Form 10QSB
period 1994-09-20
AKORN INC
filed 1995-05-12
CIK 3116

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549



                            FORM 10-QSB



     (X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
           For the quarterly period ended March 31, 1995

     ( )   Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
         For the transition period from _______ to _______



                 Commission File Number:   0-13976




                            AKORN, INC.
       (Exact Name of Registrant as Specified in its Charter)



          LOUISIANA                         72-0717400
     (State or Other Jurisdiction of     (I.R.S. Employer
     Incorporation or Organization)      Identification No.)


          100 Akorn Drive
       Abita Springs, Louisiana                  70420
(Address of Principal Executive Offices)       (Zip Code)



                         (504) 893-9300
                   (Issuer's telephone number)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X               No

     At May 5, 1995 there were 14,885,217 shares of common stock, no par value, outstanding.

     Transitional Small Business Disclosure Format.   Yes    No X

                         PART I.  FINANCIAL INFORMATION




     Item 1.  Financial Statements (Unaudited)




     The following financial statements are provided on the page numbers indicated below:


     Condensed Consolidated Balance Sheets -
       March 31, 1995 and June 30, 1994                        2


     Condensed Consolidated Statements of Income -
       Three months and nine months ended March
       31, 1995 and 1994                                       4


     Consolidated Statements of Shareholders' Equity -
       Nine months ended March 31, 1995 and 1994               5


     Condensed Consolidated Statements of Cash Flows -
       Nine months ended March 31, 1995 and 1994               6


     Notes to Condensed Consolidated Financial
       Statements                                              7




     Item 2.  Management's Discussion and Analysis
               or Plan of Operation


     The information called for by this item is provided on page 9.

                                 AKORN, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (UNAUDITED)


                                        March 31,               June 30,
                                          1995                   1994<FN1>
                                   ___________________    ____________________

ASSETS


CURRENT ASSETS
 Cash and cash equivalents            $      726,942            $ 1,914,735
 Short-term investments                    1,412,249              1,735,040
 Accounts receivable
  (less allowance for bad debts of
  $238,559 and $247,296 at March 31
  and June 30, respectively)               4,594,638              4,793,522
 Inventory                                 6,477,659              4,721,637
 Deferred income taxes                       546,822                550,715
 Prepaid expenses and other assets           715,914                455,873
                                     ____________________  ___________________
  TOTAL CURRENT ASSETS                    14,474,224             14,171,522



PROPERTY, PLANT AND EQUIPMENT             12,069,990             11,752,313
Accumulated depreciation                  (6,621,625)            (5,982,874)
                                     ____________________  ___________________
                                           5,448,365              5,769,439
Construction in progress                   4,209,349                479,883
                                     ____________________  ___________________
                                           9,657,714              6,249,322
                                     ____________________  ___________________


OTHER ASSETS                               1,035,455                800,367





TOTAL ASSETS                          $   25,167,393            $21,221,211
                                     ===================== ===================


                                        March 31,               June 30,
                                          1995                   1994<FN1>
                                     _____________________  __________________

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
 Short-term borrowings                $      343,000            $        -
 Current installments of long-term
  debt and capital lease obligations         383,708                119,002
 Accounts payable                          1,844,534              2,516,629
 Accrued reorganization costs                505,908                933,836
 Income taxes payable                        353,524                711,146
 Accrued expenses and other liabilities    2,616,480              2,270,101
                                      ____________________   _________________
  TOTAL CURRENT LIABILITIES                6,047,154              6,550,714

LONG-TERM DEBT AND
 CAPITAL LEASE OBLIGATIONS                 3,513,222                798,896
PRE-FUNDED DEVELOPMENT COSTS                 384,501                900,000
OTHER LONG-TERM LIABILITIES                1,010,104                628,545

SHAREHOLDERS' EQUITY
 Common stock, no par value--
  authorized 20,000,000 shares;
  issued 15,115,673 shares
  at March 31, and June 30;
  outstanding 14,885,217 and 14,798,217
  shares at March 31 and June 30,
  respectively                            13,701,845             13,701,845
 Treasury stock, at cost--
  230,456 and 317,456 shares
  at March 31 and June 30,
  respectively                              (329,939)              (503,939)
 Retained earnings (deficit)                 840,506               (822,806)
 Unrealized loss on noncurrent
  marketable equity securities                     -                (32,044)
                                      ___________________  ___________________
   TOTAL SHAREHOLDERS' EQUITY             14,212,412             12,343,056
                                      ___________________  ___________________

   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY              $   25,167,393            $21,221,211
                                      ===================  ===================



<FN1> Condensed from audited consolidated financial statements.
      See notes to condensed consolidated financial statements.

                                  AKORN, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                               Three months ended                       Nine months ended
                                     March 31,                             March 31,
                             1995               1994                1995                 1994
                          ______________  _______________      _______________    _______________

Net sales                  $ 7,502,580      $ 7,268,144          $ 24,427,958      $   19,771,845
Cost of sales                4,791,289        4,238,393            14,484,222          11,686,927
                          ______________  _______________      _______________    ________________
  GROSS PROFIT               2,711,291        3,029,751             9,943,736           8,084,918

Selling, general and
 administrative expenses     1,936,062        2,008,526             6,654,320           5,902,514
Research and development       211,254          252,796               561,618             619,230
                          ______________  ________________     ________________   _________________
                             2,147,316        2,261,322             7,215,938           6,521,744
                          ______________  ________________     ________________   _________________
  OPERATING INCOME             563,975          768,429             2,727,798           1,563,174


Interest expense                     -           (17,809)                   -            (131,986)
Interest and other
  income (expense)            (237,834)           27,682             (186,176)             78,303
                          _______________  _______________     _________________  _________________
                              (237,834)            9,873             (186,176)            (53,683)
                          _______________  _______________     _________________  __________________
  INCOME BEFORE
   INCOME TAXES                326,141            778,302           2,541,622           1,509,491


 Income taxes                   97,842            151,600             922,206             286,870
                          _______________  ________________    _________________  __________________

  NET INCOME                $  228,299        $   626,702        $  1,619,416      $    1,222,621
                          ===============  ================    =================  ==================


Per Share:


  NET INCOME               $       .01         $      .04         $       .10      $          .08
                          ===============  ================    =================  ==================

  WEIGHTED AVERAGE
    SHARES OUTSTANDING      15,519,988          15,548,388         15,447,119          15,318,378
                          ===============  ================    =================  ==================

See notes to condensed consolidated financial statements.

                                               AKORN,  INC.

                           CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY

                                               (UNAUDITED)
                                                                                                     Unrealized
                                                                                                        Loss
                                                                                                     on Noncurrent
                                                Common Stock              Retained                    Marketable
                                          Shares                          Earnings       Treasury       Equity
                                        Outstanding       Amount         (Deficit)        Stock      Securities     Total
                                     _______________  ______________  ______________  ___________ ______________ ______________
Nine Months Ended March 31, 1995:

Balances at July 1, 1994               14,798,217     $ 13,701,845    $  (822,806)   $   (503,939)  $  (32,044)  $   12,343,056
Net income for the nine months
 ended  March 31                                                        1,619,416                                     1,619,416
Additional unrealized loss on noncurrent
  marketable equity securities                                                                        (275,661)        (275,661)
Write-down of noncurrent
 marketable equity securities to market
 value                                                                                                 307,705          307,705
Exercise of stock options                  34,917                           8,824          69,834                        78,658
Shares issued from treasury in
 connection with the Company's
 Employee Stock Purchase Plan              52,083                          35,072         104,166                       139,238
                                     ______________  _______________  ______________  ____________ _____________ _______________
Balances at March 31, 1995             14,885,217     $  13,701,845   $   840,506    $   (329,939)  $        -   $   14,212,412
                                     ==============  ===============  ==============  ============ ============= ===============


Nine Months Ended March 31, 1994:

Balances at July 1, 1993               12,781,317     $  10,701,845   $ (3,561,768)  $   (641,573)  $        -   $    6,498,504
Net income for the nine months
 ended  March 31                                                         1,222,621                                    1,222,621
Exercise of stock options and
 warrants                               2,010,000         3,000,000           (700)         20,000                    3,019,300
Shares issued from treasury in
 connection with the Company's
 Employee Stock Purchase Plan              43,509                           13,760          87,018                      100,778
                                     _______________  _______________  ______________  ____________ ____________ _______________
Balances at March 31, 1994             14,834,826     $  13,701,845    $ (2,326,087)   $  (534,555) $         -  $   10,841,203
                                     ===============  ===============  ==============  ============ ============ ===============

See notes to condensed consolidated financial statements.


                                   AKORN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                Nine Months Ended March 31,
                                                    1995           1994
                                               ______________ _______________
OPERATING ACTIVITIES
 Net income                                    $   1,619,416     $ 1,222,621
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                     731,077         500,430
   Realized loss on noncurrent marketable
    equity securities                                307,705               -
   Changes in operating assets and liabilities:
    Inventory                                     (1,756,022)        (538,806)
    Other                                         (1,513,317)         360,110
                                               _______________  ______________
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               (611,141)       1,544,355

INVESTING ACTIVITIES
 Purchases of property, plant and equipment       (4,047,143)        (809,552)
 Net maturities (purchases) of investments           322,791       (1,384,878)
 Product licensing costs                            (376,729)        (363,650)
                                               _______________  ______________
NET CASH USED IN INVESTING ACTIVITIES             (4,101,081)      (2,558,080)

FINANCING ACTIVITIES
 Repayment of long-term debt                        (905,341)         (68,064)
 Proceeds from sale of stock                         217,896        1,520,078
 Proceeds from issuance of long-term debt          3,900,000                -
 Pre-funded development costs                        (15,499)               -
 Reductions in capital lease obligations             (15,627)        (462,346)
 Short-term borrowings                               343,000                -
                                               _______________  ______________
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                             3,524,429          989,668

DECREASE IN CASH
 AND CASH EQUIVALENTS                             (1,187,793)         (24,057)

 Cash and cash equivalents at beginning
   of period                                       1,914,735          957,108
                                              _______________   ______________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                              $     726,942     $    933,051
                                              ===============   ==============

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:
 Interest paid, net of amount capitalized      $          -      $    172,430
                                              ===============   ==============

 Income taxes paid                             $   1,092,750     $          -
                                              ===============   ==============
SUPPLEMENTAL DISCLOSURE
 OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Conversion of debt to common stock            $          -      $  1,600,000

                                              ===============    =============


See notes to condensed consolidated financial statements.

                                           AKORN, INC.

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           (UNAUDITED)



          NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. (the "Company")
          and its wholly owned subsidiaries, Spectrum Scientific Pharmaceuticals, Inc. , Walnut Pharmaceuticals, Inc. and Akorn Manufacturing, Inc., formerly Taylor Pharmacal Company. Intercompany transactions and balances have been eliminated in consolidation.

          These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
          Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 1994, included in the Company's Annual Report on Form 10-KSB.

          NOTE B - INCOME TAXES

          The Internal Revenue Service (IRS) is currently examining the Company's federal income tax returns for 1988 through 1993. Based on discussions with Company management, it appears that the IRS may seek adjustments to these returns which could result in additional interest and income tax expense of $300,000 to
          $500,000. The Company has adequate reserves such that if proposed and sustained, these adjustments would not have a material impact on the consolidated financial statements.

          NOTE C - EARNINGS PER SHARE

          Earnings per share are based upon the weighted average number of common shares outstanding. The computation of the weighted average number of shares outstanding for all periods presented includes the dilutive effect of stock options and warrants using the treasury stock method.

          NOTE D - INVENTORY

          The components of inventory are as follows:


                                               March 31,    June 30,
                                                 1995         1994
                                            ______________ _____________

          Finished goods                     $  4,245,999   $ 2,553,051
          Work in process                         976,450       883,152
          Raw materials and supplies            1,255,210     1,285,434
                                            ______________ _____________
                                             $  6,477,659   $ 4,721,637

          The inventories are reported net of reserves for unsaleable items of $286,653 and $282,531 as of March 31, 1995 and June 30, 1994,
          respectively.

          NOTE E - INVESTMENTS

          The Company adopted Statement of Financial Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and
          Equity Securities" effective July 1, 1994. This Statement requires certain securities to be classified into one of three reporting categories (held-to-maturity, available-for-sale or trading). The Company has completed a review of its securities relative to SFAS 115 and has classified its short-term investments as held-to-maturity. Therefore, in accordance with SFAS 115, these investments are being reported at amortized cost. The Company has defined its noncurrent investments as available-for-sale, requiring that they be carried at fair value with any unrealized gain or loss reflected as a component of shareholders' equity.

          At March 31, 1995, the cost of the Company's noncurrent marketable equity securities exceeded the market value by $307,705. Given the significant decline in market value since June 30, 1994, and Management's assessment that a significant reversal was not imminent, the loss was determined to be permanent. Therefore, the unrealized loss previously charged to shareholders' equity was reversed, and the Company recorded a realized loss to recognize the decline in value. This loss is included in interest and other income (expense) in the 1995 statements of income.

          NOTE F - LONG TERM DEBT

          On September 30, 1994, the Company finalized its loan agreement with a commercial bank to obtain $6.3 million of credit financing. Under the terms of the agreement, the Company will receive financing under a three-part credit facility: (1) $3.5 million Revolver/Term construction loan, (2) $1.3 million Term loan, and (3) $1.5 million Line of Credit. As of March 31, 1995, the Company had received $1.3 million in financing under its Term loan and advances of $2.6 million under its Revolver/Term construction loan. In addition, $343,000 was borrowed under the Line of Credit as of March 31, 1995. The Company is utilizing the monies advanced under its Revolver/Term construction loan to fund the expansion of its manufacturing facilities in Decatur, Illinois. The $1.3 million Term loan was used for refinancing approximately $900,000 in existing debt and also to refinance the early payout of a capital lease on the Decatur manufacturing facility. Interest incurred during the construction period is being capitalized as part of the cost of the expansion project. During the nine months and quarter ended March 31, 1995, the Company capitalized $179,499 and $135,774, respectively, in interest costs.

          NOTE G - LITIGATION

          The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that any liability the Company may have in these matters would not have a material effect on the consolidated financial statements.

          NOTE H - CHANGE IN ACCOUNTING ESTIMATE

          During the quarter ended March 31, 1995, an evaluation by the Company resulted in a change in the estimated liability related to aged customer credits. This change resulted in a reduction of selling general and administrative expenses of approximately $330,000 ($231,000 or 1 cent per share, net of tax).

                                           AKORN, INC.

                              MANAGEMENT'S  DISCUSSION AND ANALYSIS

                                       OR PLAN OF OPERATION


          RESULTS OF OPERATIONS

          Net Sales
          The Company experienced nominal sales growth of 3% in the quarter ended March 31, 1995 compared to the same period in 1994, with sales of $7.5 million versus $7.3 million. For the first nine months of fiscal 1995, sales of $24.4 million were 24% higher than the comparable fiscal 1994 amount of $19.8 million.

          The decline in sales growth for the third quarter as compared to the first six months of fiscal 1995 is due to several factors. First, there was the anticipated loss of AK-Con-A, Akorn's leading allergy product. As previously announced, AK-Con-A was recently converted to over-the-counter (OTC) from prescription status by the Food and Drug Administration (FDA). Currently, the Company is awaiting approval to begin marketing this product under its new status, which presently is anticipated for some time in fiscal 1996.

          Upon receiving FDA approval, the new OTC version will be marketed through a joint venture, which should restore profits on the product to previous levels. Sales of AK-Con-A, which continued through October 1994, were approximately $2 million for fiscal 1995. Until approval of the OTC version is obtained and marketing through the joint venture commences, the loss of AK-Con-A will continue to have an effect on sales growth comparisons.

          Second, sales and earnings were also affected by the temporary shutdown of Akorn's Decatur, Illinois manufacturing facility as required by the previously announced $4.5 million expansion project. The shutdown was about a week longer than originally anticipated, affecting both sales and overhead absorption for the quarter. The facilities returned to full production in January 1995, at which time the effect of the shutdown ended.

          Third, sales and earnings during the quarter were hurt by continued cost increases implemented by our primary suppliers of private-labeled products. These suppliers are also Akorn's primary competitors in the generic market place, and this has made Akorn substantially less competitive. In the short-term, the Company is combating higher product costs by sourcing from alternative non-competing suppliers under more favorable agreements. Longer-term, the Company's goal to manufacture all of its products in-house will eliminate reliance on other manufacturers and make Akorn more competitive.

          Gross Profit
          Consolidated gross profit declined 11% to $2.7 million in the quarter ended March 31, 1995 compared to $3.0 million for the same period of the previous year, with gross margins declining six percentage points. For the first nine months of fiscal 1995, gross profit of $9.9 million was 23% higher than the comparable fiscal 1994 amount of $8.1 million, while gross margins remained stable.

          The loss of higher-margin AK-Con-A sales, decreased overhead absorption in manufacturing and higher product costs imposed by suppliers were the primary reasons for the decline in gross profit and margins for the quarter. The current quarter effect from the shutdown of the Decatur facilities will not continue. However, gross margins are expected to remain lower than those experienced in the first half of fiscal 1995 due to the loss of AK-Con-A and increased competition from our suppliers.

          Selling, General and Administrative Expenses

          Selling, general and administrative (S,G&A) expenses declined 4% during the quarter ended March 31, 1995, as compared to the same period in 1994. For the first nine months of fiscal 1995, S,G&A expenses were 13% higher than the comparable period in fiscal 1994. During the quarter ended March 31, 1995, the Company, based on evaluations made by management, changed the estimated liability related to aged customer credits. This resulted in a reduction in S,G&A expenses of approximately $330,000. Without this change in estimate, the Company would have realized S,G&A expenses of approximately $2.3 million or 13% more than the comparable period in fiscal 1994.

          In response to a slowing in sales growth during the quarter ended March 31, 1995, the Company took steps to eliminate approximately $1 million to $1.5 million of S,G&A and other manufacturing operating expenses on an annualized basis. The future reductions, which were accomplished primarily through downsizing the workforce, will be somewhat offset by increases in depreciation and interest expense associated with the Company's expanded manufacturing facilities. During the quarter, approximately $100,000 of nonrecurring severance costs were recognized in connection with the downsizing.

          The percentage of S,G&A expenses to sales, excluding the effects of the change in estimate and severance payments noted above, remained relatively stable during the quarter and nine months of fiscal 1995 as compared to the prior year. The Company anticipates that the percentage of S,G&A to sales will decline as a result of the reductions made in the third quarter. The Company continues to monitor the required level of S,G&A expenses in relation to sales performance.

          Research and Development

          Research and development expense remained relatively stable for the quarter and first nine months of fiscal 1995 as the Company's R & D group continued to pursue Abbreviated New Drug Application
          (ANDA) approvals on new products.
          R & D activities continue to be focused also on the transfer of ANDA approvals from the Company's former manufacturing facilities in California to its manufacturing facilities in Decatur, Illinois ("site transfers"). The cost of these site transfers have been previously accrued and do not have an effect on R & D expense.

          The Company also has begun the development of a non-steroidal anti-inflammatory drug for ophthalmic use licensed from Pfizer, Inc. (Pfizer). It is anticipated that the majority of these development costs, which are expected to be funded substantially by monies obtained from Pfizer, will be incurred over the next 18 months. Based on the current mix of products in the Company's R&D pipeline, management expects fiscal 1995 R&D expenses to be comparable to fiscal 1994 amounts and expects an increase in R&D expenses for fiscal 1996.

          Interest and Other Income/Expense

          Interest costs incurred during the quarter and nine-month period ended March 31, 1995 have been capitalized as part of the cost of construction related to the Company's expansion project at its Decatur manufacturing facilities. The Company will continue to capitalize interest expense until the newly constructed clean room and other expansion related items are fully validated and operational. This is currently expected to be completed in the fourth quarter of fiscal 1995. On September 30, 1994 the Company signed a $6.3 million financing package with a commercial bank to finance the construction and provide working capital funding. As a result, interest expense will increase significantly in fiscal 1996.

          During the quarter ended March 31, 1995, the Company determined that a $308,000 decline in the fair market value of an equity investment was other than temporary. The determination was based on the significant deterioration in value since June 30, 1994 and the current evaluation that a price recovery was not imminent.

          The original investment, in the amount of $350,000, had been made in a business from which the Company was considering licensing technology for ophthalmic use.

          This loss resulted in the Company reporting net interest and other expense of $238,000 for the quarter ended March 31, 1995 compared to net interest and other income of $10,000 for the comparable period in fiscal 1994. This loss also resulted in net interest and other expense of $186,000 for the nine months ended March 31, 1995 compared to net expense of $54,000 in the comparable prior year period. Net interest income increased in the fiscal 1995 periods as a result of increases in funds available for investment and increases in interest rates on short-term securities.

          Income Taxes

          The effective tax rates for the quarters ended March 31, 1995 and 1994 were 30.0% and 19.5%, respectively. For the first nine months of fiscal 1995 and 1994, the effective tax rates were 36.3% and 19.0%, respectively.

          The increased effective tax rate for fiscal 1995 is attributable to the lack of available net operating loss carryforwards, the benefits of which were utilized to reduce income tax expense in 1994. The decline in the effective rate for the quarter ended March 31, 1995 as compared to the effective rate for the nine months then ended reflects changes associated with lower anticipated income levels for the fiscal year and minor adjustments related to filed tax returns.

          Net Income

          Net income for the quarter ended March 31, 1995 declined to $228,000 or 1 cent per share compared to the prior year amount of $627,000 or 4 cents per share, primarily as a result of the factors noted above coupled with higher income tax rates. Net income for the first nine months of fiscal 1995 of $1.6 million or 10 cents per share was 32% greater than the comparable prior year amount of $1.2 million or 8 cents per share. This increase for the nine-month period resulted primarily from the growth experienced in the first six months of fiscal 1996 associated with the Company's temporary selling advantage for its allergy product line. Weighted average shares used in the calculation of per share amounts were relatively unchanged from year to year.

          Financial Condition and Liquidity

          The net cash used in operating activities for the nine months ended March 31, 1995 was $611,000 compared to net cash provided of approximately $1.5 million for the corresponding period in 1994. While the Company's profitability has increased operating cash flows in the first nine months of fiscal 1995, significant investments in inventory were made as a result of new product introductions and to meet minimum purchasing requirements on some supply contracts. This increase in inventory is not expected to continue for the remainder of fiscal 1995.

          In addition to the inventory build up, final estimated tax payments for the fiscal year-ended June 30, 1994 were made during the first quarter of fiscal 1995.

          The Company invested $4.0 million in new property, plant and equipment during the nine-month period ended March 31, 1995, primarily related to the expansion of the Company's manufacturing facilities, compared to $810,000 during the same period in 1994.

          On  September  30,  1994, the Company entered into a $6.3 million
          credit facility with  a  commercial  bank.   The  credit facility
          includes the following:

          - a $1.3 million Term loan for the payout of existing debt and reimbursement for the early payout of a capital lease on the Taylor manufacturing facility.

          - a $3.5 million Revolver/Term construction loan to finance the expansion of the Taylor facilities.

          - a $1.5 million Line of Credit for working capital purposes.

          The entire Term loan was drawn in October 1994 and, as of March 31, 1995, $2.6 million had been drawn on the Revolver/Term construction loan. Of these proceeds, approximately $900,000 was used to pay down other existing debt facilities.

          The construction project at the Decatur facilities allows for new high-speed ophthalmic production, as well as new capabilities for suspensions, ointments and unit-dose products. The total cost of the expansion project, including additional equipment, is expected to be between $5 million and $5.5 million. The expansion is to be financed by (1) the $3.5 million construction loan noted above, (2) capital lease arrangements totalling $700,000, (3) reimbursements, up to approximately $600,000, from Pfizer Inc. under a previously announced cross- licensing agreement and (4) internal sources.

          Working capital increased $806,000 during the nine-month period ended March 31, 1995. This increase in working capital is primarily reflected in the growth in inventory noted above which is not expected to continue. This growth in inventory was funded from internal sources and from borrowings under the Company's Line of Credit.

          The most significant short-term needs, exclusive of working capital requirements, continue to be primarily for the payout of previously reserved costs associated with the site transfer of ANDAs, which are expected to be approximately $400,000 over the next twelve months.

          In addition, the Company has been notified by the Internal Revenue Service (IRS) that, in connection with the examination of tax returns for the period of 1988 through 1993, the IRS may propose adjustments that could result in additional current income taxes and interest payable of $1 million to $1.5 million. The Company accrued reasonable estimates related to the income statement effects of such exposure and as a result there should be no significant effects on the Company's reported earnings should these adjustments be proposed and sustained. Should the disputed adjustments be settled within the range noted above, Management anticipates that the obligations would be paid in deferred payments over an extended period.

          Existing  working  capital,  net  cash  provided   by   operating
          activities and the Company's line of credit are expected to be sufficient to provide for these short-term needs.

          Under a previously announced cross-licensing agreement with Pfizer, Akorn is required to pay a performance penalty of $1,020,000, should the Company be unsuccessful in obtaining approval, by December 31, 1996, of a product in development which was licensed to Pfizer. Given the current status of the product, Management believes that the likelihood that approval will not be obtained in this time frame is remote. Accordingly, no financial statement reserves related to the potential penalty have been accrued.

                                   PART II.  OTHER INFORMATION


          Item 1. Legal Proceedings

          Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-KSB for the fiscal year ended June 30, 1994 and in Note N to the consolidated financial statements included in that report.

          Item 2. Changes in Securities

                  Not applicable.

          Item 3. Defaults Upon Senior Securities

                  Not applicable.

          Item 4. Submission of Matters to a Vote of Security Holders

                  Not applicable.

          Item 5. Other Information

                  Not applicable.

          Item 6. Exhibits and Reports on Form 8-K

                  (a)    Exhibits

                           (11.1)  Computation of Earnings per Share

                           (99.1) Press release issued by Akorn, Inc. on May
                                 1, 1995 announcing its third quarter 1995 financial results.

                  (b)    Reports on Form 8-K

                         None

                                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AKORN, INC.


                                     /s/ Barry D. LeBlanc
                                  _______________________________
                                         Barry D. LeBlanc
                              President and Chief Executive Officer
                                    (Duly Authorized Officer)




                                     /s/ Eric M. Wingerter
                                  _______________________________
                                        Eric M. Wingerter
                           Vice President - Finance and Administration
                                  (Principal Financial Officer)


          Date:   May 5, 1995

                                EXHIBIT INDEX



                                                               Sequentially
Exhibit                                                          Numbered
Number       Description                                           Pages


(11.1)       Computation of Earnings per Share

(99.1)       Press release issued by Akorn, Inc. on May 1, 1995
              announcing its third quarter 1995 financial results.