Form 10KSB
period 1995-06-30
AKORN INC
filed 1995-09-26
CIK 3116

______________________________________________________________________________

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
______________________________________________________________________________


                                      FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                  ____________________

                            Commission File Number:  0-13976
                                  ____________________

                                       AKORN, INC.
               (Name of small business issuer as specified in its charter)

          LOUISIANA                                  72-0717400
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                    100 Akorn Drive, Abita Springs, Louisiana 70420
                (Address of principal executive offices and zip code)
                      Issuer's telephone number:  (504) 893-9300
                                   ____________________

           SECURITIES  REGISTERED  UNDER  SECTION  12(b) OF THE EXCHANGE ACT:

                                         None

           SECURITIES  REGISTERED UNDER SECTION 12(g)  OF  THE  EXCHANGE ACT:

                               Common Stock, No Par Value
                                    (Title of Class)
                                   ____________________

     Check whether the Issuer (1)  has filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.  Yes  X     No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its fiscal year ended June 30, 1995 were $32,863,000.

     The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of September 8, 1995 was approximately $25,500,000.

     The number of shares of the Issuer's common stock, no par value per share, outstanding as of September 8, 1995 was 14,904,653.
                                   ____________________

                          DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Issuer's Proxy Statement to be submitted to shareholders in connection with their 1995 Annual Meeting are incorporated by reference into Parts II and III of this Form 10-KSB.

     Transitional Small Buisness Disclosure Format (check one):  Yes   No   X

                                        PART I


          Item 1.      Description of Business.

          General Development of Business

             Akorn, Inc. (Akorn or the Company) manufactures, markets and distributes an extensive line of therapeutic, diagnostic and surgical pharmaceutical and over-the-counter ophthalmic products. In addition, through its wholly owned subsidiary Akorn Manufacturing, Inc. (AMI), the Company provides sterile contract manufacturing services to several large pharmaceutical companies. Akorn, a Louisiana corporation founded in 1971, is headquartered in Abita Springs, Louisiana, a suburb of New Orleans.

             Prior to the fiscal year beginning July 1, 1989, the Company purchased its entire ophthalmic product line on a contract basis from several suppliers, who packaged and labeled the products under the Company's name. In September 1989, in order to more vertically integrate its operations, the Company acquired a manufacturing facility in Los Angeles, California that was capable of manufacturing sterile ophthalmic solutions, suspensions, and human injectable products, among other products. Until July 1991, the Company manufactured a substantial part of its ophthalmic pharmaceutical product line at the Los Angeles facility while continuing to have the balance supplied by outside manufacturers. In September 1991, the Company decided to abandon that facility due to the cost of bringing the facility into full compliance with current "Good Manufacturing Practice" regulations of the United States Food and Drug Administration (the FDA) and to restructure its manufacturing operations by acquiring a larger, more modern facility. Supply arrangements with other manufacturers were renewed in order to maximize availability of the Company's ophthalmic product line.

             In January 1992, the Company acquired AMI, which at that time was named Taylor Pharmacal Company, of Decatur, Illinois (formerly Taylor Pharmacal Company) and began the process of transferring to AMI the operations formerly conducted at the Los Angeles facility while maintaining the sterile contract manufacturing business conducted by AMI.

          Ophthalmic Distribution Business

             The Company distributes a complete line of therapeutic, diagnostic and over-the-counter ophthalmic pharmaceutical products as well as other surgical and office-based non-pharmaceutical products. The Company's therapeutic ophthalmic pharmaceutical product line is extensive and includes antibiotics, anti-infectives, steroids, steroid combinations, glaucoma medications, decongestants/antihistamines, and anti-edema medications. Diagnostic products, primarily for use in doctors' offices, include a complete line of mydriatics and cycloplegics, anesthetics, topical stains, gonioscopic solutions and others. Surgical products available from Akorn include surgical knives and other surgical instruments, balanced salt solution, post-operative kits, surgical tapes, eye shields, anti-ultraviolet goggles, facial drape supports, and other supplies. Ophthalmic over-the-counter products include various artificial tear solutions, preservative-free lubricating ointments, lid cleansers, vitamin supplements and contact lens accessories.

          Contract Manufacturing Business

             AMI manufactures sterile products, on a contract basis, for third parties. The majority of AMI contracts are short-term in nature and operate on the basis of signed purchase orders. However, AMI is in the process of developing longer-term contracts with minimum quantity requirements in order to strengthen the commitments from its contract customers. Because of the present nature of AMI contracts, its contract manufacturing is more volatile than the ophthalmic distribution segment, and given that sales to contract customers are large in relations to the distribution segment sharp reduction in contract manufacturing sales can occur should customers discontinue the contract for any reason.



          Sales and Marketing

             While the Company's ophthalmic product line includes some unique products, the majority are non-proprietary. As a result, the Company relies on its expertise in marketing, distribution, and support for products in order to maintain and increase market share.

             The Company maintains an efficient three-pronged ophthalmic distribution sales effort. This effort includes 23 outside sales representatives who, together with two district managers, make personal calls on customers in the Northeast, Southeast, Midwest and West regions of the country. In addition, the Company maintains an in-house telemarketing and a customer service sales group of 25 persons who operate at the Company's facilities in Abita Springs. And finally, the Company also maintains a direct-mail marketing effort.

             The Company's ophthalmic distribution customers consist primarily of ophthalmologists, optometrists, independent pharmacies, and full-service wholesalers whose customers include hospitals and other institutions.

             The Company's sales and marketing efforts in the contract manufacturing business have been limited to personal contact with major pharmaceutical companies and limited trade journal advertisements. Attendance at manufacturing trade shows will be implemented in fiscal 1996. The Company's contract customers include several large pharmaceutical companies.

             The Company stresses its service and support as means to attract and keep customers.

          Research and Development

             The acquisition of AMI provided the Company with resources to begin its research and development program, which began in the last quarter of fiscal 1992 and has since expanded. As of June 30, 1995 the Company had 4 new ANDAs on file with the FDA for products which the Company has not previously manufactured. See "Government Regulation." These products have a current aggregate brand market of approximately $200 million. No assurance can be given as to whether the Company will develop marketable products based on these filings or as to the size of the market for any such products.

             The Company has plans to target its research and development efforts on 20 to 30 additional products the patents on which have expired or will expire in the near future. Production and marketing of any products developed as a result of these efforts are expected to take several years.

             The Company also maintains an aggressive product licensing effort. This effort has had the most immediate effect on operating results because it allows the Company to use its strength in marketing ophthalmic products. The Company also anticipates manufacturing many of the licensed products.

             At June 30, 1995, 21 full-time employees of the Company were involved in research and development and product licensing. The Company's research and development expenditures for 1995 and 1994 were $844,000 and $843,000, respectively.

             The Company expects its research and development expenditures to increase significantly in fiscal 1996.

          Employee Relations

             The Company has 331 full-time employees, of whom 65 are employed in the Abita Springs facility, 241 are employed in Decatur, Illinois and 25 are in outside sales. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

          Competition

             The manufacture and distribution of ophthalmic pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of the Company's competitors have substantially larger financial and other resources, including a larger volume of sales, more sales personnel and larger facilities than the Company. The competitors which are dominant in the ophthalmic distribution industry are Alcon Laboratories, Inc., Allergan Pharmaceutical, Inc. and Bausch & Lomb, Inc. The Company competes primarily on the basis of price and service. The Company's principal supplier, Bausch & Lomb, Inc., is in direct competition with the Company in several markets.

             The manufacturing of sterile products must be performed under the most rigorous FDA-mandated Good Manufacturing Practices. Therefore the barriers to entry in the contract manufacturing of sterile products are very high. The number of independent contract manufacturers of sterile products continues to decline as a result of these barriers. AMI's competitors in this area, generally, are larger companies with greater financial and other resources.

          Product Supply

             Since the acquisition of AMI in 1992, the Company has been steadily regaining control of the supply of its ophthalmic pharmaceutical products, which had been impacted by the closure of the Los Angeles facility in 1991. During the fiscal year ended June 30, 1995, approximately 52% of the Company's net ophthalmic distribution sales were accounted for by products manufactured at AMI and approximately 48% by unaffiliated suppliers, the largest of which are Steris Laboratories, Inc. and Bausch & Lomb, Inc. These companies supplied products accounting for 15.1% and 14.2%, respectively, of the Company's net ophthalmic distribution sales during fiscal 1995. No other supplier supplied products accounting for more than 10% of the Company's net ophthalmic distribution sales during fiscal 1995.

          Government Regulation

             All pharmaceutical manufacturers and distributors are subject to extensive regulation by the federal government, principally by the FDA and, to a lesser extent, by state governments. The federal Food, Drug and Cosmetic Act (the FDA Act), the Controlled Substance Act, and other federal statutes and regulations govern or influence the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising, and promotion of products by the Company and its subsidiaries. Included among the requirements of these statutes is that the manufacturer's methods conform to current Good Manufacturing Practices provided for in FDA regulations. Pursuant to its powers under the FDA Act, the FDA inspects drug manufacturers and storage facilities to determine compliance with its Good Manufacturing Practice regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal of the government to approve new drug applications, and criminal prosecution. The FDA also has authority to revoke approval of drug products.

             Except in the case of drugs in common usage before the FDA Act became effective and in some other cases, FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application (NDA) with the FDA, which requires clinical studies demonstrating the safety and efficacy of the drug and compliance with additional regulatory requirements.

             Abbreviated procedures are available for obtaining FDA approval for those generic drugs which are equivalents of existing brand name drugs, such as certain drugs that had been manufactured at the Los Angeles facility and are expected to be manufactured by AMI. In order to obtain approval of a new generic drug, the Company files an Abbreviated New Drug Application (ANDA) with the FDA. An ANDA is similar to a NDA, except that the FDA waives the requirement of conducting clinical studies of safety and efficacy. Instead, for drugs which contain the same ingredients as drugs already approved for use in the United States, the FDA ordinarily requires data showing that the generic drug formulation is equivalent to the brand name drug and that the product is stable in its formulation.

             Over the past several years, the FDA has increased its scrutiny of the operations of generic drug manufacturers like the Company, and has increased the time required for its approval of ANDAs and NDAs submitted by such companies. In addition, the Office of Generic Drugs of the FDA, the division which monitors and approves ANDAs, has increased its scrutiny regarding concentrations of inactive ingredients for generic drugs as compared to the innovator drug. This change has resulted in an increase in the time spent on formulating ANDA products.



          Item 1A.  Executive Officers of the Registrant.

             Certain information concerning each of the executive officers of the Company is given below. Each executive officer of the Company is a full time employee of the Company and serves in his capacity at the pleasure of the Board of Directors.

          Barry D. LeBlanc   Mr. LeBlanc, age 40, was elected President,
          Chief Executive Officer of the Company in December 1991. From August 1987 to December 1991, Mr. LeBlanc served as a President and Chief Operating Officer of the Company. He has also been a director and member of the Executive Committee of the Company since August 1987. Prior to 1987, Mr. LeBlanc was principally employed as a practicing certified public accountant and served as a financial consultant to the Company.

          Harold O. Koch     Mr. Koch, age 46, has  served  as Senior Vice
          President since January 1995. From January 1993 to December 1994, he served as Vice President - Business Development. From July 1991 to December 1992 Mr. Koch coordinated the reorganization of the Company's manufacturing operations. From November 1988 to June 1991, he acted as an independent consultant in the area of biotechnology formulation, ophthalmic manufacturing processes and ophthalmic marketing. From May 1987 to October 1988, he served as Vice President - Product Development for The Cooper Company. Prior to this Mr. Koch served as Director of Product Development for Cooper Vision Ophthalmics.

          Tim J. Toney Mr. Toney, age 53, has served as Vice President-Manufacturing Operations since February 1993. Since the Company's acquisition of AMI in January 1992 he has also served as President of AMI. Prior thereto Mr. Toney had served as Treasurer and Director of Sales and Marketing for AMI.

          Eric  M. Wingerter   Mr. Wingerter, age 33, has served  as  Vice
          President - Finance and Administration since July 1993 and as Vice President - Finance from January 1993 through June 1993. Since September 1988 Mr. Wingerter has been the Company's Chief Financial Officer. From January 1984 to September 1988, he practiced as a certified public accountant in the audit department at Ernst & Young.

          Item 2.Description of Property.

             The Company's executive offices, sales and primary distribution center are based in two adjacent buildings totalling approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana. These buildings are believed adequate for Akorn's present executive offices and sales and primary warehousing and distribution activities. The land owned by the Company in Abita Springs can accommodate growth in Company executive and ophthalmic sales adn distribution operations for the foreseeable future.

             Through AMI, the Company owns a 76,000 square-foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, AMI owns a 55,000 square-foot manufacturing facility, also in Decatur, Illinois. During the fiscal year 1995, the Company substantially completed construction related to the expansion of its ophthalmic production facilities at AMI. The total cost of the expansion, including capital equipment acquisitions, approximated $6 million.

          Item 3.  Legal Proceedings.

             From time to time the Company becomes involved, in the ordinary course of its business, in legal actions and claims. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Management believes, however, that any such liability will not have a material effect on the Company's consolidated financial statements.

          Item 4.  Submission of Matters to a Vote of Security Holders.

             The annual meeting of the Company's shareholders was held on October 29, 1994 (the "Meeting"). At the Meeting, all of the nominees listed were elected, by the votes indicated below. There were no broker non-votes with respect to any nominee. No other directors have terms of office that continued after the Meeting.

               Nominee                           For            Withheld
          ______________________              _____________    _____________
          Daniel E. Bruhl, M.D.                12,778,433         22,462
          J. Ed Campbell, M.D.                 12,777,033         23,862
          George S. Ellis, M.D.                12,777,033         23,862
          Doyle S. Gaw                         12,773,633         27,262
          John N. Kapoor, Ph.D.                12,775,015         25,880
          Barry D. LeBlanc                     12,774,633         26,262
          David H. Turner, M.D.                12,779,033         21,862
          Lawrence A. Yannuzzi, M.D.           12,780,433         20,462


                                             PART II

          Item 5.Market for Common Equity and Related Stockholder Matters.

             The Company's Common Stock is traded on the NASDAQ National Market System under the symbol AKRN. On September 15, 1995, the Company estimated that the number of holders of its Common Stock was approximately 3,100, including record holders and individual participants in security position listings.

             High and low prices for the last two years were:

                                            1995                           1994
                           _______________________________________________________________
                             Market Price<F1>      Cash      Market Price<F1>     Cash
                           ___________________   Dividends  ________________   Dividends
                             Low      High       Declared      Low    High      Declared
                           _______________________________________________________________
          Declared
          1st Quarter       $2.38    $3.19      $  -          $1.88    $2.75      $-
          2nd Quarter        2.94     4.00         -           2.13     3.88       -
          3rd Quarter        2.88     3.63         -           2.81     3.75       -
          4th Quarter        2.25     3.31         -           2.63     3.38       -

<F1> Per NASDAQ

  The Company's Board of Directors decided to suspend the payment of dividends in the first fiscal quarter of 1992. Any such future payments will be, in part, contingent upon the level of the Company's research and development efforts and expansion of operations. The Company's loan agreement includes restrictions on the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following table sets forth selected consolidated financial information for Akorn, Inc. for the five years ended June 30, 1995.

                                                       Years Ended  June 30

                                 1995<F1>        1994<F2>      1993<F3>      1992<F4>       1991<F5>
                             ________________________________________________________________________________
PER SHARE

Equity                           $   0.97         $  0.81       $   0.48        $   0.36       $   0.86
Net income (loss)                $   0.15         $  0.18       $   0.14        $  (0.55)      $  (0.41)
Dividends                               -               -       $      -               -       $    .06
Price: High                      $   4.00         $  3.88       $   3.13        $   4.13       $   4.38
       Low                       $   2.25         $  1.88       $   1.50        $   1.25       $   1.13
P/E:   High                           27x             22x            22x              NM             NM
       Low                            15x             10x            11x              NM             NM
Dividend yield                         NM              NM             NM              NM           2.18%

INCOME DATA (000)
Net sales                          32,863          28,403         20,893          18,456         19,348
Gross profit                       13,220          11,853          8,065           6,611          7,622
Operating income (loss)             3,672           2,934          1,665          (7,276)        (7,741)
Interest expense                        -            (154)          (271)           (288)          (374)
Pretax income (loss)                3,512           2,887          1,502          (7,407)        (7,841)
Income taxes (benefit)              1,232             166           (259)           (540)        (2,739)
Net income (loss)                   2,280           2,721          1,761          (6,867)        (5,102)
Weighted average
  shares outstanding               15,399          15,311         13,555          12,589         12,305

BALANCE SHEET (000)

Current assets                     14,303          14,172          8,516           9,474         10,209
Net fixed assets                   10,996           6,249          5,227           5,119          5,091
Total assets                       26,256          21,221         14,218          15,122         18,335
Current liabilities                 6,400           6,551          3,471           7,197          6,303
Long-term obligations               4,857           2,327          4,248           3,352          1,501
Shareholders' equity               14,998          12,343          6,499           4,573         10,531

FUNDS FLOW DATA (000)

From operations                       792           2,665           (685)           (333)          1,797
Dividends paid                          -               -              -                -           (965)
From investing                     (4,943)         (3,710)          (465)          2,239          (1,377)
From financing                      3,004           2,003            (17)         (1,012)         (1,215)
Change in cash & equivalents       (1,147)            958         (1,167)            894            (795)

RATIO ANALYSIS

Gross margin                         40.2%           41.7%          38.6%           35.8%           39.4%
Operating margin                     11.2%           10.3%           8.0%          (39.4)%        (40.0)%
Pretax margin                        10.7%           10.2%           7.2%          (40.1)%        (40.5)%
Effective tax rate                   35.1%            5.8%         (17.3)%             NM             NM
Net margin                            6.9%            9.6%           8.4%          (37.2)%         (26.4)%
Asset turnover                        1.38            1.60           1.42            1.10            0.96
Return on assets                      9.6%           15.4%          12.0%          (41.0)%         (25.2)%
Financial leverage                    1.74            1.88           2.65            2.22            1.54
Return on equity                     16.7%           28.9%          31.8%          (90.9)%         (38.9)%
Retention rate                      100.0%          100.0%         100.0%          100.0%          115.2%
Implied growth rate                  16.7%           28.9%          31.8%          (90.9)%         (44.8)%

All of the information shown in the table above for periods 1992 and prior has been restated to reflect the combined operations of Akorn and Akorn Manufacturing, Inc. (AMI).

<F1>  Includes an unrealized loss on marketable equity securities ($.3 million) and  the  reduction in selling, general and administrative expenses ($.3 million) related to a change in accounting estimate for aged customer credits.

<F2>  Includes the reversal of the valuation allowance  for deferred tax assets ($0.4 million).

<F3>  Includes the reversal of the provision for a litigation judgment ($0.7 million), the reduction of estimated costs of reorganizing manufacturing operations ($0.4 million), and income tax benefits ($0.3 million).

<F4>  Includes  charges for the reorganization of manufacturing operations ($5.3 million), acquisition  costs  of
      AMI ($1.3 million), and provision for a litigation judgment ($0.8 million).

<F5>  Includes charges  for the reorganization of manufacturing operations ($7.8 million) and other non-recurring expenses ($1.1 million).

      Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying financial statements.

Results of Operations

Net Sales

  The Company's consolidated net sales increased 16% to a record $32.9 million in 1995 compared to the prior year. This follows a 36% increase in the prior year as compared with 1993. The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                 Years Ended June 30

In millions                                    1995        1994       1993
                                            ________________________________


Ophthalmic distribution                    $    23.8     $  20.7    $  14.9
Contract manufacturing                           9.1         7.7        6.0
                                            ________________________________
Total net sales                            $    32.9     $  28.4    $  20.9
                                            ================================

     Ophthalmic distribution sales include a broad range of therapeutic, diagnostic, surgical and office-based products. Ophthalmic distribution sales increased 15% in 1995 as compared to 1994 and 39% in 1994 as compared to 1993. Sales in 1995 were enhanced by the introduction of several new surgical products including new surgical instruments and surgical packs. In addition, sales of the Company's therapeutic products increased as a result of the Company's "Save With Akorn Therapeutics" (S.W.A.T.) program, which focuses on educating doctors on the cost of ophthalmic medications.

     Sales growth in this segment declined in the second half of 1995 as a result of the loss of sales for AK-Con-A, Akorn's leading allergy product, in October 1994. As previously announced, this product was converted to over-the-counter status by the Food and Drug Administration (FDA), who required the filing of a NDA. The Company is presently awaiting approval of this NDA, which is presently anticipated for some time in fiscal 1996.

     Upon receiving approval of this NDA, the new OTC version will be marketed through a joint venture with Pfizer, Inc. (Pfizer), which should restore profits on the product to previous levels. Sales of AK-Con-A were approximately $2 million, $1.4 million, and $0.7 million for 1995, 1994 and 1993, respectively.

     Sales in 1994 versus 1993 were enhanced primarily by product licensing activities which accounted for approximately $4 million or nearly 70% of the growth in ophthalmic distribution sales. In addition, the Company's introduction of its S.W.A.T program contributed to sales growth in 1994.

     Contract manufacturing sales increased 18% in 1995 as compared to 1994 and 28% in 1994 as compared to 1993. Both 1995 and 1994 contract sales were enhanced by a new contract customer which increased sales significantly beginning in the second half of fiscal 1994. This customer, which accounted for 13% of consolidated net sales in 1995, has recently notified the Company that it will be transferring the production of certain products during fiscal 1996 and 1997 to its own facilities in Puerto Rico. Such products accounted for $1.4 million in contract manufacturing sales for 1995.

     In addition, this customer has notified the Company that it will be discontinuing the sale of two other products previously produced by AMI. These products accounted for approximately $2.9 million in sales for AMI in 1995. The Company is presently in discussions with this customer to acquire these injectable products. This would maintain current plant throughout and provide an entre into the injectable distribution business, which would be synergistic with the ophthalmic distribution business. It is antipated that these products would be marketed through the Company's current distribution system.



   Income and Expenses

     The following table sets forth the relationship to sales of various income statement items:

                                                 Years Ended June 30

                                         1995            1994          1993
                                      _______________________________________


          Net sales                     100.0%          100.0%         100.0%
          Cost of goods sold             59.8            58.3           61.4
                                      _______________________________________

          Gross margin                   40.2            41.7           38.6
          Selling, general and
           administrative expenses       26.5            28.4           33.7
          Research and development        2.5             3.0            2.2
          Costs of reorganizing
           manufacturing operations                                     (1.9)
          Provision for litigation
           judgment                                                     (3.4)
                                      _______________________________________

          Operating income               11.2           10.3             8.0

          Interest and other income
            (expense), net                (.5)            (1)            (.8)
                                      _______________________________________
          Income before income taxes     10.7           10.2             7.2

          Income taxes (benefit)          3.8             .6            (1.2)
                                      _______________________________________
          Net income                      6.9%           9.6%            8.4%
                                      =======================================


   Gross Margins
     The consolidated gross margin percentage declined by 1.5 percentage points from 41.7% in 1994 to 40.2% in 1995. The decline in gross margin percentage is primarily due to the effects of price increases from manufacturers (primarily in the second half of the fiscal year), which were not fully offset by price increases to customers. In addition, a shift in the mix of lower margin catalog products added to the decline in gross margin. The decline in gross margin has been more prevalent in the second half of the fiscal year as a result of the loss of sales from AK-Con-A discussed earlier. This was the Company's highest margin product at nearly 75%.

     The gross margin percentage increased 3.1 percentage points from 38.6% in 1993 to 41.7% in 1994. This increase was primarily associated with the shift in business to a larger percentage of sales to higher-margin wholesalers associated with the Company's S.W.A.T. program. In addition, sales of AK-Con-A were significantly greater in 1994 than 1993.

     Gross margins in 1995 and 1994 were also positively affected by better overhead absorption in contract manufacturing as a result of increased volumes at the Decatur facilities. The Company anticipates that gross margins in the short term will be relatively stable to slightly declining as compared with 1995 given the current mix of products in its portfolio and the loss of AK-Con-A sales.

   Selling, General and Administrative Expense
     Selling, general and administrative expense as a percentage of net sales declined 1.9 percentage points from 28.4% in 1994 to 26.5% in 1995. The decline in this percentage is primarily associated with the Company's leveraging of its sales force efforts and the low amount of general and administrative additions in 1995. In addition, during fiscal 1995, the Company, based on evaluations made by management, changed the estimated liability related to aged customer credits. This resulted in a reduction in selling, general and administrative expense of approximately $330,000.

     In response to a slowing in sales growth during the third quarter of fiscal 1995, the Company took steps to eliminate approximately $1 million to $1.5 million of selling, general and administrative expenses and other manufacturing operating expenses. The reductions, which were accomplished primarily through downsizing the work force, will be somewhat offset by increases in depreciation and interest expense associated with the
   Company's expanded manufacturing facilities. As a result of these reductions and the operating leverage of the Company, it is anticipated that selling, general and administrative expense as a percentage of sales will continue to decline.

     Selling, general and administrative expense as a percentage of net sales declined 5.3 percentage points from 33.7% in 1993 to 28.4% in 1994 primarily due to the Company's operating leverage and the significant increase in sales from 1993 to 1994.

   Research and Development
     Research and development expense remained stable from 1994 to 1995. These expenses increased significantly in 1994 versus the 1993 amounts as a result of expansion in this area in 1994. In 1995, the Company maintained a stable mix of new ophthalmic Abbreviated New Drug Applications (ANDAs) and site-transfers from its previous manufacturing facility in Los Angeles. In addition, throughout 1995, the Company continued to work on its NDA for the over-the-counter version of AK-Con-A in connection with the licensing arrangement with Pfizer. Costs associated with this NDA are being capitalized in connection with the long-term contract for manufacturing and royalty rights. The Company also began work in 1995 on an NDA for the ophthalmic non-steroidal anti-inflammatory drug Piroxicam licensed from Pfizer. The first $1 million of costs associated with this NDA are offset by funds obtained from Pfizer. Total cash expenditures for all research and development activities were approximately $1,456,000, $1,368,000 and $469,000 in 1995, 1994 and 1993, respectively.

     The Company anticipates that research and development expenditures will increase significantly in 1996 as it focuses on a broader mix of ANDA and NDA steril pharmaceutical products. The level of research and development expense will be dependent upon the relative mix of products in the R&D portfolio between products for which costs have been previously accrued (such as site transfer products) as compared to other new product approvals.

   Operating Income
     Operating income in 1995 of $3.7 million or 11.1% of sales was 25% greater than 1994 operating income of $2.9 million or 10.3% of sales. This increase in 1995 operating income was primarily the result of increased sales and operating leverage, coupled with stable research and development expenses. The sales increase was somewhat offset by the decline in gross margin resulting from cost increases of products distributed but not manufactured and continued price sensitivity in the generic ophthalmic pharmaceutical market.

     Operating income in 1994 was $2.9 million or 10.3% of sales compared to the 1993 amount of $1.7 million or 8.0% of sales. The increase in operating income in 1994 was due primarily to the significant increase in sales. In addition, the increase in gross margins associated with AK-Con-A sales and sales to wholesalers and reduction in the percentage of selling, general and administrative expenses as a percentage of sales enhanced the growth in operating income. The increase in operating income in 1994 was offset somewhat by the 1993 reversal of $400,000 in costs previously accrued for the reorganization of manufacturing operations and $700,000 in costs previously accrued for a litigation judgment from which the Company was vindicated.

   Interest and Other Income (Expense)
     Net interest and other expense increased $113,000 from 1994 to 1995 in spite of the capitalization of all interest expense in 1995 in connection with construction at the Company's facilities in Decatur, Illinois. The increase in 1995 is primarily due to a $308,000 decline in market value of an equity investment that was determined to be other than temporary. This determination was based on the significant deterioration in the value of the investment since June 30, 1994 and the evaluation that a price recovery was not imminent.

     From 1993 to 1994 net interest and other expense declined $115,000 as interest expense was reduced by the conversion to equity of $1.6 million of debt in November 1993 in connection with the exercise of certain warrants by the John N. Kapoor Trust, an affiliate of John N. Kapoor, the Company's Chairman of the Board.

     The Company anticipates that interest expense will increase significantly in 1996 as a result of the new long-term debt and capital leases associated with the Company's expansion. A portion of this interest will be capitalized during 1996 until full validation and approval from the FDA is obtained.

   Income Taxes (Benefit)
     The Company's consolidated effective income tax (benefit) rate was 35.1%, 5.8% and (17.3)% for 1995, 1994 and 1993, respectively. The effective rate for 1994 varies from the statutory rates primarily due to the effects of adoption of Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes," effective July 1, 1993. Under SFAS 109, the Company was able to recognize estimated future tax benefits attributable to expenses recorded for book purposes but not currently deductible for tax purposes. In July 1993, the Company recorded a net deferred tax asset in the amount of $896,000 along with a 100% valuation reserve to reflect the uncertainties surrounding the ultimate realization of the benefits. In the fourth quarter of fiscal 1994, the Company decided to reverse the entire remaining balance of the valuation reserve since uncertainties regarding the ultimate realization of the benefits were no longer material. This resulted in the recording of a $384,000 ($.03 cents per share) benefit in the fourth quarter. The effective rate varied from the statutory rate in 1993 due to the effects of recognized net operating losses.

     The Company has  been  in  discussions  with the Internal Revenue Service
   (IRS) regarding the examination of tax returns for the periods of 1988 through 1993. The IRS has proposed adjustments to such returns, some of which the Company has agreed to and some which the Company will appeal. These adjustments primarily relate to the timing of deductions taken for tax purposes in connection with the reorganization of its manufacturing operations in 1991 and 1992. The agreed upon proposed adjustments would result in additional interest and taxes currently due of approximately $600,000. The Company had previously accrued the financial statement effects of these proposed agreed upon adjustments; accordingly, no significant financial statement impact of these adjustments was recorded in 1995.

   Net Income
     Net income declined $.4 million or $.03 cents per share from $2.7 million or $.18 cents per share in 1994 to $2.3 million or $.15 cents per share in 1995. This decline, in spite of an increase in operating income in 1995, is due to the significantly lower effective tax rate incurred in 1994 as a result of the adoption of SFAS 109 and full realization of the benefit of deferred tax assets.

     Net income increased $.9 million or $.04 cents per from $1.8 million in 1993 or $.14 cents per share to $2.7 million or $.18 cents per share in 1994. The significant growth in sales was the primary contributing factor to this growth. The growth in earnings per share from 1993 to 1994 was somewhat offset by the increase of nearly 2 million weighted average shares in 1994 resulting from the exercise of warrants.

   Financial Condition and Liquidity

     Management assesses the Company's liquidity by its ability to generate cash to fund its operations. The significant components in managing liquidity are: funds generated by operations; levels of working capital items including accounts receivable, inventories and accounts payable; capital expenditure and debt repayment requirements; adequacy of available lines of credit; and availability of long-term capital at competitive prices.

     Exclusive of the payment of costs related to the reorganization of its manufacturing operations in 1991, the Company traditionally has generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $792,000 in 1995 compared to $2.7 million in 1994. The decline in cash provided from operating activities in 1995 is primarily related to the increase in inventory associated with new product additions coupled with a decrease in the average days outstanding for payables. The decline in average days outstanding for payables is due to more timely payments to vendors by the Company resulting from the availability of working capital credit lines.

     In 1996, the Company will continue to fund the payment of certain previously accrued research and development activities including the site transfer of ANDAs from the Company's Los Angeles facility and the development of the NDA for Piroxicam discussed previously. Management believes that cash flows from operations, funds received from Pfizer and the available working capital line of credit are sufficient to handle these short-term needs.

     In addition to these short-term needs, the Company anticipates the payment of additional interest and taxes in connection with the examination by the IRS of tax returns for the periods of 1988 through 1993. The proposed adjustments would result in additional interest and taxes currently due of approximately $1.5 million. The agreed issues, resulting in approximately $600,000 of current net taxes and interest due, are expected to be paid over the next 10 months under an agreement with the IRS or through arrangements with a commercial bank. Payment of the remaining unsettled issues will be based on the timing of the appeals process and the success of the Company in arguing its position with the IRS.

     Under a previously announced cross-licensing agreement with Pfizer, the Company is required to pay a performance penalty of $1,020,000 should it be unsuccessful in obtaining approval, by December 31, 1996, of the NDA on the OTC version of AK-Con A, licensed to Phizer. Given the current status of the product, management believes the likelihood that approval will not be obtained in this time frame is remote. Accordingly, no financial statement reserves related to the potential penalty have been accrued.

     Net cash utilized for investing activities in 1995 of $4.9 million includes $4.8 million of property plant and equipment additions associated with the expansion of the Company's Decatur facilities. In addition, 1995 net cash utilized for investing activities includes approximately $400,000 related to product licensing costs which were funded primarily through net sales of investments of approximately $300,000. The Company has plans for capital improvements of $2 million to $3 million in 1996. These improvements are for both requirements to meet current FDA regulations as well as enhancement and expansion of the injectable manufacturing capabilities at AMI. These improvements are expected to be funded by a draw of approximately $900,000 available under the bank credit facility discussed below, operating cash flows and possibly some leasing arrangements.

     Net cash provided by financing activities of $3.0 million in 1995 primarily consists of the net increase in long-term debt of approximately $3 million. On September 30, 1994, the Company entered into a $6.3 million credit facility with a commercial bank. The credit facility includes the following:

     -a $1.3 million Term loan for the payout of existing debt and reimbursement for the early payout of a capital lease on the AMI manufacturing facility.

     -a $3.5 million Revolver/Term construction loan to finance expansion of the AMI facilities.

     -a $1.5 million Line of Credit for working capital purposes.

     The entire Term loan was drawn in October 1994 and, as of June 30, 1995, $2.6 million has been drawn on the Revolver/Term construction loan. Of these proceeds, approximately $900,000 was used to pay down existing debt. As of June 30, 1995, no borrowings were outstanding under the Line of Credit.

   Fourth quarter 1995 Results

     Net income for the fourth quarter of 1995 was $660,000 or $.04 cents per share compared to net income of $1.5 million or $.10 cents per share in 1994. The 1994 net income figures include a one time tax benefit adjustment of $384,000 ($.03 cents per share) as well as an effective tax rate, excluding this adjustment, of 19% compared to 32% in 1995. The loss of AK-Con-A sales also had a negative impact on net income for the fourth quarter of 1995.

   Item 7.       Financial Statements.

   The following financial statements are included in Part II, Item 7 of this Form 10-KSB.

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . 13
Consolidated Balance Sheets as of June 30, 1995 and 1994 . . . . . . . . 14
Consolidated  Statements  of  Operations for the years ended
  June 30, 1995, 1994  and 1993. . . . . . . . . . . . . . . . . . . . . 15
Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . 16
Consolidated Statements of Cash Flows for the years ended
  June  30, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . 17
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 18

Report of Deloitte & Touche
LLP

Independent Auditors



   To the Board of Directors and Shareholders of

   Akorn, Inc.




   We have audited the accompanying consolidated balance sheets of Akorn, Inc.

   and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each  of the  three  years  in  the  period  ended  June  30, 1995.  These financial

   statements  are  the  responsibility  of  the  Company's   management.  Our

   responsibility is to express an opinion on these financial statements based on our audits.


   We  conducted  our  audits  in accordance with generally accepted  auditing standards. Those standards require  that  we  plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining,  on  a  test  basis,

   evidence   supporting   the   amounts  and  disclosures  in  the  financial

   statements. An audit also includes assessing the accounting principles used and significant estimates made  by  management,  as  well as evaluating the overall  financial  statement  presentation.  We  believe that  our  audits provide a reasonable basis for our opinion.


   In our opinion, such consolidated financial statements  present  fairly, in

   all   material   aspects,   the  financial  position  of  Akorn,  Inc.  and

   subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each  of  the three years in the period ended June

   30, 1995 in conformity with generally accepted accounting principles.


   As  discussed  in  Note  L to the consolidated  financial  statements,  the

   Company changed its method  of  accounting for income taxes in 1994.  Also,

   as  discussed  in  Note  C to the consolidated  financial  statements,  the

   Company changed its method  of  accounting  for certain investments in debt and equity securities in 1995.



   /s/ Deloitte & Touche LLP
   DELOITTE & TOUCHE LLP

   New Orleans, Louisiana
   September 1, 1995





                                        AKORN, INC.

                               CONSOLIDATED BALANCE SHEETS

                                                   June 30
                                            1995              1994
                                    ______________________________________

ASSETS
CURRENT ASSETS
Cash and cash equivalents           $      767,286          $ 1,914,735
Short-term investments                   1,568,793            1,735,040
Trade accounts receivable
  (less allowances for uncollectibles
   of $266,329 and $247,296 in 1995
   and 1994, respectively)               4,918,753            4,793,522
Inventory                                5,979,707            4,721,637
Deferred income taxes                      708,963              550,715
Prepaid expenses and other assets          359,375              455,873
                                    ______________________________________
TOTAL CURRENT ASSETS                    14,302,877           14,171,522

OTHER ASSETS
Intangibles, net                           728,565              400,658
Other                                      228,534              399,709
                                    ______________________________________
TOTAL OTHER ASSETS                         957,099              800,367

PROPERTY, PLANT AND EQUIPMENT, NET      10,995,945            6,249,322
                                    ______________________________________
TOTAL ASSETS                        $   26,255,921          $21,221,211
                                    ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current installments of
   long-term debt                   $      492,640          $     93,573
Current portion of capital
   lease obligations                       149,354                25,429
Current portion of pre-funded
   development costs                       667,000               100,000
Trade accounts payable                   1,718,893             2,516,629
Income taxes payable                       781,824               711,146
Accrued payroll and commissions            625,839               875,786
Accrued reorganization costs               727,423               933,836
Accrued royalties                          339,247               332,592
Accrued expenses and other liabilities     897,985               961,723

TOTAL CURRENT LIABILITIES                6,400,205             6,550,714

LONG-TERM DEBT                           3,320,688               746,764
CAPITAL LEASE OBLIGATIONS                  579,701                52,132
PRE-FUNDED DEVELOPMENT COSTS               303,988               900,000
DEFERRED INCOME TAXES                      327,218               166,417
OTHER LONG-TERM LIABILITIES                325,837               462,128

SHAREHOLDERS' EQUITY
Common stock, no par value--
  authorized 20,000,000 shares;
  issued 15,115,673 shares in 1995
  and 1994; outstanding 14,904,653
  shares in 1995 and 14,798,217
  shares in 1994                        13,701,845            13,701,845
Treasury stock, at cost-- 211,020
  shares in 1995 and 317,456 shares
  in 1994                                 (291,067)             (503,939)
Retained earnings (deficit)              1,500,109              (822,806)
Unrealized gain (loss) on marketable
  equity securities                         87,397               (32,044)
                                    _____________________________________
TOTAL SHAREHOLDERS' EQUITY              14,998,284            12,343,056
                                    ______________________________________
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $   26,255,921          $ 21,221,211
                                    ======================================

See notes to consolidated financial statements.

                                               AKORN, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Years Ended June 30

                                   1995            1994           1993
                            ________________________________________________

Net sales                    $  32,862,630     $ 28,403,464   $ 20,893,459
Cost of goods sold              19,642,837       16,550,158     12,828,425
                            ________________________________________________
GROSS PROFIT                    13,219,793       11,853,306      8,065,034

Selling, general and
  administrative expenses        8,703,967        8,076,170      7,051,145
Research and development           843,590          842,695        453,011
Costs of reorganizing
 manufacturing operations                -                -       (403,740)
Provision for litigation
 judgment                                -                -       (700,000)
                            ________________________________________________
                                 9,547,557        8,918,865      6,400,416
                            ________________________________________________
OPERATING INCOME                 3,672,236        2,934,441      1,664,618

Interest and other
  income (expense):
Interest income                     94,941           73,558         39,543
Interest expense                         -         (153,801)      (271,377)
Loss on marketable equity
  securities                      (307,705)               -              -
Other income net                    52,099           32,802         69,036
                            ________________________________________________
                                  (160,665)         (47,441)      (162,798)
                            ________________________________________________
INCOME BEFORE INCOME TAXES       3,511,571        2,887,000      1,501,820

Income taxes (benefit)           1,231,790          166,303       (259,581)
                            ________________________________________________
NET INCOME                   $   2,279,781     $  2,720,697    $ 1,761,401
                            ================================================

NET INCOME PER SHARE         $         .15     $        .18    $       .14
                            ================================================

Weighted average shares
  outstanding                   15,399,350       15,310,885     13,554,865
                            ================================================

See notes to consolidated financial statements.

                                                                           AKORN, INC.

                                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Common Stock                                   Unrealized
                             _________________________    Retained                 Gain (Loss)
                                 Shares                   Earnings     Treasury    on  Marketable
                               Outstanding    Amount      (Deficit)     Stock     Equity Securities       Total
                            ______________________________________________________________________________________________
Balances at July 1, 1992       12,697,863  $10,701,845  $(5,325,239)  $(803,465)  $       -            $4,573,141

Net income for 1993                                       1,761,401                                     1,761,401
Shares issued as compensation      25,000                    11,266      44,984                            56,250
Exercise of stock options          25,000                                50,000                            50,000
Treasury stock reissued            33,454                    (9,196)     66,908                            57,712
                            _____________________________________________________________________________________________

Balances at June 30, 1993      12,781,317   10,701,845   (3,561,768)  (641,573)           -             6,498,504

Net income for 1994                                       2,720,697                                     2,720,697
Exercise of stock options
  and warrants                  2,010,000    3,000,000         (700)    20,000                          3,019,300
Cancellation of shares due
  to resolution of manufacturing
  pre-acquisition
  contingencies                   (51,917)                                                                      -
Unrealized loss on
  marketable equity
  securities                                                                           (32,044)           (32,044)
Treasury stock reissued            58,817                    18,965    117,634                            136,599
                            _____________________________________________________________________________________________

Balances at June 30, 1994      14,798,217   13,701,845     (822,806)  (503,939)        (32,044)        12,343,056

Net income for 1995                                       2,279,781                                     2,279,781
Exercise of stock options          34,917                     8,824     69,834                             78,658
Unrealized loss on
  marketable equity
  securities                                                                         (275,661)           (275,661)
Reversal of unrealized
  loss on marketable
  equity securities                                                                   307,705             307,705
Unrealized gain on
  marketable equity
  securities                                                                           87,397              87,397
Treasury stock reissued            71,519                    34,310    143,038                            177,348
                           ______________________________________________________________________________________________

Balances at June 30, 1995      14,904,653  $13,701,845   $1,500,109  $(291,067)      $ 87,397         $14,998,284
                           ==============================================================================================

See notes to consolidated financial statements.

                                                  AKORN, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended June 30

                                                            1995            1994             1993
                                                        _______________________________________________
OPERATING ACTIVITIES
Net income                                                $2,279,781     $2,720,697       $1,761,401
Adjustments to reconcile net income
 to net cash provided by
 (used in) operating activities:
Costs of reorganizing manufacturing operations                     -              -         (403,740)
Provision for litigation judgment                                  -              -         (700,000)
Depreciation and amortization                                947,453        726,155          631,257
Loss on marketable equity securities                         307,705              -                -
Provision for losses on accounts
  receivable and inventory                                   160,000         35,676          118,368
Deferred income taxes                                          2,553       (384,298)               -
Other                                                        (30,277)        11,178           29,089
Changes in operating assets
  and liabilities:
   Accounts receivable                                      (185,231)    (2,126,242)        (474,395)
   Inventory, prepaid expenses
    and other assets                                      (1,313,420)      (702,898)        (606,420)
   Refundable income taxes                                         -        288,321          746,956
   Trade accounts payable and
    accrued expenses                                      (1,447,470)     1,385,336       (1,787,311)
   Income taxes payable                                       70,678        711,146                -
                                                        _______________________________________________

NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                 791,772      2,665,071         (684,795)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                (4,818,132)    (1,635,643)        (649,676)
Product licensing costs                                     (421,206)      (432,358)               -
Purchases of investments                                  (2,022,826)    (2,624,573)               -
Sales of investments                                       2,318,765        982,606          184,947
                                                        _______________________________________________

NET CASH USED IN INVESTING ACTIVITIES                     (4,943,399)    (3,709,968)        (464,729)

FINANCING ACTIVITIES
Proceeds from sale of stock                                  256,006      1,555,899          107,712
Repayments of long-term debt                                (927,009)       (89,857)      (1,685,416)
Proceeds from issuance of long-term debt                   3,900,000              -        1,600,000
Pre-funded development costs                                       -      1,000,000                -
Principal payments under capital
  lease obligations                                          (54,483)      (463,518)        (39,367)
Debt acquisition costs                                      (170,336)             -               -
                                                        _______________________________________________

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                               3,004,178      2,002,524         (17,071)
                                                        _______________________________________________

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        (1,147,449)       957,627      (1,166,595)

Cash and cash equivalents
  at beginning of year                                     1,914,735        957,108       2,123,703
                                                        _______________________________________________

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                          $  767,286     $1,914,735        $957,108
                                                        ===============================================

See notes to consolidated financial statements.

  Notes to Consolidated Financial Statements

  Akorn, Inc.
  June 30, 1995


   Note A - Summary of Significant Accounting Policies

      Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. (the Company) and its wholly owned subsidiaries, Spectrum Scientific Pharmaceuticals, Inc. (Spectrum), Walnut Pharmaceuticals, Inc. (Walnut) and Akorn Manufacturing, Inc. (AMI, formerly Taylor Pharmacal Company). Intercompany transactions and balances have been eliminated in consolidation.
      Revenue Recognition: The Company recognizes sales upon the shipment of goods.

      Cash  Equivalents:  The  Company   considers   all  highly  liquid
   investments with a maturity of three months or less, when purchased, to be cash equivalents.

      Investments: Effective July 1, 1994, the Company adopted Statement of Financial Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company records short-term and long-term investments under the provisions of this Statement (See Note C).

      Inventory: Inventory is stated at the lower of cost (average cost method) or market (see Note D). Provision is made for slow-moving, unsalable and obsolete items.

      Intangibles: Intangibles consist primarily of product licensing costs which are capitalized at cost and amortized on the straight-line method over the life of the license period. Amortization expense for the three years ended June 30, 1995 was $144,820, $82,143 and $67,862, respectively.

      Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives. The average estimated service life of buildings and leasehold improvements, furniture and equipment, and automobiles are approximately 30, 8, and 5, respectively. Depreciation expense for the three years ended June 30, 1995 was $776,182, $644,012 and $563,395, respectively.

      Under an agreement with Pfizer, Inc. (See Note F) the Company has received reimbursement for the purchase of certain equipment. As of June 30, 1995, the total amount reimbursed was approximately $593,000. The Company has accounted for these reimbursements by reducing its carrying value of the associated equipment.

      Interest Capitalization: The Company capitalizes interest during periods of construction of qualifying assets. For the year ended June 30, 1995, the Company incurred interest costs of $282,007, all of which was capitalized. No interest was capitalized during 1994 or 1993.

      Stock Options: The Company records as an expense the difference, if any, between the value of stock options granted with an exercise price below the market value of the Company's stock and the then market value of the Company's stock on the date the options are granted.

      Income Taxes: Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In prior fiscal years, provision was made in the consolidated financial statements for federal and state income taxes in accordance with the provisions of FASB Statement Number 96. Deferred taxes are provided for the differences in the accounting treatment for certain expense items for financial reporting and income tax purposes. Deferred taxes result primarily from the difference between depreciation methods used for book and tax purposes, provisions for bad debt and inventory reserves and accrued costs associated with the reorganization of manufacturing operations, recall of products and litigation.




   Note B - Acquisition of Manufacturing Operations

      On January 15, 1992, the Company acquired Akorn Manufacturing, Inc., formerly Taylor Pharmacal Company, in a business combination accounted for as a pooling of interests. AMI is a contract manufacturer of sterile pharmaceuticals, which it produces and delivers pursuant to contracts with third parties. Pursuant to the merger agreement, the Company delivered 926,753 shares of its Common Stock in exchange for all of the outstanding stock of AMI.

      Of the total shares issued in the merger agreement, 922,500 shares were held in escrow pending the settlement of a default judgment against AMI entered on November 8, 1991 (see Note R). During fiscal 1993, a settlement between AMI's insurer and the plaintiffs was reached. As a result, in 1993 the Company reduced its provision for the judgment to $100,000, the approximate amount of expenses incurred in defending the judgment. In accordance with the terms of the AMI acquisition agreement, 51,917 shares valued at $2 per share were forfeited and returned as treasury stock by the escrow agent during fiscal 1994 in order to cover these expenses and finally resolve this pre-acquisition contingency. The remaining shares held in escrow of 870,583 were distributed to the former AMI shareholders thereby terminating the escrow agreement.

      As part of the acquisition, the Company paid a finder's fee to an affiliate of Dr. John N. Kapoor, Chairman of the Board (the affiliate). This finder's fee was in the form of 250,000 shares of Company Common Stock valued at $3.50 per share. Of the total shares issued, 125,000 were subject to forfeiture if the market price of the Company's Common Stock does not reach at least $5.00 per share by January 15, 1996. In August 1995, the Company, the affiliate and Dr. Kapoor entered into an agreement under which (i) the forfeiture period was extended to January 15, 1998, (ii) forfeiture would not occur in the event that persons unaffiliated with Dr. Kapoor acquire beneficial ownership of more than 50% of the outstanding common stock of the Company and (iii) Dr. Kapoor waived his right to receive $40,000 otherwise payable to him by the Company for serving as Chairman of the Board in fiscal 1996.

   Note C - Investments

      Effective July 1, 1994, the Company adopted Statement of Financial Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires certain securities to be classified into one of three reporting categories (held-to-maturity, available-for-sale or trading). The Company has completed a review of its securities relative to SFAS 115 and has classified its investments in debt securities (consisting primarily of U.S. Government securities and municipal bonds with a carrying value of $1,136,010 and $303,092, respectively, at June 30, 1995 and $1,718,483 and $0, respectively, at June 30, 1994) as held-to-maturity. Therefore, in accordance with SFAS 115, these investments, all of which have contractual maturities within one year, are being reported at amortized cost, which approximates fair market value. The Company has classified its investment in equity securities as available-for-sale, requiring that they be carried at fair value with any unrealized gain or loss reflected as a component of shareholders' equity. Such investments had a fair market value of approximately $130,000 at June 30, 1995. Prior to adopting SFAS 115, the Company recorded investments at the lower of cost or market.

      At June 30, 1994, the cost of the Company's noncurrent marketable equity securities exceeded the market value by $32,044. Therefore, a valuation allowance was established by a charge to shareholders' equity representing the net unrealized loss. During fiscal 1995, this allowance was increased by $275,661 due to the continuous decline in market value. At March 31, 1995, management determined the loss to be permanent given the significant decline in market value since June 30, 1994 and the unlikelihood of a recovery in value. Therefore, the $307,705 unrealized loss previously charged to shareholders' equity was accounted for as a realized loss in the 1995 statement of operations. At June 30, 1995, the market value of the marketable equity securities exceeded the adjusted cost, subsequent to the write-down noted above, by $87,397; therefore, an unrealized gain was recorded as a component of shareholders' equity to reflect this increase in value.


   Note D - Inventory

   The components of inventory are as follows:
                                                             June 30
                                                     1995              1994
                                                ______________________________


   Finished goods                                $  3,742,411     $  2,553,051
   Work in process                                  1,042,922          883,152
   Raw materials and supplies                       1,194,374        1,285,434
                                                ______________________________
                                                 $  5,979,707     $  4,721,637
                                                ==============================

       Inventory for 1995 and 1994 is reported net of reserves of $344,443 and $282,531, respectively, for slow-moving, unsalable and obsolete items.

       Note E - Property, Plant and Equipment

       Property, plant and equipment at June 30 consists of the following:

                                                             June 30
                                                     1995               1994
                                                ______________________________


   Land                                          $   478,757       $   478,757
   Buildings and leasehold improvements            5,514,182         4,388,816
   Furniture and equipment                         7,736,891         6,794,435
   Automobiles                                        90,305            90,305
                                                ______________________________
                                                  13,820,135        11,752,313
   Accumulated depreciation                       (6,750,743)       (5,982,874)
                                                ______________________________
                                                   7,069,392         5,769,439
   Construction in progress                        3,926,553           479,883
                                                ______________________________
                                                 $10,995,945       $ 6,249,322
                                                ==============================

      The balance included in construction in progress consists of costs related to the expansion of ophthalmic production facilities at AMI, including capital equipment acquisitions. While construction was substantially completed in fiscal 1995, certain steps required to obtain FDA approval and allow for the commencement of production were not yet completed. As of June 30, 1995, there were no significant construction costs related to the expansion yet to be incurred.

   Note F - Pre-Funded Development Costs

      In April 1994, the Company entered into a series of agreements with Pfizer Inc. (Pfizer) regarding the cross-licensing of several ophthalmic pharmaceutical products. The arrangement involves Akorn granting a license to Pfizer on an Akorn product under development (the licensed product), along with providing manufacturing services and marketing assistance for the licensed product. In exchange, Akorn received (1) a royalty stream on sales of the licensed product, (2) an exclusive, royalty-free license to manufacture and market a Pfizer prescription ophthalmic non-steroidal anti-inflammatory drug (NSAID), and (3) non-exclusive rights to market an existing Pfizer ophthalmic antibiotic.

      As part of this agreement, in fiscal 1994 Pfizer paid the Company an advance of $1 million to be used to fund the costs of developing the NSAID, which are estimated at $1.8 million. The Company intends to recognize the pre-funded balance as an offset to development costs as these expenses are incurred. During fiscal 1995, the Company incurred $29,012 of development costs which were charged against the pre-funded balance. The Company's current projections indicate that these costs will be paid over the next 24 months. Accordingly, $667,000 of the pre-funded balance has been classified as a current liability at June 30, 1995.

      In addition, the agreement stipulates that Pfizer will reimburse Akorn for one-half of the costs to obtain FDA approval on the licensed product, including the cost of certain agreed upon equipment acquisitions required for the manufacturing of the licensed product. In the event that Akorn fails to obtain FDA approval on the licensed product by December 31, 1996, the Company is required to pay a performance penalty of $1,020,000 to Pfizer. A New Drug Application
   (NDA) was filed for the licensed product on June 8, 1994. Given the current status of the NDA, it is management's opinion that payment of the performance penalty is remote.

          Note G - Financing Arrangements

             Long-term debt at June 30 consists of:


                                                                       1995           1994
                                                                  ____________________________
Note payable to First National Bank of Commerce; due 1999;
 interest at 3/4% over the bank's prime rate (10.75% at
 June 30, 1995), payable in monthly installments of $45,329
 commencing November 1995; secured by the Company's
 receivables, inventory and property, plant and equipment           $2,600,000     $        -
Note payable to First National Bank of Commerce; due 1999;
 interest at 10.25%, payable in monthly installments of
 $10,834 with a final installment of $649,960 due in 1999;
 secured by the Company's receivables, inventory and property,
 plant and equipment                                                 1,213,328              -
Note payable to the First National Bank of Decatur; due 1995;
 interest at 1% over prime rate (8% at June 30, 1994), payable in monthly installments of $9,800 including interest;
 secured by certain land, buildings and equipment of AMI                     -        749,965
Note payable to Decatur-Macon County Economic Development
 Foundation; due 1997; interest at 7%, payable in monthly
 installments of $3,019 including interest; secured by junior
 mortgage on building                                                        -          90,372
                                                                  ____________________________
                                                                     3,813,328         840,337
Deduct: Current installments payable within one year                  (492,640)        (93,573)
                                                                  ____________________________
Portion payable after one year                                     $ 3,320,688     $   746,764
                                                                  ============================
Maturities of long-term debt are as follows:

Years ending June 30:
  1996                                                                             $   492,640
  1997                                                                                 673,956
  1998                                                                                 673,956
  1999                                                                                 673,956
  2000                                                                               1,298,820
                                                                                   ____________
    Total                                                                          $ 3,813,328
                                                                                   ============

               In September 1992, the Company entered into an agreement to obtain up to $2.5 million of credit financing from the John N. Kapoor Trust (the Trust), an affiliate of John N. Kapoor, Chairman of the Board. Under the terms of the agreement, the Trust, which held warrants to purchase 2 million shares of stock at prices ranging from $1.50 to $2.00 through November 15, 1995, was required to exercise 1,666,667 of those warrants at $1.50 per share on or prior to November 15, 1993. On that date, the Trust exercised the entire two million warrants for a total of $3 million, of which $1.6 million was used to repay bedt to the Trust and the remaining $1.4 million was received in cash. Interest expense related to this indebtedness was $61,334 and $129,540 in 1994 and 1993, respectively.

               As part of the September 1992 arrangement, the Company granted a new warrant to the Trust to purchase an additional 1 million shares at $2.00 per share, exercisable for five years. Upon the issuance of this warrant, Dr. Kapoor because entitled to designate an additional individual as a Director of the Company.

               During fiscal 1995, the Company entered into a $6.3 million loan agreement with a commercial bank to obtain financing for the expansion of its manufacturing facilities in Decatur, Illinois and to refinance existing debt. This agreement made available to the Company financing under a three-part credit facility: (1) $3.5 million Revolver/Term loan, (2) $1.3 million Term loan, and (3) $1.5 million Line of Credit. As of June 30, 1995, $2.6 million had been drawn on the Revolver/Term loan. Borrowings outstanding under the Line of Credit bear interest at the bank's prime rate; there were no borrowings outstanding under the Line of Credit at year end. In addition, at June 30, 1995 approximately $1.2 million was outstanding under the $1.3 million Term loan.

               Borrowings under the loan agreement are collateralized by substantially all of the Company's receivables, inventory and property, plant and equipment. In addition, the Company is required to comply with specified loan covenants, including restrictions on the payment of dividends.

   Note H - Leasing Arrangements

               Akorn leases certain data processing and telephone equipment under capital leasing arrangements which expire during the next three years. In June 1995 AMI began leasing certain equipment under a capital lease agreement expiring during 2000. At fiscal year end, this equipment was in the process of being installed; therefore, the balance is included in construction in progress at June 30, 1995.

               During 1993, AMI leased a portion of its manufacturing facilities from the former president and majority shareholder of AMI under a capital lease arrangement expiring in January 2002. The Company paid out the balance of this capital lease during fiscal year 1994.

               Property, plant and equipment at June 30 includes the following amounts relating to such capital leases:

                                                   June 30
                                          1995                  1994
                                   _______________________________________

Furniture  and equipment             $   100,002          $   100,002
Less accumulated
depreciation                             (52,996)             (27,174)
                                   _______________________________________
                                          47,006               72,828
Construction in progress                 705,977                    -
                                   _______________________________________
                                     $   752,983          $    72,828
                                   =======================================

     Depreciation expense provided on these assets was $25,822, $18,833, and $52,381 during 1995, 1994 and 1993, respectively.

     The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments.

Years ending June 30:
1996                                                       $   203,271
1997                                                           194,455
1998                                                           177,271
1999                                                           172,701
2000                                                           129,526
                                                           ______________
   Total Minimum Lease Payments                                877,224
  Less: Amount Representing Interest                          (148,169)
   Present Value of Net Minimum                            ______________
  Lease Payments                                           $   729,055
                                                           ==============

               The Company leases real property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $112,553, $140,800 and $186,873 in 1995, 1994 and 1993, respectively. Future minimum lease payments under non-cancelable operating leases at June 30, 1995 are not material.

               During fiscal 1993, the Company entered into a sublease agreement for one of its leased facilities. Sublease rentals were $113,326, $111,164 and $68,552, respectively, for fiscal years ended June 30, 1995, 1994 and 1993. This agreement expired effective May 1995, in conjunction with the expiration of the primary lease.

   Note I - Stock Option and Stock Purchase Plans

               The Company has two stock option plans and one stock purchase plan. The first stock option plan is the 1988 Incentive Compensation Program (the Incentive Program). Under the Incentive Program any officer or key employee of the Company is eligible to receive options when designated by the Company's Board of Directors. The number of shares of the Company's Common Stock which may be issued under the Incentive Program upon the exercise of options may not exceed 2,000,000 shares. The exercise price of the options granted under the Incentive Program will be determined by the Board of Directors but may not be less than 50% of the fair market value of the shares subject to the option on the date of grant. All options granted under the Incentive Program during fiscal 1995, 1994 and 1993 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant.

               The second stock option plan is the Akorn, Inc. Stock Option Plan for Directors (the Directors' Plan). The Directors' Plan provides for the grant of nonqualified options to persons elected as directors of the Company at the fair market value of the shares subject to option on the date of grant. The total number of shares of the Company's Common Stock for which stock options may be granted under the Directors' Plan may not exceed 500,000 shares.

               All employees who have been employed by the Company for twelve continuous months are eligible to participate in the Akorn, Inc. Employee Stock Purchase Plan (the Purchase Plan). Participating employees may elect to contribute up to 15% of their gross compensation towards the purchase of Company's Common Stock. At the end of each quarter, the amount contributed is applied to acquire, on behalf of the participating employees, the Company's Common Stock at a purchase price equal to 85% of the current market price. A maximum of 1,000,000 shares of the Company's Common Stock may be acquired under the terms of the Purchase Plan. Purchases were issued from treasury stock under this plan and were insignificant in fiscal 1995, 1994 and 1993.

   Note J - Stock Options and Warrants

               The summary of activity in stock options and warrants for each of the three years ended June 30, 1995 is as follows:


 Outstanding at July 1, 1992 (at prices ranging from $1.50
   to $3.88 per share)                                              3,351,386
 Granted (at prices ranging from $2.00 to $2.25 per share)          1,215,000
 Exercised (at $2.00 per share)                                       (25,000)
 Expired (at $2.63 per share)                                        (300,000)
                                                                    __________
 Outstanding at June 30, 1993 (at prices ranging
    from $1.50 to to $3.88 per share)                               4,241,386
 Granted (at prices ranging from $2.00 to $3.50 per share)            228,000
 Exercised (at prices ranging from $1.50 to $1.94 per share)       (2,010,000)
                                                                   ___________
 Outstanding at June 30, 1994 (at prices ranging from $1.50 to
    $3.88 per share)                                                2,459,386
 Granted (at prices ranging from $2.81 to $3.50 per share)            238,000
 Exercised (at prices ranging from $2.00 to $2.81 per share)          (73,000)
                                                                    __________
 Outstanding at June 30, 1995 (at prices ranging from $1.50 to
            $3.88 per share)                                        2,624,386
                                                                    ==========

               The amount of options and warrants exercisable at year end was 2,368,843, 2,236,762 and 4,098,886 for 1995, 1994 and 1993,
   respectively. All of these options were exercisable at prices ranging from $1.50 to $3.88 per share.

   Note K - Earnings Per Share

               Earnings per share is based upon the weighted average number of common shares outstanding. The computation of the weighted average number of shares outstanding for fiscal 1995 and 1994 includes the effect of dilutive stock options and warrants using the treasury stock method. The computation for 1993 includes the effect of dilutive stock options and warrants using the modified treasury stock method. Net income for 1993 has been adjusted for interest expense (net of tax) paid on debt assumed to be paid down by the proceeds received upon the exercise of options in excess of 20% of shares outstanding on June 30, 1993. The weighted average number of shares outstanding used in the per share computations was 15,399,350 shares in 1995, 15,310,885 shares in 1994 and 13,554,865 shares in
   1993.

   Note L - Income Taxes

               Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires recognition of future tax benefits, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities, to the extent that realization of such benefits is more likely than not. Financial statements of prior years have not been restated and the cumulative effect of the accounting change was not material due to the uncertainties that existed at July 1, 1993 concerning the ultimate realization of future tax benefits. As indicated at Note T, uncertainties regarding the ultimate realization of future tax benefits were reduced to a relatively low level by the fourth quarter of fiscal 1994, thereby justifying removal of the valuation allowance applicable to the deferred tax asset.

   The components of income tax expense (benefit) are as follows:

                           1995             1994               1993
                       _________________________________________________
Current:
  Federal               $1,049,834        $489,051       $  (253,937)
  State                     37,537          61,550            (5,644)
                       _________________________________________________
                         1,087,371         550,601          (259,581)
                       _________________________________________________
Deferred:
  Federal                  128,806        (342,752)                -
  State                     15,613         (41,546)                -
                       _________________________________________________
                           144,419        (384,298)                -
                       _________________________________________________
                        $1,231,790        $166,303       $  (259,581)
                       =================================================

    The following represents the composition of deferred tax expense as a result of temporary differences arising in 1993:
                                                              1993
                                                           ____________
  Excess tax depreciation over book                        $    46,665
  Reorganization and other costs paid (accrued)                753,902
  Excess book bad debt deduction over tax                       38,774
  Operating loss carryforward utilized                        (815,182)
  Other, net                                                   (24,159)
                                                           ____________
  Deferred tax expense, net                                $         -
                                                           ============

    A reconciliation of income tax expense (benefit) at the federal statutory rate to income tax expense (benefit) at the Company's effective rate is as follows:

                                             1995               1994            1993
                                        __________________________________________________
Computed tax expense  (benefit) at
  expected statutory rate               $ 1,187,134         $   981,580      $   510,619
State income tax expense (benefit),
  net of federal tax benefits                31,879              40,623           (3,725)
Change in valuation allowance
  applicable to deferred tax assets               -            (896,000)               -
Recognition of net operating  loss                -                   -         (769,894)
Other                                        12,777              40,100            3,419
                                        __________________________________________________
Income tax expense (benefit)             $1,231,790         $   166,303      $  (259,581)
                                        __________________________________________________
Effective tax (benefit) rate                   35.1%               5.8%            (17.3)%
                                        ==================================================

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1995 and 1994 are as follows:

                                                  1995                 1994
                                              ________________________________

Deferred Tax Assets:
Reserves for reorganization costs
  not currently deductible                    $   375,746          $   648,855
Other reserves not currently deductible           379,901              185,703
Difference between book and taxes bases
  of intangible assets                             43,119                    -
Other                                             103,121               61,720
                                              ________________________________
Total                                             901,887              896,278

Deferred Tax Liabilities:
Difference between book and tax bases
  of property, plant and equipment                367,542              473,515
Other                                             152,600               38,465
                                              ________________________________
Total                                             520,142              511,980
                                              ________________________________
Net deferred tax asset                         $  381,745           $  384,298
                                              ================================

The net deferred tax asset is classified in the accompanying balance sheet as follows:

Deferred income
  tax asset-current                            $   708,963         $   550,715
Deferred income tax liability
  non-current                                     (327,218)           (166,417)
                                              ________________________________
                                               $   381,745          $  384,298
                                              ================================

     Income taxes refunded during 1994 and 1993 were $282,641, and $1,003,090, respectively.

               The Company is currently in discussions with the Internal Revenue Service (IRS) regarding the examination of tax returns for years 1988 through 1993. The IRS has proposed adjustments to such returns which would result in additional taxes and interest due of approximately $1.5 million. Although the Company does agree with approximately $600,000 of the proposed adjustments, the Company does intend to appeal the remainder of the assessment. The Company does not currently anticipate any adverse financial statement effect from this proposed assessment as accruals for the financial statement effects of these proposed adjustments have been previously recorded.

   Note M - Change in Accounting Estimate

               During the quarter ended March 31, 1995, an evaluation by the Company resulted in a change in the estimated liability related to aged customer credits. This change resulted in a reduction of selling, general and administrative expenses of approximately $330,000 ($.02 cent per share, net of tax).

   Note N - Supplemental Disclosures of Cash Flow Information

               The following is a summary of supplemental cash flow and noncash investing and financing information for the years ended June 30:


                                              1995         1994         1993
                                         _____________________________________

Cash paid for:

Interest, net of amount capitalized      $        -    $  148,649   $ 267,448
Income taxes                              1,149,750        91,000           -

Noncash investing and financing
  activities:

Conversion of debt to common stock                -     1,600,000           -
Issuance of capital lease obligation        705,977             -           -

   Note O - Industry Segment Information

               The  Company  classifies  its  operations  into  two core
   business segments: (1) ophthalmic distribution and (2) contract manufacturing. The ophthalmic distribution segment includes the market and distribution of an extensive line of ophthalmic products, including diagnostic and therapeutic pharmaceuticals, over-the-counter products and surgical instruments and supplies. The contract manufacturing segment consists of the manufacture of sterile pharmaceuticals, including human injectable products and ophthalmic solutions.

               Selected financial information by industry segment for fiscal years ended June 30 is presented as follows:


                                           1995                1994                1993
                                    _________________________________________________________

NET SALES
Ophthalmic distribution                 $23,791,120         $20,694,134          $14,916,510
Contract manufacturing:
  Sales to unaffiliated
   customers                              9,071,510           7,709,330            5,976,949
  Sales to affiliated customer            2,521,392           1,666,263              885,132
                                    _________________________________________________________
                                         35,384,022          30,069,727           21,778,591
Eliminations                             (2,521,392)         (1,666,263)            (885,132)
                                    _________________________________________________________
  Total net sales                       $32,862,630         $28,403,464          $20,893,459
                                    =========================================================
OPERATING INCOME
Ophthalmic distribution                 $ 3,775,332         $ 3,009,815          $ 1,349,672
Contract manufacturing                    1,228,127           1,155,308            1,369,513
General corporate                        (1,331,223)         (1,230,682)          (1,054,567)
                                    _________________________________________________________
  Total operating income                  3,672,236           2,934,441            1,664,618
Interest and other income
  (expense), net                           (160,665)            (47,441)            (162,798)
                                    _________________________________________________________
Income before income taxes              $ 3,511,571         $ 2,887,000           $1,501,820
                                    =========================================================


                                           1995                1994                 1993
                                    _________________________________________________________


IDENTIFIABLE ASSETS
Ophthalmic distribution               $12,881,150         $12,816,638          $ 7,686,291
Contract manufacturing                 13,085,202           8,296,048            6,441,516
General corporate                         127,428             108,525               89,882
                                    _________________________________________________________
  Total identifiable assets           $26,093,780         $21,221,211          $14,217,689
                                    =========================================================
DEPRECIATION AND
   AMORTIZATION
Ophthalmic distribution               $   338,698         $   286,575          $   219,764
Contract manufacturing                    552,083             432,635              406,911
General corporate                          56,672               6,945                4,582
                                    _________________________________________________________
  Total depreciation
    and amortization                     $947,453         $   726,155          $   631,257
                                    ==========================================================
CAPITAL ADDITIONS
Ophthalmic distribution               $   354,262         $   465,341          $   516,802
Contract manufacturing                  5,162,177           1,215,633              175,540
General corporate                           7,670               4,115                7,890
                                    _________________________________________________________
  Total capital additions             $ 5,524,109         $ 1,685,089          $   700,232
                                    =========================================================



               Fiscal 1995 operating income for the ophthalmic distribution segment includes a reduction in selling, general and administrative expense of approximately $330,000 related to a change in accounting estimate for aged customer credits. Operating income for 1993 includes a reduction in costs of reorganizing manufacturing operations of approximately $400,000 in the ophthalmic distribution segment and a $700,000 reversal of the provision for litigation judgment in the contract manufacturing segment.

               During fiscal 1995, the Company reported sales to one customer which accounted for approximately 13% of consolidated net sales. The net sales attributable to this customer were accounted for in the contract manufacturing segment. This customer has notified the Company that it will be transferring the production of certain products to its own facilities in Puerto Rico during fiscal 1996 and 1997. Such products accounted for $1.4 million in contract manufacturing sales for 1995. In addition, this customer has notified the Company that it will be discontinuing the sale of two other products previously produced by the contract manufacturing segment. These products accounted for approximately $2.9 million in sales during 1995. The Company is presently in discussions with this customer to obtain a license to distribute these two injectable products. During 1994 and 1993, the Company did not derive ten percent or more of its revenues from any single customer.

               The Company records sales between the segments at fully absorbed cost.

   Note P - Concentration of Credit Risk

               The Company specializes in the manufacturing, marketing and distribution of ophthalmic products to companies and doctors in the healthcare industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 60 days. Credit losses have consistently been within management's expectations.

   Note Q - Defined Contribution Plan

               The  Company  sponsors a qualified  defined  contribution
   plan which was established under the provisions of Internal Revenue Code Section 401(k). The plan covers all employees with six months of employment and who are 21 years of age or older. The employees can defer a portion of their compensation up to the maximum allowed by the Internal Revenue Code regulations. The plan provides for discretionary contributions by the Company on behalf of the employees. Beginning January 1994, the Company has made a discretionary matching contribution on a quarterly basis. During fiscal years 1995, 1994 and 1993, the Company recorded expenses related to the plan of $86,296, $12,274 and $63,366, respectively.



    Note R - Litigation

               On November 8, 1991, prior to the effective date of the acquisition by Akorn, a default judgment was entered against AMI in El Paso County, Colorado for approximately $1.8 million, including accrued interest of $685,000, in a product liability suit that had been pending since October 1985. This default judgment was the result of AMI being improperly defended in the lawsuit. AMI received notice of this default judgment in February 1992 and recorded a reserve for this judgment of $1.8 million as of December 31, 1991. The reserve was increased to $2.1 million as of March 31, 1992 for additional accrued interest and accrued litigation costs.

               AMI's insurer subsequently acknowledged coverage in the amount of $1 million, plus post-judgment interest and reasonable attorneys' fees. As a result, during the fourth quarter of fiscal 1992, the Company recorded a change in estimate of approximately $1.3 million ($0.10 per share, net of tax), reducing its estimated liability for the judgment to $800,000.

               During fiscal 1993, AMI's insurer and the plaintiffs agreed to a settlement within the limits of insurance coverage. Accordingly, during the quarter ended March 31, 1993, the Company reduced the provision for the judgment by $700,000 ($.05 per share, net of tax) to $100,000, the approximate amount of actual expenses incurred by AMI in defending the judgment.

               The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe these matters will materially effect the Company's financial statements.

    Note S - Reorganization of Manufacturing Operations

               For the fiscal year ended June 30, 1991, the Company had recorded $7.8 million in expenses associated with the reorganization of its manufacturing operations, including the costs of discontinuing operations at Walnut, then the Company's then only manufacturing subsidiary, and estimated costs of product recalls then in progress.

               Thereafter, the Company continued discussions with the United States Food and Drug Administration (FDA) regarding the closure of the facility and continued its review of manufacturing practices which existed at the facility during its operations. As a result of further reviews by Company personnel, consultants and the FDA, the Company revised its estimate of costs of closure of the facility and costs of potential product recalls in the third fiscal quarter of 1992.

               In addition, following the AMI acquisition in January 1992, the Company began the process of transferring the manufacture of its product line to the AMI facility. At that time, the Company determined the cost of completing the FDA approval process at AMI for products previously manufactured at Walnut. The total of these transfer costs, along with the revised estimates for closure costs at Walnut and product recalls, was $5.3 million ($.38 per share, net of tax) and was recorded as costs of reorganizing manufacturing operations during the third quarter of fiscal 1992.

               As a result of additional historical experience and further evaluation, the Company reduced its estimated liability for remaining reorganization costs during fiscal 1993. This change in estimate totalled approximately $404,000 ($.03 per share, net of tax) and is included as a reduction to reorganization costs. As of June 30, 1995 and 1994, the balance remaining in accrued reorganization costs consists primarily of amounts necessary to complete the transfer of product approvals for products previously manufactured at the Walnut facility. It is anticipated that the filing of all such product approvals will be completed by fiscal 1997.

   Note T - Fourth Quarter Adjustments

               As a consequence of sustained growth in sales and profitability, in particular during the latter part of the year, the Company recorded a reduction of $384,298 ($.03 per share, net of tax) to its valuation allowance for deferred tax assets in the fourth quarter of fiscal 1994.


   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               There was no change in the principal independent accountant of the Company or any significant subsidiary of the Company during the Company's fiscal years ended June 30, 1995 or June 30, 1994.


                                   PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               The information called for by Item 9 will be included in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by reference. In addition, certain information concerning the Company's executive officers is included in Item 1A (Executive Officers of the Registrant) of Part I hereof.

   Item 10.  Executive Compensation.

               The information called for by Item 10 will be included in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders under the caption "Executive Compensation" and is incorporated herein by reference.

   Item  11.  Security Ownership of Certain Beneficial Owners and Management.

               The information called for by Item 11 will be included in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders under the captions "Principal Shareholder" and "Election of Directors" and is incorporated herein by reference.

   Item 12.  Certain Relationships and Related Transactions.

               The information called for by Item 12 will be included in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders under the caption "Transactions with Shareholders and Directors" and is incorporated herein by reference.

   Item 13.  Exhibits and Reports on Form 8-K.

                           (a)     Exhibits.

               Those exhibits marked with an asterisk (*) refer to exhibits filed herewith and listed in the Exhibit Index which appears immediately before the first such exhibit; the other exhibits are incorporated herein by reference, as indicated in the following list.

(2.0) Agreement and Plan of Merger dated December 17, 1991, by and among the Company, Aksub, Inc., Taylor Pharmacal Company ("Taylor," an Illinois corporation and wholly-owned subsidiary of the Company), and certain shareholders of Taylor Pharmacal Company, incorporated by reference to the Company's report on Form 8-K dated January 15, 1992.

(3.1) Restated Articles of Incorporation of the Company dated September 6, 1991, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

(3.2) By-laws of the Company as amended and restated through July 23, 1993, incorporated herein by reference to Exhibit 3.2 to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1993.

(4.1)  Specimen Common Stock Certificate, incorporated by reference to
       Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1988.

(10.1) Akorn, Inc. Savings and Retirement Plan effective July 1, 1984, incorporated by reference to Form 10-K for the fiscal year ended June 30, 1987.

(10.2) Stock Purchase Agreement dated November 15, 1990 by and between the John N. Kapoor Trust dated September 20, 1989, and the Company, incorporated by reference to Exhibit 10.21 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

(10.3) Common Stock Purchase Warrant dated November 15, 1990 between the John N. Kapoor Trust dated September 20, 1989 and the Company, incorporated by reference to Exhibit 10.22 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

(10.4) Consulting Agreement dated November 15,  1990 by and between E.
       J. Financial Enterprises, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.23 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

(10.5) Stock Registration Rights Agreement dated November 15, 1990 by and between the John N. Kapoor Trust dated September 20, 1989 and the Company, incorporated by reference to Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

(10.6) Agreement  dated  February 15, 1991 amending  Stock  Purchase
       Agreement dated November 15, 1990 by and between the John N. Kapoor Trust dated September 20, 1989, and the Company, incorporated by reference to Exhibit 10.25 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

(10.7) Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form S-8, registration number 33-24970.

(10.8) Form of Akorn, Inc. Letter Agreement between the Company and its directors under the Stock Option Plan for Directors, incorporated by reference to Exhibit 4.5 to the Company's registration statement on Form S-8, registration number 33-24970.

(10.9) Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 4.6 to the Company's registration statement on Form S-8, registration number 33-24970.

(10.10) Form of Akorn, Inc., Letter Agreement between the Company and its key employees and executives under the 1988 Incentive
        Compensation Program, incorporated by reference to Exhibit 4.7 to the Company's registration statement on Form S-8, registration number 33-24970.

(10.11) Amended and Restated Akorn, Inc. 1988 Incentive Compensation
        Program, incorporated by reference to Exhibit 10.32 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

(10.12) Amendment No. 1  to the Amended and Restated Akorn, Inc. 1988
        Incentive Compensation Program,  incorporated by reference to Exhibit
        10.33 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

(10.13) Form  of  Stock  Option Agreement under  Amendment  No.  1  to
        Amended and Restated Incentive Compensation Program, incorporated herein by reference to the Company's registration statement on Form S-8, registration number 33-70686.

(10.14) 1991  Akorn,  Inc.   Stock   Option   Plan   for  Directors,
        incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8, registration number 33-44785.

(10.15) Form of Pledge Agreement between the Company and each shareholder of Taylor, incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K dated January 15, 1992.

(10.16) Form of Employment Agreement between Taylor and five key employees, incorporated by reference to Exhibit 10.2 of the Company's report on Form 8-K dated January 15, 1992.

(10.17) Agreement  dated January 15, 1992 among the Company, the John
        N. Kapoor Trust dated September 20, 1989, John N. Kapoor and EJ Financial Enterprises, Inc., incorporated by reference to Exhibit
        10.37 of the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

(10.18) Business Promissory Note of  Taylor payable to First National
        Bank of Decatur and Loan Modification Agreement dated January 15, 1992 by and between Taylor and First National Bank of Decatur, incorporated by reference to Exhibit 10.4 of the Company's report on Form 8-K dated January 15, 1992.

(10.19) Amendment and Restated Lease Agreement dated January 15, 1991 between Taylor Building Corporation as Landlord and Taylor as tenant, incorporated by reference to Exhibit 10.5 of the Company's report on Form 8-K dated January 15, 1992.

(10.20) Loan Agreement dated September 3, 1992, between the Company and the John N. Kapoor Trust dated September 20, 1989, incorporated by reference to Exhibit No. 6 to Amendment No. 3 to Schedule 13D filed by John N. Kapoor and the John N. Kapoor Trust dated September 20, 1989, dated September 10, 1992.

(10.21) Common Stock Purchase Warrant dated September 3, 1992, issued by the Company to the John N. Kapoor Trust dated September 20, 1989, incorporated by reference to Exhibit No. 7 to Amendment No. 3 to
        Schedule 13D, dated September 10, 1992, filed by John N. Kapoor and the John N. Kapoor Trust dated September 20, 1989.

(10.22) Agreement, Waiver and Release, dated September 3, 1992, between the Company and the John N. Kapoor Trust dated September 20, 1989, incorporated by reference to Exhibit 10.44 of the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

(10.23)* Amendment No. 1 to Agreement dated January 15, 1992 among the Company, the John N. Kapoor Trust dated September 20, 1989, John
         N. Kapoor and EJ Financial Enterprises, Inc.

(11.1)*  Computation of Earnings Per Share.

(21.1)* Subsidiaries of the Company.

(23.1)* Consent of Deloitte & Touche LLP

(24.1)* Power of Attorney of Daniel E. Bruhl, M.D.

(24.2)* Power of Attorney of J. Ed Campbell, M.D.

(24.3)* Power of Attorney of George S. Ellis, M.D.

(24.4)* Power of Attorney of Doyle S. Gaw.

(24.5)* Power of Attorney of John N. Kapoor, Ph.D.

(24.6)* Power of Attorney of David H. Turner, M.D.

(24.7)* Power of Attorney of Lawrence A. Yannuzzi, M.D.

        (b)     Reports on Form 8-K.

     None

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AKORN, INC.

                                      By:  /s/ Barry D. LeBlanc
                                          ____________________________
                                              Barry D. LeBlanc
                                                President and
                                          Chief Executive Officer

Date:  September 15, 1995

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

     Signature                       Title                   Date
_________________________   ________________________  ______________________

/s/ Barry D. LeBlanc          President, Chief         September 15, 1995
________________________    Executive Officer and
  Barry D. LeBlanc           Director (Principal
                             Executive Officer)

/s/  Eric M. Wingerter       Vice President -          September 15, 1995
________________________   Finance and Administration
  Eric M. Wingerter         (Principal Financial
                            Officer and Prinicpal
                             Acounting Officer

          *
________________________        Director                September 15, 1995
Daniel E. Bruhl, M.D.

          *
________________________        Director                September 15, 1995
J. Ed Campbell, M.D.


          *
________________________        Director                September 15, 1995
George S. Ellis, M.D.


          *
________________________        Director                September 15, 1995
Doyle S. Gaw


          *
_________________________       Director                September 15, 1995
John N. Kapoor, M.D.


          *
_________________________       Director                September 15, 1995
David H. Turner, M.D.


          *
_________________________       Director                September 15, 1995
Lawrence A. Yannuzzi, M.D.


*By: /s/ Barry D. LeBlanc
    _______________________
        Barry D. LeBlanc
        Attorney-in-fact