Form 10-Q
period 1995-09-30
AKORN INC
filed 1995-11-13
CIK 3116

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                             ___________________________________

                                          FORM 10-Q


              ( )   Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                    For the quarterly period ended September 30, 1995

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



                                            (504) 893-9300
                          (Registrant's telephone number including area code)


            Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  X         No


            At October 31, 1995 there were 14,922,907 shares of common stock, no par value, outstanding.

                             PART I.  FINANCIAL INFORMATION




            Item 1.  Financial Statements (Unaudited)




            The following financial statements are provided on the page numbers indicated below:


            Condensed Consolidated Balance Sheets -
            September 30, 1995 and June 30, 1995                     2


            Condensed Consolidated Statements of Income -
            Three months ended September 30, 1995 and 1994           4


            Condensed Consolidated Statements of Cash Flows -
            Three months ended September 30, 1995 and 1994           5


            Notes to Condensed Consolidated Financial
            Statements                                               6




            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations


            The information called for by this item is provided on page 8.

                                                   AKORN, INC.

                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)

                                                              September 30,              June 30,
                                                                 1995                     1995*
                                                          ___________________     ___________________
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                  $     954,962            $     767,286
  Short-term investments                                         1,290,739                1,568,793
  Accounts receivable
   (less allowance for bad debts of
    $266,455 and $266,329 at September 30
    and June 30, respectively)                                   4,880,782                4,918,753
  Inventory                                                      6,419,281                5,979,707
  Prepaid expenses and other assets                              1,276,113                1,068,338
                                                           ___________________     ___________________
   TOTAL CURRENT ASSETS                                         14,821,877               14,302,877

OTHER ASSETS                                                       961,403                  957,099

PROPERTY, PLANT AND EQUIPMENT                                   17,637,086               13,820,135
   Accumulated depreciation                                     (6,935,466)              (6,750,743)
                                                           ___________________     ___________________
                                                                10,701,620                7,069,392
   Construction in progress                                        339,509                3,926,553
                                                           ___________________     ___________________
                                                                11,041,129               10,995,945
                                                           ___________________     ___________________

TOTAL ASSETS                                                 $  26,824,409            $  26,255,921
                                                           ===================     ===================



                                                              September 30,              June 30,
                                                                 1995                     1995*
                                                          ___________________     ___________________
LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
 Current installments of long-term debt and
  capital lease obligations                                 $     779,726            $     641,994
 Current portion of pre-funded development costs                  667,000                  667,000
 Trade accounts payable                                         1,990,380                1,718,893
 Income taxes payable                                             903,883                  781,824
 Accrued payroll and commissions                                  511,227                  625,839
 Accrued reorganization costs                                     706,322                  727,423
 Accrued expenses and other liabilities                         1,286,907                1,237,232
                                                          ___________________     ___________________
  TOTAL CURRENT LIABILITIES                                     6,845,445                6,400,205

LONG-TERM DEBT AND
 CAPITAL LEASE OBLIGATIONS                                      3,695,786                3,900,389

OTHER LONG-TERM LIABILITIES                                       874,607                  957,043

SHAREHOLDERS' EQUITY
 Common stock, no par value--
  authorized 20,000,000 shares;
  issued 15,115,673 shares
  at September 30 and June 30;
  outstanding 14,922,907 and 14,904,653
  shares at September 30 and June 30, respectively             13,701,845               13,701,845
 Treasury stock, at cost--
  192,766 and 211,020 shares
  at September 30 and June 30, respectively                      (254,559)                (291,067)
 Retained earnings                                              1,961,285                1,500,109
 Unrealized gain on marketable equity securities                        -                  87,397
                                                          ___________________     ___________________
   TOTAL SHAREHOLDERS' EQUITY                                  15,408,571               14,998,284
                                                          ___________________     ___________________


TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                    $  26,824,409            $  26,255,921
                                                          ===================     ===================

*Condensed from audited consolidated financial statements.
 See notes to condensed consolidated financial statements.


                                           AKORN, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                         (UNAUDITED)

                                                    Three Months ended September 30,
                                                    1995                       1994
                                            _____________________   _______________________
Net sales                                   $   7,888,548             $   8,541,126
Cost of sales                                   5,001,214                 4,919,793
                                            _____________________   _______________________

  GROSS PROFIT                                  2,887,334                 3,621,333

Selling, general and
 administrative expenses                        1,937,853                 2,232,179
Research and development                          235,300                   169,364
                                            _____________________   _______________________
                                                2,173,153                 2,401,543
                                            _____________________   _______________________
  OPERATING INCOME                                714,181                 1,219,790



Interest expense                                  (86,565)                    -
Interest and other income (expense)               103,828                    28,406
                                            _____________________   _______________________
                                                   17,263                    28,406
                                            _____________________   _______________________
   INCOME BEFORE INCOME TAXES                     731,444                 1,248,196


Income taxes                                      270,634                   461,833
                                            _____________________   _______________________

   NET INCOME                               $     460,810             $     786,363
                                            =====================   =======================

Per Share:


   NET INCOME                               $          .03             $        .05
                                            =====================   =======================
   WEIGHTED AVERAGE
    SHARES OUTSTANDING                          15,259,700               15,286,345
                                            =====================   =======================

 See notes to condensed consolidated financial statements.


                                            AKORN, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)

                                                                       Three Months ended September 30,
                                                                       1995                       1994
                                                               _____________________   _______________________
OPERATING ACTIVITIES
 Net income                                                      $      460,810            $    786,363
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                                          199,940                 195,095
 Gain on sale of investments                                            (79,859)                    -
 Changes in operating assets and liabilities                           (375,673)             (1,360,763)
                                                               _____________________   _______________________
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                   205,218                (379,305)

INVESTING ACTIVITIES
 Purchases of property, plant and equipment                            (229,907)             (1,338,607)
 Net maturities of investments                                          270,516                 373,874
 Product licensing costs                                                (28,154)               (297,682)
                                                               _____________________   _______________________
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                                    12,455              (1,262,415)

FINANCING ACTIVITIES
 Repayment of long-term debt                                            (32,502)               (101,875)
 Proceeds from sale of stock                                             36,874                  46,938
 Reductions in capital lease obligations                                (34,369)                 (6,161)
 Short-term borrowings                                                      -                   225,000
                                                               _____________________   _______________________

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                   (29,997)                163,902

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                   187,676              (1,477,818)

Cash and cash equivalents at beginning of period                        767,286               1,914,735
                                                               _____________________   _______________________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                $      954,962           $     436,917
                                                               =====================   =======================
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:

Interest paid, net of amount capitalized                         $       86,061           $         -
                                                               =====================   =======================
Income taxes paid                                                $      180,000           $     370,000

                                                               =====================   =======================

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 1995, included in the Company's Annual Report on Form 10-KSB.

NOTE B - INCOME TAXES

The  Company is  currently in  discussions with  the Internal  Revenue Service
(IRS) regarding the examination of tax return for years 1988 through 1993. The IRS has proposed adjustments to such returns which would result in additional taxes and interest due of approximately $1.5 million. Although the Company does agree with approximately $600,000 of the proposed adjustments, the Company does intend to appeal the remainder of the assessment. The Company does not currently anticipate any adverse financial statement effect from this proposed assessment as accruals for the financial statement effects of these proposed adjustments have been previously recorded.

NOTE C - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares outstanding. The computation of the weighted average number of shares outstanding for all periods presented includes the dilutive effect of stock options and warrants using the treasury stock method.

NOTE D - INVENTORY

The components of inventory are as follows:

                                    September 30,        June 30,
                                        1995               1995
                                  _________________  __________________
Finished goods                     $  3,925,036       $ 3,742,411
Work in process                       1,119,867         1,042,922
Raw materials and supplies            1,374,378         1,194,374
                                  _________________  __________________
                                   $  6,419,281       $ 5,979,707
                                  =================  ==================

The inventories are reported net of reserves for unsaleable items of $323,765 and $344,443 as of September 30, 1995 and June 30, 1995, respectively.

NOTE E - INVESTMENTS

At June 30, 1995, the market value of the Company s marketable equity securities exceeded the cost by $87,397; therefore, an unrealized gain was recorded as a component of shareholders equity to reflect this increase in value. Subsequent to year end, the Company sold the investment and recorded a realized gain of $79,859 during the first quarter of fiscal 1996. This amount is included in interest and other income (expense) in the 1995 statement of income.

NOTE F - INTEREST CAPITALIZATION

Interest incurred during construction periods is capitalized as part of the cost of the expansion project. During the quarters ended September 30, 1995 and 1994, the Company capitalized $34,682 and $13,434, respectively, in interest costs.

NOTE G - LITIGATION

The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that any liability the Company may have in these matters would not have a material effect on the consolidated financial statements.

NOTE H - CONTINGENCIES

In April 1994, the Company entered into a series of cross-licensing agreements with Pfizer Inc. (Pfizer), one of which provided Akorn an exclusive, royalty-free license to manufacture and market an ophthalmic form of a Pfizer prescription non-steroidal anti-inflammatory drug (NSAID). As part of this agreement, in fiscal 1994 Pfizer paid the Company an advance of $1 million to be used to fund the costs of developing the NSAID. In the event that Akorn fails to obtain FDA approval on another product under development and licensed to Pfizer (the licensed product) by December 31, 1996, the Company is required to pay a performance penalty of $1,020,000 to Pfizer. A New Drug Application
(NDA) was filed for the licensed product on June 8, 1994. Given the current status of the NDA, it is management s opinion that payment of the performance penalty is remote.

                                              AKORN, INC.

                                 MANAGEMENT'S  DISCUSSION AND ANALYSIS

                                      OF FINANCIAL CONDITION AND

                                         RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                      Three Months Ended
                                                         September 30,
                                                        1995      1994
                                                    _________________________
                                                        (In thousands)

            Ophthalmic distribution                   $  5,616  $  6,071
            Contract manufacturing                       2,273     2,470
                                                    ___________ __________
            Total net sales                           $  7,889  $  8,541
                                                    =========== ==========

Net sales declined 8% in the quarter ended September 30, 1995 compared to the same period in 1994, with sales of $7.9 million versus $8.5 million. The decline in sales is primarily due to the temporary absence of the Company s lead allergy product, AK-Con-A, since the second quarter of fiscal 1995.

For the quarter ended September 30, 1995, ophthalmic distribution sales declined 7% over the comparable period in 1994. This decline is primarily related to the absence of AK-Con-A which accounted for over $1.3 million in sales for the prior year first quarter. Ophthalmic distribution net sales for the quarter ended September 30, 1994, exclusive of AK-Con-A sales, were $4.7 million as compared to $5.6 million in the current period, thereby representing a 19% increase. The Company continued to see sales increase in its core business as a result of prior year new product introductions.

As previously announced, AK-Con-A was converted to over-the-counter (OTC) status from prescription status by the Food and Drug Administration (FDA). Currently, the Company is awaiting approval for its OTC version, which was licensed to Pfizer, Inc. (Pfizer). Since sales of AK-Con-A continued through October 1994, sales growth comparisons will be affected for the second quarter of fiscal 1996 as well. However, upon approval of the OTC version, which is expected in the near future, the Company will begin to receive manufacturing profits and royalties that should bring incremental profits in the range of 2 cents per share per quarter.

For  the  quarter  ended  September  30,  1995,  contract manufacturing  sales declined 8% over the comparable period in 1994. This decline reflects fluctuations in ordering patterns from contract customers which is common to this business. As previously announced, the Company s largest contract manufacturing customer, which accounted for 17% and 13% of consolidated net sales for the quarters ended September 30, 1995 and 1994, respectively, has notified the Company that it will be transferring the production of certain products during fiscal 1996 and 1997 to its own facilities. Such products accounted for $1.4 million in contract manufacturing sales for fiscal 1995. This customer has also notified the Company that it will be discontinuing the sale of two other products produced by Akorn Manufacturing, Inc. (AMI). These products accounted for approximately $2.9 million in sales for AMI in fiscal 1995. The Company is presently in discussions with this customer to acquire these injectable products. This would maintain current plant throughput and provide an entre into the injectable distribution business, which would be synergistic with the ophthalmic distribution business.

In October 1995, the Company signed a contract manufacturing agreement with Jordan Pharmaceuticals, Inc. (Jordan) to develop and manufacture three new generic injectable pharmaceutical products. In addition, the agreement secured  the  long-term manufacture  of  three  generic injectables  currently produced by AMI for Jordan. The three new products are exempt from FDA approval under grandfather rules, and, as such, the first of the three new products should be in commercial production within six months. The combined contractual payments in the first year of the contract, including fees for product development, are expected to approximate $2 million. Previously, Jordan represented approximately $900,000 of the Company s contract business.

The Jordan agreement allows for Akorn to use information supporting the development of the products to pursue recently announced strategies in the injectable marketplace. The agreement further provides that best efforts will be used by both parties to add two new products each year to the agreement, under the same terms and conditions. This arrangement goes beyond mere contract manufacturing and represents the Company s desire to enhance its relations with contract customers.

Gross Profit
Consolidated gross profit declined 20% to $2.9 million in the quarter ended September 30, 1995 compared to $3.6 million for the same period of the previous year, with gross margins declining six percentage points. The loss of higher-margin AK-Con-A sales, lower overhead absorption in contract manufacturing and higher product costs imposed by suppliers were the primary reasons for the decline in gross profit and margins for the quarter. Gross margins are expected to remain lower than those experienced in the first half of fiscal 1995 due to the loss of AK-Con-A and increased competition from our suppliers. Gross margins are expected to be relatively stable for the remainder of fiscal 1996.

Selling, General and Administrative Expenses
Selling, general and administrative (S,G&A) expenses declined 13% during the quarter ended September 30, 1995, as compared to the same period in 1994. This reduction in S,G & A expenses is partly due to lower sales and partly due to the plan, implemented in the quarter ended March 31, 1995, to reduce certain S,G&A expenses.

The percentage of S,G&A expenses to sales declined to 24.6% for the quarter ended September 30, 1995 from 26.1% in the comparable prior year period. This decline occurred, in spite of the decline in sales, due to the cost cutting measures noted above. The Company continues to monitor the required level of S,G&A expenses in relation to sales performance.

Research and Development
Research and development (R&D) expense increased 39% to $235,000 for the quarter ended September 30, 1995, as compared to $169,000 for the same period in 1994. This increase reflects a change in the mix of products under development to a lower concentration of products which are being transferred from the Company s previous manufacturing facilities (site transfers). The estimated cost of these site transfers has been previously accrued and therefore does not have an effect on R&D expense as reported in the statements of income.

The Company also has begun the development of a non-steroidal anti-inflammatory drug (NSAID) for ophthalmic use licensed from Pfizer. It is anticipated that the majority of these development costs, which are expected to be funded substantially by monies obtained from Pfizer, will be incurred over the next 18 months. In addition, the Company recently announced its intention to enter the generic injectable business. This entre includes the plan to file two injectable Abbreviated New Drug Applications (ANDAs) over the next twelve months.

The current R&D plan calls for the filing of ten to twelve ANDAs in fiscal 1996, a much more aggressive plan than in prior years. As a result, the Company anticipates that fiscal 1996 R&D expense will be significantly higher than the prior year amount.

Interest and Other Income/Expense
Interest costs incurred during all of the prior fiscal year and through July 1995 were capitalized as part of the cost of construction related to the Company's expansion project at its Decatur manufacturing facilities. This expansion is now substantially completed and ready for its intended use. Accordingly, all future periods will include interest expense that will be charged to operations rather than capitalized based on the total outstanding borrowings.

Included in interest and other income for the quarter ended September 30, 1995 is a $79,859 gain recognized on the sale of the Company s only equity investment.

Income Taxes
The effective tax rate for the quarters ended September 30, 1995 and 1994 remained consistent at 37%. The Company has been in discussions the Internal Revenue Service (IRS) regarding the examination of tax returns for the periods of 1988 through 1993. The IRS has proposed adjustments to such returns, some of which the Company has agreed to and some which the Company will appeal. The financial statement effects of these proposed agreed upon adjustments have been previously recorded.

Net Income
Net income for the quarter ended September 30, 1995 declined to $461,000 or three cents per share compared to the prior year amount of $786,000 or five cents per share, as a result of the factors noted above.

FINANCIAL CONDITION AND LIQUIDITY

The net cash provided by operating activities for the three months ended September 30, 1995 was $205,000 compared to net cash used of approximately $379,000 for the corresponding period in 1994. While the Company's profitability declined in the current quarter, in the prior period quarter the Company had a significant buildup in inventory as a result of new product line additions. This buildup has since stabilized.

In addition to the inventory buildup, final estimated tax payments for the fiscal year ended June 30, 1994 were made during the first quarter of fiscal 1995.

In 1996, the Company will continue to fund the payment of certain previously accrued research and development activities including the site transfer of ANDAs and development of the NDA for an NSAID discussed previously. Management believes that existing cash, cash flows from operations, and available working capital line of credit are sufficient to handle these short-term needs.

In addition to these short-term needs, the Company may be required to pay additional interest and taxes in connection with the examination by the IRS of tax returns for the periods of 1988 through 1993. The proposed adjustments by the IRS would result in additional interest and taxes currently due of approximately $1.5 million. To date, the Company and the IRS have agreed upon issues resulting in approximately $600,000 of current net taxes and interest due. Payment of the agreed upon items is expected to be made over the next 10 months under an agreement with the IRS or through arrangements with a commercial bank. Payment of the remaining unsettled issues, if any, would be based on the timing of the appeals process and the success of the Company in arguing its position with the IRS. The Company does not currently anticipate any adverse financial statement effect from this proposed assessment as accruals for the financial statement effects of these proposed adjustments have been previously recorded.

Under a previously announced cross-licensing agreement with Pfizer, the Company is required to pay a performance penalty of $1,020,000 should it be unsuccessful in obtaining approval, by December 31, 1996, of the NDA on the OTC version of AK-Con-A, which was licensed to Pfizer. Given the current status of the pending NDA, management believes the likelihood that approval will not be obtained in this time frame is remote. Accordingly, no financial statement reserves related to the potential penalty have been accrued.

The Company invested $230,000 in new property, plant and equipment during the quarter ended September 30, 1995, compared to $1.3 million during the same period in 1994. The prior year amount was primarily related to the expansion at the Company s manufacturing facilities in Decatur, Illinois which has now been substantially completed.

On September 30, 1994, the Company entered into a $6.3 million credit facility with a commercial bank. The credit facility includes the following:

 - a $1.3 million Term loan for the payout of existing debt and reimbursement for the early payout of a capital lease on the AMI manufacturing facility.

  - a $3.5 million Revolver/Term construction loan to finance the expansion of the AMI facilities.

  -  a $1.5 million Line of Credit for working capital purposes.

The entire Term loan was drawn in October 1994 and, as of September 30, 1995, $2.6 million had been drawn on the Revolver/Term construction loan.

The construction project at the Decatur facilities allows for new high-speed ophthalmic production, as well as new capabilities for suspensions, ointments and unit-dose products. The total cost of the expansion project, including additional equipment, was approximately $5.4 million. The Company has plans for capital improvements of approximately $2 million to $3 million for fiscal 1996. The amount of these improvements will be funded through internal cash flows and $900,000 remaining availability under the Revolver/Term construction loan. The timing of these expenditures will be staged to ensure compliance with debt covenant requirements.

The Company used $30,000 in financing activities for the quarter ended September 30, 1995, primarily related to the repayment of certain debt obligations. This compares with $164,000 provided by financing activities in the prior year. In the prior year, short-term borrowings of $225,000 were made as of September 30, 1994. As of September 30, 1995, there were no borrowings under the line of credit.

                                      PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-KSB for the fiscal year ended June 30, 1995 and in Note R to the consolidated financial statements included in that report.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  The annual meeting of the Company's shareholders was held on October 28, 1995 (the Meeting ). The only matter voted on at the Meeting was the election of directors.

  At the Meeting all of the nominees listed were elected by the votes indicated below. There were no broker no-votes with respect to any nominee. No other directors have terms of office that continued after the Meeting.

            Nominee                                For             Withheld
          ____________                           _______           __________

      Daniel E. Bruhl, M.D.                     12,350,436           794,974
      J. Ed Campbell, M.D.                      12,348,300           797,110
      George S. Ellis, M.D.                     12,347,800           797,610
      Doyle S. Gaw                              12,282,408           863,002
      John N. Kapoor, PhD.                      12,900,831           244,579
      Barry D. LeBlanc                          12,900,135           245,275
      David H. Turner, M.D.                     12,281,430           863,980
      Lawrence A. Yannuzzi, M.D.                12,277,801           867,609

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

        (11.1)    Computation of Earnings per Share

        (27)      Financial Data Schedules

        (99.1) Press release issued by Akorn, Inc. on October 26, 1995 announcing its first quarter 1996 financial results.


        (b)    Reports on Form 8-K

               None

                                      SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AKORN, INC.




                                        /s/ Barry D. LeBlanc
                                        ______________________
                                           Barry D. LeBlanc
                                 President and Chief Executive Officer
                                       (Duly Authorized Officer)




                                        /s/ Eric M. Wingerter
                                        ________________________
                                           Eric M. Wingerter
                              Vice President - Finance and Administration
                                     (Principal Financial Officer)