Form 10-Q
period 1995-12-31
AKORN INC
filed 1996-02-14
CIK 3116

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549



                         FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1995

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



                       (504) 893-9300
                (Inssuer's telephone number)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X               No

 At February 9, 1996 there were 14,964,982 shares of common stock, no par value, outstanding.

               PART I.  FINANCIAL INFORMATION




Item 1.  Financial Statements (Unaudited)




The following financial statements are provided on the page numbers indicated below:


Condensed Consolidated Balance Sheets -
  December 31, 1995 and June 30, 1995                 2


Condensed Consolidated Statements of Income -
  Three months and six months ended
  December 31, 1995 and 1994                          4


Condensed Consolidated Statements of Cash Flows -
  Six months ended December 31, 1995 and 1994         5


Notes to Condensed Consolidated Financial
  Statements                                          6




Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations



The information called for by this item is provided on page 8.

                            AKORN, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS

                            (UNAUDITED)

                                         December 31,         June 30,
                                            1995               1995*
                                         ____________      _____________

ASSETS


CURRENT ASSETS
 Cash and cash equivalents             $    456,053        $     767,286
 Short-term investments                   1,495,971            1,568,793
 Accounts receivable
  (less allowance for bad debts of
  $269,811 and $266,329 at December 31
  and June 30, respectively)              4,462,914            4,918,753
 Inventory                                6,921,028            5,979,707
 Prepaid expenses and other assets        1,523,002            1,068,338
                                        ____________        _____________
  TOTAL CURRENT ASSETS                   14,858,968           14,302,877



OTHER ASSETS                              1,099,841              957,099



PROPERTY, PLANT AND EQUIPMENT            18,011,438           13,820,135
Accumulated depreciation                 (7,081,287)          (6,750,743)
                                       ______________        _____________
                                         10,930,151            7,069,392
Construction in progress                    259,150            3,926,553
                                       ______________        _____________
                                         11,189,301           10,995,945
                                       ______________        _____________

TOTAL ASSETS                         $   27,148,110      $    26,255,921
                                       ==============        =============

                                       December 31,         June 30,
                                           1995              1995*
                                       ______________     _______________

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
 Short-term borrowings                $      262,400      $       -
 Current installments of long-term
  debt and capital lease obligations         826,831           641,994
 Current portion of pre-funded development
  costs                                      500,000           667,000
 Trade accounts payable                    1,496,880         1,718,893
 Income taxes payable                      1,094,657           781,824
 Accrued payroll and commissions             588,743           625,839
 Accrued reorganization costs                654,532           727,423
 Accrued expenses and other liabilities    1,400,254         1,237,232
                                        ______________     _______________
  TOTAL CURRENT LIABILITIES                6,824,297         6,400,205

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                3,516,729         3,900,389

OTHER LONG-TERM LIABILITIES                  874,481           957,043

SHAREHOLDERS' EQUITY
 Common stock, no par value--
  authorized 20,000,000 shares; issued
  15,115,673 shares at December 31 and
  June 30; outstanding 14,964,982 and
  14,904,653 shares at December 31 and
  June 30, respectively                   13,701,845        13,701,845
 Treasury stock, at cost--150,781 and
  211,020 shares at December 31 and
  June 30, respectively                     (170,589)         (291,067)
 Retained earnings                         2,401,347         1,500,109
 Unrealized gain on marketable equity
   securities                                   -               87,397
                                         _____________    _____________
  TOTAL SHAREHOLDERS' EQUITY              15,932,603        14,998,284
                                         _____________    ______________

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $   27,148,110     $  26,255,921
                                         =============    ==============


*Condensed from audited consolidated financial statements.
  See notes to condensed consolidated financial statements.

                                AKORN, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                (UNAUDITED)


                                    Three months ended                         Six months ended
                                         December 31,                            December 31,
                               1995                   1994                   1995              1994
                        _________________     __________________        _______________  _______________

Net sales               $     7,387,217         $   8,384,252            $   15,275,765   $  16,925,378
Cost of sales                 4,576,624             4,773,140                 9,577,838       9,692,933
                        _________________     __________________        ________________  _______________
  GROSS PROFIT                2,810,593             3,611,112                 5,697,927       7,232,445

Selling, general and
 administrative expenses      1,963,062             2,486,079                 3,900,915       4,718,258
Research and development        228,289               181,000                   463,589         350,364
                        _________________     __________________        ________________  _______________
                              2,191,351             2,667,079                 4,364,504       5,068,622
                        _________________     __________________        ________________  _______________
  OPERATING INCOME              619,242               944,033                 1,333,423       2,163,823

Interest expense                (98,099)                 -                     (184,664)           -
Interest and other income, net  177,971                23,252                   281,799          51,658
                        _________________     __________________        ________________  _______________
                                 79,872                23,252                    97,135          51,658
                        _________________     __________________        ________________  _______________
  INCOME BEFORE
   INCOME TAXES                 699,114               967,285                 1,430,558       2,215,481


 Income taxes                   258,882               362,531                   529,516         824,364
                        _________________     __________________        ________________  _______________

  NET INCOME               $    440,232       $       604,754        $          901,042    $  1,391,117
                        =================      =================        ================  ===============

Per Share:

  NET INCOME               $        .03        $          .04        $              .06    $        .09
                        =================      =================        ================  ===============
  WEIGHTED AVERAGE
    SHARES OUTSTANDING       15,302,490            15,542,895                15,281,342      15,410,163
                        =================      =================         ===============  ===============
See notes to condensed consolidated financial statements.

                                  AKORN, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)
                                                Six months ended December 31,
                                                   1995               1994
                                                _____________   ______________
OPERATING ACTIVITIES
 Net income                                      $   901,042     $  1,391,117
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                     362,641          441,337
   Gain on sale of investments                       (79,859)            -
   Changes in operating assets and liabilities    (1,138,120)      (3,513,704)
                                                _______________  ______________
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                 45,704       (1,681,250)

INVESTING ACTIVITIES
 Purchases of property, plant and equipment         (523,900)      (3,528,197)
 Net maturities of investments                        65,284          561,719
 Product licensing costs                             (82,572)        (232,385)
                                                _______________  ______________
NET CASH USED IN INVESTING ACTIVITIES               (541,188)      (3,198,863)

FINANCING ACTIVITIES
 Repayment of long-term debt                        (155,662)        (862,005)
 Proceeds from sale of stock                         120,674           96,031
 Proceeds from issuance of long-term debt                -          3,500,000
 Reductions in capital lease obligations             (43,161)         (10,318)
 Short-term borrowings                               262,400          804,200
                                                 _______________  ______________
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                               184,251        3,527,908
                                                _______________  ______________
DECREASE IN CASH
 AND CASH EQUIVALENTS                               (311,233)      (1,352,205)

 Cash and cash equivalents at beginning of period    767,286        1,914,735
                                                _______________  ______________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                $   456,053      $   562,530
                                                ===============  ==============
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:

 Interest paid, net of amount capitalized        $   184,588      $      -
                                                ===============  ==============
 Income taxes paid, net of refunds               $   149,956      $ 1,092,750
                                                ===============  ==============

See notes to condensed consolidated financial statements.

                           AKORN, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. (the Company) and its wholly owned subsidiaries, Spectrum Scientific Pharmaceuticals, Inc. , Walnut Pharmaceuticals, Inc. and Akorn Manufacturing, Inc. Intercompany transactions and balances have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 1995, included in the Company's Annual Report on Form 10-KSB.

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

NOTE D - INVENTORY

The components of inventory are as follows:

                                   December 31,       June 30,
                                       1995            1995
                                 ________________  ________________

Finished goods                    $    3,899,405     $  3,742,411
Work in process                        1,138,518        1,042,922
Raw materials and supplies             1,883,105        1,194,374
                                 ________________  _________________
                                   $   6,921,028     $  5,979,707
                                 ================  =================

The inventories are reported net of reserves for unsaleable items of $307,126 and $344,443 as of December 31, 1995 and June 30, 1995,
respectively.

NOTE E - INVESTMENTS

At June 30, 1995, the market value of the Company's marketable equity securities exceeded the cost by $87,397; therefore, an unrealized gain was recorded as a component of shareholders' equity to reflect this increase in value. Subsequent to year end, the Company sold the investment and recorded a realized gain of $79,859 during the first quarter of fiscal 1996. This amount is included in interest and other income, net in the accompanying statement of income for the six months ended December 31, 1995.

NOTE F - INTEREST CAPITALIZATION

Interest incurred during construction periods is capitalized as part of the cost of the expansion project. During the six-month periods ended December 31, 1995 and 1994, the Company capitalized $34,682 and $43,725, respectively, in interest costs. During the quarter ended December 31,1994, interest costs totaling $30,291 were capitalized. No interest costs were capitalized during the second quarter of fiscal 1996.

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

                           AKORN, INC.

              MANAGEMENT'S  DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales
The following table sets forth, for the periods indicated, net sales by segment (in thousands), excluding intersegment sales:

                        Three Months Ended     Six Months Ended
                            December 31,          December 31,
                           1995      1994      1995        1994
                        _________  __________ _________  __________

Ophthalmic distribution $   5,503   $  6,286   $ 11,120   $  12,358
Contract manufacturing      1,884      2,098      4,156       4,567
                        __________  _________ __________  __________

Total net sales         $   7,387   $  8,384   $ 15,276   $  16,925
                        ==========  ========= ==========  ==========

Total net sales declined 12% in the quarter ended December 31, 1995 compared to the same period in 1994, with sales of $7.4 million versus $8.4 million. For the first six months of fiscal 1996, sales of $15.3 million were 10% lower than the prior-year sales of $16.9 million.

For the quarter ended December 31, 1995, ophthalmic distribution sales declined 12% from the comparable period in 1994. For the six-month period ended December 31, 1995, net sales for this segment declined 10% as compared to the same period in the prior fiscal year. These declines in sales are primarily the result of the absence, since the second quarter of fiscal 1995, of AK-Con-A, the Company's lead allergy product, which accounted for sales of approximately $700,000 and $2 million in the prior-year quarter and six-month period, respectively.

Ophthalmic distribution sales, exclusive of AK-Con-A sales, were $5.5 million and $10.4 million, respectively, for the quarter and six-month period ended December 31, 1994. Excluding AK-Con-A sales, ophthalmic distribution sales for the quarter ended December 31, 1995 were flat as compared to the same period in 1994 while sales for the six-month period were 7% higher than the previous year. The flat sales for the quarter were primarily due to several product backorders and the stocking in of several products in the prior-year second quarter.

As previously announced, AK-Con-A was converted to over-the-counter
(OTC) from prescription status by the Food and Drug Administration
(FDA). The Company recently obtained FDA approval of its OTC version of AK-Con-A which has been licensed to Pfizer Inc.(Pfizer). The Company will begin to recognize royalty income and manufacturing margins on this product beginning in the fourth quarter of fiscal 1996. Such amounts are expected to bring additional profits of approximately one to two cents per share per quarter.

The Company has recently received several Abbreviated New Drug Application approvals (ANDAs) for ophthalmic products at its Akorn Manufacturing, Inc. (AMI) facilities. These approvals are expected to add incremental revenues to the ophthalmic distribution segment commencing in the fourth quarter of fiscal 1996, as the Company plans to introduce "commodity generic" labels for these products. These commodity generic sales will be in addition to the brand name sales of the products currently being recognized.

For the quarter ended December 31, 1995, contract manufacturing sales declined 10% over the comparable period in 1994. For the six-month period ended December 31, 1995, this segment's sales were 9% lower than the same period in 1994. These declines in contract manufacturing sales reflect fluctuations in ordering patterns from contract customers which is common to this segment. In addition, these declines are due to a recent shift by several contract customers who, based on economic evaluation, have opted to transfer the manufacture of their injectable products in-house, or to discontinue the product line entirely.

As noted in previous Company disclosures, one of these customers is Akorn's largest contract customer, which accounted for 15% and 14% of consolidated net sales for the quarter and six-month period ended December 31, 1995, respectively. This customer has transferred a portion of its contract business to its own facilities and has decided to discontinue the remaining products currently being manufactured by AMI.

The transferred and discontinued products accounted for approximately $1.4 million and $2.9 million in sales, respectively, for AMI in fiscal 1995. The Company is in late stage negotiations to acquire the discontinued products. Pending such negotiations, this customer is continuing to order these products to keep them in the marketplace. The acquisition of these products would help to continue the current plant throughput and will provide Akorn an entre into the injectable distribution business, which would be synergistic with the ophthalmic distribution business.

In October 1995, the Company signed an agreement with Jordan Pharmaceuticals, Inc. (Jordan) to develop and manufacture three new generic injectable pharmaceutical products. In addition, the agreement secured the long-term manufacture of three generic injectables currently produced by AMI for Jordan. The three new products are exempt from FDA approval under "grandfather" rules, and, as such, the first of the three new products should be in commercial production by the fourth quarter of fiscal 1996. The combined contractual payments in the first year of the contract, including fees for product development, are expected to approximate $2 million. Previously, Jordan represented approximately $900,000 of the Company's contract manufacturing business. This additional throughput will help offset declines from other contract customers noted above.

The Jordan agreement allows Akorn to use information supporting the development of the products to pursue recently announced strategies in the injectable marketplace. The agreement further provides that best efforts will be used by both parties to develop two new products each year, under the same terms and conditions.

Gross Profit
Consolidated gross profit declined 22% to $2.8 million in the quarter ended December 31, 1995 compared to $3.6 million for the same period of the previous year, with gross margins declining five percentage points. For the first six months of fiscal 1996, gross profit of $5.7 million was 21% lower than the comparable fiscal 1995 amount of $7.2 million, with gross margins also declining six percentage points.

The loss of AK-Con-A sales (Akorn's highest margin product at 75%), decreased overhead absorption in manufacturing and higher product costs imposed by suppliers were the primary reasons for the decline in gross profit and margins for the quarter and six-month period. Gross margins are expected to remain relatively stable for the remainder of fiscal 1996.

Selling, General and Administrative Expenses
Selling, general and administrative (S,G&A) expenses declined 21% during the quarter ended December 31, 1995 as compared to the same period in 1994. For the first six months of fiscal 1996, S,G&A expenses were 17% lower than the comparable period in fiscal 1995. The reduction in S,G&A expenses is partly due to lower sales and partly due to the plan, which the Company implemented in the quarter ended March 31, 1995, to reduce certain S,G&A expenses.

The percentage of S,G&A expenses to sales declined to 27% for the quarter ended December 31, 1995 from 30% in the comparable prior-year quarter. For the first six months ended December 31, 1995, the percentage of S,G&A expenses to sales declined to 26%, from 28% in 1994.

Research and Development
Research and development expenses increased 26% and 32% for the quarter and six months ended December 31, 1995 as compared to the same periods in 1994. This increase reflects an acceleration in the Company's R&D activities and a change in the mix of products under development to a lower concentration of products for which costs have been previously accrued.

Interest and Other Income/Expense
Interest costs incurred during the entire 1995 fiscal year and through July 1995 were capitalized as part of the cost of construction related to the Company's expansion project at AMI. The expansion is now complete and the first production of product from the new clean room (which initially will primarily be for production under the Pfizer contract) has begun. Consequently, interest costs for the current periods charged to results of operations increased compared to prior year periods during which time such costs were being capitalized

Included in interest and other income, net for the quarter ended December 31, 1995 is $150,000 in fees associated with the licensing to Chauvin Pharmaceuticals, Inc., a French-based sterile products manufacturer, of certain technologies on two currently approved
ANDAs.   Under the agreement, Akorn will provide product
information to be used in obtaining regulatory approvals for these products for manufacture and distribution in Europe. In addition, Akorn will manufacture the products for European distribution for a period of time and will receive a royalty stream on European sales of the product. The Company is in discussions with other companies regarding similar arrangements in other international markets.

Included in interest and other income for the six-month period ended December 31, 1995 are the fees from Chauvin discussed above and a $80,000 gain recognized on the sale of the Company's only equity investment.

Income Taxes
The effective tax rates for all periods presented remained stable at 37%. The Company has been in discussions with the Internal Revenue Service (IRS) regarding the examination of tax returns for the periods 1988 through 1993. The IRS has proposed adjustments to such returns, some of which the Company has agreed to and some which the Company will appeal. The financial statement effects of these proposed agreed upon adjustments have been previously recorded.

Net Income
As a result of the factors noted above, net income for the quarter ended December 31, 1995 declined to $440,000 or three cents per share compared to the prior year amount of $605,000 or four cents per share. Net income for the first six months of fiscal 1995 declined to $901,000 or six cents per share versus $1.4 million or nine cents per share in the comparable 1994 period. Weighted average shares used in the calculation of per share amounts were relatively unchanged from period to period.

Financial Condition and Liquidity
The net cash provided by operating activities for the six months ended December 31, 1995 was $46,000 compared to net cash used of approximately $1.7 million for the corresponding period in 1994. During the period, significant investments in inventory, primarily for raw materials and components associated with new ophthalmic products, were made. As a contract manufacturer, AMI's raw material and component inventories were relatively insignificant since such inventories were generally supplied by contract customers. All ophthalmic manufacturing, however, requires AMI to purchase the raw materials and components, thus resulting in the noted increases. Further increases in raw material and component inventory will be based on future product approvals and product sales.

In the prior year, in addition to inventory build up associated with the new product additions, final estimated tax payments for the fiscal year ended June 30, 1994 were made.

The Company has begun the development for ophthalmic use of a non-steroidal anti-inflammatory drug (NSAID) licensed from Pfizer. It is anticipated that the majority of the development costs, which are expected to be funded substantially by Pfizer, will be incurred over the next 15 to 18 months. In addition to ophthalmics, the Company recently announced its intention to enter the generic injectable business. This entree includes the plan to file two Abbreviated New Drug Applications (ANDAs) for injectable products over the next twelve months. Management believes that existing cash, cash flows from operations, and available working capital lines of credit are sufficient to handle the funding of these research projects.

In addition to these short-term needs, the Company may be required to pay additional interest and taxes in connection with the examination by the IRS of tax returns for the periods 1988 through 1993. The proposed adjustments by the IRS would result in additional interest and taxes currently due of approximately $1.5 million. To date, the Company and the IRS have agreed upon issues resulting in approximately $600,000 of current net taxes and interest due. Payment of the agreed upon items is expected to be made over the next nine months to one year under an agreement with the IRS pursuant to an arrangement with a commercial bank. Payment of the remaining unsettled issues, if any, would be based on the timing of the appeals process and the success of the Company in arguing its position with the IRS. The Company does not currently anticipate any adverse financial statement effect from this proposed assessment. The income statement effects of these proposed adjustments have been previously accrued.

The Company invested $524,000 in new property, plant and equipment during the six-month period ended December 31, 1995 compared to $3.5 million in the prior year comparable period. The current year additions were primarily related to expansion of the Company's R&D facilities, while the prior year additions were associated with the expansion of the Company's manufacturing facilities, including the addition of a high-speed ophthalmic line.

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

The entire Term loan was drawn in October 1994 and, as of December 31, 1995, $2.6 million had been drawn on the Revolver/Term construction loan. In addition, approximately $262,000 had been drawn on the Line of Credit at December 31, 1995.
The construction project at the Decatur facilities allows for new high-speed ophthalmic production, as well as the capabilities to add suspensions, ointments and unit-dose products with some additional investments. The total cost of the expansion project, including additional equipment, was approximately $5.4 million. The Company has plans for capital improvements of approximately $1.5 million to $2 million during calendar 1996. It is currently anticipated that such expenditures will be financed through internal cash flows, $900,000 remaining availability under the Revolver/Term loan and an additional $500,000 loan obtained from the same commercial bank. The timing of such expenditures will be staged to ensure compliance with debt covenant requirements.

Financing activities provided $184,000 and $3.5 million in the six-month periods ended December 31, 1995 and 1994, respectively. The prior year amount is primarily related to draws on the various bank financing arrangements in support of the Company's expansion project.

In connection with the negotiations with its lead contract customer regarding the acquisition of a line of discontinued injectable products, the Company has a commitment from its commercial bank to lend up to $1.5 million.

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

                None.

Item 5.         Other Information

                Not applicable.

Item 6.         Exhibits and Reports on Form 8-K

                (a)    Exhibits

                (10.1) Development and Supply Agreement with Jordan Pharmaceuticals, Inc. dated October 18, 1995

                (10.2) Employment Agreement dated January 1, 1996 -- Barry D. LeBlanc

                (10.3) Employment Agreement dated January 1, 1996 -- Harold O. Koch

                (10.4)  Employment Agreement dated January 1, 1996 --
                        Tim J. Toney

                (99.1)   Press release issued by Akorn, Inc. on
                         February 7, 1996  announcing its second
                         quarter 1996 financial results.

                (b)    Reports on Form 8-K

                       None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AKORN, INC.

                       /s/ Barry D. LeBlanc
                      _______________________
                         Barry D. LeBlanc
              President and Chief Executive Officer
                    (Duly Authorized Officer)

                     /s/ Eric M. Wingerter
                     ________________________
                        Eric M. Wingerter
           Vice President - Finance and Administration
                  (Principal Financial Officer)

Date:   February 9, 1996

                             EXHIBIT INDEX



                                                               Sequentially
Exhibit                                                          Numbered
Number               Description                                   Pages



(10.1)         Development and Supply Agreement with Jordan
               Pharmaceuticals, Inc. dated October 18, 1995

(10.2)         Employment Agreement dated January 1, 1996 --
               Barry D. LeBlanc

(10.3)         Employment Agreement dated January 1, 1996 --
               Harold O. Koch

(10.4)         Employment Agreement dated January 1, 1996 --
               Tim J. Toney

(99.1) Press release issued by Akorn, Inc. on February 7, 1996 announcing its second quarter 1996 financial results.