Form 10-Q
period 1996-03-31
AKORN INC
filed 1996-05-15
CIK 3116

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q


  (X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
          For the quarterly period ended March 31, 1996

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

At May 3, 1996 there were 15,076,427 shares of common stock, no par value, outstanding.

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

The following financial statements are provided on the page numbers indicated below:


Condensed Consolidated Balance Sheets -
  March 31, 1996 and June 30, 1995                     2


Condensed Consolidated Statements of Income -
  Three months and nine months ended
  March 31, 1996 and 1995                              4


Condensed Consolidated Statements of Cash Flows -
  Nine months ended March 31, 1996 and 1995            5


Notes to Condensed Consolidated Financial
  Statements                                           6


Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations



The information called for by this item is provided on page 9.

                           AKORN, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED)

                                         March 31,      June 30,
                                           1996            1995*
                                        ____________  _____________

ASSETS


CURRENT ASSETS
 Cash and cash equivalents               $ 1,183,471    $  767,286
 Short-term investments                      892,290     1,568,793
 Accounts receivable
  (less allowance for bad debts of
  $267,611 and $266,329 at March 31
  and June 30, respectively)               5,218,825     4,918,753
 Inventory                                 7,392,390     5,979,707
 Prepaid expenses and other assets         1,638,839     1,068,338
                                        ____________  _____________
  TOTAL CURRENT ASSETS                    16,325,815    14,302,877



OTHER ASSETS                               1,031,209       957,099



PROPERTY, PLANT AND EQUIPMENT             18,228,049    13,820,135
Accumulated depreciation                  (7,342,308)   (6,750,743)
                                        ____________  _____________
                                          10,885,741     7,069,392
Construction in progress                     636,534     3,926,553
                                        ____________  _____________
                                          11,522,275    10,995,945
                                        ____________  _____________

TOTAL ASSETS                             $28,879,299   $26,255,921
                                        ============  =============

                                          March 31,      June 30,
                                           1996            1995*
                                        ____________  _____________

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
 Short-term borrowings                   $ 550,000    $      -
 Current installments of long-term
  debt and capital lease obligations       813,705       641,994
 Current portion of pre-funded
  development costs                        600,000       667,000
 Trade accounts payable                  2,114,914     1,718,893
 Income taxes payable                      707,015       781,824
 Accrued payroll and commissions           503,407       625,839
 Accrued reorganization costs              383,780       727,423
 Deferred royalty                          916,667           -
 Accrued expenses and other liabilities  1,636,163     1,237,232
                                        ____________  _____________
  TOTAL CURRENT LIABILITIES              8,225,651     6,400,205

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS              3,730,361     3,900,389

OTHER LONG-TERM LIABILITIES                609,484       957,043

SHAREHOLDERS' EQUITY
 Common stock, no par value--
  authorized 20,000,000 shares; issued
  15,115,673 shares at March 31 and
  June 30; outstanding 14,976,427 and
  14,904,653 shares at March 31 and
  June 30, respectively                 13,701,845   13,701,845
 Treasury stock, at cost--139,246 and
  211,020 shares at March 31 and
  June 30, respectively                   (147,519)    (291,067)
 Retained earnings                       2,759,477    1,500,109
 Unrealized gain on marketable
  equity securities                            -         87,397
                                       ____________ _____________
  TOTAL SHAREHOLDERS' EQUITY            16,313,803   14,998,284
                                       ____________ _____________
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $28,879,299  $26,255,921
                                       ============ =============


*Condensed from audited consolidated financial statements.
  See notes to condensed consolidated financial statements.

                               AKORN, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                               (UNAUDITED)


                             Three Months ended           Nine Months ended
                                   March 31                     March 31
                            1996           1995           1996         1995
                        _____________  ____________   ___________  ___________

Net sales                $7,624,835    $7,502,580     $22,900,600  $24,427,958
Cost  of sales            5,299,188     4,791,289      14,877,026   14,484,222
                        _____________  ____________   ___________  ___________
  GROSS PROFIT            2,325,647     2,711,291       8,023,574    9,943,736

Selling, general and
 administrative
  expenses                1,525,783     1,936,062       5,426,698    6,654,320
Research and development    225,794       211,254         689,383      561,618
                        _____________  ____________   ___________  ___________
                          1,751,577     2,147,316       6,116,081    7,215,938
                        _____________  ____________   ___________  ___________
  OPERATING INCOME          574,070       563,975       1,907,493    2,727,798


Interest expense           (121,847)          -          (306,511)       -
Interest and other
  income, net               112,028      (237,834)        393,827     (186,176)
                        _____________  ____________   ___________  ___________
                             (9,819)     (237,834)         87,316     (186,176)
  INCOME BEFORE
   INCOME TAXES             564,251       326,141       1,994,809    2,541,622


 Income taxes               208,774        97,842         738,290      922,206
                         _____________  ____________   ___________  ___________

   NET INCOME              $355,477      $228,299      $1,256,519   $1,619,416
                         =============  ============   ===========  ===========


Per Share:


   NET INCOME             $     .02      $    .01      $     .08     $     .10
                         ============  ============   ===========  ===========
  WEIGHTED AVERAGE
   SHARES OUTSTANDING    15,416,397     15,519,988     15,326,343   15,447,119
                         ============  ============   ===========  ===========

See notes to condensed consolidated financial statements.

                                             AKORN,  INC.

                         CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY

                                             (UNAUDITED)

                                             Common Stock                                      Unrealized Loss
                                         _______________________     Retained                   on Noncurrent
                                            Shares                   Earnings      Treasury       Marketable
                                         Outstanding     Amount      (Deficit)      Stock       Equity Securities    Total
                                        _____________ ____________ _____________  ___________  _________________  ____________
Nine Months Ended March 31, 1995:

Balances at July 1, 1994                  14,798,217  $13,701,845    $(822,806)    $(503,939)    $   (32,044)      $12,343,056
Net income for the nine months
 ended  March 31                                                     1,619,416                                       1,619,416
Additional unrealized loss on noncurrent
  marketable equity securities                                                                      (275,661)         (275,661)
Write-down of noncurrent
 marketable  equity securities to market
 value                                                                                               307,705           307,705
Exercise of stock options                     34,917                     8,824        69,834                            78,658
Shares issued from treasury in
 connection with the Company's
Employee Stock Purchase Plan                  52,083                    35,072       104,166                           139,238
                                        _____________ ____________ _____________  ___________  _________________  ____________
Balances at March 31, 1995                14,885,217  $13,701,845     $840,506    $ (329,939)    $        -        $14,212,412
                                        ============= ============ =============  ===========  =================  ============

Nine Months Ended March 31, 1994:

Balances at July 1, 1993                  12,781,317  $10,701,845  $(3,561,768)   $ (641,573)     $       -        $ 6,498,504
Net income for the nine months
 ended  March 31                                                     1,222,621                                       1,222,621
Exercise of stock options and
 warrants                                  2,010,000    3,000,000         (700)       20,000                         3,019,300
Shares issued from treasury in
 connection with the Company's
Employee Stock Purchase Plan                  43,509                    13,760        87,018                           100,778
                                        _____________ ____________ _____________  ___________  _________________  ____________
Balances at March 31, 1994                14,834,826  $13,701,845  $(2,326,087)   $ (534,555)     $       -       $ 10,841,203
                                        ============= ============ =============  ===========  =================  ============

See notes to condensed consolidated financial statements.

                                AKORN, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                 Nine months ended March 31,
                                                    1996           1995
                                                _____________ _____________
OPERATING ACTIVITIES
 Net income                                      $1,256,519     $1,619,416
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                    628,489        731,077
   Gain on sale of investments                      (79,859)           -
   Realized loss on noncurrent marketable
    equity securities                                   -          307,705
   Changes in operating assets and liabilities   (1,620,247)    (3,284,838)
                                                _____________ _____________
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               184,902       (626,640)

INVESTING ACTIVITIES
 Purchases of property, plant and equipment      (1,117,895)    (4,047,143)
 Net maturities of investments                      668,965        322,791
 Product licensing costs                            (17,867)      (376,729)
                                                _____________ _____________
NET CASH USED IN INVESTING ACTIVITIES              (466,797)    (4,101,081)

FINANCING ACTIVITIES
 Repayment of long-term debt                       (288,727)      (905,341)
 Proceeds from sale of stock                        146,397        217,896
 Proceeds from issuance of long-term debt           400,000      3,900,000
 Reductions in capital lease obligations           (109,590)       (15,627)
 Short-term borrowings, net                         550,000        343,000
                                                _____________ _____________
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                              698,080      3,539,928

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               416,185     (1,187,793)

Cash and cash equivalents at beginning of period    767,286      1,914,735
                                                _____________ _____________

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                $1,183,471     $  726,942
                                                ============= =============
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:

Interest paid, net of amount capitalized         $  306,303     $       -
                                                ============= =============

Income taxes paid, net of refunds                $  706,874     $1,092,750
                                                ============= =============

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 1995, included in the Company's Annual Report on Form 10-KSB.

NOTE B - INCOME TAXES

The Company is currently in discussions with the Internal Revenue Service (IRS) regarding the examination of tax returns for years 1988 through 1993. The IRS has proposed adjustments to such returns which would result in additional taxes and interest due of approximately $1.5 million. Although the Company has agreed with approximately $550,000 of the proposed adjustments, (all of which was paid during the quarter ended March 31, 1996 and funded by short-term bank financing), the Company is currently appealing the remainder of the assessment. The Company does not currently anticipate that the ultimate resolution of this matter will have a material adverse effect on the financial statements.

NOTE C - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares outstanding. The computation of the weighted average number of shares outstanding for all periods presented includes the dilutive effect of stock options and warrants using the treasury stock method.

NOTE D - INVENTORY
The components of inventory are as follows:

                                    March 31,       June 30,
                                     1996            1995
                                  _____________ _____________
Finished goods                     $3,760,467     $3,742,411
Work in process                    1,618,783      1,042,922
Raw materials and supplies         2,013,140      1,194,374
                                  _____________ _____________
                                   $7,392,390     $5,979,707
                                  ============= =============

The inventories are reported net of reserves for unsaleable items of $493,441 and $344,443 as of March 31, 1996 and June 30, 1995,
respectively.

NOTE E - INVESTMENTS
At   March  31,  1995,  the  cost  of  the  Company's  noncurrent marketable equity securities exceeded the market value by $307,705. Given the significant decline in market value since June 30, 1994, and Management's assessment that a significant reversal was not imminent, the loss was determined to be permanent. Therefore, the unrealized loss previously charged to shareholders' equity was reversed, and the Company recorded a realized loss to recognize the decline in value. This loss is included in interest and other income (expense) for the quarter and nine months ended March 31, 1995.

At June 30, 1995, the market value of the Company's marketable equity securities exceeded the cost by $87,397; therefore, an unrealized gain was recorded as a component of shareholders' equity to reflect this increase in value. Subsequent to year end, the Company sold the investment and recorded a realized gain of $79,859 during the first quarter of fiscal 1996. This amount is included in interest and other income, net in the accompanying statement of income for the nine months ended March 31, 1996.

NOTE F - INTEREST CAPITALIZATION

Interest incurred during construction periods is capitalized as part of the cost of the expansion project. During the nine-month periods ended March 31, 1996 and 1995, the Company capitalized $34,682 and $179,499, respectively, in interest costs. During the quarter ended March 31, 1995, interest costs totaling $135,774 were capitalized. No interest costs were capitalized during the third quarter of fiscal 1996.

NOTE G - LITIGATION

The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that any liability the Company may have in these matters would not have a material effect on the consolidated financial statements.

NOTE H - PROPOSED ACQUISITION OF INJECTABLE DISTRIBUTION BUSINESS

On May 7, 1996, the Company signed a definitive agreement to acquire all of the outstanding common stock of Pasadena Research Laboratories, Inc. ("PRL") in exchange for 1.4 million shares of Akorn, Inc. Common Stock, in a transaction expected to be accounted for as a pooling-of-interests. The expected date for closing of this transaction is June 30, 1996. PRL is a distributor of niche injectable products. Akorn plans to utilize the PRL operations to distribute its own line of injectable products, while continuing the sale of PRL label products.

Following is selected unaudited financial information on a pro-forma basis, assuming the acquisition of PRL was consummated as of the date of the financial statements currently reported on:

                         Three Months Ended   Nine Months Ended
                            March 31,             March 31,
                         1996        1995      1996      1995
                       _________  _________  _________ _________
                       (In thousands, except per Share amounts)

Net sales               $ 8,815     $8,636    $25,764   $28,274
                       =========  =========  ========= =========
Net income              $   611     $  403    $ 1,470   $ 1,795
                       =========  =========  ========= =========
Earnings per share      $   .04     $  .02    $   .09   $   .11
                       =========  =========  ========= =========

NOTE I - CHANGE IN ACCOUNTING ESTIMATES

During  the  quarter ended March 31, 1996, the Company  increased its  estimate for unsaleable inventory by approximately  $300,000
($189,000 or one cent per share, net of tax). This change in estimate is reported as an increase in cost of goods sold.

Also, during the quarters ended March 31, 1995 and 1996, an evaluation by the Company resulted in a change in the estimated liability related to aged customer credits. This change resulted in a reduction of selling general and administrative expenses of approximately $330,000 ($231,000 or one cent per share, net of tax) for the quarter ended March 31, 1995. For the same period in 1996, the reduction to S,G&A expenses was $85,000 ($54,000 or less than one cent per share, net of tax).

In the quarter ended March 31, 1996, the Company decided to no longer pursue Abbreviated New Drug Applications (ANDAs) for several products which had been produced in previously-owned facilities, and for which estimated costs of transferring such ANDAs had been accrued. This decision was based on a reevaluation of the costs of developing such products as compared to their potential market, given the emergence of alternate suppliers, since the Company suspended their production. This change in estimate was also based on the Company's recent decision to enter into the injectable distribution marketplace and the need to free up R&D resources for the pursuit of injectable ANDAs. The total amount of the accrual reversed was approximately $316,000 ($199,000 or one cent per share, net of tax). This is included as a reduction in S,G&A expense.

NOTE J - DEFERRED ROYALTY

In March 1996, the Company received $1 million of prepaid royalties from Pfizer, representing the guaranteed amount of first year royalties under the licensing agreement with Pfizer. The Company will recognize this royalty on a straight-line basis over one year. One month of royalties, or $83,333 was recognized in the quarter ended March 31, 1996

                           AKORN, INC.

             MANAGEMENT'S  DISCUSSION AND ANALYSIS

        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Sales
The following table sets forth, for the periods indicated, net sales by segment (in thousands), excluding intersegment sales:

                         Three Months Ended    Nine Months Ended
                               March 31,             March 31,
                          1996       1995       1996       1995
                        __________ _________  _________ __________

Ophthalmic distribution  $ 5,161    $5,382     $16,282   $17,740
Contract manufacturing     2,464     2,121       6,619     6,688
                        __________ _________  _________ __________

Total net sales          $ 7,625    $7,503     $22,901  $ 24,428
                        ========== =========  ========= ==========

Net sales increased 2% in the quarter ended March 31, 1996, compared to the same period in 1995, with sales of $7.6 million versus $7.5 million. For the first nine months of fiscal 1996, sales of $22.9 million were 6% lower than the prior-year sales of $24.4 million. The decline in sales for the nine month period is primarily due to the absence of the Company's lead allergy product, AK-Con-A, since the second quarter of fiscal 1995.

For the quarter ended March 31, 1996, ophthalmic distribution sales declined 4% over the comparable period in 1995. For the nine month period ended March 31, 1996, net sales for this segment declined 8% as compared to the same period in the prior fiscal year. The decline for the quarter is primarily related to a weakness in sales of generic ophthalmic products in the retail sector. This was partially due to the effect of harsh weather, throughout the second and third fiscal quarters, resulting in higher than expected inventory levels at several wholesalers. The decline for the nine-month period was primarily related to the absence of AK-Con-A which accounted for approximately $2 million in sales for the prior year nine month period.

Ophthalmic distribution sales, exclusive of AK-Con-A sales, were $15.7 million, for the nine-month period ended March 31, 1995. Excluding AK-Con-A sales, ophthalmic distribution sales for the nine-month period ended March 31, 1996 were 3% greater than the same period in 1995. The low rate of growth for the nine-month period is partially due to the overstocking in wholesalers noted above.

As previously announced, AK-Con-A was converted to over-the-counter (OTC) from prescription status by the Food and Drug Administration (FDA). The Company recently obtained approval of its OTC version of AK-Con-A which has been licensed to Pfizer Inc.(Pfizer). In March 1996, the Company received $1 million of prepaid royalties from Pfizer for the first year under the agreement. The Company will recognize this royalty on a straight-line basis over one year. One month of prepaid royalty was recognized in the quarter ended March 31, 1996. The Company also recognized some manufacturing sales in this quarter.

The Company has recently received several Abbreviated New Drug Application approvals (ANDAs) for ophthalmic products at its Akorn Manufacturing, Inc. (AMI) facilities. These approvals are expected to add incremental revenues to the ophthalmic distribution segment commencing in the fourth quarter of fiscal 1996, as the Company plans to introduce "commodity generic" labels for these products. Some of these incremental sales, however, may be offset by continued increase in competition in the ophthalmic generic market.

For the quarter ended March 31, 1996, contract manufacturing sales increased 16% over the comparable period in 1995. For the nine-month period ended March 31, 1996, this segment's sales were relatively flat as compared to the same period in 1995. The increase in the third quarter was primarily related to the inclusion of contract sales to Pfizer and Jordan Pharmaceuticals under a previously announced contract agreement. Contract sales will continue to vary from quarter to quarter as a result of fluctuations in ordering patterns from contract customers which is common to this segment. In addition, declines in contract revenues have occurred due to a recent shift by several contract customers who, based on economic evaluation, have opted to transfer the manufacture of their injectable products in-house, or to discontinue the product line entirely.

As noted in previous Company disclosures, one of these customers is Akorn's largest contract customer, which accounted for 10% and 13% of consolidated net sales for the quarter and nine-month periods ended March 31, 1996, respectively. This customer has transferred a portion of its contract business to its own facilities and has decided to discontinue the remaining products currently being manufactured by AMI.

The transferred and discontinued products accounted for approximately $1.4 million and $2.9 million in sales, respectively, for AMI in fiscal 1995. The Company is in late stage negotiations to acquire the discontinued products. In the meantime, this customer has agreed to continue to order these products and keep them in the marketplace. The acquisition of these products would help to continue the current plant throughput, while obtaining some incremental distribution profits.

In October, 1995, the Company signed a contract manufacturing agreement with Jordan Pharmaceuticals, Inc. (Jordan) to develop and manufacture three new generic injectable pharmaceutical products. In addition, the agreement secured the long-term manufacture of three generic injectables currently produced by AMI for Jordan. The three new products are exempt from FDA approval under "grandfather" rules, and, as such, the first of the three new products should be in commercial production during the fourth quarter of fiscal 1996. The combined contractual payments in the first year of the contract, including fees for product development, are expected to approximate $2 million. Previously, Jordan represented approximately $900,000 of the Company's contract business. This additional throughput will help offset declines from other contract customers noted above.

The Jordan agreement allows for Akorn to use information supporting the development of the products to pursue recently announced strategies in the injectable marketplace. The agreement further provides that best efforts will be used by both parties to add two new products each year to the agreement, under the same terms and conditions.

On May 7, 1996 the Company signed a definitive agreement to acquire Pasadena Research Labs, Inc. (PRL), a specialized distributor of injectables, based in southern California. Under the proposed transaction, Akorn will issue 1.4 million shares of its common stock, in exchange for all of the outstanding shares of PRL, in a pooling-of-interests transaction. It is anticipated that the transaction will be closed in June 1996. The acquisition of PRL would form the cornerstone of Akorn's strategy to expand its presence in the injectable market. This, together with Akorn's current injectable contract manufacturing operations, will create a $13 - $14 million injectable division presently.

Commensurate with the signing of the definitive agreement, the Company has reorganized its operations into two distinct divisions, the Ophthalmic Division and the Injectable Division. It is anticipated that in future filings, separate segment reporting will be made for these two divisions.

Gross Profit
Consolidated gross profit declined 14% to $2.3 million in the quarter ended March 31, 1996 compared to $2.7 million for the same period of the previous year. For the first nine months of fiscal 1996, gross profit of $8.0 million was 19% lower than the comparable fiscal 1995 amount of $9.9 million.

During the quarter ended March 31, 1996, the Company increased its estimate for unsaleable inventory by approximately $300,000. This change in estimate is reported as an increase in cost of goods sold. Excluding this change in estimate, gross profit for the quarter and nine-month period ended March 31, 1996 was approximatley $2.6 million and $8.3 million, respectively. Exclusive of the change in estimate, gross profit declined 3% (150 basis points) and 16% (430 basis points), respectively for the quarter and nine-month periods ended March 31, 1996 as compared to the same periods in 1995.

The loss of AK-Con-A sales, (Akorn's highest margin product at 75%), and higher product costs imposed by some suppliers, were the primary reasons for the decline in gross profit and margins for the nine months ended March 31, 1996. In addition, continued increases in competition, resulting in price suppression in the ophthalmic generic market effected gross profit and margins in the current quarter and nine month periods. For the quarter ended March 31, 1996, the Company's gross margin was also impacted by a higher percentage of wholesaler chargebacks to gross sales. Gross margins are expected to remain relatively stable for the remainder of fiscal 1996 as the royalties from Pfizer are expected to offset any negative impact of price competition.

Selling, General and Administrative Expenses
Selling, general and administrative (S,G&A) expenses declined 21% during the quarter ended March 31, 1996, as compared to the same period in 1995. For the first nine months of fiscal 1996, S,G&A expenses were 18% lower than the comparable period in fiscal 1995.

During the quarters ended March 31, 1996 and 1995, the Company, based on evaluations made by management, changed the estimated liability related to aged customer credits. This resulted in a reduction in S,G&A expenses of approximately $85,000 and $330,000 for the respective periods. Also, in the quarter ended March 31, 1996, the Company decided to no longer pursue Abbreviated New Drug Applications (ANDAs) for several products which had been produced in previously-owned facilities, and for which estimated costs of transferring such ANDAs had been accrued. This decision was based on the cost of the ANDAs versus the future incremental profit to be derived from the sales of these products, given the emergence of alternate suppliers, since the Company suspended production.

This change in estimate was also based on the Company's recent decision to enter into the injectable distribution marketplace and the need to free up R&D resources for the pursuit of injectable ANDAs. The total amount of the accrual reversed was approximately $316,000 and is included as a reduction in S,G&A expense.

Without these changes in estimate, the Company would have realized S,G&A expenses of $1.9 million and $2.3 million for the quarters ended March 31, 1996 and 1995, respectively, a 15% decline. For the nine months ended March 31, 1996 and 1995,
S,G&A, exclusive of these adjustments would have been $5.8 million and $7.0 million, respectively, representing a 17% decline. The reduction in S,G&A expenses is partly due to lower sales and partly due to the plan, implemented in the quarter ended March 31, 1995, to reduce certain S,G&A expenses.

The percentage of S,G&A expenses to sales, excluding the effects of the changes in estimates, were 25% and 30% for the quarters ended March 31, 1996 and 1995, respectively. These percentages were 25% and 29% for the nine- month periods ended March 31, 1996 and 1995, respectively. The Company continues to monitor the required level of S,G&A expenses in relation to sales performance.

Research and Development
Research and development expenses increased 7% and 23%, respectively for the quarter and nine months ended March 31, 1996, as compared to the same periods in 1995. This increase reflects the change in the mix of products under development to a lower concentration of products for which costs have been previously accrued.

The Company also continues its development of a non-steroidal anti-inflammatory drug for ophthalmic use licensed from Pfizer. It is anticipated that the majority of these development costs, which are expected to be funded substantially by monies obtained from Pfizer, will be incurred over the next 12 to 15 months.

With the acquisition of PRL, the Company expects to increase its mix of injectable ANDA filings. PRL has several filings underway through joint venture arrangements. It is anticipated that these arrangements would continue and that the Company would also continue to develop other injectable ANDAs for manufacture at its Decatur facilities. Due to the factors noted above, it is anticipated that the Company's R&D expenditures will increase over the next twelve months. However, the level of R&D will continue to be monitored in light of operating performance.

Interest and Other Income/Expense
Interest costs incurred during the entire prior fiscal year and through July 1995 were capitalized as part of the cost of construction related to the Company's expansion project at AMI. The expansion is now complete and the first production of product from the new clean room began in the current quarter. In addition, the Company has under construction, additions related to the expansion of its R&D facilities and the installation of a hot loop for its water for injection. The R&D additions are substantially complete and the hot loop project should be completed over the next two quarters. A portion of interest expense associated with this project is expected to be capitalized during the construction period.

March 31, 1996 are $90,000 and $240,000, respectively, in fees associated with the international licensing of certain technologies in two separate agreements. Under the agreements, Akorn will provide product information to be used in obtaining approvals for these products for manufacture and distribution internationally. In addition, Akorn will manufacture the product for international distribution for a period of time and will receive a royalty stream on international sales of the product. The Company is in discussions with other companies regarding similar arrangements in other international markets.

Also included in interest and other income (expense) for the nine month period ended March 31, 1996 is a gain of $80,000 recognized on the sale of the Company's only equity investment. The prior year quarter and nine month periods include a $308,000 loss related to an other than temporary decline in the fair market value of this equity investment.

Income Taxes
The effective tax rates for the quarter ended March 31, 1996 and 1995 was 37% and 30%, respectively. For the nine month periods ended March 31, 1996 and 1995, the effective rate was 37% and 36%, respectively. The decline in the effective rate for the quarter ended March 31, 1995 as compared to the current year rate, reflects changes associated with lower anticipated income levels for fiscal year 1995 and minor adjustments related to filed tax returns.

The Company has been in discussions with the Internal Revenue Service (IRS) regarding the examination of tax returns for the periods of 1988 through 1993. The IRS has proposed adjustments to such returns, some of which the Company has agreed to and some which the Company will appeal. The agreed issues were paid in full in the quarter ended March 31, 1996. Short-term bank debt totaling $550,000 was used to pay these agreed items. The
Company does not currently anticipate that the ultimate resolution of the unagreed matters will have a material adverse effect on the financial statements.

Net Income
As a result of the factors noted above, net income for the quarter ended March 31, 1996 increased to $355,000 or two cents per share compared to the prior year amount of $228,000 or one cent per share. Net income for the first nine months of fiscal
1996 declined to $1.3 million or eight cents per share versus $1.6 million or ten cents per share in the comparable 1995 period. Weighted average shares used in the calculation of per share amounts were relatively unchanged from year to year.

Financial Condition and Liquidity
The net cash provided by operating activities for the nine months ended March 31, 1996 was $185,000 compared to net cash used of $627,000 for the corresponding period in 1995. While the Company remains profitable, significant investments in inventory, primarily for raw materials and components associated with new ophthalmic products and research and development efforts have been made. In addition, several contract customers have recently required AMI to inventory some components which were previously supplied by these customers. Prior to the introduction of ophthalmics, raw material and component inventories were relatively insignificant, as such inventories were generally supplied by contract customers. All ophthalmic manufacturing, however, requires AMI to inventory the raw materials and components, thus resulting in the noted increases. Further increases in raw material and component inventory will be based on future product approvals.

In 1996, the Company will continue to fund the payment of certain previously accrued research and development activities, including the site transfer of ANDAs and development of the NSAID discussed previously. Management believes that existing cash, cash flows from operations, and available working capital lines of credit are sufficient to handle these short-term needs.

In addition to these short-term needs, the Company may be required to pay additional interest and taxes in connection with the examination by the IRS of tax returns for the periods of 1988 through 1993. The proposed adjustments by the IRS would result in additional interest and taxes currently due of approximately $1.5 million. To date, the Company and the IRS have agreed upon issues resulting in approximately $600,000 of current net taxes and interest due. Payment of the agreed upon items was made in the current quarter and has been financed with short-term bank debt. Payment of the remaining unsettled issues, if any, would be based on the timing of the appeals process and the success of the Company in arguing its position with the IRS. The Company does not currently anticipate any adverse financial statement effect from this proposed assessment.

The Company invested $1.1 million in new property, plant and equipment during the nine-month period ended March 31, 1996, compared to $4.0 million in the prior year comparable period. The current year additions were primarily related to expansion of the Company's R&D facilities and the hot loop noted above, while the prior year additions were associated with the expansion of the Company's manufacturing facilities, including the addition of a high-speed ophthalmic line.

The Company has the following availability under existing bank financing arrangements:


    - A $2.0 million Line of Credit for working capital purposes. This is expected to increase to $2.5 million in availability as a result of the PRL acquisition.

    - $1,250,000 remaining available under construction loan agreements and commitments.

The Company has plans for capital improvements of approximately $1.5 million to $2 million for the remainder of calendar 1996.
Such expenditures will be financed through internal cash flows and $1,250,000 remaining available under bank commitments. The timing of expenditures will be staged to ensure compliance with debt covenant requirements.

Financing activities provided $698,000 and $3.5 million in the nine-month periods ended March 31, 1996 and 1995, respectively. The increases in both periods is primarily related to draws on the various bank financing arrangements in support of the Company's capital projects and working capital needs.

In connection with the negotiations with its lead contract customer, discussed previously, the Company has a commitment from its commercial bank to lend up to $1.5 million for the product line acquisition should it occur.

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

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             (99.1) Press release issued by Akorn, Inc. on May 7, 1996
                    announcing its third quarter 1996 financial results and the acquisition of Pasadena Research Labs, Inc., incorporated by reference to Form 8-K dated May 9, 1996.

      (b)    Reports on Form 8-K

            None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          AKORN, INC.




                    /s/ Barry D. LeBlanc
                  ____________________________
                        Barry D. LeBlanc
                    Executive Vice President
                   (Duly Authorized Officer)




                    /s/ Eric M. Wingerter
                  _______________________________
                       Eric M. Wingerter
          Vice President - Finance and Administration
                 (Principal Financial Officer)





Date:   May 7, 1996