Form 10-K
period 1996-06-30
AKORN INC
filed 1996-09-30
CIK 3116

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

                   For the fiscal year ended June 30, 1996

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
                             ____________________

                       Commission File Number:  0-13976
                             ____________________

                               AKORN, INC.
         (Name of small business issuer as specified in its charter)

            LOUISIANA                                  72-0717400
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

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


Check  whether  the  Issuer  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No ____


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of September 23, 1996 was approximately $27,500,000.

The number of shares of the Issuer's common stock, no par value per share, outstanding as of September 23, 1996 was 16,573,915.

                                    PART I

Item 1.      Description of Business.

General Development of Business

   Akorn, Inc. (Akorn or the Company) manufactures, markets and distributes an extensive line of therapeutic, diagnostic and surgical pharmaceutical and over-the-counter ophthalmic products. In addition, through its wholly-owned subsidiary Taylor Pharmaceuticals, Inc. (Taylor), the Company manufactures and distributes injectable pharmaceutical products and provides sterile contract manufacturing services to several large and small pharmaceutical companies. Akorn, a Louisiana corporation founded in 1971, is headquartered in Abita Springs, Louisiana, a suburb of New Orleans.

   Prior to the fiscal year beginning July 1, 1989, the Company purchased its entire ophthalmic product line on a contract basis from several suppliers, who packaged and labeled the products under the Company's name. In September 1989, in order to more vertically integrate its operations, the Company acquired Walnut Pharmaceuticals, Inc. (Walnut), a manufacturing facility in Los Angeles, California that was capable of manufacturing sterile ophthalmic solutions, suspensions, and human injectable products, among other products. This facility operated until mid 1991, at which time the facility was closed due to current Good Manufacturing Practices (cGMP) concerns.

   In January 1992, the Company acquired Taylor of Decatur, Illinois. Akorn immediately began the process of transferring to Taylor the operations formerly conducted at the Los Angeles facility while maintaining the sterile contract manufacturing business conducted by Taylor. In May 1996, the Company acquired Pasadena Research Laboratories, Inc. (PRL), a developer and distributor of injectable products, and merged PRL into Taylor, thereby creating a fully-integrated injectable pharmaceutical company. The merger also expanded Taylor's current product pipeline.

   For information regarding sales, operating income and identifiable assets for each of the Company's segments, see Note Q to the financial statements included in Item 8 of this report.

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

Injectable Manufacturing and Distribution Business

   Taylor markets a line of over 55 niche injectable pharmaceutical products through the newly acquired operations of PRL. Founded in 1936, PRL had over 50 years of history in the generic small volume parenteral market. The niche injectable products sold are used in the treatment of a broad spectrum of indications, including rheumatoid arthritis and pain management.

Contract Manufacturing Business

   Taylor also manufactures sterile products, on a contract basis, for third parties. The majority of Taylor contracts are short-term in nature and operate on the basis of signed purchase orders. However, Taylor is in the process of developing longer-term contracts with minimum quantity requirements in order to strengthen the commitments from its contract customers. Because of the present nature of Taylor's contracts, its contract manufacturing is more volatile than the ophthalmic distribution and injectable distribution segments. Given that sales to contract customers are large in relation to the distribution segments, sharp reductions in contract manufacturing sales can occur should customers discontinue the contract for any reason.

Sales and Marketing

   While the Company's distributed ophthalmic and injectable product lines include some unique products, the majority are non-proprietary. As a result, the Company relies on its expertise in marketing, distribution, development, and low cost manufacturing in order to maintain and increase market share.

   The Company maintains an efficient three-pronged ophthalmic distribution sales effort. This effort includes 23 outside sales representatives who, together with two district managers, make personal calls on customers in the Northeast, Southeast, Midwest and West regions of the country. In addition, the Company maintains an in-house telemarketing and a customer service sales group of 25 persons who operate at the Company's facilities in Abita Springs. The Company also maintains a direct-mail marketing effort. Ophthalmic distribution customers consist primarily of ophthalmologists, optometrists, independent pharmacies, and full-service wholesalers whose customers include hospitals and other institutions.

   The Company's sales and marketing efforts in the injectable distribution business include seven telemarketing and customer service representatives and direct-mail activities. Injectable distribution customers consist primarily of hospitals and specialty physicians. In addition, the Company has established several strategic alliances to help distribute its injectable products to Group Purchasing Organizations (GPOs). The GPO market is expected to become a major component of sales to the injectable distribution segment as the Company aggressively expands its generic injectable product offering to include more high volume products. The Company also intends to build a key account sales force for the injectable segment over the next several years as new products are introduced.

   The Company's sales and marketing efforts in the contract manufacturing business have been limited to personal contact with major pharmaceutical companies and limited trade journal advertisements. Attendance at manufacturing trade shows and an aggressive marketing of the full-service capabilities of Taylor's contract operations will be implemented in fiscal 1997. The Company's contract customers include several large pharmaceutical companies. Throughout Taylor's history, it has performed contract manufacturing services for some of the largest pharmaceutical companies.

   The Company stresses its service, quality and cost as means to attract and keep customers.

Research and Development

   The acquisition of Taylor provided the Company with resources to begin its research and development program, which began in the last quarter of fiscal 1992 and has since expanded. As of June 30, 1996, the Company had 4 new ophthalmic ANDAs on file with the FDA for products which the Company has not previously manufactured. See "Government Regulation." These products, along with a recently approved ANDA product which the Company will market upon patent expiration of the innovator product, have a current aggregate brand market of approximately $180 million. In addition, by the third quarter of calendar 1996, the Company had seven products in various stages of development leading to ANDA submission. These injectable products have a current aggregate brand market of approximately $300 million. No assurance can be given as to whether the Company will develop marketable products based on these filings or as to the size of the market for any such products.

   The Company has targeted its research and development efforts over the next three years on 25 to 30 additional ophthalmic and injectable products, the patents on which have expired or will expire in the near future. Production and marketing of any products developed as a result of these efforts are expected to take several years.

   The Company also maintains an aggressive product licensing effort. This effort allows the Company to use its strength in marketing ophthalmic and injectable products. The Company also anticipates manufacturing many of the licensed products.

   At June 30, 1996, 19 full-time employees of the Company were involved in research and development and product licensing. The Company's research and development expenditures for 1996, 1995 and 1994 were $1.9 million, $1.7 million and $1.4 million, respectively.

   The Company expects its research and development expenditures to increase in fiscal 1997.

Employee Relations

   The Company has 282 full-time employees, of whom 75 are employed in the Abita Springs facility, 167 are employed in Decatur, Illinois, 15 are employed in San Clemente, CA, and 25 are in outside sales. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

Competition

   The manufacture and distribution of ophthalmic and injectable pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of the Company's competitors have substantially larger financial and other resources, including a larger volume of sales, more sales personnel and larger facilities than the Company.

   The competitors which are dominant in the ophthalmic distribution industry are Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Steris Pharmaceuticals, Inc. (Steris) and Bausch & Lomb, Inc. (B&L). The Company competes primarily on the basis of price and service. The Company's principal suppliers, Steris and B&L are in direct competition with the Company in several markets. Both generic and name brand companies compete in the injectable generic distribution industry and include Abbott Labs, Gensia, Marsam, Steris, Elkin Sin and American Regent.

   The manufacturing of sterile products must be performed under the most rigorous FDA-mandated Good Manufacturing Practices. Therefore the barriers to entry in the manufacturing of sterile products are very high. The number of independent contract manufacturers of sterile products continues to decline as a result of these barriers. Taylor's competitors in this area, generally, are larger companies with greater financial and other resources.

Product Supply

   Since the acquisition of Taylor in 1992, the Company has been steadily regaining control of the supply of its ophthalmic pharmaceutical products, which had been impacted by the closure of the Los Angeles facility in 1991. During the fiscal year ended June 30, 1996, approximately 30% of the Company's net ophthalmic distribution sales were accounted for by products manufactured at Taylor and approximately 70% by unaffiliated suppliers, the largest of which is Sight Pharmaceuticals, Inc. (a division of B&L). This company supplied products accounting for 13% of the Company's net ophthalmic distribution sales during fiscal 1996. No other supplier supplied products accounting for more than 10% of the Company's net ophthalmic distribution sales during fiscal 1996.

   The Company uses several suppliers for its injectable distribution business. Several of the leading products distributed by this segment are in the process of being transferred to Taylor's manufacturing facilities. The Company intends to produce the majority of its high volume injectable distribution products over the next several years.

Government Regulation

   All pharmaceutical manufacturers and distributors are subject to extensive regulation by the federal government, principally by the FDA and, to a lesser extent, by state governments. The federal Food, Drug and Cosmetic Act (the FDA Act), the Controlled Substance Act, and other federal statutes and regulations govern or influence the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising, and promotion of products by the Company and its subsidiaries. Included among the requirements of these statutes is that the manufacturer's methods conform to cGMPs provided for in FDA regulations. Pursuant to its powers under the FDA Act, the FDA inspects drug manufacturers and storage facilities to determine compliance with its Good Manufacturing Practice regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal of the government to approve new drug applications, and criminal prosecution. The FDA also has authority to revoke approval of drug products.

   Except in the case of drugs identified as category B in the FDA Act, FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application (NDA) with the FDA, which requires clinical studies demonstrating the safety and efficacy of the drug and compliance with additional regulatory requirements.

   Abbreviated procedures are available for obtaining FDA approval for those generic drugs which are equivalents of existing brand name drugs, such as certain drugs that had been manufactured at the Los Angeles facility and are expected to be manufactured by Taylor. In order to obtain approval of a new generic drug, the Company files an Abbreviated New Drug Application (ANDA) with the FDA. An ANDA is similar to a NDA, except that the FDA waives the requirement of conducting clinical studies of safety and efficacy. Instead, for drugs which contain the same ingredients as drugs already approved for use in the United States, the FDA ordinarily requires data showing that the generic drug formulation is equivalent to the brand name drug and that the product is stable in its formulation.

   Over the past several years, the FDA has increased its scrutiny of the operations of generic drug manufacturers like the Company and has increased the time required for its approval of ANDAs and NDAs submitted by such companies. In addition, the Office of Generic Drugs of the FDA, the division which monitors and approves ANDAs, has increased its scrutiny regarding concentrations of inactive ingredients for generic drugs as compared to the innovator drug. This change has resulted in an increase in the time spent on formulating ANDA products.

   In addition, the Company manufactures and distributes several controlled-drug substances. The distribution and handling of these products are regulated by the Drug Enforcement Agency (DEA). Strict compliance with DEA regulations is necessary to continue distribution of controlled drugs. Failure to comply with regulations can result in fines or seizure of product.

Item 1A.   Executive Officers of the Registrant

   The executive officers of the Company are listed below. Each officer serves as such at the pleasure of the Board of Directors.

John N. Kapoor, Ph.D. Dr. Kapoor, age 53, has served as Chief Executive
                      Officer of the Company since May 1996. He has also been a director and member of the Executive Committee of the Company since December 1991. From May 1995, he has served as Chairman of the Board of the Company. Dr. Kapoor had served as acting Chairman of the Board of Directors from April 1993 to May 1995; he served as Chairman of the Board of the Company from December 1991 to January 1993. Dr. Kapoor also served as Chairman of the Board and Chief Executive Officer of Option Care, Inc., a franchiser of home infusion therapy businesses, from August 1993 to April 1996. Since 1990, he has served as President of EJ Financial Enterprises, Inc., a privately held financial services and consulting company.

Floyd Benjamin        Mr. Benjamin, age 53, was elected   President  of Taylor
                      and  Executive Vice President of the Company on May  31,
                      1996, upon the  merger  of PRL and Taylor. Mr.  Benjamin
                      served as President of PRL  since  October 1994 and  as
                      a  consultant  to  PRL  since  becoming  a shareholder
                      in October 1993.  Prior to joining   PRL, Mr. Benjamin
                      served as  President and   Chief Executive  Officer of
                      Neocrin, a  biomedical venture  company, from February
                      1992 until October  1993.  Prior  to  then, Mr. Benjamin
                      served as Chief Operating Officer of Lyphomed,  Inc.,  a
                      manufacturer     and     distributor    of    injectable
                      pharmaceuticals.

Barry D. LeBlanc       Mr.  LeBlanc,  age  41,  was elected  President,  Chief
                      Executive Officer of the Company in December 1991. In May 1996, Mr. LeBlanc relinquished his position of CEO and became President of the Company's Ophthalmic Division and Executive Vice President of the Company. From August 1987 to December 1991, Mr. LeBlanc served as President and Chief Operating Officer of the Company. He also was a director and member of the Executive Committee of the Company since August 1987. Prior to 1987, Mr. LeBlanc was principally employed as a practicing certified public accountant and served as a financial consultant to the Company. Effective July 3, 1996, Mr. LeBlanc resigned all of his positions with the Company, including his postion as a director.

Harold O. Koch             Mr.  Koch,  age  47,  has  served  as  Senior  Vice
                      President since January 1995. From January 1993 to December 1994, he served as Vice President - Business Development. From July 1991 to December 1992, Mr. Koch coordinated the reorganization of the Company's manufacturing operations. From November 1988 to June 1991, he acted as an independent consultant in the area of biotechnology formulation, ophthalmic manufacturing processes and ophthalmic marketing. From May 1987 to October 1988, he served as Vice President - Product Development for the Cooper Company. Prior to this Mr. Koch served as Director of Product Development for Cooper Vision Ophthalmics.

Eric M. Wingerter         Mr. Wingerter, age 34, has  served as Vice President
                      - Finance and Administration since July 1993 and as Vice President - Finance from January 1993 through June 1993. Since September 1988, Mr. Wingerter has been the Company's Chief Financial Officer. From January 1984 to September 1988, he practiced as a certified public accountant in the audit department at Ernst & Young.

Item 2. Description of Property.

   The Company's ophthalmic executive offices, sales and distribution center are based in two adjacent buildings totalling approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana. These buildings are believed adequate for Akorn's present ophthalmic executive office, sales and warehousing and distribution activities. The land owned by the Company in Abita Springs can accommodate growth in Company executive and ophthalmic sales and distribution operations for the foreseeable future.

   Through Taylor, the Company owns a 76,000 square-foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, Taylor owns a 55,000 square-foot manufacturing facility, also in Decatur, Illinois. Through Taylor, the Company also leases 7,000 square feet of office and warehousing space in San Clemente, California for use in the injectable distribution segment, including sales, distribution and executive offices. This space, along with available space in Decatur, Illinois, is considered adequate to accomodate growth in the injectable distribution and contract manufacturing operations for the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 1996.

                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   The Company's Common Stock is traded on the Nasdaq National Market under the symbol AKRN. On September 15, 1996, the Company estimated that the number of holders of its Common Stock was approximately 3,000, including record holders and individual participants in security position listings.

   High and low prices for the last two years were:

                             1996                         1995
                 _____________________________________________________________
                                     Cash                            Cash
                 Market Price (1)   Dividends   Market  Price<F1>  Dividends
Dividends       Low         High    Declared    Low     High       Declared
                ______________________________________________________________
1st Quarter     $ 2.25   $ 2.81     $  -       $ 2.38   $ 3.19    $    -
2nd Quarter       2.06     3.13        -         2.94     4.00         -
3rd Quarter       2.44     3.19        -         2.88     3.63         -
4th Quarter       2.53     3.50        -         2.25     3.31         -

<F1> Per NASDAQ

   The Company's Board of Directors decided to suspend the payment of dividends in the first fiscal quarter of 1992. Any such future payments will be, in part, contingent upon the level of the Company's research and development efforts and expansion of operations. The Company's loan agreement includes restrictions on the payment of dividends. During fiscal 1996, dividends paid pertain to Subchapter S distributions made to former PRL shareholders for pre-acquisition earnings.

Item 6.  Selected Consolidated Financial Data.

  The following table sets forth selected consolidated financial information for Akorn, Inc. for the five years ended June 30, 1996.

                                                Years Ended June 30

                           1996<F1>       1995<F1>        1994<F1>        1993<F3>         1992<F4>
______________________________________________________________________________________________________
PER SHARE

Equity                    $   0.97        $   0.93        $   0.76       $    0.47       $    0.35
Net income (loss)         $   0.05        $   0.15        $   0.14       $    0.12       $   (0.51)
Price: High               $   3.50        $   4.00        $   3.88       $    3.13       $    4.13
          Low             $   2.06        $   2.25        $   1.88       $    1.50       $    1.25
P/E:   High                    58x             27x             28x             26x              NM
          Low                  34x             15x             13x             13x              NM

INCOME DATA (000)
Net sales                   33,925          37,505          31,266          23,612          20,914
Gross profit                11,953          15,177          13,218           9,699           7,942
Operating income (loss)      1,089           3,910           2,654           1,712          (7,237)
Interest expense              (441)            (25)           (181)           (288)           (305)
Pretax income (loss)           977           3,738           2,573           1,518          (7,370)
Income taxes (benefit)         189           1,232             158            (263)           (521)
Net income (loss)              788           2,506           2,415           1,781          (6,849)
Weighted average
  shares outstanding        16,788          16,799          16,711          14,799          13,522

BALANCE SHEET (000)

Current assets              17,251          15,474          15,044           9,209           9,989
Net fixed assets            11,524          11,060           6,346           5,325           5,174
Total assets                29,817          27,491          22,190          15,008          15,692
Current liabilities          9,601           7,016           7,106           3,764           7,559
Long-term obligations        3,915           4,890           2,380           4,328           3,396
Shareholders' equity        16,301          15,585          12,704           6,916           4,737

FUNDS FLOW DATA (000)

From operations                 10             712           2,212            (479)          (414)
Dividends paid<F2>            (583)              -               -              -               -
From investing                (873)         (4,943)         (3,745)          (531)           2,239
From financing                 979           3,112           2,313            (26)         (1,001)
Change in cash & equivalents   116          (1,119)            780         (1,036)             824

RATIO ANALYSIS

Gross margin                  35.2%          40.5%           42.3%            41.1%          38.0 %
Operating margin               3.2%          10.4%            8.5%             7.3%         (34.6)%
Pretax margin                  2.9%          10.0%            8.2%             6.4%         (35.2)%
Effective tax rate            19.3%          33.0%            6.1%           (17.3)%          NM
Net margin                     2.3%           6.7%            7.7%             7.5%         (32.7)%
Return on assets               2.8%          10.1%           13.0%            11.6%         (39.6)%
Return on equity               4.9%          17.7%           24.6%            30.6%         (89.0)%

All of the information shown in the table above has been restated to reflect the combined operations of Akorn and Pasadena Research Labs, Inc. (PRL). The information shown in the table for 1992 has been restated to reflect the combined operations of Akorn and Taylor Pharmaceuticals, Inc. (Taylor).

<F1>  For  information regarding the effects of unusual, infrequently  occurring  or year end  adjustments on reported results for fiscal 1994 through 1996, see Notes
      B, D and O to the financial statements included in Item 8 of this report.

<F2>  Dividends  paid  pertain  to  Subchapter  S  distributions  made  to former PRL shareholders for pre-acquisition earnings.

<F3>  Includes  the  reversal  of  the  provision  for  a  litigation judgment ($0.7
      million),  the  reduction  of  estimated  costs  of  reorganizing   manufacturing
      operations ($0.4 million), and income tax benefits ($0.3 million).

<F4>  Includes  charges  for  the  reorganization of manufacturing operations  ($5.3 million),  acquisition  costs of Taylor  ($1.3  million),  and  provision  for  a litigation judgment ($0.8 million).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying financial statements.

Results of Operations

Net Sales

  The Company's consolidated net sales declined 10% to $33.9 million in 1996 compared to the prior year. This follows a 20% increase in the prior year as compared with 1994. The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                 Years Ended June 30
                                                     (In millions)
                                       1996            1995            1994
                                    __________________________________________

Ophthalmic distribution              $    20.8       $   23.8        $   20.7
Injectable distribution                    4.2            4.6             2.9
Contract manufacturing                     8.9            9.1             7.7
                                    __________________________________________
Total net sales                      $    33.9       $   37.5        $   31.3
                                    ==========================================
  Ophthalmic distribution sales include a broad range of therapeutic, diagnostic, surgical and office-based products. Ophthalmic distribution sales declined 13% in 1996 as compared to 1995 and increased 15% in 1995 as compared to 1994. The decline in sales for 1996 is attributable primarily to two factors. These include the loss of sales for AK-Con-A, the Company's previously best-selling allergy product, and the discontinuance of certain discounting practices with wholesalers in the fourth quarter of 1996.

  As previously announced, AK-Con-A was converted to over-the-counter status by the FDA, which required the filing of a NDA. Sales of AK-Con-A were discontinued in October 1994, pending FDA approval of the NDA. The Company received approval of the OTC version of the product in January 1996. The OTC version is being marketed through a joint venture with Pfizer Inc (Pfizer). Royalties earned under this joint venture totalled $333,000 in fiscal 1996. Sales of AK-Con-A were approximately $2 million and $1.4 million, respectively, in 1995 and 1994.

  In the fourth quarter of 1996, the Company discontinued the practice employed by the ophthalmic division of giving discounts to wholesalers at the end of every quarter. The Company was willing to forego the additional sales in the quarter to try to maintain margins at an acceptable rate in the future. Because of the discontinuance of this practice, the Company estimates that sales for the quarter and fiscal year ended June 30, 1996 were negatively impacted by approximately $1 million.

  Excluding the effects of the loss of AK-Con-A and the discontinuance of the wholesaler discounting practice, sales for the ophthalmic segment were relatively flat. Continued erosion of generic pricing along with some product shortages have offset sales increases in other products during 1996. The Company continues to experience increases in its sales of surgical products which includes surgical instruments and surgical packs. The surgical products area will continue to be a major focus for the ophthalmic segment since margins are generally higher than for generic pharmaceuticals and sales are controlled more directly by physicians, a customer base which has been traditionally a strength for Akorn.

  In 1995, ophthalmic distribution sales were enhanced by sales of AK-Con-A, the introduction of several new surgical products, including new surgical instruments and surgical packs, and sales of the Company's generic therapeutic products.

  Injectable distribution sales (attributable to PRL, which was acquired by the Company on May 31, 1996 in a pooling of interests transaction) declined 9% in 1996 as compared to 1995 and increased 59% in 1995 as compared to 1994. The current year decline is primarily attributable to delays in new product introductions and additional competition on a few of the Company's injectable products. The sales increase in 1995 is primarily attributable to an expanded offering of certain grandfathered products, including this segment's lead product for the treatment of rheumatoid arthritis. In addition, in 1995, the Company established several marketing alliances which gave it an entree into the Group Purchasing Organization (GPO) market for injectables.

   Contract manufacturing sales were relatively flat in 1996 versus 1995 and increased 18% in 1995 as compared to 1994. Contract sales for 1995 were enhanced by a new contract from Janssen Pharmaceutica, Inc. (Janssen), which increased sales significantly beginning in the second half of fiscal 1994. Sales to Janssen accounted for 12% and 13% of consolidated net sales in 1996 and 1995, respectively. Janssen had recently notified the Company that it would be transferring the production of certain products during fiscal 1996 and 1997 to its own facilities in Puerto Rico. Such products accounted for $1.3 million and $1.4 million in contract manufacturing sales for 1996 and 1995, respectively.

  Effective July 1, 1996, Janssen agreed to transfer to the Company ownership of three injectable products in the analgesia/anesthesia area, two of which previously had been produced for Janssen by Taylor, but which Janssen had determined to discontinue. These products accounted for approximately $2.6 million and $2.9 million in sales for Taylor in 1996 and 1995, respectively. The acquisition of these products should help maintain plant volume and provide the injectable distribution segment with two highly recognized products.

Income and Expenses

  The following table sets forth the relationship to sales of various income statement items:

                                                    Years Ended June 30

                                        1996            1995            1994
                                    ___________________________________________
Net sales                               100.0%          100.0%          100.0%
Cost of goods sold                       64.8            59.5            57.8
                                    ___________________________________________
Gross margin                             35.2            40.5            42.2

Selling, general and administrative
  expenses                               26.4            27.7            30.8
Research and development                  3.6             2.4             2.9
Acquisition and severance costs           2.0              -               -
                                    ___________________________________________

Operating income                          3.2            10.4             8.5

Interest and other income
  (expense), net                          (.3)            (.4)            (.3)
                                    ___________________________________________

Income before income taxes                2.9            10.0             8.2

Income taxes                               .6             3.3              .5
                                    ___________________________________________
Net income                                2.3%            6.7%            7.7%
                                    ===========================================

Gross Margins

  The consolidated gross margin percentage declined by 5.3 percentage points from 40.5% in 1995 to 35.2% in 1996. The decline in gross margins is primarily due to continued price pressure in the ophthalmic generic pharmaceuticals area due to competition, as well as the loss of the the Company's high margin sales of AK-Con-A. In addition, lower plant throughput, primarily in the second half of fiscal 1996, resulted in margin declines for the contract manufacturing segment. Also, in the second half of fiscal 1996, the Company increased its estimate for unsaleable inventory by approximately $500,000. In the quarter ended June 30, 1996, the Company increased its estimate for wholesaler chargebacks by approximately $250,000. These changes in estimate are reported as a decrease in gross margin. Excluding these changes, the gross margin for 1996 was 37.4%, a 3.1 percentage point decline from 1995.

  The gross margin percentage declined 1.7 percentage points from 42.2% in 1994 to 40.5% in 1995. The decline in gross margin percentage in 1995 is primarily due to the effects of price increases from manufacturers (primarily in the second half of the fiscal year), which were not fully offset by price increases to customers. In addition, a shift in the mix of lower margin catalog products added to the decline in gross margin. The decline in gross margin was more prevalent in the second half of the fiscal year as a result of the loss of sales from AK-Con-A discussed earlier.

   The Company anticipates that gross margins will continue to be impacted by price erosion on generic pharmaceuticals. However, with anticipated growth in certain higher margin niche products, the Company's overall gross margins should remain relatively stable during 1997. As the injectable segment begins the marketing of more commodity generic products, overall Company margins are expected to decline beyond 1997.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses as a percentage of net sales declined 1.3 percentage points from 27.7% in 1995 to 26.4% in 1996. In the quarter ended March 31, 1996, the Company decided to no longer pursue ANDAs for several ophthalmic products which had been produced in previously-owned facilities. This decision was based on the cost of the ANDAs versus the future incremental profit to be derived from the sales of these products, given changed market conditions. This change in estimate was also based on the Company's recent decision to enter into the injectable distribution marketplace and the need to redeploy R&D resources for the pursuit of injectable ANDAs. The total amount of the accrual reversed was approximately $316,000 and is included as a reduction in S,G&A expenses. During the quarter ended March 31, 1995, the Company, based on evaluations made by management, changed the estimated liability related to aged customer credits. This resulted in a reduction in S,G&A expenses of approximately $330,000.

  The decline in S,G&A expenses as a percentage of net sales, in spite of the decrease in sales from 1995 to 1996, is primarily due to the decision to eliminate approximately $1 million to $1.5 million of S,G&A expenses and other manufacturing operating expenses in response to a slowing in sales growth during the third quarter of fiscal 1995.

  Selling, general and administrative expenses as a percentage of net sales declined 3.1 percentage points from 30.8% in 1994 to 27.7% in 1995 primarily due to the Company's operating leverage and the increase in net sales from 1994 to 1995.

Research and Development

  Research and development expense increased 36% in 1996 as compared to 1995. This increase was primarily attributable to the increase in R&D associated with the recently acquired operations of PRL. Prior to fiscal 1996, PRL had very little R&D expense. Research and development expense was relatively flat in 1995 as compared to 1994. In 1995, the Company maintained a stable mix of new ophthalmic ANDAs and site-transfers from its previous manufacturing facility in Los Angeles.

    Throughout 1995 and the first half of 1996, the Company incurred R&D costs associated with its NDA for the over-the-counter version of AK-Con-A in connection with the licensing arrangement with Pfizer. This NDA was approved in January 1996. Costs associated with this NDA have been capitalized in connection with the long-term contract for manufacturing and royalty rights. The Company also continued its work on an NDA for the ophthalmic non-steroidal anti-inflammatory drug Piroxicam licensed from Pfizer. The first $1 million of costs associated with this NDA are offset by funds obtained from Pfizer. Total cash expenditures for all research and development activities were approximately $1.9 million, $1.7 million and $1.4 million in 1996, 1995 and 1994, respectively.

  With the acquisition of PRL, the Company expects to increase its mix of injectable grandfathered and ANDA products. PRL had several ANDA filings in process through joint venture arrangements. It is anticipated that these arrangements would continue and that the Company would also continue to develop other injectable products for manufacture by Taylor. Several of the products currently marketed and distributed by the injectable distribution segment do not require FDA approval and production of such products will be transferred to the Taylor facilities as soon as practicable. In addition to injectable and ophthalmic ANDAs, the Company will continue its work on the ophthalmic NDA for Piroxicam.

  The remaining number of products in the R&D pipeline which are being transferred from the Company's previous manufacturing site in Los Angeles is minimal at June 30, 1996. The costs associated with these products had been previously accrued. Accordingly, as the mix of transfer products declines, R&D expense will increase, given a level amount of R&D expenditures. Due to the factors noted above, it is anticipated that the Company's R&D expenditures will increase in 1997. However, the level of R&D will continue to be monitored in light of operating performance.

Acquisition and Severance Costs

  In connection with the merger of PRL and Taylor, the Company recorded certain charges in the fourth quarter of fiscal 1996 for transaction costs ($110,000) and transitional costs ($568,000) associated with the realignment of the Company into two separate reporting divisions. The transaction costs include legal, accounting and other directly related acquisition costs. Transitional costs consist primarily of provisions for severance related costs.

Operating Income

  Operating income in 1996 of $1.1 million or 3.2% of sales was 72% lower than 1995 operating income of $3.9 million. The decline in operating income for 1996 is attributable to several factors noted above. These include acquisition and severance costs, the loss of high-margin sales of AK-Con-A, the Company's decision to discontinue wholesaler discounting practices in the fourth quarter, and the changes in estimate noted above. In addition, the overall reduction in gross margins for the Company, primarily associated with increased price sensitivity for ophthalmic generic pharmaceuticals, reduced operating margins.

   Operating income in 1995 was $3.9 million or 10.4% of sales compared to the 1994 amount of $2.7 million or 8.5% of sales. The increase in 1995 operating income was primarily the result of increased sales and operating leverage, coupled with stable research and development expenses. The sales increase was somewhat offset by the decline in gross margin resulting from cost increases of products distributed but not manufactured and continued price sensitivity in the generic ophthalmic pharmaceutical market.

Interest and Other Income (Expense)

  Net interest and other expense declined $60,000 from 1995 to 1996. During these periods, interest income remained relatively constant. Interest expense increased significantly in 1996 to $441,000 as compared to $25,000 in 1995. Most interest expense in 1995 was capitalized in connection with construction at Taylor's facilities in Decatur, Illinois. The increase in interest expense in 1996 was offset by a gain on the sale of marketable equity securities of $80,000. In 1995, a $308,000 decline in market value of an equity investment was determined to be other than temporary. This determination was based on the significant deterioration in the value of the investment and the evaluation that a price recovery was not imminent.

  From 1994 to 1995, net interest and other expense increased $91,000. During these periods, interest income remained relatively constant. Interest expense declined in 1995 from $181,000 to $25,000. As noted above, the majority of interest expense in 1995 was capitalized. The loss of $308,000 related to the decline in market value of an equity investment more than offset the decline in interest expense.

  The Company anticipates that interest expense will increase significantly in 1997 as a result of the new long-term debt associated with the Janssen product acquisition and 1997 anticipated capital improvements. A portion of this interest is expected to be capitalized during 1997 during validation and construction periods.

Income Taxes

  The Company's consolidated effective income tax rate was 19.3%, 33.0% and 6.1% for 1996, 1995 and 1994, respectively. The effective rate for 1996 varies from the statutory rates primarily due to the inclusion of net income for PRL prior to the acquisition date as a result of the pooling of interests. PRL was a Subchapter S corporation and therefore was not subject to corporate income taxes. The effects of pre-acquisition earnings or loss of PRL did not have a material effect on the 1995 or 1994 effective rate since such income or loss was immaterial to consolidated pretax income.

  The effective rate for 1994 varies from the statutory rates primarily due to the effects of adoption of Statement of Financial Accounting Standards Board
(SFAS) No. 109, "Accounting for Income Taxes," effective July 1, 1993. Under SFAS 109, the Company was able to recognize estimated future tax benefits attributable to expenses recorded for book purposes but not currently deductible for tax purposes. In July 1993, the Company recorded a net deferred tax asset in the amount of $896,000 along with a 100% valuation reserve to reflect the uncertainties surrounding the ultimate realization of the benefits. In the fourth quarter of fiscal 1994, the Company decided to reverse the entire remaining balance of the valuation reserve since uncertainties regarding the ultimate realization of the benefits were reduced to a relatively low level. This resulted in the recording of a $384,000 ($.03 cents per share) benefit in the fourth quarter.

  The Company has been in discussions with the Internal Revenue Service (IRS) regarding the examination of tax returns for the periods of 1988 through 1993. The IRS has proposed adjustments to such returns, some of which the Company has agreed to and some which the Company has appealed. These adjustments primarily relate to the timing of deductions taken for tax purposes in connection with the reorganization of its manufacturing operations in 1991 and 1992. The agreed upon adjustments, which resulted in additional interest and taxes of approximately $700,000, was paid in fiscal 1996 through a bank line of credit. The Company had previously accrued the financial statement effects of these agreed upon adjustments; accordingly, no material financial statement impact of these adjustments was recorded in 1995 or 1996. With respect to the appealed items, the Company does not anticipate any adverse financial statement effect as accruals for these assessments have been previously recorded.

Net Income

  Net income declined $1.7 million or $.10 cents per share from $2.5 million or $.15 cents per share in 1995. The decline in sales along with certain unusual, infrequently occurring adjustments noted previously, including acquisition and severance costs, and certain other changes in accounting estimates, are the primary reasons for the decline in net income.

  Net income increased $100,000 or $.01 cent per share from $2.4 million or $.14 cents per share in 1994 to $2.5 million or $.15 cents per share in 1995. This marginal increase, in spite of the significant increase in operating income in 1995, is due to the lower effective tax rate incurred in 1994 as a result of the adoption of SFAS 109 and full realization of the benefit of deferred tax assets.

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

  The Company traditionally has generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $10,000 in 1996 compared to $712,000 in 1995 and $2.2 million in 1994.
The decline in cash provided from operating activities in 1996 and 1995 is primarily related to the increase in inventory associated with new product additions and a continual increase in the amount of products produced in-house which require Akorn to inventory related raw materials and components. Also in 1996, the majority of new contract manufacturing business requires that the Company inventory raw materials and components. In 1995, cash provided from operations was also negatively impacted by a decrease in the average days outstanding for payables. This decline was due to more timely payments to vendors by the Company resulting from the availability of working capital credit lines.

  In 1997, the Company will continue to fund the payment of certain previously accrued research and development activities including the site transfer of ANDAs from the Company's Los Angeles facility and the development of the NDA for Piroxicam discussed previously. Management believes that cash flows from operations, funds received from Pfizer and the available working capital line of credit are sufficient to handle these short-term needs.

  In addition to these short-term needs, the Company may be required to make payments of additional interest and taxes in connection with the ongoing appeal resulting from the examination by the IRS of tax returns for the periods of 1988 through 1993. If unsuccessful in its appeal, the Company could be liable for additional interest and taxes currently due of approximately $700,000. The tax portion of the appeal items would be offset by deferred tax assets; the interest portion of the appeal items is sufficiently reserved for in the financial statements. The Company continues to challenge the findings of the IRS through the appeals process. Payment of the remaining unsettled issues will be based on the timing of the appeals process and the success of the Company in arguing its position.

  Net cash utilized for investing activities in 1996 of $873,000 includes $1.4 million of property, plant and equipment additions associated with the expansion of the Company's Decatur facilities. These additions were partially funded by net sales of investments of $659,000. In addition, 1996 net cash utilized for investing activities includes approximately $200,000 related to product licensing costs. The Company has plans for capital improvements of $1.5 million to $2 million in 1997. These improvements are for both requirements to meet current FDA and DEA regulations as well as upgrades to the Company's managment information systems. These improvements are expected to be financed through bank financing, of which approximately $1.2 million is currently available under previously approved construction lines of credit.

  On July 1, 1996, the Company acquired certain high-speed inspection equipment and the rights to two injectable products in the anesthesia/analgesia area from Janssen. The total acquisition cost includes $1.6 million, which was funded primarily through a $1.5 million bank credit facility. In addition, the Company is required to provide other products to Janssen, at no cost, estimated not to exceed $100,000, should certain contingent events occur.

  Net cash provided by financing activities of approximately $1.0 million in 1996 primarily consists of the net increase in short-term borrowings. Increases in long-term debt were offset by 1996 debt service requirements. Also, in 1996, proceeds from the exercise of options provided $599,000 in cash, while dividends (representing pre-merger Subchapter S earnings) totalling $583,000 were paid to the former shareholders of PRL.

  On September 30, 1994, the Company entered into a $6.3 million credit facility with First National Bank of Commerce in New Orleans (FNBC). This facility was amended in May 1996 which increased the total facility to include the following:

- - $1.3 million Term loan for the payout of existing debt and reimbursement for the early payout of a capital lease on the Taylor manufacturing facility.

- - $2.6 million Term construction loan to finance expansion of the Taylor facilities.

- - $2.5 million Line of Credit for working capital purposes.

- - $1.5 million financing of Janssen product line.

- - $1.6 million Revolver/Term construction financing to finance 1996 and 1997 capital requirements.

- - $600,000 short-term financing of IRS agreed issues.

  The entire Term loans have been drawn as of June 30, 1996 and, as of this date, $400,000 has been drawn on the Revolver/Term construction loan and $550,000 on the IRS loan. As of June 30, 1996, $227,000 was outstanding under the Line of Credit. In addition, as of June 30, 1996, $517,000 was outstanding under a Line of Credit with PRL's former bank. Any amounts outstanding under this line were transferred to the FNBC Line of Credit facility subsequent to year end.

Selected Quarterly Data

In Thousands, Except Per Share Amounts

                                                      Net Income(Loss)
                                 Net        Gross                       Per
                                Sales       Profit        Amount       Share
                              ________________________________________________
1996
  1st Quarter                 $  8,739      $ 3,305      $    499     $  0.03
  2nd Quarter                    8,210        3,172           296        0.02
  3rd Quarter                    8,817        3,066           550        0.03
  4th Quarter                    8,159        2,410         (557)       (0.03)
                              ________________________________________________
                              $ 33,925      $ 11,953     $    788     $  0.05
                              ================================================
1995
  1st Quarter                 $  9,929      $ 4,174      $  1,043     $  0.06
  2nd Quarter                    9,707        4,169           364        0.02
  3rd Quarter                    8,637        3,225           404        0.02
  4th Quarter                    9,232        3,609           695        0.04
                              ________________________________________________

                              $ 37,505      $ 15,177     $  2,506     $  0.15
                              ================================================

  All of the information shown in the table above has been restated to reflect the combined operations of Akorn and PRL. For information regarding unusual, infrequently occurring or year end adjustments, see notes B, D and O to the financial statements included in Item 8 of this report.

Item 8.       Financial Statements and Supplementary Data.

The following financial statements are included in Part II, Item 7 of this Form 10-K.

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Balance Sheets as of June 30, 1996 and 1995 . . . . . . . . . . .

Consolidated Statements of Operations for the  years ended June 30, 1996, 1995 and 1994. . . . . . . . . . . . . .

Consolidated Statements of Shareholders' Equity  for  the years ended June 30,
1996, 1995 and 1994. . . . . . . .

Consolidated Statements of Cash Flows for the years ended  June 30, 1996, 1995 and 1994. . . . . . . . . . . . . .

Notes to Consolidated Financial Statements. . . . . . . . .  . . . . . . . . .

Report of Deloitte & Touche LLP

Independent Auditors

To the Board of Directors and Shareholders of

Akorn, Inc.

We  have audited the accompanying consolidated balance sheets of  Akorn,  Inc.

and subsidiaries  as  of  June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996.  These financial statements are the  responsibility of the Company's  management.  Our  responsibility  is  to express an opinion on these financial statements based on our audits.


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

June  30,  1996 and 1995, and the results of their operations and  their  cash flows for each  of  the  three  years  in  the  period  ended June 30, 1996 in conformity with generally accepted accounting principles.


As discussed in Note N to the consolidated financial statements,  the  Company changed its method of accounting for income taxes in 1994.  Also, as discussed in  Note  D to the consolidated financial statements, the Company changed  its method of accounting  for certain investments in debt and equity securities in

1995.

New Orleans, Louisiana

September 11, 1996

                                           AKORN, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                      (Dollars in Thousands)


                                                                      June 30
                                                           1996                   1995
                                                       ___________________________________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $      891             $     775
  Short-term investments                                       902                 1,569
  Trade accounts receivable
    (less allowances for uncollectibles of
    $339 and $291 in 1996 and 1995,
    respectively)                                            4,916                 5,464
  Inventory                                                  8,860                 6,476
  Deferred income taxes                                      1,157                   709
  Prepaid expenses and other assets                            525                   481
                                                      ____________________________________
    TOTAL CURRENT ASSETS                                    17,251                15,474

OTHER ASSETS
  Intangibles, net                                             848                   728
  Other                                                        194                   229
                                                      ____________________________________
    TOTAL OTHER ASSETS                                       1,042                   957

PROPERTY, PLANT AND EQUIPMENT, NET                          11,524                11,060
                                                      ____________________________________
    TOTAL ASSETS                                        $   29,817             $  27,491
                                                      ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                                 $    1,294             $     288
  Current installments of long-term debt                       707                   513
  Current portion of capital lease obligations                 151                   149
  Current portion of pre-funded development costs              650                   667
  Trade accounts payable                                     2,680                 1,878
  Income taxes payable                                         626                   782
  Accrued compensation                                       1,106                   905
  Accrued reorganization costs                                 306                   727
  Deferred royalties                                           667                     -
  Accrued expenses and other liabilities                     1,414                 1,107
                                                      ____________________________________
    TOTAL CURRENT LIABILITIES                                9,601                 7,016

LONG-TERM DEBT                                               3,117                 3,353
CAPITAL LEASE OBLIGATIONS                                      427                   580
PRE-FUNDED DEVELOPMENT COSTS                                   174                   304
DEFERRED INCOME TAXES                                          197                   327
OTHER LONG-TERM LIABILITIES                                      -                   326

SHAREHOLDERS' EQUITY
  Common stock, no par value--authorized 20,000,000
    shares; issued 16,600,927 shares in 1996 and 16,515,673
    shares in 1995; outstanding 16,573,915 shares in
   1996 and 16,304,653 shares in 1995                       14,174                13,959
  Treasury stock, at cost--27,012 shares in
    1996 and 211,020 shares in 1995                           (92)                 (291)
  Retained earnings                                          2,219                 1,830
  Unrealized gain on marketable equity securities                -                    87
                                                      ____________________________________
    TOTAL SHAREHOLDERS' EQUITY                              16,301                15,585

    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                             $   29,817             $  27,491
                                                      ====================================

See notes to consolidated financial statements.

                                           AKORN, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                              (In Thousands, Except per Share Data)


                                                          Years Ended June 30

                                           1996                  1995                  1994
                                     __________________________________________________________
Net sales                             $    33,925           $   37,505             $   31,266
Cost of goods sold                         21,972               22,328                 18,048
                                     __________________________________________________________
   GROSS PROFIT                            11,953               15,177                 13,218

Selling, general and
  administrative expenses                   8,974               10,376                  9,643
Research and development                    1,213                  891                    921
Acquisition and severance costs               677                    -                      -
                                     __________________________________________________________
                                           10,864               11,267                 10,564
                                     __________________________________________________________
   OPERATING INCOME                         1,089                3,910                  2,654

Interest and other income (expense):
   Interest income                            113                  106                     84
   Interest expense                         (441)                  (25)                  (181)
   Gain (loss) on marketable equity securities 80                 (308)                     -
   Other income, net                          136                   55                     16
                                     __________________________________________________________
                                             (112)                (172)                   (81)
                                     __________________________________________________________
   INCOME BEFORE INCOME TAXES                 977                3,738                  2,573

Income taxes                                  189                1,232                    158
                                     __________________________________________________________
   NET INCOME                         $       788          $     2,506            $     2,415
                                     ==========================================================
   NET INCOME PER SHARE               $       .05          $       .15            $       .14
                                     ==========================================================
Weighted average shares outstanding        16,788               16,799                 16,711
                                     ==========================================================
See notes to consolidated financial statements.


                                                  AKORN, INC.

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             (In Thousands)

                                              Common Stock                                     Unrealized
                                        ________________________    Retained                  Gain (Loss)
                                           Share                    Earnings    Treasury      on Marketable
                                        Outstanding     Amount      (Deficit)     Stock     Equity Securities  Total
                                        ________________________________________________________________________________
Balances at July 1, 1993                 13,715       $   10,709     $ (3,152)     $   (641)     $     -     $   6,916

Net income for 1994                                                     2,415                                    2,415
Exercise of stock options and warrants    2,010            3,000           (1)           20                      3,019
Issuance of common stock                    467              250                                                   250
Cancellation of shares due to resolution
  of manufacturing pre-acquisition
  contingencies                             (52)                                                                     -
Unrealized loss on marketable equity
  securities                                                                                         (32)          (32)
Treasury stock reissued                      58                            19           118                        137
                                        ________________________________________________________________________________


Balances at June 30, 1994                16,198           13,959         (719)         (503)         (32)      12,705

Net income for 1995                                                     2,506                                   2,506
Exercise of stock options                    35                             8            70                        78
Unrealized loss on marketable equity
  securities                                                                                        (276)        (276)
Reversal of unrealized loss on marketable
  equity  securities                                                                                  308         308
Unrealized gain on marketable
  equity securities                                                                                    87          87
Treasury stock reissued                      72                            35          142                        177
                                       _________________________________________________________________________________
Balances at June 30, 1995                16,305          13,959         1,830         (291)            87      15,585

Net income for 1996                                                       788                                     788
Exercise of stock options                   249             215           186          198                        599
Treasury stock received in lieu of cash    (36)                                       (123)                      (123)
Dividends paid to Subchapter S shareholders                              (583)                                   (583)
Reversal of unrealized gain on marketable
   equity securities                                                                                  (87)        (87)
Treasury stock reissued                      56                            (2)         124                        122
                                       _________________________________________________________________________________
Balances at June 30, 1996                16,574       $  14,174      $   2,219       $ (92)        $    -    $ 16,301
                                       =================================================================================
See notes to consolidated financial statements.

                                               AKORN, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (Dollars in Thousands)

                                                                  Years Ended June 30

                                                     1996                 1995            1994
                                               ______________________________________________________
OPERATING ACTIVITIES
Net income                                     $       788              $   2,506        $    2,415
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
        Depreciation and amortization                  984                   980               763
        (Gain) loss on marketable equity securities    (80)                  308                -
        Provision for losses on accounts receivable
         and inventory                                 825                   160                68
        Deferred income taxes                         (578)                    2              (387)
        Other                                            -                    (1)               11
        Changes in operating assets and liabilities:
          Accounts receivable                          424                  (350)           (2,172)
          Inventory, prepaid expenses and other
           assets                                   (3,129)               (1,420)           (1,047)
          Refundable income taxes                        -                      -              288
          Trade accounts payable and accrued
           expenses                                  1,229                (1,514)            1,600
          Income taxes payable                       (155)                     70              673
          Pre-funded development costs               (298)                   (29)                -
                                             _________________________________________________________

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                           10                    712             2,212

INVESTING ACTIVITIES
Purchases of property, plant and equipment         (1,360)                (4,818)           (1,671)
Product licensing costs                              (172)                  (421)             (432)
Purchases of investments                           (1,173)                (2,023)           (2,625)
Sales of investments                                1,832                  2,319               983
                                             _________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                (873)                (4,943)           (3,745)

FINANCING ACTIVITIES
Proceeds from sale of stock                           599                    256             1,805
Repayments of long-term debt                         (442)                  (944)             (118)
Proceeds from issuance of long-term debt               400                  3,900               -
Pre-funded development receipts                        150                      -            1,000
Principal payments under capital lease obligations   (151)                   (58)             (464)
Short-term borrowings, net                           1,006                    128               90
Dividends paid                                       (583)                      -               -
Debt acquisition costs                                 -                     (170)              -
                                             _________________________________________________________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                          979                   3,112           2,313
                                             _________________________________________________________
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    116                  (1,119)            780
Cash and cash equivalents at beginning of year        775                   1,894           1,114
                                             _________________________________________________________
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                              $      891               $     775        $  1,894
                                             =========================================================

See notes to consolidated financial statements.



Notes to Consolidated Financial Statements

Akorn, Inc.

Note A - Summary of Significant Accounting Policies

   Consolidation:  The  accompanying consolidated financial statements include the accounts of Akorn, Inc.  (the  Company) and its wholly owned subsidiaries,
Spectrum Scientific Pharmaceuticals,  Inc. (Spectrum), Walnut Pharmaceuticals,
Inc.  (Walnut)  and  Taylor  Pharmaceuticals,  Inc.  (Taylor,  formerly  Akorn
Manufacturing,  Inc.).  Intercompany   transactions  and  balances  have  been
eliminated in consolidation.

   The Company acquired Pasadena Research  Laboratories,  Inc. (PRL) effective
May  31,  1996  in  a  business  combination  accounted  for  as a pooling  of
interests.    The  acquired  operations  of  PRL  were  merged  into  Taylor's operations subsequent  to  the  acquisition  (see  Note  B).  Accordingly, all financial information presented has been restated to include the operations of
PRL.

   Revenue Recognition: The Company recognizes sales upon the shipment of goods.

   Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

   Investments:   Effective  July  1,  1994,  the Company adopted Statement of
Financial Standards No. 115 (SFAS 115), "Accounting for Certain Investments in
Debt  and  Equity Securities." The Company records  short-term  and  long-term investments under the provisions of this Statement (see Note D).

   Inventory:   Inventory is stated at the lower of cost (average cost method)
or market (see Note  F).  Provision  is  made  for  slow-moving, unsalable and obsolete items.

   Intangibles: Intangibles consist primarily of product licensing costs which are capitalized at cost and amortized on the straight-line method over the lives of the related license periods. Amortization expense for the three years ended June 30, 1996 was $53,328, $144,820 and $82,143, respectively.
Accumulated amortization at June 30, 1996 and 1995 amounted to $269,828 and $216,500, respectively.

   Property, Plant and Equipment:  Property, plant and equipment are stated at cost,  less  accumulated depreciation.  Depreciation  is  provided  using  the straight-line  method in amounts considered sufficient to amortize the cost of
the assets to operations  over  their  estimated  service lives.   The average
estimated service lives of buildings and leasehold improvements, furniture and equipment, and automobiles are approximately 30, 8, and 5 years, respectively.
Depreciation expense for the three years ended June  30,  1996  was  $896,537,
$800,330 and $559,321, respectively.

   Under an agreement with Pfizer, Inc. (see Note H) the Company has received reimbursement for the purchase of certain equipment. As of June 30, 1996 and 1995, the total amount reimbursed was approximately $593,000. The Company has accounted for these reimbursements by reducing its carrying value of the associated equipment.

   Interest Capitalization: The Company capitalizes interest during periods of construction of qualifying assets. For the year ended June 30, 1995, the Company incurred interest costs of $282,007 relating to construction, all of which was capitalized. No interest was capitalized during 1996 or 1994.

   Stock Options: The Company records as an expense the difference, if any, between the value of stock options granted with an exercise price below the market value of the Company's stock and the then market value of the Company's stock on the date the options are granted.

   Income  Taxes:   Deferred  income  taxes  are  provided  in  the  financial statements,  where  necessary,  to  account  for  the tax effects of temporary differences  resulting  from reporting revenues and expenses  for  income  tax purposes  in  periods  different  from  those  used  for  financial  reporting
purposes.   The  temporary  differences  result  primarily  from  the  use  of different methods  of accounting for depreciation and amortization, provisions for bad debts, inventory  reserves  and  accrued  reorganization and severance costs, and pre-funded development costs.

   Fair Value of Financial Instruments:  The carrying  value  of the Company's financial  instruments,  including cash, short-term investments,  receivables, payables, and certain accrued liabilities approximate fair market value due to
their short-term nature.   The  fair  value of the Company's long-term debt at
June 30, 1996 and 1995, based upon available  market information, approximated its carrying value.

   Use of Estimates:  The preparation of financial  statements  in  conformity with  generally  accepted  accounting  principles requires management to  make estimates  and assumptions that affect the  reported  amounts  of  assets  and liabilities and disclosure of contingent assets and liabilities at the date of the financial  statements  and  the  reported amounts of revenues and expenses
during  the  reporting  period.   Actual  results   could  differ  from  those
estimates.

   Effect  of  Recent  Accounting  Pronouncements:   During  March  1995,  the
Financial  Accounting  Standards  Board (FASB) issued Statement  of  Financial
Accounting Standards No. 121, "Accounting  for  the  Impairment  of Long-Lived
Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121).   SFAS No.
121  establishes  accounting  standards  for recording the impairment of long-
lived assets, certain identifiable intangibles,  goodwill,  and  assets  to be
disposed  of.   The  Company  is  required to adopt SFAS No. 121 effective for fiscal 1997. Management believes that  the implementation of SFAS No. 121 will not have a material impact on the Company's consolidated financial statements.

   During  October 1995, the FASB issued  Statement  of  Financial  Accounting
Standards No.  123,  "Accounting for Stock-Based Compensation" (SFAS No. 123).
SFAS No. 123, which the  Company  is  required  to  adopt effective for fiscal
1997,  provides  guidance  relating  to  the  recognition,   measurement   and
disclosure  of  stock-based  compensation.  Management does not expect the new pronouncement  to  have an impact  on  the  Company's  consolidated  financial statements since the  intrinsic  value-based  method prescribed by APB Opinion
No.  25 and also allowed by SFAS No. 123 will continue  to  be  used  for  the measurement and recognition of stock-based compensation plans.

Note B - Acquisition of Pasadena Research Laboratories, Inc.

    On  May  31,  1996,  the  Company  acquired Pasadena Research Laboratories,
Inc. in a business combination  accounted  for as a pooling of  interests.  PRL
is  a  specialized  distributor  of injectable pharmaceuticals.   Pursuant  to
the  merger  agreement, the Company issued 1.4 million shares of its common stock in exchange for all of the outstanding  shares  of PRL.  As part of the acquisition, PRL was merged into the operations of Taylor and the Company was realigned  into two separate reporting divisions, an ophthalmic division and an injectable division.

   The  Company's  financial statements as contained herein have been restated
to include the results  of  PRL  for  all  periods  presented.   Combined  and
separate  results  of  operations  of  the  Company and PRL during the periods preceding the merger are presented below.

                                              Akorn         PRL      Combined
                                         _____________________________________
                                                    (in  thousands)
Eleven months ended May 31, 1996 (unaudited):
   Net sales                              $ 27,361      $ 3,684      $ 31,045
   Net income                                  675          409         1,084

Fiscal year ended June 30, 1995:
   Net sales                                32,863        4,642        37,505
   Net income                                2,280          226         2,506

Fiscal year ended June 30, 1994:
   Sales                                    28,404        2,862        31,266
   Net income (loss)                         2,721        (306)         2,415

   The combined financial results presented above include no significant adjustments to conform the accounting policies of the two companies.

   In connection with the merger, the Company recorded certain  charges in the
fourth   quarter   of   fiscal  1996  for  transaction  costs  ($109,534)  and
transitional costs ($567,772)  associated  with the realignment of the Company into two separate reporting divisions.  The  transaction  costs include legal, accounting  and other directly related acquisition costs.  Transitional  costs consist primarily of provisions for severance related costs.

Note C - Acquisition of Manufacturing Operations

   On January 15, 1992, the Company acquired Taylor Pharmaceuticals, Inc., in a business combination accounted for as a pooling of interests. Taylor is a contract manufacturer of sterile pharmaceuticals, which it produces and delivers pursuant to contracts with third parties. Pursuant to the merger agreement, the Company delivered 926,753 shares of its Common Stock in exchange for all of the outstanding stock of Taylor.

   Of the total shares issued in the merger agreement, 922,500 shares were held in escrow pending the settlement of a default judgment against Taylor entered on November 8, 1991. During fiscal 1993, a settlement between Taylor's insurer and the plaintiffs was reached. As a result, in 1993 the Company reduced its provision for the judgment to $100,000, the approximate amount of expenses incurred in defending the judgment. In accordance with the terms of the Taylor acquisition agreement, 51,917 shares valued at $2 per share were forfeited and returned as treasury stock by the escrow agent during fiscal 1994 in order to cover these expenses and finally resolve this pre-acquisition contingency. The remaining shares held in escrow of 870,583 were distributed to the former Taylor shareholders thereby terminating the escrow agreement.

   As part of the acquisition, the Company paid a finder's fee to an affiliate of Dr. John N. Kapoor, Chairman of the Board (the  affiliate).  This  finder's fee was in the form of 250,000 shares of Company Common Stock valued at  $3.50 per  share. Of the total shares issued, 125,000 were subject to forfeiture  if the market  price  of  the Company's Common Stock did not reach at least $5.00 per share by January 15,  1996. In August 1995, the Company, the affiliate and
Dr. Kapoor entered into an agreement under which (i) the forfeiture period was extended to January 15, 1998,  (ii)  forfeiture  would  not occur in the event that persons unaffiliated with Dr. Kapoor acquire beneficial ownership of more than 50% of the outstanding common stock of the Company and  (iii)  Dr. Kapoor waived  his  right  to receive $40,000 otherwise payable to him by the Company for serving as Chairman of the Board in fiscal 1996.

Note D - Investments

   Effective  July  1,  1994,  the  Company  adopted  Statement  of  Financial
Standards No. 115 (SFAS  115), "Accounting for Certain Investments in Debt and
Equity  Securities".  This  Statement   requires   certain  securities  to  be
classified   into   one   of  three  reporting  categories  (held-to-maturity,
available-for-sale or trading).  The  Company  has  completed  a review of its securities  relative  to SFAS 115 and has classified its investments  in  debt securities (consisting  primarily  of U.S. Government securities and municipal bonds with a carrying value of $902,120 and $0, respectively, at June 30, 1996 and $1,136,010 and $303,092, respectively,  at  June  30,  1995)  as  held-to-
maturity.  Therefore,  in accordance with SFAS 115, these investments, all  of which have contractual maturities  within  one  year,  are  being  reported at amortized  cost,  which  approximates  fair  market  value.  The  Company  has
classified   its   investment  in  equity  securities  as  available-for-sale, requiring that they  be carried at fair value with any unrealized gain or loss reflected as a component of shareholders' equity.  Such investments had a fair market value of approximately  $130,000 at June 30, 1995.  The Company held no equity investments at June 30, 1996.

   At June 30, 1994, the cost of  the  Company's  marketable equity securities exceeded  the market value by $32,044. Therefore, a  valuation  allowance  was
established   by  a  charge  to  shareholders'  equity  representing  the  net unrealized loss.  During fiscal 1995, this allowance was increased by $275,661 due to the continuous  decline  in market value. At March 31, 1995, management determined the loss to be permanent  given  the  significant decline in market value  since  June  30,  1994 and the unlikelihood of  a  recovery  in  value.
Therefore, the $307,705 unrealized  loss  previously  charged to shareholders'
equity  was  accounted  for  as  a  realized  loss  in the 1995  statement  of operations.  At  June  30,  1995,  the market value of the  marketable  equity securities exceeded the adjusted cost,  subsequent  to  the  write-down  noted
above,  by  $87,397; therefore, an unrealized gain was recorded as a component of shareholders'  equity  to  reflect  this  increase in value.  During fiscal
1996, the Company sold its investment in marketable  equity  securities for an
amount  in  excess  of  adjusted  cost.   Accordingly,  the  unrealized   gain
previously charged to shareholders' equity was reversed and a realized gain of
$79,859 was recorded in the 1996 statement of operations.

Note E  - Allowance for Uncollectibles

   The activity in the allowance for uncollectibles is as follows for the years ended June 30:

                                             1996         1995         1994
                                          ____________________________________
                                                      (in  thousands)

Balance at beginning of year              $    291      $   272      $    240
Provision for bad debts                        124           60            61
Accounts written off                          (76)         (41)          (29)
                                          ____________________________________

Balance at end of year                    $    339      $   291      $    272
                                          ====================================

Note F - Inventory

   The components of inventory at June 30 are as follows:

                                                 1996                 1995
                                             _________________________________
                                                      (in thousands)

Finished goods                                 $    5,376          $    4,239
Work in process                                     1,311               1,043
Raw materials and supplies                          2,173               1,194
                                             _________________________________
                                               $    8,860          $    6,476

   Inventory for 1996 and 1995 is reported net of reserves of $681,920 and $352,143, respectively, for slow-moving, unsalable and obsolete items.

   The activity in the inventory  reserve  is  as  follows for the years ended
June 30:

                                               1996        1995        1994
                                              _______________________________
                                                      (in  thousands)

Balance at beginning of year              $    352      $   290      $    427
Provision for slow-moving, unsalable
   and obsolete items                          701          100             7
Inventory written off                        (371)         (38)         (144)
                                          ____________________________________

Balance at end of year                    $    682      $   352      $    290
                                          ====================================

Note G - Property, Plant and Equipment

   Property, plant and equipment at June 30 consists of the following:

                                                   1996             1995
                                               _______________________________
                                                       (in thousands)

Land                                            $     479           $    479
Buildings and leasehold improvements                7,738              5,516
Furniture and equipment                            10,139              7,880
Automobiles                                           166                133
                                               _______________________________
                                                   18,522             14,008
Accumulated depreciation                           (7,771)            (6,875)
                                               _______________________________
                                                   10,751              7,133
Construction in progress                              773              3,927
                                               _______________________________
                                               $   11,524          $  11,060
                                               ===============================

Note H - Pre-Funded Development Costs

   In  April 1994, the Company entered into a series of agreements with Pfizer
Inc.  (Pfizer)   regarding   the   cross-licensing   of   several   ophthalmic
pharmaceutical  products.   Under this arrangement Akorn granted a license  to
Pfizer on an Akorn product then  under development (the licensed product), and agreed to provide manufacturing services  and  marketing  assistance  for  the licensed product. In exchange, Akorn received (1) a royalty stream on sales of the  licensed  product,  (2) an exclusive, royalty-free license to manufacture and market a Pfizer prescription  ophthalmic  non-steroidal  anti-inflammatory drug  (NSAID),  and  (3)  non-exclusive  rights  to market an existing  Pfizer ophthalmic antibiotic.

   As part of this agreement, in fiscal 1994 Pfizer paid the Company an advance of $1 million to be used to fund the costs of developing the NSAID, which are estimated at $1.8 million. The Company intends to recognize the pre-funded balance as an offset to development costs as these expenses are incurred. During fiscal 1996 and 1995, the Company incurred $297,463 and $29,012, respectively, of development costs which were charged against the pre-funded balance. The Company's current projections indicate that the remaining costs of development will be paid over the next 15 - 18 months.

   In addition, the agreement stipulated that Pfizer would reimburse Akorn for one-half  of  the costs to  obtain  FDA  approval  on  the  licensed  product, including the cost  of certain agreed upon equipment acquisitions required for the manufacturing of  the  licensed product.  A New Drug Application (NDA) was
filed for the licensed product  on  June  8,  1994.   During  fiscal 1996, the
Company obtained FDA approval of the NDA for the licensed product.  Therefore, in  accordance with the agreement, Pfizer paid the Company an advance  royalty of $1 million for the initial year sales of the licensed product.  The Company is recognizing  this deferred revenue balance over a one year period beginning in March 1996.

Note I - Financing Arrangements

  The Company's short-term borrowings at June 30 are summarized as follows:


                                                                     1996              1995
                                                                ______________________________
                                                                          (in  thousands)
Line of Credit with First National Bank of Commerce;
  permitting borrowings up to $2.5 million, interest at
  the Chase Manhattan prime rate (8.25% at June 30, 1996)       $      227          $        -
Line of credit with Bank of  America; permitting borrowings
  up to $600,000, interest at the bank's prime rate plus (%
  (9.00% and 9.75% at June 30, 1996 and 1995); secured by the
  receivables, inventory and equipment of PRL                          517                 288
Short-term note payable to First National Bank of Commerce;
  due 1997, interest at the bank's prime rate (8.75% at
  June 30, 1996), payable in monthly principal installments of
  of $50,000 commencing July 1996                                      550                   -
                                                                ________________________________
                                                                $    1,294          $      288
                                                                ================================


  The $2.5 million Line of Credit and $550,000 short-term note payable are pursuant to the credit facility amended during fiscal 1996 as further described below.

  Long-term debt at June 30 consists of:
                                                                       1996                1995
                                                                _________________________________
                                                                          (in    thousands)
Note payable to First National Bank of Commerce; due 1999;
  interest at 8.03%, payable in monthly principal installments
  of $33,521 commencing December 1995                            $    2,308           $   2,600
Note payable to First National Bank of Commerce; due 1999;
  interest at 10.25%, payable in monthly principal installments
  of $10,834 with a final installment of $660,794 due in 1999         1,083               1,213
Note payable to First National Bank of Commerce; due 1999;
  interest at (% over the Chase Manhattan prime
  rate (9% at June 30, 1996), payable in monthly principal
  installments of $12,857 commencing July 1996                          400                   -
Other obligations                                                        33                  53
                                                               ___________________________________
                                                                      3,824               3,866
Deduct: Current installments payable within one year                   (707)               (513)
                                                               ___________________________________
Portion payable after one year                                    $   3,117           $   3,353
                                                               ===================================

Maturities of long-term debt are as follows (in thousands):

Years ending June 30:
1997                                                                $     707
1998                                                                      698
1999                                                                      624
2000                                                                    1,795
                                                                  _____________
  Total                                                             $   3,824
                                                                  =============

   In September 1992, the Company entered into an agreement to obtain up to $2.5 million of credit financing from the John N. Kapoor Trust (the Trust), an affiliate of John N. Kapoor, Chairman of the Board. Under the terms of the agreement, the Trust, which held warrants to purchase 2 million shares of stock at prices ranging from $1.50 to $2.00 through November 15, 1995, was required to exercise 1,666,667 of those warrants at $1.50 per share on or prior to November 15, 1993. On that date, the Trust exercised the entire two million warrants for a total of $3 million, of which $1.6 million was used to repay debt to the Trust and the remaining $1.4 million was received in cash. Interest expense related to this indebtedness was $61,334 in 1994.

   As part of the September 1992 arrangement, the Company granted a new warrant to the Trust to purchase an additional 1 million shares at $2.00 per share, exercisable for five years. Upon the issuance of this warrant, Dr. Kapoor became entitled to designate an additional individual as a director of the Company.

   In 1995 the Company entered into a $6.3 million loan agreement with First National Bank of Commerce to obtain financing for the expansion of its manufacturing facilities in Decatur, Illinois and to refinance existing debt. During fiscal 1996, the loan agreement was amended to provide additional financing and to adjust the interest rate and principal payment requirements for certain facilities. The amendments increased the total loan commitment to $10.1 million including: (1) $2.6 million Term loan, (2) $1.3 million Term loan, (3) $2.5 million Line of Credit, (4) $1.5 million Term loan for financing of Janssen acquisition, (see Note U), (5) $1.6 million Revolver/Term loan, and (6) $600,000 short-term financing for IRS settlements (see Note N). As of June 30, 1996, all of the Term loans and $400,000 of the Revolver/Term loan have been drawn. In addition, $550,000 had been borrowed under the $600,000 IRS facility as of June 30, 1996.

   Borrowings under the loan agreements are collateralized by substantially all of the Company's receivables, inventory and property, plant and equipment. In addition, the Company is required to comply with positive and negative loan covenants, including restrictions on the payment of dividends and maintenance of specified financial covenants, including minimum net worth and cash flow coverage. The Company failed to meet certain financial covenants specified in the loan agreement relating to cash flow coverage. Effective August 19, 1996, the Company obtained the bank's waiver of these events of default which should enable the Company to comply with the aforementioned provisions of the loan agreement.

Note J - Leasing Arrangements

   The Company leases certain equipment under capital leasing arrangements which expire through the year 2000.

   Property, plant and equipment at June 30 includes the following amounts relating to such capital leases:

                                                  1996               1995
                                              ________________________________
                                                       (in thousands)

Furniture and equipment                        $     806            $    100
Less accumulated
 depreciation                                      (147)                 (53)
                                               _______________________________
                                                    659                   47
Construction in progress                              -                  706
                                               _______________________________
                                               $    659            $     753
                                               ===============================

   Depreciation expense provided on these assets was $94,254, $25,822 and $18,833 during 1996, 1995 and 1994, respectively.

The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments (in thousands).

Years ending June 30:

1997                                                                $     194
1998                                                                      177
1999                                                                      173
2000                                                                      129
                                                                  ____________
Total Minimum Lease Payments                                              673
Less: Amount Representing Interest                                       (95)
                                                                  ____________
Present Value of Net Minimum  Lease Payments                        $     578
                                                                  ============

   The Company leases real property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $73,196, $169,825 and $198,072 in 1996, 1995 and 1994, respectively.

   The following is a schedule by years of future minimum rental payments required under these non-cancelable operating leases (in thousands).

Years ended June 30:

1997                                                                $      74
1998                                                                       23
1999                                                                       14
2000                                                                        6
2001                                                                        1
                                                                   ____________
Total Minimum Payments Required                                     $     118
                                                                   ============
   During fiscal 1993, the Company entered into a sublease agreement for one of its leased facilities. Sublease rentals were $113,326 and $111,164, respectively, for fiscal years ended June 30, 1995 and 1994. This agreement expired effective May 1995, in conjunction with the expiration of the primary lease.

Note K - Stock Option and Stock Purchase Plans

   The Company has two stock option plans and one stock purchase plan. The first stock option plan is the 1988 Incentive Compensation Program (the Incentive Program). Under the Incentive Program any officer or key employee of the Company is eligible to receive options when designated by the Company's Board of Directors. The number of shares of the Company's Common Stock which may be issued under the Incentive Program upon the exercise of options may not exceed 2,000,000 shares. The exercise price of the options granted under the Incentive Program will be determined by the Board of Directors but may not be less than 50% of the fair market value of the shares subject to the option on the date of grant. All options granted under the Incentive Program during fiscal 1996, 1995 and 1994 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant.

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

   All employees who have been employed by the Company for twelve continuous months are eligible to participate in the Akorn, Inc. Employee Stock Purchase Plan (the Purchase Plan). Participating employees may elect to contribute up to 15% of their gross compensation towards the purchase of Company's Common Stock. At the end of each quarter, the amount contributed is applied to acquire, on behalf of the participating employees, the Company's Common Stock at a purchase price equal to 85% of the current market price. A maximum of 1,000,000 shares of the Company's Common Stock may be acquired under the terms of the Purchase Plan. Purchases of shares were issued from treasury stock under the Purchase Plan and amounted to 56,000, 72,000 and 58,000 shares, respectively, in fiscal 1996, 1995 and 1994.

Note L - Stock Options and Warrants

   The summary of activity in stock options and warrants for each of the three years ended June 30, 1996 is as follows:

Outstanding at July 1, 1993 (at prices ranging from $1.50 to
  to $3.88 per share)                                              4,241,386
Granted (at prices ranging from $2.00 to $3.50 per share)            228,000
Exercised (at prices ranging from $1.50 to $1.94 per share)       (2,010,000)
                                                                  ___________
Outstanding at June 30, 1994 (at prices ranging from $1.50 to
  $3.88 per share)                                                 2,459,386
Granted (at prices ranging from $2.81 to $3.50 per share)            238,000
Exercised (at prices ranging from $2.00 to $2.81 per share)          (73,000)
                                                                  ___________
Outstanding at June 30, 1995 (at prices ranging from $1.50 to
  $3.88 per share)                                                 2,624,386
Granted (at $2.75 per share)                                          215,000
Exercised (at prices ranging from $2.00 to $2.88 per share)         (249,500)
Expired (at prices ranging from $2.00 to $3.88 per share)           (346,500)
                                                                  ___________
Outstanding at June 30, 1996 (at prices ranging from $1.50 to
  $3.50 per share)                                                 2,243,386
                                                                  ===========

   The amount of options and warrants exercisable at year end was 2,133,586, 2,368,843 and 2,236,762 for 1996, 1995 and 1994, respectively. All of these options were exercisable at prices ranging from $1.50 to $3.50 per share.

Note M - Earnings Per Share

   Earnings per share is based upon the weighted average number of common shares outstanding. The computation of the weighted average number of shares outstanding includes the effect of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares outstanding used in the per share computations was 16,787,635 shares in 1996, 16,799,350 shares in 1995 and 16,710,885 shares in 1994.

Note N - Income Taxes

   Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires recognition of future tax benefits, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities, to the extent that realization of such benefits is more likely than not. Financial statements of prior years were not restated and the cumulative effect of the accounting change was not material due to the uncertainties that existed at July 1, 1993 concerning the ultimate realization of future tax benefits. As indicated at Note O, uncertainties regarding the ultimate realization of future tax benefits were reduced to a relatively low level by the fourth quarter of fiscal 1994, thereby justifying removal of the valuation allowance applicable to the deferred tax asset.

The components of income tax expense (benefit) are as follows:

                                 1996             1995               1994
                           __________________________________________________
                                              (in thousands)

Current:
  Federal                  $         756       $   1,177            $     481
  State                               11              53                   61
                            __________________________________________________
                                     767           1,230                  542
                            __________________________________________________
Deferred:
  Federal                           (516)              2                 (343)
  State                              (62)              -                  (41)
                            __________________________________________________
                                    (578)              2                 (384)
                            __________________________________________________
                           $         189       $   1,232            $     158
                            ==================================================

   A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                     1996          1995        1994
(in thousands)
Computed tax expense at
  expected statutory rate           $   332      $  1,271     $   875
State income tax expense,
  net of federal tax benefits             4            32          41
Pre-merger (earnings)/loss of PRL      (139)          (84)         98
Change in valuation allowance
  applicable to deferred tax assets       -             -        (896)
Other                                    (8)           13          40
                                  _______________________________________
Income tax expense                  $   189      $  1,232      $  158
                                  _______________________________________
Effective tax rate                     19.3%         33.0%        6.1%
                                  =======================================

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996 and 1995 are as follows:

                                                   1996               1995
                                               _______________________________
Deferred Tax Assets:                                  (in thousands)
Reserves for reorganization costs not currently
  deductible                                   $      118              376
Other reserves not currently deductible               658              380
Difference between book and tax bases of
  intangible assets                                   436               43
Pre-funded development costs                          305                -
Other                                                 133              103
                                               _______________________________
Total                                               1,650              902

Deferred Tax Liabilities:
Difference between book and tax bases of property,
  plant and equipment                          $     (478)         $  (367)
Other                                                (212)            (153)
                                               _______________________________
Total                                                (690)            (520)
                                               _______________________________
Net deferred tax asset                         $      960          $   382
                                               ===============================

The net deferred tax asset is classified in the accompanying balance sheet as follows:

Deferred income
  tax asset-current                            $    1,157           $     709
Deferred income tax liability
  non-current                                       (197)               (327)
                                               _______________________________
                                               $      960           $     382
                                               ===============================

   Income taxes refunded during 1996 and 1994 were $178,690 and $282,641, respectively.

   The Company is currently in  discussions  with the Internal Revenue Service
(IRS) regarding the examination of tax returns for years 1988 through 1993. The IRS has proposed adjustments to such returns, some of which the Company has agreed to and some of which the Company has appealed. The agreed upon adjustments resulted in additional taxes and interest due of approximately $700,000, all of which was paid in fiscal 1996. The Company does not currently anticipate any adverse financial statement effect from the appealed assessment as accruals for the financial statement effects of these proposed adjustments have been previously recorded.

Note O - Changes in Accounting Estimate

   During the fourth quarter of fiscal 1996, the Company revised its estimate for recording chargeback accruals. As a result, a reduction in net sales of $250,000 ($.01 per share, net of tax) was recorded during the quarter ended June 30, 1996.

   In addition, during the quarters ended March 31, and June 30 1996, the Company increased its estimate for unsaleable inventory by approximately $300,000 ($.01 per share, net of tax) and $200,000 ($.01 per share net of tax), respectively. These changes in estimate are reported as an increase in cost of goods sold.

   In the quarter ended March 31, 1996, the Company decided to no longer pursue Abbreviated New Drug Applications (ANDAs) for certain products which had been produced in previously-owned facilities, and for which estimated costs of transferring such ANDAs had been accrued. This decision was based on a reevaluation of the costs of developing such products as compared to their potential market, given the emergence of alternate suppliers, since the Company suspended their production. This change in estimate was also based on the Company's recent decision to enter into the injectable distribution marketplace and the need to redeploy R&D resources for the pursuit of injectable ANDAs. The total amount of the accrual reversed was approximately $316,000 ($.01 per share, net of tax).

   During the quarter ended March 31, 1995, an evaluation by the Company resulted in a change in the estimated liability related to aged customer credits. This change resulted in a reduction of S,G&A expenses of approximately $330,000 ($.01 per share net of tax) for the quarter ended March 31, 1995.

   As a consequence of sustained growth in sales and profitability, in particular during the latter part of the year, the Company recorded a reduction of $384,298 ($.03 per share, net of tax) to its valuation allowance for deferred tax assets in the fourth quarter of fiscal 1994.
Note P - Supplemental Disclosures of Cash Flow Information

   The following is a summary of supplemental cash flow and noncash investing and financing information for the years ended June 30:

                                       1996           1995             1994
                                    __________________________________________
                                                 (in thousands)

Cash paid for:

Interest, net of amount
   capitalized                         $ 442      $     25         $    176
Income taxes                             867         1,150               91

Noncash investing and financing
  activities:

Treasury stock received for exercise
  of stock options                       123             -                -

Conversion of debt to common stock        -              -            1,600
Issuance of capital lease obligation      -            706               49

Note Q - Industry Segment Information

   The  Company  classifies  its operations into three core business segments:
(1) ophthalmic distribution, (2) injectable distribution, and (3) contract manufacturing. The ophthalmic distribution segment includes the marketing and distribution of an extensive line of ophthalmic products, including diagnostic and therapeutic pharmaceuticals, over-the-counter products and surgical instruments and supplies. The injectable distribution segment includes the market and distribution of specialized injectable products. The contract manufacturing segment consists of the manufacture of sterile pharmaceuticals, including human injectable products and ophthalmic solutions pursuant to contracts with others.

   Selected financial information by industry segment for fiscal years ended June 30 is presented as follows:

                                1996                1995            1994
                           ____________________________________________________
                                                   (in thousands)

NET SALES
Ophthalmic distribution    $   20,833          $   23,791           $  20,694
Injectable distribution         4,160               4,642               2,862
Contract manufacturing:
  Sales to unaffiliated
    customers                   8,932               9,072               7,710
  Sales to affiliated
    customer                    2,395               2,521               1,666
                           ____________________________________________________
                               36,320              40,026              32,932
Eliminations                   (2,395)             (2,521)             (1,666)
                           ____________________________________________________
Total net sales            $   33,925           $  37,505            $ 31,266
                           ====================================================

OPERATING INCOME
Ophthalmic distribution    $    1,037          $    3,515           $   2,821
Injectable distribution           670                 238                (280)
Contract manufacturing            324               1,228               1,155
General corporate                (942)             (1,071)             (1,042)
                           ____________________________________________________
  Total operating income        1,089               3,910               2,654
Interest and other income
  (expense), net                 (112)               (172)                (81)
                           ____________________________________________________
Income before income taxes $      977          $    3,738           $   2,573
                           ====================================================
IDENTIFIABLE ASSETS
Ophthalmic distribution    $   13,287           $  13,044           $  12,817
Injectable distribution         1,525               1,235                 968
Contract manufacturing         14,863              13,085               8,296
General corporate                 142                 127                 108
                           ____________________________________________________
  Total identifiable
     assets                $   29,817           $  27,491           $  22,189
                           ====================================================
DEPRECIATION AND
  AMORTIZATION
Ophthalmic distribution    $     323           $     339            $     286
Injectable distribution           14                  33                   37
Contract manufacturing           639                 552                  433
General corporate                  8                  56                    7
                           ____________________________________________________
  Total depreciation
     and amortization      $     984           $     980            $     763
                           ====================================================
CAPITAL ADDITIONS
Ophthalmic distribution    $     340           $     354            $    465
Injectable distribution            5                   -                  35
Contract manufacturing          1,001              5,162               1,216
General corporate                 14                   8                   4
                           ____________________________________________________
  Total capital additions  $   1,360           $   5,524            $   1,720
                           ====================================================

   Fiscal 1996 operating income for the ophthalmic distribution segment was affected by the changes in accounting estimates related to accrued costs of transferring ANDAs, chargeback accruals and inventory reserves (see Note O). In addition, fiscal 1996 operating income for the ophthalmic distribution and contract manufacturing segments, includes the effects of transaction and transitional costs associated with the realignment of the Company into two separate divisions (see Note B) totalling $385,000 and $292,000, respectively.

   Fiscal 1995 operating income for the ophthalmic distribution segment includes a reduction in selling, general and administrative expense of approximately $330,000 related to a change in accounting estimate for aged customer credits.

   During fiscal 1996 and 1995, the Company reported sales to one customer, Janssen Pharmaceutica, Inc., (Janssen) which accounted for approximately 12% and 13%, respectively, of consolidated net sales. The net sales attributable to Janssen were accounted for in the contract manufacturing segment. In 1995 this customer notified the Company that it will be transferring the production of certain products to its own facilities in Puerto Rico during 1997. Such products accounted for $1.3 and $1.4 million, respectively, in contract manufacturing sales for 1996 and 1995. In addition, this customer notified the Company that it will be discontinuing the sale of two other products previously produced by the contract manufacturing segment. These products accounted for approximately $2.6 and $2.9 million in sales during 1996 and 1995, respectively. Following this notification, the Company entered into discussions with this customer to assume the licenses to distribute these two injectable products and another injectable product. Effective July 1, 1996, an agreement was reached whereby Akorn acquired ownership of these NDA's, as well as the trade names and trademarks in the United States (see Note U). During 1994, the Company did not derive ten percent or more of its revenues from any single customer.

   The Company records sales between the segments at fully absorbed cost.

Note R - Concentration of Credit Risk

   The Company specializes in the manufacturing, marketing and distribution of ophthalmic and injectable products to companies and doctors in the healthcare industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 60 days. Credit losses have consistently been within management's expectations.

Note S - Defined Contribution Plan

   The Company sponsors a qualified defined contribution plan which was established under the provisions of Internal Revenue Code Section 401(k). The plan covers all employees with six months of employment and who are 21 years of age or older. The employees can defer a portion of their compensation up to the maximum allowed by the Internal Revenue Code regulations. The plan provides for discretionary contributions by the Company on behalf of the employees. Beginning January 1994, the Company has made a discretionary matching contribution on a quarterly basis. During fiscal years 1996, 1995 and 1994, the Company recorded expenses related to the plan of $100,615, $86,296 and $12,274, respectively.

 Note T - Reorganization of Manufacturing Operations

   Following the Taylor acquisition in January 1992, the Company began the process of transferring the manufacture of its product line from previously-owned manufacturing facilities to the Taylor facility. At that time, the Company estimated the cost of completing the FDA approval process at Taylor for products previously manufactured elsewhere and recorded a provision for reorganization costs.

   As of June 30, 1996 and 1995, the balances remaining in accrued reorganization costs associated with the transfer process were $306,000 and $727,000, respectively. It is anticipated that the filing of all such product approvals will be completed by fiscal 1997.

Note U - Subsequent Event

   Effective July 1, 1996, the Company entered into an agreement with Janssen Pharmaceutica, Inc. (Janssen) to acquire the rights to distribute an injectable product line in the anesthesia/analgesia area. As part of this agreement, the Company also acquired certain high-speed inspection equipment. Pursuant to the agreement, the acquisition transfers ownership of the NDAs for the three products, as well as the trade names and trademarks in the United States. In exchange for these product licenses, the Company paid Janssen $1.6 million on the effective date of the agreement. Of this balance, $1.5 million in cash was obtained through the issuance of a separate note payable with the same commercial bank which maintains the Company's existing credit facility (see Note I). This note payable bears interest at 8.5% and provides for monthly principal payments of $25,000, commencing August 1996. The balance is due July 2001. In addition, in accordance with the agreement, Akorn will be required to provide certain other products to Janssen, at no cost, having a value expected not to exceed $100,000. The portion of the acquisition costs allocated to the acquired products will be amortized over 15 years.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   There was no change in the principal independent accountant of the Company or any significant subsidiary of the Company during the Company's fiscal years ended June 30, 1996, 1995 or 1994.


                                   PART III

Item 10. Directors,   Executive   Officers,  Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act.

   Information concerning directors is incorporated by reference to the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders. Information concerning the Company's executive officers is included in Item 1A (Executive Officers of the Registrant) of Part I hereof.

Item 11. Executive Compensation.

   The  information  called for by Item 11 is incorporated by reference to the
Company's  definitive  Proxy   Statement   for  its  1996  Annual  Meeting  of
Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information called for by Item 12 is  incorporated  by reference to the
Company's   definitive  Proxy  Statement  for  its  1996  Annual  Meeting   of
Shareholders.

Item 13. Certain Relationships and Related Transactions.

   The information  called  for by Item 13 is incorporated by reference to the
Company's  definitive  Proxy  Statement   for   its  1996  Annual  Meeting  of
Shareholders.


                                   PART IV

Item 14. Exhibits and Reports on Form 8-K.

              (a)     Exhibits.

   Those exhibits marked with an asterisk (*) refer to exhibits filed herewith and listed in the Exhibit Index which appears immediately before the first such exhibit; the other exhibits are incorporated herein by reference, as indicated in the following list.

( 2.0) Agreement and Plan of Merger dated December 17, 1991, by and among the Company, Aksub, Inc., Taylor Pharmacal Company (currently named Taylor Pharmaceuticals, Inc.) and certain shareholders of Taylor Pharmmacal, Inc., incorporated by reference to the Company's report on Form 8-K dated January 15, 1992.

( 2.1) *Agreement and Plan of Merger among Akorn, Inc., Akorn Manufacturing, Inc. (currently named Taylor Pharmaceuticals, Inc. and referred to hereinafter as "Taylor") and Pasadena Research Laboratories, Inc. dated May 7, 1996.

( 3.1) Restated Articles of Incorporation of the Company dated September 6, 1991, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

( 3.2) *Composite of By-laws of the Company, including amendment approved on May 3, 1996.

( 4.1)        Specimen Common Stock Certificate, incorporated by reference  to
              Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1988.

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

(10.23) Amendment No. 1 to Agreement dated January 15, 1992 among the Company, the John N. Kapoor Trust dated September 20, 1989, John
              N. Kapoor and EJ Financial Enterprises, Inc., incorporated by reference to Exhibit 10.23 of the Company's report on Form 10-K of the fiscal year ended June 30, 1995.

(10.24) *Employment Agreement among Akorn, Inc., Taylor and Floyd Benjamin dated May 31, 1996

(10.25) *Employment Agreement between Akorn, Inc. and Barry D. LeBlanc dated as of January 1, 1996.

(10.26) *Separation Agreement between Akorn, Inc. and Barry D. LeBlanc dated July 3, 1996.

(10.27) *Employment Agreement between Akorn, Inc. and Eric M. Wingerter dated as of January 1, 1996.

(10.28) *Employment Agreement between Akorn, Inc. and Harold O. Koch dated January 1, 1996.

(10.29) *Employment Agreement between Taylor and Tim J. Toney dated as of January 1, 1996.

(11.1)        *Computation of Earnings Per Share.

(21.1)        *Subsidiaries of the Company.

(23.1)        *Consent of Deloitte & Touche LLP.

(24.1)        *Power of Attorney of Floyd Benjamin.

(24.2)        *Power of Attorney of Daniel E. Bruhl, M.D.

(24.3)        *Power of Attorney of J. Ed Campbell, M.D.

(24.4)        *Power of Attorney of George S. Ellis, M.D.

(24.5)        *Power of Attorney of Doyle S. Gaw.

(24.6)        *Power of Attorney of David H. Turner, M.D.

(24.7)        *Power of Attorney of Lawrence A. Yannuzzi, M.D.

(27)          *Financial Data Schedule

              (b)     Reports on Form 8-K.

   None.

                            SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AKORN, INC.


                                 By:     /s/  John  N.  Kapoor,  Ph.D.
                                         _______________________________
                                              John N. Kapoor, Ph.D.
                                             Chief Executive Officer

Date:  September 23, 1996

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

       Signature                    Title              Date




/s/ John N. Kapoor, Ph.D.     Chief Executive        September 23, 1996
 John N. Kapoor, Ph.D.          Officer and
                            Director (Principal
                             Executive Officer)


/s/ Eric M. Wingerter          Vice President -      September 23, 1996
 Eric M. Wingerter       Finance and Administration
                            (Principal Financial
                           Officer and Principal
                            Accounting Officer)



* /s/ Floyd Benjamin              Director           September 23, 1996
Floyd Benjamin


* /s/ Daniel E. Bruhl, M.D.       Director           September 23, 1996
 Daniel E. Bruhl, M.D.


* /s/ J. Ed Campbell, M.D.        Director           September 23, 1996
 J. Ed Campbell, M.D.


* /s/ George S. Ellis, M.D.       Director           September 23, 1996
 George S. Ellis, M.D.


* /s/ Doyle S. Gaw                Director           September 23, 1996
 Doyle S. Gaw



* /s/ David H. Turner, M.D.       Director             September 23, 1996
 David H. Turner, M.D.


* /s/ Lawrence A. Yannuzzi, M.D.  Director             September 23, 1996
 Lawrence A. Yannuzzi, M.D.


*By:   /s/ Eric M. Wingerter
    Eric M. Wingerter
     Attorney-in-fact