Form 10-K/A
period 1996-06-30
AKORN INC
filed 1996-10-28
CIK 3116

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _____________

                                 FORM 10-K/A

    [x]   AMENDMENT  1 TO  ANNUAL REPORT FILED SEPTEMBER 30, 1996 PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1996

                        Commission File Number 0-13976

                                 AKORN, INC.
            (Exact name of registrant as specified in its charter)
            Louisiana                                72-0717400
 (State or other jurisdiction of          (I.R.S. Employer Identification
  incorporation or organization)                        No.)

         100 Akorn Drive
 Abita Springs, Louisiana  70420                       70420
 (Address of principal executive                     (Zip Code)
             offices)

    Registrant's telephone number, including area code:  (504) 893-9300
        Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
       ___________________           _________________________________________
               None                                     None
        Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, No Par Value
                              (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    [x]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1996 was $27,500,000.

The number of shares outstanding of the registrant's Common Stock as of September 23, 1996 was 16,573,915.

Item 10.  Directors and Executive Officers of the Registrant.

      The following table sets forth certain information with respect to each director of the Board. Unless otherwise indicated, the person has been engaged in the principal occupation shown for the past five years.


Name and Age            Principal Occupation      Year First Became a Director
______________________________________________________________________________
Directors

Floyd Benjamin, 53        Executive Vice President            1996
                             of the Company and
                            President of Taylor
                          Pharmaceuticals, Inc. (a
                             subsidiary of the
                          Company) since May 1996;
                           President of Pasadena
                           Research Laboratories,
                           Inc. from October 1994
                              to May 1996 and
                           Consultant to Pasadena
                           Research Laboratories,
                           Inc. from October 1993
                              to October 1994;
                            President and Chief
                            Executive Officer of
                               Neocrin, Inc.
                            (biomedical venture
                           company) from February
                           1992 to October 1993;
                           prior to October 1993,
                          Chief Operating Officer
                             of Lyphomed, Inc.
                                (injectable
                              pharmaceuticals)
Daniel E. Bruhl, M.D., 54     Ophthalmologist;                1983
                            director of Surgical
                           Care Affiliates, Inc.
J. Ed Campbell, M.D., 72      Ophthalmologist                 1975
George S. Ellis, M.D., 73     Ophthalmologist<F1>             1985
Doyle S. Gaw, 65              Private investor                1975
John N. Kapoor, Ph.D., 53  Chairman of the Board of           1991
                           the Company since May
                           1995; Chief Executive
                           Officer of the Company
                              since May, 1996;
                          Director of the Company
                            since December 1991;
                           acting Chairman of the
                            Board of the Company
                           from April 1993 to May
                           1995; Chairman of the
                            Board of the Company
                           from December 1991 to
                           January 1993; Chairman
                           of the Board of Option
                             Care, Inc.; Chief
                            Executive Officer of
                           Option Care, Inc. from
                            August 1993 to April
                          1996; President of E. J.
                           Financial Enterprises,
                           Inc. since April 1990;
                          director of Unimed, Inc.
                             and NeoPharm, Inc.
Barry D. LeBlanc, 41      President of the Company            1987
                            since 1987 and Chief
                          Executive Officer since
                             December, 1991.<F2>
David H. Turner, M.D., 69     Ophthalmologist                 1975
Lawrence A. Yannuzzi, M.D., 59 Ophthalmologist                 1983

Executive Officers<F3>
Harold O. Koch, 47        Senior Vice President of
                             the Company since
                             January 1995; from
                          January 1993 to December
                           1994, Vice President -
                           Business Development;
                             from July 1991 to
                               December 1992,
                               coordinator of
                           reorganization of the
                          Company's manufacturing
                                 operations
Tim J. Toney, 54<F4>          Vice President -
                          Manufacturing of Taylor
                          Pharmaceuticals, Inc., a
                             Company subsidiary
                           ("Taylor"), since May
                             1996; President of
                          Taylor from January 1992
                           to May 1996; prior to
                           January 1992, General
                               Manager of the
                           predecessor of Taylor
                           Pharmaceuticals, Inc.
Eric M. Wingerter, 34     Vice President - Finance
                          and Administration since
                              July 1993; Vice
                          President - Finance from
                            January 1993 to June
                           1993; Chief Financial
                           Officer and Principal
                           Accounting Officer of
                             the Company since
                               September 1988
________________________________

<F1>   Dr. Ellis also serves as Secretary of the Company.

<F2>   Mr. LeBlanc ceased  being chief executive officer of the Company on May
3, 1996 and resigned from all positions with the Company effective July 3, 1996.

<F3>  Includes executive officers of the Company who are named in the "Summary
Compensation Table" included in Item 11, other than Mr. Benjamin, Dr. Kapoor and Mr. LeBlanc, who are included in this table under "Directors."

<F4> Mr. Toney ceased being an executive officer of the Company in May 1996.


Director Agreements

      Pursuant to the agreement acquiring Pasadena Research Laboratories, Inc., Mr. Benjamin was named a director of the Company for a term expiring at the next annual meeting of shareholders of the Company.

      Under agreements between the Company and the John N. Kapoor Trust dated September 20, 1989, the Trust is entitled to designate two individuals to be nominated and recommended by the Company's Board of Directors for election as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

      During 1996, Dr. Campbell, a director of the Company, failed to file timely two Forms 4 to report three transactions, as required by Section 16(a) of the Securities Exchange Act of 1934, and Mr. Gaw, also a director, failed to file timely two Forms 4 to report four such transactions. All such transactions have been reported on amended annual statements on Form 5.

Item 11.  Executive Compensation

Summary of Executive Compensation

      The following table summarizes the compensation paid by the Company for services rendered during the fiscal years ended June 30, 1994, 1995 and 1996 to each person who, during fiscal 1996, served as the chief executive officer of the Company and to each other executive officer of the Company whose total annual salary and bonus for fiscal 1996 exceeded $100,000:


                                                               Long-Term
                                   Annual Compensation       Compensation
                                Year Ended                     Number of       All Other<F1>
Name and Principal Position     June  30    Salary   Bonus  Options  Awarded  Compensation
____________________________   _________   ________ _______ _________________ _______________
John N. Kapoor, Ph.D.<F2>       1996      $10,000<F3> ---         ---           $40,000<F3>
Chief Executive Officer

Barry D. LeBlanc<F4>            1996      $210,000    ---         ---           $ 2,100
President and Chief Executive   1995       207,731    ---        34,000           2,310
Officer                         1994       184,362  $24,667      50,000           2,310

Harold O. Koch<F5>              1996      $125,000    ---           ---         $   938
Senior Vice President           1995       122,247    ---         58,000          1,530
                                1994       105,602  $16,444       25,000            791

Tim J. Toney<F6>                1996      $120,000    ---           ---         $ 1,800
Vice President-                 1995       117,292    ---         10,000          2,018
Manufacturing,                  1994       115,000  $17,250         ---             359
Taylor Pharmaceuticals, Inc.

____________________

<F1>   Represents  contributions  to the Company's Savings and Retirement Plan.
      (See also <F2> below).

<F2>   Dr. Kapoor became Chief Executive Officer effective May 3, 1996.

<F3>   Dr. Kapoor received $50,000  for  his services during all of fiscal 1996 as Chairman of the Board of theCompany, $40,000 of which was waived in exchange for other consideration, as described in Item 13.

<F4>  Mr.  LeBlanc  ceased  being  Chief  Executive  Officer  of  the  Company effective May 3, 1996.

<F5>  Mr. Koch became an executive officer of the Company in February 1993 and became Senior Vice President in January 1995.

<F6>  Mr. Toney ceased being an executive officer of the Company in May 1996.
                        ______________________________

Stock Option Grants

      The following table provides information concerning the grant of options to purchase Company common stock to the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 1996. If there is a reorganization, merger or consolidation involving the Company in which the Company is not the surviving corporation or a transfer of substantially all of the property or more than two-thirds of the stock of the Company, all options will become immediately exercisable in full.

Fiscal 1996 Option Grants


          No. of Options  % of Total Options Granted  Exercise    Expiration
Name          Granted       to Employees in 1994      Price        Date
______    ______________  _________________________ ___________ _____________

NONE           NONE               NONE                  NONE       NONE
                        ______________________________

                Aggregate Option Exercises in Fiscal 1996 and
                      Option Values as of June 30, 1996

                                         No. of Unexercised           Value of Unexercised
               No. of Shares                 Options at              In-the-Money Options
                  Acquired      Value       June 30, 1996               at  June 30, 1996
     Name       on Exercise  Realized   Exercisable  Unexercisable   Exercisable Unexercisable
    _______    ____________ __________  ___________  _____________  ____________ _____________
John N. Kapoor          0     $      0          0           0         $      0     $      0

Barry D. LeBlanc  143,500      121,075    328,469           0          399,462            0

Harold O. Koch          0            0    118,700      29,300           86,654       15,091

Tim J. Toney            0            0     45,000       5,000           27,500            0

                           ______________________________

Director Compensation

      For services as Chairman of the Board and as a consultant to the Company, Dr. Kapoor receives a fee of $50,000 per year. Each other director who is not a salaried officer or consultant of the Company receives a fee for his services as a director of $1,000 per regular meeting of the Board of Directors, $250 per telephone meeting and $500 per committee meeting, plus reimbursement of his expenses related to those services. In addition, the chairman of each committee (other than Dr. Kapoor) receives an annual fee of $2,500.

      All directors of the Company participate in the Company's Stock Option Plan for Directors, pursuant to which each director of the Company is granted an option to acquire 5,000 shares of Company common stock on the day after each annual meeting of shareholders at which he is elected to serve as a director. Any director appointed between annual meetings is entitled to receive a pro rata portion of an option to acquire 5,000 shares. The plan is administered by the Incentive Compensation Committee. The Committee may, in its sole discretion, grant an option to purchase up to 100,000 shares to a person who is not already a director and who becomes a director at any time; no member of the Committee is eligible to be granted such an option and any director who has been granted such an option is not permitted to serve on the Committee for one year after such grant. Options granted under the plan expire five years from the date of grant. The option exercise price is the fair market value of the shares covered by the option at the time of the grant. Options covering a total of 337,917 shares are currently outstanding and options covering 142,083 shares remain available for issuance under the plan.

Employment Agreements

     In January 1996 the Company entered into employment agreements with Messrs. LeBlanc, Koch and Toney calling for annual salaries of, respectively, $210,000, $125,000 and $120,000, increased annually by the percentage increase in the consumer price index (and, in the case of Mr. LeBlanc, by specified increments conditioned on certain increases in the trading price of the Company's common stock) plus bonuses determined by the Board of Directors in its discretion. Messrs. LeBlanc and Koch were provided with the use of an automobile. The agreements terminate one year after notice of termination is given by the Company or the employee. If the employee's employment is terminated by the Company without "cause" (as defined in the agreement) or by the employee for "good reason" (as defined in the agreement), the employee is entitled to a lump sum payment equal to his annual salary plus any performance-based bonus and options to which the employee would have been entitled had the performance goals been met. In the event of a change of control of the Company, the employee is entitled upon termination of his employment by the Company for "cause" (as defined in the agreement) or by the employee for "good reason" (as defined in the agreement), to a lump sum payment equal to his annual salary until the later of the second anniversary of the change of control or one year after the notice of termination, plus any performance-based bonus and options to which the employee would have been entitled had the performance goals been met. If any such payments are considered "excess parachute payments" under
Section 4999 of the Internal Revenue Code of 1996, the employee is entitled to such additional amounts as would be necessary to place him in the same position after payment of federal, state and local taxes as he would have been in if such provisions had not been applicable to him. The Company and Mr. LeBlanc entered into a separation agreement which was effective as of July 3, 1996 under which Mr. LeBlanc's employment by the Company and all of his rights under his employment agreement were terminated in consideration of payment to him of $213,045 in four equal installments of principal, plus interest, in July and October of 1996 and January and April of 1997, plus accrued but unpaid vacation and sick leave of $23,423.

Compensation Committee Interlocks and Insider Participation

      Drs. Campbell, Bruhl and Yannuzzi, who comprise the Compensation Committee, are all independent, non-employee directors of the Company.

Compensation Committee Report on Executive Compensation

      The Compensation Committee of the Board of Directors reviews, analyzes and makes recommendations related to compensation packages for the Company's executive officers, evaluates the performance of the Chief Executive Officer and administers the grant of stock options under the Company's Incentive Compensation Plan. The committee awards all stock options. As to other matters the committee makes recommendations that are presented to the full Board for final approval.

      The Company's executive compensation policies are designed to (a) provide competitive levels of compensation to attract and retain qualified executives, (b) reward achievements in corporate performance, (c) integrate pay with annual and long-term performance goals, and (d) align the interests of executives with the goals of shareholders.

   The Company's executive compensation is comprised of salaries, annual cash incentive bonuses and long-term incentive opportunities in the form of stock options.

Salary

   Dr. John N. Kapoor, the Chairman of the Company's Board of Directors, has served as chief executive officer of the Company since May 3, 1996. During Fiscal 1996 Dr. Kapoor received no additional compensation for serving as the Company's chief executive officer. The salaries of Barry D. LeBlanc, who served as president and chief executive officer of the Company until May 3, 1996, and the other executive officers named in the table under Summary of Executive Compensation, were fixed in their Employment Agreements, which are described above under "Employment Agreements." Such amounts were determined after considering the executive compensation policies noted above, the impact the executive has on the Company, the skills and experience the executive brings to the job, competition in the marketplace for those skills and the potential of the executive in the job.

Incentive Bonus

   Annual incentive compensation for executive officers during fiscal 1996 was based on corporate net earnings as compared to pre-established objectives set at the beginning of the fiscal year. Based on the Company performance in relation to such objectives, no incentive bonus was granted to any of the executive officers or any other officer of the Company for fiscal 1996.

   Mr. Floyd Benjamin, was hired as Executive Vice President of the Company and President of the Company's injectable subsidiary effective May 31, 1996. Pursuant to the three year contract with Mr. Benjamin, he is eligible for bonuses each fiscal year beginning June 30, 1997 based on certain performance criteria.

Stock Options

   The Committee's practice with respect to stock options has been to grant options based upon the attainment of Company performance goals and that vest based on the passage of time. Based on the Company performance in relation to pre-established objectives, no stock option awards were made to executive officers in fiscal 1996.


   The Compensation Committee is currently evaluating its policies with respect to executive compensation in light of the recent realignment of the Company into two distinct operating divisions.

      Submitted by the Compensation Committee of the Board of Directors

J. Ed Campbell, M.D.    Daniel E. Bruhl, M.D.    Lawrence A. Yannuzzi, M.D.


                                 Performance Graph

   The graph below compares the cumulative shareholder return on the Company's Common Stock for the last five fiscal years with the S&P Small Cap 600 Index and an index composed of a group of peer issuers. The members of the peer group were selected by the Company based upon size and type of business. The peer group consists of the following companies: Chesapeake Biological, Inc.; Faulding, Inc.; Hi Tech Pharmacal Co. Inc.; Insite Vision, Inc.; Nutramax Products, Inc.; Pharmos Corp.; and Unimed Pharmaceuticals, Inc. The graph assumes $100 was invested in June 1991 in the Company Common Stock and the two indices presented. The cumulative total return on the Company's Common Stock for the period presented was 50%. The cumulative returns for the S&P Small Cap 600 and the Company's peer group were 132% and 26%, respectively.

                            [Insert - Performance Graph]


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Stock Ownership of Certain Beneficial Owners

   As of October 11, 1996, the following person was known by the Company to own beneficially more than 5% of its common stock (the only outstanding voting security of the Company). The information set forth below has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished by the persons listed.

Name and Address of
   Beneficial Owner              Shares Beneficially Owned  Percent of Class
_____________________            __________________________  _______________

John N. Kapoor, Ph.D.                  4,259,000<F1>            24.20%
225 East Deerpath
Suite 250
Lake Forest, Illinois  60045
____________________

<F1> Of such 4,259,000 shares, (i) 3,204,000 are owned directly by the John N.
   Kapoor Trust dated September 20, 1989 (the "Trust") of which Dr. Kapoor is the sole trustee and beneficiary, (ii) 1,000,000 are issuable pursuant to a warrant issued to the Trust in 1992, (iii) 30,000 are owned by a trust, the trustee of which is Dr. Kapoor's wife and the beneficiaries of which are their children, and (iv) 25,000 are issuable pursuant to options granted by the Company directly to Dr. Kapoor.
                           ______________________________

Stock Ownership of Directors and Executive Officers

   The following table sets forth as of June 30, 1996 the beneficial ownership of shares of Company common stock of each director and named executive officer of the Company. Unless otherwise indicated, the shares shown as being beneficially owned are held with sole voting and investment power.


                                       Shares       Percent
                                     Beneficially      of
Beneficial Owners                     Owned<F1>      Class
___________________                _______________ __________
Directors

Floyd Benjamin                         466,667<F2>     2.82%

Daniel E. Bruhl, M.D.                  290,517<F3>     1.75%

J. Ed Campbell, M.D.                   193,691<F3>     1.17%

George S. Ellis, M.D.                  284,260<F3>     1.71%

Doyle S. Gaw                           175,824<F3>     1.06%

John N. Kapoor, Ph.D.                4,259,000<F4>    24.20%

Barry D. LeBlanc                        614,481<F3>    3.64%

David H. Turner, M.D.                   249,650<F3>    1.50%

Lawrence A. Yannuzzi, M.D.              200,883<F3>    1.21%

Executive Officers<F5>

Harold O. Koch                          127,107       0.76%

Tim J. Toney                            179,967       1.08%

Directors and officers as a          7,099,772(6)   38.69%
  group (12 Persons)
______________________________

     <F1> Beneficial ownership  is  determined  in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

     <F2> Mr. Benjamin's shares are held by a trust  of which Mr. Benjamin and
h         is wife are trustees and their child is beneficiary.

     <F3>  These numbers contain options to purchase shares.  The  following directors and officers have options to purchase shares in the following amounts: Dr. Bruhl - 35,000; Dr. Campbell - 35,000; Dr. Ellis - 35,000; Mr. Gaw - 35,000; Mr. LeBlanc - 328,469; Dr. Turner
          - 35,000; Dr. Yannuzzi - 35,000. Furthermore, several directors' shares are owned partially by family members or pensions. The following shows the family members or pension of each such director and their amounts: Dr. Bruhl's pension - 64,266; Dr. Ellis' wife - 101,500; Mr. LeBlanc's minor children - 34,000.

     <F4> The nature of the beneficial ownership of  such  shares is described in note (1) to the table under "Stock Ownership of Beneficial Owners," above.

     <F5> Includes Executive Officers of the  Company  who  are  named  in the
          Summary Compensation Table included inItem 11, other than Mr. Benjamin, Dr. Kapoor and Mr. LeBlanc, who are included in this table under "Directors."

     <F6>  Of such 7,099,772 shares, 1,563,469 are not presently outstanding, but are issuable pursuant to option and warrant rights described in the preceding footnotes and 213,950 are issuable pursuant to options held by officers of the Company who are not also directors.

                           ______________________________

Item 13.  Certain Relationships and Related Transactions

     For services performed by Dr. Kapoor in connection with the Company's acquisition of Taylor Pharmaceuticals, Inc., the John N. Kapoor Trust dated September 20, 1989 received, among other things, 125,000 shares of Company common stock which were subject to forfeiture if the market price of the Company common stock were not to reach $5.00 by January 15, 1996. At the time of this issuance, the market price of Company common stock was $3.50 per share. In August 1995, the Company, the Trust and Dr. Kapoor entered into an agreement under which (i) the forfeiture period was extended to January 15, 1998, (ii) forfeiture would not occur in the event that persons unaffiliated with Dr. Kapoor acquire beneficial ownership of more than 50% of the outstanding common stock of the Company, and (iii) Dr. Kapoor waived his right to receive $40,000 otherwise payable to him by the Company for serving as Chairman of the Board in fiscal 1996.

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

Date:  October 28, 1996

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

       Signature                    Title              Date




/s/ John N. Kapoor, Ph.D.     Chief Executive        October 28, 1996
 John N. Kapoor, Ph.D.          Officer and
                            Director (Principal
                             Executive Officer)


/s/ Eric M. Wingerter          Vice President -      October 28, 1996
 Eric M. Wingerter       Finance and Administration
                            (Principal Financial
                           Officer and Principal
                            Accounting Officer)



* /s/ Floyd Benjamin              Director           October 28, 1996
Floyd Benjamin


* /s/ Daniel E. Bruhl, M.D.       Director           October 28, 1996
 Daniel E. Bruhl, M.D.


* /s/ J. Ed Campbell, M.D.        Director           October 28, 1996
 J. Ed Campbell, M.D.


* /s/ George S. Ellis, M.D.       Director           October 28, 1996
 George S. Ellis, M.D.


* /s/ Doyle S. Gaw                Director           October 28, 1996
 Doyle S. Gaw



* /s/ David H. Turner, M.D.       Director            October 28, 1996
 David H. Turner, M.D.


* /s/ Lawrence A. Yannuzzi, M.D.  Director            October 28, 1996
 Lawrence A. Yannuzzi, M.D.


*By:   /s/ Eric M. Wingerter
    Eric M. Wingerter
     Attorney-in-fact