Form 10-Q
period 1996-09-30
AKORN INC
filed 1996-11-14
CIK 3116

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q


     (X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1996

     ( )   Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
           For the transition period from _______ to _______



                   Commission File Number:   0-13976




                              AKORN, INC.
         Exact Name of Registrant as Specified in its Charter)



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

At November 6, 1996 there were 16,582,073 shares of common stock, no par value, outstanding.

               PART I.  FINANCIAL INFORMATION




Item 1.  Financial Statements (Unaudited)




The following financial statements are provided on the page numbers indicated below:


Condensed Consolidated Balance Sheets -
  September 30, 1996 and June 30, 1996                            2


Condensed Consolidated Statements of Income -
  Three months ended September 30, 1996 and 1995                  4


Condensed Consolidated Statements of Cash Flows -
  Three months ended September 30, 1996 and 1995                  5


Notes to Condensed Consolidated Financial
  Statements                                                      6

Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations



The information called for by this item is provided on page 8.

                              AKORN, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                          DOLLARS IN THOUSANDS

                              (UNAUDITED)


                                    September 30,          June 30,
                                         1996               1996*
                                   ________________    _________________

ASSETS


CURRENT ASSETS
 Cash and cash equivalents          $      681        $      891
 Short-term investments                    400               902
 Accounts receivable
  (less allowance for uncollectables of
  $359 and $339 at September 30
  and June 30, respectively)             4,847             4,916
 Inventory                               9,481             8,860
 Prepaid expenses and other assets       1,709             1,682
                                  ________________   _________________
 TOTAL CURRENT ASSETS                  17,118            17,251



OTHER ASSETS                            1,323             1,042



PROPERTY, PLANT AND EQUIPMENT           19,938            18,522
Accumulated depreciation               (8,054)           (7,771)
                                  _________________   _________________
                                        11,884            10,751
Construction in progress                   999               773
                                  _________________   _________________
                                        12,883            11,524
                                  _________________   _________________

TOTAL ASSETS                        $   31,324        $   29,817
                                  =================   =================

                                       September 30,        June 30,
                                          1996               1996*
                                    _______________  __________________

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
 Short-term borrowings              $      400        $    1,294
 Current installments of long-term
   debt and capital lease
   obligations                           1,160               858
 Trade accounts payable                  1,782             2,680
 Income taxes payable                      641               626
 Accrued chargebacks                     2,409                 -
 Accrued expenses and other liabilities  3,880             4,143
                                    ________________  ________________
  TOTAL CURRENT LIABILITIES             10,272             9,601

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS              4,502             3,544

OTHER LONG-TERM LIABILITIES                197               371

SHAREHOLDERS' EQUITY
 Common stock, no par value--
  authorized 20,000,000 shares; issued
  16,600,927 shares at September 30 and
  June 30; outstanding 16,582,073 and
  16,573,915 shares at September 30 and
  June 30, respectively                 14,174            14,174
 Treasury stock, at cost-- 18,854 and
  27,012 shares at September 30 and
  June 30, respectively                    (64)              (92)
 Retained earnings                       2,243             2,219
                                     _______________    ______________
TOTAL SHAREHOLDERS' EQUITY              16,353            16,301
                                     _______________    ______________
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $   31,324        $   29,817
                                     ===============    ==============


*Condensed from audited consolidated financial statements.
  See notes to condensed consolidated financial statements.

                              AKORN, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

                              (UNAUDITED)

                                                      Three months ended
                                                         September 30,
                                                        1996      1995
                                                    ____________ ___________

Net sales                                           $    8,101   $  8,739
Cost of sales                                            5,132      5,434
                                                    ____________  ___________
  GROSS PROFIT                                           2,969      3,305

Selling, general and
 administrative expenses                                 2,433      2,305
Research and development                                   515        249
                                                     ___________  ___________
                                                         2,948      2,554
                                                     ___________  ___________
  OPERATING INCOME                                          21        751

Interest expense                                         (128)        (93)
Interest and other income, net                             164        112
                                                     ___________  ____________
                                                            36         19
  INCOME BEFORE
   INCOME TAXES                                             57        770


 Income taxes                                               22        271
                                                      ___________  ___________

  NET INCOME                                        $       35     $  499
                                                      ===========  ===========

Per Share:


  NET INCOME                                        $        -     $  .03
                                                      ===========  ===========
  WEIGHTED AVERAGE
    SHARES OUTSTANDING                               16,867,228   16,659,700

See notes to condensed consolidated financial statements.

                              AKORN, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          DOLLARS IN THOUSANDS

                              (UNAUDITED)

                                               Three months ended September 30,
                                                        1996           1995
                                                    _____________ _____________
OPERATING ACTIVITIES
 Net income                                          $        35       $499
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                             342       208
   Gain on sale of investments                                 -       (80)
 Changes in operating assets and liabilities                 512      (350)
                                                     _____________ ____________
NET CASH PROVIDED BY OPERATING ACTIVITIES                    889       277

INVESTING ACTIVITIES
 Purchases of property, plant and equipment              (1,643)      (230)
 Net maturities of investments                               502       271
 Purchase of injectable product line                       (340)        -
 Product licensing costs                                       -       (28)
                                                      _____________ ___________
NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                          (1,481)        13

FINANCING ACTIVITIES
 Repayment of long-term debt and capital leases            (240)       (72)
 Proceeds from sale of stock                                  16        37
 Proceeds from issuance of long-term debt                  1,500         -
 Repayment of short-term borrowings, net                   (894)       (65)
                                                       ___________ ____________
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                       382      (100)
                                                        __________ ____________
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                      (210)       190

 Cash and cash equivalents at beginning of period            891       775
                                                       ___________  ___________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                    $       681    $  965
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION:

 Interest paid, net of amount capitalized            $       121    $   93
                                                       ===========  ===========

 Income taxes paid, net of refunds                   $         -    $  180
                                                       ===========  ===========

See notes to condensed consolidated financial statements.

                              AKORN, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation.

The Company acquired Pasadena Research Laboratories, Inc. (PRL) effective May 31, 1996 in a business combination accounted for as a pooling of interests. The acquired operations of PRL were merged into the operations of Taylor Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, subsequent to the acquisition. Accordingly, all financial information presented has been restated to include the operations of PRL.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 1996, included in the Company's Annual Report on Form 10-K.

NOTE B - INCOME TAXES

The Company is currently in discussions with the Internal Revenue Service (IRS) regarding the examination of tax returns for years 1988 through 1993. The IRS has proposed adjustments to such returns, some of which the Company has agreed to and paid, and some which the Company is currently appealing. The Company does not currently anticipate any adverse financial statement effect from the appealed assessment as accruals for the financial statement effects of these proposed adjustments have been previously recorded.

NOTE C - EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of common shares outstanding. The computation of the weighted average number of shares outstanding for all periods presented includes the dilutive effect of stock options and warrants using the treasury stock method.

NOTE D - INVENTORY

The components of inventory are as follows (in thousands):

                                        September 30,        June  30,
                                            1996               1996
                                        ______________    _______________


Finished goods                            $    5,376        $     5,376
Work in process                                1,435              1,311
Raw materials and supplies                     2,670              2,173
                                        ______________     _______________
                                          $    9,481        $     8,860
                                        ==============     ===============

The inventories are reported net of reserves for unsaleable items of $581,134 and $681,920 as of September 30 and June 30, 1996,
respectively.

NOTE E - ACQUISITION OF INJECTABLE PRODUCT LINE

Effective July 1, 1996, the Company entered into an agreement with Janssen Pharmaceutica, Inc. (Janssen) to acquire the rights to distribute an injectable product line in the anesthesia/analgesia area. As part of this agreement, the Company also acquired certain high-speed inspection equipment. Pursuant to the agreement, the acquisition transfers ownership of the NDAs for the three products, as well as the trade names and trademarks in the United States. In exchange for these product licenses and equipment, the Company paid Janssen $1.6 million on the effective date of the agreement which was financed primarily through a $1.5 million credit facility with the Company's commercial bank. In accordance with the agreement, Akorn will be required to provide certain other products to Janssen, at no cost, having a value expected not to exceed $100,000. The portion of the acquisition costs allocated to the acquired products ($340,000) will be amortized over 15 years.

NOTE F - CHARGEBACK ACCRUAL

The Company records an estimate for the difference between gross sales of certain products to wholesalers and expected sales of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations. The portion of this accrual which relates to wholesaler sales that have not yet been collected is reported as a reduction to accounts receivable. The portion of this accrual which relates to wholesaler sales which have been collected is reported as a liability in the balance sheet. For the products acquired from Janssen (Note E), the wholesale price is significantly greater than the contract prices. Accordingly, the liability for accrued chargebacks increased significantly from June 30, 1996.

NOTE G - LITIGATION

The Company is involved in various litigation and claims arising in the normal course of business. The Company's management believes that any liability the Company may have in these matters would not have a material effect on the consolidated financial statements.

                                 AKORN, INC.

                    MANAGEMENT'S  DISCUSSION AND ANALYSIS

                         OF FINANCIAL CONDITION AND

                            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Effective May 31, 1996, the Company acquired Pasadena Research Laboratories, Inc. (PRL) in a business combination accounted for as a pooling of interests. The acquired operations of PRL were merged into those of the Company's wholly-owned subsidiary Taylor Pharmaceuticals, Inc. (Taylor). The merger helped establish an injectable distribution segment for reporting purposes. All financial information presented has been restated to include the operations of PRL.

Net Sales
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                 Three Months Ended
                                                     September 30,
                                                   1996        1995
                                                __________  ___________
                                                    (In thousands)

Ophthalmic distribution                         $  4,854    $ 5,616
Injectable distribution                            1,902        850
Contract manufacturing                             1,345      2,273
                                               ___________  __________
Total net sales                                 $  8,101    $ 8,739
                                               ===========  ==========

Consolidated net sales declined 7% in the quarter ended September 30, 1996 compared to the same period in 1995, with sales of $8.1 million versus $8.7 million.

For the quarter ended September 30, 1996, ophthalmic distribution sales declined 14% from the comparable period in 1995. This decline is primarily related to the ongoing effect of the Company's decision to discontinue its practice of giving discounts to wholesalers at the end of every quarter. While this decision has resulted in lower sales volume, it is expected to have a positive impact on margins in the future. The generic pharmaceutical market continues to experience price erosion which has impacted sales and margins. However, the patent for the most significant therapeutic ophthalmic pharmaceutical product (Timolol Maleate) will expire in March 1997. As previously announced, the Company has received pre-approval on this product from the FDA. The Company is aggressively pursuing negotiations with wholesaler and chain pharmacy customers for the stocking of this product once patent expiration occurs. The Company's core business of sales to practitioners remains solid and margins are relatively stable. Efforts of the ophthalmic division sales and marketing group will continue to be focused in this area.

For the quarter ended September 30, 1996, injectable distribution sales more than doubled as compared to the same period in 1995. This increase includes the effects of the recent acquisition of an injectable product line from Janssen Pharmaceutica, Inc. (Janssen) on July 1, 1996. Prior to the acquisition, sales of this product line were reported as contract manufacturing sales. Sales of the Janssen product for the quarter ended September 30, 1996 were $617,000. In addition, the injectable distribution segment has experienced growth on several of its high-margin niche products.

Since the merger with PRL, the Company has redirected a significant amount of its R&D efforts towards the development of generic injectable products that will enhance the current product portfolio offering of the injectable distribution segment. Several grandfathered products are expected to be available for sale in early 1997, pending the outcome of our R&D efforts.

For the quarter ended September 30, 1996, contract manufacturing sales declined 41% over the comparable period in 1995. This decline reflects the transfer of sales of the Janssen product line to the injectable distribution segment as noted above, and weakness in other contract sales. Since the merger with PRL and the addition of new management, the Company has increased its marketing efforts in the area of contract manufacturing. This marketing effort focuses on Taylor's ability to provide a full range of services including product development, regulatory and sterile manufacturing. These efforts are expected to help establish more long-term relationships with contract customers.

Gross Profit
Consolidated gross profit declined 10% to $3.0 million in the quarter ended September 30, 1996 compared to $3.3 million for the same period of the previous year, with gross margins declining slightly by one percentage point. Margins for the ophthalmic segment were flat during the comparable periods. While margins improved in the injectable distribution segment, weakness in the contract manufacturing segment resulted in an overall decline in consolidated margins due to underabsorption of overhead.

In August, the Company took steps to reduce a significant portion of its fixed and variable costs in the manufacturing operations. However, low plant volume related to weakness in the contract manufacturing segment and lower ophthalmic volume are expected to continue to have a negative impact on gross margins in the manufacturing operations for the next several quarters. The lower ophthalmic volume is attributable to the Company's decision to discontinue its practice of discounting to wholesalers noted above. This policy change has resulted in a current overstock issue for several ophthalmic products.

Selling, General and Administrative Expenses
Selling, general and administrative (S,G&A) expenses increased 6% during the quarter ended September 30, 1996, as compared to the same period in 1995. This slight increase is primarily associated with changes in the timing of certain large promotional expenses for the ophthalmic segment and enhanced sales and marketing efforts in the contract manufacturing and injectable distribution segments.

The percentage of S,G&A expenses to sales increased to 30.0% for the quarter ended September 30, 1996 from 26.4% in the comparable prior year period. This increase is related to the decline in sales and the increase in certain promotional activities noted above. The Company continues to monitor the required level of S,G&A expenses in relation to sales performance.

Research and Development
Research and development (R&D) expense more than doubled to $515,000 for the quarter ended September 30, 1996, as compared to $249,000 for the same period in 1995. This increase reflects a change in the mix of products under development to a lower concentration of ophthalmic products which are being transferred from the Company's previous manufacturing facilities (site transfers). The estimated cost of these site transfers has been previously accrued and therefore does not have an effect on R&D expense as reported in the statements of income. In addition, the Company has continued the aggressive R&D efforts that had been ongoing at PRL through contractual arrangements. The timing of payments under these arrangements is not as consistent as for internally generated products.

As noted previously, the Company has redirected a significant portion of its R&D efforts to injectable products in response to the PRL merger. These efforts include development of new products and the in-house manufacture of products currently distributed by the injectable distribution segment. The Company also continues the development of a non-steroidal anti-inflammatory drug (NSAID) for ophthalmic use licensed from Pfizer. Phase III studies for the NSAID are expected to begin in early 1997. As of September 30, 1996, $657,000 of funds received from Pfizer remain available for the financing of this project.

Interest and Other Income/Expense
Interest expense for the quarters ended September 30, 1996 and 1995 was $128,000 and $93,000, respectively. The increase in interest expense is primarily due to the $1.5 million increase in debt outstanding resulting from the acquisition of the Janssen product line and equipment.

Interest and other income for the quarters ended September 30, 1996 and 1995 was $164,000 and $112,000, respectively. Included in the amount for the quarter ended September 30, 1996 is $150,000 of other income related to international licensing rights granted on one of the Company's ophthalmic products. For the quarter ended September 30, 1995, interest and other income includes an $80,000 gain recognized on the sale of the Company's only equity investment.

Income Taxes
The effective tax rate for the quarters ended September 30, 1996 and 1995 was 38.6% and 35.2%, respectively. The Company has been in discussions the Internal Revenue Service (IRS) regarding the examination of tax returns for the periods of 1988 through 1993. The IRS has proposed adjustments to such returns, some of which the Company has agreed to and paid, and some which the Company is currently appealing. These adjustments primarily relate to the timing of deductions taken for tax purposes in connection with the reorganization of the Company's manufacturing operations in 1991. With respect to the appealed items, the Company does not anticipate any adverse financial statement effect as accruals have been previously recorded.

Net Income
Net income for the quarter ended September 30, 1996 was approximately break-even compared to the prior year amount of $499,000 or three cents per share, as a result of the factors noted above.

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

The net cash provided by operating activities for the three months ended September 30, 1996 was $889,000 compared to $277,000 for the corresponding period in 1995. During the current quarter, the Company recognized a significant cash benefit associated with wholesaler chargebacks for the Janssen product line (see Note E to the financial statements). This benefit was somewhat offset by declines in trade accounts payable and increases in inventory. The Company is currently revising and enhancing its control procedures associated with inventory control. These changes are expected to help reduce inventory levels within the Company beginning after the end of the calendar year.

In 1996, the Company will continue to fund the payment of certain previously accrued research and development activities including the site transfer of ANDAs and development of the NSAID discussed previously. Management believes that existing cash, cash flows from operations, and the available working capital line of credit are sufficient to handle these short-term needs.

In addition to these short-term needs, the Company may be required to pay additional interest and taxes in connection with the examination by the IRS of tax returns for the periods of 1988 through 1993. The proposed adjustments currently under negotiation with the IRS would result in additional interest and taxes due of approximately $300,000. Payment of the remaining unsettled issues, if any, would be based on the timing of the appeals process and the success of the Company in arguing its position.

Net cash used in investing activities in the quarter ended September 30, 1996 of $1.5 million includes $1.6 million of property, plant and equipment additions, primarily associated with equipment obtained in the Janssen product line acquisition. The Company also invested
$340,000 in cash which was allocated to the acquired product line. These uses of funds were somewhat offset by net maturities of investments of approximately $500,000.

The Company has plans for capital improvements of $1.5 million to $2 million for the remainder of 1996 and 1997. These improvements are for both requirements to meet current FDA and DEA regulations as well as upgrades to the Company's management information systems.

Net cash provided by financing activities for the quarter ended September 30, 1996 of $382,000 primarily relates to the net effect of $1.5 million of long-term borrowings associated with the Janssen product line and equipment acquisition and paydowns on the Company's line of credit and long-term facilities.

As of September 30, 1996, the Company had $2.5 million of working capital financing available under its line of credit. In addition, $1.2 million of construction financing is available. The Company is in the process of restructuring its bank credit facilities to lower its short-term debt service requirements and to allow the flexibility for additional financings for currently needed capital improvements and product acquisitions.

                      PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the fiscal year ended June 30, 1996 and in Note R to the consolidated financial statements included in that report.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               (11.1) Computation of Earnings per Share

               (27)   Financial Data Schedule

        (b)    Reports on Form 8-K

            None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AKORN, INC.




                           /s/ Eric M. Wingerter
                              Eric M. Wingerter
                 Vice President - Finance and Administration
                        (Duly Authorized and Principal
                           Financial Officer)

Date:   November 6, 1996