Form 10-K
period 1996-12-31
AKORN INC
filed 1997-03-31
CIK 3116

===========================================================================

             SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                         FORM 10-K
==========================================================================

[  ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


[x]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

    For the transition period from July 1, 1996 to December 31, 1996

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


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of February 28, 1997 was approximately $27,479,000.

The number of shares of the Issuer's common stock, no par value per share, outstanding as of February 28, 1997 was 16,591,918.


The information contained in this document, other than historical information, consists of forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Such statements regarding the timing of acquiring and developing new products, of bringing them on line and of deriving revenues and profits from them, as well as the effects of those revenues and profits on the company's margins and financial position, is uncertain because many of the factors affecting the timing of those items are beyond the company's control.

                                    PART I

Item 1.      Description of Business.

General Development of Business

   Akorn, Inc. (Akorn or the Company) manufactures, markets and distributes an extensive line of therapeutic, diagnostic and surgical pharmaceutical and over-the-counter ophthalmic products. In addition, through its wholly-owned subsidiary Akorn Manufacturing, Inc., doing business as Taylor Pharmaceuticals (Taylor), the Company manufactures and distributes injectable pharmaceutical products and provides sterile contract manufacturing services to a number of large and small pharmaceutical companies. Akorn is a Louisiana corporation founded in 1971. For most of its 25 year history, the Company has been headquartered in Abita Springs, Louisiana, a suburb of New Orleans. Recently, the Company announced that it would be moving its headquarters and most of its Ophthalmic Division operations to Lincolnshire, Illinois, a suburb of Chicago.

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

   In January 1992, the Company acquired Taylor of Decatur, Illinois. Akorn immediately began the process of transferring to Taylor the operations formerly conducted at the Los Angeles facility while maintaining the sterile contract manufacturing business conducted by Taylor. In May 1996, the Company acquired Pasadena Research Laboratories, Inc. (PRL), a developer and distributor of injectable products, and merged PRL into Taylor, thereby creating a fully-integrated injectable pharmaceutical company. The merger also expanded Taylor's current product line.

   Upon  its  acquisition  of  PRL,  the   Company  reorganized  its
operations into two divisions, the Ophthalmic Division and the Injectable Division. The Ophthalmic Division, which operates through Akorn, consists of the marketing and distribution of ophthalmic products. The Injectable Division, which is operated through Taylor, consists of the injectable products manufacturing and distribution business and contract manufacturing business. For information regarding sales, operating income and identifiable assets for each of the Company's segments, see Note R to the financial statements included in
Item 8 of this report.

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



Contract Manufacturing Business

   Taylor also manufactures sterile products on a contract basis for third parties. The majority of Taylor contracts are short-term in nature and operate on the basis of signed purchase orders. However, Taylor is in the process of developing longer-term contracts with minimum quantity requirements in order to strengthen the commitments from its contract customers. Because of the present nature of Taylor's contracts, its contract manufacturing is more volatile than the ophthalmic distribution and injectable distribution segments. Given that sales to contract customers are large in relation to the distribution segments, sharp reductions in contract manufacturing sales can occur should customers discontinue the contract for any reason.

Sales and Marketing

   While the Company's distributed ophthalmic and injectable product lines include some unique products, the majority are non-proprietary. As a result, the Company relies on its expertise in marketing, distribution, development, and low cost manufacturing in order to maintain and increase market share.

   The Company maintains an efficient three-pronged ophthalmic distribution sales effort. This effort includes 24 outside sales representatives who, together with two district managers, make personal calls on customers in the Northeast, Southeast, Midwest and West regions of the country. In addition, the Company maintains an in-house telemarketing and a customer service sales group of 21 persons and a direct-mail marketing effort. Ophthalmic distribution customers consist primarily of ophthalmologists, optometrists, independent pharmacies, and full-service wholesalers whose customers include hospitals and other institutions.

   The Company's sales and marketing efforts in the injectable distribution business include seven telemarketing and customer service representatives and direct-mail activities. Injectable distribution customers consist primarily of hospitals and specialty physicians. In addition, the Company has established several strategic alliances to help distribute its injectable products to Group Purchasing Organizations (GPOs). The GPO market is expected to become a significant component of sales to the injectable distribution segment as the Company aggressively expands its generic injectable product offering to include more high volume products. The Company also intends to build a key account sales force for the injectable segment over the next several years as new products are introduced.

   The Company's sales and marketing efforts in the contract manufacturing business have been limited to personal contact with major pharmaceutical companies and limited trade journal advertisements. Attendance at manufacturing trade shows and an aggressive marketing of the full-service capabilities of Taylor's contract operations have recently begun. The Company's contract customers include several large pharmaceutical companies. Throughout Taylor's history, it has performed contract manufacturing services for some of the largest pharmaceutical companies.

   The Company stresses its service, quality and cost as means to attract and keep customers.

Research and Development

   The acquisition of Taylor provided the Company with resources to begin its research and development program, which began in the last quarter of fiscal 1992 and has since expanded. As of December 31, 1996, the Company had three new ophthalmic Abbreviated New Drug Applications (ANDAs) in various stages of development for products which the Company has not previously manufactured. See "Government Regulation" these products, along with a recently approved ANDA product which the Company will market upon patent expiration of the innovator product, have a current aggregate brand market of approximately $150 million. In addition, by December 31, 1996, the Company had eleven injectable products in various stages of development. These injectable products have a current aggregate brand market of approximately $500 million. Several of these products require ANDA submission while others are considered Category B products (see "Government Regulation") and therefore do not require FDA approval. No assurance can be given as to whether the Company will develop marketable products based on these filings or as to the size of the market for any such products.

   The Company has targeted its research and development efforts over the next three years on 25 to 30 additional ophthalmic and injectable products, the patents on which have expired or will expire in the near future. No assurance can be given as to whether any Company products will be developed as a result of these efforts or as to when any such products may be produced and marketed by the Company. Production and marketing of any such products are expected to take several years.

   The Company also maintains an aggressive product licensing effort. This effort allows the Company to use its strength in marketing ophthalmic and injectable products. The Company also anticipates manufacturing many of the licensed products.

   At December 31, 1996, 15 full-time employees of the Company were involved in research and development and product licensing. The Company's research and development expenditures for the six month period ended December 31, 1996 were $948,000. For the twelve month periods ended June 30, 1996, 1995 and 1994 these expenditures totaled $1.9 million, $1.7 million and $1.4 million, respectively.

   The Company expects its research and development expenditures to increase in calendar 1997.

Employee Relations

   The Company has 295 full-time employees, of whom 95 are employed in its Ophthalmic Division, 198 are employed in its Injectable Division, and 2 are employed in its Corporate Division. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

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

   The competitors which are dominant in the ophthalmic distribution industry are Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Steris Pharmaceuticals, Inc. (Steris) and Bausch & Lomb, Inc. (B&L). The Company competes primarily on the basis of price and service. The Company's principal suppliers of ophthalmic products, Steris and B&L are in direct competition with the Company in several markets. Both generic and name brand companies compete in the injectable generic distribution industry and include Abbott Labs, Gensia, Marsam, Steris, Elkin Sin and American Regent.

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

Product Supply

   Since the acquisition of Taylor in 1992, the Company has been steadily regaining control of the supply of its ophthalmic pharmaceutical products, which had been impacted by the closure of the Los Angeles facility in 1991. The only unaffiliated supplier of products which accounted for more than 10% of the Company's ophthalmic distribution sales during the six month period ended December 31, 1996 was Sight Pharmaceuticals, Inc. (a division of B&L). This company supplied products accounting for approximately 15% of the Company's net ophthalmic distribution sales for the period.

   The Company uses several suppliers for its injectable distribution business, none of which accounted for 10% or more of net injectable distribution sales in 1996. Several of the leading products distributed by this segment are in the process of being transferred to Taylor's manufacturing facilities. The Company intends to produce the majority of its high volume injectable distribution products over the next several years.

Government Regulation

   All pharmaceutical manufacturers and distributors are subject to extensive regulation by the federal government, principally by the FDA and, to a lesser extent, by state governments. The federal Food, Drug and Cosmetic Act (the FDA Act), the Controlled Substance Act, and other federal statutes and regulations govern or influence the development, testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising, and promotion of products by the Company and its subsidiaries. Included among the requirements of these statutes is that the manufacturer's methods conform to cGMPs provided for in FDA regulations. Pursuant to its powers under the FDA Act, the FDA inspects drug manufacturers and storage facilities to determine compliance with its Good Manufacturing Practice regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal of the government to approve new drug applications, and criminal prosecution. The FDA also has authority to revoke approval of drug products.

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

   The Company also manufactures and distributes several controlled-drug substances, the distribution and handling of which are regulated by the Drug Enforcement Agency (DEA). Strict compliance with DEA regulations is necessary to continue distribution of controlled drugs. Failure to comply with regulations can result in fines or seizure of product.

Item 1A.   Executive Officers of the Registrant.

   The following table sets forth the executive officers of the Company as of February 28, 1997. Each officer serves as such at the pleasure of the Board of Directors.

Officer Name                Age         Position with the Company
-------------              -----       --------------------------

John N. Kapoor, Ph.D.       53      Chairman   of  the  Board  and  Chief
                                    Executive Officer

Floyd Benjamin              53      Executive   Vice   President  of  the
                                    Company and President of the Injectable
                                    Division

R. Scott Zion               46      Senior Vice President of the Company
                                    and General Manager of the Ophthalmic
                                    Division

Rita J. McConville          38      Vice President of the Company, Chief
                                    Financial Officer and Secretary


Item 2. Description of Property.

   Currently, the Company's ophthalmic executive offices, sales and distribution center are based in two adjacent buildings totaling approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana. The Company plans to sell and/or lease these facilities once the relocation of these operations to Lincolnshire, Illinois is completed.

   The Company recently signed a lease for approximately 11,000 square feet of office space in Lincolnshire, Illinois. This space will be used primarily for the Ophthalmic Division sales and marketing and financial accounting operations, along with all corporate operations of the Company. Additional space will also be available for certain sales and marketing activities of the Injectable Division.

   The Company also owns a 76,000 square-foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, the Company owns a 55,000 square-foot manufacturing facility, also in Decatur, Illinois. The Company also leases 7,000 square feet of office and warehousing space in San Clemente, California for use in the injectable distribution segment, including sales, distribution and executive offices. This space, along with available space in Decatur, Illinois, is considered adequate to accommodate growth in the injectable distribution and contract manufacturing operations for the foreseeable future.

Item 3.Legal Proceedings.

   From time to time the Company becomes involved, in the ordinary course of its business, in legal actions and claims. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Management believes, however, that any such liability will not have a material effect on the Company's financial position.

Item 4.Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                   PART II

Item 5.Market for Common Equity and Related Stockholder Matters.

   The Company's Common Stock is traded on the NASDAQ National Market under the symbol AKRN. On February 28, 1997, the Company estimated that the number of holders of its Common Stock was approximately 3,000, including record holders and individual participants in security position listings.

   High and low prices per NASDAQ for the periods indicated were:

                                        Low               High
                                       ------           -------
Six Months Ended December 31, 1996:
1st Quarter                          $  2.06         $     3.50
2nd Quarter                             1.63               2.44

Fiscal Year Ended June 30, 1996:
1st Quarter                          $  2.25         $     2.81
2nd Quarter                             2.06               3.13
3rd Quarter                             2.44               3.19
4th Quarter                             2.53               3.50

Fiscal Year Ended June 30, 1995:
1st Quarter                           $ 2.38         $     3.19
2nd Quarter                             2.94               4.00
3rd Quarter                             2.88               3.63
4th Quarter                             2.25               3.31


   The Company's Board of Directors decided to suspend the payment of dividends in the first fiscal quarter of 1992. Any such future payments will be, in part, contingent upon the level of the Company's research and development efforts and expansion of operations. The Company's loan agreement includes restrictions on the payment of dividends. During fiscal 1996, dividends paid of $583,000 pertain to Subchapter S distributions made to former PRL shareholders for pre-acquisition earnings.

Item 6.  Selected Consolidated Financial Data.

  In October 1996, the Board of Directors of the Company determined to change the Company's fiscal year from the year ending June 30 to the year ending December 31. The following table sets forth selected consolidated financial information for the Company for the six month transition period ended December 31, 1996 and for the five years ended June 30, 1996:


                           Six months ended                        Years ended
                             December 31                             June 30
                                1996(1)      1996(1)      1995(1)    1994(1)    1993(3)     1992(4)
--------------------------------------------------------------------------------------------------------
PER SHARE
Equity                        $    .98    $      0.97    $    0.93   $   0.76   $   0.47   $    0.35
Net income (loss)             $    .00    $      0.05    $    0.15   $   0.14   $   0.12   $   (0.51)
Price: High                   $   3.50    $      3.50    $    4.00   $   3.88   $   3.13   $    4.13
          Low                 $   1.63    $      2.06    $    2.25   $   1.88   $   1.50   $    1.25
P/E:   High                         NM             70x          27x        28x        26x         NM
          Low                       NM             41x          15x        13x        13x         NM

INCOME DATA (000)
Net sales                       16,519         33,925       37,505     31,266     23,612      20,914
Gross profit                     5,758         11,953       15,177     13,218      9,699       7,942
Operating income (loss)            130          1,089        3,910      2,654      1,712      (7,237)
Interest expense                 (243)          (441)         (25)      (181)      (288)        (305)
Pretax income (loss)                70            977        3,738      2,573      1,518      (7,370)
Income taxes (benefit)              26            189        1,232        158      (263)        (521)
Net income (loss)                   44            788        2,506      2,415      1,781      (6,849)
Weighted average shares
  outstanding                   16,763         16,788       16,799     16,711     14,799      13,522

BALANCE SHEET (000)

Current assets                  16,921         17,251       15,474     15,044      9,209       9,989
Net fixed assets                12,833         11,524       11,060      6,346      5,325       5,174
Total assets                    31,094         29,817       27,491     22,190     15,008      15,692
Current liabilities              8,717          9,601        7,016      7,106      3,764       7,559
Long-term obligations            6,003          3,915        4,890      2,380      4,328       3,396
Shareholders' equity            16,374         16,301       15,585     12,704      6,916       4,737

FUNDS FLOW DATA (000)

From operations                  2,553             10          712      2,212      (479)        (414)
Dividends paid (2)                   -          (583)            -          -          -           -
From investing                 (2,028)          (873)      (4,943)    (3,745)      (531)       2,239
From financing                    (36)            979        3,112      2,313       (26)      (1,001)
Change in cash & equivalents       489            116      (1,119)        780    (1,036)         824

RATIO ANALYSIS

Gross margin                       34.9%         35.2%        40.5%      42.3%      41.1%       38.0%
Operating margin                     .8%          3.2%        10.4%       8.5%       7.3%      (34.6)%
Pretax margin                        .4%          2.9%        10.0%       8.2%       6.4%      (35.2)%
Effective tax rate                 37.1%         19.3%        33.0%       6.1%     (17.3)%        NM
Net margin                           .3%          2.3%         6.7%       7.7%       7.5%      (32.7)%
Return on assets                     .1%          2.8%        10.1%      13.0%      11.6%      (39.6)%
Return on equity                     .3%          4.9%        17.7%      24.6%      30.6%      (89.0)%

All of the information shown in the table above for the five year period ended June 30, 1996 has been restated to reflect the combined operations of Akorn and Pasadena Research Laboratories, Inc. (PRL). The information shown in the table for 1992 has been restated to reflect the combined operations of Akorn and Taylor.

(1) For information regarding the effects of unusual, infrequently occurring or year end adjustments on reported results for the twelve month periods ended June 30, 1994 through 1996, and for the six month period ended December 31, 1996, see Notes B, E and P to the financial statements included in Item 8 of this report.

(2) Dividends paid pertain to Subchapter S distributions made to former PRL shareholders for pre-acquisition earnings.

(3) Includes the reversal of the provision for a litigation judgment ($0.7 million), the reduction of estimated costs of reorganizing manufacturing operations ($0.4 million), and income tax benefits ($0.3 million).

(4) Includes charges for the reorganization of manufacturing operations ($5.3 million), acquisition costs of Taylor ($1.3 million), and provision for a litigation judgment ($0.8 million).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's  discussion  and  analysis  of  financial  condition  and
results  of  operations  should  be  read   in   conjunction   with  the
accompanying financial statements.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

  Effective July 1, 1996, the Company changed its fiscal year end from June 30 to December 31. The table below includes the summary income statement for the six month periods ended December 31, 1996 and 1995 which should be considered for the discussions which follow.

                                             Six Months Ended December 31
                                                  1996           1995
                                            _____________________________
                                      (in thousands, except per share amounts)

Net Sales:
  Ophthalmic distribution                       $ 10,271       $ 11,119
  Injectable distribution                          3,119          1,673
  Contract manufacturing                           3,129          4,157
                                               ____________  _____________
                                                  16,519         16,949

Cost of goods sold                                10,761         10,472
                                               ____________  _____________
  GROSS PROFIT                                     5,758          6,477

Selling, general and administrative expenses       4,819          4,701
Research and development                             809            478
                                               ____________  _____________
                                                   5,628          5,179
                                               ____________  _____________
  OPERATING INCOME                                   130          1,298

Interest and other income (expense) net             (60)            (9)
                                               ____________  _____________
  INCOME BEFORE INCOME TAXES                          70          1,289

Income taxes                                          26            493
                                               ____________  _____________
  NET INCOME                                    $     44       $    796
                                               ============  =============
  NET INCOME PER SHARE                          $      -       $    .05
                                               ============  =============
Net Sales

  The Company's consolidated net sales declined 3% to $16.5 million for the six months ended December 31, 1996 as compared to the same period in 1995. Ophthalmic distribution sales declined 8% from the comparable period in 1995. This decline is primarily related to the effect of the Company's decision to discontinue its practice of giving discounts to wholesalers at the end of every quarter effective with the quarter ended June 30, 1996. The effect of this decision was mainly realized in the quarter ended September 30, 1996, as sales for this division for the quarter ended December 31, 1996 were $5.4 million, or flat with sales for the quarter ended December 31, 1995.

  While this decision has resulted in lower sales volumes, it is expected to have a positive impact on margins in the future and it has allowed for the better management and projection of sales for the division. The generic pharmaceutical market continues to experience price erosion which has impacted sales and margins. However, the patent of the most significant therapeutic ophthalmic pharmaceutical product (Timolol Maleate) will expire in late March 1997. As previously announced, the Company has received pre-approval from the FDA to manufacture and sell this product as a generic pharmaceutical and is aggressively pursuing negotiations with wholesalers and chain pharmacies for the stocking of this product once patent expiration occurs. The Company's core business of sales to practitioners remains solid and margins are relatively stable. Efforts of the ophthalmic division sales and marketing group, now headed by the recently hired General Manager R. Scott Zion, will continue to be focused in this area.

  For the six months ended December 31, 1996, injectable distribution sales nearly doubled as compared to the same period in 1995. This increase includes the effects of the acquisition of an injectable product line from Janssen Pharmaceutica, Inc. (Janssen) on July 1, 1996. Prior to the acquisition, sales of this product line were reported as contract manufacturing sales. Sales of the Janssen product line for the six month period ended December 31, 1996 were $1.1 million. In addition, the injectable distribution segment has experienced growth on several of its high-margin niche products.

  Since the merger of Taylor with Pasadena  Research  Laboratories, Inc.
(PRL) in May 1996, the Company has redirected a significant amount of its R&D efforts towards the development of generic injectable products that will enhance the current product portfolio offering of the injectable distribution segment. Several Category B products are expected to be available for sale in early 1997, pending the outcome of the Company's R&D efforts.

  For the six months ended December 31, 1996, contract manufacturing sales declined 25% from the comparable period in 1995. This decline is primarily attributable to the transfer of sales of the Janssen product line to the injectable distribution segment as noted above. Since the merger with PRL, and the addition of new management, the Company has increased its marketing efforts in the area of contract manufacturing. This marketing effort focuses on Taylor's ability to provide a full range of services, including product development, regulatory and sterile manufacturing. These efforts are expected to help establish more long-term relationships with contract customers.

Gross Profit

  Consolidated gross profit declined 10% to $5.8 million in the six months ended December 31, 1996 compared to $6.5 million for the same period of the previous year, with gross profit margin declining approximately three percentage points to 34.9%. Gross profit margin for the ophthalmic distribution segment improved slightly by one percentage point. While gross profit margin improved in the injectable distribution segment, reduced volume in the contract manufacturing segment resulted in an overall decline in consolidated gross profit margin due to underabsorption of overhead.

  In August 1996, the Company took steps to reduce a significant portion of its fixed and variable costs in the manufacturing operations. However, low plant volume related to weakness in the contract manufacturing segment and lower ophthalmic production due to high inventory levels caused by the change in wholesaler discounting policies, had a negative impact on manufacturing margins.

  In the quarter ended December 31, 1996, the Company increased its reserve for estimated unsaleable inventory by approximately $260,000. This change in estimate is reported as a decrease in gross profit. Excluding this change in estimate, the gross margin of the six months ended December 31, 1996 and 1995 was 36.4% and 38.2%, respectively.

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

Selling, General and Administrative Expenses

  Selling, general and administrative (S,G&A) expenses increased 3% during the six months ended December 31, 1996 as compared to the same period in 1995. This slight increase is primarily associated with changes in the timing of certain large promotional expenses for the Ophthalmic Division and enhanced sales and marketing efforts in the contract manufacturing and injectable distribution segments.In the quarter ended December 31, 1996, the Company reduced its reserve for products being transferred from the Company's previous manufacturing facilities (site transfers) by $207,000, primarily due to the decision not to pursue an exclusive raw material source on one of these products.
  The percentage of S,G&A expenses to sales increased to 29.2% for the six months ended December 31, 1996 from 27.7% in the comparable prior year period.

Research and Development

  Research and development (R&D) expense for the six months ended December 31, 1996 increased by 69% to $809,000, compared to $478,000 for the same period in 1995. This increase reflects a change in the mix of products under development due to a reduced emphasis on site transfers. The estimated cost of these site transfers has been previously accrued and therefore does not have an effect on R&D expense as reported in the statements of income. In addition, through most of the six months ended December 31, 1996, the Company continued the aggressive R&D efforts that had been ongoing at PRL through contractual arrangements

  As noted previously, the Company has redirected a significant portion of its R&D efforts to injectable products in response to the PRL merger. These efforts include development of new products and the in-house manufacture of products distributed by the injectable distribution segment. The Company also continues the development of a non-steroidal, anti-inflammatory drug (NSAID) for ophthalmic use which was licensed from Pfizer Inc. (Pfizer). Phase III studies for the NSAID are expected to begin in early 1997. As of December 31, 1996, approximately $600,000 of funds received from Pfizer remain available for the financing of this project. Based on the above, it is anticipated that R&D expense will increase in 1997. However, the Company will continue to monitor such expenses in light of operating performance.

Interest and other income/expense

  Interest and other expense, net increased $51,000 for the six months ended December 31, 1996 as compared to the same period in 1995. This increase is primarily related to the increase in interest expense associated with a greater average outstanding loan balance on the Company's term debt. The primary increase in the term debt resulted from the borrowing of $1.5 million in July 1996 in connection with the acquisition of the Janssen product line which included certain production equipment for the products.

  The Company anticipates that interest expense will increase significantly in 1997 as a result of the new long-term debt associated with the Janssen product acquisition and 1997 anticipated capital improvements. A portion of this interest is expected to be capitalized during 1997 during validation and construction periods.

Income taxes

  The effective tax rate for the six months ended December 31, 1996 and 1995 was 36.9% and 38.2%, respectively. The Company has reached a preliminary settlement with the Internal Revenue Service (IRS) regarding proposed adjustments made during the examination of tax returns for the periods of 1988 through 1993 which the Company appealed. These proposed adjustments primarily related to the timing of deductions taken for tax purposes in connection with the reorganization of the Company's manufacturing operations in 1991. The settlement which has been obtained through the appeals process must be approved by the Joint Committee on Taxation. Adjustments to reflect the proposed settlement, primarily related to interest of approximately $300,000 to $400,000 have been made in previous financial statements.

Net Income

  Net income for the six months ended December 31, 1996 was approximately break-even compared to the prior year income of $796,000 or five cents per share, primarily due to the low overhead absorption in the Company's manufacturing facility and the increase in R&D expenditures noted above.

COMPARISON OF THE TWELVE MONTHS ENDED JUNE 30, 1996, 1995 AND 1994

In the following discussions, references to financial results during a given year relate to the twelve-month period ending June 30 of that year, unless otherwise indicated.

Net Sales

  The Company's consolidated net sales declined 10% to $33.9 million in 1996 compared to the prior year. This follows a 20% increase in the prior year as compared with 1994. The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                Years Ended June 30
                                          1996          1995        1994
                                     _________________________________________
                                                     (In millions)
Ophthalmic distribution              $    20.8       $   23.8        $   20.7
Injectable distribution                    4.2            4.6            2.9
Contract manufacturing                     8.9            9.1            7.7
                                     _________________________________________
  Total net sales                    $   33.9        $   37.5        $  31.3
                                     =========================================

  Ophthalmic distribution sales include a broad range of therapeutic, diagnostic, surgical and office-based products. Ophthalmic distribution sales declined 13% in 1996 as compared to 1995 and increased 15% in 1995 as compared to 1994. The decline in sales for 1996 is attributable primarily to two factors. These include the loss of sales for AK-Con-A, the Company's previously best-selling allergy product, and the discontinuance of certain discounting practices with wholesalers in the fourth quarter of 1996 discussed above.

  As previously announced, AK-Con-A was converted to over-the-counter status by the FDA, which required the filing of a NDA. Sales of AK-Con-A were discontinued in October 1994, pending FDA approval of the NDA. The Company received approval of the OTC version of the product in January 1996. The OTC version is being marketed through a joint venture with Pfizer. Royalties earned under this joint venture totaled $333,000 in fiscal 1996. Sales of AK-Con-A were approximately $2 million and $1.4 million, respectively, in 1995 and 1994.

  As discussed above, in the fourth quarter of 1996, the Company discontinued the practice employed by the Ophthalmic Division of giving discounts to wholesalers at the end of every quarter. The Company was willing to forego the additional sales in the quarter in an effort to maintain margins at an acceptable rate in the future. Because of the discontinuance of this practice, the Company estimates that sales for the quarter and fiscal year ended June 30, 1996 were negatively impacted by approximately $1 million.

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

   Contract manufacturing sales were relatively flat in 1996 versus 1995 and increased 18% in 1995 as compared to 1994. Contract sales for 1995 were enhanced by a new contract from Janssen, which increased sales significantly beginning in the second half of fiscal 1994. Sales to Janssen accounted for 12% and 13% of consolidated net sales in 1996 and 1995, respectively. Janssen had recently notified the Company that it would be transferring the production of certain products during fiscal 1996 and 1997 to its own facilities in Puerto Rico. Such products accounted for $1.3 million and $1.4 million in contract manufacturing sales for 1996 and 1995, respectively.

As noted above, effective July 1, 1996, Janssen agreed to transfer to the Company ownership of three injectable products in the analgesia/anesthesia area, two of which previously had been produced for Janssen by Taylor, but which Janssen had determined to discontinue. These products accounted for approximately $2.6 million and $2.9 million in sales for Taylor in 1996 and 1995, respectively. The acquisition of these products will help maintain plant volume from these products and has provided the injectable distribution segment with two highly recognized products.

Income and Expenses

  The following table sets forth the relationship to sales of various income statement items:

                                                 Years Ended June 30

                                       1996            1995          1994
                                       -------------------------------------

Net sales                               100.0%          100.0%      100.0%
Cost of goods sold                       64.8            59.5        57.8
                                      --------------------------------------

Gross margin                             35.2            40.5        42.2

Selling, general and administrative
  expenses                               26.4            27.7        30.8
Research and development                  3.6             2.4         2.9
Acquisition and severance costs           2.0              -            -
                                      ---------------------------------------

Operating income                          3.2            10.4        8.5

Interest and other income
  (expense), net                          (.3)            (.4)       (.3)
                                      --------------------------------------

Income before income taxes                2.9            10.0        8.2

Income taxes                               .6             3.3         .5
                                     ---------------------------------------

Net income                                2.3%            6.7%       7.7%
                                     =======================================

Gross Profit

  The consolidated gross margin percentage declined by 5.3 percentage points from 40.5% in 1995 to 35.2% in 1996. The decline in gross profit margin is primarily due to continued price pressure in the ophthalmic generic pharmaceuticals area due to competition, as well as the loss of the Company's high margin sales of AK-Con-A. In addition, lower plant throughput, primarily in the second half of fiscal 1996, resulted in margin declines for the contract manufacturing segment. Also, in the second half of fiscal 1996, the Company increased its estimate for unsaleable inventory by approximately $500,000. In the quarter ended June 30, 1996, the Company increased its estimate for wholesaler chargebacks by approximately $250,000. These changes in estimate are reported as a decrease in gross margin. Excluding these changes, the gross margin for 1996 was 37.4%, a 3.1 percentage point decline from 1995.

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

Selling, General and Administrative Expenses

  Selling, general and administrative expenses as a percentage of net sales declined 1.3 percentage points from 27.7% in 1995 to 26.4% in 1996. In the quarter ended March 31, 1996, the Company decided to no longer pursue ANDAs for several ophthalmic site transfer products. This decision was based on the cost of the ANDAs versus the future incremental profit to be derived from the sales of these products, given changed market conditions. This change in estimate was also based on the Company's recent decision to enter into the injectable distribution marketplace and the need to redeploy R&D resources for the pursuit of injectable ANDAs. The total amount of the accrual reversed was approximately $316,000 and is included as a reduction in S,G&A expenses. During the quarter ended March 31, 1995, the Company, based on evaluations made by management, changed the estimated liability related to aged customer credits. This resulted in a reduction in S,G&A expenses of approximately $330,000.

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

Research and Development

  R&D expense increased 36% in 1996 as compared to 1995. This increase was primarily attributable to the increase in R&D associated with the recently acquired operations of PRL. Prior to fiscal 1996, PRL had very little R&D expense. Research and development expense was relatively flat in 1995 as compared to 1994. In 1995, the Company maintained a stable mix of new ophthalmic ANDAs and site-transfers from its previous manufacturing facility in Los Angeles.

    Throughout 1995 and the first half of 1996, the Company incurred R&D costs associated with its NDA for the over-the-counter version of AK-Con-A in connection with the licensing arrangement with Pfizer. This NDA was approved in January 1996. Costs associated with this NDA have been capitalized in connection with the long-term contract for manufacturing and royalty rights. The Company also continued its work on an NDA for the ophthalmic NSAID Piroxicam licensed from Pfizer. The first $1 million of costs associated with this NDA are offset by funds obtained from Pfizer. Total cash expenditures for all research and development activities were approximately $1.9 million, $1.7 million and $1.4 million in 1996, 1995 and 1994, respectively.

  As noted above, with the acquisition of PRL, the Company expects to increase its mix of injectable Category B and ANDA products. PRL had several ANDA filings in process through joint venture arrangements. Some of these arrangements have continued subsequent to the acquisition and some of the projects have been brought in house. The Company has also continued to develop other injectable products for manufacture by Taylor. Several of the products currently marketed and distributed by the injectable distribution segment do not require FDA approval and production of such products will be transferred to the Taylor facilities as soon as practicable

Acquisition and Severance Costs

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

Net Income

  Net income declined $1.7 million or $.10 cents per share in 1996 from $2.5 million or $.15 cents per share in 1995. The decline in sales along with certain unusual, infrequently occurring adjustments noted previously, including acquisition and severance costs, and certain other changes in accounting estimates, are the primary reasons for the decline in net income.

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

FINANCIAL CONDITION AND LIQUIDITY

  Management assesses the Company's liquidity by its ability to generate cash to fund its operations. The significant components in managing liquidity are: funds generated by operations; levels of working capital items including accounts receivable, inventories, wholesaler chargeback accruals and accounts payable; capital expenditure and debt repayment requirements; adequacy of available lines of credit; and availability of long-term capital at competitive prices.
  In December 1996, the Company successfully obtained the restructuring of its existing debt facilities. The restructuring , which was completed in March 1997, included the following:

* an increase in the current working capital line of credit from $2.5 million to $3.0 million
* a consolidation of all term debt into one note, with an increase in available term funding from $1.2 million to $2.0 million, resulting in maximum term financing of $7 million
* reduction in the interest rate on all the facilities to prime rate
* postponement of principal repayments on the term facility until January 1998
* Restructuring of loan covenants based on current financial condition and cash flow of the Company

  With this restructuring in place, the Company is confident that it can meet its capital requirements for 1997.

  The Company traditionally has generated cash from operations in excess of working capital requirements. The net cash provided by operating activities was $2.5 million for the six months ended December 31, 1996. For the twelve months ended June 30, 1996, 1995 and 1994, net cash provided by operating activities was $10,000, $712,000, and $2.2
million,  respectively.   The  increase in cash  provided  by  operating
activities for the six months ended December 31, 1996 is primarily related to the increase in accruals for wholesaler chargebacks (see Note A to the financial statements). This increase in the chargeback accrual is primarily related to the Janssen product line which has a significant price difference between the wholesale price and the majority of contract prices for the products. This accrual has stabilized as of December 31, 1996.

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

  The Company recently announced that it would be moving its Corporate offices and the majority of its Ophthalmic Distribution offices to Lincolnshire, Illinois. The costs of this relocation, for which a charge will be made in the quarter ended March 31, 1997, are estimated to be in the range of $850,000 to $950,000 after taxes. These costs include severance, asset write downs and relocation costs, the cash portion of which are expected to be financed by current cash, available lines of credit, and operating cash flows. In 1997, the Company will also continue to fund the development of the NDA for Piroxicam discussed previously which will be funded primarily from funds received from Pfizer.

  In addition to these short-term needs, the Company will be required to make payments of additional interest and taxes, currently estimated to be approximately $300,000 to $400,000, in connection with the anticipated settlement of the IRS appeal discussed above. The timing of the payment of this settlement will be based on the length of the Joint Committee approval process. Also, in connection with the Janssen product line acquisition, the Company is required to provide certain products to Janssen in 1997, at no cost, estimated not to exceed $100,000, should certain contingent events occur.

  Net cash utilized for investing activities during the six month period ended December 31, 1996 of approximately $2.0 million, includes $2.0 million of property, plant and equipment additions, primarily for equipment acquired for the Janssen products, and $340,000 for the allocated portion of the product line itself. These additions were partially offset by net sales of investments of $326,000. The remainder of these investing activities were funded through $1.5 million of bank financing. The Company has plans for capital improvements of $1.5 million to $2 million in 1997. These improvements are for both requirements to meet current FDA and DEA regulations as well as upgrades to the Company's management information systems. These improvements will be financed through available term debt financing through the Company's prime banking institution.

  The Company used net cash of $36,000 in its financing activities during the six months ended December 31, 1996, as principal repayments on capital leases, and both long-term and short-term debt slightly exceeded the $1.5 million of borrowings for the Janssen product line acquisition.


SELECTED QUARTERLY DATA

In Thousands, Except Per Share Amounts

                                                                    Net Income (loss)
                                       -------------------------------------------------
                                            Net      Gross                       Per
                                          Sales      Profit         Amount      Share
                                       -------------------------------------------------
Six Months Ended December 31, 1996:
  1st Quarter                          $  8,101      $ 2,969      $     35      $    -
  2nd Quarter                             8,418        2,789             9           -
                                       _________________________________________________
                                       $ 16,519      $ 5,758      $     44      $    -
                                       =================================================
Fiscal Year Ended June 30, 1996:
  1st Quarter                          $  8,739      $ 3,305      $    499      $  0.03
  2nd Quarter                             8,210        3,172           296         0.02
  3rd Quarter                             8,817        3,066           550         0.03
  4th Quarter                             8,159        2,410         (557)        (0.03)
                                       _________________________________________________
                                       $ 33,925      $11,953      $    788      $  0.05
                                       =================================================
Fiscal Year Ended June 30, 1995:
  1st Quarter                          $  9,929      $ 4,174      $  1,043      $  0.06
  2nd Quarter                             9,707        4,169           364         0.02
  3rd Quarter                             8,637        3,225           404         0.02
  4th Quarter                             9,232        3,609           695         0.04
                                       _________________________________________________
                                       $ 37,505      $15,177      $  2,506      $  0.15
                                       =================================================


  All of the information shown in the table above for the two years ended June 30, 1996 has been restated to reflect the combined operations of Akorn and PRL. For information regarding unusual, infrequently occurring or year end adjustments, see notes B, E and P to the financial statements included in Item 8 of this report.
Item 8.       Financial Statements and Supplementary Data.

The following financial statements are included in Part II, Item 7 of this Form 10-K.

Report of Independent Auditors.............................................. 18
Consolidated Balance Sheets  as  of  December 31, 1996 and June 30, 1996
and 1995.................................................................... 19
Consolidated Statements of Operations  for the six months ended December
31, 1996 and for the years ended June 30, 1996, 1995 and 1994............... 20
Consolidated Statements of Shareholders' Equity for the six months ended
December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994...... 21
Consolidated Statements of Cash Flows for  the six months ended December
31, 1996 and for the years ended June 30, 1996, 1995 and 1994............... 22
Notes to Consolidated Financial Statements.................................. 23

Report of Deloitte & Touche
LLP

Independent Auditors





To the Board of Directors and Shareholders of

Akorn, Inc.




We have audited the accompanying consolidated  balance  sheets of Akorn,

Inc.  and  subsidiaries as of December 31, 1996, and June 30,  1996  and

1995,  and  the   related   consolidated   statements   of   operations,

shareholders'  equity, and cash flows for the six months ended  December

31, 1996 and for  each  of  the three years in the period ended June 30,

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


In our opinion,  such  consolidated financial statements present fairly,

in all material aspects,  the  financial  position  of  Akorn,  Inc. and subsidiaries  at  December 31 1996, and June 30, 1996 and 1995, and  the

results of their operations  and  their  cash  flows  for the six months ended December 31, 1996 and for each of the three years  in  the  period ended  June  30,  1996  in conformity with generally accepted accounting principles.


As discussed in Note O to  the  consolidated  financial  statements, the

Company  changed  its  method  of accounting for income taxes  in  1994.

Also, as discussed in Note E to  the  consolidated financial statements,

the Company changed its method of accounting  for certain investments in debt and equity securities in 1995.

New Orleans, Louisiana

March 7, 1997

                                       AKORN, INC.

                               CONSOLIDATED BALANCE SHEETS

                                  (Dollars in Thousands)

                                                 December 31                June 30
                                                    1996              1996          1995
                                               ______________________________________________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $   1,380          $     891         $     775
  Certificates of deposit                            576                  -                -
  Short-term investments                            -                   902             1,569
  Trade accounts receivable
    (less allowances for uncollectibles of $359 at
    December 31, 1996 and $339 and $291 at June 30,
    1996 and 1995, respectively)                   4,625              4,916             5,464
  Inventory                                        8,838              8,860             6,476
  Deferred income taxes                            1,101              1,157               709
  Prepaid expenses and other assets                  401                525               481
                                                ------------------------------------------------
    TOTAL CURRENT ASSETS                          16,921             17,251            15,474

OTHER ASSETS
  Intangibles, net                                 1,162                848               728
  Other                                              178                194               229
                                                ------------------------------------------------
    TOTAL OTHER ASSETS                             1,340              1,042               957

PROPERTY, PLANT AND EQUIPMENT, NET                12,833             11,524            11,060
                                                ------------------------------------------------

    TOTAL ASSETS                               $  31,094          $  29,817           $27,491
                                                ================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                        $     250          $   1,294           $   288
  Current installments of long-term debt              19                707               513
  Current portion of capital lease obligations       151                151               149
  Current portion of pre-funded development costs    685                650               667
  Trade accounts payable                           1,892              2,680             1,878
  Income taxes payable                                 1                626               782
  Accrued compensation                               885              1,106               905
  Accrued reorganization costs                       108                306               727
  Accrued chargebacks                              3,081                250                 -
  Deferred royalties                                 167                667                 -
  Accrued expenses and other liabilities           1,478              1,164             1,107
                                               -------------------------------------------------
    TOTAL CURRENT LIABILITIES                      8,717              9,601             7,016

LONG-TERM DEBT                                     4,858              3,117             3,353
CAPITAL LEASE OBLIGATIONS                            353                427               580
PRE-FUNDED DEVELOPMENT COSTS                           -                174               304
DEFERRED INCOME TAXES                                792                197               327
OTHER LONG-TERM LIABILITIES                            -                  -               326

SHAREHOLDERS' EQUITY
  Common stock, no par value--authorized 20,000,000
    shares; issued 16,600,927 shares in 1996
    and 16,515,673 shares in 1995;
    outstanding 16,591,918, 16,573,915
    and 16,304,653 shares at December 31, 1996,
    and June 30, 1996 and 1995, respectively       14,174            14,174            13,959
  Treasury stock, at cost -- 9,009, 27,012
    and 211,020 shares at December 31, 1996,
    and June 30, 1996 and 1995, respectively          (31)              (92)             (291)
  Retained earnings                                 2,231             2,219             1,830
  Unrealized gain on marketable equity securities      -                  -                87
                                                  ---------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                    16,374             16,301            15,585

    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $  31,094          $  29,817           $27,491
                                                 ==============================================

See notes to consolidated financial statements.

                                       AKORN, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In Thousands, Except per Share Data)

                                        Six Months                Years Ended June 30
                                    Ended December 31
                                          1996           1996           1995            1994
                                    ------------------------------------------------------------

Net sales                           $  16,519      $  33,925         $ 37,505        $  31,266
Cost of goods sold                     10,761         21,972           22,328           18,048
                                    _____________________________________________________________
   GROSS PROFIT                         5,758         11,953           15,177           13,218

Selling, general and
  administrative expenses               4,819          8,974           10,376            9,643
Research and development                  809          1,213              891              921
Acquisition and severance costs             -            677                -                -
                                    _____________________________________________________________
                                        5,628         10,864           11,267           10,564
                                    _____________________________________________________________
   OPERATING INCOME                       130          1,089            3,910            2,654

Interest and other income (expense):
   Interest income                         33            113              106               84
   Interest expense                      (243)          (441)             (25)            (181)
   Gain (loss) on marketable equity
     securities                             -             80             (308)               -
   Other income, net                      150            136               55               16
                                    _____________________________________________________________
                                          (60)          (112)            (172)             (81)

   INCOME BEFORE INCOME TAXES              70            977            3,738            2,573

Income taxes                               26            189            1,232              158
                                     ____________________________________________________________

   NET INCOME                       $      44      $     788        $   2,506       $    2,415
                                     ============================================================


   NET INCOME PER SHARE             $      .00     $      .05       $      .15      $      .14
                                     ============================================================

Weighted average shares outstanding     16,763         16,788           16,799           16,711
                                     ============================================================

See notes to consolidated financial statements.


                                        AKORN, INC.

                   CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS' EQUITY

                                      (In Thousands)

                                         Common Stock                                             Unrealized
                                      ----------------------------    Retained                    Gain (loss)
                                         Shares                        Earnings      Treasury     on Marketable
                                      Outstanding       Amount         (Deficit)        Stock      Equity Securities  Total
                                        --------------------------------------------------------------------------------------
Balances at July 1, 1993                 13,715        $   10,709       $ (3,152)       $    (641)      $     -    $   6,916

Net income for 1994                                                        2,415                                       2,415
Exercise of stock options and warrants    2,010             3,000             (1)              20                      3,019
Issuance of common stock                    467               250                                                        250
Cancellation of shares due to resolution
  of manufacturing pre-acquisition
  contingencies                             (52)                                                                           -
Unrealized loss on marketable equity
   securities                                                                                               (32)         (32)
Treasury stock reissued                      58                                   19          118                        137
                                         ______________________________________________________________________________________


Balances at June 30, 1994                16,198               13,959           (719)         (503)          (32)      12,705

Net income for 1995                                                           2,506                                    2,506
Exercise of stock options                    35                                   8            70                         78
Unrealized loss on marketable equity
  securities                                                                                              (276)         (276)
Reversal of unrealized loss on marketable
  equity  securities, net of tax                                                                           308           308
Unrealized gain on marketable
  equity securities, net of tax                                                                             87            87
Treasury stock reissued                      72                                  35           142                        177
                                         _______________________________________________________________________________________


Balances at June 30, 1995                16,305               13,959          1,830          (291)          87        15,585

Net income for 1996                                                             788                                      788
Exercise of stock options                   249                  215            186           198                        599
Treasury stock received in lieu of cash     (36)                                             (123)                      (123)
Dividends paid to Subchapter S shareholders                                    (583)                                    (583)
Reversal of unrealized gain on marketable
   equity securities, net of tax                                                                           (87)          (87)
Treasury stock reissued                      56                                  (2)          124                        122
                                         ______________________________________________________________________________________
Balances at June 30, 1996                16,574               14,174          2,219           (92)           -        16,301

Net income for six months ended
   December 31, 1996                                                             44                                       44
Treasury stock reissued                      18                                 (32)           61                         29
                                         _____________________________________________________________________________________
Balances at December 31, 1996            16,592           $   14,174      $   2,231        $  (31)       $    -      $16,374
                                         =====================================================================================

See notes to consolidated financial statements.

                                       AKORN, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)

                                       Six months
                                   Ended December 31          Years Ended June 30
                                        1996           1996          1995            1994
                                  ----------------------------------------------------------
OPERATING ACTIVITIES
Net income                          $      44      $     788        $  2,506        $  2,415
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
        Depreciation and amortization     720            984             980             763
        (Gain) loss on marketable
         equity securities                  -            (80)            308               -
        Provision for losses on
          accounts receivable
          and inventory                   303            825             160              68
        Deferred income taxes             651           (578)              2            (387)
        Other                              26              -              (1)             11
        Changes in operating assets
         and liabilities:
          Accounts receivable             267            424            (350)         (2,172)
          Inventory, prepaid expenses and
             other assets                (132)        (3,129)          (1,420)        (1,047)
          Refundable income taxes           -              -                -            288
          Trade accounts payable and
            accrued expenses            1,438          1,229          (1,514)          1,600
          Income taxes payable          (625)          (155)               70            673
          Pre-funded development costs  (139)          (298)             (29)              -
                                      _________________________________________________________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            2,553             10              712          2,212

INVESTING ACTIVITIES
Purchases of property, plant and
  equipment                            (1,986)        (1,360)          (4,818)        (1,671)
Product licensing costs                   (28)          (172)            (421)          (432)
Purchases of investments                 (576)        (1,173)          (2,023)        (2,625)
Sales of investments                      902          1,832            2,319            983

Purchase of Janssen injectable products  (340)             -                -              -
                                      __________________________________________________________

  NET CASH USED IN INVESTING
    ACTIVITIES                         (2,028)          (873)         (4,943)         (3,745)

FINANCING ACTIVITIES
Proceeds from sale of stock                29            599             256           1,805
Repayments of long-term debt             (447)          (442)           (944)           (118)
Proceeds from issuance of
  long-term debt                        1,500            400           3,900              -
Pre-funded development receipts             -            150               -           1,000
Principal payments under capital
  lease obligations                       (74)          (151)            (58)           (464)
Short-term borrowings, net             (1,044)         1,006             128              90
Dividends paid                              -           (583)              -              -
Debt acquisition costs                      -             -             (170)             -
                                       _________________________________________________________

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    (36)           979            3,112          2,313

                                        ________________________________________________________
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        489            116           (1,119)           780

Cash and cash equivalents at
   beginning of year                      891            775            1,894          1,114
                                        ________________________________________________________

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                   $   1,380      $     891        $     775       $  1,894
                                        =========================================================


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Akorn, Inc.

Note A - Summary of Significant Accounting Policies

   Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. (the Company) and its wholly owned subsidiaries, Spectrum Scientific Pharmaceuticals, Inc. (Spectrum), Walnut Pharmaceuticals, Inc. (Walnut) and Akorn Manufacturing, Inc., doing business as Taylor Pharmaceuticals (Taylor). Intercompany transactions and balances have been eliminated in consolidation.

   The Company acquired Pasadena Research Laboratories, Inc. (PRL) effective May 31, 1996 in a business combination accounted for as a pooling of interests. The acquired operations of PRL were merged into Taylor's operations subsequent to the acquisition (see Note B). Accordingly, all financial information presented has been restated to include the operations of PRL.

   Change in Fiscal Year End: Effective July 1, 1996, the Company changed its fiscal year end from June 30 to December 31. The following table sets forth the results of operations for the transition period ended December 31, 1996 and the unaudited results of operations for the six months ended December 31, 1995, the prior period comparable to the transition period:

                                                               (Unaudited)
                                      Six Months                Six Months
                                        Ended                     Ended
                                      December 31              December 31
                                          1996                     1995
                                    ________________________________________
                                     (in thousands, except per share amounts)

Net sales                              $  16,519              $  16,949
Gross profit                               5,758                  6,477
Income before income taxes                    70                  1,289
Provision for income taxes                    26                    493
Net income                                    44                    796
Net income per share                   $       -         $          .05

   Revenue Recognition: The Company recognizes sales upon the shipment of goods.

   Cash   Equivalents:   The  Company  considers   all   highly   liquid
investments with a maturity of three months or less, when purchased, to be cash equivalents.

   Investments: Effective July 1, 1994, the Company adopted Statement of Financial Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company records short-term and long-term investments under the provisions of this Statement (see Note E).

   Inventory: Inventory is stated at the lower of cost (average cost method) or market (see Note G). Provision is made for slow-moving, unsalable and obsolete items.

   Intangibles: Intangibles consist primarily of product licensing costs which are capitalized at cost and amortized on the straight-line method over the lives of the related license periods, which range from 5 years to 15 years. For the six month period ended December 31, 1996, amortization expense was $54,001. Amortization expense for the years ended June 30, 1996, 1995 and 1994 was $53,328, $144,820 and $82,143,
respectively. Accumulated amortization at December 31, 1996 and June 30, 1996 and 1995 was $323,829, $269,828 and $216,500, respectively.

   Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives. The average estimated service lives of buildings and leasehold improvements, furniture and equipment, and automobiles are approximately 30, 8, and 5 years, respectively. Depreciation expense for the six months ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994 was $650,629, $896,537, $800,330 and $559,321,
respectively.

   Under an agreement with Pfizer, Inc. (see Note I) the Company received reimbursement for the purchase of certain equipment. The total amount reimbursed was approximately $593,000, which was received by June 30, 1995. The Company accounted for these reimbursements by reducing its carrying value of the associated equipment.

   Accrual for Chargebacks:   The  Company  records  an estimate for the
difference between gross sales of certain products to wholesalers and expected resales of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations as a reduction of sales. As part of the Company's sale terms with wholesalers, it agrees to reimburse wholesalers for such differentials between
wholesale  prices and  contract  prices.   The  portion  of  this accrual
which relates to wholesaler sales that have not yet been collected is reported as a reduction to accounts receivable. The portion of this accrual which relates to wholesaler sales which have been collected is reported as a liability in the balance sheet. For the products acquired from Janssen (Note D), the wholesale price is significantly greater than the contract prices. Accordingly, the liability for accrued chargebacks increased significantly at December 31, 1996.

   Interest Capitalization: The Company capitalizes interest during periods of construction of qualifying assets. For the six months ended December 31, 1996 and for the year ended June 30, 1995, the Company capitalized interest costs of $39,880 and $282,007, respectively relating to construction. No interest was capitalized during years ended June 30, 1996 or 1994.

   Stock-Based   Compensation:    Statement  of  Financial  Accounting
Standards  No.  123, "Accounting for Stock-Based  Compansation,"  (SFAS
123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note L.

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

   Fair Value of Financial Instruments: The carrying value of the Company's financial instruments, including cash, short-term investments, receivables, payables, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of the Company's long-term debt at December 31, 1996 and June 30, 1996 and 1995, based upon available market information, approximated its carrying value.

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

   The Company's financial statements for each of the three years in the period ended June 30, 1996, as contained herein, have been restated to include the results of PRL for all periods presented. Combined and separate results of operations of the Company and PRL during the periods preceding the merger are presented below.

                                          Akorn         PRL      Combined
                                          _________________________________
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

   In connection with the merger, the Company recorded certain charges in the fourth quarter of the fiscal year ended June 30, 1996 for transaction costs ($109,534) and transitional costs ($567,772) associated with the realignment of the Company into two separate reporting divisions. The transaction costs include legal, accounting and other directly related acquisition costs. Transitional costs consist primarily of provisions for severance related costs.

Note C - Reorganization of Manufacturing Operations

   On January 15, 1992, the Company acquired Akorn Manufacturing, Inc., which does business as Taylor Pharmaceuticals (Taylor), in a business combination accounted for as a pooling of interests. Taylor is a contract manufacturer of sterile pharmaceuticals, which it produces and delivers pursuant to contracts with third parties.

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

   Following the Taylor acquisition, the Company began the process of transferring the manufacture of its product line from previously-owned manufacturing facilities to the Taylor facility. At that time, the Company estimated the cost of completing the FDA approval process at Taylor for products previously manufactured elsewhere and recorded a provision for reorganization costs.

   As of December 31, 1996 and June 30, 1996 and 1995, the balances remaining in accrued reorganization costs associated with the transfer process were $108,000, $306,000 and $727,000, respectively. It is anticipated that the filing of all such product approvals will be completed by the end of 1997.

Note D - Acquisition of Injectable Product Line

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

Note E - Investments

   Effective July 1, 1994, the Company adopted Statement of Financial Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires certain securities to be classified into one of three reporting categories (held-to-maturity, available-for-sale or trading). The Company completed a review of its securities relative to SFAS 115 and classified its investments in debt securities as held-to-maturity. As of June 30, 1996 and 1995, investments of $902,000 and $1,439,000, respectively include U.S. government securities and municipal bonds which have contractual maturities within one year and are being reported at amortized cost, which approximates fair market value.

     The Company classified its investment in equity securities as available-for-sale, requiring that they be carried at fair value with any unrealized gain or loss reflected as a component of shareholders' equity. Such investments had a fair market value of approximately $130,000 at June 30, 1995. The Company held no equity investments at December 31, 1996 or June 30, 1996.

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

Note F  - Allowance for Uncollectibles
   The activity in the allowance for uncollectibles is as follows for the periods indicated:

                                  Six months ended
                                    December  31             Years ended June 30
                                     1996            1996          1995            1994
                                 _________________________________________________________
                                                       (in thousands)
Balance at beginning of year        $   339      $    291      $   272         $  240
Provision for bad debts                  24           124           60             61
Accounts written off                     (4)          (76)         (41)           (29)
                                 _________________________________________________________

Balance at end of year              $   359      $    339      $   291         $  272
                                 =========================================================

Note G - Inventory

   The components of inventory are as follows:

                                   December 31                   June 30
                                       1996        1996            1995
                                __________________________________________
                                                 (in thousands)
Finished goods                  $ 5,181        $    5,376       $  4,239
Work in process                   1,375             1,311          1,043
Raw materials and supplies        2,282             2,173          1,194
                                __________________________________________
                                $ 8,838        $    8,860       $  6,476
                                ==========================================

   Inventory at December 31, 1996 and June 30, 1996 and 1995 is reported net of reserves of $589,007, $681,920 and $352,143, respectively, for slow-moving, unsalable and obsolete items.

   The activity in the inventory reserve is as follows for the periods indicated:

                              Six months
                           ended December 31         Years ended June 30
                                 1996          1996        1995          1994
                             __________________________________________________
                                             (in thousands)

Balance at beginning of year $   682      $    352      $   290      $   427
Provision for slow-moving, unsalable
   and obsolete items            279           701          100            7
Inventory written off           (372)         (371)         (38)        (144)
                             _________________________________________________

Balance at end of year       $   589      $    682      $   352      $   290
                             =================================================

Note H - Property, Plant and Equipment

   Property, plant and equipment consists of the following:

                                  December 31               June 30
                                     1996          1996                 1995
                                  ____________________________________________
                                                    (in thousands)
Land                            $     479       $     479           $   479
Buildings and leasehold
   improvements                     8,217           7,738             5,516
Furniture and equipment          11,238             10,139            7,880
Automobiles                         135                166              133
                                ______________________________________________
                                 20,069             18,522           14,008
Accumulated depreciation         (8,415)            (7,771)          (6,875)
                                ______________________________________________
                                 11,654             10,751            7,133
Construction in progress          1,179                773            3,927
                                ______________________________________________
                              $  12,833         $   11,524          $11,060
                                ==============================================

Note I - Pre-Funded Development Costs

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

   As part of this agreement, in fiscal 1994 Pfizer paid the Company an advance of $1 million to be used to fund the costs of developing the NSAID, which are estimated at $1.8 million. The Company intends to recognize the pre-funded balance as an offset to development costs as these expenses are incurred. During the six months ended December 31, 1996 and during fiscal 1996 and 1995, the Company incurred $138,829, $297,463 and $29,012, respectively, of development costs which were charged against the pre-funded balance. The Company's current projections indicate that the remaining costs of development will be paid over the next 15 - 18 months.

   In addition, the agreement stipulated that Pfizer would reimburse Akorn for one-half of the costs to obtain FDA approval on the licensed product, including the cost of certain agreed upon equipment acquisitions required for the manufacturing of the licensed product. A New Drug Application (NDA) was filed for the licensed product on June 8, 1994. During the year ended June 30, 1996, the Company obtained FDA approval of the NDA for the licensed product. Therefore, in accordance with the agreement, Pfizer paid the Company an advance royalty of $1 million for the initial year sales of the licensed product. The Company is recognizing this deferred revenue balance over a one year period beginning in March 1996.

Note J - Financing Arrangements

  The Company's short-term borrowings are summarized as follows:

                                                                December  31             June 30
                                                                   1996             1996      1995
                                                             __________________________________________
                                                                                 (in thousands)
Line of Credit with First National Bank of Commerce;
  permitting borrowings up to $2.5 million, interest at
  the Chase Manhattan prime rate (8.25% at June 30, 1996)         $   -          $   227     $    -
Line of credit with Bank of  America; permitting borrowings
  up to $600,000, interest at the bank's prime rate plus .75%
  (9.00% and 9.75% at June 30, 1996 and 1995); secured by the
  receivables, inventory and equipment of PRL                         -              517        288
Short-term note payable to First National Bank of Commerce;
  due 1997, interest at the bank's prime rate (8.25% and 8.75%
  respectively, at December 31, 1996 and June 30, 1996),
  payable in monthly principal installments of
  $50,000 commencing July 1996                                      250              550          -
                                                              _________________________________________
                                                                $   250          $ 1,294     $  288
                                                              =========================================

  The $2.5 million Line of Credit and the short-term note payable are pursuant to the credit facility amended during fiscal 1996 as further described below.

  Long-term debt consists of:

                                                             December  31           June 30
                                                                1996            1996       1995
                                                           ________________________________________
                                                                     (in  thousands)
Note payable to First National Bank of Commerce; due 2000;
  interest at the Chase Manhattan prime rate (8.25% at
  December 31, 1996), payable in monthly principal
  installments of $83,333 commencing January 1998             $4,855         $     -       $    -
Note payable to First National Bank of Commerce; due 1999;
  interest at 8.03%, payable in monthly principal installments
  of $33,521 commencing December 1995                              -           2,308        2,600
Note payable to First National Bank of Commerce; due 1999;
  interest at 10.25%, payable in monthly principal installments
  of $10,834 with a final installment of $660,794 due in 1999      -           1,083        1,213

                                                             December  31           June 30
                                                                1996            1996       1995
                                                           ________________________________________
                                                                     (in  thousands)
Note payable to First National Bank of Commerce; due 1999;
  interest at .75% over the Chase Manhattan prime
  rate (9% at June 30, 1996), payable in monthly principal
  installments of $12,857 commencing July 1996                $     -        $   400       $    -
Other obligations                                                  22             33           53
                                                           ________________________________________
                                                                4,877          3,824        3,866
Deduct: Current installments payable within one year              (19)          (707)        (513)
                                                           ________________________________________
Portion payable after one year                                $ 4,858        $ 3,117       $3,353
                                                           ========================================
Maturities of long-term debt are as follows (in thousands):

Years ending December 31:
1997                                                                                       $   19
1998                                                                                        1,002
1999                                                                                        1,000
2000                                                                                        2,856
                                                                                          _________
Total                                                                                      $4,877
                                                                                          =========

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

   In 1995 the Company entered into a $6.3 million loan agreement with First National Bank of Commerce to obtain financing for the expansion of its manufacturing facilities in Decatur, Illinois and to refinance existing debt. During fiscal 1996, the loan agreement was amended to provide additional financing and to adjust the interest rate and principal payment requirements for certain facilities. The amendments increased the total loan commitment to $10.1 million including: (1) $2.6 million Term loan, (2) $1.3 million Term loan, (3) $2.5 million Line of Credit, (4) $1.5 million Term loan for financing of Janssen acquisition, (see Note D), (5) $1.6 million Revolver/Term loan, and (6) $600,000 short-term financing for IRS settlements (see Note O).


   In March 1997, the loan agreement was further amended with an effective date of December 31, 1996. This amendment provided for (1) the consolidation of the term facilities into one revolver/term loan of $7 million, (2) the deferral of principal payments on the revolver/term loan until January 1998, (3) an increase in the line of credit to $3.0 million, and (4) the reduction in the interest rate on all facilities to prime rate. As of December 31, 1996, $2 million remained available to be drawn under the revolver/term loan.

   Borrowings under the loan agreements are collateralized by substantially all of the Company's receivables, inventory and property, plant and equipment. In addition, the Company is required to comply with positive and negative loan covenants, including restrictions on the payment of dividends and maintenance of specified financial covenants, including minimum net worth and working capital. Accordingly, as of December 31, 1996, the Company is prohibited from paying dividends without the prior approval by the bank.

Note K- Leasing Arrangements

   The  Company  leases  certain   equipment   under   capital   leasing
arrangements which expire through the year 2000.

   Property, plant and equipment includes the following amounts relating to such capital leases:

                             December 31              June 30
                                 1996             1996          1995
                             ____________________________________________
                                            (in thousands)

Furniture and equipment       $     806        $     806       $   100
Less accumulated
 depreciation                      (226)            (147)          (53)
                             _____________________________________________
                                    580              659            47
Construction in progress              -                -           706
                             _____________________________________________
                              $     580        $     659       $   753
                             =============================================

   Depreciation expense provided on these assets was $78,517, $94,254, $25,822 and $18,833 for the six months ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994, respectively.

   The following is a schedule by years of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments (in thousands).

Years ending December 31:

1997                                                       $    186
1998                                                            173
1999                                                            173
2000                                                             43
                                                           ___________
Total Minimum Lease Payments                                    575
Less: Amount Representing Interest                              (71)
                                                           ___________
Present Value of Net Minimum  Lease Payments               $    504
                                                           ===========

   The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $38,051, $73,196, $169,825 and $198,072 for the six month period ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994, respectively. During fiscal 1993, the Company entered into a sublease agreement for one of its leased facilities. Sublease rentals were $113,326 and $111,164, respectively, for fiscal years ended June 30, 1995 and 1994. This agreement expired effective May 1995, in conjunction with the expiration of the primary lease.

   The following is a schedule by years of future minimum rental payments required under these non-cancelable operating leases (in thousands).

Years ended December 31:

1997                                                        $   49
1998                                                            19
1999                                                             8
                                                           ___________
Total Minimum Payments Required                             $   76
                                                           ===========

Note L - Stock Options and Warrants

   The Company has two stock option plans and one stock purchase plan. The first stock option plan is the 1988 Incentive Compensation Program (the Incentive Program). Under the Incentive Program any officer or key employee of the Company is eligible to receive options when designated by the Company's Board of Directors. As of December 31, 1996, the number of shares of the Company's Common Stock which may be issued under the Incentive Program upon the exercise of options may not exceed 2,000,000 shares. This maximum allowable shares was increased to 3,000,000 shares by way of vote of shareholders effective February 28, 1997. The exercise price of the options granted under the Incentive Program will be determined by the Board of Directors but may not be less than 50% of the fair market value of the shares subject to the option on the date of grant. All options granted under the Incentive Program during the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant. Options granted under the Incentive Program, generally vest over a period of three years and expire within a period of five years.

   The second stock option plan is the Akorn, Inc. Stock Option Plan for Directors (the Directors' Plan). The Directors' Plan provides for the grant of nonqualified options to persons elected as directors of the Company at the fair market value of the shares subject to option on the date of grant. The total number of shares of the Company's Common Stock for which stock options may be granted under the Directors' Plan may not exceed 500,000 shares. Options granted under the Directors' Plan vest immediately and expire five years from the date of grant.

   A summary of the status of the Company's stock options as of December 31, 1996 and June 30, 1996, 1995 and 1994 and changes during the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 is presented below (shares in thousands):


                                   December 31                      June 30
                                       1996           1996            1995           1994
                                   ____________________________________________________________
                                            Wgtd           Wgtd          Wgtd            Wgtd
                                            Avg             Avg           Avg             Avg
                                            Exer           Exer           Exer            Exer
                                    Shares  Price  Shares  Price  Shares  Price   Shares  Price
                                    ____________________________________________________________
Outstanding at beginning of period  1,243  $2.47    1,624  $2.56   1,459   $2.51   1,241   $2.47
Granted                               401  $2.19      215  $2.75     238   $2.93     228   $2.66
Exercised                               -      -     (250) $2.40     (73)  $2.34     (10)  $1.94
Expired/Canceled                     (363) $3.00     (346) $3.00       -       -       -       -
                                     _____          ______         ______          ______
Outstanding at end of period        1,281  $2.35    1,243  $2.57   1,624   $2.56   1,459   $2.51
                                    ======          ======         ======          ======
Options exercisable at end of period  870  $2.33    1,134  $2.56   1,348   $2.67   1,237   $2.54

Options available for future grant    886             924            793           1,031

Weighted average fair value of options
  granted during the period                $ .83           $1.04

   The fair value of each option granted during the six months ended December 31, 1996 and the fiscal year ended June 30, 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (I) dividend yield of 0%, (ii) expected volatility of 28%, (iii) risk-free interest rate of 6.5%, and (iv) expected life of 5 years.



   The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands):

                           Options Outstanding                    Options Exercisable
                ___________________________________________   _______________________________
                               Weighted Avg
    Range of         Number      Remaining    Weighted Avg        Number        Weighted Avg
   Exercise       Outstanding   Contractual      Exercise       Exercisable       Exercise
     Prices       at 12/31/96       Life            Price       at 12/31/96         Price
   __________    _____________ _____________  _____________  _______________  _______________
      $1.50            87           3.4  yrs        $1.50           87            $1.50
      $1.75-$2.12     321           1.6 yrs         $1.92          308            $1.91
      $2.13           356           4.8  yrs        $2.13           89            $2.13
      $2.25           135            .6  yrs        $2.25          135            $2.25
      $2.63-$2.81     177           3.8  yrs        $2.74           82            $2.75
      $2.88-$3.50     205           2.4  yrs        $3.49          169            $3.49
                   _________                                 _____________
                    1,281                                          870
                   =========                                 =============

   In accordance with APB 25 no stock-based expense was recorded during any of the periods presented herein. Had compensation cost for the Company's grants for stock-based compensation plans for the six months ended December 31, 1996 and the fiscal year ended June 30, 1996 been determined consistent with SFAS 123, the Company's net income and net income per share for these respective periods would approximate the following proforma amounts (in thousands, except per share data):

                               Six months ended         Years ended
                              December 31, 1996         June 30, 1996
                              __________________________________________
                                As                     As
                              Reported Proforma     Reported    Proforma
                              ________ _________   _________   _________

Net income, (loss)             $   44    $ (40)     $  788      $   769
                              ======== =========   =========   =========
Net income per share           $    -    $   -      $  .05      $   .05
                              ======== =========   =========   =========

   In addition to these plans, the Company has issued a total of 3 million warrants ranging from $1.50 to $2.00 per share, in connection with several transactions (See Note J). As of December 31, 1996, 1 million of these warrants remain outstanding and exercisable at $2.00 per share.

Note M - Employee Stock Purchase Plan

   All employees who have been employed by the Company for twelve continuous months are eligible to participate in the Akorn, Inc. Employee Stock Purchase Plan (the Purchase Plan). Participating employees may elect to contribute up to 15% of their gross compensation towards the purchase of the Company's Common Stock. At the end of each quarter, the amount contributed is applied to acquire, on behalf of the participating employees, the Company's Common Stock at a purchase price equal to 85% of the current market price. A maximum of 1,000,000 shares of the Company's Common Stock may be acquired under the terms of the Purchase Plan. Purchases of shares were issued from treasury stock under the Purchase Plan and amounted to 18,000, 56,000, 72,000, and 58,000 shares, respectively, during the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994.

Note N - Earnings Per Share

   Earnings per share is based upon the weighted average number of common shares outstanding. The computation of the weighted average number of shares outstanding includes the effect of dilutive stock options and warrants using the treasury stock method. The weighted average number of shares outstanding used in the per share computations was 16,763,740, 16,787,635, 16,799,350 and 16,710,885 shares for the six month period ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994, respectively.

Note O - Income Taxes

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires recognition of future tax benefits, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities, to the extent that realization of such benefits is more likely than not. Financial statements of prior years were not restated and the cumulative effect of the accounting change was not material due to the uncertainties that existed at July 1, 1993 concerning the ultimate realization of future tax benefits. As indicated at Note P, uncertainties regarding the ultimate realization of future tax benefits were reduced to a relatively low level by the fourth quarter of fiscal 1994, thereby justifying removal of the valuation allowance applicable to the deferred tax asset.

   The components of income tax expense (benefit) are as follows:

                           Six months ended
                             December 31           Years ended June  30
                                 1996          1996       1995       1994
                          ________________________________________________
                                             (in thousands)

Current:
  Federal                      $(557)      $   756      $ 1,177     $ 481
  State                          (68)           11           53        61
                          ________________________________________________
                                (625)          767        1,230       542
                          ________________________________________________
Deferred:
  Federal                        581          (516)           2      (343)
  State                           70           (62)           -       (41)
                          _________________________________________________
                                 651          (578)           2      (384)
                          _________________________________________________
                               $  26      $    189      $ 1,232     $ 158
                          =================================================


   A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                             Six months ended
                                 December 31        Years ended June 30
                                      1996       1996      1995      1994
                            _______________________________________________
                                              (in thousands)

Computed tax expense at
  expected statutory rate    $   24      $   332      $ 1,271     $  875
State income tax expense,
  net of federal tax benefits     2            4           32         41
Pre-merger (earnings) loss of
   PRL                            -        (139)          (84)        98
Change in valuation allowance
  applicable to deferred tax
  assets                          -           -             -       (896)
Other                             -          (8)           13         40
                            _______________________________________________

Income tax expense           $   26      $   189      $ 1,232     $  158
                             ______________________________________________
Effective tax rate             37.1%        19.3%        33.0%       6.1%
                             ==============================================

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                      December 31            June 30
                                          1996          1996        1995
                                      _______________________________________
Deferred Tax Assets:                              (in thousands)
Reserves for reorganization costs
  not currently deductible              $    40     $   118     $   376
Other reserves not currently deductible     711         658         380
Difference between book and tax bases
  of intangible assets                        -         436          43
Pre-funded development costs                253         305           -
Other                                       132         133         103
                                     _______________________________________
Total                                     1,136       1,650         902

Deferred Tax Liabilities:
Difference between book and tax bases
  of property, plant and equipment      $  (537)    $  (478)    $  (367)
Difference between book and tax bases
  of intangible assets                      (99)
Other                                      (191)       (212)       (153)
                                     ________________________________________
Total                                      (827)       (690)       (520)
                                     ________________________________________
Net deferred tax asset                  $   309     $   960     $   382
                                     ========================================

The net deferred tax asset is classified in the accompanying balance sheets as follows:

                                       December 31         June 30
                                          1996        1996        1995
                                       ___________________________________
                                                 (in thousands)

Deferred income
  tax asset-current                      $ 1,101     $ 1,157     $    709
Deferred income tax liability
  non-current                               (792)       (197)        (327)
                                       ____________________________________
                                         $   309     $   960     $    382
                                       =====================================

   Income taxes refunded during the years ended June 30, 1996 and 1994 were $178,690 and $282,641, respectively.

The Company has reached a preliminary settlement with the Internal Revenue Service (IRS) regarding proposed adjustments made during the examination of tax returns for the periods of 1988 through 1993 which the Company has been appealing. These proposed adjustments primarily related to the timing of deductions taken for tax purposes in connection with the reorganization of the Company's manufacturing operations in 1991. The preliminary settlement which has been obtained through the appeals process must be approved by the Joint Committee of the IRS. Adjustments to reflect the proposed settlement have been made in previous financial statements.

Note P - Changes in Accounting Estimates

   During the fourth quarter of the year ended June 30, 1996, the Company revised its estimate for recording chargeback accruals. As a result, a reduction in net sales of $250,000 ($.01 per share, net of tax) was recorded during the quarter ended June 30, 1996.

   In addition, during the quarters ended March 31, June 30 and December 31, 1996, the Company increased its estimate for unsaleable inventory by approximately $300,000 ($.01 per share, net of tax), $200,000 ($.01 per share net of tax), and $260,000 ($.01 per share net of tax), respectively. These changes in estimate are reported as an increase in cost of goods sold.

   In the quarter ended March 31, 1996, the Company decided to no longer pursue Abbreviated New Drug Applications (ANDAs) for certain products which had been produced in previously-owned facilities (transferred products), and for which estimated costs of transferring such ANDAs had been accrued. This decision was based on a reevaluation of the costs of developing such products as compared to their potential market, given the emergence of alternate suppliers, since the Company suspended their production. This change in estimate was also based on the Company's decision to enter into the injectable distribution marketplace and the need to redeploy R&D resources for the pursuit of injectable ANDAs. The total amount of the accrual reversed was approximately $316,000 ($.01 per share, net of tax). In addition, in the quarter ended December 31, 1996, the Company decided not to pursue exclusive raw material source arrangements on one transferred product. This resulted in a reduction of the estimated cost of transferring this product by approximately $200,000 ($.01 per share, net of tax).

   During the quarter ended March 31, 1995, an evaluation by the Company resulted in a change in the estimated liability related to aged customer credits. This change resulted in a reduction of S,G&A expenses of approximately $330,000 ($.01 per share, net of tax) for the quarter ended March 31, 1995.

   As a consequence of sustained growth in sales and profitability, in particular during the latter part of the year, the Company recorded a reduction of $384,298 ($.03 per share, net of tax) to its valuation allowance for deferred tax assets in the fourth quarter of fiscal 1994.

Note Q - Supplemental Disclosures of Cash Flow Information

   The following is a summary of supplemental cash flow and non-cash investing and financing information for the periods indicated:

                                 Six months ended
                                   December  31       Years ended June 30
                                       1996        1996      1995     1994
                                 ___________________________________________
                                               (in thousands)

Cash paid for:

Interest, net of amount
  capitalized                         $ 189      $  442     $   25    $ 176
Income taxes                              -         867      1,150       91

Non-cash investing and financing
  activities:

Treasury stock received for exercise
  of stock options                        -         123          -        -

Conversion of debt to common stock        -           -          -    1,600
Issuance of capital lease obligation      -           -        706       49

Note R - Industry Segment Information

   The Company classifies its operations into three core business segments: (1) ophthalmic distribution, (2) injectable distribution, and
(3) contract manufacturing. The ophthalmic distribution segment includes the marketing and distribution of an extensive line of ophthalmic products, including diagnostic and therapeutic pharmaceuticals, over-the-counter products and surgical instruments and supplies. The injectable distribution segment includes the marketing and distribution of specialized injectable products. The contract manufacturing segment consists of the manufacture of sterile pharmaceuticals, including human injectable products and ophthalmic solutions pursuant to contracts with others.

Selected financial information by industry segment is presented as follows:

                           Six months ended
                            December   31          Years ended June 30
                                1996         1996         1995        1994
                           ____________________________________________________
                                                 (in thousands)

NET SALES
Ophthalmic distribution        $10,271     $20,833      $ 23,791      $ 20,694
Injectable distribution          3,119       4,160         4,642         2,862
Contract manufacturing:
  Sales to unaffiliated
   customers                     3,129       8,932         9,072         7,710
  Sales to affiliated customer   1,082       2,395         2,521         1,666
                           ____________________________________________________

                                17,601      36,320        40,026        32,932
Eliminations                    (1,082)     (2,395)       (2,521)       (1,666)
                           ____________________________________________________

    Total net sales           $ 16,519     $33,925       $37,505      $ 31,266
                           ====================================================
OPERATING INCOME
Ophthalmic distribution       $   691     $ 1,037       $  3,515      $  2,821
Injectable distribution         1,370         670            238          (280)
Contract manufacturing         (1,562)        324          1,228         1,155
General corporate                (369)       (942)        (1,071)       (1,042)
                           ____________________________________________________
  Total operating income          130       1,089          3,910         2,654
Interest and other income
  (expense), net                  (60)       (112)          (172)          (81)
                           ____________________________________________________
Income before income taxes    $    70     $   977       $  3,738      $  2,573
                           ====================================================

IDENTIFIABLE ASSETS
Ophthalmic distribution       $12,365     $13,287        $13,044       $12,817
Injectable distribution         2,027       1,525          1,235           968
Contract manufacturing         16,551      14,863         13,085         8,296
General corporate                 151         142            127           108
                           ____________________________________________________
  Total identifiable assets   $31,094     $29,817       $ 27,491       $22,189
                           ====================================================

DEPRECIATION AND
  AMORTIZATION
Ophthalmic distribution       $   209     $  323        $   339       $    286
Injectable distribution            11         14             33             37
Contract manufacturing            495        639            552            433
General corporate                   5          8             56              7
                           ____________________________________________________
  Total depreciation and
    amortization              $  720      $  984        $   980       $    763
                           ====================================================

CAPITAL ADDITIONS
Ophthalmic distribution       $   176     $  340        $   354       $    465
Injectable distribution            18          5              -             35
Contract manufacturing          1,783      1,001          5,162          1,216
General corporate                   9         14              8              4
                           ____________________________________________________

  Total capital additions     $ 1,986     $1,360        $ 5,524       $  1,720
                           ====================================================

   For the year ended June 30, 1996, operating income for the ophthalmic distribution segment was affected by the changes in accounting estimates related to accrued costs of transferring ANDAs, chargeback accruals and inventory reserves (see Note P). In addition, for the same period, operating income for the ophthalmic distribution and contract manufacturing segments includes the effects of transaction and transitional costs associated with the realignment of the Company into two separate divisions (see Note B) totaling $110,000 and $568,000, respectively.

   For the year ended June 30, 1995 operating income for the ophthalmic distribution segment includes a reduction in selling, general and administrative expense of approximately $330,000 related to a change in accounting estimate for aged customer credits.

   During the years ended June 30, 1996 and 1995, the Company reported sales to one customer, Janssen Pharmaceutica, Inc., (Janssen) which accounted for approximately 12% and 13%, respectively, of consolidated net sales. The net sales attributable to Janssen were accounted for in the contract manufacturing segment. In 1995 this customer notified the Company that it will be transferring the production of certain products to its own facilities in Puerto Rico during 1997. Such products accounted for $1.3 and $1.4 million, respectively, in contract
manufacturing  sales  for  the  years ended June 30, 1996 and 1995.   In
addition, this customer notified the Company that it will be discontinuing the sale of two other products previously produced by the contract manufacturing segment. These products accounted for approximately $2.6 and $2.9 million in sales during the years ended June 30, 1996 and 1995, respectively. Following this notification, the Company entered into discussions with this customer to assume the licenses to distribute these two injectable products and another injectable product. Effective July 1, 1996, an agreement was reached whereby Akorn acquired ownership of these NDA's, as well as the trade names and trademarks in the United States (see Note D). During the six month period ended December 31, 1996 and the year ended June 30, 1994, the Company did not derive ten percent or more of its revenues from any single customer.

   The Company records sales between the segments at fully absorbed cost.

Note S - Concentration of Credit Risk

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

Note T - Defined Contribution Plan

   The Company sponsors a qualified defined contribution plan which was established under the provisions of Internal Revenue Code Section 401(k). The plan covers all employees with six months of employment and who are 21 years of age or older. The employees can defer a portion of their compensation up to the maximum allowed by the Internal Revenue Code regulations. The plan provides for discretionary contributions by the Company on behalf of the employees. Since January 1994, the Company has made a discretionary matching contribution on a quarterly basis. During the six month period ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994, the Company recorded expenses related to the plan of $34,805, $100,615, $86,296 and $12,274, respectively.


 Note U - Subsequent Events

   Subsequent to the year ended December 31, 1996, the Company's board of directors decided to relocate the Ophthalmic Division operations to the Chicago area from Abita Springs, Louisiana. The Company expects to incur severance and related expenses associated with the relocation, as well as a write-down to the estimated net realizable value of the Louisiana facility. This charge, estimated to approximate $850,000 to $950,000 after taxes, will be recorded in the first quarter of calendar 1997.

  The Company will also change the timing of overhead absorption in its manufacturing operations, resulting in a one-time charge in the first quarter of calendar 1997 of approximately $250,000 to $350,000 after taxes. Management does not expect these charges to affect compliance with the Company's loan covenants.

On February 28 , 1997, shareholders of the Company approved two amendments to the Company's articles of incorporation which allowed for
(1) an increase in the number of authorized common shares from 20 million to 40 million and (2) the issuance of up to 5 million shares of preferred stock at the discretion of the Company's Board of Directors.

Note V - Litigation

   The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   There was no change in the principal independent accountant of the Company or any significant subsidiary of the Company during the six month transition period ended December 31, 1996 or the fiscal years ended June 30, 1996, 1995 or 1994.


                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

   Information concerning directors is incorporated by reference to the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders. Information concerning the Company's executive officers is included in Item 1A (Executive Officers of the Registrant) of Part I hereof.

Item 11. Executive Compensation.

   The information called for by Item 11 is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information called for by Item 12 is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

   The information called for by Item 13 is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


                                PART IV

Item 14. Exhibits and Reports on Form 8-K.

              (a)     Exhibits.

   Those exhibits marked with an asterisk (*) refer to exhibits filed herewith and listed in the Exhibit Index which appears immediately before the first such exhibit; the other exhibits are incorporated herein by reference, as indicated in the following list.

( 2.0) Agreement and Plan of Merger dated December 17, 1991, by and among the Company, Aksub, Inc., Taylor Pharmacal Company (currently doing business as Taylor Pharmaceuticals and referred to hereinafter as "Taylor") and certain former shareholders of Taylor, incorporated by reference to the Company's report on Form 8-K dated January 15, 1992.

( 2.1) Agreement and Plan of Merger among Akorn, Inc., Taylor, and Pasadena Research Laboratories, Inc. dated May 7, 1996, incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

( 3.1) *Composite Articles of Incorporation of the Company as amended through February 28, 1997.

( 3.2) *Composite of By-laws of the Company, including amendments approved through October 26, 1996.

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

(10.11)       Amended   and   Restated   Akorn,   Inc.   1988  Incentive
              Compensation Program dated December 7, 1991, incorporated by reference to Exhibit 10.32 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

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

(10.14) Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program dated October 26, 1996, incorporated by reference to Exhibit B to the Company's definitive Proxy Statement dated January 10, 1997.

(10.15) 1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8, registration number 33-44785.

(10.16) Form of Pledge Agreement between the Company and each shareholder of Taylor, incorporated by reference to
              Exhibit 10.1 of the Company's report on Form 8-K dated January 15, 1992.

(10.17) Agreement dated January 15, 1992 among the Company, the John N. Kapoor Trust dated September 20, 1989, John N. Kapoor and EJ Financial Enterprises, Inc., incorporated by reference to Exhibit 10.37 of the Company's report on Form 10-K for the fiscal year ended June 30, 1992.


(10.18) Loan Agreement dated September 3, 1992, between the Company and the John N. Kapoor Trust dated September 20, 1989, incorporated by reference to Exhibit No. 6 to Amendment No. 3 to Schedule 13D filed by John N. Kapoor and the John N. Kapoor Trust dated September 20, 1989, dated September 10, 1992.

(10.19) Common Stock Purchase Warrant dated September 3, 1992, issued by the Company to the John N. Kapoor Trust dated September 20, 1989, incorporated by reference to Exhibit No. 7 to Amendment No. 3 to Schedule 13D, dated September 10, 1992, filed by John N. Kapoor and the John N. Kapoor Trust dated September 20, 1989.

(10.20) Agreement, Waiver and Release, dated September 3, 1992, between the Company and the John N. Kapoor Trust dated September 20, 1989, incorporated by reference to Exhibit
              10.44 of the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

(10.21) Amendment No. 1 to Agreement dated January 15, 1992 among the Company, the John N. Kapoor Trust dated September 20, 1989, John N. Kapoor and EJ Financial Enterprises, Inc., incorporated by reference to Exhibit 10.23 of the Company's report on Form 10-K for the fiscal year ended June 30, 1995.

(10.22) Employment Agreement among Akorn, Inc., Taylor and Floyd Benjamin dated May 31, 1996, incorporated by reference to
              Exhibit 10.24 of the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

(10.23) Employment Agreement between Akorn, Inc. and Barry D. LeBlanc dated as of January 1, 1996, incorporated by reference to Exhibit 10.25 of the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

(10.24) Separation Agreement between Akorn, Inc. and Barry D. LeBlanc dated July 3, 1996, incorporated by reference to
              Exhibit 10.26 of the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

(10.25) Employment Agreement between Akorn, Inc. and Eric M. Wingerter dated as of January 1, 1996, incorporated by reference to Exhibit 10.27 of the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

(10.26) Employment Agreement between Akorn, Inc. and Harold O. Koch dated January 1, 1996, incorporated by reference to
              Exhibit 10.28 of the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

(10.27) Employment Agreement between Taylor and Tim J. Toney dated as of January 1, 1996, incorporated by reference to
              Exhibit 10.29 of the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

(11.1)        *Computation of Earnings Per Share.

(21.1)        *Subsidiaries of the Company.

(23.1)        *Consent of Deloitte & Touche LLP

(24.1)        *Power of Attorney of Floyd Benjamin.

(24.2)        *Power of Attorney of Daniel E. Bruhl, M.D.

(24.3)        *Power of Attorney of Doyle S. Gaw.

 (27)         *Financial Data Schedule

              (b)     Reports on Form 8-K.

   None.

                            SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AKORN, INC.


                                         By:   /s/ John N. Kapoor, Ph.D.
                                              ____________________________
                                                  John N. Kapoor, Ph.D.
                                                 Chief Executive Officer

Date:  March 19, 1997

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

       Signature                   Title                   Date
       ---------                  -------                 ------


/s/ John N. Kapoor, Ph.D.     Chief Executive          March 19, 1997
 John N. Kapoor, Ph.D.          Officer and
                            Director (Principal
                             Executive Officer)


/s/ Rita J. McConville      Chief Financial Officer    March 19, 1997
 Rita J. McConville         (Principal Financial
                           Officer and Principal
                            Accounting Officer)



* /s/ Floyd Benjamin              Director             March 19, 1997
Floyd Benjamin


* /s/ Daniel E. Bruhl, M.D.       Director             March 19, 1997
 Daniel E. Bruhl, M.D.


* /s/ Doyle S. Gaw                Director             March 19, 1997
 Doyle S. Gaw


*By:   /s/ Rita J. McConville
    Rita J. McConville
     Attorney-in-fact