Form 10-Q
period 1997-03-31
AKORN INC
filed 1997-05-14
CIK 3116

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(x)         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the quarterly period ended March 31, 1997

( )         Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the transition period from _____ to _____


                      Commission File Number:  0-13976


                                 AKORN, INC.
            (Exact Name of Registrant as Specified in its Charter

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

At May 9, 1997 there were 16,597,696 shares of common stock, no par value, outstanding.

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                              									             Page
Condensed Consolidated Balance Sheets -
  March 31, 1997 and December 31, 1996	                            				2

Condensed Consolidated Statements of Income -
  Three months ended March 31, 1997 and 1996	                      				3

Condensed Consolidated Statements of Cash Flows -
  Three months ended March 31, 1997 and 1996                      					4

Notes to Condensed Consolidated Financial
  Statements				                                                  					5

Item 2.  	Management's Discussion and Analysis of Financial Condition
	  and Results of Operations				                                     		7








The information contained in this filing, other than historical information, consists of forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Such statements regarding the timing of acquiring, developing and financing new products, of bringing them on line and of deriving revenues and profits from them, as well as the effect of those revenues and profits on the company's margins and financial position, is uncertain because many of the factors affecting the timing of those items are beyond the company's control.

                                    AKORN, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               DOLLARS IN THOUSANDS
                                   (UNAUDITED)

                                           				March 31,   	December 31,
                                                 1997            1996*
                                               ---------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents			                  $  2,938			    $  1,380
  Short-term investments			                          576			         576
  Accounts receivable, net				                     5,423			       4,625
  Inventory					                                   8,548	   		    8,838
  Prepaid expenses and other assets			             1,803			       1,502
                                                --------       --------
    TOTAL CURRENT ASSETS			                       19,288			      16,921

OTHER ASSETS				                                   1,368			       1,340

PROPERTY, PLANT and EQUIPMENT, NET	               12,589			      12,833
                                                --------       --------
TOTAL ASSETS				                                $ 33,245			    $ 31,094
                                                ========       ========

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Short-term borrowings				                       $    100			    $    250
Current installments of long-term debt and
  capital lease obligations				                      414	  		       170
Trade accounts payable				                         3,323			       1,892
Accrued compensation				                             882			         885
Accrued expenses and other liabilities		           7,128			       5,520
                                                --------       --------
TOTAL CURRENT LIABILITIES		                       11,847	   		    8,717

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS		                      4,911			       5,211

OTHER LONG-TERM LIABILITIES		                        690			         792

SHAREHOLDERS' EQUITY
Common stock			                                		 14,143			      14,143
Retained earnings					                             1,654			       2,231
                                                --------       --------
TOTAL SHAREHOLDERS' EQUITY		                      15,797		    	  16,374
                                                --------       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           		             $ 33,245       $ 31,094
                                                ========       ========

*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                 AKORN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                 (UNAUDITED)

                                    			            Three months ended
                               						                    March 31,
                                               1997                1996
                                            ---------            --------
Net sales						                             $   8,869		          $  8,817
Cost of sales						                             5,441			            5,751
                                            ---------            --------
  GROSS PROFIT					                             3,428			            3,066

Selling, general and
  administrative expenses					                  2,558            			1,906
Research and development					                     361			              388
Relocation expenses					                        1,451			                -
                                            ---------            --------
							                                         4,370			            2,294
                                            ---------            --------
OPERATING INCOME	(LOSS)			       	               (942)		              772

Interest expense		                     				      (116)		             (127)
Interest and other income, net				                141		           	   114
                                            ---------            --------
							                                            25			              (13)
                                            ---------            --------
INCOME (LOSS) BEFORE INCOME TAXES	               (917)		              759

Income taxes (benefit)				                       (340)		              209
                                            ---------            --------
NET INCOME (LOSS)				         	             $    (577)	          $    550
                                            =========            ========
Per Share:

NET INCOME (LOSS)					                      $ (  0.03)	          $   0.03
                                            =========            ========
WEIGHTED AVERAGE
  SHARES OUTSTANDING			                        16,592	             16,816
                                            =========            ========

See notes to condensed consolidated financial statements.

                                AKORN, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            DOLLARS IN THOUSANDS
                               (UNAUDITED)

                                       							Three months ended March 31,
                                                    1997         1996
                                                   --------    --------
OPERATING ACTIVITIES
Net income (loss)			                        				   $   (577)	 $     550
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation and amortization					                    376		       271
  Building and equipment write down				                 400		         -
  Changes in operating assets and liabilities				     1,985		      (242)
                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES		           2,184	 	      579

INVESTING ACTIVITIES
Purchases of property, plant and equipment				         (360)	      (594)
Net maturities of investments					                        -		       604
Product licensing costs						                           (60)	       (25)
                                                   --------    --------
NET CASH USED IN INVESTING ACTIVITIES			               (420)	       (15)

FINANCING ACTIVITIES
Repayment of long-term debt		                			        (16)	      (138)
Issuance of long-term debt						                          -		       400
Proceeds from sale of stock					                          -		        25
Pre-funded development receipts					                      -	 	      137
Reductions in capital lease obligations				             (40)	       (66)
Repayment of short-term borrowings, net				            (150)	      (235)
                                                   --------    --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES					                            (206)	       123
                                                   --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS		               1,558		       687

Cash and cash equivalents at beginning of period			   1,380		       483
                                                   --------    --------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD						                           $  2,938		  $  1,170
                                                   ========    ========

See notes to condensed consolidated financial statements.

                                 AKORN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the transition period ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

NOTE B - RELOCATION EXPENSES

During the quarter ended March 31, 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

NOTE C - SUBSEQUENT EVENTS

Effective April 1, 1997, the Company entered into an agreement with Becton Dickinson and Company to acquire the rights to distribute three products.
Two of the products, ICG Cardio-Green and BAL in Oil, are New Drug Application Products with no generic competition. The third product, Indigo Carmine, is a grandfathered product with several competitors in the market-place. The acquisition transfers ownership of the NDAs and regulatory files, as well as the trade names and trademarks for the products. In exchange for the products, the Company paid Becton Dickinson and Company $4.0 million plus the cost of existing product inventory. Payment consisted of $2.7 million cash at closing, a $1.5 million promissory note secured by an irrevocable letter of credit and a final cash payment for the remaining inventory value due August 1, 1997. The cash payment was financed with existing cash balances and a $1.5 million draw on the Company's line of credit.

NOTE D - CHANGE IN ACCOUNTING ESTIMATES

During the quarter ended March 31, 1997, the Company increased its estimate for unsaleable inventory by $84,000 and changed the timing of absorption of manufacturing overhead expenses, resulting in a one-time charge of $213,000. These changes in estimates are reported as an increase in cost of goods sold.

During the quarter ended March 31, 1996, the Company increased its estimate for unsaleable inventory by approximately $300,000. This change in estimate was reported as an increase in cost of goods sold. During the same quarter, an evaluation by the Company resulted in a change in the estimated liability related to aged customer credits, resulting in a reduction of selling, general and administrative expenses of $85,000. A decision to no longer pursue Abbreviated New Drug Applications (ANDAs) for several products which had been produced in previously-owned facilities, and for which estimated costs of transferring such ANDAs had been accrued, resulted in a $316,000 reduction of selling, general and administrative expenses.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted averages shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt
SFAS 128 in the fourth quarter of 1997. The Company's current EPS calculation significantly conforms to basic EPS Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options and warrants are not estimated to be materially dilutive.

                                 AKORN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Effective May 31, 1996, the Company acquired Pasadena Research Laboratories, Inc. (PRL) in a business combination accounted for as a pooling of interests. The acquired operations of PRL were merged into those of the Company's wholly-owned subsidiary Akorn Manufacturing, Inc., DBA Taylor Pharmaceuticals (Taylor). All financial information presented for the period ended March 31, 1996 has been restated to include the operations of PRL.

Three Months Ended March 31, 1997 Compared to 1996
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                       						  Three Months Ended
                                   						           March 31,
                                                1997          1996
                                               ------        ------
                                                  (in thousands)

Ophthalmic distribution	                    			$ 5,676	     	$ 5,161
Injectable distribution	                   			   1,569		       1,192
Contract manufacturing			                    	   1,624		       2,464
                                               -------       -------
Total net sales					                           $ 8,869		     $ 8,817
                                               =======       =======
Consolidated net sales were relatively flat in the quarter ended March
31, 1997 compared to the same period in 1996.  Ophthalmic distribution sales increased 10% despite the ongoing effect of the Company's decision to discontinue its practice of giving discounts to wholesalers at the end
of every quarter.   The growth in sales is attributable to the surgical
instrument and diagnostic product lines, as well as initial shipments of the Company's generic version of Timolol Maleate, which went off patent
March 25, 1997.

Injectable distribution sales increased 32% compared to the same period in 1996, reflecting sales of the injectable product line acquired from Janssen Pharmaceutica, Inc. in July 1996. Sales of the Janssen products during the quarter were $422,000. Prior to the acquisition, sales of this product line were reported as contract manufacturing sales. For the quarter ended March 31, 1997, contract manufacturing sales declined 34% over the comparable period in 1996. This decline reflects the transfer of the Janssen product line to the injectable distribution segment as well as weakness in other contract sales. Simultaneously, intercompany contract manufacturing sales, which are eliminated in consolidation, increased from $448,000 to $1,200,000 for the quarters ended March 31, 1996 and 1997, respectively. The Company has increased its marketing efforts in the area of contract manufacturing, focusing on Taylor's ability to provide a full range of services including product development, regulatory and sterile manufacturing.

Consolidated gross profit increased 12% during the quarter ended March 31, 1997 compared to the same period in 1996, with gross margins increasing from 35% to 39%. Margins for the ophthalmic segment increased from 32% to 44% during the comparable periods, primarily due to a $300,000 inventory adjustment charge taken in 1996. Excluding the inventory adjustment, gross margins for the ophthalmic segment increased from 38% to 44%, reflecting the discontinuation of wholesaler discounts, renegotiated product royalties and the introduction of timolol late in the quarter. Margins for the injectable segment (including both injectable distribution and contract manufacturing) declined from 38% to 29%, primarily due to an $84,000 inventory adjustment and a $213,000 charge for a change in the timing of overhead absorption taken in the quarter ended March 31, 1997. Excluding these charges, margins for the injectable segment showed a slight increase from 38% to 39% in the comparable periods.

Selling, general and administrative (SG&A) expenses increased 34% during the quarter ended March 31, 1997 as compared to the same period in 1996. This increase is primarily due to a $400,000 reduction in estimated accrued expenses reversed in 1996. Excluding these reversals, SG&A expenses increased 11% during the quarter, reflecting increased marketing and promotional activities in both segments. The percentage of SG&A expenses to sales, after exclusion of the 1996 expense reversals, increased from 26% to 29%, reflecting the increased marketing and promotional activities noted above.

Research and development (R&D) expense declined 7% in the quarter ended March 31, 1997, to $361,000 from $388,000 for the same period in 1996. The decrease reflects timing of research activities rather than a change in the Company's strategy. Management expects R&D expenses in 1997 to increase over prior year levels.

During the quarter ended March 31, 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

Net interest and other income of $25,000 was higher than the prior-year quarter's $13,000 expense, primarily due to increased licensing fees and slightly reduced interest expense on lower outstanding debt balances.

The Company's effective tax rate for the quarter ended March 31, 1997 was 37% compared to 28% for the prior-year period. The lower effective rate in 1996 reflects the fact that PRL was a subchapter S corporation and not subject to corporate income taxes. The Company reported a loss of $577,000 or $0.03 per share for the three months ended March 31, 1997, due to the charge for the relocation of the ophthalmic division and executive offices to Chicago and the change in timing of manufacturing absorption of overhead expenses. Net income for the comparable prior-year period was $550,000 or $0.03 per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted averages shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997. The Company's current EPS calculation significantly conforms to basic EPS Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options and warrants are not estimated to be materially dilutive

FINANCIAL CONDITION AND LIQUIDITY
Working capital at March 31, 1997 was $7.4 million compared to $8.2 million in the comparable prior year. The Company restructured its bank credit facilities in February 1997 to lower its short-term debt service requirements and to allow for additional financing. At March 31, 1997 the Company had $3.0 million of working capital financing available under its line of credit in addition to $2.0 million of construction and equipment financing. The Company borrowed $1.5 million under its line of credit on April 1, 1997 to finance a product purchase from Becton Dickinson and Company. See Note B of Notes to Condensed Consolidated Financial Statements. Management believes that existing cash, cash flows from operations and available bank credit are sufficient to handle the Company's requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the interim period ended December 31, 1996 and in Note W to the consolidated financial statements included in that report.

Item 4.	Submission of Matters to a Vote of Security Holders


The Company's Annual Meeting of Shareholders was held on February 28, 1997. Daniel E. Bruhl, M.D. was elected to the Board of Directors with 12,550,029 votes for and 1,031,186 votes abstaining. Floyd Benjamin was elected to the Board of Directors with 13,178,474 votes for and 402,741 votes abstaining.
Doyle S. Gaw was elected to the Board of Directors with 12,550,978 votes for and 1,030,237 votes abstaining. John N. Kapoor, Ph.D. was elected to the Board of Directors with 13,175,357 votes for and 405,858 votes abstaining.
The motion to approve the amendment to the Company's articles of incor-poration to increase the authorized shares of common stock from 20 million shares to 40 million shares was approved with 12,251,151 votes for, 1,279,114 votes against and 50,950 votes abstaining. The motion to approve the amendment of the Company's articles of incorporation to authorize 5 million shares of preferred stock was approved by 7,712,734 votes for, 2,478,723 votes against, 73,874 votes abstaining and 3,315,884 shares not voting. The motion to approve the amendment of the Company's 1988 Incentive Compensation Program to increase the number of shares issuable through the Program by 1 million and to allow grants to consultants was approved with 8,202,920 votes for, 2,161,195 votes against, 102,309 votes abstaining and 3,114,791 shares not voting.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

    (11.1)  Computation of Earnings (Loss) per Share
      (27)  Financial Data Schedule

(b) Reports on Form 8-K

None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AKORN, INC.



                          /s/ Rita J. McConville
                          ----------------------
                              Rita J. McConville
             Vice President, Chief Financial Officer and Secretary
              (Duly Authorized and Principal Financial Officer)




Date:	May 9, 1997

                                   Akorn, Inc.
                                  Exhibit 11.1

                    COMPUTATION OF NET INCOME (LOSS) PER SHARE
                       (In Thousands, Except Per Share Data)


                                        						Three Months Ended March 31,
                                                 1997              1996
                                              -----------      -----------
Earnings (Loss):
  Income (loss) applicable to common stock		      $ (577)			        $  550

Shares:
  Weighted average number of shares outstanding	  16,592	         		16,728
   Additional shares assuming conversion
      of options and warrants			                       -		      	       88
                                                  ------            ------
Pro forma shares			                             		16,592	         		16,816
                                                  ======            ======

Net income (loss) per share	                   		$ (0.03)		       	$  0.03
                                                  ======            ======