Form 10-Q
period 1997-06-30
AKORN INC
filed 1997-08-11
CIK 3116

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q

         (x) Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
              For the quarterly period ended June 30, 1997

         ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
              For the transition period from _____ to _____


                     Commission File Number:  0-13976


                               AKORN, INC.
           (Exact Name of Registrant as Specified in its Charter

                    LOUISIANA					         	    72-0717400
        (State or Other Jurisdiction of					(I.R.S. Employer
        Incorporation or Organization)					  Identification No.)

       100 Tri-State International, Ste. 100
             Lincolnshire, Illinois					           60069
      (Address of Principal Executive Offices)	  (Zip Code)

                             (847) 236-3800
                        (Issuer's telephone number)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x  	No ____

At August 6, 1997 there were 16,609,549 shares of common stock, no par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
									                                                                Page
Condensed Consolidated Balance Sheets -
  June 30, 1997 and December 31, 1996		                                 				2

Condensed Consolidated Statements of Income -
  Three and six months ended June 30, 1997 and 1996				 	                   3

Condensed Consolidated Statements of Cash Flows -
  Six months ended June 30, 1997 and 1996						                             4

Notes to Condensed Consolidated Financial
  Statements									                                                       5

Item 2.  	Management's Discussion and Analysis of Financial Condition
       	  and Results of Operations						                                   7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings						                                           11

Item 6.	Exhibits and Reports on Form 8-K				                               13









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

                                AKORN, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                       						June 30,			December 31,
                                               1997        1996*
                                             --------   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents			               $    737	 		 $ 1,380
  Short-term investments			                       576	        576
  Accounts receivable, net               				   5,929			    4,625
  Inventory					                                8,948			    8,838
  Prepaid expenses and other assets			          1,704			    1,502
                                             --------     -------
    TOTAL CURRENT ASSETS			                    17,894	 		  16,921

PRODUCT LICENSES AND OTHER ASSETS	              5,523			    1,340

PROPERTY, PLANT AND EQUIPMENT, NET	            12,880	 		  12,833
                                              -------     -------
TOTAL ASSETS				                              $36,297			  $31,094
                                              =======     =======

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
Short-term borrowings				                     $   382			  $   250
Current installments of long-term debt and
  capital lease obligations			 	                  658		       170
Trade accounts payable				                      3,496			    1,892
Accrued compensation				                          752			      885
Accrued expenses and other liabilities		        7,643			    5,520
                                              -------     -------
TOTAL CURRENT LIABILITIES		                    12,931			    8,717

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS		                   6,124			    5,211

OTHER LONG-TERM LIABILITIES		                     690		       792

SHAREHOLDERS' EQUITY
Common stock					                              14,164			   14,143
Retained earnings					                          2,388			    2,231
                                              -------     -------
TOTAL SHAREHOLDERS' EQUITY		                   16,552		 	  16,374
                                              -------     -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY	      	                $36,297		   $31,094
                                              =======     =======

*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                 AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                (UNAUDITED)


                          					   Three Months Ended		       Six Months Ended
					                                   June 30, 	               June 30
				                              1997      		  1996     		  1997   		   1996
                                  ------------------        -----------------
Net sales					                    $ 10,176		$  8,159		      $ 19,044 $ 16,976
Cost of goods sold				               5,260     5,749		        10,700	  11,500
                                  ------------------        -----------------
GROSS PROFIT				                     4,916		   2,410		         8,344	   5,476

Selling, general and
  administrative expenses			         3,246		   2,367		         5,804	   4,273
Research and development			            368       348		           729	     736
Acquisition and severance			             -       677		             -	     677
Relocation charges				                   -         -		         1,451		      -
                                  ------------------        -----------------
					                                3,614		   3,392		         7,984	   5,686
                                  ------------------        -----------------
OPERATING INCOME (LOSS)		            1,302		    (982)		          360		   (210)

Interest expense            				      (138)     (113)		         (254)    (240)
Interest and other income, net			       14        24		           155	     138
                                  ------------------        -----------------
					                                 (124)      (89)		          (99)    (102)
                                  ------------------        -----------------
INCOME (LOSS) BEFORE INCOME TAXES	   1,178	   (1,071)		          261	    (312)

Income taxes (benefit)			              436	     (514)		           97	    (305)
                                  ------------------        -----------------
NET INCOME (LOSS)			              $    742		$   (557)	      $    164	$     (7)
                                  ==================        =================
Per Share:

NET INCOME (LOSS)			              $   0.04		$  (0.03)	      $   0.01	$      -
                                  ==================        =================
WEIGHTED AVERAGE
SHARES OUTSTANDING		                16,800    17,015		        16,802 	 16,788
                                  ==================        =================

See notes to condensed consolidated financial statements.

                               AKORN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          DOLLARS IN THOUSANDS
                              (UNAUDITED)

                                          							  Six months ended June 30,
                                                    1997              1996
                                                   -------------------------
OPERATING ACTIVITIES
Net income (loss)			                            			$      164		   $      (7)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation and amortization					                      809		         609
  Building and equipment write down				                   400	 	          -
  Changes in operating assets and liabilities				       1,724		        (414)
                                                   -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES		             3,097		         188

INVESTING ACTIVITIES
Purchases of property, plant and equipment	     			      (981)	        (832)
Product license acquisitions					                      (4,305)	         (90)
Net maturities of investments					                          -		         594
                                                   -------------------------
NET CASH USED IN INVESTING ACTIVITIES			               (5,286)	        (328)

FINANCING ACTIVITIES
Repayment of long-term debt					                          (21)	        (276)
Issuance of long-term debt						                        1,500		         400
Proceeds from sale of stock					                           13		         474
Dividends paid							                                       -		        (583)
Pre-funded development receipts					                        -		         150
Reductions in capital lease obligations				               (78)	        (108)
Short-term borrowings, net					                           132	 	        492
                                                   -------------------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                        					     1,546	   	      549
                                                   -------------------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS	                         				      (643)	         409

Cash and cash equivalents at beginning of period			     1,380		         482
                                                   -------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD						                           $      737		    $    891
                                                   ========================

See notes to condensed consolidated financial statements.

                               AKORN, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the transition period ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

NOTE B - INVENTORY

The components of inventory are as follows ( in thousands):

                                    					June 30,		           December 31,
                                           1997  		            	  1996
                                         --------             -----------
Finished goods				                        $ 5,279			             $ 5,181
Work in process				                         1,544			               1,375
Raw materials and supplies		                2,125			               2,282
                                         --------             ----------
					                                     $ 8,948			             $ 8,838
                                         ========             ==========

Inventory at June 30, 1997 and December 31, 1996 is reported net of reserves of $491,393 and $589,007, respectively, for slow-moving, unsaleable and obsolete items.

NOTE C - RELOCATION EXPENSES

During the quarter ended March 31, 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

NOTE D - PRODUCT LICENSE ACQUISITION

Effective April 1, 1997, the Company entered into an agreement with Becton Dickinson and Company to acquire the rights to distribute three products. Two of the products, ICG Cardio-Green and BAL in Oil, are New Drug Application Products with no generic competition. The third product, Indigo Carmine, is a grandfathered product with several competitors in the marketplace. The acquisition transfers ownership of the NDAs and regulatory files, as well as the trade names and trademarks for the products. In exchange for the products, the Company paid Becton Dickinson and Company $4.0 million plus the cost of existing product inventory. Payment consisted of $2.7 million cash at closing, a $1.5 million promissory note secured by an irrevocable letter of credit and a final cash payment for the remaining inventory value due August 1, 1997. The cash payment was financed with existing cash balances and a $1.5 million draw on the Company's line of credit.

NOTE E - CHANGE IN ACCOUNTING ESTIMATES

During the quarter ended June 30, 1996, the Company revised its estimate for recording chargeback accruals. As a result, a reduction in net sales of $250,000 was recorded. In addition, the Company increased its estimate for unsaleable inventory by approximately $200,000, resulting in an increase in cost of goods sold.

During the quarter ended June 30, 1996, the Company recognized estimated costs of $677,000 related to acquisition costs and severance expenses associated with the acquisition of Pasadena Research Laboratories, Inc. (PRL). These estimated costs increased the reported operating loss.

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

NOTE F - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997. The Company's current EPS calculation significantly conforms to basic EPS. Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options and warrants are not estimated to be materially dilutive.

                               AKORN, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to 1996
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                        						  Three Months Ended
                                   						             June 30,
                                                 1997  	     1996
                                                ------------------
                                                  (in thousands)

Ophthalmic distribution				                      $ 5,949		 $ 4,553
Contract manufacturing				                         1,307		   2,312
Injectable distribution				                        2,920		   1,294
                                                 -------   -------
Total net sales					                             $10,176		 $ 8,159
                                                 =======   =======
Consolidated net sales increased 25% in the quarter ended June 30, 1997 compared to the same period in 1996.  Ophthalmic distribution sales increased 31%, primarily due to strong performance in the diagnostic and therapeutic product lines as well as surgical products and surgical instruments.  The acquisition of
ICG from Becton Dickinson in April and the introduction of the Company's generic version of Timolol Maleate also contributed to the sales increase.

Injectable distribution sales increased 126% compared to the same period in 1996, primarily due to penetration into the hospital market and strong performance in rheumatology and antidote products, including Bal in Oil, acquired from Becton Dickinson in April. The increase also reflects sales of the injectable product line acquired from Janssen Pharmaceutica, Inc. in July 1996. Sales of the Janssen products during the quarter were $734,000. Prior to the acquisition, sales of this product line were reported as contract manufacturing sales. For the quarter ended June 30, 1997, contract manufacturing sales declined 43% over the comparable period in 1996. This decline reflects the transfer of the Janssen product line to the injectable distribution segment as well as less emphasis on low-margin basic contract sales. Simultaneously, intercompany contract manufacturing sales, which are eliminated in consolidation, increased from $743,000 to $958,000 for the quarters ended June 30, 1996 and 1997, respectively. The Company has shifted its marketing efforts in the area of contract manufacturing, focusing on Taylor's ability to provide a full range of services including product development, regulatory and sterile manufacturing.

Consolidated gross profit increased 104% during the quarter ended June 30, 1997 compared to the same period in 1996, with gross margins increasing from 30% to 48%. Margins for the ophthalmic segment increased from 30% to 46% during the comparable periods, primarily due to product acquisitions and a shift in sales mix to higher-margin products. Margins on the Company's generic version of Timolol Maleate have declined at a faster than anticipated rate, due to the large number of competitors offering the product. During the quarter ended
June 30, 1996, ophthalmic sales were reduced $250,000 by a chargeback adjustment while cost of sales was increased by a $200,000 inventory adjustment. Excluding these adjustments, margins for the ophthalmic segment increased from 38% to 46%. Margins for the injectable segment (including both injectable distribution and contract manufacturing) increased from 29% to 52%, primarily due to product acquisitions and increased sales in injectable distribution as well as re-engineering of production processes to reduce costs of manufacturing.

Selling, general and administrative (SG&A) expenses increased 37% during the quarter ended June 30, 1997 as compared to the same period in 1996. This increase is primarily due to increased marketing and promotional activities in both segments, as well as a $250,000 provision for employee bonuses included in

1997. The percentage of SG&A expenses to sales increased from 29% to 32%, reflecting the increased marketing and promotional activities noted above as well as the bonus accrual.

Research and development (R&D) expense increased 6% in the quarter ended June 30, 1997, to $368,000 from $348,000 for the same period in 1996. Management expects R&D expenses in 1997 to increase over prior year levels.

During the quarter ended June 30, 1996, the Company recognized estimated costs of $677,000 related to acquisition costs and severance expenses associated with the acquisition of Pasadena Research Laboratories, Inc. (PRL). These estimated costs increased the reported operating loss.

Net interest and other expense of $124,000 was higher than the prior-year quarter's $89,000, primarily due to increased interest expense on higher average outstanding debt balances.

The Company's effective tax rate for the quarter ended June 30, 1997 was 37% compared to 48% (benefit) for the prior-year period. The effective rate for 1996 varies from the statutory rates primarily due to the inclusion of net income for PRL prior to the acquisition date as a result of the pooling of interests. PRL was a Subchapter S corporation and therefore not subject to corporate income taxes. The Company reported net income of $742,000 or $0.04 per share for the three months ended June 30, 1997. The net loss for the comparable prior-year period was $557,000 or $0.03 per share.

Six Months Ended June 30, 1997 Compared to 1996
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                              						    Six Months Ended
                                          						             June 30,
                                               	 				   1997		      1996
                                                        ----------------
                                                         (in thousands)

Ophthalmic distribution				                             $11,625		$ 9,714
Contract manufacturing				                                2,931		  4,776
Injectable distribution				                               4,488		  2,486
                                                        ----------------
Total net sales					                                    $19,044		$16,976
                                                        ================

Consolidated net sales increased 12% in the six months ended June 30, 1997 compared to the same period in 1996. Ophthalmic distribution sales increased 20%, primarily due to strong performance in the diagnostic and therapeutic product lines as well as surgical products and surgical instruments. The acquisition of ICG from Becton Dickinson in April and the introduction of the Company's generic version of Timolol Maleate also contributed to the sales increase.

Injectable distribution sales increased 81% compared to the same period in 1996, primarily due to penetration into the hospital market and strong performance in rheumatology and antidote products, including Bal in Oil, acquired from Becton Dickinson in April. The increase also reflects sales of the injectable product line acquired from Janssen Pharmaceutica, Inc. in July 1996. Sales of the Janssen products during the six month period were $1,156,000. Prior to the acquisition, sales of this product line were reported as contract manufacturing sales. For the six months ended June 30, 1997, contract manufacturing sales declined 39% over the comparable period in 1996. This decline reflects the transfer of the Janssen product line to the injectable distribution segment as well as less emphasis on low-margin basic contract sales. Simultaneously, intercompany contract manufacturing sales, which are eliminated in consolidation, increased from $1,191,000 to $2,118,000 for the six months ended June 30, 1996 and 1997, respectively. The Company has shifted its marketing efforts in the area of contract manufacturing, focusing on Taylor's ability to provide a full range of services including product development, regulatory and sterile manufacturing.

Consolidated gross profit increased 52% during the six months ended June 30, 1997 compared to the same period in 1996, with gross margins increasing from 32% to 44%. Margins for the ophthalmic segment increased from 31% to 45% during the comparable periods, primarily due to product acquisitions and a shift in sales mix to higher-margin products. Margins on the Company's generic version of Timolol Maleate have declined at a faster than anticipated rate, due to the large number of competitors offering the product. During the six months ended June 30, 1996, ophthalmic sales were reduced $250,000 by a chargeback adjustment while cost of sales was increased by a $500,000 inventory adjustment. Excluding these adjustments, gross margins for the ophthalmic segment increased from 38% to 45%. Margins for the injectable segment (including both injectable distribution and contract manufacturing) increased from 33% to 42%, primarily due to product acquisitions and increased sales in injectable distribution as well as re-engineering of production processes to reduce costs of manufacturing. During the six months ended June 30, 1997, injectable cost of sales was increased by an $84,000 inventory adjustment and a $213,000 charge for a change in the timing of overhead absorption. Excluding these charges, margins for the injectable segment increased from 33% to 46%.

Selling, general and administrative (SG&A) expenses increased 36% during the six months ended June 30, 1997 as compared to the same period in 1996. This increase is partially due to a $400,000 reduction in estimated accrued expenses reversed in 1996. Excluding these reversals, SG&A expenses increased 24% during the six month period, reflecting increased marketing and promotional activities in both segments, as well as a $250,000 provision for employee bonuses included in 1997. The percentage of SG&A expenses to sales, after exclusion of the 1996 expense reversals, increased from 28% to 30%, reflecting the increased marketing and promotional activities noted above.

Research and development (R&D) expense declined 1% in the six months ended June 30, 1997, to $729,000 from $736,000 for the same period in 1996. The decrease reflects timing of research activities rather than a change in the Company's strategy. Management expects R&D expenses in 1997 to increase over prior year levels.

During the six months ended June 30, 1996, the Company recognized estimated costs of $677,000 related to acquisition costs and severance expenses associated with the acquisition of Pasadena Research Laboratories, Inc. (PRL). These estimated costs increased the reported operating loss.

During the six months ended June 30, 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

Net interest and other expense of $99,000 was lower than the prior-year period's $102,000, primarily due to increased licensing fees offsetting a slight increase in interest expense on higher average outstanding debt balances.

The Company's effective tax rate for the six months ended June 30, 1997 was 37% compared to 98% (benefit) for the prior-year period. The lower effective rate in 1996 reflects the fact that PRL was a subchapter S corporation and not subject to corporate income taxes. The Company reported net income of $164,000 or $0.01 per share for the six months ended June 30, 1997 The net loss for the comparable prior-year period was $7,000.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997. The Company's current EPS calculation significantly conforms to basic EPS. Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options and warrants are not estimated to be materially dilutive.

FINANCIAL CONDITION AND LIQUIDITY
Working capital at June 30, 1997 was $5.0 million compared to $8.2 million at December 31, 1996. The Company restructured its bank credit facilities in February 1997 to lower its short-term debt service requirements and to allow for additional financing. At June 30, 1997 the Company had $2.6 million of working capital financing available under its line of credit in addition to $2.0 million of construction and equipment financing. The Company borrowed $1.5 million under its line of credit on April 1, 1997 to finance a product license purchase from Becton Dickinson and Company, and subsequently paid down the line with cash generated from operations. See Note D of Notes to Condensed Consolidated Financial Statements. Management believes that existing cash, cash flows from operations and available bank credit are sufficient to handle the Company's requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the transition period ended December 31, 1996 and in Note W to the consolidated financial statements included in that report.

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

                                 AKORN, INC.



                           /s/ Rita J. McConville
                           ----------------------
                             Rita J. McConville
             Vice President, Chief Financial Officer and Secretary
               (Duly Authorized and Principal Financial Officer)




Date:	August 8, 1997

                                Akorn, Inc.
                               Exhibit 11.1

               COMPUTATION OF NET INCOME (LOSS) PER SHARE
                 (In Thousands, Except Per Share Data)



                         					   Three Months Ended		       Six Months Ended
                 					                June 30, 			              June 30,
                                 ------------------         ----------------
                          					   1997   		  1996       		  1997   		   1996
                                 ------------------         ----------------
Earnings (Loss):
  Income (loss) applicable to
    common stock	                $   742 		$ (557)	 	       $  164		   $  (7)
                                 =================          ================
Shares:
  Weighted average number of
    shares outstanding			         16,598		 16,493		         16,596 		 16,383
  Additional shares assuming
    conversion of options and
    warrants			                      202      522		            206		     405
                                 ----------------           ----------------
Pro forma shares				              16,800		 17,015		         16,802		  16,788
                                 ================           ================

Net income (loss) per share			   $  0.04		$ (0.03)		        $ 0.01		   $   -
                                 ================           ================