Form 10-Q
period 1997-09-30
AKORN INC
filed 1997-11-12
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997

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

At November 7, 1997 there were 16,620,826 shares of common stock, no par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                 								             Page
Condensed Consolidated Balance Sheets -
  September 30, 1997 and December 31, 1996	           		 2

Condensed Consolidated Statements of Income -
  Three and nine months ended September 30,
  1997 and 1996				                                 				 3

Condensed Consolidated Statements of Cash Flows -
  Nine months ended September 30, 1997 and 1996			       4

Notes to Condensed Consolidated Financial
  Statements									                                    5

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations				 		                                     8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings						                        13

Item 6.  Exhibits and Reports on Form 8-K		             13






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

           AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
        DOLLARS IN THOUSANDS
            (UNAUDITED)

                              						September 30,	December 31,
                                         1997            1996   *
ASSETS
CURRENT ASSETS
  Cash and cash equivalents		       $     696		   $  1,380
  Short-term investments			               384	         576
  Accounts receivable, net		            7,734		      4,625
  Inventory					                        8,832		      8,838
  Prepaid expenses and other assets	    1,598		      1,502
    TOTAL CURRENT ASSETS			            19,244		     16,921

PRODUCT LICENSES AND OTHER ASSETS	      5,373		      1,340

PROPERTY, PLANT AND EQUIPMENT, NET	    12,797		     12,833

TOTAL ASSETS					                   $  37,414		   $ 31,094


LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
Short-term borrowings			            $  1,155		   $    250
Current installments of long-term
 debt and capital lease obligations      885		        170
Trade accounts payable			              2,829		      1,892
Accrued compensation			                  911		        885
Accrued expenses and other
 liabilities					                      7,678	   	   5,520
TOTAL CURRENT LIABILITIES		           13,458   		   8,717

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS		          5,850		      5,211

OTHER LONG-TERM LIABILITIES		            690		        792

SHAREHOLDERS' EQUITY
Common stock					                     14,208		     14,143
Retained earnings				                  3,208		      2,231
TOTAL SHAREHOLDERS' EQUITY		          17,416		     16,374

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY	             $ 37,414	   $  31,094


*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

               AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
               (UNAUDITED)


                       				   Three Months Ended	  Nine Months Ended
                       				       September 30, 	     September 30,
                           			   1997   	  1996     	  1997   	  1996
Net sales			                  $ 11,058	 $  8,101	   $ 30,102	  $25,077
Cost of goods sold		             6,313	    5,132	     17,013	   16,632
GROSS PROFIT			                  4,745	    2,969	     13,089	    8,445

Selling, general and
  administrative expenses	       2,993	    2,433	      8,797     6,706
Research and development	          342	      515   	   1,071	    1,251
Acquisition and severance	           -	        -	          -	      677
Relocation charges	                  -	        -	      1,451	        -
				                             3,335	    2,948   	  11,319	    8,634
OPERATING INCOME (LOSS)	         1,410	       21	      1,770      (189)

Interest expense		                (115)	    (128)	      (368)     (368)
Interest and other
  income, net			                    14	      164	        168	      302
				                              (101)	      36	       (200)	     (66)
INCOME (LOSS) BEFORE
  INCOME TAXES	              	   1,309	       57	      1,570	     (255)

Income taxes (benefit)	            484	       22 	       581	     (283)

NET INCOME 			                $    825	 $     35 	  $    989	  $    28

Per Share:

NET INCOME			                 $   0.05	 $      - 	  $   0.06	  $     -

WEIGHTED AVERAGE
SHARES OUTSTANDING		            17,031 	  16,867	     16,883 	  16,842


See notes to condensed consolidated financial statements.

                AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           DOLLARS IN THOUSANDS
               (UNAUDITED)

                                  					Nine months ended September 30,
                                         1997                  1996

OPERATING ACTIVITIES
Net income 					                        $       989		       $      28
Adjustments to reconcile net
 income to net cash provided
  by operating activities:
  Depreciation and amortization	              1,214		             951
  Building and equipment write down	            400		               -
  Changes in operating assets and
    liabilities				                            (242)		             98
NET CASH PROVIDED BY OPERATING
 ACTIVITIES					                              2,361		           1,077

INVESTING ACTIVITIES
Purchases of property, plant
  and equipment				                          (1,233)		         (2,475)
Product license acquisitions		               (4,313)		           (430)
Net maturities of investments		                 192		           1,096
NET CASH USED IN INVESTING
 ACTIVITIES					                             (5,354)	  	       (1,809)

FINANCING ACTIVITIES
Repayment of long-term debt		                   (33)		           (516)
Issuance of long-term debt		                  1,500		           1,900
Proceeds from sale of stock		                    50		             490
Dividends paid			                                 -		            (583)
Pre-funded development receipts	                  -		             150
Reductions in capital lease
 obligations						                             (113)		           (108)
Short-term borrowings, net		                    905		            (402)
NET CASH PROVIDED BY
  FINANCING ACTIVITIES			                     2,309 		            931

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS			                       (684)		            199

Cash and cash equivalents at
 beginning of period			                       1,380		             482

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD				                   $      696		       $     681


See notes to condensed consolidated financial statements.

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the transition period ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

NOTE B - INVENTORY

The components of inventory are as follows ( in thousands):

                               					September 30,	    December 31,
                                          1997  			      1996
Finished goods			                     $  5,891			       $ 5,181
Work in process			                       1,038			         1,375
Raw materials and supplies	              1,903			         2,282
					                                 $  8,832			       $ 8,838

Inventory at September 30, 1997 and December 31, 1996 is reported net of reserves of $399,751 and $589,007, respectively, for slow-moving, unsaleable and obsolete items.

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

NOTE D - PRODUCT LICENSE ACQUISITIONS

Effective April 1, 1997, the Company entered into an agreement with Becton Dickinson and Company to acquire the rights to distribute three products. Two of the products, ICG Cardio-Green and BAL in Oil, are New Drug Application Products with no generic competition. The third product, Indigo Carmine, is a grandfathered product with several competitors in the marketplace. The acquisition transfers ownership of the NDAs and regulatory files, as well as the trade names and trademarks for the products. In exchange for the products, the Company paid Becton Dickinson and Company $4.0 million plus the cost of existing product inventory. Payment consisted of $2.7 million cash at closing, a $1.5 million promissory note secured by an irrevocable letter of credit and a final cash payment on August 1, 1997 for $0.3 million for the remaining inventory. The cash payment was partly financed through a $1.5 million draw on the Company's line of credit.

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

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997. The Company's current EPS calculation significantly conforms to basic EPS. Diluted EPS is not expected to be materially different from basic EPS since potential common shares in the form of common stock options and warrants are not estimated to be materially dilutive.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreigncurrency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods is required. The Company has not fully determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements, but does not expect it to be material. The Company will adopt this accounting standard January 1, 1998, as required.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will be effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. The Company has not yet completed its analysis, but expects to continue reporting on ophthalmic and injectable segments.

AKORN, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to 1996
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                           						  Three Months Ended
                           						     September 30,
                                     1997  	        1996
                                       (in thousands)

Ophthalmic distribution			           $  6,535		   $ 4,854
Contract manufacturing			               1,601		     1,961
Injectable distribution			              2,922		     1,286
Total net sales				                  $ 11,058		   $ 8,101

Consolidated net sales increased 37% in the quarter ended September 30, 1997 compared to the same period in 1996. Ophthalmic distribution sales increased 35%, primarily due to strong performance in the diagnostic and therapeutic product lines. The acquisition of ICG from Becton Dickinson in April and the introduction of the Company's generic version of Timolol Maleate also contributed to the sales increase.

Injectable distribution sales increased 127% compared to the same period in 1996, primarily due to penetration into the hospital market and a continuing shortage of certain distributed products. Management expects the shortages and resultant sales increases to continue at least until the end of 1997. For the quarter ended September 30, 1997, contract manufacturing sales declined 18% over the comparable period in 1996. This decline reflects decreased emphasis on low-margin basic contract sales. The Company has shifted its marketing efforts in the area of contract manufacturing, focusing on Taylor's ability to provide a full range of services including product development, regulatory and sterile manufacturing.

Consolidated gross profit increased 60% during the quarter ended September 30, 1997 compared to the same period in 1996, with gross margins increasing from 37% to 43%. Margins for the ophthalmic segment increased from 41% to 46% during the comparable periods, primarily due to product acquisitions and a shift in sales mix to higher-margin products. Margins on the Company's generic version of Timolol Maleate have declined at a faster than anticipated rate, due to the large number of competitors offering the product. Margins for the injectable segment (including both injectable distribution and contract manufacturing) increased from 30% to 38%, primarily due to product acquisitions and increased sales in injectable distribution as well as re-engineering of production processes to reduce costs of manufacturing.

Selling, general and administrative (SG&A) expenses increased 23% during the quarter ended September 30, 1997 as compared to the same period in 1996. This increase is primarily due to increased marketing and promotional activities in both segments, as well as a $137,000 provision for employee bonuses included in 1997 and expenses associated with the new corporate office facility. The percentage of SG&A expenses to sales decreased from 30% to 27%, reflecting incremental sales growth.

Research and development (R&D) expense decreased 34% in the quarter ended September 30, 1997, to $342,000 from $515,000 for the same period in 1996. The decrease reflects concentration on piroxicam clinical studies, which were pre-funded as part of the product acquisition. Management expects R&D spending in 1997 to increase over prior year levels.

Interest expense of $115,000 was lower than the prior-year quarter's $128,000, primarily due to lower rates on lower average outstanding debt balances. Other income of $14,000 was lower than the prior-year quarter's $164,000 due to a one-time licensing fee received in 1996.

The Company's effective tax rate for the quarter ended September 30, 1997 was 37% compared to 39% for the prior-year period. The Company reported net income of $825,000 or $0.05 per share for the three months ended September 30, 1997. Net income for the comparable prior-year period was $35,000.

Nine Months Ended September 30, 1997 Compared to 1996
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                           						    Nine Months Ended
                           						      September 30,
                              						  1997  		   1996
                                       (in thousands)

Ophthalmic distribution			             $ 18,160   		$ 14,568
Contract manufacturing			                 4,951		      6,737
Injectable distribution			                6,991 	      3,772
Total net sales				                    $ 30,102		   $ 25,077

Consolidated net sales increased 20% in the nine months ended September 30, 1997 compared to the same period in 1996. Ophthalmic distribution sales increased 25%, primarily due to strong performance in the diagnostic and therapeutic product lines. The acquisition of ICG from Becton Dickinson in April and the introduction of the Company's generic version of Timolol Maleate also contributed to the sales increase.

Injectable distribution sales increased 85% compared to the same period in 1996, primarily due to penetration into the hospital market and strong performance in rheumatology and antidote products, including Bal in Oil, acquired from Becton Dickinson in April. The increase also reflects sales of the injectable product line acquired from Janssen Pharmaceutica, Inc. in July 1996. Prior to the acquisition, sales of this product line were reported as contract manufacturing sales. Sales of the Janssen products reflected in contract manufacturing during the nine month period were $1,156,000. For the nine months ended September 30, 1997, contract manufacturing sales declined 27% over the comparable period in 1996. This decline reflects the transfer of the Janssen product line to the injectable distribution segment as well as less emphasis on low-margin basic contract sales. The Company has shifted its marketing efforts in the area of contract manufacturing, focusing on Taylor's ability to provide a full range of services including product development, regulatory and sterile manufacturing.

Consolidated gross profit increased 55% during the nine months ended September 30, 1997 compared to the same period in 1996, with gross margins increasing from 34% to 43%. Margins for the ophthalmic segment increased from 34% to 45% during the comparable periods, primarily due to product acquisitions and a shift in sales mix to higher-margin products. Margins on the Company's generic version of Timolol Maleate have declined at a faster than anticipated rate, due to the large number of competitors offering the product. During the nine months ended September 30, 1996, ophthalmic sales were reduced $250,000 by a chargeback adjustment while cost of sales was increased by a $500,000 inventory adjustment Excluding these adjustments, gross margins for the ophthalmic segment increased from 39% to 45%. Margins for the injectable segment (including both injectable distribution and contract manufacturing) increased from 33% to 41%, primarily due to product acquisitions and increased sales in injectable distribution as well as re-engineering of production processes to reduce costs of manufacturing. During the nine months ended September 30, 1997, injectable cost of sales was increased by an $84,000 inventory adjustment and a $213,000 charge for a change in the timing of overhead absorption. Excluding these charges, margins for the injectable segment increased from 33% to 43%.

Selling, general and administrative (SG&A) expenses increased 31% during the nine months ended September 30, 1997 as compared to the same period in 1996. This increase is partially due to a $400,000 reduction in estimated accrued expenses reversed in 1996. Excluding these reversals, SG&A expenses increased 24% during the nine month period, reflecting increased marketing and promotional activities in both segments, as well as a $387,000 provision for employee bonuses included in 1997 and expenses associated with the new corporate office facility. The percentage of SG&A expenses to sales, after exclusion of the 1996 expense reversals, increased from 28% to 29%, reflecting the increased marketing and promotional activities noted above.

Research and development (R&D) expense declined 14% in the nine months ended September 30, 1997, to $1,071,000 from $1,251,000 for the same period in 1996. The decrease reflects concentration on piroxicam clinical studies, which were pre-funded as part of the acquisition. Management expects total R&D spending in 1997 to increase over prior year levels.

During the nine months ended September 30, 1996, the Company recognized estimated costs of $677,000 related to acquisition costs and severance expenses associated with the acquisition of Pasadena Research Laboratories, Inc. (PRL). These estimated costs resulted in a reported operating loss.

During the nine months ended September 30, 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

Interest expense of $368,000 was unchanged from the prior-year period. Other income of $168,000 was lower than the prior-year period's $302,000 due to a one-time licensing fee recorded in 1996.

The Company's effective tax rate for the nine months ended September 30, 1997 was 37% compared to 111% (benefit) for the prior-year period. The negative effective rate in 1996 reflects the fact that PRL was a subchapter S corporation and not subject to corporate income taxes. The Company reported net income of $989,000 or $0.06 per share for the nine months ended September 30, 1997. Net income for the comparable prior-year period was $28,000.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share (EPS). In June 1997, the FASB issued Statement of Financial Accounting Standards Number 130, "Reporting Comprehensive Income," which requires inclusion of elements of comprehensive income in a separate financial statement, and Statement of Financial Accounting Standards Number 131, "Disclosures about Segments of an Enterprise and Related Information," which redefines operating segment determination and required disclosures. See Note F of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY
Working capital at September 30, 1997 was $5.8 million compared to $8.2 million at December 31, 1996. The decrease is due to the inclusion of the outstanding balance on the Company's line of credit as a current liability at September 30, as well as to an increase in accounts payable and accrued expenses associated with higher volume. The Company restructured its bank credit facilities in February 1997 to lower its short-term debt service requirements and to allow for additional financing. At September 30, 1997 the Company had $1.8 million of working capital financing available under its line of credit in addition to $2.0 million of construction and equipment financing. The Company borrowed $1.5 million under its line of credit on April 1, 1997 to finance a product license purchase from Becton Dickinson and Company, and subsequently paid down the line with cash generated from operations. See Note D of Notes to Condensed Consolidated Financial Statements. The third quarter draw on the line of credit reflects the payout of severance and related benefits associated with the closing of the Abita Springs location. Management believes that existing cash, cash flows from operations and available bank credit are sufficient to handle the Company's requirements for the foreseeable future.

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

AKORN, INC.



/s/ Rita J. McConville
Rita J. McConville
Vice President, Chief Financial Officer and Secretary
(Duly Authorized and Principal Financial Officer)




Date:	November 7, 1997

Akorn, Inc.
Exhibit 11.1

COMPUTATION OF NET INCOME (LOSS) PER SHARE
(In Thousands, Except Per Share Data)



                          	   Three Months Ended	      Nine Months Ended
                     		          September 30, 	         September 30,
                          			   1997   	  1996     	  1997   	   1996
Earnings:
  Income
 applicable to
 common stock		                $   825 	 $   35 	  $     989	$      28

Shares:
  Weighted average
  number of shares
  outstanding		                 16,606	  16,576   	   16,599 	  16,493
  Additional shares
  assuming conversion
  of options and
  warrants		                       425	     291		        284	      349

Pro forma shares	               17,031	  16,867		     16,883	   16,842

Net income
  per share		                  $  0.05	  $    - 	  $    0.06	$       -