Form 10-K
period 1997-12-31
AKORN INC
filed 1998-03-31
CIK 3116

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
________________________________________________________________________________

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                       Commission File Number:  0-13976

                                  AKORN, INC.
          (Name of small business issuer as specified in its charter)

                 LOUISIANA                           72-0717400
      (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)

     100 Tri-State International, Suite 100, Lincolnshire, Illinois 60069
             (Address of principal executive offices and zip code)

                  Issuer's telephone number:  (847) 236-3800

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                     None

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                          Common Stock, No Par Value
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No _____
           -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of March 5, 1998 was approximately $61,187,000.

The number of shares of the Issuer's common stock, no par value per share, outstanding as of March 5, 1998 was 17,701,421.


Page 1 of 35 pages

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement (the "Proxy Statement") to be used in connection with the Registrant's 1998 Annual Meeting of shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1997, are incorporated by reference to Part III of this Annual Report on Form 10-K.

                          FORM 10-K TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                                    PART I
Item 1.  Business.....................................................................................         3
Item 2.  Properties...................................................................................         5
Item 3.  Legal Proceedings............................................................................         5
Item 4.  Submission of Matters to a Vote of Security Holders..........................................         5

                                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........................         6
Item 6.  Selected Financial Data......................................................................         7
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations................................................................................         8
Item 8.  Financial Statements and Supplemental Data...................................................        12
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures........................................................................        28

                                                   PART III

Item 10. Directors....................................................................................        28
Item 11. Executive Compensation.......................................................................        28
Item 12. Security Ownership of Certain Beneficial Owners and Management...............................        28
Item 13. Certain Relationships and Related Transactions...............................................        28

                                                   PART IV

Item 14. Exhibits and Financial Statement Schedules...................................................        29
         Signatures...................................................................................        31

                                    PART I

Item 1.  Description of Business

Akorn, Inc. (Akorn or the Company) manufactures and markets diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. The Company also markets ophthalmic surgical instruments and related products. Customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. The Company provides contract manufacturing services through its injectable division, Taylor Pharmaceuticals, Inc. (Taylor). Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana, a suburb of New Orleans. In 1997, the Company relocated its headquarters and ophthalmic division operations to Lincolnshire, Illinois.

In May 1996 the Company acquired Pasadena Research Laboratories, Inc. (PRL), a developer and distributor of injectable pharmaceutical products, and merged PRL into Taylor. Subsequently, the Company reorganized its operations into two divisions, ophthalmic and injectable. For information regarding sales, operating income and identifiable assets for each of the Company's divisions, see Note O to the consolidated financial statements included in Item 8 of this report.

Ophthalmic Division. The Company markets an extensive line of diagnostic and therapeutic pharmaceuticals as well surgical instruments and related supplies. Diagnostic products, primarily used in the office setting, include mydriatics and cycloplegics, anesthetics, topical stains, gonioscopic solutions, angiography dyes and others. Therapeutic products, sold primarily to wholesalers and other national account customers, include antibiotics, anti-infectives, steroids, steroid combinations, glaucoma medications, decongestants/antihistamines and anti-edema medications. Surgical products include surgical knives and other surgical instruments, balanced salt solution, post-operative kits, surgical tapes, eye shields, anti-ultraviolet goggles, facial drape supports and other supplies. Non-pharmaceutical products include various artificial tear solutions, preservative-free lubricating ointments, lid cleansers, vitamin supplements and contact lens accessories.

Injectable Division. Taylor markets generic small volume parenteral niche pharmaceuticals and anesthesia products used in the treatment of specialty indications including rheumatoid arthritis and pain management. These products are marketed to wholesalers and other national account customers as well as directly to medical specialists. Taylor also provides contract manufacturing services to pharmaceutical and biotech companies, as well as to the ophthalmic division.

Sales and Marketing. While the Company is actively working to expand its proprietary product base through acquisition and internal development, the majority of current products are non-proprietary. The Company relies on its expertise in marketing, distribution, development and low cost manufacturing to maintain and increase market share.

The ophthalmic division uses a three-tiered sales effort. Outside sales representatives, with two field managers, sell directly to physicians and group practices. In-house sales (telemarketing) and customer service (catalog sales) sell to optometrists and other customers. A national accounts group sells to wholesalers, retail chains and other group purchasing organizations.

The injectable division sells through telemarketing and direct mail activities to individual specialty physicians and hospitals. National accounts efforts sell to wholesalers and other group purchasing organizations. The injectable division does not maintain a field sales force at this time. The division may add such a force in the future as it introduces proprietary products. The injectable division markets its contract manufacturing services through direct mail, trade shows and direct industry contacts.

Research and Development. As of December 31, 1997, the Company had 22 Abbreviated New Drug Applications (ANDAs) in various stages of development. See "Government Regulation." The Company is also engaged in clinical studies for three proprietary products and expects to file New Drug Applications (NDAs) for these products over the course of the next two years. Clinical trials are performed by contract research organizations under the direction of Company personnel. No assurance can be given as to whether the Company will develop marketable products based on these filings or as to the size of the market for any such products.

The Company also maintains a business development program which identifies potential product acquisition or product licensing candidates. Each division has focused its business development efforts on niche products which complement the existing product line and which have few or no competitors in the market.

At December 31, 1997, 19 full-time employees of the Company were involved in research and development and product licensing.

Research and development costs are expensed as incurred. Such costs amounted to $1,873,000, $809,000, $1,213,000 and $891,000 for the year ended December 31,
1997, six months ended December 31, 1996 and years ended June 30, 1996 and 1995, respectively.

Employee Relations. At December 31, 1997, the Company had 266 full-time employees, of whom 71 are employed in its ophthalmic division, 193 are employed in its injectable division and 2 are employed in the corporate office. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

Competition. The marketing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of the Company's competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity.

The dominant companies which compete with the ophthalmic division include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Ciba Vision and Bausch & Lomb, Inc. (B&L). The ophthalmic division competes primarily on the basis of price and service. The ophthalmic division purchases some ophthalmic products from Steris Pharmaceuticals, Inc. and B&L, who are in direct competition with the division in several markets.

The dominant companies which compete with the injectable division include both generic and name brand companies such as Abbott Labs, Gensia, Marsam, Steris, Elkin Sinn and American Regent. The injectable division competes primarily on the basis of price. Competitors in the contract manufacturing business include Cook Imaging, Chesapeake Biological Laboratories, Ben Venue and Oread Laboratories. The manufacturing of sterile products must be performed under government mandated Good Manufacturing Practices, creating barriers to entry.

Product Supply. No unaffiliated supplier of products accounted for more than 10% of the Company's sales in either division during 1997. Sight
Pharmaceuticals, Inc., a division of B&L, accounted for approximately 15% of the Company's ophthalmic sales for the six month period ended December 31, 1996.

No single customer accounted for more than 10% of the Company's sales in either division during 1997.

Government Regulation. All pharmaceutical manufacturers and distributors are subject to extensive regulation by the federal government, principally the Food and Drug Administration (FDA), and to a lesser extent, by state governments.
The federal Food, Drug and Cosmetic Act (the FDA Act), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products. The FDA inspects drug manufacturers and storage facilities to determine compliance with its Good Manufacturing Practice regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve new drug applications and criminal prosecution. The FDA also has the authority to revoke approval of drug products.

With certain exceptions, FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing brand name drugs, require the filing of an ANDA, which waives the requirement of conducting clinical studies of safety and efficacy. Ordinarily, the filing of an ANDA for generic drugs which contain the same ingredients as drugs already approved for use in the United States requires data showing that the generic formulation is equivalent to the brand name drug and that the product is stable in its formulation. The Company has no control over the time required for the FDA to approve ANDA or NDA filings.

The Company also manufactures and distributes several controlled-drug substances, the distribution and handling of which are regulated by the Drug Enforcement Agency (DEA). Failure to comply with DEA regulations can result in fines or seizure of product.

The Company does not anticipate any material effect from compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Item 1A.  Executive Officers of the Registrant

The following table sets forth the executive officers of the Company as of March 5, 1998. Each officer serves as such at the pleasure of the Board of Directors.

Officer Name             Age      Position with the Company
------------             ---      -------------------------

John N. Kapoor, Ph.D.    54       Chairman of the Board and Chief Executive Officer

Floyd Benjamin           54       Executive Vice President of the Company and President of
                                    Taylor Pharmaceuticals, Inc.

R. Scott Zion            47       Senior Vice President of the Company and General
                                    Manager of the Ophthalmic Division

Rita J. McConville       39       Vice President, Chief Financial Officer, Secretary
                                    and Treasurer of the Company

Item 2.  Description of Property

Since May, 1997, the Company's headquarters and ophthalmic division offices have been located in approximately 11,000 square feet of leased space in Lincolnshire, Illinois. The Company's former headquarters, consisting of approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana, is up for sale. A contract is pending and management expects to close the sale in the second quarter of 1998.

The Company also owns a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, the Company owns a 55,000 square-foot manufacturing facility in Decatur, Illinois. The Company also leases approximately 15,000 square feet of warehouse space in Decatur, Illinois. The Company's injectable division leases approximately 7,000 square feet of office and warehousing space in San Clemente, California. This space, along with available space in Decatur, Illinois, is considered adequate to accommodate growth in the injectable division for the foreseeable future.

Item 3.  Legal Proceedings

The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASDAQ National Market under the symbol AKRN. On March 5, 1998, the Company estimated that the number of holders of its Common Stock was approximately 3,000, including record holders and individual participants in security position listings.

High and low closing prices per NASDAQ for the periods indicated were:


                                       High    Low
Year Ended December 31, 1997:
  1st Quarter                          $3.19  $1.84
  2nd Quarter                           2.63   1.91
  3rd Quarter                           3.06   2.03
  4th Quarter                           4.50   2.94

Six Months Ended December 31, 1996:
  1st Quarter                          $3.50  $2.06
  2nd Quarter                           2.44   1.63

Fiscal Year Ended June 30, 1996:
  1st Quarter                          $2.81  $2.25
  2nd Quarter                           3.13   2.06
  3rd Quarter                           3.19   2.44
  4th Quarter                           3.50   2.53


As of December 31, 1997, there were approximately 700 holders of record of the Company's Common Stock. Closing price at March 5, 1998 was $4.938 per share as reported by the Nasdaq National Market.

On December 31, 1997, 1,000,000 unregistered shares of Company Common Stock were issued at $2.00 per share pursuant to the exercise of a warrant.

The Company did not pay cash dividends in 1997 or 1996, and is prohibited by its revolving credit agreement with The Northern Trust Company from doing so. During fiscal 1996, dividends paid of $583,000 pertain to Subchapter S distributions made to former PRL shareholders for pre-acquisition earnings.

Item 6. Selected Consolidated Financial Data

In October 1996, the Board of Directors of the Company voted to change the Company's fiscal year from the year ending June 30 to a calendar year. The following table sets forth selected consolidated financial information for the Company for the year ended December 31, 1997, the six month transition period ended December 31, 1996 and for the four years ended June 30, 1996:

                                                        Six Months
                                       Year Ended            Ended                Years Ended June 30,
                                     December 31,     December 31,    -------------------------------------------
                                             1997             1996        1996        1995        1994     1993(2)
                                     ------------     ------------     -------     -------     -------     -------
PER SHARE
Equity                                    $  1.20          $  0.98     $  0.97     $  0.93     $  0.76     $  0.47
Net Income:
  Basic                                   $  0.11          $  0.00     $  0.05     $  0.15     $  0.14     $  0.12
  Diluted                                 $  0.11          $  0.00     $  0.05     $  0.15     $  0.14     $  0.12
Price:  High                              $  4.50          $  3.50     $  3.50     $  4.00     $  3.88     $  3.13
        Low                               $  1.84          $  1.63     $  2.06     $  2.25     $  1.88     $  1.50
P/E:    High                                  41x               NM         70x         27x         28x         26x
        Low                                   17x               NM         41x         15x         13x         13x

INCOME DATA (000)
Net sales                                 $42,323          $16,519     $33,925     $37,505     $31,266     $23,612
Gross profit                               18,776            5,758      11,953      15,177      13,218       9,699
Operating income                            3,165              130       1,089       3,910       2,654       1,712
Interest expense                             (497)            (243)       (441)        (25)       (181)       (288)
Pretax income                               2,844               70         977       3,738       2,573       1,518
Income taxes (benefit)                      1,052               26         189       1,232         158        (263)
Net income                                $ 1,792          $    44     $   788     $ 2,506     $ 2,415     $ 1,781
Weighted average shares outstanding:
  Basic                                    16,614           16,580      16,383      16,236      16,185      14,159
  Diluted                                  16,925           16,763      16,788      16,799      16,711      14,955

BALANCE SHEET (000)
Current assets                            $19,633          $13,840     $17,001     $15,474     $15,044     $ 9,209
Net fixed assets                           12,395           12,833      11,524      11,060       6,346       6,325
Total assets                               38,715           28,013      29,567      27,491      22,190      15,008
Current liabilities                         8,612            5,636       9,351       7,016       7,105       3,764
Long-term obligations                       9,852            6,003       3,915       4,890       2,380       4,328
Shareholders' equity                      $20,251          $16,374     $16,301     $15,585     $12,704     $ 6,916

FUNDS FLOW DATA (000)
From operations                           $    64          $ 2,553     $    10     $   712     $ 2,212     $  (479)
Dividends paid (1)                            --               --         (583)        --          --          --
From investing                             (6,387)          (2,028)       (873)     (4,943)     (3,745)       (531)
From financing                              7,356              (36)        979       3,112       2,313         (26)
Change in cash & equivalents              $ 1,033          $   489     $   116     $(1,119)    $   780     $(1,036)


All of the information shown in the table above for the four year period ended June 30, 1996 has been restated to reflect the combined operations of Akorn and Pasadena Research Laboratories, Inc. (PRL).

(1) Dividends paid pertain to Subchapter S distributions made to former PRL shareholders for pre-acquisition earnings.

(2) Includes the reversal of a provision for a litigation judgment ($0.7 million), the reduction of estimated costs of reorganizing manufacturing operations ($0.4 million) and income tax benefits ($0.3 million).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements. The information contained in this discussion, other than historical information, consists of forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Such statements regarding the timing of acquiring and developing new products, of bringing them on line and of deriving revenues and profits from them, as well as the effects of those revenues and profits on the Company's margins and financial position, is uncertain because many of the factors affecting the timing of those items are beyond the Company's control.


RESULTS OF OPERATIONS

The Company's revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by the ophthalmic and injectable divisions, from sales of surgical instruments and related products by the ophthalmic division and from sales of contract manufacturing services by the injectable division. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Income bear to revenues for the year ended December 31, 1997, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995

                                                Six Months
                              Year Ended          Ended
                             December 31,      December 31,      Years Ended June 30,
                                 1997          1996    1995          1996    1995
                             ------------    ----------------        ----    ----
Revenues
    Ophthalmic                    59%            62%      66%         61%     63%
    Injectable                    41             38       34          39      37
                                 ----           ----     ----        ----    ----
Total revenues                   100%           100%     100%        100%    100%

Gross profit                      44             35       38          35      40

Selling, general and
  administrative expenses         29             29       28          28      28

Research and development
  expenses                         4              5        3           4       2

Operating income                   8              1        7           3      10

Net income                         4%             0%       5%          2%      7%


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1997 AND JUNE 30, 1996

Net sales increased 24.8% for the year ended December 31, 1997 compared to the year ended June 30, 1996. Ophthalmic segment sales increased 19.5%, primarily due to strong performance in the diagnostic and therapeutic product lines. The acquisition of ICG from Becton Dickinson in April 1997 and the introduction of the Company's generic version of Timolol Maleate also contributed to the sales increase. Injectable segment sales increased 33.1%, primarily due to penetration into the hospital market and strong performance in rheumatology and antidote products, including Bal in Oil, acquired from Becton Dickinson in April 1997. Injectable segment sales also benefited from a continuing shortage of certain distributed products. Division management expects the shortages and resultant sales increases to continue through the first quarter of 1998. Management continuously evaluates opportunities for acquisition of additional products, and expects such acquisitions to continue in 1998.

Consolidated gross profit increased 57.0% for the year, with gross margins increasing from 35% to 44%. The increase in gross margins was caused by product acquisitions, a shift in ophthalmic sales mix to higher margin products and the injectable division's re-engineering of production processes to reduce costs of manufacturing. Margins on the Company's generic version of Timolol Maleate have declined at a faster than anticipated rate, due to the large number of competitors offering the product. Management expects prices on this product to stabilize in 1998.

Selling, general and administrative expenses (SG&A) increased 36.9%, reflecting increased marketing and promotional activities in the ophthalmic segment, provisions for employee performance bonuses and expenses associated with the new corporate office facility. Management expects the growth in SG&A expenses in the ophthalmic division to taper off now that the new management team is essentially in place. SG&A spending in the injectable division will increase as it builds its marketing and promotional functions.

Research and development expenses (R&D) increased 54.4%, reflecting a greater number of products under development. Actual spending on R&D for the year included approximately $685,000 pre-funded by Pfizer for clinical development of Piroxicam. The pre-funded development reserve was exhausted during 1997. Additional spending for data analysis and development of the NDA filing will be reflected in 1998 R&D expenses. Management expects total R&D spending to continue to increase as additional products are brought under development.

During 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value. During the year ended June 30, 1996, the Company recorded $677,000 in charges related to legal, accounting and severance costs associated with the acquisition of PRL.

Interest expense increased 12.7%, reflecting higher average outstanding debt balances. Interest income declined 63.7% due to the liquidation of investments of Piroxicam development funds to finance clinical trials.

Net income for 1997 was $1,792,000 or $0.11 per diluted share compared to $788,000 or $0.05 per diluted share for the year ended June 30, 1996. The increase in earnings resulted from the above mentioned items.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." See Note S to Consolidated Financial Statements.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net sales declined 2.5% for the six months ended December 31, 1996 as compared to the same period in 1995. Ophthalmic segment sales declined 7.6%, primarily due to the Company's decision to discontinue its practice of granting wholesaler discounts at the end of each quarter. Injectable segment sales increased 7.2%, primarily due to the acquisition of two anesthesia products from Janssen Pharmaceutica, Inc. in July 1996.

Consolidated gross profit declined 11.1% compared to the prior year period, with gross margins declining from 38% to 35%. The decline can be attributed to underabsorption of plant overhead expenses caused by decreased unit sales volume in contract manufacturing services.

Selling, general and administrative expenses increased 2.5% over the prior year period, primarily due to increased marketing and promotional activities in the ophthalmic segment. Research and development expenses increased 69.2%, reflecting an increased number of products in development.

Interest and other income (expense) increased due to increased interest expense on higher average outstanding debt balances.

Net income for the period was $44,000 or $0.00 per diluted share compared with $796,000 or $0.05 per diluted share in the prior year period. The decline is primarily due to the underabsorption of manufacturing overhead expenses and the increase in research and development expenditures.

COMPARISON OF TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995

Consolidated net sales declined 10% for the year ended June 30, 1996 compared to the previous year. Ophthalmic segment sales declined 13%, primarily due to the loss of sales of the segment's best-selling allergy product, which was converted to over-the-counter status in October 1994, and to the Company's decision to discontinue its practice of granting wholesaler discounts at the end of each quarter. Injectable segment sales declined 4%, primarily due to loss of contract manufacturing customers which resulted in a reduction in manufacturing unit volume.

Consolidated gross profit declined 21.2% compared to the prior year period, with gross margins declining from 40% to 35%. The decline can be attributed to price pressure on generic pharmaceuticals and underabsorption of manufacturing overhead due to low unit sales volume.

Selling, general and administrative expenses declined 13.5% over the prior year period, primarily due to cost-cutting activities in the ophthalmic segment in response to sales declines. Research and development expenses increased 36.1%, reflecting an increased number of ophthalmic generic products in development. The Company incurred legal, accounting and severance costs of $677,000 in 1996 associated with the acquisition of PRL.

Interest expense increased $400,000 due to borrowings for the construction projects at Taylor's facilities in Decatur. In 1995, other expense included a $308,000 charge for decline in market value of an equity investment.

The Company's net income for the period was $788,000 or $0.05 per diluted share compared with $2,506,000 or $0.15 per diluted share in the prior year period. The decline is primarily due to the decline in sales, underabsorption of manufacturing overhead expenses, increased research and development expenditures and costs related to the acquisition of PRL.


FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 1997, the Company had cash and cash equivalents of $2,413,000. Working capital at that date was $11,021,000 versus $8,204,000 at December 31, 1996. The Company manages its cash balances to minimize interest expense on its line of credit borrowing. At December 31, 1997, the Company had $6.2 million available under its revolving credit facility.

During the year ended December 31, 1997, the Company generated sufficient cash from operations to finance its working capital requirements, primarily an increase in accounts receivable and inventories related to increased sales volume. Management anticipates additional investment in working capital to finance continued sales growth. Investing activities, which include purchases of property, plant and equipment as well as the purchase of product-related intangible assets, required $6,387,000 in cash. Investing activities were funded through issuance of long-term debt of $3,955,000, short-term borrowings of $1,750,000 and proceeds from the sale of stock of $2,085,000. As indicated in
Note I to the Consolidated Financial Statements, in 1997 the Company entered into a $15 million revolving credit arrangement, subject to certain financial covenants. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future, but additional long-term financing may be needed to meet the Company's product acquisition plans. There are no guarantees that such financing will be available or available at an acceptable cost.

On January 21, 1998, the Company announced the purchase of the NDA, trademark and U.S. trade name rights to Paremyd, a topical mydriatic combination product, from Allergan. Paremyd has been off the market for all of 1997 due to a raw material shortage. The Company will, with Allergan's assistance, move quickly to obtain FDA approval to manufacture the product at Taylor. The total purchase price was $700,000, with $500,000 paid in cash upon closing and $200,000 payable upon receipt of an approved supplement from the FDA or twelve months from closing, whichever is sooner.

On January 13, 1998, the Company announced the purchase of two branded injectable products, Sufenta and Alfenta, from Janssen Pharmaceutica, Inc. The products are injectable opioid analgesics indicated for use in the induction and maintenance of general anesthesia. Both are NDA products, and Alfenta remains covered under patent. The total purchase price was $6,600,000, with $2,200,000 paid in cash upon closing and two additional payments of $2,200,000 payable on the next anniversary of the closing date and on December 29, 1999, respectively. The second two payments are secured by irrevocable bank letters of credit, which are issued under the revolving credit facility (see Note I of Notes to Consolidated Financial Statements).


YEAR 2000 ISSUES

The Company utilizes commercially available software to store and process its business information and transactions. The Company's plans to become Year 2000 compliant involve upgrading the server software of its injectable division and completing the installation of Year 2000 compliant financial software in the ophthalmic division. Both divisions expect to be fully compliant by the end of 1998. The cost of this software upgrade and conversion is estimated at less than $500,000, of which approximately $300,000 was incurred in 1997.

SELECTED QUARTERLY DATA
In Thousands, Except Per Share Amounts

                                                                     Net Income (Loss)
                                                             --------------------------------
                                         Net       Gross               Per Share    Per Share
                                        Sales     Profit     Amount      Basic       Diluted
                                       -------    -------    ------    ---------    ---------
Year Ended December 31, 1997:
  1st Quarter                          $ 8,869    $ 3,428    $ (577)    $(0.03)      $(0.03)
  2nd Quarter                           10,176      4,916       742       0.04         0.04
  3rd Quarter                           11,058      4,745       825       0.05         0.05
  4th Quarter                           12,220      5,687       802       0.05         0.05
                                       -------    -------    ------     ------       ------
                                       $42,323    $18,776    $1,792     $ 0.11       $ 0.11
                                       =======    =======    ======     ======       ======

Six Months Ended December 31, 1996:
  1st Quarter                          $ 8,101    $ 2,969    $   35     $    -       $    -
  2nd Quarter                            8,418      2,789         9          -            -
                                       -------    -------    ------     ------       ------
                                       $16,519    $ 5,758    $   44     $    -       $    -
                                       =======    =======    ======     ======       ======

Fiscal Year Ended June 30, 1996:
  1st Quarter                          $ 8,739    $ 3,305    $  499     $ 0.03       $ 0.03
  2nd Quarter                            8,210      3,172       296     $ 0.02       $ 0.02
  3rd Quarter                            8,817      3,066       550     $ 0.03       $ 0.03
  4th Quarter                            8,159      2,410      (557)    $(0.03)      $(0.03)
                                       -------    -------    ------     ------       ------
                                       $33,925    $11,953    $  788     $ 0.05       $ 0.05
                                       =======    =======    ======     ======       ======

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are included in Part II, Item 8 of this Form 10-K.

Report of Independent Auditors ........................................................   13
Consolidated Balance Sheets as of December 31, 1997 and 1996 ..........................   14
Consolidated Statements of Income for the year ended December 31, 1997, the six months
  ended December 31, 1996 and the years ended June 30, 1996 and 1995 ..................   15
Consolidated Statements of Shareholders' Equity for the year ended December 31, 1997,
  the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 ...   16
Consolidated Statements of Cash Flows for the year ended December 31, 1997, the six
  months ended December 31, 1996 and the years ended June 30, 1996 and 1995 ...........   17
Notes to Consolidated Financial Statements ............................................   18

Report of Independent Auditors


To the Board of Directors and Shareholders of Akorn, Inc.:

We have audited the accompanying consolidated balance sheets of Akorn, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Chicago, Illinois
February 27, 1998

                                  AKORN, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                           December 31,
                                                                     ---------------------
                                                                       1997         1996
                                                                       ----         ----
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                           $  2,413     $  1,380
 Certificates of deposit                                                   96          576
 Short-term investments                                                    --           --
 Trade accounts receivable (less allowances for
  uncollectibles of $522 and $359 at December 31, 1997
  and 1996, respectively)                                               5,429        1,544
 Inventory                                                              9,955        8,838
 Deferred income taxes                                                  1,350        1,101
 Prepaid expenses and other assets                                        390          401
                                                                     --------     --------
  TOTAL CURRENT ASSETS                                                 19,633       13,840
OTHER ASSETS
 Intangibles, net                                                       6,588        1,162
 Other                                                                     99          178
                                                                     --------     --------
  TOTAL OTHER ASSETS                                                    6,687        1,340
PROPERTY, PLANT AND EQUIPMENT, NET                                     12,395       12,833
                                                                     --------     --------
  TOTAL ASSETS                                                       $ 38,715     $ 28,013
                                                                     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term borrowings                                               $  1,750     $    250
 Current installments of long-term debt                                    --           19
 Current portion of capital lease obligations                             149          151
 Current portion of pre-funded development costs                           --          685
 Trade accounts payable                                                 3,447        1,892
 Income taxes payable                                                     462            1
 Accrued compensation                                                     985          885
 Accrued reorganization costs                                              83          108
 Deferred royalties                                                        --          167
 Accrued expenses and other liabilities                                 1,736        1,478
                                                                     --------     --------
  TOTAL CURRENT LIABILITIES                                             8,612        5,636
 Long-term debt                                                         8,800        4,858
 Capital lease obligations                                                203          353
 Pre-funded development costs                                              --           --
 Deferred income taxes                                                    849          792
SHAREHOLDERS' EQUITY
 Preferred stock, $1.00 par value--authorized 5,000,000
  shares; none issued
 Common stock, no par value--authorized 40,000,000
  shares; issued 17,630,076 shares in 1997 and
  16,600,927 shares in 1996; outstanding 17,630,076 and
  16,591,918 shares at December 31, 1997 and 1996, respectively        16,241       14,174
 Treasury stock, at cost--9,009 shares at December 31, 1996                --          (31)
 Retained earnings                                                      4,010        2,231
                                                                     --------     --------
  TOTAL SHAREHOLDERS' EQUITY                                           20,251       16,374
                                                                     --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 38,715     $ 28,013
                                                                     ========     ========

See notes to consolidated financial statements.

                                 AKORN, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in Thousands, Except per Share Data)

                                                                  Six Months
                                                 Year Ended          Ended       Years Ended June 30,
                                                 December 31,    December 31,
                                                    1997            1996            1996       1995
                                                 ------------    ------------    ---------   ---------
Net sales                                           $42,323          $16,529       $33,925     $37,505
Cost of goods sold                                   23,547           10,761        21,972      22,328
                                                 ----------      -----------     ---------   ---------
  GROSS PROFIT                                       18,776            5,758        11,953      15,177

Selling, general and
  administrative expenses                            12,287            4,819         8,974      10,376
Research and development                              1,873              809         1,213         891
Relocation costs                                      1,451               --            --          --
Acquisition and severance costs                          --               --           677          --
                                                 ----------      -----------     ---------   ---------
                                                     15,611            5,628        10,864      11,267
                                                 ----------      -----------     ---------   ---------
  OPERATING INCOME                                    3,165              130         1,089       3,910

Interest and other income (expense):
  Interest income                                        41               33           113         106
  Interest expense                                     (497)            (243)         (441)        (25)
  Gain (loss) on marketable equity securities            --               --            80        (308)
  Other income, net                                     135              150           136          55
                                                 ----------      -----------     ---------   ---------
                                                       (321)             (60)         (112)       (172)
                                                 ----------      -----------     ---------   ---------
INCOME BEFORE INCOME TAXES                            2,844               70           977       3,738

Income taxes                                          1,052               26           189       1,232
                                                 ----------      -----------     ---------   ---------
NET INCOME                                          $ 1,792          $    44       $   768     $ 2,506
                                                 ----------      -----------     ---------   ---------
NET INCOME PER SHARE:
  BASIC                                             $  0.11          $    --       $  0.05     $  0.15
                                                 ----------      -----------     ---------   ---------
  DILUTED                                           $  0.11          $    --       $  0.05     $  0.15
                                                 ----------      -----------     ---------   ---------

Weighted average shares outstanding:
  Basic                                              16,614           16,580        16,383      16,236
                                                 ----------      -----------     ---------   ---------
  Diluted                                            16,925           16,763        16,768      16,799
                                                 ----------      -----------     ---------   ---------

See notes to consolidated financial statements.

                                  AKORN, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In Thousands)

                                                   Common Stock                                        Unrealized
                                              ----------------------      Retained                     Gain (Loss)
                                                Shares                    Earnings      Treasury      on Marketable
                                              Outstanding      Amount     (Deficit)       Stock      Equity Securities     Total
                                              -----------     -------     ---------     --------     -----------------     -------
Balances at July 1, 1994                           16,198     $13,959       $  (719)     $  (503)              $   (32)    $12,705

Net income                                                                    2,506                                          2,506
Exercise of stock options                              35                         8           70                                78
Unrealized loss on marketable equity
  securities                                                                                                      (276)       (276)
Reversal of unrealized loss on marketable
  equity securities, net of tax                                                                                    308         308
Unrealized gain on marketable equity
  securities, net of tax                                                                                            87          87
Treasury stock reissued                                72                        35          142                               177
                                              -----------     -------     ---------     --------     -----------------     -------

Balances at June 30, 1995                          16,305      13,959         1,830         (291)                   87      15,585

Net income                                                                      788                                            788
Exercise of stock options                             249         215           186          198                               599
Treasury stock received in lieu of cash               (36)                                  (123)                             (123)
Dividends paid to Subchapter S shareholders                                    (583)                                          (583)
Reversal of unrealized gain on marketable
  equity securities, net of tax                                                                                    (87)        (87)
Treasury stock reissued                                56                        (2)         124                               122
                                              -----------     -------     ---------     --------     -----------------     -------

Balances at June 30, 1996                          16,574      14,174         2,219          (92)                  --       16,301

Net income                                                                       44                                             44
Treasury stock reissued                                18                       (32)          61                                29
                                              -----------     -------     ---------     --------     -----------------     -------

Balances at December 31, 1996                      16,592      14,174         2,231          (31)                  --       16,374

Net income                                                                    1,792                                          1,792
Exercise of stock options                              22          46                                                           46
Exercise of warrant                                 1,000       2,000                                                        2,000
Treasury stock reissued                                 9                       (13)          31                                18
Employee stock purchase plan                            7          21                                                           21
                                              -----------     -------     ---------     --------     -----------------     -------

Balances at December 31, 1997                      17,630     $16,241       $ 4,010      $   --                $   --      $20,251
                                              ===========     =======     =========     ========     =================     =======

See notes to consolidated financial statements.

                                  AKORN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                 Six Months
                                                                 Year Ended         Ended            Years Ended
                                                                December 31,     December 31,          June 30,
                                                                    1997             1996           1996        1995
                                                                    ----             ----           ----        ----
OPERATING ACTIVITIES                                              $  1,792         $     44       $    788    $  2,506
Net income
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                     1,515              720            984         980
   (Gain) loss on marketable equity securities                          --               --            (80)        308
   Provision for losses on accounts receivable and inventory         1,188              303            825         160
   Deferred income taxes                                                34              651           (578)          3
   Write down of building and equipment                                400               --             --          --
   Other                                                                43               26             --          (1)
   Changes in operating assets and liabilities:
    Accounts receivable                                             (4,170)             267            424        (350)
    Inventory, prepaid expenses and other assets                    (2,235)            (132)        (3,129)     (1,420)
    Trade accounts payable and accrued expenses                      1,721            1,438          1,229      (1,514)
    Income taxes payable                                               481             (625)          (155)         70
    Pre-funded development costs                                      (685)            (138)          (298)        (29)
                                                                  --------         --------       --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               64            2,553             10         712

INVESTING ACTIVITIES
Purchases of property, plant and equipment                          (1,154)          (1,986)        (1,360)     (4,818)
Product licensing costs                                                (88)             (28)          (172)       (421)
Purchases of investments                                                --             (576)        (1,173)     (2,023)
Sales of investments                                                   480              802          1.832       2,319
Purchase of product intangibles                                     (5,645)            (340)            --          --
                                                                  --------         --------       --------    --------
NET CASH USED IN INVESTING ACTIVITIES                               (6,387)          (2,026)          (873)     (4,943)

FINANCING ACTIVITIES
Proceeds from sale of stock                                          2,085               29            599         256
Repayments of long-term debt                                           (33)            (447)          (442)       (944)
Proceeds from issuance of long-term debt                             3,955            1,500            400       3,900
Pre-funded development costs                                            --               --            150          --
Principal payments under capital lease obligations                    (151)              74           (151)        (58)
Short-term borrowings, net                                           1,500           (1,044)         1,008         128
Dividends paid                                                          --               --           (583)         --
Debt acquisition costs                                                  --               --             --        (170)
                                                                  --------         --------       --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  7.356              (38)           979       3,112
                                                                  --------         --------       --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,033              489            116      (1,119)

Cash and cash equivalents at beginning of year                       1,380              891            775       1,894
                                                                  --------         --------       --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  2,413         $  1,380       $    891    $    775
                                                                  --------         --------       --------    --------
See notes to consolidated financial statements.

Akorn, Inc.
Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. (the Company) and its wholly owned subsidiaries, Compass Vision, Inc. (Compass), Spectrum Scientific Pharmaceuticals, Inc. (Spectrum), Walnut Pharmaceuticals, Inc. (Walnut) and Taylor Pharmaceuticals, Inc. (Taylor). Balances and activities of Compass, Spectrum and Walnut are immaterial. Intercompany transactions and balances have been eliminated in consolidation.

The Company acquired Pasadena Research Laboratories, Inc. (PRL) effective May 31, 1996 in a business combination accounted for as a pooling of interests. The acquired operations of PRL were merged into Taylor's operations subsequent to the acquisition (see Note B). All financial information presented for periods prior to the acquisition has been restated to include the operations of PRL.

Change in Fiscal Year End: Effective July 1, 1996, the Company changed its fiscal year end from June 30 to December 31. The following table sets forth the results of operations for the transition period ended December 31, 1996 and the unaudited results of operations for the six months ended December 31, 1995, the prior period comparable to the transition period:

                                                           (Unaudited)
                                      Six Months            Six Months
                                        Ended                 Ended
                                     December 31,          December 31,
                                         1996                  1995
                                  ----------------------------------------
                                  (in thousands, except per share amounts)
Net sales                              $16,519               $16,949
Gross profit                             5,758                 6,477
Income before income taxes                  70                 1,289
Provision for income taxes                  26                   493
Net income                                  44                   796
Net income per share-basic             $     -               $  0.05
                    -diluted           $     -               $  0.05

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions relate to the reserve for wholesaler chargebacks, the reserve for slow-moving and obsolete inventory and to the carrying value of intangible assets.

Revenue Recognition:  The Company recognizes sales upon the shipment of goods.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventory: Inventory is stated at the lower of cost (average cost method) or market (see Note F). Provision is made for slow-moving, unsalable or obsolete items.

Stock Compensation Plans: The Company has an Incentive Compensation Plan under which any officer or key employee is eligible to receive options as designated by the Company's Board of Directors. The Company also has a Stock Option Plan for directors under which directors are granted nonqualified options.

Intangibles: Intangibles consist primarily of product licensing and other such costs which are capitalized and amortized on the straight line method over the lives of the related license periods or the estimated life of the acquired product. Accumulated amortization at December 31, 1997 and 1996 was $661,432 and $323,829, respectively.

The Company annually assesses the impairment of intangibles based on several factors, including probable fair market value and anticipated cash flows.

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives. The average estimated service lives of buildings and leasehold improvements, furniture and equipment and automobiles are approximately 30, 8 and 5 years, respectively.

Accrual for Chargebacks: The Company accrues an estimate of the difference between the gross sales price of certain products sold to wholesalers and expected resale prices of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations at the time of sale. As part of the Company's sales terms to wholesale customers, it agrees to reimburse wholesalers for such differentials between wholesale prices and contract prices. Because this accrual relates to amounts not yet collected from the wholesalers, this accrual is carried as a reduction of accounts receivable.

Interest Capitalization: The Company capitalizes interest during periods of construction of qualifying assets. For the six months ended December 31, 1996 and the year ended June 30, 1995, the Company capitalized interest costs of $39,880 and $282,007, respectively. No interest was capitalized during the years ended December 31, 1997 and June 30, 1996.

Income Taxes: The Company files a consolidated federal income tax return with all of its subsidiaries. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes.

Fair Value of Financial Instruments: The Company's financial instruments include cash, accounts receivable, accounts payable and short term debt. The fair values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Net Income Per Common Share: In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which requires presentation of basic and diluted earnings per share. Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options and warrants using the treasury stock method. All prior period amounts have been restated to conform to current reporting requirements.

Note B - Acquisition of Pasadena Research Laboratories, Inc.

On May 31, 1996, the Company acquired Pasadena Research Laboratories, Inc. (PRL) in a business combination accounted for as a pooling of interests. The Company issued 1.4 million shares of its common stock in exchange for all of the outstanding shares of PRL. PRL was merged into the operations of Taylor and the Company was realigned into an ophthalmic division and an injectable division.

The Company's financial statements for each of the two years in the period ended June 30, 1996, as contained herein, have been restated to include the results of PRL for all periods presented. Combined and separate results of operations of the Company and PRL during the periods preceding the merger are presented below.


                                                  Akorn      PRL    Combined
                                                       (in thousands)
                                                 ---------------------------
Eleven months ended May 31, 1996 (unaudited):
  Net sales                                       $27,361   $3,684   $31,045
  Net income                                          675      409     1,084

Fiscal year ended June 30, 1995:
  Net sales                                        32,863    4,642    37,505
  Net income                                        2,280      226     2,506

These combined financial results include no significant adjustments to conform the accounting policies of the two companies.

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

Note C - Reorganization of Manufacturing Operations

On January 15, 1992, the Company acquired Taylor Pharmaceuticals, Inc. in a business combination accounted for as a pooling of interests. Taylor was a contract manufacturer of sterile pharmaceuticals, which it produced and delivered pursuant to contracts with third parties.

As part of the acquisition of Taylor in 1992, the Company paid a finder's fee to an affiliate of Dr. John N. Kapoor, Chairman of the Board and Chief Executive Officer (the affiliate). This finder's fee was in the form of 250,000 shares of Company Common Stock valued at $3.50 per share. Of the total shares issued, 125,000 were subject to forfeiture if the market price of the Company's Common Stock did not reach at least $5.00 per share by January 15, 1996. In August 1995, the Company, the affiliate and Dr. Kapoor entered into an agreement under which (i) the forfeiture period was extended to January 15, 1998, (ii) forfeiture would not occur in the event that persons unaffiliated with Dr. Kapoor acquire beneficial ownership of more than 50% of the outstanding common stock of the Company and (iii) Dr. Kapoor waived his right to receive $40,000 otherwise payable to him by the Company for serving as Chairman of the Board in fiscal 1996. In May 1997 the Company extended the forfeiture period to January 15, 2000 in consideration for which Dr. Kapoor waived his right to receive $40,000 otherwise payable to him for serving as Chairman of the Board in 1997.

Note D - Product Acquisitions

Effective December 15, 1997, the Company entered into an agreement with Advanced Remedies, Inc. (ARI), a subsidiary of Sidmak Laboratories, Inc., to acquire the ANDAs of two ophthalmic ointments, "Erythromycin Ophthalmic Ointment USP, 0.5%" and "Bacitracin Zinc & Polymyxin B Sulfate Ophthalmic Ointment USP". These products were previously purchased by the Company from third party manufacturers. The total acquisition cost was $1.75 million, payable in seven equal monthly installments, and is included in the accompanying Balance Sheet as short term borrowings at December 31, 1997. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

Effective April 1, 1997, the Company entered into an agreement with Becton-Dickinson and Company to acquire the NDAs, ANDAs and the trademarks and trade names of three products. As part of this agreement, the Company also acquired certain product inventory. The total acquisition cost was $4.0 million, of which $2.5 million was paid in cash financed through the Company's revolving line of credit and $1.5 million was paid with a non-interest bearing note maturing in April 1999, secured by an irrevocable bank line of credit. The Company has imputed interest on the note at an annual rate of 7.5%. The portion of the acquisition costs allocated to intangibles amounted to $3,725,000 and will be amortized over 18 years.

Effective July 1, 1996, the Company entered into an agreement with Janssen Pharmaceutica, Inc. (Janssen) to acquire the NDAs and the U.S. trademarks and trade names of two injectable products, as well as certain high-speed inspection equipment. In exchange, the Company paid Janssen $1.6 million, financed primarily through a $1.5 million commercial credit facility. The portion of the acquisition costs allocated to intangibles amounted to $340,000 and will be amortized over 15 years.

Note E - Allowance for Uncollectibles

The activity in the allowance for uncollectibles for the periods indicated is as follows (in thousands):

                                                         Six Months
                                        Year Ended         Ended
                                       December 31,     December 31,     Years Ended June 30,
                                           1997            1996          1996            1995
                                       ------------     -----------      ----            ----
Balance at beginning of year              $ 359            $339          $291            $272
Provision for bad debts                     285              24           124              60
Accounts written off                       (122)             (4)          (76)            (41)
                                          -----            ----          ----            ----
Balance at end of year                    $ 522            $359          $339            $291
                                          =====            ====          ====            ====

Note F - Inventory

The components of inventory are as follows (in thousands):

                                            December 31,
                                          1997        1996
                                         ------------------
Finished goods                           $6,774      $5,181
Work in process                           1,093       1,375
Raw materials and supplies                2,088       2,282
                                         ------------------
                                         $9,955      $8,838
                                         ==================

Inventory at December 31, 1997 and 1996 is reported net of reserves for slow-moving, unsalable and obsolete items of $709,957 and $589,007, respectively.

Note G - Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

                                           December 31,
                                          1997      1996
                                        -----------------
Land                                    $   479   $   479
Buildings and leasehold improvements      8,031     8,217
Furniture and equipment                  12,723    11,238
Automobiles                                 133       135
                                        -----------------
                                         21,366    20,069
Accumulated depreciation                 (9,606)   (8,415)
                                        -----------------
                                         11,760    11,654
Construction in progress                    635     1,179
                                        -----------------
                                        $12,395   $12,833
                                        =================

Note H - Pre-Funded Development Costs

As part of a cross-licensing agreement with Pfizer, Inc. (Pfizer), the Company was paid an advance of $1 million to be used to fund the costs of developing a non-steroidal anti-inflammatory drug for ophthalmic indications. During the twelve months ended December 31, 1997, the six months ended December 31, 1996 and during fiscal 1996 and 1995, the Company incurred development costs of $534,696, $138,829, $297,463 and $29,012, respectively, which were charged against the pre-funded balance.

As part of the same agreement, Pfizer paid the Company an advance royalty of $1 million. The Company recognized this deferred revenue over a one year period beginning in March 1996.


Note I - Financing Arrangements

The Company's short-term borrowings are summarized as follows (in thousands):

                                                    December 31,
                                                   1997      1996
                                                  ----------------
Payable under lines of credit                     $    -    $    -
Payable under bank and other notes                 1,750       250
                                                  ----------------
                                                  $1,750    $  250
                                                  ================

Long-term debt consists of (in thousands):
                                                    December 31,
                                                   1997      1996
                                                  ----------------
Payable under lines of credit                     $7,300    $    -
Notes payable secured by various assets, with
 maturities through 2000 at interest rates
 ranging from 8% to 10.25%                         1,500     4,855
Other obligations                                      -        22
                                                  ----------------
                                                   8,800     4,877
Less current portion                                   -       (19)
                                                  ----------------
Long-term debt                                    $8,800    $4,858
                                                  ================

Maturities of long-term debt are as follows (in thousands):

Years ending December 31:
1998                                                        $    -
1999                                                         8,800
                                                            ------
Total                                                       $8,800
                                                            ======

In April 1997, the Company entered into an agreement to purchase certain products from Becton-Dickinson and Company (See Note D). As consideration for this purchase, the Company issued a $1,500,000 non-interest bearing note secured by an irrevocable bank letter of credit. The Company recognizes interest expense on the note at an imputed rate of 7.5 percent.

In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company, of which there were outstanding borrowings of $7,300,000 and the above discussed $1,500,000 letter of credit at December 31, 1997. The total outstanding principal balance is payable in full on December 29, 1999. Outstanding borrowings under this facility currently bear interest at the federal funds rate plus 1.25 percent, which interest rate was
7.09 percent at December 31, 1997.

The agreement provides that an annual commitment fee be paid by the Company based on 0.25 percent of the average daily unused amount of the facility. The agreement also requires the Company to maintain certain financial covenants including, but not limited to: minimum net income, minimum net worth, minimum cash flow coverage and maximum funded debt to EBITDA. The agreement prohibits the Company from declaring any cash dividends on its common stock. The revolving credit facility is secured by substantially all of the assets of the Company and its subsidiaries, excluding real property located in Decatur, Illinois.

Note J - Leasing Arrangements

The Company leases certain equipment under capital leasing arrangements which expire through the year 2000.

Property, plant and equipment includes the following amounts relating to such capital leases (in thousands):

                                  December 31,
                                  1997    1996
                                  ------------
Furniture and equipment          $ 806   $ 806
Less accumulated depreciation     (383)   (226)
                                 -------------
                                 $ 423   $ 580
                                 =============

Depreciation expense provided on these assets was $157,034, $78,517, $94,254 and $25,822 for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively.

The following is a schedule, by year, of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments (in thousands).

Years ending December 31,
1998                                            $173
1999                                             173
2000                                              43
                                                ----
Total Minimum Lease Payments                     389
Less: Amount Representing Interest               (37)
                                                ----
Present Value of Net Minimum Lease Payments     $352
                                                ====

The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $289,276, $38,051, $73,196 and $169,825 for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively. The following is a schedule, by year, of future minimum rental payments required under these non-cancelable operating leases (in thousands):

Years ended December 31,
1998                                          $  326
1999                                             317
2000                                             315
2001                                             311
2002                                             317
2003                                              71
                                              ------
Total Minimum Payments Required               $1,657
                                              ======

Note K - Stock Options and Employee Stock Purchase Plan

Under the 1988 Incentive Compensation Program (the Incentive Program) any officer or key employee of the Company is eligible to receive options as designated by the Company's Board of Directors. As of December 31, 1997, 3,000,000 shares of the Company's Common Stock are reserved to be issued under the Incentive Program. The exercise price of the options granted under the Incentive Program may not be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years.

Under the 1991 Stock Option Plan for Directors (the Directors' Plan) persons elected as directors of the Company are granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. As of December 31, 1997, 500,000 shares of the Company's Common Stock are reserved to be issued under the Directors' Plan. Options granted under the Directors' Plan vest immediately and expire five years from the date of grant.

A summary of the status of the Company's stock options as of December 31, 1997 and 1996 and June 30, 1996 and 1995 and changes during the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 is presented below (shares in thousands):


                                                Year                 Six Months
                                                Ended                  Ended
                                             December 31,           December 31,          Years Ended June 30,
                                                1997                   1996              1996              1995
                                           ----------------------------------------------------------------------
                                                  Weighted           Weighted          Weighted          Weighted
                                                  Average            Average            Average           Average
                                                  Exercise           Exercise          Exercise          Exercise
                                           Shares   Price    Shares   Price    Shares   Price    Shares   Price
                                           ----------------------------------------------------------------------
Outstanding at beginning of period         1,281   $2.35     1,243    $2.57    1,624    $2.56    1,459    $2.51
Granted                                      927   $2.38       401    $2.19      215    $2.75      238    $2.93
Exercised                                    (22)  $2.13         -        -     (250)   $2.40      (73)   $2.34
Expired/Canceled                            (287)  $2.46      (363)   $3.00     (346)   $3.00        -    $   -
                                           -----             -----             -----             -----
Outstanding at end of period               1,899   $2.35     1,281    $2.35    1,243    $2.57    1,624    $2.56
                                           =====             =====             =====             =====
Options exercisable at end of period       1,086   $2.35       870    $2.33    1,134    $2.56    1,348    $2.67

Options available for future grant         1,246               886               924               793

Weighted average fair value of options
  granted during the period                        $1.04              $0.83             $1.04

The fair value of each option granted during the year ended December 31, 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 39%, (iii) risk-free interest rate of 5.75% and (iv) expected life of 5 years.

The fair value of each option granted during the six months ended December 31, 1996 and the year ended June 30, 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 28%, (iii) risk-free interest rate of 6.5% and (iv) expected life of 5 years.

The following table summarizes information about stock options outstanding at December 31, 1997 (shares in thousands):


                                   Options Outstanding                          Options Exercisable
                 ------------------------------------------------------------------------------------------
                     Number        Weighted Average                          Number
  Range of         Outstanding       Remaining        Weighted Average     Exercisable     Weighted Average
  Exercise       at December 31,    Contractual           Exercise       at December 31,       Exercise
   Prices             1997              Life                Price             1997             Price
-------------    --------------   -----------------   ----------------   ---------------   ----------------
$1.50                 88             2.4  years            $1.50                88              $1.50
$1.75 - $2.12        306             0.6  years            $1.90               306              $1.90
$2.13 - $2.20        692             4.2  years            $2.14               248              $2.14
$2.28 - $2.54        410             4.3  years            $2.37               132              $2.36
$2.63 - $2.81        185             3.1  years            $2.75               131              $2.76
$2.88 - $3.94        218             2.3  years            $3.59               181              $3.52
                   -----                                                     -----
                   1,899                                                     1,086
                   =====                                                     =====

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans.

Had compensation cost for the Company's stock-based compensation plans been determined based on SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 would have been the pro forma amounts indicated below (in thousands, except per share amounts).


                                 Year ended         Six months ended         Year ended
                              December 31, 1997     December 31, 1996       June 30, 1996
                              -----------------     -----------------    -------------------
                                      As                    As                    As
                              Reported Proforma     Reported Proforma     Reported Proforma
                              --------------------------------------------------------------
Net income, (loss)            $1,792     $1,441     $ 44     $    (40)    $ 788        $ 769
                              ==============================================================
Net income per
  share -- diluted            $ 0.11     $ 0.09     $  -     $      -     $0.05        $0.05
                              ==============================================================

The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company's common stock may be acquired under the terms of the Plan. Purchases of shares were issued from treasury stock through the first half of 1997 and approximated 9,000, 18,000, 56,000 and 72,000 shares, respectively, during the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995. New shares issued under the plan approximated 11,000 in 1997.

Note L - Income Taxes

The income tax provision (benefit) consisted of the following (in thousands):


                                       Current   Deferred    Total
Year ended December 31, 1997:
  Federal                               $1,005      $ (79)   $  926
  State                                     13        113       126
                                        ---------------------------
                                        $1,018      $  34    $1,052
                                        ===========================
Six months ended December 31, 1996:
  Federal                               $ (557)     $ 581    $   24
  State                                    (68)        70         2
                                        ---------------------------
                                        $ (625)     $ 651    $   26
                                        ===========================
Year ended June 30, 1996:
  Federal                               $  756      $(516)   $  240
  State                                     11        (62)      (51)
                                        ---------------------------
                                        $  767      $(578)   $  189
                                        ===========================
Year ended June 30, 1995:
  Federal                               $1,177      $   2    $1,179
  State                                     53          -        53
                                        ---------------------------
                                        $1,230      $   2    $1,232
                                        ===========================

Income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                Year ended    Six months ended
                                                December 31,    December 31,      Years ended June 30,
                                                      1997         1996            1996            1995
                                                    ------        -----            ----          ------
Computed "expected" tax expense                     $  947        $  24           $ 332          $1,271
Increase in income taxes resulting from:
   State income taxes, net of federal income
    tax benefits                                        85            2               4              32
   Pre-merger earnings of PRL                            -            -            (139)            (84)
   Other, net                                           20            -              (8)             13
                                                    ------        -----           -----          ------
Income tax expense                                  $1,052        $  26           $ 189          $1,232
                                                    ======        =====           =====          ======

Deferred tax assets (liabilities) at December 31, 1997 and 1996 include (in thousands):


                                        December 31,   December 31,
                                           1997           1996
                                         ------         ------
Accrued reorganization costs             $    -         $   40
Other accrued expenses                      517            711
Pre-funded development costs                  -            253
Intangible assets, net                     (288)           (99)
Property, plant and equipment, net         (374)          (537)
Other, net                                  646            (59)
                                         ------         ------
                                         $  501         $  309
                                         ======         ======

The net deferred tax asset is classified in the accompanying balance sheets as follows (in thousands):

                                     December 31,   December 31,
                                          1997            1996
                                       -------         -------
Deferred tax asset-current             $ 1,350         $ 1,101
Deferred tax liability-noncurrent         (849)           (792)
                                       -------         -------
                                       $   501         $   309
                                       =======         =======

Note M  Changes in Accounting Estimates

The Company accrues an estimate of the difference between the gross sales price of certain products sold to wholesalers and expected resale prices of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations at the time of sale. This reserve is carried as a reduction of accounts receivable. The Company evaluates the reserve balance against actual chargebacks processed by wholesalers. Actual chargebacks processed can vary substantially from period to period. The acquisition of two injectable anesthesia products from Janssen Pharmaceutica in the third quarter of 1996 resulted in a substantial increase in chargeback activity. Initial receipt of actual chargeback requests from wholesalers was sporadic during 1996. By year-end 1997, management felt that chargeback activity for these products had stabilized and that sufficient data had been obtained to validate adjustments to chargeback accrual assumptions. During the fourth quarter of the year ended December 31, 1997, the Company revised its assumptions underlying the reserve for chargebacks, resulting in an increase in net sales of $1,300,000. During the fourth quarter of the year ended June 30, 1996, the Company revised its assumptions underlying the reserve for chargebacks, resulting in a reduction of net sales of $250,000.

The Company records a reserve for slow-moving and obsolete inventory based upon evaluation of product dating and unit sales forecasts. During the fourth quarter of the year ended December 31, 1997, the Company increased its estimate for unsalable inventory by approximately $900,000. During the quarters ended March 31, June 30 and December 31, 1996, the Company increased its estimate for unsalable inventory by approximately $300,000, $200,000 and $260,000, respectively. These changes in estimate are reported as an increase in cost of goods sold.

During the quarter ended December 31, 1997, the Company increased its estimate for management bonuses by approximately $300,000.

Note N-Retirement Plan

All employees who have attained the age of 21 with six months of service are eligible for participation in the Company's 401(k) Plan. The plan-related expense recognized for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 totaled $65,704, $34,805, $100,615 and $86,296, respectively. The employer's matching contribution is a discretionary percentage of the amount contributed by each employee and is funded on a current basis.

Note--Industry Segment Information

The Company classifies its operations into two business segments, ophthalmic and injectable. The ophthalmic segment markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment markets and distributes injectable pharmaceuticals, primarily in niche markets. Selected financial information by industry segment is presented below (in thousands).

                                         Year ended   Six months ended
                                        December 31,    December 31,             Years ended June 30,
                                                                                 1996            1995
                                        ------------  ----------------          -------         -------
NET SALES
Ophthalmic                                 $24,901        $10,271               $20,833         $23,791
Injectable                                  17,422          6,248                13,092          13,714
                                           -------        -------               -------         -------
  Total net sales                          $42,323        $16,519               $33,925         $37,505
                                           =======        =======               =======         =======

OPERATING INCOME
Ophthalmic                                 $ 1,598        $   691               $ 1,037         $ 3,515
Injectable                                   2,428           (192)                  994           1,466
General Corporate                             (861)          (369)                 (942)         (1,071)
                                           -------        -------               -------         -------
  Total operating income                     3,165            130                 1,089           3,910
Interest and other (expense), net             (321)           (60)                 (112)           (172)
                                           -------        -------               -------         -------
Income before income taxes                 $ 2,844        $    70               $   977         $ 3,738
                                           =======        =======               =======         =======

IDENTIFIABLE ASSETS
Ophthalmic                                 $20,957        $12,293               $13,179         $13,171
Injectable                                  17,758         15,720                16,388          14,320
                                           -------        -------               -------         -------
  Total identifiable assets                $38,715        $28,013               $29,567         $27,491
                                           =======        =======               =======         =======

DEPRECIATION AND
  AMORTIZATION
Ophthalmic                                 $   516        $   214               $   331         $   395
Injectable                                     999            506                   653             585
                                           -------        -------               -------         -------
  Total depreciation and amortization      $ 1,515        $   720               $   984         $   980
                                           =======        =======               =======         =======

For the year ended December 31, 1997, operating income for the ophthalmic segment includes non-recurring charges of $1,451,000 related to the relocation of the division from Abita Springs, Louisiana to the Chicago area. For the same period, operating income for the injectable segment includes non-recurring charges of $213,000 related to a change in an estimate of the timing of absorption of manufacturing overhead.

For the year ended June 30, 1996, operating income for the ophthalmic and injectable segments includes non-recurring charges of $385,000 and $292,000, respectively, related to the acquisition of PRL and the realignment of the Company into two separate divisions.

The Company records sales between the segments at fully absorbed cost.

Note P--Commitments and Contingencies

The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the consolidated financial position, results of operations, or cash flows of the Company.

Note Q--Supplemental Cash Flow Information (in thousands)

                                              Year ended     Six months ended
                                             December 31,      December 31,          Years ended June 30,
                                                 1997              1996           1996                  1995
                                                 ----              ----           ----                  ----
Interest and taxes paid:
  Interest                                     $  592             $ 189           $ 442                $   25
  Income taxes                                    788                 -             867                 1,150
Noncash investing and financing activities:
  Treasury stock received for exercise of
     stock options                                  -                 -             123                     -
Notes issued for product acquisitions           3,250                 -               -                     -
Additions to capital lease obligations              -                 -               -                   706

Note R--Subsequent Events

On January 21, 1998, the Company announced the purchase of the NDA, trademark and U.S. trade name rights to Paremyd, a topical mydriatic combination product, from Allergan. Paremyd has been off the market for all of 1997 due to a raw material shortage. The Company will, with Allergan's assistance, move quickly to obtain FDA approval to manufacture the product at Taylor. The total purchase price was $700,000, with $500,000 paid in cash upon closing and $200,000 payable upon receipt of an approved supplement from the FDA or twelve months from closing, whichever is sooner.

On January 13, 1998, the Company announced the purchase of two branded injectable products, Sufenta and Alfenta, from Janssen Pharmaceutica, Inc. The products are injectable opioid analgesics indicated for use in the induction and maintenance of general anesthesia. Both are NDA products, and Alfenta remains covered under patent. The total purchase price was $6,600,000, with $2,200,000 paid in cash upon closing and two additional payments of $2,200,000 payable on the next anniversary of the closing date and on December 29, 1999, respectively. The second two payments are secured by irrevocable bank letters of credit, which are issued under the revolving credit facility (see Note I).

Note S--Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt this accounting standard January 1, 1998, as required. Reclassification of financial statements for earlier periods is required. The Company does not expect the adoption of this new accounting standard to have a material effect on its consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. The Company will adopt this accounting standard as of December 31, 1998, as required. The Company expects to continue reporting on ophthalmic and injectable segments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There was no change in the principal independent auditor of the Company or any significant subsidiary of the Company during the year ended December 31, 1997, the six month transition period ended December 31, 1996 or the fiscal years ended June 30, 1996 or 1995.

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning directors is incorporated by reference to the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders. Information concerning the Company's executive officers is included in Item 1A of Part I hereof.

Item 11.  Executive Compensation

The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors", ":Election of Directors-- Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1997.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1997.

                                    PART IV

Item 14.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith and listed in the Exhibit Index which appears immediately before the first such exhibit; the other exhibits are incorporated herein by reference, as indicated in the following list.

(2.0) Agreement and Plan of Merger among Akorn, Inc., Taylor, and Pasadena Research Laboratories, Inc. dated May 7, 1996, incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

(3.1) Restated Articles of Incorporation of the Company dated September 6, 1991, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

(3.2) Articles of Amendment to Articles of Incorporation of the company dated February 28, 1997, incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the transition period from July 1, 1996 to December 31, 1996.

(3.3) Current Composite of By-laws of the Company, incorporated by reference to Exhibit 3.3 to the Company's report on Form 10-K for the transition period from July 1, 1996 to December 31, 1996.

(4.1)     Specimen Common Stock Certificate, incorporated by reference to
          Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1988.

(10.1) Consulting Agreement dated November 15, 1990 by and between E. J. Financial Enterprises,, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.

(10.2) Amendment No. 1 to the Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 10.33 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.

(10.3) 1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8, registration number 33-44785.

(10.4) Common Stock Purchase Warrant dated September 3, 1992, issued by the Company to the John N. Kapoor Trust dated September 20, 1989, incorporated by reference to Exhibit No. 7 to Amendment No. 3 to
          Schedule 13D, dated September 10, 1992, filed by John N. Kapoor and the John N. Kapoor Trust dated September 20, 1989.

(10.5) Employment Agreement among Akorn, Inc., Taylor and Floyd Benjamin dated May 31, 1996, incorporated by reference to Exhibit 10.24 of the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

(11.1)    *Computation of Earnings Per Share.

(21.1)    *Subsidiaries of the Company.

(23.1)    *Consent of Deloitte & Touche LLP.

(27)      *Financial Data Schedule.

          (b) Reports on Form 8-K.

          A report on Form 8-K was filed January 9, 1998, reporting the exercise of a warrant for 1,000,000 shares of Company Common Stock at a price of $2.00 per share by the John N. Kapoor Trust dated September 20, 1989.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AKORN, INC.


                                       By:  /s/ John N. Kapoor, Ph.D.
                                       ------------------------------
                                           John N. Kapoor, Ph.D.
                                            Chief Executive Officer

Date:  March 16, 1998

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature                                    Title                                 Date
---------                                    -----                                 ----

/s/ John N. Kapoor, Ph.D.                    Chief Executive Officer and Director  March 16, 1998
-------------------------------------------  (Principal Executive Officer)
John N. Kapoor, Ph.D.

/s/ Rita J. McConville                       Chief Financial Officer               March 16, 1998
-------------------------------------------  (Principal Financial Officer and
Rita J. McConville                           (Principal Accounting Officer)

/s/  Floyd Benjamin                          Director                              March 16, 1998
-------------------------------------------
Floyd Benjamin

/s/ Daniel E. Bruhl, M.D.                    Director                              March 16, 1998
-------------------------------------------
Daniel E. Bruhl, M.D.

/s/ Doyle S. Gaw                             Director                              March 16, 1998
-------------------------------------------
Doyle S. Gaw
