Form 10-K/A
period 1997-12-31
AKORN INC
filed 1998-04-20
CIK 3116

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
________________________________________________________________________________

                                   FORM 10-K/A

[X] Amendment 1 to Annual Report Filed March 31, 1998 Pursuant to Section 13 or
    15(d) of the Securities Exchange Act of 1934

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
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No
           -----     -----

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

This amendment corrects typographical errors in selected data elements in Item
6. Selected Consolidated Financial Data and Item 8. Financial Statements and Supplemental Data.

Item 6. Selected Consolidated Financial Data

In October 1996, the Board of Directors of the Company voted to change the Company's fiscal year from the year ending June 30 to a calendar year. The following table sets forth selected consolidated financial information for the Company for the year ended December 31, 1997, the six month transition period ended December 31, 1996 and for the four years ended June 30, 1996:

                                                        Six Months
                                       Year Ended            Ended                Years Ended June 30,
                                     December 31,     December 31,    -------------------------------------------
                                             1997             1996        1996        1995        1994     1993(2)
                                     ------------     ------------     -------     -------     -------     -------
PER SHARE
Equity                                    $  1.20          $  0.98     $  0.97     $  0.93     $  0.76     $  0.47
Net Income:
  Basic                                   $  0.11          $  0.00     $  0.05     $  0.15     $  0.14     $  0.12
  Diluted                                 $  0.11          $  0.00     $  0.05     $  0.15     $  0.14     $  0.12
Price:  High                              $  4.50          $  3.50     $  3.50     $  4.00     $  3.88     $  3.13
        Low                               $  1.84          $  1.63     $  2.06     $  2.25     $  1.88     $  1.50
P/E:    High                                  41x               NM         70x         27x         28x         26x
        Low                                   17x               NM         41x         15x         13x         13x

INCOME DATA (000)
Net sales                                 $42,323          $16,519     $33,925     $37,505     $31,266     $23,612
Gross profit                               18,776            5,758      11,953      15,177      13,218       9,699
Operating income                            3,165              130       1,089       3,910       2,654       1,712
Interest expense                             (497)            (243)       (441)        (25)       (181)       (288)
Pretax income                               2,844               70         977       3,738       2,573       1,518
Income taxes (benefit)                      1,052               26         189       1,232         158        (263)
Net income                                $ 1,792          $    44     $   788     $ 2,506     $ 2,415     $ 1,781
Weighted average shares outstanding:
  Basic                                    16,614           16,580      16,383      16,236      16,185      14,159
  Diluted                                  16,925           16,763      16,788      16,799      16,711      14,955

BALANCE SHEET (000)
Current assets                            $19,633          $13,840     $17,001     $15,474     $15,044     $ 9,209
Net fixed assets                           12,395           12,833      11,524      11,060       6,346       5,325
Total assets                               38,715           28,013      29,567      27,491      22,190      15,008
Current liabilities                         8,612            5,636       9,351       7,016       7,106       3,764
Long-term obligations                       9,852            6,003       3,915       4,890       2,380       4,328
Shareholders' equity                      $20,251          $16,374     $16,301     $15,585     $12,704     $ 6,916

FUNDS FLOW DATA (000)
From operations                           $    64          $ 2,553     $    10     $   712     $ 2,212     $  (479)
Dividends paid (1)                            --               --         (583)        --          --          --
From investing                             (6,387)          (2,028)       (873)     (4,943)     (3,745)       (531)
From financing                              7,356              (36)        979       3,112       2,313         (26)
Change in cash & equivalents              $ 1,033          $   489     $   116     $(1,119)    $   780     $(1,036)


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

                                 AKORN, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in Thousands, Except per Share Data)

                                                                  Six Months
                                                 Year Ended          Ended       Years Ended June 30,
                                                 December 31,    December 31,
                                                    1997            1996            1996       1995
                                                 ------------    ------------    ---------   ---------
Net sales                                           $42,323          $16,529       $33,925     $37,505
Cost of goods sold                                   23,547           10,761        21,972      22,328
                                                 ----------      -----------     ---------   ---------
  GROSS PROFIT                                       18,776            5,758        11,953      15,177

Selling, general and
  administrative expenses                            12,287            4,819         8,974      10,376
Research and development                              1,873              809         1,213         891
Relocation costs                                      1,451               --            --          --
Acquisition and severance costs                          --               --           677          --
                                                 ----------      -----------     ---------   ---------
                                                     15,611            5,628        10,864      11,267
                                                 ----------      -----------     ---------   ---------
  OPERATING INCOME                                    3,165              130         1,089       3,910

Interest and other income (expense):
  Interest income                                        41               33           113         106
  Interest expense                                     (497)            (243)         (441)        (25)
  Gain (loss) on marketable equity securities            --               --            80        (308)
  Other income, net                                     135              150           136          55
                                                 ----------      -----------     ---------   ---------
                                                       (321)             (60)         (112)       (172)
                                                 ----------      -----------     ---------   ---------
INCOME BEFORE INCOME TAXES                            2,844               70           977       3,738

Income taxes                                          1,052               26           189       1,232
                                                 ----------      -----------     ---------   ---------
NET INCOME                                          $ 1,792          $    44       $   788     $ 2,506
                                                 ----------      -----------     ---------   ---------
NET INCOME PER SHARE:
  BASIC                                             $  0.11          $    --       $  0.05     $  0.15
                                                 ----------      -----------     ---------   ---------
  DILUTED                                           $  0.11          $    --       $  0.05     $  0.15
                                                 ----------      -----------     ---------   ---------

Weighted average shares outstanding:
  Basic                                              16,614           16,580        16,383      16,236
                                                 ----------      -----------     ---------   ---------
  Diluted                                            16,925           16,763        16,788      16,799
                                                 ----------      -----------     ---------   ---------

See notes to consolidated financial statements.

                                  AKORN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                 Six Months
                                                                 Year Ended         Ended            Years Ended
                                                                December 31,     December 31,          June 30,
                                                                    1997             1996           1996        1995
                                                                    ----             ----           ----        ----
OPERATING ACTIVITIES                                              $  1,792         $     44       $    788    $  2,506
Net income
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                     1,515              720            984         980
   (Gain) loss on marketable equity securities                          --               --            (80)        308
   Provision for losses on accounts receivable and inventory         1,188              303            825         160
   Deferred income taxes                                                34              651           (578)          2
   Write down of building and equipment                                400               --             --          --
   Other                                                                43               26             --          (1)
   Changes in operating assets and liabilities:
    Accounts receivable                                             (4,170)             267            424        (350)
    Inventory, prepaid expenses and other assets                    (2,235)            (132)        (3,129)     (1,420)
    Trade accounts payable and accrued expenses                      1,721            1,438          1,229      (1,514)
    Income taxes payable                                               461             (625)          (155)         70
    Pre-funded development costs                                      (685)            (139)          (298)        (29)
                                                                  --------         --------       --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               64            2,553             10         712

INVESTING ACTIVITIES
Purchases of property, plant and equipment                          (1,154)          (1,986)        (1,360)     (4,818)
Product licensing costs                                                (68)             (28)          (172)       (421)
Purchases of investments                                                --             (576)        (1,173)     (2,023)
Sales of investments                                                   480              902          1.832       2,319
Purchase of product intangibles                                     (5,645)            (340)            --          --
                                                                  --------         --------       --------    --------
NET CASH USED IN INVESTING ACTIVITIES                               (6,387)          (2,028)          (873)     (4,943)

FINANCING ACTIVITIES
Proceeds from sale of stock                                          2,085               29            599         256
Repayments of long-term debt                                           (33)            (447)          (442)       (944)
Proceeds from issuance of long-term debt                             3,955            1,500            400       3,900
Pre-funded development costs                                            --               --            150          --
Principal payments under capital lease obligations                    (151)             (74)          (151)        (58)
Short-term borrowings, net                                           1,500           (1,044)         1,006         128
Dividends paid                                                          --               --           (583)         --
Debt acquisition costs                                                  --               --             --        (170)
                                                                  --------         --------       --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  7.356              (36)           979       3,112
                                                                  --------         --------       --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,033              489            116      (1,119)

Cash and cash equivalents at beginning of year                       1,380              891            775       1,894
                                                                  --------         --------       --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  2,413         $  1,380       $    891    $    775
                                                                  --------         --------       --------    --------
See notes to consolidated financial statements.

                                       17