Form 10-Q
period 1998-03-31
AKORN INC
filed 1998-05-06
CIK 3116

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q

(x)       Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
             For the quarterly period ended March 31, 1998

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

      100 Tri-State International, Suite 100
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

At April 29, 1998 there were 17,826,244 shares of common stock, no par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                              									             Page
Condensed Consolidated Balance Sheets -
  March 31, 1998 and December 31, 1997	                             			2

Condensed Consolidated Statements of Income -
  Three months ended March 31, 1998 and 1997				                      	3

Condensed Consolidated Statements of Cash Flows -
  Three months ended March 31, 1998 and 1997	                      				4

Notes to Condensed Consolidated Financial
  Statements			                                                  						5

Item 2.  	Management's Discussion and Analysis of Financial Condition
	  and Results of Operations		                                     				7






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

                               AKORN, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              IN THOUSANDS
                               (UNAUDITED)

                                           						March 31,		December 31,
                                         						    1998			       1997*
                                                 --------   ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents			                   $  2,066			$  2,413
  Short-term investments			                             -	        96
  Trade accounts receivable, net			                 7,453		    5,429
  Inventory					                                   11,248		    9,955
  Prepaid expenses and other assets			              2,020		    1,740
                                                 --------   --------
    TOTAL CURRENT ASSETS			                        22,787			  19,633

OTHER ASSETS				                                   13,126 	    6,687

PROPERTY, PLANT and EQUIPMENT, NET	                12,560			  12,395
                                                 --------   --------
TOTAL ASSETS				                                 $ 48,473			$ 38,715
                                                 ========   ========

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Short-term borrowings				                        $  1,000		 $  1,750
Current installments of long-term debt
  and capital lease obligations	    		              2,352        149
Trade accounts payable				                          3,841		    3,447
Accrued compensation				                              905	       985
Accrued expenses and other liabilities		            2,724		    2,281
                                                 --------   --------
TOTAL CURRENT LIABILITIES		                        10,822			   8,612

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS		                      15,169		    9,003

OTHER LONG-TERM LIABILITIES		                         849			     849

SHAREHOLDERS' EQUITY
Common stock				                                 	 16,575 		  16,241
Retained earnings					                              5,058 	    4,010
                                                 --------   --------
TOTAL SHAREHOLDERS' EQUITY		                       21,633			  20,251
                                                 --------   --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY		                         $ 48,473   $ 38,715
                                                 ========   ========

*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                               AKORN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  IN THOUSANDS, EXCEPT PER SHARE DATA
                              (UNAUDITED)

                               							          Three months ended
                            							                  March 31,
                                   							    1998  		         1997
                                              -------------------------
Net sales						                               $ 12,051		       $  8,869
Cost of sales						                              5,809			         5,441
                                              -------------------------
  GROSS PROFIT					                              6,242			         3,428

Selling, general and
  administrative expenses					                   3,745			         2,558
Research and development					                      728			           361
Relocation expenses					                             -			         1,451
                                              -------------------------
							                                          4,473			         4,370
                                              -------------------------
OPERATING INCOME	(LOSS)			  	                    1,769			          (942)

Interest expense			                      			      (190)		          (116)
Interest and other income, net				                   1       		 	   141
                                              -------------------------
							                                           (189)		            25
                                              -------------------------
INCOME (LOSS) BEFORE INCOME TAXES	               1,580         			 (917)

Income taxes (benefit)				                         532			          (340)
	                                             -------------------------
NET INCOME (LOSS)				         	               $  1,048 	       $   (577)
                                              =========================
Per Share:

NET INCOME (LOSS) - BASIC				                 $   0.06         $  (0.03)
NET INCOME (LOSS) - DILUTED			                $   0.06         $  (0.03)

WEIGHTED AVERAGE
  SHARES OUTSTANDING - BASIC		                  17,686           16,592
           			       - DILUTED		                18,582           16,592

See notes to condensed consolidated financial statements.

                              AKORN, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             IN THOUSANDS
                             (UNAUDITED)

                                        							Three months ended March 31,
                                          					    1998  		       1997
                                               ----------------------------
OPERATING ACTIVITIES
Net income (loss)			                       				$   1,048		        $   (577)
Adjustments to reconcile net income
 (loss) to netcash provided by
 operating activities:
  Depreciation and amortization				         	        895		             376
  Building and equipment write down				                -		             400
  Changes in operating assets and liabilities		   (2,840) 	          1,985
                                               ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES		         (897)	           2,184

INVESTING ACTIVITIES
Purchases of property, plant and equipment				      (577)	            (360)
Net maturities of investments					                    96		               -
Product licensing/acquisition costs		       			   (6,908)	             (60)
                                               ---------------------------
NET CASH USED IN INVESTING ACTIVITIES			          (7,389)	            (420)

FINANCING ACTIVITIES
Repayment of long-term debt					                       -       		      (16)
Proceeds from issuance of long-term debt				       8,391		               -
Proceeds from sale of stock					                     334		               -
Reductions in capital lease obligations				          (36)	             (40)
Repayment of short-term borrowings, net				         (750)        	    (150)
NET CASH PROVIDED BY (USED IN)                 ---------------------------
  FINANCING ACTIVITIES					                        7,939		            (206)
                                               ---------------------------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS			                      		      (347)	           1,558

Cash and cash equivalents at
  beginning of period	                      		     2,413 	       	   1,380
                                               ---------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD						                       $   2,066         		$ 2,938
                                               ===========================

See notes to condensed consolidated financial statements.

                                AKORN, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

NOTE B - SUBSEQUENT EVENTS

On April 8, 1998, the Company announced a licensing agreement with Bio-Technology General Ltd. (BTG) for the exclusive rights to market and sell BTG's BioLonT viscoelastic solution in the U.S. In exchange for these exclusive rights, the Company paid BTG $1,000,000, with $500,000 paid upon closing and $500,000 payable upon final FDA approval of the product, and will pay a product transfer price to BTG.

On April 14, 1998, the Company announced the acquisition of ALZA Corporation's ophthalmic products and proprietary ophthalmic drug delivery technology. The Company paid ALZA $475,000, with $175,000 paid upon closing and $300,000 payable no later than March 31, 1999. The Company will pay ALZA a royalty on sales of the acquired products, but not on future products developed with the drug delivery technology.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has adopted this accounting standard January 1, 1998, as required. Currently, the Company does not have any items that qualify as "other comprehensive income." Accordingly, no separate statement has been presented herein.

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

                                 AKORN, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to 1997
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                             						  Three Months Ended
                                          						           March 31,
                                                     1998        		1997
                                                        (in thousands)
                                                     ------------------
Ophthalmic division				                              $ 6,480		  $ 5,676
Injectable division				                                5,571		    3,193
                                                     ------------------
Total net sales				                                  $12,051		  $ 8,869

Consolidated net sales increased 36% in the quarter ended March 31, 1998 compared to the same period in 1997. Ophthalmic division sales increased 14%, reflecting new product introductions and product acquisitions as well as growth in the base business. Injectable division sales increased 74% compared to the same period in 1997 due to product acquisitions, growth in national account sales and increased contract manufacturing activity.

Consolidated gross profit increased 82% during the quarter, with gross margins increasing from 39% to 52%. Margins for the ophthalmic division increased from 45% to 47%, reflecting product acquisitions as well as a higher-margin sales mix. Margins for the injectable division increased from 29% to 57%, reflecting product acquisitions, reengineering of production processes, and the ongoing transition of the contract manufacturing business to turnkey product development.

Selling, general and administrative (SG&A) expenses increased 46% during the quarter ended March 31, 1998 as compared to the same period in 1997, reflecting increased marketing and promotional activities in the ophthalmic division as well as increased amortization of intangibles related to product acquisitions. The percentage of SG&A expenses to sales increased from 29% to 31%, reflecting the increases noted above.

Research and development (R&D) expense increased 102% in the quarter, to $728,000 from $361,000 for the same period in 1997. The increase reflects an increased number of products under development. Management expects R&D expenses in 1998 to increase over prior year levels.

During the quarter ended March 31, 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

Interest expense of $190,000 was up 64% on higher outstanding debt balances.

The Company's effective tax rate for the quarter was 34% compared to 37% for the prior-year period. The Company reported net income of $1,048,000 or $0.06 per diluted share for the three months ended March 31, 1998. The net loss for the comparable prior-year period was $577,000 or $0.03 per share.

FINANCIAL CONDITION AND LIQUIDITY
Working capital at March 31, 1998 was $12.0 million compared to $7.4 million in the comparable prior year. At March 31, 1998 the Company had $0.3 million of financing available under its line of credit. Management believes that existing cash and cash flows from operations are sufficient to handle the Company's working capital requirements for the immediate future, but that additional financing will be necessary for acquisitions. There is no guarantee that such financing will be available or available at an acceptable cost.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the year ended December 31, 1997 and in Note P to the consolidated financial statements included in that report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

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

                                        AKORN, INC.



                                        /s/ Rita J. McConville
                                        ----------------------
                                        Rita J. McConville
                                        Vice President, Chief Financial
                                          Officer and Secretary
                                        (Duly Authorized and Principal
                                         Financial Officer)




Date:	April 29, 1998

                               Akorn, Inc.
                              Exhibit 11.1

               COMPUTATION OF NET INCOME (LOSS) PER SHARE
                 (In Thousands, Except Per Share Data)


                                       						Three Months Ended March 31,
                                    						   1998			                 1997
                                             ----------------------------
Earnings (Loss):
  Income (loss) applicable to common stock		 $1,048			            $  (577)

  Weighted average number of shares
    outstanding	                             17,686 	            		16,592

Net income (loss) per share - basic			       $ 0.06            			$ (0.03)
                                             ============================
Additional shares assuming conversion
  of options and warrants			                    896			                  -
                                             ----------------------------
Pro forma shares					                        18,582			             16,592

Net income (loss) per share - diluted		      $ 0.06            			$ (0.03)
                                             ============================