Form 10-Q
period 1998-06-30
AKORN INC
filed 1998-07-28
CIK 3116

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q

            (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes    x       No
     ----         ----
At July 21, 1998 there were 17,927,063 shares of common stock, no par value, outstanding.

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                                                         Page
Condensed Consolidated Balance Sheets -
  June 30, 1998 and December 31, 1997                                      2

Condensed Consolidated Statements of Income -
  Three and six months ended June 30, 1998 and 1997                        3

Condensed Consolidated Statements of Cash Flows -
  Six months ended June 30, 1998 and 1997                                  4

Notes to Condensed Consolidated Financial
  Statements                                                               5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        7

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 13










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

                                    AKORN, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                DOLLARS IN THOUSANDS
                                    (UNAUDITED)

                                                        June 30,     December 31,
                                                          1998          1997 *
                                                        --------      -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $   594       $  2,413
  Short-term investments                                      -             96
  Accounts receivable, net                                8,908          5,429
  Inventory                                              11,922          9,955
  Deferred income taxes                                     517          1,350
  Prepaid expenses and other assets                         387            390
                                                        -------        -------
   TOTAL CURRENT ASSETS                                  22,328         19,633

PRODUCT LICENSES AND OTHER ASSETS                        13,373          6,687

PROPERTY, PLANT AND EQUIPMENT, NET                       12,519         12,395
                                                        -------        -------
TOTAL ASSETS                                            $48,220        $38,715
                                                        -------        -------
                                                        -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings                                    $  250        $ 1,750
Current installments of long-term debt and
  capital lease obligations                               3,722            149
Trade accounts payable                                    3,680          3,447
Income taxes payable                                        333            462
Accrued compensation                                        881            985
Accrued expenses and other liabilities                    2,032          1,819
                                                        -------        -------
TOTAL CURRENT LIABILITIES                                10,898          8,612

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                              13,763          9,003

OTHER LONG-TERM LIABILITIES                                 297            849

SHAREHOLDERS' EQUITY
Common stock                                             17,104         16,241
Retained earnings                                         6,158          4,010
                                                        -------        -------
TOTAL SHAREHOLDERS' EQUITY                               23,262         20,251
                                                        -------        -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                 $ 48,220      $  38,715
                                                        -------        -------
                                                        -------        -------

*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.


                                        AKORN, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                        (UNAUDITED)



                                             Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                          -----------------------       ----------------------
                                             1998           1997          1998            1997
                                          --------       --------       --------        -------
Net sales                                 $ 13,987       $ 10,176       $ 26,038        $19,044
Cost of goods sold                           6,966          5,260         12,775         10,700
                                          --------       --------       --------        -------
GROSS PROFIT                                 7,021          4,916         13,263          8,344

Selling, general and
  administrative expenses                    3,675          3,246          7,420          5,804
Research and development                     1,246            368          1,974            729
Relocation charges                               -              -              -          1,451
                                          --------       --------       --------        -------
                                             4,921          3,614          9,394          7,984
                                          --------       --------       --------        -------
OPERATING INCOME                             2,100          1,302          3,869            360

Interest expense                              (301)          (138)          (492)          (254)
Interest and other income, net                   -             14              2            155
                                          --------       --------       --------        -------
                                              (301)          (124)          (490)           (99)
                                          --------       --------       --------        -------
INCOME BEFORE INCOME TAXES                   1,799          1,178          3,379            261

Income taxes                                   698            436          1,230             97
                                          --------       --------       --------        -------

NET INCOME                                  $1,101           $742         $2,149           $164
                                          --------       --------       --------        -------
                                          --------       --------       --------        -------

Per Share:

NET INCOME  - BASIC                          $0.06          $0.04          $0.12          $0.01
                                          --------       --------       --------        -------
                                          --------       --------       --------        -------
NET INCOME - DILUTED                         $0.06          $0.04          $0.11          $0.01
                                          --------       --------       --------        -------
                                          --------       --------       --------        -------

WEIGHTED AVERAGE
SHARES OUTSTANDING - BASIC                  17,850         16,598         17,769         16,596
                                          --------       --------       --------        -------
                                          --------       --------       --------        -------
                  - DILUTED                 19,094         16,800         18,837         16,802
                                          --------       --------       --------        -------
                                          --------       --------       --------        -------


See notes to condensed consolidated financial statements.


                                    AKORN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DOLLARS IN THOUSANDS
                                    (UNAUDITED)

                                                       Six months ended June 30,
                                                         1998             1997
                                                       --------         -------
OPERATING ACTIVITIES
Net income                                             $  2,149         $  164
Adjustments to reconcile net income to net
cash (used) provided by operating activities:
  Depreciation and amortization                           1,846            809
  Building and equipment write down                           -            400
  Changes in operating assets and liabilities            (4,669)         1,724
                                                       --------         -------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES           (674)         3,097

INVESTING ACTIVITIES
Purchases of property, plant and equipment                 (950)          (981)
Product license acquisitions                             (7,580)        (4,305)
Net maturities of investments                                96              -
                                                       --------         -------
NET CASH USED IN INVESTING ACTIVITIES                    (8,434)        (5,286)

FINANCING ACTIVITIES
Repayment of long-term debt                                  -             (21)
Issuance of long-term debt                                8,405          1,500
Proceeds from sale of stock                                 583             13
Reductions in capital lease obligations                     (73)           (78)
Short-term borrowings, net                               (1,500)           132
Debt acquisition costs                                     (126)             -
                                                       --------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 7,289          1,546
                                                       --------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,819)          (643)

Cash and cash equivalents at beginning of period          2,413          1,380
                                                       --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   594         $  737
                                                       --------         -------
                                                       --------         -------

See notes to condensed consolidated financial statements.

                                    AKORN, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

NOTE B - NONCASH TRANSACTIONS

On June 5, 1998, a former employee exercised options for 105,000 shares of the Company's common stock. The individual tendered approximately 22,000 shares of the Company's outstanding stock as consideration for the option exercise and approximately 33,000 shares to satisfy the personal income tax withholding requirements of the transaction, all of which was recorded as treasury stock. The net effect of this transaction was to increase accrued liabilities by $280,000, increase common stock and paid in capital by $185,000, and increase treasury stock by $465,000.

NOTE C - SUBSEQUENT EVENTS

On July 14, 1998, the Company announced the acquisition of three ophthalmic diagnostic products from Allergan, Inc. The Company paid Allergan $4.65 million, with $2.0 million paid upon closing, $1.5 million payable one year from the closing and $1.15 million payable two years from the closing.

On July 16, 1998, the Company announced the acquisition of the Advanced Remedies, Inc. ophthalmic manufacturing and development operation from Sidmak Laboratories, Inc. The Company paid Sidmak approximately $4.0 million cash, financed through the Company's line of credit.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                      Three Months Ended
                                           June 30,
                                   -----------------------
                                      1998           1997
                                   --------       --------
                                       (in thousands)
Ophthalmic division                $  7,334       $  5,949
Injectable division                   6,653          4,227
                                   --------       --------
Total net sales                    $ 13,987       $ 10,176
                                   --------       --------
                                   --------       --------

Consolidated net sales increased 37% in the quarter ended June 30, 1998 compared to the same period in 1997. Ophthalmic division sales increased 23%, reflecting new product acquisitions and introductions as well as growth in the base business. Injectable division sales increased 57% compared to the same period in 1997 due to product acquisitions and increased contract manufacturing activity.

Consolidated gross profit increased 43% during the quarter ended June 30, 1998 compared to the same period in 1997, with gross margins increasing from 48% to 50%. Margins for the ophthalmic division increased from 46% to 52% during the comparable periods, primarily due to product acquisitions and a shift in sales mix to higher-margin products. Margins for the injectable division decreased from 52% to 49%, with increases due to product acquisitions partially offset by changes in product mix in the base business.

Selling, general and administrative (SG&A) expenses increased 13% during the quarter ended June 30, 1998 as compared to the same period in 1997. This increase is primarily due to increased amortization of intangibles related to product acquisitions as well as increased marketing and promotional expenses and provisions for contractual bonus obligations. The percentage of SG&A expenses to sales decreased from 32% to 26%, despite the spending increases previously noted.

Research and development (R&D) expense increased 239% in the quarter ended June 30, 1998, to $1,246,000 from $368,000 for the same period in 1997. The increase reflects an increased number of products under development. Improved gross profits have allowed the Company to devote substantial resources to developing patented products as part of its long-term growth strategy.

Interest expense of $301,000 was up 118% on higher average outstanding debt balances.

The Company's effective tax rate for the quarter ended June 30, 1998 was 39% compared to 37% for the prior-year period, resulting primarily from changes in the state tax provision. The Company reported net income of $1,101,000 or $0.06 per diluted share for the three months ended June 30, 1998. Net income for the comparable prior-year period was $742,000 or $0.04 per diluted share.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:


                                     Six Months Ended
                                          June 30,
                                   -----------------------
                                     1998           1997
                                   --------       --------
                                       (in thousands)
Ophthalmic division                $13,815        $ 11,625
Injectable division                 12,223           7,419
                                   --------       --------
Total net sales                    $26,038        $ 19,044
                                   --------       --------
                                   --------       --------

Consolidated net sales increased 37% in the six months ended June 30, 1998 compared to the same period in 1997. Ophthalmic division sales increased 19%, reflecting new product introductions and acquisitions as well as growth in the base business. Injectable division sales increased 65% compared to the same period in 1997, primarily due to product acquisitions and increased contract manufacturing activity.

Consolidated gross profit increased 59% during the six months ended June 30, 1998 compared to the same period in 1997, with gross margins increasing from 44% to 51%. Margins for the ophthalmic division increased from 45% to 49% during the comparable periods, primarily due to product acquisitions and introductions and a shift in sales mix to higher-margin products. Margins for the injectable division increased from 42% to 53%, primarily due to product acquisitions. During the six months ended June 30, 1997, injectable cost of sales was increased by an $84,000 inventory adjustment and a $213,000 charge for a change in the timing of overhead absorption. Excluding these charges, margins for the injectable segment increased from 46% to 53%.

Selling, general and administrative (SG&A) expenses increased 28% during the six months ended June 30, 1998 as compared to the same period in 1997. This increase is due to increased amortization of intangibles related to product acquisitions as well as increased marketing and promotional expenses and provisions for contractual bonus obligations. The percentage of SG&A expenses to sales decreased to 28%.

Research and development (R&D) expense increased 171% in the six months ended June 30, 1998, to $1,974,000 from $729,000 for the same period in 1997. The increase reflects a greater number of products under development. Improved gross profits have allowed the Company to devote substantial resources to developing patented products as part of its long-term growth strategy.

During the six months ended June 30, 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

Interest expense of $492,000 was up 94% on higher average outstanding debt balances.

The Company's effective tax rate for the six months ended June 30, 1998 was 36% compared to 37% for the prior-year period. The Company reported net income of $2,149,000 or $0.11 per diluted share for the six months ended June 30, 1998. Net income for the comparable prior-year period was $164,000 or $0.01 per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at June 30, 1998 was $11.4 million compared to $11.0 million at December 31, 1997. The Company amended its bank credit facilities in July 1998 to allow for additional financing. At June 30, 1998 the Company had $10.3 million available under its line of credit. The Company borrowed $6.0 million under its line of credit in July 1998 to finance acquisitions. See Note B of Notes to Condensed Consolidated Financial Statements. Management believes that existing cash, cash flows from operations and available bank credit are sufficient to handle the Company's requirements for the immediate future.
                                       7

  PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the year ended December 31, 1997 and in Note P to the consolidated financial statements included in that report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of shareholders was held on May 15, 1998. Daniel E. Bruhl, M.D. was elected to the Board of Directors with 16,029,603 votes for and 27,979 votes abstaining. Floyd Benjamin was elected to the Board of Directors with 16,033,225 votes for and 24,357 votes abstaining. Doyle S. Gaw was elected to the Board of Directors with 16,032,225 votes for and 25,357 votes abstaining. John N. Kapoor, Ph.D. was elected to the Board of Directors with 16,033,094 votes for and 24,488 votes abstaining. The proposal to amend the company's amended and restated 1988 Incentive Compensation Program increasing the number of shares issuable from 3.0 million to 4.5 million and to revise the definition of Fair Market Value to reflect current practice was approved with 10,107,571 votes for, 884,331 votes against and 70,722 votes abstaining.

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

                                    AKORN, INC.



                               /s/ Rita J. McConville
                               ---------------------------------
                                 Rita J. McConville
               Vice President, Chief Financial Officer and Secretary
                 (Duly Authorized and Principal Financial Officer)




Date:     July 21, 1998