Form 10-Q
period 1998-09-30
AKORN INC
filed 1998-11-13
CIK 3116

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-Q

    (x) Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
          For the quarterly period ended September 30, 1998

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
          For the transition period from _____ to _____


                   Commission File Number:  0-13976


                          AKORN, INC.
        (Exact Name of Registrant as Specified in its Charter

                LOUISIANA			    	    72-0717400
   (State or Other Jurisdiction of		(I.R.S. Employer
    Incorporation or Organization)		 Identification No.)

       2500 Millbrook Drive
       Buffalo Grove, Illinois		            	      60089
   (Address of Principal Executive Offices)      (Zip Code)

                          (847) 279-6100
                       (Issuer's telephone number)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x  	No ____

At November 2, 1998 there were 18,087,114 shares of common stock, no par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                       							             Page
Condensed Consolidated Balance Sheets
  September 30, 1998 and December 31, 1997	               		 2

Condensed Consolidated Statements of Income
  Three and nine months ended September 30,
  1998 and 1997								                                      3

Condensed Consolidated Statements of Cash Flows
  Nine months ended September 30, 1998 and 1997	          		 4

Notes to Condensed Consolidated Financial
  Statements								                                         5

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations				 		                                         7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings						                            10

Item 6.  Exhibits and Reports on Form 8-K		                 12






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


                                AKORN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            DOLLARS IN THOUSANDS
                                (UNAUDITED)

                                          						September 30,	December 31,
                                                     1998       1997   *
                                                ------------- ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents		                   $     259		   $  2,413
  Short-term investments		                              - 	         96
  Accounts receivable, net		                        9,062		      5,429
  Inventory					                                   12,690		      9,955
  Deferred income taxes			                            517		      1,350
  Prepaid expenses and other assets	                  736		        390
                                                ---------     --------
    TOTAL CURRENT ASSETS		                         23,264		     19,633

PRODUCT LICENSES AND OTHER ASSETS	                 19,580   		   6,687

PROPERTY, PLANT AND EQUIPMENT, NET	                14,890		     12,395
                                                ---------     --------
TOTAL ASSETS				                                $  57,734		   $ 38,715
                                                =========     ========

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
Short-term borrowings			                        $      - 		   $ 1,750
Current installments of long-term
 debt and capital lease obligations                3,725		        149
Trade accounts payable			                          3,060		      3,447
Income taxes payable			                                -		        462
Accrued compensation			                            1,160		        985
Accrued expenses and other
 liabilities				                                     774		      1,819
                                                --------      -------
TOTAL CURRENT LIABILITIES		                        8,719   		   8,612

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS		                     25,007		      9,003

OTHER LONG-TERM LIABILITIES		                        297		        849

SHAREHOLDERS' EQUITY
Common stock	                                			  17,513		     16,241
Retained earnings				                              6,198		      4,010
                                                --------     --------
TOTAL SHAREHOLDERS' EQUITY		                      23,711   		  20,251
                                                --------     --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY	                         $ 57,734	   $  38,715
                                                ========    =========

*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                AKORN, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                (UNAUDITED)


                           				   Three Months Ended	  Nine Months Ended
                          				       September 30, 	     September 30,
                               			   1998   	  1997     	  1998  	  1997
                                  -----------------    -----------------
Net sales			                      $ 15,138	$ 11,058	   $ 41,177	$30,102
Cost of goods sold		                 7,270	   6,313	     20,046	 17,013
                                  -------- --------    -------- -------
GROSS PROFIT			                      7,868	   4,745	     21,131	 13,089

Selling, general and
  administrative expenses	           3,408	   2,903	      9,734   8,584
Amortization of intangibles            652       90   	   1,740	    213
Research and development	            1,187	     342	      3,143	  1,071
Purchased research and
  development			                     1,298	       -	      1,298	      -
Relocation charges	                      -	       -	          -	  1,451
                                  --------   ------     ------- -------
	                              			   6,545	   3,335	     15,915	 11,319
                                  --------   ------     ------- -------
OPERATING INCOME		                   1,323	   1,410	      5,216   1,770

Interest expense		                    (413)    (115)	      (925)   (368)
Offering expenses		                   (350)	      -   	    (350)      -
Interest and other
  income, net			                        35	      14	         33	    168
                                  --------  -------      ------ -------
                              				    (728)    (101)  	  (1,242)   (200)
                                  --------  -------      ------ -------
INCOME BEFORE
  INCOME TAXES                 	       595    1,309       3,974   1,570

Income taxes			                        250 	    484 	     1,480	    581
                                  --------  -------      ------ -------
NET INCOME 			                    $    345	$    825 	  $  2,494	$   989
                                  ======== ========    ======== =======
Per Share:

NET INCOME - BASIC		              $   0.02 $   0.05    $   0.14 $  0.06

NET INCOME - DILUTED		            $   0.02	$   0.05	   $   0.13	$  0.06

WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC		              17,948	  16,606	     17,829	 16,599

WEIGHTED AVERAGE SHARES
 OUTSTANDING - DILUTED	             18,840	  17,031	     18,820	 16,883


See notes to condensed consolidated financial statements.

                               AKORN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         DOLLARS IN THOUSANDS
                             (UNAUDITED)

                               					Nine months ended September 30,
                                       1998                  1997
                                    -----------           ----------
OPERATING ACTIVITIES
Net income 					                    $     2,494		         $     989
Adjustments to reconcile net
 income to net cash provided
  (used) by operating activities:
  Depreciation and amortization	          2,709		             1,214
  Purchased research and development      1,298		                 -
  Building and equipment write down	          -		               400
  Changes in operating assets and
    liabilities				                      (7,872)	              (242)
                                    -----------            --------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES			                 (1,371)	             2,361

INVESTING ACTIVITIES
Purchases of property, plant
  and equipment				                      (3,464)		           (1,233)
Product license acquisitions		          (12,473)		           (4,313)
Net maturities of investments		              96		               192
                                    -----------            --------
NET CASH USED IN INVESTING
 ACTIVITIES					                        (15,841)	  	         (5,354)

FINANCING ACTIVITIES
Repayment of long-term debt		               (12)		              (33)
Issuance of long-term debt		             16,371		             1,500
Proceeds from sale of stock		               686		                50
Reductions in capital lease
 obligations					                          (111)		             (113)
Short-term borrowings, net		             (1,750)		              905
Debt acquisition costs			                  (126)		                -
                                    -----------             -------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES	            		    15,058 		            2,309
                                    -----------             -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS			                 (2,154)		             (684)

Cash and cash equivalents at
 beginning of period			                   2,413		             1,380
                                    -----------             -------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD	               		$       259	 	          $   696
                                    ===========             =======

See notes to condensed consolidated financial statements.

                               AKORN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the transition period ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

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

In July 1998, the Company financed the acquisition of four product licenses with long-term debt in the amount of $3.332 million.

NOTE C - SUBSEQUENT EVENTS

On October 8, 1998, the Company closed the acquisition, effective July 1, 1998, of the trade name and other rights to Endosol Extra, a surgical irrigation solution, from Allergan, Inc. The Company paid Allergan $1.0 million, with $0.5 million paid upon closing and an additional $0.5 million payable on the first anniversary of the closing date.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to 1997

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:


                                         						  Three Months Ended
                                         						     September 30,
                                                 -------------------
                                                 1998  	        1997
                                                 --------   --------
                                                   (in thousands)
Ophthalmic division			                           $  7,392		 $ 6,535
Injectable division			                              7,746		   4,523
                                                 --------   -------
Total net sales				                              $ 15,138		 $11,058
                                                 ========   =======

Consolidated net sales increased 37% in the quarter ended September 30, 1998 compared to the same period in 1997. Ophthalmic division sales increased 13%, reflecting new product acquisitions and introductions as well as growth in the base business. Injectable division sales increased 71% compared to the same period in 1997, reflecting strong sales in the base business as well as in acquired products.

Consolidated gross profit increased 66% during the quarter ended September 30, 1998 compared to the same period in 1997, with gross margins increasing from 43% to 52%. Margins for the ophthalmic division increased from 46% to 54% during the comparable periods, primarily due to product acquisitions and a shift in sales mix to higher-margin products. Margins for the injectable division increased from 38% to 50%, primarily due to sales of acquired products.

Selling, general and administrative (SG&A) expenses increased 17% during the quarter ended September 30, 1998 as compared to the same period in 1997, reflecting increased marketing and promotional expenses and provisions for contractual and management bonus obligations. The percentage of SG&A expenses to sales decreased from 26% to 23% despite the spending increases previously noted, reflecting the ability to leverage existing operations to cover incremental sales growth.

Research and development (R&D) expense increased 247% in the quarter ended September 30, 1998, to $1,187,000 from $342,000 for the same period in 1997. The increase reflects an increased number of proprietary products under development. Improved gross profits have allowed the Company to devote substantially greater resources to developing patented products as part of its long-term growth strategy.

The Company incurred one-time charges of $1,298,000 for R&D charges related to the acquisition of Advanced Remedies, Inc. (ARI) in July 1998. The approximately $4,000,000 purchase price included, in addition to capital equipment, all Abbreviated New Drug Applications (ANDAs) for any product previously approved for ARI or under review by the FDA. The purchase price also included regulatory files for products under development by ARI but not yet filed with the FDA. The total purchase price was allocated among the acquired assets, and the price associated with products not yet approved by the FDA was designated purchased R&D and charged to expense.

Interest expense of $413,000 was higher than the prior-year quarter's $115,000, primarily due to higher average outstanding debt balances.

The Company incurred approximately $350,000 in expenses associated with a proposed offering of 5.5 million shares of common stock. Market conditions led the Company to request withdrawal of the registration statement, and the related accounting legal and printing fees were charged to expense in the quarter ended September 30, 1998.

The Company's effective tax rate for the quarter ended September 30, 1998 was 42% compared to 37% for the prior-year period, resulting primarily from changes in the state tax provision. The Company reported net income of $345,000 or $0.02 per diluted share for the three months ended September 30, 1998. Net income for the comparable prior-year period was $825,000.

Nine Months Ended September 30, 1998 Compared to 1997

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:


                                         						    Nine Months Ended
                                          						      September 30,
                                                   -------------------
                                             						  1998  		   1997
                                                   ---------  --------
                                                     (in thousands)
Ophthalmic division			                             $ 21,206		 $ 18,160
Injectable division			                               19,971		   11,942
                                                   --------   --------
Total net sales				                                $ 41,177		 $ 30,102
                                                   ========   ========

Consolidated net sales increased 37% in the nine months ended September 30, 1998 compared to the same period in 1997. Ophthalmic division sales increased 17%, primarily due to product acquisitions and introductions. Injectable division sales increased 67% compared to the same period in 1997, due to product acquisitions as well as strong sales in the base business.

Consolidated gross profit increased 61% during the nine months ended September 30, 1998 compared to the same period in 1997, with gross margins increasing from 43% to 51%. Margins for the ophthalmic division increased from 45% to 51% during the comparable periods, primarily due to product acquisitions and introductions and a shift in sales mix to higher-margin products. Margins for the injectable division increased from 41% to 52%, primarily due to product acquisitions.

Selling, general and administrative (SG&A) expenses increased 13% during the nine months ended September 30, 1998 as compared to the same period in 1997, reflecting increased marketing and promotional activities, as well as provisions for employee and management bonuses. The percentage of SG&A expenses to sales decreased from

29% to 24% despite the increases noted above, reflecting the ability to leverage existing operations to cover incremental sales growth.

Research and development (R&D) expense increased 194% in the nine months ended September 30, 1998, to $3,143,000 from $1,071,000 for the same period in 1997. The increase reflects an increased number of proprietary products under development. Improved gross profits have allowed the Company to devote substantially greater resources to developing patented products as part of its long-term growth strategy.

The Company incurred one-time charges of $1,298,000 for R&D charges related to the acquisition of Advanced Remedies, Inc. (ARI) in July 1998. The approximately $4,000,000 purchase price included, in addition to capital equipment, all Abbreviated New Drug Applications (ANDAs) for any product previously approved for ARI or under review by the FDA. The purchase price also included regulatory files for products under development by ARI but not yet filed with the FDA. The total purchase price was allocated among the acquired assets, and the price associated with products not yet approved by the FDA was designated purchased R&D and charged to expense.

During the nine months ended September 30, 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

Interest expense increased 151% to $925,000 from $368,000 in the prior-year period, reflecting higher average debt balances.

The Company incurred approximately $350,000 in expenses associated with a proposed offering of 5.5 million shares of common stock. Market conditions led the Company to request withdrawal of the registration statement, and the related accounting legal and printing fees were charged to expense in the quarter ended September 30, 1998.

The Company's effective tax rate for the nine months ended September 30, 1998 was 37%, unchanged from the prior-year period. The Company's average effective tax rate will increase due to the move to a state with higher tax rates. The Company reported net income of $2,494,000 or $0.13 per diluted share for the nine months ended September 30, 1998. Net income for the comparable prior-year period was $989,000.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at September 30, 1998 was $14.5 million compared to $11.0 million at December 31, 1997. The Company amended its bank credit facilities in July 1998 to allow for additional financing. The Company borrowed $6.0 million under its line of credit in July 1998 to finance acquisitions. At September 30, 1998 the Company had $1.9 million of financing available under its line of credit. Management believes that existing cash, cash flows from operations and available bank credit are sufficient to handle the Company's requirements for the immediate future.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Certain legal proceedings in which the registrant, Akorn, Inc.
(the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the transition period ended December
31, 1997 and in Note P to the consolidated financial statements included in that report.

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

AKORN, INC.



/s/ Rita J. McConville
Rita J. McConville
Vice President, Chief Financial Officer and Secretary
(Duly Authorized and Principal Financial Officer)




Date:	November 2, 1998
                                   11