Form 10-K
period 1998-12-31
AKORN INC
filed 1999-03-29
CIK 3116

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-13976

                                  AKORN, INC.
                  (Name of issuer as specified in its charter)

                 LOUISIANA                                       72-0717400
      (State or other jurisdiction of                (IRS Employer Identification No.)
       incorporation or organization)

              2500 MILLBROOK DRIVE, BUFFALO GROVE, ILLINOIS 60089
             (Address of principal executive offices and zip code)

                   ISSUER'S TELEPHONE NUMBER: (847) 279-6100

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (CHECK) No
------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of March 10, 1999 was approximately $20,367,195.

The number of shares of the Issuer's common stock, no par value per share, outstanding as of March 10, 1999 was 18,147,272.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The information contained in this document, other than historical information, consists of forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Such statements regarding the status of customer and supplier compliance with Year 2000 issues, the timing of acquiring and developing new products, of bringing them on line and of deriving revenues and profits from them, as well as the effects of those revenues and profits on the company's margins and financial position, are uncertain because many of the factors affecting the timing of those items are beyond the company's control.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement (the "Proxy Statement") to be used in connection with the Registrant's 1999 Annual Meeting of shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1998, are incorporated by reference to Part III of this Annual Report on Form 10-K.

                          FORM 10-K TABLE OF CONTENTS

                                                                        PAGE
                                                                       ------
                                   PART I
Item 1.   Description of Business.....................................      2
Item 2.   Description of Properties...................................      4
Item 3.   Legal Proceedings...........................................      4
Item 4.   Submission of Matters to a Vote of Security Holders.........      4
                                   PART II
Item 5.   Market for Registrant's Common Equity and Related                 5
            Stockholder Matters.......................................
Item 6.   Selected Financial Data.....................................      6
Item 7.   Management's Discussion and Analysis of Financial Condition       7
            and Results of Operations.................................
Item 8.   Financial Statements and Supplemental Data..................     12
Item 9.   Changes in and Disagreements with Accountants on Accounting      31
            and Financial Disclosures.................................
                                  PART III
Item 10.  Directors...................................................     32
Item 11.  Executive Compensation......................................     32
Item 12.  Security Ownership of Certain Beneficial Owners and              32
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............     32
                                   PART IV
Item 14.  Exhibits and Financial Statement Schedules..................     33
Signatures............................................................     34

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Akorn, Inc. (Akorn or the Company) manufactures and markets diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. The Company also markets ophthalmic surgical instruments and related products. Customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. The Company provides contract manufacturing services through its subsidiary, Taylor Pharmaceuticals, Inc. (Taylor). Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana, a suburb of New Orleans. In 1997, the Company relocated its headquarters and certain operations to Illinois.

     In May 1996 the Company acquired Pasadena Research Laboratories, Inc.
(PRL), a developer and distributor of injectable pharmaceutical products, and merged PRL into Taylor. Subsequently, the Company reorganized its operations into two segments, ophthalmic and injectable. For information regarding sales, operating income and identifiable assets for each of the Company's segments, see Note O to the consolidated financial statements included in Item 8 of this report.

     Ophthalmic Segment. The Company markets an extensive line of diagnostic and therapeutic pharmaceuticals as well surgical instruments and related supplies. Diagnostic products, primarily used in the office setting, include mydriatics and cycloplegics, anesthetics, topical stains, gonioscopic solutions, angiography dyes and others. Therapeutic products, sold primarily to wholesalers and other national account customers, include antibiotics, anti-infectives, steroids, steroid combinations, glaucoma medications, decongestants/antihistamines and anti-edema medications. Surgical products include surgical knives and other surgical instruments, balanced salt solution, post-operative kits, surgical tapes, eye shields, anti-ultraviolet goggles, facial drape supports and other supplies. Non-pharmaceutical products include various artificial tear solutions, preservative-free lubricating ointments, lid cleansers, vitamin supplements and contact lens accessories.

     Injectable Segment. Taylor markets generic small volume parenteral niche pharmaceuticals and anesthesia products used in the treatment of specialty indications including rheumatoid arthritis and pain management. These products are marketed to wholesalers and other national account customers as well as directly to medical specialists. Taylor also provides contract manufacturing services to pharmaceutical and biotech companies.

     Sales and Marketing. While the Company is actively working to expand its proprietary product base through acquisition and internal development, the majority of current products are non-proprietary. The Company relies on its expertise in marketing, distribution, development and low cost manufacturing to maintain and increase market share.

     The ophthalmic segment uses a three-tiered sales effort. Outside sales representatives, with three field managers, sell directly to physicians and group practices. In-house sales (telemarketing) and customer service (catalog sales) sell to optometrists and other customers. A national accounts group sells to wholesalers, retail chains and other group purchasing organizations.

     The injectable segment sells through telemarketing and direct mail activities to individual specialty physicians and hospitals. National accounts efforts sell to wholesalers and other group purchasing organizations. The injectable segment does not utilize a field sales force at this time. The segment may add such a force in the future as it introduces proprietary products. The injectable segment markets its contract manufacturing services through direct mail, trade shows and direct industry contacts.

     Research and Development. As of December 31, 1998, the Company had 20 Abbreviated New Drug Applications (ANDAs) in various stages of development and had 5 ANDAs approved in 1998. See "Government Regulation." The Company is also engaged in clinical studies for 2 proprietary products and expects to file New Drug Applications (NDAs) for these products over the course of the next two years. Clinical trials are performed by contract research organizations under the direction of Company personnel. No assurance can be given as to whether the Company will develop marketable products based on these filings or as to the size of the market for any such products.

     The Company also maintains a business development program which identifies potential product acquisition or product licensing candidates. The Company has focused its business development efforts on niche products which complement the existing product line and which have few or no competitors in the market.

     At December 31, 1998, 24 full-time employees of the Company were involved in research and development and product licensing.

     Research and development costs are expensed as incurred. Such costs amounted to $4,010,000, $1,873,000, $809,000 and $1,213,000 for the years ended
December 31, 1998 and 1997, six months ended December 31, 1996 and year ended June 30, 1996, respectively.

     Employee Relations. At December 31, 1998, the Company had 313 full-time employees, of whom 135 are employed by Akorn and 178 by its wholly owned subsidiary, Taylor Pharmaceuticals. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

     Competition. The marketing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of the Company's competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity.

     The dominant companies which compete with the ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Ciba Vision and Bausch & Lomb, Inc. (B&L). The ophthalmic segment competes primarily on the basis of price and service. The ophthalmic segment purchases some ophthalmic products from Steris Pharmaceuticals, Inc. and B&L, who are in direct competition with the Company in several markets.

     The dominant companies which compete with the injectable segment include both generic and name brand companies such as Abbott Labs, Gensia, Marsam, Steris, Elkin Sinn and American Regent. The injectable segment competes primarily on the basis of price. Competitors in the contract manufacturing business include Cook Imaging, Chesapeake Biological Laboratories, Ben Venue and Oread Laboratories. The manufacturing of sterile products must be performed under government mandated Good Manufacturing Practices, creating barriers to entry.

     Product Supply. No unaffiliated supplier of products accounted for more than 10% of the Company's sales in either segment during 1998 or 1997. Sight Pharmaceuticals, Inc., a division of B&L, accounted for approximately 15% of the Company's ophthalmic sales for the six month period ended December 31, 1996.

     No single customer accounted for more than 10% of the Company's sales in either segment during 1998 or 1997.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers of the Company as of March 10, 1999. Each officer serves as such at the pleasure of the Board of Directors.

OFFICER NAME                             AGE    POSITION WITH THE COMPANY
------------                             ---    -------------------------
Floyd Benjamin.......................    56     President and Chief Executive Officer of the Company
R. Scott Zion........................    48     Senior Vice President of the Company and General
                                                Manager of the Ophthalmic Division
Rita J. McConville...................    40     Vice President, Chief Financial Officer, Secretary
                                                and Treasurer of the Company

ITEM 2. DESCRIPTION OF PROPERTY

     Since August, 1998, the Company's headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in approximately 24,000 square feet of leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. From May, 1997 to August 1998, the Company's headquarters and ophthalmic division offices were located in approximately 11,000 square feet of leased space in Lincolnshire, Illinois. The Company sub-lets the Lincolnshire space to several tenants. The Company's former headquarters, consisting of approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana, was sold in February 1999.

     The Company also owns a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, the Company owns a 55,000 square-foot manufacturing facility in Decatur, Illinois. The Company also leases approximately 15,000 square feet of warehouse space in Decatur, Illinois. The Company's Taylor subsidiary leases approximately 7,000 square feet of office and warehousing space in San Clemente, California. The Company also leases approximately 40,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities. The combined space is considered adequate to accommodate growth for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol AKRN. On March 10, 1999, the Company estimated that the number of holders of its Common Stock was approximately 3,200, including record holders and individual participants in security position listings.

     High and low closing prices per NASDAQ for the periods indicated were:

                                                                HIGH      LOW
                                                                -----    -----
Year Ended December 31, 1998:
  1st Quarter...............................................    $6.88    $3.31
  2nd Quarter...............................................     9.00     6.19
  3rd Quarter...............................................     8.00     4.00
  4th Quarter...............................................     6.38     2.94
Year Ended December 31, 1997:
  1st Quarter...............................................    $3.19    $1.84
  2nd Quarter...............................................     2.63     1.91
  3rd Quarter...............................................     3.06     2.03
  4th Quarter...............................................     4.50     2.94
Six Months Ended December 31, 1996:
  1st Quarter...............................................    $3.50    $2.06
  2nd Quarter...............................................     2.44     1.63

     As of December 31, 1998, there were approximately 700 holders of record of the Company's Common Stock. Closing price at March 10, 1999 was $3.9375 per share as reported by the Nasdaq National Market.

     On December 31, 1997, 1,000,000 unregistered shares of Company Common Stock were issued at $2.00 per share pursuant to the exercise of a warrant.

     The Company did not pay cash dividends in 1998 or 1997, and is prohibited by its revolving credit agreement with The Northern Trust Company from doing so. During fiscal 1996, dividends paid of $583,000 pertain to Subchapter S distributions made to former PRL shareholders for pre-acquisition earnings.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     In October 1996, the Board of Directors of the Company voted to change the Company's fiscal year from the year ending June 30 to a calendar year. The following table sets forth selected consolidated financial information for the Company for the years ended December 31, 1998 and 1997, the six month transition period ended December 31, 1996 and for the three years ended June 30, 1996:

                                          YEARS ENDED        SIX MONTHS
                                          DECEMBER 31,         ENDED          YEARS ENDED JUNE 30,
                                       ------------------   DECEMBER 31,   ---------------------------
                                         1998      1997         1996        1996      1995      1994
                                       --------   -------   ------------   -------   -------   -------
PER SHARE
Equity...............................  $   1.40   $  1.20     $  0.98      $  0.97   $  0.93   $  0.76
Net income:
  Basic..............................  $   0.26   $  0.11     $  0.00      $  0.05   $  0.15   $  0.14
  Diluted............................  $   0.25   $  0.11     $  0.00      $  0.05   $  0.15   $  0.14
Price: High..........................  $   9.19   $  4.50     $  3.50      $  3.50   $  4.00   $  3.88
       Low...........................  $   2.54   $  1.84     $  1.63      $  2.06   $  2.25   $  1.88
P/E:  High...........................       35x       41x          NM          70x       27x       28x
       Low...........................       10x       17x          NM          41x       15x       13x
INCOME DATA (000)
Net sales............................  $ 56,667   $42,323     $16,519      $33,925   $37,505   $31,266
Gross profit.........................    29,060    18,776       5,758       11,953    15,177    13,218
Operating income.....................     9,444     3,165         130        1,089     3,910     2,654
Interest expense.....................    (1,451)     (497)       (243)        (441)      (25)     (181)
Pretax income........................     7,686     2,844          70          977     3,738     2,573
Income taxes.........................     3,039     1,052          26          189     1,232       158
Net income...........................  $  4,647   $ 1,792     $    44      $   788   $ 2,506   $ 2,415
Weighted average shares outstanding:
  Basic..............................    17,891    16,614      16,580       16,383    16,236    16,185
  Diluted............................    18,766    16,925      16,763       16,788    16,799    16,711
BALANCE SHEET (000)
Current assets.......................  $ 24,533   $19,633     $13,840      $17,001   $15,474   $15,044
Net fixed assets.....................    15,860    12,395      12,833       11,524    11,060     6,346
Total assets.........................    61,001    38,715      28,013       29,567    27,491    22,190
Current liabilities..................    13,934     8,612       5,636        9,351     7,016     7,106
Long-term obligations................    20,787     9,852       6,003        3,915     4,890     2,380
Shareholders' equity.................  $ 26,280   $20,251     $16,374      $16,301   $15,585   $12,704
FUNDS FLOW DATA (000)
From operations......................  $  1,093   $    64     $ 2,553      $    10   $   712   $ 2,212
Dividends paid(1)....................        --        --          --         (583)       --        --
From investing.......................   (13,668)   (6,387)     (2,028)        (873)   (4,943)   (3,745)
From financing.......................    10,898     7,356         (36)         979     3,112     2,313
Change in cash & equivalents.........  $ (1,677)  $ 1,033     $   489      $   116   $(1,119)  $   780

---------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements. The information contained in this discussion, other than historical information, consists of forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. Such statements regarding Year 2000 issues, the timing of acquiring and developing new products, of bringing them on line and of deriving revenues and profits from them, as well as the effects of those revenues and profits on the Company's margins and financial position, is uncertain because many of the factors affecting the timing of those items are beyond the Company's control.

RESULTS OF OPERATIONS

     The Company's revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by the ophthalmic and injectable segments, from sales of surgical instruments and related products by the ophthalmic segment and from sales of contract manufacturing services by the injectable segment. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Income bear to revenues for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and 1995 and the year ended June 30, 1996.

                                                                            SIX MONTHS
                                                            YEARS ENDED        ENDED       YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,     JUNE 30,
                                                           -------------   -------------   ----------
                                                           1998    1997    1996    1995       1996
                                                           -----   -----   -----   -----   ----------
Revenues
  Ophthalmic............................................     52%     59%     62%     66%       61%
  Injectable............................................     48      41      38      34        39
                                                            ---     ---     ---     ---       ---
Total revenues..........................................    100%    100%    100%    100%      100%
Gross profit............................................     51      44      35      38        35
Selling, general and administrative expenses............     24      28      29      28        27
Amortization of intangibles.............................      4       1      --      --         1
Research and development expenses.......................      7       4       5       3         4
Operating income........................................     17       8       1       7         3
Net income..............................................      8%      4%      0%      5%        2%

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     Net sales increased 33.9% for the year ended December 31, 1998 compared to the prior year. Ophthalmic segment sales increased 17.3%, primarily due to strong sales of acquired products. Injectable segment sales increased 57.6%, primarily due to acquired anesthesia products. Injectable segment sales also benefited from a continuing shortage of certain distributed products. Division management expects the shortages and resultant sales increases to continue at least through the first quarter of 1999. Management continuously evaluates opportunities for acquisition of additional products, and expects such acquisitions to continue in 1999, contingent on acceptable financing.

     Consolidated gross profit increased 54.8% for the year, with gross margins increasing from 44% to 51%. The increase in gross margins was caused by branded product acquisitions and a shift in sales mix to higher margin products.

     Selling, general and administrative expenses (SG&A) increased 11.2%, reflecting increased provisions for employee performance bonuses and expenses associated with the new corporate office facility.

     Management expects the growth in SG&A expenses to taper off due to the Company's reorganization along functional rather than divisional lines.

     Amortization of intangibles increased 584.9% for the year, reflecting significant product acquisitions in 1998. Amortization of a patent acquired in 1998 will be completed upon expiration of the patent in May 1999, resulting in decreased amortization expense in the second half of 1999.

     Research and development expenses (R&D) increased 114.1%, primarily reflecting accelerated development of TP-1000, a migraine product. Since obtaining favorable preliminary clinical data, the Company is presently seeking a partner to continue development of this product. Management expects total R&D spending to remain relatively constant in 1999.

     During 1998, the Company recorded $350,000 in charges related to a cancelled public equity offering. During 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance and retention bonus payments as well as a write-down of the Abita Springs facility and equipment to net realizable value.

     Interest expense increased 192.0%, reflecting higher average outstanding debt balances related to product acquisitions. Interest income declined 97.6% due to the liquidation of cash balances to finance acquisition activities.

     Net income for 1998 was $4,647,000 or $0.25 per diluted share compared to $1,792,000 or $0.11 per diluted share for the prior year. The increase in earnings resulted from the above mentioned items.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company has implemented these statements as required. See Note S to Consolidated Financial Statements.

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

     Consolidated gross profit increased 57.0% for the year, with gross margins increasing from 35% to 44%. The increase in gross margins was caused by product acquisitions, a shift in ophthalmic sales mix to higher margin products and the re-engineering of production processes to reduce costs of manufacturing. Margins on the Company's generic version of Timolol Maleate have declined at a faster than anticipated rate, due to the large number of competitors offering the product.

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

FINANCIAL CONDITION AND LIQUIDITY

     As of December 31, 1998, the Company had cash and cash equivalents of $736,000. Working capital at that date was $11,040,000 versus $11,021,000 at December 31, 1997. The Company manages its cash balances to minimize interest expense on its line of credit borrowing. At December 31, 1998, the Company had $2.4 million available under its revolving credit facility.

     During the year ended December 31, 1998, the Company generated $1,093,000 in cash from operations after financing its working capital requirements, primarily an increase in accounts receivable and inventories related to increased sales volume, including acquired products. Management anticipates additional investment in working capital to finance continued sales growth. Investing activities, which include the purchase of product-related intangible assets as well as equipment required $13,668,000 in cash. Investing activities were funded through issuance of long-term debt of $14,404,000 and proceeds from the exercise of stock options of $1,102,000. The Company's repayment of short-term borrowings and capital lease obligations used $1,899,000 in cash. As indicated in Note J to the Consolidated Financial Statements, in 1997 the Company entered into a $15 million revolving credit arrangement, increased to $25 million in 1998, subject to certain financial covenants. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the immediate future, but additional long-term financing will be needed to meet the Company's acquisition plans. There are no guarantees that such financing will be available or available at an acceptable cost.

YEAR 2000 ISSUES

     The Company faces exposure to Year 2000 issues in its information technology systems, embedded systems in its manufacturing equipment and facilities, and in the systems utilized by its customers and suppliers. A discussion of each of these exposures follows. The Company does not expect Year 2000 issues to have a material adverse effect on its financial condition or results of operations.

     The Company utilizes information technology systems to store and process its business transactions. Lack of Year 2000 compliance in any of these systems could result in disruption of routine accounts payable, accounts receivable and inventory transactions which could in turn effect operating cash flows. The Company utilizes commercially available financial software, and has no internally developed programming which would require modification. To become Year 2000 compliant, the Company's information technology systems required upgrading the server software at its Decatur location and the installation of Year 2000 compliant financial software in its Buffalo Grove location. The Company is dependent upon the representations of its hardware and software vendors to ensure Year 2000 compliance, and has received such representations. The Company currently has a substantial number of inventory items with product expiration dates in the year 2000 and beyond and has experienced no problems with system misclassification of such products as expired. The cost of the required software upgrade and conversion is estimated at $600,000, of which approximately $450,000 had been incurred through December 31, 1998. The most reasonably likely worst-case scenario would involve capturing transactional data through commonly used spreadsheets.

     The Company utilizes various automated production equipment and facilities components such as telecommunications systems, alarms and sprinkling systems in the course of normal operations. Lack of Year 2000 compliance in any of these embedded systems could result in business interruptions relating to production delays and disruption of customer service and telesales functions, which could in turn effect operating profits and cash from operations. The Company is dependent upon the representations of its vendors to ensure Year 2000 compliance, and is in the process of receiving such representations. The most reasonably likely worst-case scenario would involve manual system overrides and added personnel to perform otherwise automated functions.

     The Company's customers utilize various systems to process transactions in the normal course of business. Smaller customers tend to utilize manual accounting systems and therefore present less risk. Wholesalers and other larger customers tend to rely on automated processing systems for inventory control and accounts payable. Lack of Year 2000 compliance in these customer systems could result in erroneous product returns for short-dated product and disruption of payments of outstanding invoices, which would in turn effect operating cash flows. The Company is dependent upon representations of its customers to ensure Year 2000 compliance, and is in the process of receiving such representations. The Company has already sold a substantial amount of product with expiration dates in the year 2000 and beyond and has experienced no problems with erroneous returns of such product for short-dating. The most reasonably likely worst-case scenario would involve added personnel to perform otherwise automated functions.

     The Company's vendors and suppliers utilize various systems to process transactions in the normal course of business. Lack of Year 2000 compliance in these vendor systems could result in shortages of required components and raw materials due to misclassification of ship dates or expiration dates as well as disruption of supply or service due to misclassification of invoices as past due, which would in turn effect operating profits and cash from operations. The Company is dependent upon the representations of its vendors and suppliers to ensure Year 2000 compliance, and is in the process of receiving such representations. The Company has already purchased a substantial amount of raw material with expiration dates in the year 2000 and beyond and has experienced no apparent shortages of materials due to erroneous expiration dates. The most reasonably likely worst-case scenario would involve added personnel to perform otherwise automated functions.

     The Company's utilities and freight suppliers use various automated systems to route power and telecommunications signals and to schedule shipments and deliveries. Lack of Year 2000 compliance in these suppliers' systems could result in business interruptions due to production delays and disruption of customer service, telesales and distribution functions, which could in turn effect operating profits and cash from operations. The Company is dependent upon the representations of its suppliers to ensure Year 2000 compliance, and is in the process of receiving such representations. The most reasonably likely worst-case scenario would involve manual system overrides and added personnel to locate viable carriers.

     The Company has completed installation of its Year 2000 compliant financial system in the Buffalo Grove location, and began parallel processing in the fourth quarter of 1998. Conversion to the live compliant system was begun in January 1999, and is expected to be completed by June 1999. Upgrade of the server in the Decatur location is expected to be completed by June 30, 1999. Surveys of customer and supplier compliance are expected to be completed by June 1999.

SELECTED QUARTERLY DATA
In Thousands, Except Per Share Amounts

                                                                             NET INCOME (LOSS)
                                                                       ------------------------------
                                                     NET      GROSS             PER SHARE   PER SHARE
                                                    SALES    PROFIT    AMOUNT     BASIC      DILUTED
                                                   -------   -------   ------   ---------   ---------
Year Ended December 31, 1998:
  1st Quarter....................................  $12,051   $ 6,242   $1,048    $ 0.06      $ 0.06
  2nd Quarter....................................   13,987     7,021    1,101      0.06        0.06
  3rd Quarter - initial filing...................   15,138     7,868      345      0.02        0.02
  3rd Quarter - adjustment.......................        -        --      743      0.04        0.04
  3rd Quarter - amended filing *.................   15,138     7,868    1,088      0.06        0.06
  4th Quarter....................................   15,491     7,929    1,410      0.08        0.08
                                                   -------   -------   ------    ------      ------
                                                   $56,667   $29,060   $4,647    $ 0.26      $ 0.25
                                                   =======   =======   ======    ======      ======
Year Ended December 31, 1997:
  1st Quarter....................................  $ 8,869   $ 3,428   $ (577)   $(0.03)     $(0.03)
  2nd Quarter....................................   10,176     4,916      742      0.04        0.04
  3rd Quarter....................................   11,058     4,745      825      0.05        0.05
  4th Quarter....................................   12,220     5,687      802      0.05        0.05
                                                   -------   -------   ------    ------      ------
                                                   $42,323   $18,776   $1,792    $ 0.11      $ 0.11
                                                   =======   =======   ======    ======      ======
Six Months Ended December 31, 1996:
  1st Quarter....................................  $ 8,101   $ 2,969   $   35    $   --      $   --
  2nd Quarter....................................    8,418     2,789        9        --          --
                                                   -------   -------   ------    ------      ------
                                                   $16,519   $ 5,758   $   44    $   --      $   --
                                                   =======   =======   ======    ======      ======

---------------

* The 3rd Quarter amended filing reflects the new guidance from the SEC in relation to in-process research and development write-offs, which the Company recorded in the third quarter of fiscal 1998 as part of the Advanced Remedies, Inc. asset acquisition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure is limited to interest rate changes on its revolving credit agreement. The revolving credit agreement bears interest at rates which fluctuate at the federal funds rate or LIBOR plus an applicable percentage, depending upon certain financial ratios. All of the Company's remaining long-term debt is at fixed interest rates. The Company believes that reasonable possible near-term changes in interest rates would not have a material effect on the Company's financial position, results of operations and cash flows.

     The Company's financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amount of these instruments, except debt, approximate fair value due to their short-term nature. The estimated fair value of the Company's debt instruments is based upon rates currently available to the Company for debt with similar terms and remaining maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are included in Part II, Item 8 of this Form 10-K.

Report of Independent Auditors..............................      13
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................      14
Consolidated Statements of Income for the years ended
  December 31, 1998 and 1997, the six months ended December
  31, 1996 and the year ended June 30, 1996.................      15
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998 and 1997, the six months
  ended December 31, 1996 and the year ended June 30,
  1996......................................................      17
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998 and 1997, the six months ended December
  31, 1996 and the year ended June 30, 1996.................      18
Notes to Consolidated Financial Statements..................      19

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Akorn, Inc.:

We have audited the accompanying consolidated balance sheets of Akorn, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Chicago, Illinois
February 26, 1999

                                  AKORN, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $   736    $ 2,413
  Certificates of deposit...................................         --         96
  Trade accounts receivable (less allowance for
     uncollectibles of $425 and $522 at December 31, 1998
     and 1997, respectively)................................     11,165      5,429
  Inventory.................................................     11,004      9,955
  Deferred income taxes.....................................        932      1,350
  Prepaid expenses and other assets.........................      1,111        390
                                                                -------    -------
     TOTAL CURRENT ASSETS...................................     24,948     19,633
                                                                -------    -------
OTHER ASSETS
   Intangibles, net.........................................     20,541      6,588
   Other....................................................         67         99
                                                                -------    -------

     TOTAL OTHER ASSETS.....................................     20,608      6,687
PROPERTY, PLANT AND EQUIPMENT, NET..........................     15,860     12,395
                                                                -------    -------
     TOTAL ASSETS...........................................    $61,416    $38,715
                                                                =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings.....................................    $    --    $ 1,750
  Current installments of long-term debt....................      7,284         --
  Current portion of capital lease obligations..............        161        149
  Trade accounts payable....................................      3,476      3,447
  Income taxes payable......................................      1,472        462
  Accrued compensation......................................        858        985
  Accrued reorganization costs..............................         --         83
  Accrued expenses and other liabilities....................        657      1,736
                                                                -------    -------
     TOTAL CURRENT LIABILITIES..............................     13,908      8,612
                                                                -------    -------
Long-term debt..............................................     20,448      8,800
Capital lease obligations...................................         42        203
Deferred income taxes.......................................        738        849
SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value -- authorized 5,000,000
     shares; none issued
  Common stock, no par value -- authorized 40,000,000
     shares; issued and outstanding 18,121,514 and
     17,630,076 shares at December 31, 1998 and 1997,
     respectively...........................................     17,952     16,241
  Retained earnings.........................................      8,328      4,010
                                                                -------    -------
     TOTAL SHAREHOLDERS' EQUITY.............................     26,280     20,251
                                                                -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $61,416    $38,715
                                                                =======    =======

See notes to consolidated financial statement.

                                  AKORN, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED       SIX MONTHS
                                                      DECEMBER 31,         ENDED       YEAR ENDED
                                                    -----------------   DECEMBER 31,    JUNE 30,
                                                     1998      1997         1996          1996
                                                    -------   -------   ------------   ----------
Net sales........................................   $56,667   $42,323     $16,519       $33,925
Cost of goods sold...............................    27,607    23,547      10,761        21,972
                                                    -------   -------     -------       -------
  GROSS PROFIT...................................    29,060    18,776       5,758        11,953
Selling, general and administrative expenses.....    13,291    11,949       4,755         8,855
Amortization of intangibles......................     2,315       338          64           119
Research and development.........................     4,010     1,873         809         1,213
Relocation costs.................................        --     1,451          --            --
Acquisition and severance costs..................        --        --          --           677
                                                    -------   -------     -------       -------
                                                     19,616    15,611       5,628        10,864
                                                    -------   -------     -------       -------
  OPERATING INCOME...............................     9,444     3,165         130         1,089
Interest and other income (expense):
  Interest income................................         1        41          33           113
  Interest expense...............................    (1,451)     (497)       (243)         (441)
  Offering costs.................................      (350)
  Other income, net..............................        42       135         150           216
                                                    -------   -------     -------       -------
                                                     (1,758)     (321)        (60)         (112)
                                                    -------   -------     -------       -------
INCOME BEFORE INCOME TAXES.......................     7,686     2,844          70           977
Income taxes.....................................     3,039     1,052          26           189
                                                    -------   -------     -------       -------
NET INCOME.......................................   $ 4,647   $ 1,792     $    44       $   788
                                                    =======   =======     =======       =======
  NET INCOME PER SHARE:
     BASIC.......................................   $  0.26   $  0.11     $    --       $  0.05
                                                    =======   =======     =======       =======
     DILUTED.....................................   $  0.25   $  0.11     $    --       $  0.05
                                                    =======   =======     =======       =======
Weighted average shares outstanding:
  Basic..........................................    17,891    16,614      16,580        16,383
                                                    =======   =======     =======       =======
  Diluted........................................    18,766    16,925      16,763        16,788
                                                    =======   =======     =======       =======

                      COMPUTATION OF NET INCOME PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED       SIX MONTHS
                                                      DECEMBER 31,         ENDED       YEAR ENDED
                                                    -----------------   DECEMBER 31,    JUNE 30,
                                                     1998      1997         1996          1996
                                                    -------   -------   ------------   ----------
Earnings
  Income applicable to common stock..............   $ 4,647   $ 1,792     $    44       $   788
                                                    =======   =======     =======       =======
Shares
  Weighted average number of shares
     outstanding.................................    17,891    16,614      16,580        16,383
Net income per share -- basic....................   $  0.26   $  0.11     $  0.00       $  0.05
                                                    =======   =======     =======       =======
  Additional shares assuming conversion of
     options.....................................       875       311         183           405
                                                    -------   -------     -------       -------
  Pro forma shares...............................    18,766    16,925      16,763        16,788
Net income per share -- diluted..................   $  0.25   $  0.11     $  0.00       $  0.05
                                                    =======   =======     =======       =======

See notes to consolidated financial statements

                                  AKORN, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON STOCK                                 UNREALIZED
                                     ---------------------                            GAIN (LOSS)
                                       SHARES                RETAINED   TREASURY     ON MARKETABLE
                                     OUTSTANDING   AMOUNT    EARNINGS    STOCK     EQUITY SECURITIES    TOTAL
                                     -----------   -------   --------   --------   -----------------   -------
Balances at July 1, 1995...........     16,305     $13,959    $1,830     $(291)          $  87         $15,585
Net income.........................                              788                                       788
Exercise of stock options..........        249         215       186       198                             599
Treasury stock received in lieu of
  cash.............................        (36)                           (123)                           (123)
Dividends paid to Subchapter S
  shareholders.....................                             (583)                                     (583)
Reversal of unrealized gain on
  marketable equity securities, net
  of tax...........................                                                        (87)            (87)
Treasury stock reissued............         56                    (2)      124                             122
                                       -------     -------    ------     -----           -----         -------
Balances at June 30, 1996..........     16,574      14,174     2,219       (92)             --          16,301
Net income.........................                               44                                        44
Treasury stock reissued............         18                   (32)       61                              29
                                       -------     -------    ------     -----           -----         -------
Balances at December 31, 1996......     16,592      14,174     2,231       (31)             --          16,374
Net income.........................                            1,792                                     1,792
Exercise of stock options..........         22          46                                                  46
Exercise of warrant................      1,000       2,000                                               2,000
Treasury stock reissued............          9                   (13)       31                              18
Employee stock purchase plan.......          7          21                                                  21
                                       -------     -------    ------     -----           -----         -------
Balances at December 31, 1997......     17,630      16,241     4,010        --              --          20,251
Net income.........................                            4,647                                     4,647
Treasury stock received in lieu of
  cash.............................        (56)                           (465)                           (465)
Exercise of stock options..........        484       1,649                                               1,649
Treasury stock reissued............         56                  (329)      465                             136
Employee stock purchase plan.......          8          62        --        --              --              62
                                       -------     -------    ------     -----           -----         -------
Balances at December 31, 1998......     18,122     $17,952    $8,328     $  --           $  --         $26,280
                                       =======     =======    ======     =====           =====         =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          SIX MONTHS
                                                       YEARS ENDED          ENDED       YEAR ENDED
                                                       DECEMBER 31,      DECEMBER 31,    JUNE 30,
                                                    ------------------   ------------   ----------
                                                      1998      1997         1996          1996
                                                    --------   -------   ------------   ----------
OPERATING ACTIVITIES
Net income.......................................   $  4,647   $ 1,792     $    44       $   788
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...............      3,615     1,515         720           984
     Provision for losses on accounts receivable
       and inventory.............................         --     1,188         303           825
     Deferred income taxes.......................        307        34         651          (578)
     Write down of building and equipment........         --       400          --            --
     Other.......................................         --        43          26           (80)
     Changes in operating assets and liabilities:
       Accounts receivable.......................     (5,736)   (4,170)        267           424
       Inventory, prepaid expenses and other
          assets.................................     (1,770)   (2,235)       (132)       (3,129)
       Trade accounts payable and accrued
          expenses...............................       (980)    1,721       1,438         1,229
       Income taxes payable......................      1,010       461        (625)         (155)
       Pre-funded development costs..............         --      (685)       (139)         (298)
                                                    --------   -------     -------       -------
NET CASH PROVIDED BY OPERATING
ACTIVITIES.......................................      1,093        64       2,553            10
INVESTING ACTIVITIES
Purchases of property, plant and equipment.......     (4,765)   (1,154)     (1,986)       (1,360)
Product licensing costs..........................     (1,820)      (68)        (28)         (172)
Purchases of investments.........................         --        --        (576)       (1,173)
Sales of investments.............................         96       480         902         1,832
Purchase of product intangibles..................     (7,179)   (5,645)       (340)           --
                                                    --------   -------     -------       -------
NET CASH USED IN INVESTING ACTIVITIES............    (13,668)   (6,387)     (2,028)         (873)
FINANCING ACTIVITIES
Proceeds from exercise of stock options..........      1,102     2,085          29           599
Repayments of long-term debt.....................     (2,583)      (33)       (447)         (442)
Proceeds from issuance of long-term debt.........     14,404     3,955       1,500           400
Pre-funded development costs.....................         --        --          --           150
Principal payments under capital lease
  obligations....................................       (149)     (151)        (74)         (151)
Short-term borrowings, net.......................     (1,750)    1,500      (1,044)        1,006
Dividends paid...................................         --        --          --          (583)
Debt acquisition costs...........................       (126)       --          --            --
                                                    --------   -------     -------       -------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.....................................     10,898     7,356         (36)          979
                                                    --------   -------     -------       -------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS.................................     (1,677)    1,033         489           116
Cash and cash equivalents at beginning of year...      2,413     1,380         891           775
                                                    --------   -------     -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........   $    736   $ 2,413     $ 1,380       $   891
                                                    ========   =======     =======       =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company acquired Pasadena Research Laboratories, Inc. (PRL) effective May 31, 1996 in a business combination accounted for as a pooling of interests. The acquired operations of PRL were merged into Taylor's operations subsequent to the acquisition (see Note B). All financial information presented for periods prior to the acquisition have been restated to include the operations of PRL.

     Change in Fiscal Year End: Effective July 1, 1996, the Company changed its fiscal year end from June 30 to December 31. The following table sets forth the results of operations for the transition period ended December 31, 1996 and the unaudited results of operations for the six months ended December 31, 1995, the prior period comparable to the transition period:

                                                                                (UNAUDITED)
                                                                 SIX MONTHS      SIX MONTHS
                                                                   ENDED           ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1996            1995
                                                                ------------    ------------
                                                                   (IN THOUSANDS, EXCEPT
                                                                     PER SHARE AMOUNTS)
Net sales...................................................      $16,519         $16,949
Gross profit................................................        5,758           6,477
Income before income taxes..................................           70           1,289
Provision for income taxes..................................           26             493
Net income..................................................           44             796
Net income per share -- basic...............................      $    --         $  0.05
                       -- diluted...........................      $    --         $  0.05

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions relate to the reserve for wholesaler chargebacks, the reserve for slow-moving and obsolete inventory and the carrying value of intangible assets.

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

     Intangibles: Intangibles consist primarily of product licensing and other such costs which are capitalized and amortized on the straight line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 1998 and 1997 was $2,976,424 and $661,432, respectively.

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

     Accrual for Chargebacks: The Company accrues an estimate of the difference between the gross sales price of certain products sold to wholesalers and expected resale prices of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations at the time of sale. As part of the Company's sales terms to wholesale customers, it agrees to reimburse wholesalers for such differentials between wholesale prices and contract prices. Because this accrual relates to amounts not yet collected from the wholesalers, this accrual is recorded as a reduction of accounts receivable.

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

NOTE B -- NONCASH TRANSACTIONS

     On March 31, 1998, the Company financed the acquisition of two product licenses with long-term debt in the amount of $3.905 million.

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

NOTE C -- ACQUISITION OF PASADENA RESEARCH LABORATORIES, INC.

     On May 31, 1996, the Company acquired Pasadena Research Laboratories, Inc.
(PRL) in a business combination accounted for as a pooling of interests. The Company issued 1.4 million shares of its common stock in exchange for all of the outstanding shares of PRL. PRL was merged into the operations of Taylor and the Company was realigned into an ophthalmic division and an injectable division.

     The Company's financial statements have been restated to include the results of PRL for all periods presented. Combined and separate results of operations of the Company and PRL during the periods preceding the merger are presented below.

                                                              AKORN        PRL        COMBINED
                                                             -------    ----------    --------
                                                                      (IN THOUSANDS)
Eleven months ended May 31, 1996 (unaudited):
  Net sales..............................................    $27,361    $    3,684    $31,045
  Net income.............................................        675           409      1,084

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

NOTE D -- REORGANIZATION OF MANUFACTURING OPERATIONS

     On January 15, 1992, the Company acquired Taylor Pharmaceuticals, Inc. in a business combination accounted for as a pooling of interests. Taylor was a contract manufacturer of sterile pharmaceuticals, which it produced and delivered pursuant to contracts with third parties.

     As part of the acquisition of Taylor in 1992, the Company paid a finder's fee to an affiliate of Dr. John N. Kapoor, Chairman of the Board (the affiliate). This finder's fee was in the form of 250,000 shares of Company Common Stock valued at $3.50 per share. Of the total shares issued, 125,000 were subject to forfeiture if the market price of the Company's Common Stock did not reach at least $5.00 per share by January 15, 1996. In August 1995, the Company, the affiliate and Dr. Kapoor entered into an agreement under which (i) the forfeiture period was extended to January 15, 1998, (ii) forfeiture would not occur in the event that persons unaffiliated with Dr. Kapoor acquire beneficial ownership of more than 50% of the outstanding common stock of the Company and
(iii) Dr. Kapoor waived his right to receive $40,000 otherwise payable to him by the Company for serving as Chairman of the Board in fiscal 1996. In May 1997 the Company extended the forfeiture period to January 15, 2000 in consideration for which Dr. Kapoor waived his right to receive $40,000 otherwise payable to him for serving as Chairman of the Board in 1997. On February 20, 1998, the Company's common stock closed at $5.1875 with the result that the above described forfeiture provision was terminated.

NOTE E -- PRODUCT AND OTHER ACQUISITIONS

     On August 1, 1998, the Company entered into an agreement to purchase three ophthalmic products, Fluress, Ful-Glo and Rose Bengal from Allergan, Inc. The total purchase price was $4,650,000 with $2,000,000 paid in cash upon closing and two additional payments of $1,500,000 and $1,150,000 payable on the next two anniversaries of the closing date. The Company is imputing interest on these payments with a 7.5 percent interest rate. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

     In July 1998, the Company acquired certain assets of Advanced Remedies, Inc. (ARI) for approximately $3,750,000. The purchase price included, in addition to capital equipment, all Abbreviated New Drug Applications (ANDAs) for any product previously approved for ARI or under review by the FDA. The purchase price also included regulatory files for products under development by ARI but not yet filed with the FDA. The total purchase price was allocated to ANDAs, $3,000,000 with amortization over 15 years, and tangible assets, $750,000 with asset depreciation up to ten years.

     On January 21, 1998, the Company announced the purchase of the NDA, trademark and U.S. trade name rights to Paremyd, a topical mydriatic combination product, from Allergan. Paremyd had been off the market for all of 1997 due to a raw material shortage. The Company will, with Allergan's assistance, move quickly to obtain FDA approval to manufacture the product at Taylor. The total purchase price was $700,000, with $500,000 paid in cash upon closing and $200,000 payable upon receipt of an approved supplement from the FDA or twelve months from closing, whichever is sooner. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

     On January 13, 1998, the Company announced the purchase of two branded injectable products, Sufenta and Alfenta, from Janssen Pharmaceutica, Inc. The products are injectable opioid analgesics indicated for use in the induction and maintenance of general anesthesia. Both are NDA products, and Alfenta remains covered under patent. The total purchase price was $6,600,000, with $2,200,000 paid in cash upon closing and two additional payments of $2,200,000 payable on the next anniversary of the closing date and on December 29, 1999, respectively. The second two payments are secured by irrevocable bank letters of credit, which are issued under the revolving credit facility (see Note J). The acquisition cost has been allocated to intangibles and will be amortized for 17 months (patent) and 15 years.

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

     Effective April 1, 1997, the Company entered into an agreement with Becton-Dickinson and Company to acquire the NDAs, ANDAs and the trademarks and trade names of three products. As part of this agreement, the Company also acquired certain product inventory. The total acquisition cost was $4.0 million, of which $2.5 million was paid in cash financed through the Company's revolving line of credit and $1.5 million was paid with a non-interest bearing note maturing in April 1999, secured by an irrevocable bank letter of credit. The Company has imputed interest on the note at an annual rate of 7.5%. The portion of the acquisition costs allocated to intangibles amounted to $3,725,000 and will be amortized over 18 years.

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

NOTE F -- ALLOWANCE FOR UNCOLLECTIBLES

     The activity in the allowance for uncollectibles for the periods indicated is as follows (in thousands):

                                                         YEARS ENDED      SIX MONTHS       YEAR
                                                         DECEMBER 31,       ENDED         ENDED
                                                         ------------    DECEMBER 31,    JUNE 30,
                                                         1998    1997        1996          1996
                                                         ----    ----    ------------    --------
Balance at beginning of year.........................    $522    $359        $339          $291
Provision for bad debts..............................      50     285          24           124
Accounts written off.................................    (147)   (122)         (4)          (76)
                                                         ----    ----        ----          ----
Balance at end of year...............................    $425    $522        $359          $339
                                                         ====    ====        ====          ====

NOTE G -- INVENTORY

     The components of inventory are as follows (in thousands):

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1998       1997
                                                                -------    ------
Finished goods..............................................    $ 6,947    $6,774
Work in process.............................................      2,635     1,093
Raw materials and supplies..................................      1,422     2,088
                                                                -------    ------
                                                                $11,004    $9,955
                                                                =======    ======

     Inventory at December 31, 1998 and 1997 is reported net of reserves for slow-moving, unsalable and obsolete items of $571,566 and $709,957, respectively.

NOTE H -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1998       1997
                                                                --------    -------
Land........................................................    $    479    $   479
Buildings and leasehold improvements........................       7,544      8,031
Furniture and equipment.....................................      15,984     12,723
Automobiles.................................................          32        133
                                                                --------    -------
                                                                  24,039     21,366
Accumulated depreciation....................................     (10,744)    (9,606)
                                                                --------    -------
                                                                  13,295     11,760
Construction in progress....................................       2,565        635
                                                                --------    -------
                                                                $ 15,860    $12,395
                                                                ========    =======

NOTE I -- PRE-FUNDED DEVELOPMENT COSTS

     As part of a cross-licensing agreement with Pfizer, Inc. (Pfizer), the Company was paid an advance of $1 million to be used to fund the costs of developing a non-steroidal anti-inflammatory drug for ophthalmic indications. During the twelve months ended December 31, 1997, the six months ended December 31, 1996 and during fiscal 1996, the Company incurred development costs of $534,696, $138,829, and $297,463, respectively, which were charged against the pre-funded balance.

     As part of the same agreement, Pfizer paid the Company an advance royalty of $1 million. The Company recognized this deferred revenue over a one year period beginning in March 1996.

NOTE J -- FINANCING ARRANGEMENTS

     The Company's short-term borrowings are summarized as follows (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1998      1997
                                                                ------    ------
Payable under lines of credit...............................    $   --    $   --
Payable under bank and other notes..........................        --     1,750
                                                                ------    ------
                                                                $   --    $1,750
                                                                ======    ======

     Long-term debt consists of (in thousands):

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1998       1997
                                                                -------    ------
Payable under lines of credit...............................    $16,700    $7,300
Mortgages payable secured by real property located in
  Decatur, Illinois.........................................      2,897        --
Notes payable secured by various assets, with maturities
  through 2000 at interest rates ranging from 8% to
  10.25%....................................................      8,135     1,500
                                                                -------    ------
                                                                 27,732     8,800
Less current portion........................................      7,284        --
                                                                -------    ------
Long-term debt..............................................    $20,448    $8,800
                                                                =======    ======

     Maturities of debt are as follows (in thousands):

YEARS ENDING DECEMBER 31:
1999........................................................    $ 7,284
2000........................................................     18,005
2001........................................................        253
2002........................................................        273
2003........................................................        293
Thereafter..................................................      1,624
                                                                -------
Total.......................................................    $27,732
                                                                =======

     In April 1997, the Company entered into an agreement to purchase certain products from Becton-Dickinson and Company (See Note E). As consideration for this purchase, the Company issued a $1,500,000 non-interest bearing note secured by an irrevocable bank letter of credit. The Company recognizes interest expense on the note at an imputed rate of 7.5 percent.

     In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998, of which there were outstanding borrowings of $16,700,000 and $5,900,000 letters of credit at December 31, 1998. The total outstanding principal balance is payable in full on December 29, 2000. Outstanding borrowings under this facility currently bear interest at the federal funds rate or LIBOR plus an applicable percentage, depending on certain financial ratios, which interest rate was 6.425 percent at December 31, 1998.

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

     On January 13, 1998, the Company entered into an agreement to purchase two branded injectable products, Sufenta and Alfenta, from Janssen Pharmaceutica, Inc. The total purchase price was $6,600,000, with $2,200,000 paid in cash upon closing and two additional payments of $2,200,000 payable on the next anniversary of the closing date and on December 29, 1999, respectively. The Company is imputing interest on these payments with a 7.5 percent interest rate. The second two payments are secured by irrevocable bank letters of credit, which are issued under the revolving credit facility.

     On June 1, 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $2,897,000 at December 31, 1998. The principal balance is amortized over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375 percent and is secured by the real property located in Decatur, Illinois.

     On August 1, 1998, the Company entered into an agreement to purchase three ophthalmic products from Allergan, Inc. The total purchase price was $4,650,000 with $2,000,000 paid in cash upon closing and two additional payments of $1,500,000 and $1,150,000 payable on the next two anniversaries of the closing date. The Company is imputing interest on these payments with a 7.5 percent interest rate.

NOTE K -- LEASING ARRANGEMENTS

     The Company leases certain equipment under capital leasing arrangements which expire through the year 2000.

     Property, plant and equipment includes the following amounts relating to such capital leases (in thousands):

                                                                 DECEMBER 31,
                                                                --------------
                                                                1998     1997
                                                                -----    -----
Furniture and equipment.....................................    $ 806    $ 806
Less accumulated depreciation...............................     (540)    (383)
                                                                -----    -----
                                                                $ 266    $ 423
                                                                =====    =====

     Depreciation expense provided on these assets was $157,034, $157,034, $78,517 and $94,254 for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

     The following is a schedule, by year, of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments (in thousands).

YEARS ENDING DECEMBER 31,
1999........................................................  $  173
2000........................................................      43
                                                              ------
Total Minimum Lease Payments................................     216
Less: Amount Representing Interest..........................     (12)
                                                              ------
Present Value of Net Minimum Lease Payments.................  $  204
                                                              ======

     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $570,288, $289,276, $38,051 and $73,196 for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

     The following is a schedule, by year, of future minimum rental payments required under these non-cancelable operating leases (in thousands):

YEARS ENDED DECEMBER 31,
1999........................................................  $  511
2000........................................................     496
2001........................................................     494
2002........................................................     362
2003........................................................     295
2004........................................................     291
                                                              ------
Total Minimum Payments Required.............................  $2,449
                                                              ======

     The Company currently sub-lets portions of its leased space. Rental income under these sub-leases was $41,160 in 1998.

NOTE L -- STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     Under the 1988 Incentive Compensation Program (the Incentive Program) any officer or key employee of the Company is eligible to receive options as designated by the Company's Board of Directors. As of December 31, 1998, 4,500,000 shares of the Company's Common Stock are reserved to be issued under the Incentive Program. The exercise price of the options granted under the Incentive Program may not be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years.

     Under the 1991 Stock Option Plan for Directors (the Directors' Plan) persons elected as directors of the Company are granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. As of December 31, 1998, 500,000 shares of the Company's Common Stock are reserved to be issued under the Directors' Plan. Options granted under the Directors' Plan vest immediately and expire five years from the date of grant.

     A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and June 30, 1996 and changes during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 is presented below (shares in thousands):

                                                  YEARS                   SIX MONTHS ENDED          YEAR
                                           ENDED DECEMBER 31,               DECEMBER 31,       ENDED JUNE 30,
                                  -------------------------------------   -----------------   -----------------
                                        1998                1997                1996                1996
                                  -----------------   -----------------   -----------------   -----------------
                                           WEIGHTED            WEIGHTED            WEIGHTED            WEIGHTED
                                           AVERAGE             AVERAGE             AVERAGE             AVERAGE
                                           EXERCISE            EXERCISE            EXERCISE            EXERCISE
                                  SHARES    PRICE     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                  ------   --------   ------   --------   ------   --------   ------   --------
Outstanding at beginning of
  period........................  1,899     $2.35     1,281     $2.35     1,243     $2.57     1,624     $2.56
Granted.........................    784     $5.18       927     $2.38       401     $2.19       215     $2.75
Exercised.......................   (530)    $2.20       (22)    $2.13        --        --      (250)    $2.40
Expired/Canceled................   (201)    $5.96      (287)    $2.46      (363)    $3.00      (346)    $3.00
                                  -----               -----               -----               -----
Outstanding at end of period....  1,952     $3.16     1,899     $2.35     1,281     $2.35     1,243     $2.57
                                  =====               =====               =====               =====
Options exercisable at end of
  period........................  1,033     $2.87     1,086     $2.35       870     $2.33     1,134     $2.56
Options available for future
  grant.........................  2,163               1,246                 886                 924
Weighted average fair value of
  options granted during the
  period........................            $2.58               $1.04               $0.83

     The fair value of each option granted during the year ended December 31, 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 55%, (iii) risk-free interest rate of 5.75% and (iv) expected life of 5 years.

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

     The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                           ----------------------------------------------------   ---------------------------------
                               NUMBER       WEIGHTED AVERAGE                          NUMBER
                           OUTSTANDING AT      REMAINING       WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
                            DECEMBER 31,      CONTRACTUAL          EXERCISE        DECEMBER 31,        EXERCISE
RANGE OF EXERCISE PRICES        1998              LIFE              PRICE              1998             PRICE
------------------------   --------------   ----------------   ----------------   --------------   ----------------
$1.50....................         88           1.4 years            $1.50                88             $1.50
$1.75 -- $2.12...........         85           3.5 years            $2.12                42             $2.12
$2.13 -- $2.20...........        504           3.2 years            $2.15               298             $2.14
$2.28 -- $2.54...........        326           3.3 years            $2.37               158             $2.36
$2.63 -- $2.81...........        183           2.1 years            $2.75               152             $2.75
$2.88 -- $3.94...........        159           1.8 years            $3.64               130             $3.58
$4.06 -- $4.60...........        347           4.1 years            $4.06                85             $4.06
$5.50 -- $5.56...........        240           4.8 years            $5.55                60             $5.55
$8.00 -- $8.38...........         20           4.4 years            $8.38                20             $8.38
                               -----                                                  -----
                               1,952                                                  1,033
                               =====                                                  =====

     The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

     Had compensation cost for the Company's stock-based compensation plans been determined based on Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and net income per share for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 would have been the pro forma amounts indicated below (in thousands, except per share amounts).

                                          YEARS ENDED                      SIX MONTHS
                                         DECEMBER 31,                         ENDED
                           -----------------------------------------      DECEMBER 31,           YEAR ENDED
                                  1998                  1997                  1996              JUNE 30, 1996
                           -------------------   -------------------   -------------------   -------------------
                              AS                    AS                    AS                    AS
                           REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED   PROFORMA
                           --------   --------   --------   --------   --------   --------   --------   --------
Net income, (loss).......   $4,647     $4,110     $1,792     $1,441      $44        $(40)     $ 788      $ 769
                            ======     ======     ======     ======      ===        ====      =====      =====
Net income per share -
  diluted................   $ 0.25     $ 0.22     $ 0.11     $ 0.09      $--        $ --      $0.05      $0.05
                            ======     ======     ======     ======      ===        ====      =====      =====

     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company's common stock may be acquired under the terms of the Plan. Purchases of shares were issued from treasury stock through the first half of 1997 and during parts of 1998 and approximated 8,000, 9,000, 18,000, and 56,000 shares, respectively, during the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996. New shares issued under the plan approximated 8,000 in 1998 and 11,000 in 1997.

NOTE M - INCOME TAXES

     The income tax provision (benefit) consisted of the following (in thousands):

                                                                CURRENT    DEFERRED    TOTAL
                                                                -------    --------    ------
Year ended December 31, 1998:
  Federal...................................................    $2,124      $ 359      $2,483
  State.....................................................       608        (52)        556
                                                                ------      -----      ------
                                                                $2,732      $ 307      $3,039
                                                                ======      =====      ======
Year ended December 31, 1997:
  Federal...................................................    $1,005      $ (79)     $  926
  State.....................................................        13        113         126
                                                                ------      -----      ------
                                                                $1,018      $  34      $1,052
                                                                ======      =====      ======
Six months ended December 31, 1996:
  Federal...................................................    $ (557)     $ 581      $   24
  State.....................................................       (68)        70           2
                                                                ------      -----      ------
                                                                $ (625)     $ 651      $   26
                                                                ======      =====      ======
Year ended June 30, 1996:
  Federal...................................................    $  756      $(516)     $  240
  State.....................................................        11        (62)        (51)
                                                                ------      -----      ------
                                                                $  767      $(578)     $  189
                                                                ======      =====      ======

     Income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                   YEARS ENDED       SIX MONTHS ENDED    YEAR ENDED
                                                   DECEMBER 31,        DECEMBER 31,       JUNE 30,
                                                 ----------------    ----------------    ----------
                                                  1998      1997           1996             1996
                                                 ------    ------    ----------------    ----------
Computed "expected" tax expense..............    $2,613    $  947          $24              $332
Increase in income taxes resulting from:
  State income taxes, net of federal income
  tax benefits...............................       371        85            2                 4
  Pre-merger earnings of PRL.................        --        --           --              (139)
  Other, net.................................        55        20           --                (8)
                                                 ------    ------          ---              ----
Income tax expense...........................    $3,039    $1,052          $26              $189
                                                 ======    ======          ===              ====

     Deferred tax assets (liabilities) at December 31, 1998 and 1997 include (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
Other accrued expenses......................................      $   621           $517
Intangible assets, net......................................          214           (288)
Property, plant and equipment, net..........................       (1,208)          (374)
Other, net..................................................          567            646
                                                                  -------           ----
                                                                  $   194           $501
                                                                  =======           ====

     The net deferred tax asset is classified in the accompanying balance sheets as follows (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
Deferred tax asset - current................................      $   932          $1,350
Deferred tax liability - noncurrent.........................         (738)           (849)
                                                                  -------          ------
                                                                  $   194          $  501
                                                                  =======          ======

NOTE N - CHANGES IN ACCOUNTING ESTIMATES

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

     The Company records a reserve for slow-moving and obsolete inventory based upon evaluation of product dating and unit sales forecasts. Throughout 1998, the Company evaluated its estimate for unsalable product resulting in an estimate increase of approximately $665,000. During the fourth quarter of the year ended December 31, 1997, the Company increased its estimate for unsalable inventory by approximately $900,000. During the quarters ended March 31, June 30 and December 31, 1996, the Company increased its estimate for unsalable inventory by approximately $300,000, $200,000 and $260,000, respectively. These changes in estimate are reported as an increase in cost of goods sold.

     During the quarter ended December 31, 1997, the Company increased its estimate for management bonuses by approximately $300,000.

NOTE O - RETIREMENT PLAN

     All employees who have attained the age of 21 with six months of service are eligible for participation in the Company's 401(k) Plan. The plan-related expense recognized for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 totaled $89,020, $65,704, $34,805 and $100,615, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

NOTE P -- INDUSTRY SEGMENT INFORMATION

     The Company classifies its operations into two business segments, ophthalmic and injectable. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. Selected financial information by industry segment is presented below (in thousands).

                                                      YEARS ENDED                           YEAR
                                                     DECEMBER 31,      SIX MONTHS ENDED    ENDED
                                                   -----------------     DECEMBER 31,     JUNE 30,
                                                    1998      1997           1996           1996
                                                   -------   -------   ----------------   --------
NET SALES
Ophthalmic......................................   $29,205   $24,901       $10,271        $20,833
Injectable......................................    27,462    17,422         6,248         13,092
                                                   -------   -------       -------        -------
  Total net sales...............................   $56,667   $42,323       $16,519        $33,925
                                                   =======   =======       =======        =======
OPERATING INCOME
Ophthalmic......................................   $ 4,219   $ 1,598       $   691        $ 1,037
Injectable......................................     6,364     2,428          (192)           994
General Corporate...............................    (1,139)     (861)         (369)          (942)
                                                   -------   -------       -------        -------
  Total operating income........................     9,444     3,165           130          1,089
Interest and other (expense), net...............    (1,758)     (321)          (60)          (112)
                                                   -------   -------       -------        -------
Income before income taxes......................   $ 7,686   $ 2,844       $    70        $   977
                                                   =======   =======       =======        =======
IDENTIFIABLE ASSETS
Ophthalmic......................................   $34,538   $20,957       $12,293        $13,179
Injectable......................................    26,878    17,758        15,720         16,388
                                                   -------   -------       -------        -------
  Total identifiable assets.....................   $61,416   $38,715       $28,013        $29,567
                                                   =======   =======       =======        =======
DEPRECIATION AND AMORTIZATION
Ophthalmic......................................   $ 1,009   $   516       $   214        $   331
Injectable......................................     2,632       999           506            653
                                                   -------   -------       -------        -------
  Total depreciation and amortization...........   $ 3,641   $ 1,515       $   720        $   984
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

NOTE Q -- COMMITMENTS AND CONTINGENCIES

     The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE R -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                     YEARS ENDED
                                                    DECEMBER 31,     SIX MONTHS ENDED    YEAR ENDED
                                                   ---------------     DECEMBER 31,       JUNE 30,
                                                    1998     1997          1996             1996
                                                   ------   ------   -----------------   -----------
Interest and taxes paid:
  Interest......................................   $1,121   $  592         $189             $442
  Income taxes..................................    1,167      788           --              867
Noncash investing and financing activities:
  Treasury stock received for exercise of stock
     options....................................      465       --           --              123
  Notes issued for product acquisitions.........    6,741    3,250           --               --

NOTE S -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted this accounting standard January 1, 1998, as required. The Company has no other comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. The Company adopted this accounting standard as of December 31, 1998, as required. The Company believes its current disclosures comply with this standard.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There was no change in the principal independent auditor of the Company or any significant subsidiary of the Company during the years ended December 31, 1998 and 1997, the six month transition period ended December 31, 1996 or the fiscal year ended June 30, 1996.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information concerning directors is incorporated by reference to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders. Information concerning the Company's executive officers is included in Item 1A of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the captions "Executive Compensation", "Compensation of Directors", "Election of Directors -- Compensation Committee Interlocks and Insider Participation", and "Compensation Committee Report" in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     Those exhibits marked with an asterisk (*) refer to exhibits filed herewith and listed in the Exhibit Index which appears immediately before the first such exhibit; the other exhibits are incorporated herein by reference, as indicated in the following list.

 (2.0)  Agreement and Plan of Merger among Akorn, Inc., Taylor, and
        Pasadena Research Laboratories, Inc. dated May 7, 1996, incorporated by reference to the Company's report on Form
        10-K for the fiscal year ended June 30, 1996.
 (3.1)  Restated Articles of Incorporation of the Company dated
        September 6, 1991, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.
 (3.2) Articles of Amendment to Articles of Incorporation of the company dated February 28, 1997, incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the transition period from July 1, 1996 to December 3, 1996.
 (3.3) Current Composite of By-laws of the Company, incorporated by reference to Exhibit 3.3 to the Company's report on Form
        10-K for the transition period from July 1, 1996 to December
        31, 1996.
 (4.1) Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1988.
(10.1)  Consulting Agreement dated November 15, 1990 by and between
        E. J. Financial Enterprises, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.
(10.2)  Amendment No. 1 to the Amended and Restated Akorn, Inc. 1988
        Incentive Compensation Program, incorporated by reference to
        Exhibit 10.33 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.
(10.3) 1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8, registration number
        33-44785.
(10.4) Common Stock Purchase Warrant dated September 3, 1992, issued by the Company to the John N. Kapoor Trust dated
        September 20, 1989, incorporated by reference to Exhibit No.
        7 to Amendment No. 3 to Schedule 13D, dated September 10,
        1992, filed by John N. Kapoor and the John N. Kapoor Trust dated September 20, 1989.
(10.5)  Employment Agreement among Akorn, Inc., Taylor and Floyd
        Benjamin dated May 31, 1996, incorporated by reference to
        Exhibit 10.24 of the Company's report on Form 10-K for the fiscal year ended June 30, 1996.
(21.1)  *Subsidiaries of the Company.
(23.1)  *Consent of Deloitte & Touche LLP.
(27)    *Financial Data Schedule.
        (b) Reports on Form 8-K.
        None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AKORN, INC.

                                                  /s/ FLOYD BENJAMIN
                                          By:
                                          --------------------------------------

                                                       Floyd Benjamin
                                                  Chief Executive Officer

Date: March 10, 1999

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ FLOYD BENJAMIN                Chief Executive Officer and Director    March 10, 1999
---------------------------------------------  (Principal Executive Officer)
               Floyd Benjamin

           /s/ RITA J. MCCONVILLE              Chief Financial Officer                 March 10, 1999
---------------------------------------------  (Principal Financial Officer and
             Rita J. McConville                Principal Accounting Officer)

          /s/ JOHN N. KAPOOR, PH.D.            Director                                March 10, 1999
---------------------------------------------
            John N. Kapoor, Ph.D.

          /s/ DANIEL E. BRUHL, M.D.            Director                                March 10, 1999
---------------------------------------------
            Daniel E. Bruhl, M.D.

              /s/ DOYLE S. GAW                 Director                                March 10, 1999
---------------------------------------------
                Doyle S. Gaw