Form 10-Q/A
period 1998-09-30
AKORN INC
filed 1999-03-31
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------


                                   FORM 10-Q/A

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

===============================================================================

                         COMMISSION FILE NUMBER: 0-13976

===============================================================================

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

                                 (847) 279-6100
                           (Issuer's telephone number)
===============================================================================

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x      No
   ------     -----

At November 2, 1998 there were 18,087,114 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheets -
  September 30, 1998 and December 31, 1997                                    2

Condensed Consolidated Statements of Income -
  Three and nine months ended September 30,
  1998 and 1997                                                               3

Condensed Consolidated Statements of Cash Flows -
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

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS
                                   (UNAUDITED)

                                                 September 30,     December 31,
                                                      1998            1997   *
                                                 ------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $   259            $ 2,413
  Short-term investments                                   -                 96
  Accounts receivable, net                             9,062              5,429
  Inventory                                           12,690              9,955
  Deferred income taxes                                  517              1,350
  Prepaid expenses and other assets                      736                390
                                                     -------            -------
    TOTAL CURRENT ASSETS                              23,264             19,633

PRODUCT LICENSES AND OTHER ASSETS                     21,392              6,687

PROPERTY, PLANT AND EQUIPMENT, NET                    14,359             12,395
                                                     -------            -------

TOTAL ASSETS                                         $59,015            $38,715
                                                     =======            =======


LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
Short-term borrowings                                $     -            $ 1,750
Current installments of long-term
 debt and capital lease obligations                    3,725                149
Trade accounts payable                                 3,060              3,447
Income taxes payable                                     477                462
Accrued compensation                                   1,160                985
Accrued expenses and other
 liabilities                                             835              1,819
                                                     -------            -------
TOTAL CURRENT LIABILITIES                              9,257              8,612

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                           25,007              9,003

OTHER LONG-TERM LIABILITIES                              297                849

SHAREHOLDERS' EQUITY
Common stock                                          17,513             16,241
Retained earnings                                      6,941              4,010
                                                     -------            -------
TOTAL SHAREHOLDERS' EQUITY                            24,454             20,251
                                                     -------            -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                               $59,015            $38,715
                                                     =======            =======



*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                              --------------------    --------------------
                                1998         1997       1998        1997
                              --------    --------    --------    --------
Net sales                     $ 15,138    $ 11,058    $ 41,177    $ 30,102
Cost of goods sold               7,270       6,313      20,046      17,013
                              --------    --------    --------    --------
GROSS PROFIT                     7,868       4,745      21,131      13,089

Selling, general and
  administrative expenses        3,394       2,903       9,720       8,584
Amortization of intangibles        682          90       1,771         213
Research and development         1,187         342       3,143       1,071
Relocation charges                  --          --          --       1,451
                              --------    --------    --------    --------
                                 5,263       3,335      14,634      11,319
                              --------    --------    --------    --------
OPERATING INCOME                 2,605       1,410       6,497       1,770

Interest expense                  (413)       (115)       (925)       (368)
Offering expenses                 (350)        --         (350)         --
Interest and other
  income, net                       35          14          33         168
                              --------    --------    --------    --------
                                  (728)       (101)     (1,242)       (200)
                              --------    --------    --------    --------
INCOME BEFORE
  INCOME TAXES                   1,877       1,309       5,255       1,570

Income taxes                       788         484       2,018         581
                              --------    --------    --------    --------

NET INCOME                    $  1,088    $    825    $  3,237    $    989
                              ========    ========    ========    ========

Per Share:

NET INCOME - BASIC            $   0.06    $   0.05    $   0.18    $   0.06
                              ========    ========    ========    ========

NET INCOME - DILUTED          $   0.06    $   0.05    $   0.17    $   0.06
                              ========    ========    ========    ========

WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC            17,948      16,606      17,829      16,599
                              ========    ========    ========    ========

WEIGHTED AVERAGE SHARES
 OUTSTANDING - DILUTED          18,840      17,031      18,820      16,883
                              ========    ========    ========    ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              DOLLARS IN THOUSANDS
                                   (UNAUDITED)


                                  Nine months ended September 30,
                                         1998        1997
                                      --------    --------
OPERATING ACTIVITIES
Net income                            $  3,237    $    989
Adjustments to reconcile net
 income to net cash provided
  (used) by operating activities:
  Depreciation and amortization          2,725       1,214
  Building and equipment write down       --           400
  Changes in operating assets and
    liabilities                         (7,334)       (242)
                                      --------    --------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                   (1,372)      2,361

INVESTING ACTIVITIES
Purchases of property, plant
  and equipment                         (2,919)     (1,233)
Product license acquisitions           (13,017)     (4,313)
Net maturities of investments               96         192
                                      --------    --------
NET CASH USED IN INVESTING
 ACTIVITIES                            (15,840)     (5,354)

FINANCING ACTIVITIES
Repayment of long-term debt                (12)        (33)
Issuance of long-term debt              16,371       1,500
Proceeds from sale of stock                686          50
Reductions in capital lease
 obligations                              (111)       (113)
Short-term borrowings, net              (1,750)        905
Debt acquisition costs                    (126)         --
                                      --------    --------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                  15,058       2,309
                                      --------    --------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                   (2,154)       (684)

Cash and cash equivalents at
 beginning of period                     2,413       1,380
                                      --------    --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $    259    $    696
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

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

EXPLANATORY NOTE

This amendment amends form 10-Q filed with the Securities and Exchange Commission on November 2, 1998. The cover page, Part I, items 1 and 2, Part II, item 6, and the signatory page have been changed to reflect the new guidance from the SEC in relation to (1)in-process research and development write-offs, which the Company had recorded in the third quarter of fiscal 1998 as part of the Advanced Remedies, Inc. asset acquisition and (2) disclosures regarding Year 2000 issues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                               Three Months Ended
                                                  September 30,
                                             ------------------------
                                               1998            1997
                                             -------          -------
                                                 (in thousands)
Ophthalmic division                          $ 7,392          $ 6,535
Injectable division                            7,746            4,523
                                             -------          -------
Total net sales                              $15,138          $11,058
                                             =======          =======

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

Selling, general and administrative (SG&A) expenses increased 17% during the quarter ended September 30, 1998 as compared to the same period in 1997, reflecting increased marketing and promotional expenses and provisions for contractual and management bonus obligations. The percentage of SG&A expenses to sales decreased from 26% to 22% despite the spending increases previously noted, reflecting the ability to leverage existing operations to cover incremental sales growth.

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

The Company incurred approximately $350,000 in expenses associated with a proposed offering of 5.5 million shares of common stock. Market conditions led the Company to request withdrawal of the registration statement, and the related accounting, legal and printing fees were charged to expense in the quarter ended September 30, 1998.

The Company's effective tax rate for the quarter ended September 30, 1998 was 42% compared to 37% for the prior-year period, resulting primarily from changes in the state tax provision. The Company reported net income of $1,088,000 or $0.06 per diluted share for the three months ended September 30, 1998. Net income for the comparable prior-year period was $825,000.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                Nine Months Ended
                                                  September 30,
                                            --------------------------
                                              1998              1997
                                            --------          --------
                                                   (in thousands)
Ophthalmic division                         $ 21,206          $ 18,160
Injectable division                           19,971            11,942
                                            --------          --------
Total net sales                             $ 41,177          $ 30,102
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

The Company's effective tax rate for the nine months ended September 30, 1998 was 37%, unchanged from the prior-year period. The Company's average effective tax rate will increase due to the move to a state with higher tax rates. The Company reported net income of $3,237,000 or $0.17 per diluted share for the nine months ended September 30, 1998. Net income for the comparable prior-year period was $989,000.

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

The Company utilizes information technology systems to store and process its business transactions. Lack of Year 2000 compliance in any of these systems could result in disruption of routine accounts payable, accounts receivable and inventory transactions which could in turn effect operating cash flows. The Company utilizes commercially available financial software, and has no internally developed programming which would require modification. To become Year 2000 compliant, the Company's information technology systems required upgrading the server software at its Decatur location and the installation of Year 2000 compliant financial software in its Buffalo Grove location. The Company is dependent upon the representations of its hardware and software vendors to ensure Year 2000 compliance, and has received such representations. The Company currently has a substantial number of inventory items with product expiration dates in the year 2000 and beyond and has experienced no problems with system misclassification of such products as expired. The cost of the required software upgrade and conversion is estimated at $600,000, of which approximately $400,000 had been incurred through September 30, 1998.

The Company utilizes various automated production equipment and facilities components such as telecommunications systems, alarms and sprinkling systems in the course of normal operations. Lack of Year 2000 compliance in any of these embedded systems could result in business interruptions relating to production delays and disruption of customer service and telesales functions, which could in turn effect operating profits and cash flows from operations. The Company is dependent upon the representations of its vendors to ensure Year 2000 compliance, and is in the process of receiving such representations.

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

The Company's vendors and suppliers utilize various systems to process transactions in the normal course of business. Lack of Year 2000 compliance in these vendor systems could result in shortages of required components and raw materials due to misclassification of ship dates or expiration dates as well as disruption of supply or service due to misclassification of invoices as past due, which would in turn effect operating profits and cash flows from operations. The Company is dependent upon the representations of its vendors and suppliers to ensure Year 2000 compliance, and is in the process of receiving such representations. The Company has already purchased a substantial amount of raw material with expiration dates in the year 2000 and beyond and has experienced no apparent shortages of materials due to erroneous expiration dates.

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

The Company has completed installation of its Year 2000 compliant financial system in the Buffalo Grove location, and has concluded parallel processing in the fourth quarter of 1998. Conversion to the live compliant system began in January 1999, and is expected to be completed by June 1999. Upgrade of the server in the Decatur location is expected to be completed by June 30, 1999. Surveys of customer and supplier compliance are expected to be completed by June 1999.

ORIGINAL MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                Three Months Ended
                                                  September 30,
                                            -------------------------
                                               1998             1997
                                             -------          -------
                                                  (in thousands)
Ophthalmic division                         $  7,392          $ 6,535
Injectable division                            7,746            4,523
                                            --------          -------
Total net sales                             $ 15,138          $11,058
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

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                 Nine Months Ended
                                                   September 30,
                                            --------------------------
                                              1998              1997
                                            --------          --------
                                                   (in thousands)
Ophthalmic division                         $ 21,206          $ 18,160
Injectable division                           19,971            11,942
                                            --------          --------
Total net sales                             $ 41,177          $ 30,102
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




Date:  March 10,1999