Form 10-Q
period 1999-03-31
AKORN INC
filed 1999-05-11
CIK 3116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
                 For the transition period from _____ to _____

--------------------------------------------------------------------------------

                        Commission File Number: 0-13976

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
    -----     -----

At April 30, 1999 there were 18,166,093 shares of common stock, no par value, outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                                                         Page
                                                                         ----
Condensed Consolidated Balance Sheets -
  March 31, 1999 and December 31, 1998                                    2

Condensed Consolidated Statements of Income -
  Three months ended March 31, 1999 and 1998                              3

Condensed Consolidated Statements of Cash Flows -
  Three months ended March 31, 1999 and 1998                              4

Notes to Condensed Consolidated Financial
  Statements                                                              5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                      7

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 6.  Exhibits and Reports on Form 8-K















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

                                  AKORN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                  (UNAUDITED)


                                                 March 31,    December 31,
                                                   1999          1998*
                                                  -------       -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $   655       $   736
  Trade accounts receivable, net                   14,952        11,165
  Inventory                                        11,200        11,004
  Prepaid expenses and other assets                 2,010         2,043
                                                  -------       -------
    TOTAL CURRENT ASSETS                           28,817        24,948

OTHER ASSETS                                       20,207        20,608

PROPERTY, PLANT and EQUIPMENT, NET                 17,046        15,860
                                                  -------       -------
TOTAL ASSETS                                      $66,070       $61,416
                                                  =======       =======

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Current installments of long-term debt
  and capital lease obligations                   $ 6,788       $ 7,445
Trade accounts payable                              4,948         3,476
Accrued compensation                                  579           858
Accrued expenses and other liabilities              2,303         2,129
                                                  -------       -------
TOTAL CURRENT LIABILITIES                          14,618        13,908

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                        22,920        20,490

OTHER LONG-TERM LIABILITIES                           738           738

SHAREHOLDERS' EQUITY
Common stock                                       18,009        17,952
Retained earnings                                   9,785         8,328
                                                  -------       -------
TOTAL SHAREHOLDERS' EQUITY                         27,794        26,280
                                                  -------       -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                            $66,070       $61,416
                                                  =======       =======


*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                  AKORN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)


                                                         Three months ended
                                                               March 31,
                                                         1999            1998
                                                      --------         --------
Net sales                                             $ 14,719         $ 12,051
Cost of sales                                            7,283            5,809
                                                      --------         --------
  GROSS PROFIT                                           7,436            6,242

Selling, general and
  administrative expenses                                4,002            3,241
Amortization of intangibles                                702              504
Research and development                                   462              728
                                                      --------         --------
                                                         5,166            4,473
                                                      --------         --------
OPERATING INCOME                                         2,270            1,769

Interest expense                                          (533)            (190)
Interest and other income, net                             293                1
                                                      --------         --------
                                                          (240)            (189)
                                                      --------         --------
INCOME BEFORE INCOME TAXES                               2,030            1,580

Income taxes                                               572              532
                                                      --------         --------
NET INCOME                                            $  1,458         $  1,048
                                                      ========         ========
PER SHARE:

NET INCOME - BASIC                                    $   0.08         $   0.06
                                                      ========         ========
NET INCOME - DILUTED                                  $   0.08         $   0.06
                                                      ========         ========
WEIGHTED AVERAGE
  SHARES OUTSTANDING - BASIC                            18,143           17,686
                                                      ========         ========
                     - DILUTED                          18,737           18,582
                                                      ========         ========



See notes to condensed consolidated financial statements.

                                  AKORN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)


                                                    Three months ended March 31,
                                                          1999        1998
                                                        -------      -------
OPERATING ACTIVITIES
Net income                                              $ 1,458      $  1,048
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                           1,140          895
  Changes in operating assets and liabilities            (3,290)      (2,840)
                                                        -------      -------
NET CASH USED BY OPERATING ACTIVITIES                      (692)        (897)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                 (905)        (577)
Net maturities of investments                                 0           96
Product licensing/acquisition costs                        (462)      (6,908)
                                                        -------      -------
NET CASH USED IN INVESTING ACTIVITIES                    (1,367)      (7,389)

FINANCING ACTIVITIES
Repayment of long-term debt                              (5,140)        --
Proceeds from issuance of long-term debt                  7,100        8,391
Proceeds from sale of stock                                  57          334
Reductions in capital lease obligations                     (39)         (36)
Repayment of short-term borrowings, net                    --           (750)
                                                        -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,978        7,939
                                                        -------      -------
DECREASE IN CASH AND CASH EQUIVALENTS                       (81)        (347)

Cash and cash equivalents at beginning of period            736        2,413
                                                        -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   655      $ 2,066
                                                        =======      =======


See notes to condensed consolidated financial statements.

                                  AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

NOTE B - NONCASH TRANSACTIONS

During the first quarter of 1999, the Company settled an outstanding $685,000 account receivable with one of its customers. In conjunction with this settlement, the Company reversed a specific allowance for doubtful account of $300,000, received production equipment with a fair market value of $640,000 and $223,000 in cash. The Company recognized a gain on this transaction of $178,000.

                                  AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO 1998
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                             Three Months Ended
                                                  March 31,
                                           1999              1998
                                         --------------------------
                                               (in thousands)

Ophthalmic segment                       $ 7,709            $ 6,480
Injectable segment                         7,010              5,571
                                         -------            -------
Total net sales                          $14,719            $12,051
                                         =======            =======

Consolidated net sales increased 22.1% in the quarter ended March 31, 1999 compared to the same period in 1998. Ophthalmic segment sales increased 19.0%, reflecting product acquisitions as well as growth in the base business. Injectable division sales increased 25.8% compared to the same period in 1998 due to product acquisitions, growth in national account sales and increased contract development activity.

Consolidated gross profit increased 19.1% during the quarter, with gross margins decreasing from 52% to 51%. Margins for the ophthalmic division increased from 47% to 55%, reflecting product acquisitions as well as a higher-margin sales mix, partially offset by underabsorption of plant overhead expenses. Margins for the injectable division decreased from 57% to 45%, primarily due to underabsorption of plant overhead expenses due to low manufacturing volume. The Company incurred unfavorable manufacturing variances of $361,000 at its Somerset, NJ facility and $655,000 at its Decatur, IL facility. Management expects the Decatur facility to operate at full absorption levels for the remainder of the year, but the Somerset facility should continue to produce unfavorable variances until additional product approvals are obtained at the facility.

Selling, general and administrative (SG&A) expenses increased 23.5% during the quarter ended March 31, 1999 as compared to the same period in 1998, reflecting increased compensation related expenses and product promotion, partially offset by a $300,000 reversal of previously recorded bad debt expense. The percentage of SG&A expenses to sales increased from 26.9% to 27.2%, reflecting the increases noted above. Amortization of intangibles increased from $504,000 to $702,000, or 39.3% over the prior year quarter, reflecting 1998 product acquisitions. Management expects amortization expense to decrease in the second half of 1999 due to the expiration of a purchased patent.

Research and development (R&D) expense decreased 36.5% in the quarter, to $462,000 from $728,000 for the same period in 1998. The decrease reflects timing of expenses for clinical trials rather than a change in the number of products under development. Management expects total R&D expenses in 1999 to approximate prior year levels.

Interest expense of $533,000 was up 180.5% on higher outstanding debt balances related to prior year product acquisitions. Other income of $293,000 relates primarily to a gain on the settlement of an outstanding contract manufacturing customer debt which had previously been partially reserved. The customer settled the debt with a combination of manufacturing equipment and cash, the fair market value of which exceeded the book value of the debt by approximately $178,000.

The Company's effective tax rate for the quarter was 28.2% compared to 33.6% for the prior-year period. The unusually low effective rate reflects the effect of amended returns filed in 1999 for prior years. Management expects the effective rate for the remaining quarters of 1999 to approximate 40%. The

Company reported net income of $1,458,000 or $0.08 per diluted share for the three months ended March 31, 1999, compared to $1,048,000 or $0.06 per diluted share for the comparable prior year quarter.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at March 31, 1999 was $14.3 million compared to $11.0 million at December 31, 1998. At March 31, 1999 the Company had $.4 million of financing available under its line of credit. Management believes that existing cash and cash flows from operations are sufficient to handle the Company's working capital requirements for the immediate future, but that additional financing will be necessary for acquisitions. There is no guarantee that such financing will be available or available at an acceptable cost.

For the quarter ended March 31, 1999, the Company used $692,000 in cash from operations to finance its working capital requirements, primarily an increase in accounts receivable. Investing activities, which include the purchase of product related intangibles as well as equipment, required $1,367,000 in cash. Investment activities were primarily funded through a net increase in long-term debt of $1,978,000.

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

The Company utilizes information technology systems to store and process its business transactions. Lack of Year 2000 compliance in any of these systems could result in disruption of routine accounts payable, accounts receivable and inventory transactions which could in turn effect operating cash flows. The Company utilizes commercially available financial software, and has no internally developed programming which would require modification. To become Year 2000 compliant, the Company's information technology systems required upgrading the server software at its Decatur location and the installation of Year 2000 compliant financial software in its Buffalo Grove location. The Company is dependent upon the representations of its hardware and software vendors to ensure Year 2000 compliance, and has received such representations. The Company currently has a substantial number of inventory items with product expiration dates in the year 2000 and beyond and has experienced no problems with system misclassification of such products as expired. The cost of the required software upgrade and conversion is estimated at $600,000, of which approximately $550,000 had been incurred through March 31, 1999.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the year ended December 31, 1998 and in Note Q to the consolidated financial statements included in that report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

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




Date:    April 30, 1999