Form 10-K/A
period 1998-12-31
AKORN INC
filed 1999-07-01
CIK 3116

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-K/A

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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of March 10, 1999 was approximately $51,096,762.

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

                             AKORN, INC.


                             By: /s/ Floyd Benjamin
                                 ------------------
                                 Floyd Benjamin
                                 Chief Executive Officer

Date:  June 30, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature                    Title                                 Date
---------                    -----                                 ----

/s/ Floyd Benjamin           Chief Executive Officer and Director  June 30, 1999
------------------           (Principal Executive Officer)
Floyd Benjamin

/s/ Rita J. McConville       Chief Financial Officer               June 30, 1999
----------------------       (Principal Financial Officer and
Rita J. McConville           Principal Accounting Officer)


/s/  John N. Kapoor, Ph.D.   Director                              June 30, 1999
--------------------------
John N. Kapoor, Ph.D.

/s/ Daniel E. Bruhl, M.D.    Director                              June 30, 1999
-------------------------
Daniel E. Bruhl, M.D.

/s/ Doyle S. Gaw             Director                              June 30, 1999
----------------
Doyle S. Gaw