Form 10-Q
period 1999-06-30
AKORN INC
filed 1999-08-13
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

At July 31, 1999 there were 18,241,246 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets -
  June 30, 1999 and December 31, 1998                                      2

Condensed Consolidated Statements of Income -
  Three months ended June 30, 1999 and 1998                                3

Condensed Consolidated Statements of Cash Flows -
  Three months ended June 30, 1999 and 1998                                4

Notes to Condensed Consolidated Financial
  Statements                                                               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        7

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 4.  Submission of Matters to a Vote of Security Holders

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

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                       June 30,     December 31,
                                                          1999             1998*
                                                          ----             ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $     592        $     736
  Trade accounts receivable, net                        12,187           11,165
  Inventory                                             11,910           11,004
  Prepaid expenses and other current assets              1,594            2,043
                                                     ---------        ---------
    TOTAL CURRENT ASSETS                                26,283           24,948

OTHER ASSETS                                            20,108           20,608

PROPERTY, PLANT AND EQUIPMENT, NET                      17,929           15,860
                                                     ---------        ---------

TOTAL ASSETS                                         $  64,320          $61,416
                                                     =========        =========


LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Current installments of long-term debt
  and capital lease obligations                      $   4,233        $   7,445
Trade accounts payable                                   2,855            3,476
Accrued compensation                                       323              858
Accrued expenses and other current liabilities           1,199            2,129
                                                     ---------        ---------
TOTAL CURRENT LIABILITIES                                8,610           13,908

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                             25,449           20,490

OTHER LONG-TERM LIABILITIES                                738              738

SHAREHOLDERS' EQUITY
Common stock                                            18,063           17,952
Retained earnings                                       11,460            8,328
                                                     ---------        ---------
TOTAL SHAREHOLDERS' EQUITY                              29,523           26,280
                                                     ---------        ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                               $  64,320        $  61,416
                                                     =========        =========


*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                              June 30,
                                             --------------------------           ----------------------------
                                                1999             1998                1999              1998
                                             ---------         --------           ----------        ----------
Net sales                                    $  16,089         $ 13,987           $   30,808        $   26,038
Cost of goods sold                               7,766            6,966               15,049            12,775
                                             ---------         --------           ----------        ----------
GROSS PROFIT                                     8,323            7,021               15,759            13,263

Selling, general and
  administrative expenses                        4,257            3,091                8,259             6,332
Amortization of intangibles                        480              584                1,182             1,088
Research and development                           638            1,246                1,100             1,974
                                             ---------         --------           ----------        ----------
                                                 5,375            4,921               10,541             9,394
                                             ---------         --------           ----------        ----------
OPERATING INCOME                                 2,948            2,100                5,218             3,869

Interest expense                                  (300)            (301)                (832)             (492)
Interest and other income, net                     119                -                  411                 2
                                             ---------         --------           ----------        ----------
                                                  (181)            (301)                (421)             (490)
                                             ---------         --------           ----------        ----------
INCOME BEFORE INCOME TAXES                       2,767            1,799                4,797             3,379

Income taxes                                     1,092              698                1,664             1,230
                                             ---------         --------           ----------        ----------
NET INCOME                                   $   1,675         $  1,101           $    3,133        $    2,149
                                             =========         ========           ==========        ==========
Per Share:

NET INCOME  - BASIC                          $    0.09         $   0.06           $     0.17        $     0.12
                                             =========         ========           ==========        ==========
NET INCOME - DILUTED                         $    0.09         $   0.06           $     0.17        $     0.11
                                             =========         ========           ==========        ==========
WEIGHTED AVERAGE
SHARES OUTSTANDING - BASIC                      18,196           17,850               18,170            17,769
                                             =========         ========           ==========        ==========
                   - DILUTED                    18,646           19,094               18,675            18,837
                                             =========         ========           ==========        ==========

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                 Six months ended June 30,
                                                                   1999              1998
                                                                ---------          --------
OPERATING ACTIVITIES
Net income                                                      $   3,133          $  2,149
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                                     2,038             1,846
 Changes in operating assets and liabilities                       (3,565)           (4,669)
                                                                ---------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,606              (674)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                         (3,078)             (950)
Net maturities of investments                                           0                96
Product licensing/acquisition costs                                  (529)           (7,580)
                                                                ---------          --------
NET CASH USED IN INVESTING ACTIVITIES                              (3,607)           (8,434)

FINANCING ACTIVITIES
Repayment of long-term debt                                        (9,214)                -
Proceeds from issuance of long-term debt                           11,000             8,405
Proceeds from sale of stock                                           110               583
Reductions in capital lease obligations                               (39)              (73)
Repayment of short-term borrowings, net                                 -            (1,500)
Debt acquisition costs                                                  -              (126)
                                                                ---------          --------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                              1,857             7,289
                                                                ---------          --------

DECREASE IN CASH AND
   CASH EQUIVALENTS                                                  (144)           (1,819)

Cash and cash equivalents at beginning of period                      736             2,413
                                                                ---------          --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                              $     592          $    594
                                                                =========          ========

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

NOTE B - NONCASH TRANSACTIONS

During the first quarter of 1999, the Company settled an outstanding $685,000 account receivable with one of its customers. In conjunction with this settlement, the Company reversed a specific allowance for doubtful account of $300,000, received production equipment with a fair market value of $640,000 and $223,000 in cash. The Company recognized a gain on this transaction of $178,000. The Company received an additional $97,000 in cash in the second quarter and recognized an additional gain equal to the cash payment.

NOTE C - SUBSEQUENT EVENTS

Effective July 1, 1999, the Company merged Taylor Pharmaceuticals, Inc. into Akorn, Inc. and spun off its Somerset, New Jersey operation forming a wholly owned subsidiary Akorn (New Jersey), Inc., an Illinois corporation.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                            Three Months Ended
                                                  June 30,
                                            1999           1998
                                         -------------------------
                                               (in thousands)

Ophthalmic segment                       $ 8,028          $  7,334
Injectable segment                         8,061             6,653
                                         -------          --------
Total net sales                          $16,089          $ 13,987
                                         =======          ========

Consolidated net sales increased 15.0% in the quarter ended June 30, 1999 compared to the same period in 1998. Ophthalmic segment sales increased 9.5%, reflecting product acquisitions as well as growth in the base business. Injectable segment sales increased 21.2% compared to the same period in 1998 due to product acquisitions, growth in national account sales and increased contract development and manufacturing activity.

Consolidated gross profit increased 18.5% during the quarter, with gross margins increasing from 50.2% to 51.7%. Margins for the ophthalmic segment decreased from 52% to 48%, reflecting product acquisitions as well as a higher-margin sales mix, offset by under absorption of plant overhead expenses in the Somerset, NJ operation, which was acquired in the third quarter of 1998. Margins for the injectable segment increased from 49% to 55%, primarily due to over absorption of plant overhead expenses due to increased manufacturing volume at the Decatur location. Net manufacturing variances were immaterial. Management expects the Decatur facility to operate at full absorption levels for the remainder of the year, but the Somerset facility should continue to produce unfavorable variances until additional product approvals are obtained at the facility.

Selling, general and administrative (SG&A) expenses increased 37.7% during the quarter ended June 30, 1999 as compared to the same period in 1998, reflecting increased compensation related expenses and product promotion as well as administrative expenses related to the Buffalo Grove and Somerset facilities. The percentage of SG&A expenses to sales increased from 22.1% to 26.5%, reflecting the increases noted above. Amortization of intangibles decreased from $584,000 to $480,000, or 17.8% from the prior year quarter, reflecting the expiration of a purchased patent.

Research and development (R&D) expense decreased 48.8% in the quarter, to $638,000 from $1,246,000 for the same period in 1998, but increased 38.1% over the first quarter of 1999. The decrease reflects timing of expenses for clinical trials rather than a change in the number of products under development. Management expects R&D expenses for the remainder of 1999 to continue to increase.

Interest expense of $300,000 reflects lower rate bank debt substituted for seller financing. Other income of $119,000 relates primarily to a prior gain on settlement of debt.

The Company's effective tax rate for the quarter was 39.5% compared to 38.8% for the prior-year period. The Company reported net income of $1,675,000 or $0.09 per diluted share for the three months ended June 30, 1999, compared to $1,101,000 or $0.06 per diluted share for the comparable prior year quarter.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                             Six Months Ended
                                                 June 30,
                                        --------------------------
                                           1999               1998
                                        -------           --------
                                              (in thousands)

Ophthalmic segment                      $15,737           $ 13,815
Injectable segment                       15,071             12,223
                                        -------           --------
Total net sales                         $30,808           $ 26,038
                                        =======           ========

Consolidated net sales increased 18.3% in the six months ended June 30, 1999 compared to the same period in 1998. Ophthalmic segment sales increased 13.9%, reflecting new product introductions and acquisitions as well as growth in the base business. Injectable segment sales increased 23.3% compared to the same period in 1998, primarily due to product acquisitions and increased contract manufacturing activity.

Consolidated gross profit increased 18.8% during the six months ended June 30, 1999 compared to the same period in 1998, with gross margins remaining steady at 51%. Margins for the ophthalmic segment increased from 49% to 52% during the comparable periods, primarily due to product acquisitions and introductions and a shift in sales mix to higher-margin products. Margins for the injectable segment decreased from 53% to 51%, primarily due to a shift in sales mix and under absorbed overhead at the Decatur location.

Selling, general and administrative (SG&A) expenses increased 30.4% during the six months ended June 30, 1999 as compared to the same period in 1998. This increase is due to increased compensation related expenses and product promotion activity as well as additional facility related expenses for Buffalo Grove and Somerset. The percentage of SG&A expenses to sales increased from 24.3% to 26.8%, reflecting the increases noted above. Amortization of intangibles increased from $1,088,000 to $1,182,000 or 8.6% over the prior year quarter, reflecting product acquisitions. Management expects amortization expense to decrease in the second half of 1999 due to the expiration of a purchased patent.

Research and development (R&D) expense decreased 44.3% in the six months to $1,100,000 from $1,974,000 for the same period in 1998. 1998 R&D spending included expenses for clinical trials associated with TP-1000, the company's potential migraine product. Akorn has not been engaged in any clinical trials during the first half of 1999. Management expects R&D expenses for the remainder of 1999 to continue to increase.

Interest expense increased 69.1% to $832,000 from $492,000 for the same period in 1998 due to higher average outstanding debt balances. Other income of $411,000 relates primarily to a gain on the settlement of an outstanding contract manufacturing customer debt. The customer settled the debt with a combination of manufacturing equipment and cash, the fair market value of which exceeded the book value of the debt by approximately $275,000. Also included within other income is a gain on sale of assets of $96,000.

The Company's effective tax rate for the six months ended June 30, 1999 was 34.7% compared to 36.4% for the prior-year period. The effective rate reflects the effect of amended returns filed in 1999 for prior years. Management expects the effective rate for the remaining quarters of 1999 to approximate 40%. The Company reported net income of $3,133,000 or $0.17 per diluted share for the six months ended June 30, 1999, compared to $2,149,000 or $0.11 per diluted share for the comparable prior period.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at June 30, 1999 was $17.7 million compared to $11.0 million at December 31, 1998. At June 30, 1999 the Company had $0.6 million of financing available under its line of credit. Management believes that existing cash and cash flows from operations are sufficient to handle the Company's working capital requirements for the immediate future, but that additional financing will be necessary for acquisitions. There is no guarantee that such financing will be available or available at an acceptable cost.

For the six months ended June 30, 1999, the Company generated $1,606,000 in cash from operations primarily due to increased net income. Investing activities, which include the purchase of product related intangibles as well as equipment, required $3,607,000 in cash. Cash provided by financing activities, a net increase of $1,857,000, was primarily funded through an increase in long-term debt.

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

The Company utilizes information technology systems to store and process its business transactions. Lack of Year 2000 compliance in any of these systems could result in disruption of routine accounts payable, accounts receivable and inventory transactions which could in turn effect operating cash flows. The Company utilizes commercially available financial software, and has no internally developed programming which would require modification. To become Year 2000 compliant, the Company's information technology systems required upgrading the server software at its Decatur location and the installation of Year 2000 compliant financial software in its Buffalo Grove location. The Company is dependent upon the representations of its hardware and software vendors to ensure Year 2000 compliance, and has received such representations. The Company currently has a substantial number of inventory items with product expiration dates in the year 2000 and beyond and has experienced no problems with system misclassification of such products as expired. The cost of the required software upgrade and conversion is estimated at $600,000, of which approximately $575,000 had been incurred through June 30, 1999.

The Company utilizes various automated production equipment and facilities components such as telecommunications systems, alarms and sprinkling systems in the course of normal operations. Lack of Year 2000 compliance in any of these embedded systems could result in business interruptions relating to production delays and disruption of customer service and telesales functions, which could in turn effect operating profits and cash from operations. The Company is dependent upon the representations of its vendors to ensure Year 2000 compliance, and has received such representations. The most reasonably likely worst-case scenario would involve manual system overrides and added personnel to perform otherwise automated functions.

The Company's customers utilize various systems to process transactions in the normal course of business. Smaller customers tend to utilize manual accounting systems and therefore present less risk. Wholesalers and other larger customers tend to rely on automated processing systems for inventory control and accounts payable. Lack of Year 2000 compliance in these customer systems could result in erroneous product returns for short-dated product and disruption of payments of outstanding invoices, which would in turn effect operating cash flows. The Company is dependent upon representations of its customers to ensure Year 2000 compliance, and has received such representations. The Company has already sold a substantial amount of product with expiration dates in the year 2000 and beyond and has experienced no problems with erroneous returns of such product for short-dating. The most reasonably likely worst-case scenario would involve added personnel to perform otherwise automated functions.

The Company's vendors and suppliers utilize various systems to process transactions in the normal course of business. Lack of Year 2000 compliance in these vendor systems could result in shortages of required components and raw materials due to misclassification of ship dates or expiration dates as well as disruption of supply or service due to misclassification of invoices as past due, which would in turn effect operating profits and cash from operations. The Company is dependent upon the representations of its vendors and suppliers to ensure Year 2000 compliance, and has received such representations. The Company has already purchased a substantial amount of raw material with expiration dates in the year 2000 and beyond and has experienced no apparent shortages of materials due to erroneous expiration dates. The most reasonably likely worst-case scenario would involve added personnel to perform otherwise automated functions.

The Company's utilities and freight suppliers use various automated systems to route power and telecommunications signals and to schedule shipments and deliveries. Lack of Year 2000 compliance in these suppliers' systems could result in business interruptions due to production delays and disruption of customer service, telesales and distribution functions, which could in turn effect operating profits and cash from operations. The Company is dependent upon the representations of its suppliers to ensure Year 2000 compliance, and has received such representations. The most reasonably likely worst-case scenario would involve manual system overrides and added personnel to locate viable carriers.

The Company has completed installation of its Year 2000 compliant financial system in the Buffalo Grove location, and began parallel processing in the fourth quarter of 1998. Conversion to the live compliant system was begun in January 1999, and has been completed. Upgrade of the server in the Decatur location has been completed. Surveys of customer and supplier compliance have been completed and will continue when new suppliers are added.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the year ended December 31, 1998 and in Note Q to the consolidated financial statements included in that report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 13, 1999. Daniel E. Bruhl, M.D., was elected to the Board of Directors with 15,988,040 votes for and 569,656 votes abstaining. Floyd Benjamin was elected to the Board of Directors with 16,468,500 votes for and 89,198 votes abstaining. Doyle S. Gaw was elected to the Board of Directors with 15,945,355 votes for and 612,341 votes abstaining. John N. Kapoor, Ph.D. was elected to the Board of Directors with 16,440,351 votes for and 117,345 votes abstaining.

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

                                  AKORN, INC.



                             /s/ Rita J. McConville
                            -----------------------
                               Rita J. McConville
             Vice President, Chief Financial Officer and Secretary
               (Duly Authorized and Principal Financial Officer)




Date:    July 31, 1999