Form 10-Q
period 1999-09-30
AKORN INC
filed 1999-11-12
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

At October 31, 1999 there were 18,412,574 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                                                         Page
                                                                         ----
Condensed Consolidated Balance Sheets -
  September 30, 1999 and December 31, 1998                                2

Condensed Consolidated Statements of Income -
  Three and nine months ended September 30, 1999 and 1998                 3

Condensed Consolidated Statements of Cash Flows -
  Nine months ended September 30, 1999 and 1998                           4

Notes to Condensed Consolidated Financial
  Statements                                                              5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                        6

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

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                              September 30,      December 31,
                                                      1999              1998*
                                                      ----              ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   705           $   736
  Trade accounts receivable, net                    15,061            11,165
  Inventory                                         14,531            11,004
  Prepaid expenses and other current assets          1,741             2,043
                                                   -------           -------
    TOTAL CURRENT ASSETS                            32,038            24,948

OTHER ASSETS                                        19,742            20,608

PROPERTY, PLANT AND EQUIPMENT, NET                  19,212            15,860
                                                   -------           -------

TOTAL ASSETS                                       $70,992           $61,416
                                                   =======           =======


LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Current installments of long-term debt
  and capital lease obligations                    $ 3,728           $ 7,445
Trade accounts payable                               4,715             3,476
Accrued compensation                                 1,212               858
Accrued expenses and other current liabilities       4,422             2,129
                                                   -------           -------
TOTAL CURRENT LIABILITIES                           14,077            13,908

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                         24,698            20,490

OTHER LONG-TERM LIABILITIES                            738               738

SHAREHOLDERS' EQUITY
Common stock                                        18,316            17,952
Retained earnings                                   13,163             8,328
                                                   -------           -------
TOTAL SHAREHOLDERS' EQUITY                          31,479            26,280
                                                   -------           -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                             $70,992           $61,416
                                                   =======           =======


*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       -----------------
                                   1999        1998        1999        1998
                                 --------    --------    --------    --------
Net sales                        $ 16,795    $ 15,138    $ 47,604    $ 41,177
Cost of goods sold                  7,863       7,270      22,913      20,046
                                 --------    --------    --------    --------
GROSS PROFIT                        8,932       7,868      24,691      21,131

Selling, general and
  administrative expenses           4,648       3,394      12,906       9,720
Amortization of intangibles           356         682       1,539       1,771
Research and development              603       1,187       1,703       3,143
                                 --------    --------    --------    --------
                                    5,607       5,263      16,148      14,634
                                 ========    ========    ========    ========
OPERATING INCOME                    3,325       2,605       8,543       6,497

Interest expense                     (506)       (413)     (1,338)       (925)
Offering expenses                       -        (350)          -        (350)
Interest and other income, net         (6)         35         405          33
                                 ========    ========    ========    ========
                                     (512)       (728)       (933)     (1,242)
                                 --------    --------    --------    --------
INCOME BEFORE INCOME TAXES          2,813       1,877       7,610       5,255

Income taxes                        1,111         788       2,775       2,018
                                 --------    --------    --------    --------

NET INCOME                       $  1,702    $  1,088    $  4,835    $  3,237
                                 ========    ========    ========    ========

Per Share:

NET INCOME - BASIC               $   0.09    $   0.06    $   0.26    $   0.18
                                 ========    ========    ========    ========
NET INCOME - DILUTED             $   0.09    $   0.06    $   0.26    $   0.17
                                 ========    ========    ========    ========

WEIGHTED AVERAGE
SHARES OUTSTANDING - BASIC         18,477      17,948      18,273      17,829
                                 ========    ========    ========    ========
                   - DILUTED       18,881      18,840      18,702      18,820
                                 ========    ========    ========    ========

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                Nine months ended September 30,
                                                     1999        1998
                                                     ----        ----

OPERATING ACTIVITIES
Net income                                         $  4,835    $  3,237
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                       2,823       2,725
  Changes in operating assets and liabilities        (3,874)     (7,334)
                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             3,784      (1,372)

INVESTING ACTIVITIES
Purchases of property, plant and equipment           (4,288)     (2,919)
Net maturities of investments                             0          96
Product licensing/acquisition costs                    (529)    (13,017)
                                                   --------    --------
NET CASH USED IN INVESTING ACTIVITIES                (4,817)    (15,840)

FINANCING ACTIVITIES
Repayment of long-term debt                         (13,642)        (12)
Proceeds from issuance of long-term debt             14,400      16,371
Proceeds from sale of stock                             364         686
Reductions in capital lease obligations                (120)       (111)
Repayment of short-term borrowings, net                  -       (1,750)
Debt acquisition costs                                   -         (126)
                                                   --------    --------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                1,002      15,058
                                                   --------    --------

DECREASE IN CASH AND
  CASH EQUIVALENTS                                      (31)     (2,154)

Cash and cash equivalents at beginning of period        736       2,413
                                                   --------    --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                 $    705    $    259
                                                   ========    ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Effective July 1, 1999, the Company merged Taylor Pharmaceuticals, Inc. into Akorn, Inc. and spun off its Somerset, New Jersey operation forming a wholly owned subsidiary Akorn (New Jersey), Inc., an Illinois corporation. Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

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

On August 26, 1999, a former employee exercised options for 23,352 shares of the Company's common stock. The individual tendered approximately 8,800 shares of the Company's outstanding stock as consideration for the option exercise, which was recorded as treasury stock. The net effect of this transaction was to increase common stock and paid in capital by $35,028 and increase treasury stock by $35,028.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                          Three Months Ended
                                             September 30,
                                         1999             1998
                                        -----------------------
                                            (in thousands)

Ophthalmic segment                     $ 8,162          $ 7,392
Injectable segment                       8,633            7,746
                                       -------          -------
Total net sales                        $16,795          $15,138
                                       =======          =======

Consolidated net sales increased 11% in the quarter ended September 30, 1999 compared to the same period in 1998. Ophthalmic segment sales increased 10%, reflecting prior year product acquisitions as well as growth in the base business. Injectable segment sales increased 11% compared to the same period in 1998 due to prior year product acquisitions, growth in national account sales and increased contract development and manufacturing activity.

Consolidated gross profit increased 14% during the quarter, with gross margins increasing from 52% to 53%. Margins for the ophthalmic segment decreased from 54% to 40%, reflecting prior year product acquisitions as well as a higher-margin sales mix, offset by under absorption of plant overhead expenses in the Somerset, NJ operation, which was acquired in the third quarter of 1998. Margins for the injectable segment increased from 50% to 66%, primarily due to over absorption of plant overhead expenses due to increased manufacturing volume at the Decatur location. Total net manufacturing variances were immaterial. Management expects the Decatur facility to operate at full absorption levels for the remainder of the year, but the Somerset facility should continue to produce unfavorable variances until additional product approvals are obtained at the facility.

Selling, general and administrative (SG&A) expenses increased 37% during the quarter ended September 30, 1999 as compared to the same period in 1998, reflecting increased compensation related expenses and product promotion as well as administrative expenses related to the Buffalo Grove and Somerset facilities. The percentage of SG&A expenses to sales increased from 22% to 28%, reflecting the increases noted above. Amortization of intangibles decreased from $682,000 to $356,000, or 48% from the prior year quarter, reflecting the expiration of a purchased patent.

Research and development (R&D) expense decreased 49% in the quarter, to $603,000 from $1,187,000 for the same period in 1998. The decrease reflects timing of expenses for clinical trials rather than a change in the number of products under development. Management expects R&D expenses 1999 to increase in the fourth quarter and through the next fiscal year.

Interest expense of $506,000 reflects interest on bank debt used to grow operations.

The Company's effective tax rate for the quarter was 40% compared to 42% for the prior-year period. The Company reported net income of $1,702,000 or $0.09 per diluted share for the three months ended September 30, 1999, compared to $1,088,000 or $0.06 per diluted share for the comparable prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                            Nine Months Ended
                                               September 30,
                                        --------------------------
                                          1999              1998
                                        --------          --------
                                             (in thousands)

Ophthalmic segment                      $23,900           $21,206
Injectable segment                       23,704            19,971
                                        -------           -------
Total net sales                         $47,604           $41,177
                                        =======           =======

Consolidated net sales increased 16% in the six months ended June 30, 1999 compared to the same period in 1998. Ophthalmic segment sales increased 13%, reflecting prior year acquisitions as well as growth in the base business. Injectable segment sales increased 32% compared to the same period in 1998, primarily due to prior year product acquisitions and increased contract manufacturing activity.

Consolidated gross profit increased 17% during the six months ended June 30, 1999 compared to the same period in 1998, with gross margins increasing from 51% to 52%. Margins for the ophthalmic segment decreased from 51% to 48% during the comparable periods, primarily due under-absorption of plant overhead expenses in the Somerset, New Jersey location. Margins for the injectable segment increased from 52% to 53%, primarily due to a shift in sales mix and over absorbed overhead at the Decatur location.

Selling, general and administrative (SG&A) expenses increased 33% during the nine months ended September 30, 1999 as compared to the same period in 1998. This increase is due to increased compensation related expenses and product promotion activity as well as additional facility related expenses for Buffalo Grove and Somerset. The percentage of SG&A expenses to sales increased from 24% to 27%, reflecting the increases noted above. Amortization of intangibles decreased from $1,771,000 to $1,539,000 or 15% over the prior year quarter, reflecting the expiration of a purchased patent.

Research and development (R&D) expense decreased 46% in the six months to $1,703,000 from $3,143,000 for the same period in 1998. 1998 R&D spending included expenses for clinical trials associated with TP-1000, the company's potential migraine product. Akorn did not engage in any clinical trials during most of the first nine months of 1999, with patient enrollment for the third piroxicam trial beginning in September. Management expects R&D expenses for the remainder of 1999 to increase.

Interest expense increased 45% to $1,338,000 from $925,000 for the same period in 1998 due to higher average outstanding debt balances. Other income of $405,000 relates primarily to a gain on the settlement of an outstanding contract manufacturing customer debt. The customer settled the debt with a combination of manufacturing equipment and cash, the fair market value of which exceeded the book value of the debt by approximately $275,000. Also included within other income is a gain on sale of assets of $96,000.

The Company's effective tax rate for the nine months ended September 30, 1999 was 36% compared to 38% for the prior-year period. The effective rate reflects the effect of amended returns filed in 1999 for prior years. Management expects the effective rate for the remaining quarters of 1999 to approximate 40%. The Company reported net income of $4,835,000 or $0.26 per diluted share for the nine months ended September 30, 1999, compared to $3,237,000 or $0.17 per diluted share for the comparable prior period.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at September 30, 1999 was $18.0 million compared to $11.0 million at December 31, 1998. At September 30, 1999 the Company had $0.4 million of financing available under its line of credit. Management believes that existing cash and cash flows from operations are sufficient to handle the Company's working capital requirements for the immediate future, but that additional financing will be necessary for acquisitions. There is no guarantee that such financing will be available or available at an acceptable cost.

For the nine months ended September 30, 1999, the Company generated $3,784,000 in cash from operations primarily due to increased net income. Investing activities, which include the purchase of product related intangibles as well as equipment, required $4,817,000 in cash. Cash provided by financing activities, a net increase of $1,002,000, was primarily funded through an increase in long-term debt.

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

The Company utilizes information technology systems to store and process its business transactions. Lack of Year 2000 compliance in any of these systems could result in disruption of routine accounts payable, accounts receivable and inventory transactions which could in turn effect operating cash flows. The Company utilizes commercially available financial software, and has no internally developed programming which would require modification. To become Year 2000 compliant, the Company's information technology systems required upgrading the server software at its Decatur location and the installation of Year 2000 compliant financial software in its Buffalo Grove location. The Company is dependent upon the representations of its hardware and software vendors to ensure Year 2000 compliance, and has received such representations. The Company currently has a substantial number of inventory items with product expiration dates in the year 2000 and beyond and has experienced no problems with system misclassification of such products as expired. The cost of the required software upgrade and conversion is estimated at $600,000, of which approximately $600,000 had been incurred through September 30, 1999.

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




Date: October 31, 1999