Form 10-K
period 1999-12-31
AKORN INC
filed 2000-03-28
CIK 3116

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of March 15, 2000 was approximately $124,200,000.

The number of shares of the Issuer's common stock, no par value per share, outstanding as of March 15, 2000 was 18,968,802.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

     - the effects of federal, state and other governmental regulation of the Company's business;

     - the Company's success in developing, manufacturing and acquiring new products;

     - the Company's ability to bring new products to market and the effects of sales of such products on the Company's financial results;

     - the effects of competition from generic pharmaceuticals and from other pharmaceutical companies; and

     - other factors referred to in this Form 10-K and the Company's other SEC filings.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results". The Company does not intend to update these forward-looking statements.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement (the "Proxy Statement") to be used in connection with the Registrant's 2000 Annual Meeting of shareholders, which Proxy Statement will be filed under the Securities Exchange Act of 1934 within 120 days of the Registrant's fiscal year ended December 31, 1999, are incorporated by reference to Part III of this Annual Report on Form 10-K.

                          FORM 10-K TABLE OF CONTENTS

                                                                        PAGE
                                                                       ------
                                   PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................      6
Item 3.   Legal Proceedings...........................................      6
Item 4.   Submission of Matters to a Vote of Security Holders.........      6
                                   PART II
Item 5.   Market for Registrant's Common Equity and Related                 8
            Stockholder Matters.......................................
Item 6.   Selected Financial Data.....................................      9
Item 7.   Management's Discussion and Analysis of Financial Condition      10
            and Results of Operations.................................
Item 7A.  Quantitative and Qualitative Disclosures about Market            18
            Risk......................................................
Item 8.   Financial Statements and Supplemental Data..................     18
Item 9.   Changes in and Disagreements with Accountants on Accounting      34
            and Financial Disclosures.................................
                                  PART III
Item 10.  Directors...................................................     35
Item 11.  Executive Compensation......................................     35
Item 12.  Security Ownership of Certain Beneficial Owners and              35
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............     35
                                   PART IV
Item 14.  Exhibits and Financial Statement Schedules..................     36
Signatures............................................................     37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Akorn, Inc. ("Akorn" or the "Company") manufactures and markets diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. The Company also markets ophthalmic surgical instruments and related products. Customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. The Company also provides contract manufacturing services. Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana, a suburb of New Orleans. In 1997, the Company relocated its headquarters and certain operations to Illinois.

     In May 1996, the Company acquired Pasadena Research Laboratories, Inc., a developer and distributor of injectable pharmaceutical products. Subsequently, the Company reorganized its operations into two segments, ophthalmic and injectable. For information regarding sales, operating income and identifiable assets for each of the Company's segments, see Note N to the consolidated financial statements included in Item 8 of this report.

     Ophthalmic Segment. The Company markets an extensive line of diagnostic and therapeutic ophthalmic pharmaceutical products as well surgical instruments and related supplies. Diagnostic products, primarily used in the office setting, include mydriatics and cycloplegics, anesthetics, topical stains, gonioscopic solutions, angiography dyes and others. Therapeutic products, sold primarily to wholesalers and other national account customers, include antibiotics, anti-infectives, steroids, steroid combinations, glaucoma medications, decongestants/antihistamines and anti-edema medications. Surgical products include surgical knives and other surgical instruments, balanced salt solution, post-operative kits, surgical tapes, eye shields, anti-ultraviolet goggles, facial drape supports and other supplies. Non-pharmaceutical products include various artificial tear solutions, preservative-free lubricating ointments, lid cleansers, vitamin supplements and contact lens accessories.

     Injectable Segment. The Company markets a line of specialty injectable pharmaceutical products, including anesthesia products used in the treatment of rheumatoid arthritis and pain management. These products are marketed to wholesalers and other national account customers as well as directly to medical specialists. Akorn also provides contract manufacturing services to pharmaceutical and biotech companies.

     Manufacturing. The Company has two manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See "Item 2. Description of Property." The Company manufactures a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for its ophthalmic and injectable segments. The Company is also in the process of adding freeze dried (lyophilized) manufacturing capabilities at its Decatur facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Effect Future Results -- Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities."

     Sales and Marketing. While the Company is working to expand its proprietary product base through internal development and, to a lesser extent, acquisitions, the majority of current products are non-proprietary. The Company relies on its efforts in marketing, distribution, development and low cost manufacturing to maintain and increase market share.

     The ophthalmic segment uses a three-tiered sales effort. Outside sales representatives, with two field managers, sell directly to physicians and group practices. In-house sales (telemarketing) and customer service (catalog sales) sell to optometrists and other customers. A national accounts group sells to wholesalers, retail chains and other group purchasing organizations. This national accounts group also markets the Company's injectable pharmaceutical products which the Company also sells through telemarketing and direct mail activities to individual specialty physicians and hospitals. The injectable segment does not utilize a field sales force at this time. The segment may add such a force in the future as it introduces proprietary products. The injectable segment markets its contract manufacturing services through direct mail, trade shows and direct industry contacts.

     Research and Development. As of December 31, 1999, the Company had 42 Abbreviated New Drug Applications ("ANDAs") for generic pharmaceuticals in various stages of development. The Company has filed 14 of these ANDAs and had 4 ANDAs approved in 1999. See "Government Regulation." The Company expects to continue to file ANDAs on a regular basis as pharmaceutical products of its competitors come off patent allowing the Company to compete by marketing generic equivalents. The Company had one New Drug Application ("NDA"), for Paremyd, on file at December 31, 1999. The Company is also developing four indications for ophthalmic products for which it currently anticipates filing NDAs. See Note C to the consolidated financial statements included in Item 8 of this report. One is an indication for Indocyanine Green to treat age related macular degeneration. If the Company's developmental efforts are successful, the Company currently anticipates filing this NDA within the next four years and estimates the market size for this product to be $350 million. A second anticipated NDA filing is for a new delivery system for the pharmaceutical Timolol, which is used in the treatment of glaucoma. If the Company's developmental efforts are successful, the Company currently anticipates filing this NDA within the next three years and estimates the market size for this product to be $270 million. A third anticipated NDA filing is for Piroxicam ophthalmic solution which is an anti-inflammatory to be used during cataract surgery. The Company began conducting additional clinical studies on this product in the third quarter of 1999 and anticipates filing an NDA by the end of this year. The Company estimates the market for this product to be $75 million. Finally, the Company currently anticipates filing an NDA for an indication for Indocyanine Green to treat white cataracts. The Company estimates the market for this product to be $6 to $10 million. Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of Company personnel. No assurance can be given as to whether the Company will file these NDAs, or any ANDAs, when anticipated, will develop marketable products based on these filings or as to the actual size of the market for any such products. See "Government Regulation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Effect Future Results--Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities".

     The Company also maintains a business development program which identifies potential product acquisition or product licensing candidates. The Company has focused its business development efforts on niche products which complement its existing product lines and which have few or no competitors in the market.

     At December 31, 1999, 22 full-time employees of the Company were involved in research and development and product licensing.

     Research and development costs are expensed as incurred. Such costs amounted to $2,744,000, $4,010,000 and $1,873,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Patents and Proprietary Rights. The Company considers the protection of discoveries in connection with its development activities important to its business. The Company intends to seek patent protection in the United States and selected foreign countries where deemed appropriate. To date, the Company has received three U.S. patents and has four additional U.S. and one international patent applications pending. There can be no assurance that the Company will obtain U.S. or foreign patents or, if obtained, that they will provide substantial protection or be of commercial benefit. The Company also relies upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop its competitive position. The Company enters into confidentiality agreements with certain of its employees pursuant to which such employees agree to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that the Company will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Effect Future Results--Patents and Proprietary Rights".

     Employee Relations. At December 31, 1999, the Company had 349 full-time employees, of whom 309 were employed by Akorn and 40 by its wholly owned subsidiary, Akorn (New Jersey), Inc. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of the Company's competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See "Management's Discussion and Analysis of Operations--Factors That May Effect Future Results--Competition; Uncertainty of Technological Change."

     The companies which compete with the ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Ciba Vision and Bausch & Lomb, Inc. ("B&L"). The ophthalmic segment competes primarily on the basis of price and service. The ophthalmic segment purchases some ophthalmic products from Steris Pharmaceuticals, Inc. and B&L, who are in direct competition with the Company in several markets.

     The companies which compete with the injectable segment include both generic and name brand companies such as Abbott Labs, Gensia, Marsam, Steris, Elkin Sinn and American Regent. The injectable segment competes primarily on the basis of price. Competitors in the contract manufacturing business include Cook Imaging, Chesapeake Biological Laboratories, Ben Venue and Oread Laboratories. The manufacturing of sterile products must be performed under government mandated Good Manufacturing Practices.

     Suppliers and Customers. No unaffiliated supplier of products accounted for more than 10% of the Company's sales in either segment during 1999, 1998 or 1997. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for itself and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Effect Future Results--Dependence on Supply of Raw Materials and Components".

     No single customer accounted for more than 10% of the Company's sales in either segment during 1999, 1998 or 1997.

     Government Regulation. Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the Food and Drug Administration ("FDA"), the Drug Enforcement Agency ("DEA"), the Federal Trade Commission ("FTC") and other federal, state and local agencies. The federal Food, Drug and Cosmetic Act (the "FDA Act"), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products. The FDA inspects drug manufacturers and storage facilities to determine compliance with its Good Manufacturing Practice regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve new drug applications and criminal prosecution. The FDA also has the authority to revoke approval of drug products.

     With certain exceptions, FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing brand name drugs, require the filing of an ANDA, which waives the requirement of conducting clinical studies of safety and efficacy. Ordinarily, the filing of an ANDA for generic drugs which contain the same ingredients as drugs already approved for use in the United States requires data showing that the generic formulation is equivalent to the brand name drug and that the product is stable in its formulation. The Company has no control over the time required for the FDA to approve NDA or ANDA filings.

     The Company also manufactures and distributes several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Effect Future Results--Government Regulation".

     The Company does not anticipate any material effect from compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers of the Company as of March 15, 2000. Each officer serves as such at the pleasure of the Board of Directors.

        NAME AND AGE                       POSITION WITH THE COMPANY                IN POSITION SINCE
        ------------                       -------------------------                -----------------
John N. Kapoor, Ph.D., 56....  Chairman of the Board of the Company since May             1991
                               1995 and from December 1991 to January 1993, and
                               acting Chairman of the Board of the Company from
                               April 1993 to May 1995; Chief Executive Officer
                               of the Company from May 1996 to November 1998;
                               Chairman of the Board of Option Care, Inc.
                               (infusion services and supplies); chief executive
                               officer of Option Care, Inc. from August 1993 to
                               April 1996; president of E.J. Financial
                               Enterprises, Inc., (venture capital company),
                               since April 1990; director of NeoPharm, Inc.
                               (specialty pharmaceutical company)
Floyd Benjamin, 57...........  President and Chief Executive Officer of the               1998
                               Company since November 1998; Executive Vice
                               President of the Company and President of Taylor
                               Pharmaceuticals, Inc. (a subsidiary of the
                               Company) from May 1996 to November 1998;
                               president of Pasadena Research Laboratories, Inc.
                               ("PRL") from October 1994 to May 1996 and
                               consultant to PRL from October 1993 to October
                               1994; president and chief executive officer of
                               Neocrin, Inc. (biomedical venture capital
                               company) from February 1992 to October 1993;
                               prior to February 1992, chief operating officer
                               of Lyphomed, Inc. (injectable pharmaceuticals)
Rita J. McConville, 41.......  Vice President, Chief Financial Officer,                   1997
                               Secretary and Treasurer of the Company since
                               February 1997; Senior Director and Controller of
                               Option Care, Inc. (infusion services and
                               supplies) from July 1993 to February 1997

ITEM 2. DESCRIPTION OF PROPERTY

     Since August 1998, the Company's headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in approximately 24,000 square feet of leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. From May 1997 to August 1998, the Company's headquarters and ophthalmic division offices were located in approximately 11,000 square feet of leased space in Lincolnshire, Illinois. The Company sub-lets the Lincolnshire space to several tenants. The Company's former headquarters, consisting of approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana, was sold in February 1999.

     The Company also owns a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, the Company owns a 55,000 square-foot manufacturing facility in Decatur, Illinois. The Company leases approximately 7,000 square feet of office and warehousing space in San Clemente, California. The Company's Akorn (New Jersey) subsidiary also leases approximately 40,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities. The combined space is considered adequate to accommodate growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition or results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol AKRN. On March 10, 2000, the Company estimated that the number of holders of its Common Stock was approximately 3,200, including record holders and individual participants in security position listings.

     High and low bid prices per Nasdaq for the periods indicated were:

                                                                HIGH      LOW
                                                                -----    -----
Year Ended December 31, 1999:
  1st Quarter...............................................    $5.50    $3.50
  2nd Quarter...............................................     5.00     3.69
  3rd Quarter...............................................     5.00     3.88
  4th Quarter...............................................     4.69     3.78
Year Ended December 31, 1998:
  1st Quarter...............................................    $6.88    $2.75
  2nd Quarter...............................................     9.06     6.03
  3rd Quarter...............................................     8.00     3.75
  4th Quarter...............................................     6.38     2.63

     As of March 15, 2000, there were approximately 600 holders of record of the Company's Common Stock. Closing price at March 15, 2000 was $9.00 per share as reported by the Nasdaq National Market.

     The Company did not pay cash dividends in 1999, 1998 or 1997, and is prohibited by its revolving credit agreement with The Northern Trust Company from doing so.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     In October 1996, the Board of Directors of the Company voted to change the Company's fiscal year from the year ending June 30 to a calendar year. The following table sets forth selected consolidated financial information for the Company for the years ended December 31, 1999, 1998 and 1997, the six month transition period ended December 31, 1996 and the years ended June 30, 1996 and 1995:

                                                                       SIX MONTHS
                                      YEARS ENDED DECEMBER 31,           ENDED       YEARS ENDED JUNE 30,
                                    ----------------------------      DECEMBER 31,   --------------------
                                     1999       1998      1997            1996        1996         1995
                                    -------   --------   -------      ------------   -------      -------
PER SHARE
Equity............................  $  1.85   $   1.40   $  1.20        $  0.98      $  0.97      $  0.93
Net income:
  Basic...........................  $  0.37   $   0.26   $  0.11        $  0.00      $  0.05      $  0.15
  Diluted.........................  $  0.36   $   0.25   $  0.11        $  0.00      $  0.05      $  0.15
Price: High.......................  $  5.56   $   9.19   $  4.50        $  3.50      $  3.50      $  4.00
       Low........................  $  3.50   $   2.54   $  1.84        $  1.63      $  2.06      $  2.25
P/E:  High........................      15x        35x       41x             NM          70x          27x
       Low........................      10x        10x       17x             NM          41x          15x
INCOME DATA (000)
Net sales.........................  $64,632   $ 56,667   $42,323        $16,519      $33,925      $37,505
Gross profit......................   33,477     29,060    18,776          5,758       11,953       15,177
Operating income..................   12,122      9,444     3,165            130        1,089        3,910
Interest expense..................   (1,921)    (1,451)     (497)          (243)        (441)         (25)
Pretax income.....................   10,639      7,686     2,844             70          977        3,738
Income taxes......................    3,969      3,039     1,052             26          189        1,232
Net income........................  $ 6,670   $  4,647   $ 1,792        $    44      $   788      $ 2,506
Weighted average shares
  outstanding:
  Basic...........................   18,269     17,891    16,614         16,580       16,383       16,236
  Diluted.........................   18,573     18,766    16,925         16,763       16,788       16,799
BALANCE SHEET (000)
Current assets....................  $35,851   $ 24,948   $19,633        $13,840      $17,001      $15,474
Net fixed assets..................   20,812     15,860    12,395         12,833       11,524       11,060
Total assets......................   76,098     61,416    38,715         28,013       29,567       27,491
Current liabilities...............    9,693     13,908     8,612          5,636        9,351        7,016
Long-term obligations.............   32,015     21,228     9,852          6,003        3,915        4,890
Shareholders' equity..............  $34,390   $ 26,280   $20,251        $16,374      $16,301      $15,585
CASH FLOW DATA (000)
From operations...................  $   131   $  1,093   $    64        $ 2,553      $    10      $   712
Dividends paid (1)................       --         --        --             --         (583)          --
From investing....................   (6,233)   (13,668)   (6,387)        (2,028)        (873)      (4,943)
From financing....................    5,391     10,898     7,356            (36)         979        3,112
Change in cash & equivalents......  $  (711)  $ (1,677)  $ 1,033        $   489      $   116      $(1,119)

---------------

     (1) Dividends paid pertain to Subchapter S distributions made to former PRL shareholders for pre-acquisition earnings.

     All of the information shown in the table above for the two year period ended June 30, 1996 has been restated to reflect the combined operations of Akorn and Pasadena Research Laboratories, Inc. (PRL).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

     The Company's revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by the ophthalmic and injectable segments, from sales of surgical instruments and related products by the ophthalmic segment and from sales of contract manufacturing services by the injectable segment. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Income bear to revenues for the years ended December 31, 1999, 1998 and 1997.

                                                              YEARS ENDED DECEMBER 31,
                                                               1999     1998     1997
                                                              ------   ------   ------
Revenues
     Ophthalmic.............................................    50%      52%      59%
     Injectable.............................................    50       48       41
                                                               ---      ---      ---
Total revenues..............................................   100%     100%     100%
Gross profit................................................    52       51       44
Selling, general and administrative expenses................    26       24       28
Amortization of intangibles.................................     3        4        1
Research and development expenses...........................     4        7        4
Operating income............................................    19       17        8
Net income..................................................    10%       8%       4%

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998

     Net sales increased 14.1% for the year ended December 31, 1999 compared to the prior year. Ophthalmic segment sales increased 11.2%, primarily due to previously acquired products and product licensing agreements entered into in 1999. Injectable segment sales increased 17.1%, primarily due to strong sales of anesthesia products.

     Consolidated gross profit increased 15.2% for the year, with gross margins increasing from 51.3% to 51.8%. The increase in gross margins was caused by branded products acquired in 1998 being included in the full year results for 1999 and the resultant shift in sales mix to higher margin products. 1999 cost of sales includes $1.4 million in unfavorable manufacturing variances resulting from under-utilization of manufacturing capacity at the Somerset, New Jersey facility. Management expects the unfavorable manufacturing variances to continue until additional product approvals are obtained at the Somerset facility.

     Selling, general and administrative expenses (SG&A) increased 25.9% from 1998, resulting from new hires in 1999 and the associated salary and salary related expenses being included in the full year results for 1999 (28.9%) as well as one time consulting fees (55.5%) and warehouse related expenses (69.5%). Management expects the growth rate for SG&A expenses to significantly decrease in 2000.

     Amortization of intangibles decreased 18.9% for the year, reflecting the expiration of a patent in May 1999.

     Research and development expenses ("R&D") decreased 31.6%, primarily reflecting the conclusion of clinical studies on TP-1000, a migraine product, in December 1998. Since obtaining favorable preliminary clinical data, the Company has been seeking a partner to continue development of this product. The Company did not conduct clinical studies in 1999 until late in the third quarter, when a third Piroxicam trial began. Management expects R&D expenses to increase to approximately $4,000,000 in 2000, as three additional NDA projects begin to move through the pipeline. See "Item 1. Description of Business--Research and Development".

     During 1998, the Company recorded $350,000 in charges related to a cancelled public equity offering.

     Interest expense increased 32.4%, reflecting higher average outstanding debt balances related to prior year product acquisitions and 1999 capital spending.

     Net income for 1999 was $6,670,000 or $0.36 per diluted share compared to $4,647,000 or $0.25 per diluted share for the prior year. The increase in earnings resulted from the above mentioned items.

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

     Selling, general and administrative expenses (SG&A) increased 11.2%, reflecting increased provisions for employee performance bonuses and expenses associated with the new corporate office facility in Buffalo Grove, Illinois.

     Amortization of intangibles increased 584.9% for the year, reflecting significant product acquisitions in 1998.

     R&D expenses increased 114.1%, primarily reflecting accelerated development of TP-1000, a migraine product.

     During 1998, the Company recorded $350,000 in charges related to a cancelled public equity offering. During 1997, the Company recorded $1,451,000 in charges related to the relocation of the ophthalmic division and executive offices from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance $494,000, and retention bonus payments, $151,000, as well as a write-down of the Abita Springs facility and equipment to net realizable value, $378,000 and moving relocations costs, $144,000.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, is effective for the fiscal quarters of the Company's fiscal year ending December 31, 2001. The Company is in the process of evaluating the effect of this Statement on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

     As of December 31, 1999, the Company had cash and cash equivalents of $25,000. Working capital at that date was $26,158,000 versus $11,040,000 at December 31, 1998 resulting primarily from the refinancing of $11,000,000 of current liabilities with long term debt under the Company's new $45 million credit facility and an increase in receivables and inventory of $11,999,000. The Company manages its cash balances to minimize interest expense on its line of credit borrowing. At December 31, 1999, the Company had $16.8 million available under its revolving credit facility.

     During the year ended December 31, 1999, the Company generated $131,000 in cash from operations after financing its working capital requirements, primarily an increase in accounts receivable and inventories related to increased sales volume, including acquired products. Management anticipates additional investment in working capital to finance continued sales growth, but has active working capital management initiatives in place to reduce receivables and inventory levels. Investing activities, which include the purchase of product-related intangible assets as well as equipment required $6,233,000 in cash. Purchases of equipment for the manufacture of lyophilized (freeze-dried) pharmaceuticals accounted for $2,507,000 of the $6,233,000 cash used in investing activities and the Company expects to incur an additional $5,187,000 for such purchases during 2000. Financing activities provided $5,391,000 in cash primarily through a net $4,216,000 increase in long-term debt and $1,337,000 from stock option exercises. The Company's repayment of capital lease obligations used $162,000 in cash.

     Capital expenditures for equipment in 1999 and 1998 principally relate to the Company's lyophilization project as discussed in Note F to the Consolidated Financial Statements.

     In 1997 the Company entered into a $15 million revolving credit arrangement, increased to $25 million in 1998, and subsequently increased to $45 million in 1999, subject to certain financial covenants. See Note H to Consolidated Financial Statement for a description of this indebtedness and other indebtedness of the Company. Management believes that cash flow from operations, in conjunction with borrowing availability under its credit facility, will be sufficient to meet the cash needs of the business for the foreseeable future, but additional long-term financing may be needed to finance product development or acquisitions. There are no guarantees that such financing will be available or available at an acceptable cost.

YEAR 2000 ISSUES

     The Company established a process to identify and resolve the business issues associated with Year 2000 and expended resources to ensure that its critical processes were Year 2000 compliant. The Company did not experience any business disruptions associated with Year 2000. The Company will continue to monitor its computer applications throughout Year 2000 to ensure that any latent Year 2000 matters are addressed promptly.

SELECTED QUARTERLY DATA (UNAUDITED)
In Thousands, Except Per Share Amounts

                                                                           NET INCOME (LOSS)
                                                                     ------------------------------
                                                   NET      GROSS             PER SHARE   PER SHARE
                                                  SALES    PROFIT    AMOUNT     BASIC      DILUTED
                                                 -------   -------   ------   ---------   ---------
Year Ended December 31, 1999:
  1st Quarter..................................  $14,719   $ 7,436   $1,458    $ 0.08      $ 0.08
  2nd Quarter..................................   16,089     8,323    1,675      0.09        0.09
  3rd Quarter..................................   16,795     8,932    1,702      0.09        0.09
  4th Quarter..................................   17,029     8,786    1,835      0.11        0.10
                                                 -------   -------   ------    ------      ------
                                                 $64,632   $33,477   $6,670    $ 0.37      $ 0.36
                                                 =======   =======   ======    ======      ======
Year Ended December 31, 1998:
  1st Quarter..................................  $12,051   $ 6,242   $1,048    $ 0.06      $ 0.06
  2nd Quarter..................................   13,987     7,021    1,101      0.06        0.06
  3rd Quarter..................................   15,138     7,868    1,088      0.06        0.06
  4th Quarter..................................   15,491     7,929    1,410      0.08        0.08
                                                 -------   -------   ------    ------      ------
                                                 $56,667   $29,060   $4,647    $ 0.26      $ 0.25
                                                 =======   =======   ======    ======      ======

FACTORS THAT MAY EFFECT FUTURE RESULTS

  Government Regulation

     Virtually all aspects of the Company's business are regulated by federal and state statutes and government agencies. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of the Company's products, and disposal of waste products arising from such activities, are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Drug Enforcement Agency ("DEA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the Occupational Safety and Health Administration ("OSHA") and the U.S. Environmental Protection Agency ("EPA"). These activities are also regulated by similar state and local agencies. Failure to comply with applicable statutes and government regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     All pharmaceutical manufacturers, including the Company, are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act ("FDC Act"). Under the FDC Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with current good manufacturing practices ("cGMP"), to recall products which present a health risk, and to seek civil monetary and criminal penalties. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products marketed by the Company or the halting of manufacturing operations of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, product recalls may be issued at the discretion of the Company, the FDA or other government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that recalls of the Company's pharmaceutical products will not occur in the future. Any product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

     All "new drugs" must be the subject of an FDA-approved new drug application ("NDA") before they may be marketed in the United States. Certain prescription drugs are not currently required to be the subject of an approved NDA but, rather, may be marketed pursuant to an FDA regulatory enforcement policy permitting continued marketing of those drugs until the FDA determines whether they are safe and effective. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application ("ANDA") before they may be marketed in the United States. The FDA has the authority to withdraw existing NDA and ANDA approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved NDA or ANDA for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with cGMP and drugs subject to an approved NDA or ANDA must be manufactured, processed, packaged, held, and labeled in accordance with information contained in the NDA or ANDA.

     The Company and its third-party manufacturers are subject to periodic inspection by the FDA to assure such compliance. The FDA imposes additional stringent requirements on the manufacture of sterile pharmaceutical products to ensure the sterilization processes and related control procedures consistently produce a sterile product. Additional sterile manufacturing requirements include the submission for expert review of detailed documentation for sterilization process validation in drug applications beyond those required for general manufacturing process validation. Various sterilization process requirements are the subject of detailed FDA guidelines, including requirements for the maintenance of microbiological control and quality stability. Pharmaceutical products must be distributed, sampled and promoted in accordance with FDA requirements. The FDA also regulates drug labeling and the advertising of prescription drugs. The Company believes its operating facilities and practices are in compliance with applicable federal and state law. However, a finding by a governmental agency or court that the Company is not in compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

     While the Company believes that all of its current pharmaceuticals are lawfully marketed in the United States under current FDA enforcement policies or have received the requisite agency approvals for manufacture and sale, such marketing authority is subject to withdrawal by the FDA. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals which may or may not be granted and which may be subject to a lengthy application process. Any change in the FDA's enforcement policy or any decision by the FDA to require an approved NDA or ANDA for a Company product not currently subject to the approved NDA or ANDA requirements or any delay in the FDA approving an NDA or ANDA for a Company product could have a material adverse effect on the Company's business, financial condition and results of operations.

     A number of products marketed by the Company are "grandfathered" drugs which are permitted to be manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed prior to enactment of relevant sections of the FDC Act. The regulatory status of these products is subject to change and/or challenge by the FDA, which could establish new standards and limitations for manufacturing and marketing such products, or challenge the evidence of prior manufacturing and marketing upon which grandfathering status is based. The Company is not aware of any current efforts by the FDA to change the status of any of its "grandfathered" products, but there can be no assurance that such initiatives will not occur in the future. Any such change in the status of the Company's "grandfathered" products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also manufactures and sells drugs which are "controlled substances" as defined in the federal Controlled Substances Act and similar state laws, which establishes, among other things, certain licensing, security and record keeping requirements administered by the DEA and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The DEA could limit or reduce the amount of controlled substances which the Company is permitted to manufacture and market. The Company has not experienced sanctions or fines for non-compliance with the foregoing regulations, but no assurance can be given that any such sanctions or fines would not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company cannot determine what effect changes in regulations or statutes or legal interpretation, when and if promulgated or enacted, may have on its business in the future. Changes could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes or new legislation could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities

     The Company's strategy for growth is dependent upon its ability to develop products that can be promoted through existing marketing and distribution channels and, when appropriate, the enhancement of such marketing and distribution channels. The Company currently has 42 ANDAs in various stages of development and anticipates filing four NDAs. See "Item 1. Description of Business - Research and Development." The Company may not meet its anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that it has submitted or anticipates submitting. The internal development of new pharmaceutical products by the Company is dependent upon the research and development capabilities of the Company's personnel and its infrastructure. There can be no assurance that the Company will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into its existing product lines. In addition, there can be no assurance that the Company will receive all necessary approvals from the FDA or that such approvals will not involve delays which adversely affect the marketing and sale of the Company's products. The Company's failure to develop new products or receive FDA approval of ANDAs or NDAs, could have a material adverse effect on the Company's business, financial condition and results of operations. Another part of the Company's growth strategy is to develop the capability to manufacture lyophilized (freeze-dried) pharmaceutical products. While the Company has devoted resources to developing these capabilities, it may not be successful in developing these capabilities, or the Company may not realize the anticipated benefits from developing these capabilities.

     Generic Substitution

     The Company's branded pharmaceutical products are subject to competition from generic equivalents and alternative therapies. Generic pharmaceuticals are the chemical and therapeutic equivalents of brand-name pharmaceuticals and represent an increasing proportion of pharmaceuticals dispensed in the United States. There is no proprietary protection for most of the branded pharmaceutical products sold by the Company and generic and other substitutes for most of its branded pharmaceutical products are sold by other pharmaceutical companies. In addition, governmental and cost-containment pressures regarding the dispensing of generic equivalents will likely result in generic substitution and competition generally for the Company's branded pharmaceutical products. Although the Company attempts to mitigate the effect of this substitution through, among other things, creation of strong brand-name recognition and product-line extensions for its branded pharmaceutical products, there can be no assurance that the Company will be successful in these efforts. Increased competition in the sale of generic pharmaceutical products could have a material adverse effect on the Company's business, financial condition and results of operations. Generic substitution is regulated by the federal and state governments, as is reimbursement for generic drug dispensing. There can be no assurance that substitution will be permitted for newly-approved generic drugs or that such products will be subject to government reimbursement.

     Dependence on Generic and Off-Patent Pharmaceutical Products

     The success of the Company depends, in part, on its ability to anticipate which branded pharmaceuticals are about to come off patent and thus permit the Company to develop, manufacture and market equivalent generic pharmaceutical products. Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices which are significantly lower than that of branded pharmaceuticals. In addition, generic products that third parties develop may render the Company's generic products noncompetitive or obsolete. Although the Company has successfully brought generic pharmaceutical products to market in a timely manner in the past, there can be no assurance that the Company will be able to consistently bring these products to market quickly and efficiently in the future. An increase in competition in the sale of generic pharmaceutical products or the Company's failure to bring such products to market before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition; Uncertainty of Technological Change

     The Company competes with other pharmaceutical companies, including major pharmaceutical companies with financial resources substantially greater than those of the Company, in developing, acquiring, manufacturing and marketing pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, under development or acquired by other pharmaceutical companies, may be more effective or offered at lower prices than the Company's current or future products. The industry is characterized by rapid technological change which may render the Company's products obsolete, and competitors may develop their products more rapidly than the Company. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of the Company's products. The Company believes that competition in sales of its products is based primarily on price, service, availability and product efficacy. There can be no assurance that: (i) the Company will be able to develop or acquire commercially attractive pharmaceutical products; (ii) additional competitors will not enter the market; or (iii) competition from other pharmaceutical companies will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Supply of Raw Materials and Components

     The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for itself and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company's development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Third-Party Manufacturers

     The Company derives a significant portion of its net sales from the sale of products manufactured by third parties, including its competitors in some instances. There can be no assurance that the Company's dependence on third parties for the manufacture of such products will not adversely affect the Company's profit margins or its ability to develop and deliver its products on a timely and competitive basis. If for any reason the Company is unable to obtain or retain third-party manufacturers on commercially acceptable terms, it may not be able to distribute certain of its products as planned. No assurance can be made that the manufacturers utilized by the Company will be able to provide the Company with sufficient quantities of its products or that the products supplied to the Company will meet the Company's specifications. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Product Liability

     The Company faces exposure to product liability claims in the event that the use of its technologies or products or those it licenses from third parties is alleged to have resulted in adverse effects in users thereof. Receipt of regulatory approval for commercial sale of such products does not mitigate such product liability risks. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact sales of such products. The Company currently has product liability insurance in the amount of $10.0 million for aggregate annual claims with a $25,000 deductible per incident and a $150,000 aggregate annual deductible. However, there can be no assurance that its insurance coverage will be sufficient to cover fully potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Acquisition and Licensing of Pharmaceutical Products

     As part of its growth strategy, the Company plans to purchase or license pharmaceutical product lines of other pharmaceutical or biotechnology companies. Other companies, including those with substantially greater financial, marketing and other resources, compete with the Company for the right to acquire or license such products. The Company's success in executing this strategy depends, in part, on its ability to identify potential products that meet the Company's criteria, including possessing a recognizable brand name or being complementary to the Company's existing product lines. There can be no assurance that the Company will have success in identifying potential product acquisitions or licensing opportunities or that, if identified, it will complete such product acquisitions or obtain such licenses on acceptable terms or that it will successfully integrate any acquired or licensed products into its existing product lines. The inability to complete acquisitions of, or obtain licenses for, pharmaceutical products could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that the Company, once it has obtained rights to a pharmaceutical product and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss. Any inability to generate such sufficient sales or any subsequent reduction of sales could have a material adverse effect on the Company's business, financial condition and result of operations.

     Patents and Proprietary Rights

     The patent position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications relating to the Company's potential products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who: (i) successfully challenge the Company's patents; (ii) obtain patents that may have an adverse effect on the Company's ability to conduct business; or (iii) are able to circumvent the Company's patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by the Company, which could prevent the Company from obtaining patent protection for these discoveries or marketing products developed therefrom. Consequently, there can be no assurance that others will not independently develop pharmaceutical products similar to or obsoleting those that the Company is planning to develop, or duplicate any of the Company's products. The inability of the Company to obtain patents for its products and processes or the ability of competitors to circumvent or obsolete the Company's patents could have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Attract and Retain Key Personnel in Highly Competitive Marketplace

     The Company's performance depends, to a large extent, on the continued service of its key research and development personnel, other technical employees, managers and sales personnel and its ability to continue to attract and retain such personnel. Competition for such personnel is intense, particularly for highly motivated and experienced research and development and other technical personnel. The Company is facing increasing competition from companies with greater financial resources for such personnel. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly-skilled personnel in the future, and the inability to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Key Executive Officers

     The Company's success will depend, in part, on its ability to retain its key executive officers. The loss of one or more of the Company's key executive officers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Quarterly Fluctuation of Results; Possible Volatility of Stock Price

     The Company's results of operations may vary from quarter to quarter due to a variety of factors including the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for Company products, expenditures incurred to acquire and promote pharmaceutical products, changes in the Company's customer base, a customer's termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by the Company's competitors, loss of key personnel, changes in the mix of products sold by the Company, changes in sales and marketing expenditures and competitive pricing pressures. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Such fluctuations may result in volatility in the price of the Company's Common Stock.

     Relationships With Other Entities; Conflicts of Interest

     Mr. John N. Kapoor, Ph.D., the Company's Chairman of the Board is affiliated with EJ Financial Enterprises, Inc., a health care investment firm ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor devotes limited time to the business of the Company. Although such companies do not currently compete directly with the

Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. Potential conflicts of interest could have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, is effective for the fiscal quarters of the Company's fiscal year ending December 31, 2001. The Company is in the process of evaluating the effect of this Statement on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure is limited to interest rate changes on its revolving credit agreement. The revolving credit agreement bears interest at rates which fluctuate at the federal funds rate or LIBOR plus an applicable percentage, depending upon certain financial ratios. All of the Company's remaining long-term debt is at fixed interest rates. The Company believes that reasonable possibly near-term changes in interest rates would not have a material effect on the Company's financial position, results of operations and cash flows.

     The Company's financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amount of these instruments, except debt, approximate fair value due to their short-term nature. The estimated fair value of the Company's debt instruments is based upon rates currently available to the Company for debt with similar terms and remaining maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in Part II, Item 8 of this Form 10-K.

Report of Independent Auditors..............................      19
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................      20
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................      21
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............      22
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................      23
Notes to Consolidated Financial Statements..................      24

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Akorn, Inc.:

We have audited the accompanying consolidated balance sheets of Akorn, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Chicago, Illinois
February 25, 2000

                                  AKORN, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $    25    $   736
  Trade accounts receivable (less allowance for
     uncollectibles of $226 and $425 at December 31, 1999
     and 1998, respectively)................................     17,695     11,165
  Inventory.................................................     16,473     11,004
  Deferred income taxes.....................................        803        932
  Prepaid expenses and other assets.........................        855      1,111
                                                                -------    -------
     TOTAL CURRENT ASSETS...................................     35,851     24,948
                                                                -------    -------
OTHER ASSETS
  Intangibles, net..........................................     19,412     20,541
  Other.....................................................         23         67
                                                                -------    -------
     TOTAL OTHER ASSETS.....................................     19,435     20,608
PROPERTY, PLANT AND EQUIPMENT, NET..........................     20,812     15,860
                                                                -------    -------
     TOTAL ASSETS...........................................    $76,098    $61,416
                                                                =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current installments of long-term debt....................    $ 1,305    $ 7,284
  Current portion of capital lease obligations..............         41        161
  Trade accounts payable....................................      4,523      3,476
  Income taxes payable......................................      1,606      1,472
  Accrued compensation......................................      1,049        858
  Accrued expenses and other liabilities....................      1,169        657
                                                                -------    -------
     TOTAL CURRENT LIABILITIES..............................      9,693     13,908
                                                                -------    -------
Long-term debt..............................................     30,643     20,448
Capital lease obligations...................................         --         42
Deferred income taxes.......................................      1,372        738
SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value -- authorized 5,000,000
     shares; none issued
  Common stock, no par value -- authorized 40,000,000
     shares; issued and outstanding 18,650,990 and
     18,121,514 shares at December 31, 1999 and 1998,
     respectively...........................................     19,392     17,952
  Retained earnings.........................................     14,998      8,328
                                                                -------    -------
     TOTAL SHAREHOLDERS' EQUITY.............................     34,390     26,280
                                                                -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $76,098    $61,416
                                                                =======    =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Net sales...................................................  $64,632   $56,667   $42,323
Cost of goods sold..........................................   31,155    27,607    23,547
                                                              -------   -------   -------
  GROSS PROFIT..............................................   33,477    29,060    18,776
Selling, general and administrative expenses................   16,733    13,291    11,949
Amortization of intangibles.................................    1,878     2,315       338
Research and development....................................    2,744     4,010     1,873
Relocation costs............................................       --        --     1,451
                                                              -------   -------   -------
                                                               21,355    19,616    15,611
                                                              -------   -------   -------
  OPERATING INCOME..........................................   12,122     9,444     3,165
Interest and other income (expense):
  Interest income...........................................       31         1        41
  Interest expense..........................................   (1,921)   (1,451)     (497)
  Offering costs............................................       --      (350)       --
  Gain on sale of fixed assets..............................      275        --        --
  Other income, net.........................................      132        42       135
                                                              -------   -------   -------
                                                               (1,483)   (1,758)     (321)
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES..................................   10,639     7,686     2,844
Income taxes................................................    3,969     3,039     1,052
                                                              -------   -------   -------
NET INCOME..................................................  $ 6,670   $ 4,647   $ 1,792
                                                              -------   -------   -------
  NET INCOME PER SHARE:
    BASIC...................................................  $  0.37   $  0.26   $  0.11
                                                              -------   -------   -------
    DILUTED.................................................  $  0.36   $  0.25   $  0.11
                                                              =======   =======   =======
Weighted average shares outstanding:
  Basic.....................................................   18,269    17,891    16,614
                                                              =======   =======   =======
  Diluted...................................................   18,573    18,766    16,925
                                                              =======   =======   =======

                      COMPUTATION OF NET INCOME PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Earnings
  Income applicable to common stock.........................  $ 6,670   $ 4,647   $ 1,792
                                                              =======   =======   =======
Shares
  Weighted average number of shares outstanding.............   18,269    17,891    16,614
Net income per share -- basic...............................  $  0.37   $  0.26   $  0.11
                                                              =======   =======   =======
  Additional shares assuming conversion of options..........      304       875       311
                                                              -------   -------   -------
  Weighted average diluted shares...........................   18,573    18,766    16,925
Net income per share -- diluted.............................  $  0.36   $  0.25   $  0.11
                                                              =======   =======   =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    COMMON STOCK
                                                ---------------------
                                                  SHARES                RETAINED   TREASURY
                                                OUTSTANDING   AMOUNT    EARNINGS    STOCK      TOTAL
                                                -----------   -------   --------   --------   -------
Balances at December 31, 1996.................    16,592      $14,174   $ 2,231     $ (31)    $16,374
Net income....................................                            1,792                 1,792
Exercise of stock options.....................        22           46                              46
Exercise of warrant...........................     1,000        2,000                           2,000
Treasury stock reissued.......................         9                    (13)       31          18
Employee stock purchase plan..................         7           21                              21
                                                  ------      -------   -------     -----     -------
Balances at December 31, 1997.................    17,630       16,241     4,010        --      20,251
Net income....................................                            4,647                 4,647
Treasury stock received in lieu of cash.......       (56)                            (465)       (465)
Exercise of stock options.....................       484        1,649                           1,649
Treasury stock reissued.......................        56                   (329)      465         136
Employee stock purchase plan..................         8           62        --        --          62
                                                  ------      -------   -------     -----     -------
Balances at December 31, 1998.................    18,122       17,952     8,328        --      26,280
Net income....................................                            6,670                 6,670
Treasury stock received in lieu of cash.......        (9)                             (35)        (35)
Exercise of stock options.....................       478        1,228                           1,228
Management bonus paid in stock................        27          109                             109
Treasury stock reissued.......................         9           (6)                 35          29
Employee stock purchase plan..................        32          109        --        --         109
                                                  ------      -------   -------     -----     -------
Balances at December 31, 1999.................    18,659      $19,392   $14,998     $  --     $34,390
                                                  ======      =======   =======     =====     =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1999       1998      1997
                                                              --------   --------   -------
OPERATING ACTIVITIES
Net income..................................................  $  6,670   $  4,647   $ 1,792
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     3,161      3,615     1,515
     Gain on disposal of fixed assets.......................      (245)        --        --
     Stock bonus............................................       109         --        --
     Provision for losses on accounts receivable and
       inventory............................................        --         --     1,188
     Deferred income taxes..................................       763        307        34
     Write down of building and equipment...................        --         --       400
     Other..................................................        (6)        --        43
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (6,992)    (5,736)   (4,170)
       Inventory, prepaid expenses and other assets.........    (5,213)    (1,770)   (2,235)
       Trade accounts payable and accrued expenses..........     1,750       (980)    1,721
       Income taxes payable.................................       134      1,010       461
       Pre-funded development costs.........................        --         --      (685)
                                                              --------   --------   -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........       131      1,093        64
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................    (6,157)    (4,765)   (1,154)
Proceeds from disposal of fixed assets......................       629         --        --
Product licensing costs.....................................      (705)    (1,820)      (68)
Sales of investments........................................        --         96       480
Purchase of product intangibles.............................        --     (7,179)   (5,645)
                                                              --------   --------   -------
NET CASH USED IN INVESTING ACTIVITIES.......................    (6,233)   (13,668)   (6,387)
FINANCING ACTIVITIES
Proceeds from exercise of stock options.....................     1,337      1,102     2,085
Repayments of long-term debt................................   (22,584)    (2,583)      (33)
Proceeds from issuance of long-term debt....................    26,800     14,404     3,955
Principal payments under capital lease obligations..........      (162)      (149)     (151)
Short-term borrowings, net..................................        --     (1,750)    1,500
Debt acquisition costs......................................        --       (126)       --
                                                              --------   --------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     5,391     10,898     7,356
                                                              --------   --------   -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............      (711)    (1,677)    1,033
Cash and cash equivalents at beginning of year..............       736      2,413     1,380
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $     25   $    736   $ 2,413
                                                              ========   ========   =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company), Compass Vision, Inc. (Compass), Spectrum Scientific Pharmaceuticals, Inc. (Spectrum), Walnut Pharmaceuticals, Inc. (Walnut) and Akorn (New Jersey), Inc. Balances and activities of Compass, Spectrum and Walnut are immaterial. Intercompany transactions and balances have been eliminated in consolidation.

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

     Inventory: Inventory is stated at the lower of cost (average cost method) or market (see Note E). Provision is made for slow-moving, unsalable or obsolete items.

     Stock Compensation Plans: The Company has an Incentive Compensation Plan under which any officer or key employee is eligible to receive options as designated by the Company's Board of Directors. The Company also has a Stock Option Plan for directors under which directors are granted nonqualified options.

     Intangibles: Intangibles consist primarily of product licensing and other such costs which are capitalized and amortized on the straight line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 1999 and 1998 was $4,523,000 and $2,976,000, respectively.

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

     Fair Value of Financial Instruments: The Company's financial instruments include cash, accounts receivable, accounts payable and term debt. The fair values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the

Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

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

NOTE C -- PRODUCT AND OTHER ACQUISITIONS

     In March 1999, the Company purchased Paredrine from Pharmics for $62,500 in cash. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

     On February 1, 1999, the Company paid $400,000 in cash to Eastman Kodak to license IC Green raw material manufacturing processes. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

     On August 1, 1998, the Company entered into an agreement to purchase three ophthalmic products, Fluress, Ful-Glo and Rose Bengal, from Allergan, Inc. The total purchase price was $4,650,000 with $2,000,000 paid in cash upon closing and two additional payments of $1,500,000 and $1,150,000 payable on the next two anniversaries of the closing date. The Company is imputing interest on these payments with a 7.5 percent interest rate. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

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

     On January 21, 1998, the Company announced the purchase of the New Drug Application (NDA), trademark and U.S. trade name rights to Paremyd, a topical mydriatic combination product, from Allergan. Paremyd had been off the market for all of 1997 due to a raw material shortage. The Company is awaiting FDA approval to manufacture the product. The total purchase price was $700,000, with $500,000 paid in cash upon closing and $200,000 payable upon receipt of an approved supplement from the FDA or twelve months from closing, whichever is sooner. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

     On January 13, 1998, the Company announced the purchase of two branded injectable products, Sufenta and Alfenta, from Janssen Pharmaceutica, Inc. The products are injectable opioid analgesics indicated for use in the induction and maintenance of general anesthesia. Both were NDA products, and Alfenta remains covered under patent. The total purchase price was $6,600,000, with $2,200,000 paid in cash upon closing and two additional payments of $2,200,000 payable on the next anniversary of the closing date and on December 29, 1999, respectively. The second two payments were secured by irrevocable bank letters of credit, which were issued under the revolving credit facility (see Note H). The acquisition cost has been allocated to intangibles and will be amortized for 17 months (patent) and 15 years.

NOTE D -- ALLOWANCE FOR UNCOLLECTIBLES

     The activity in the allowance for uncollectibles for the periods indicated is as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1999      1998      1997
                                                                  ----      ----      -----
Balance at beginning of year................................      $425      $522      $ 359
Provision for bad debts.....................................       161        50        285
Specific reversal of doubtful account.......................      (300)       --         --
Accounts written off........................................       (60)     (147)      (122)
                                                                  ----      ----      -----
Balance at end of year......................................      $226      $425      $ 522
                                                                  ====      ====      =====

NOTE E -- INVENTORY

     The components of inventory are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Finished goods..............................................  $10,316   $ 6,947
Work in process.............................................    2,179     2,635
Raw materials and supplies..................................    3,978     1,422
                                                              -------   -------
                                                              $16,473   $11,004
                                                              =======   =======

     Inventory at December 31, 1999 and 1998 is reported net of reserves for slow-moving, unsalable and obsolete items of $134,000 and $572,000, respectively.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Land........................................................  $    396   $    479
Buildings and leasehold improvements........................     7,763      7,544
Furniture and equipment.....................................    17,955     15,984
Automobiles.................................................        55         32
                                                              --------   --------
                                                                26,169     24,039
Accumulated depreciation....................................   (11,677)   (10,744)
                                                              --------   --------
                                                                14,492     13,295
Construction in progress....................................     6,320      2,565
                                                              --------   --------
                                                              $ 20,812   $ 15,860
                                                              ========   ========

     Construction in progress represents capital expenditures principally related to the Company's lyophilization project which will enable the Company to perform processes in-house which are currently being performed by a sub-contractor. The Company is committed to $1.4 million in additional construction costs.

NOTE G -- PRE-FUNDED DEVELOPMENT COSTS

     As part of a cross-licensing agreement with Pfizer, Inc. (Pfizer), the Company was paid an advance of $1 million to be used to fund the costs of developing a non-steroidal anti-inflammatory drug for ophthalmic indications. During the twelve months ended December 31, 1997, the Company incurred development costs of $534,696 which were charged against the pre-funded balance.

NOTE H -- FINANCING ARRANGEMENTS

     The Company's long-term debt consists of (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Payable under lines of credit...............................  $28,200   $16,700
Mortgages payable secured by real property located in
  Decatur, Illinois.........................................    2,678     2,897
Notes payable secured by various assets, with maturities
  through 2000 at interest rates ranging from 7.5% to
  10.25%....................................................    1,070     8,135
                                                              -------   -------
                                                               31,948    27,732
Less current portion........................................    1,305     7,284
                                                              -------   -------
Long-term debt..............................................  $30,643   $20,448
                                                              =======   =======

     Maturities of debt are as follows (in thousands):

Year ending December 31:
2000........................................................  $ 1,305
2001........................................................   28,453
2002........................................................      273
2003........................................................      293
2004........................................................      316
Thereafter..................................................    1,308
                                                              -------
          Total.............................................  $31,948
                                                              =======

     In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999, of which there were outstanding borrowings of $28,200,000 and letters of credit of $35,000 at December 31, 1999. The total outstanding principal balance is payable in full on December 28, 2001. Outstanding borrowings under this facility currently bear interest at the federal funds rate or LIBOR plus an applicable percentage, depending on certain financial ratios, which interest rate was 5.365% at December 31, 1999.

     The agreement provides that an annual commitment fee be paid by the Company based on 0.25% of the average daily unused amount of the facility. The agreement also requires the Company to maintain certain financial covenants including, but not limited to: minimum net income, minimum net worth, minimum cash flow coverage and maximum funded debt to EBITDA. The agreement prohibits the Company from declaring any cash dividends on its common stock. The revolving credit facility is secured by substantially all of the assets of the Company and its subsidiaries, excluding real property located in Decatur, Illinois.

     On June 1, 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $2,678,000 at December 31, 1999. The principal balance is amortized over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     On August 1, 1998, the Company entered into an agreement to purchase three ophthalmic products from Allergan, Inc. The total purchase price was $4,650,000 with $2,000,000 paid in cash upon closing and two additional payments of $1,500,000 and $1,150,000 payable on the next two anniversaries of the closing date. The Company is imputing interest on these payments with a 7.5% interest rate.

NOTE I -- LEASING ARRANGEMENTS

     The Company leases certain equipment under capital leasing arrangements which expire through the year 2000.

     Property, plant and equipment includes the following amounts relating to such capital leases (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Furniture and equipment.....................................  $ 806   $ 806
Less accumulated depreciation...............................   (697)   (540)
                                                              -----   -----
                                                              $ 109   $ 266
                                                              =====   =====

     Depreciation expense provided on these assets was $157,034, for each of the years ended December 31, 1999, 1998 and 1997.

     The following is a schedule, by year, of future minimum lease payments under these capital leases together with the present value of the net minimum lease payments (in thousands):

Year ending December 31, 2000...............................  $43
                                                              ---
Total Minimum Lease Payments................................   43
Less: Amount Representing Interest..........................   (2)
                                                              ---
Present Value of Net Minimum Lease Payments.................  $41
                                                              ===

     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $906,167, $570,288, and $289,276 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The following is a schedule, by year, of future minimum rental payments required under these non-cancelable operating leases (in thousands):

Years ended December 31,
2000........................................................  $  627
2001........................................................     900
2002........................................................     606
2003........................................................     302
2004........................................................     290
2005........................................................     286
2006........................................................     286
2007........................................................     286
2008........................................................      24
                                                              ------
Total Minimum Payments Required.............................  $3,607
                                                              ======

     The Company currently sub-lets portions of its leased space. Rental income under these sub-leases was $211,043 in 1999 and $41,160 in 1998.

NOTE J -- STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     Under the 1988 Incentive Compensation Program (the "Incentive Program") any officer or key employee of the Company is eligible to receive options as designated by the Company's Board of Directors. As of December 31, 1999, 4,500,000 shares of the Company's Common Stock are reserved to be issued under the Incentive Program. The exercise price of the options granted under the Incentive Program may not be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended December 31, 1999, 1998 and 1997 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years.

     Under the 1991 Stock Option Plan for Directors (the "Directors' Plan") persons elected as directors of the Company are granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. As of December 31, 1999, 500,000 shares of the Company's Common Stock are reserved to be issued under the Directors' Plan. Options granted under the Directors' Plan vest immediately and expire five years from the date of grant.

     A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the years ended December 31, 1999, 1998 and 1997 is presented below (shares in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                    1999                1998                1997
                                                              -----------------   -----------------   -----------------
                                                                       WEIGHTED            WEIGHTED            WEIGHTED
                                                                       AVERAGE             AVERAGE             AVERAGE
                                                                       EXERCISE            EXERCISE            EXERCISE
                                                              SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                                              ------   --------   ------   --------   ------   --------
Outstanding at beginning of period..........................   1,952   $   3.16    1,899    $2.35     1,281     $2.35
Granted.....................................................     777   $   4.53      784    $5.18       927     $2.38
Exercised...................................................    (478)  $   2.71     (530)   $2.20       (22)    $2.13
Expired/Canceled............................................    (350)  $   4.19     (201)   $5.96      (287)    $2.46
                                                              ------              ------              -----
Outstanding at end of period................................   1,901   $   3.64    1,952    $3.16     1,899     $2.35
                                                              ======              ======              =====
Options exercisable at end of period........................   1,088   $   3.19    1,033    $2.87     1,086     $2.35
Options available for future grant..........................   1,736               2,163              1,246
Weighted average fair value of options granted during the
  period....................................................           $   2.37             $2.58               $1.04

     The fair value of each option granted during the year ended December 31, 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 51%, (iii) risk-free interest rate of 6.5% and (iv) expected life of 5 years.

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

     The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                              ----------------------------------------------------   ---------------------------------
                                  NUMBER       WEIGHTED AVERAGE                          NUMBER
                              OUTSTANDING AT      REMAINING       WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
                               DECEMBER 31,      CONTRACTUAL          EXERCISE        DECEMBER 31,        EXERCISE
RANGE OF EXERCISE PRICES           1999              LIFE              PRICE              1999             PRICE
------------------------      --------------   ----------------   ----------------   --------------   ----------------
$1.50.......................         65           0.7 years           $   1.50                65          $   1.50
$1.75 -- $2.12..............          5           2.5 years           $   2.12                 4          $   2.12
$2.13 -- $2.20..............        412           2.3 years           $   2.15               349          $   2.14
$2.28 -- $2.54..............        144           2.3 years           $   2.36               112          $   2.36
$2.63 -- $2.81..............        134           2.0 years           $   2.73               122          $   2.73
$2.88 -- $3.94..............        100           3.9 years           $   3.92                51          $   3.92
$3.97 -- $4.60..............        610           3.9 years           $   4.18               236          $   4.16
$4.69 -- $5.56..............        411           4.0 years           $   5.13               129          $   5.22
$8.00 -- $8.38..............         20           3.4 years           $   8.38                20          $   8.38
                                  -----                                                 --------
                                  1,901                                                    1,088
                                  =====                                                 ========

     The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

     Had compensation cost for the Company's stock-based compensation plans been determined based on Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and net income per share for the years ended December 31, 1999, 1998 and 1997 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   1999                  1998                  1997
                                            -------------------   -------------------   -------------------
                                               AS                    AS                    AS
                                            REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED   PROFORMA
                                            --------   --------   --------   --------   --------   --------
Net income,(loss).........................   $6,670     $5,939     $4,647     $4,110     $1,792     $1,441
                                             ======     ======     ======     ======     ======     ======
Net income per share - diluted............   $ 0.36     $ 0.32     $ 0.25     $ 0.22     $ 0.11     $ 0.09
                                             ======     ======     ======     ======     ======     ======

     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company's common stock may be acquired under the terms of the Plan. Purchases of shares issued from treasury stock approximated 7,000, 8,000 and 9,000 shares, respectively, during the years ended December 31, 1999, 1998 and 1997. New shares issued under the plan approximated 26,000 in 1999, 8,000 in 1998 and 11,000 in 1997.

NOTE K -- INCOME TAXES

     The income tax provision (benefit) consisted of the following (in thousands):

                                                                CURRENT    DEFERRED    TOTAL
                                                                -------    --------    ------
Year ended December 31, 1999:
  Federal...................................................    $2,561      $ 636      $3,197
  State.....................................................       645        127         772
                                                                ------      -----      ------
                                                                $3,206      $ 763      $3,969
                                                                ======      =====      ======
Year ended December 31, 1998:
  Federal...................................................    $2,124      $ 359      $2,483
  State.....................................................       608        (52)        556
                                                                ------      -----      ------
                                                                $2,732      $ 307      $3,039
                                                                ======      =====      ======
Year ended December 31, 1997:
  Federal...................................................    $1,005      $ (79)     $  926
  State.....................................................        13        113         126
                                                                ------      -----      ------
                                                                $1,018      $  34      $1,052
                                                                ======      =====      ======

     Income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
Computed "expected" tax expense.............................    $3,618    $2,613    $  947
Increase in income taxes resulting from:
  State income taxes, net of federal income tax benefits....       510       371        85
  Other, net................................................      (159)       55        20
                                                                ------    ------    ------
Income tax expense..........................................    $3,969    $3,039    $1,052
                                                                ======    ======    ======

     Deferred tax assets (liabilities) at December 31, 1999 and 1998 include (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Other accrued expenses......................................    $   432        $   621
Intangible assets, net......................................        246            214
Property, plant and equipment, net..........................     (1,735)        (1,208)
Other, net..................................................        488            567
                                                                -------        -------
                                                                $  (569)       $   194
                                                                =======        =======

     The deferred taxes are classified in the accompanying balance sheets as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Deferred tax asset - current................................    $   803         $ 932
Deferred tax liability - noncurrent.........................     (1,372)         (738)
                                                                -------         -----
                                                                $  (569)        $ 194
                                                                =======         =====

NOTE L -- CHANGES IN ACCOUNTING ESTIMATES

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

     The Company records a reserve for slow-moving and obsolete inventory based upon evaluation of product dating and unit sales forecasts. In 1999, the Company incurred $328,000 in charges for unsalable product. Throughout 1999, the Company evaluated its estimate for unsalable product resulting in an estimate decrease of approximately $206,000. This reduction in the reserve balance reflects more timely destruction of obsolete product. During 1998, the Company evaluated its estimate for unsalable product resulting in an estimate increase of approximately $665,000.

     During the quarter ended December 31, 1997, the Company increased its estimate for management bonuses by approximately $300,000.

NOTE M -- RETIREMENT PLAN

     All employees who have attained the age of 21 with six months of service are eligible for participation in the Company's 401(k) Plan. The plan-related expense recognized for the years ended December 31, 1999, 1998 and 1997 totaled $220,203, $89,020 and $65,704, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

NOTE N -- INDUSTRY SEGMENT INFORMATION

     The Company classifies its operations into two business segments, ophthalmic and injectable. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. Selected financial information by industry segment is presented below (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
NET SALES
Ophthalmic..................................................  $32,467   $29,205   $24,901
Injectable..................................................   32,165    27,462    17,422
                                                              -------   -------   -------
  Total net sales...........................................  $64,632   $56,667   $42,323
                                                              =======   =======   =======
OPERATING INCOME
Ophthalmic..................................................  $ 4,338   $ 4,219   $ 1,598
Injectable..................................................    9,208     6,364     2,428
General Corporate...........................................   (1,424)   (1,139)     (861)
                                                              -------   -------   -------
  Total operating income....................................   12,122     9,444     3,165
Interest and other (expense), net...........................   (1,483)   (1,758)     (321)
                                                              -------   -------   -------
Income before income taxes..................................  $10,639   $ 7,686   $ 2,844
                                                              =======   =======   =======
IDENTIFIABLE ASSETS
Ophthalmic..................................................  $38,206   $34,538   $20,957
Injectable..................................................   37,892    26,878    17,758
                                                              -------   -------   -------
  Total identifiable assets.................................  $76,098   $61,416   $38,715
                                                              =======   =======   =======
DEPRECIATION AND AMORTIZATION
Ophthalmic..................................................  $ 1,738   $ 1,009   $   516
Injectable..................................................    1,293     2,632       999
                                                              -------   -------   -------
  Total depreciation and amortization.......................  $ 3,031   $ 3,641   $ 1,515
                                                              =======   =======   =======

     For the year ended December 31, 1997, operating income for the ophthalmic segment includes non-recurring charges of $1,451,000 related to the relocation of the division from Abita Springs, Louisiana to the Chicago area. The charges primarily relate to severance, $494,000, and retention bonus payments, $151,000 as well as a write-down of the Abita Springs facility and equipment to net realizable value, $378,000 and moving relocation costs, $144,000. For the same period, operating income for the injectable segment includes non-recurring charges of $213,000 related to a change in an estimate of the timing of absorption of manufacturing overhead.

     The Company records sales between the segments at fully absorbed cost.

NOTE O -- COMMITMENTS AND CONTINGENCIES

     The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE P -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Interest and taxes paid:
  Interest..................................................  $1,245   $1,121   $  592
  Income taxes..............................................   2,860    1,167      788
Noncash investing and financing activities:
  Treasury stock received for exercise of stock options.....      35      465       --
  Notes issued for product acquisitions.....................      --    6,741    3,250

NOTE Q -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, is effective for the fiscal quarters of the Company's fiscal year ending December 31, 2001. The Company is in the process of evaluating the effect of this Statement on its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders. Information concerning the Company's executive officers is included in Item 1A of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item as to executive compensation is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item as to the ownership of management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the caption "Transactions with Shareholders and Directors" in the Company's definitive Proxy Statement which is to be filed with the Commission within 120 days of the Company's fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     Those exhibits marked with an asterisk (*) refer to exhibits filed herewith and listed in the Exhibit Index which appears immediately before the first such exhibit; the other exhibits are incorporated herein by reference, as indicated in the following list.

          Agreement and Plan of Merger among Akorn, Inc., Taylor, and
          Pasadena Research Laboratories, Inc. dated May 7, 1996,
          incorporated by reference to the Company's report on Form
 (2.0)    10-K for the fiscal year ended June 30, 1996.
          Restated Articles of Incorporation of the Company dated
          September 6, 1991, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year
 (3.1)    ended June 30, 1991.
          Articles of Amendment to Articles of Incorporation of the
          company dated February 28, 1997, incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the
 (3.2)    transition period from July 1, 1996 to December 31, 1996.
          Current Composite of By-laws of the Company, incorporated by reference to Exhibit 3.3 to the Company's report on Form
          10-K for the transition period from July 1, 1996 to December
 (3.3)    31, 1996.
          Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the
 (4.1)    fiscal year ended June 30, 1988.
          Consulting Agreement dated November 15, 1990 by and between
          E. J Financial Enterprises, Inc., a Delaware corporation,
          and the Company, incorporated by reference to Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year
(10.1)    ended June 30, 1991.
          Amendment No. 1 to the Amended and Restated Akorn, Inc. 1988
          Incentive Compensation Program, incorporated by reference to
          Exhibit 10.33 to the Company's report on Form 10-K for the
(10.2)    fiscal year ended June 30, 1992.
          1991 Akorn, Inc. Stock Option Plan for Directors,
          incorporated by reference to Exhibit 4.3 to the Company's
          registration statement on Form S-8, registration number
(10.3)    33-44785.
          Common Stock Purchase Warrant dated September 3, 1992,
          issued by the Company to the John N. Kapoor Trust dated
          September 20, 1989, incorporated by reference to Exhibit No.
          7 to Amendment No. 3 to Schedule 13D, dated September 10,
          1992, filed by John N. Kapoor and the John N. Kapoor Trust
(10.4)    dated September 20, 1989.
          *Amended and Restated Credit Agreement dated September 15,
          1999 among the Company, Akorn (New Jersey), Inc. and The
(10.5)    Northern Trust Company (the "Credit Agreement")
          *Amendment No. 1 to the Credit Agreement dated December 28,
(10.6)    1999.
(21.1)    *Subsidiaries of the Company
(23.1)    *Consent of Deloitte & Touche LLP
(27)      *Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AKORN, INC.

                                          By:      /s/ FLOYD BENJAMIN
                                            ------------------------------------
                                                       Floyd Benjamin
                                                  Chief Executive Officer

Date: March 28, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ FLOYD BENJAMIN                Chief Executive Officer and Director    March 28, 2000
---------------------------------------------  (Principal Executive Officer)
               Floyd Benjamin

           /s/ RITA J. MCCONVILLE              Chief Financial Officer                 March 28, 2000
---------------------------------------------  (Principal Financial Officer and
             Rita J. McConville                Principal Accounting Officer)

          /s/ JOHN N. KAPOOR, PH.D.            Director                                March 28, 2000
---------------------------------------------
            John N. Kapoor, Ph.D.

          /s/ DANIEL E. BRUHL, M.D.            Director                                March 28, 2000
---------------------------------------------
            Daniel E. Bruhl, M.D.

              /s/ DOYLE S. GAW                 Director                                March 28, 2000
---------------------------------------------
                Doyle S. Gaw