Form 10-K/A
period 1999-12-31
AKORN INC
filed 2000-04-06
CIK 3116

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
                (Name of registrant as specified in its charter)

           LOUISIANA                                  72-0717400
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

               2500 Millbrook Drive, Buffalo Grove, Illinois 60089
              (Address of principal executive offices and zip code)

                  Registrant's telephone number: (847) 279-6100

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 28, 2000.

Akorn, Inc. hereby amends Item 12, Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (which was incorporated by reference to the definitive proxy statement for its 2000 Annual Meeting of Shareholders filed on March 28, 2000) as follows:

The information regarding Doyle S. Gaw and Directors and officers as a group (5 persons) in the table labeled "Beneficial Owners" shall be as set forth below:

Beneficial Owner             Shares Beneficially Owned         Percent of Class
----------------             -------------------------         ----------------

Doyle S. Gaw                          105,360 (2)                    0.52%
Directors and officers as a
  group (5 persons)                 5,707,824 (6)                   28.39%

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AKORN, INC.


                                            By: /s/ Floyd Benjamin
                                               --------------------------------
                                                   Floyd Benjamin
                                                   Chief Executive Officer

Date:  April 6, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature                            Title                                  Date
---------                            -----                                  ----

/s/ Floyd Benjamin                   Chief Executive Officer and Director   April 6, 2000
---------------------------
Floyd Benjamin                       (Principal Executive Officer)

/s/ Rita J. McConville               Chief Financial Officer                April 6, 2000
---------------------------
Rita J. McConville                   (Principal Financial Officer and
                                     Principal Accounting Officer)

/s/  John N. Kapoor, Ph.D.           Director                               April 6, 2000
---------------------------
John N. Kapoor, Ph.D.

/s/ Daniel E. Bruhl, M.D.            Director                               April 6, 2000
---------------------------
Daniel E. Bruhl, M.D.

/s/ Doyle S. Gaw                     Director                               April 6, 2000
---------------------------
Doyle S. Gaw