Form 10-Q
period 2000-03-31
AKORN INC
filed 2000-05-12
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Yes   x          No
   ------          -------

At April 28, 2000 there were 18,984,752 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                  Page
                                                                           ----
Condensed Consolidated Balance Sheets -
  March 31, 2000 and December 31, 1999                                      2

Condensed Consolidated Statements of Income -
  Three months ended March 31, 2000 and 1999                                3

Condensed Consolidated Statements of Cash Flows -
  Three months ended March 31, 2000 and 1999                                4

Notes to Condensed Consolidated Financial
  Statements                                                                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          6

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

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                March 31,       December 31,
                                                 2000              1999*
                                                -------          --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $   538          $    25
  Trade accounts receivable, net                 19,457           17,695
  Inventory                                      17,548           16,473
  Prepaid expenses and other assets               2,213            1,658
                                                -------          -------
    TOTAL CURRENT ASSETS                         39,756           35,851

OTHER ASSETS                                     19,055           19,435

PROPERTY, PLANT AND EQUIPMENT, NET               23,580           20,812
                                                -------          -------

TOTAL ASSETS                                    $82,391          $76,098
                                                =======          =======


LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Current installments of long-term debt
  and capital lease obligations                 $ 1,351          $ 1,346
Trade accounts payable                            3,868            4,523
Accrued compensation                                254            1,049
Accrued expenses and other liabilities            1,645            2,775
                                                -------          -------
TOTAL CURRENT LIABILITIES                         7,118            9,693

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                      35,882           30,643

OTHER LONG-TERM LIABILITIES                       1,372            1,372

SHAREHOLDERS' EQUITY
Common stock                                     21,227           19,392
Retained earnings                                16,792           14,998
                                                -------          -------
TOTAL SHAREHOLDERS' EQUITY                       38,019           34,390
                                                -------          -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                          $82,391          $76,098
                                                =======          =======


*Condensed from audited consolidated financial statements

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                     Three months ended
                                                           March 31,
                                                   2000                1999
                                                 --------           --------

Net sales                                        $ 16,644           $ 14,719
Cost of sales                                       8,231              7,283
                                                 --------           --------
  GROSS PROFIT                                      8,413              7,436

Selling, general and
  administrative expenses                           3,775              4,002
Amortization of intangibles                           380                702
Research and development                              734                462
                                                 --------           --------
                                                    4,889              5,166
                                                 --------           --------
OPERATING INCOME                                    3,524              2,270

Interest expense                                     (672)              (533)
Interest and other income, net                         40                293
                                                 --------           --------
                                                     (632)              (240)
                                                 --------           --------
INCOME BEFORE INCOME TAXES                          2,892              2,030

Income taxes                                        1,098                572
                                                 --------           --------

NET INCOME                                       $  1,794           $  1,458
                                                 ========           ========

PER SHARE:

NET INCOME - BASIC                               $   0.10           $   0.08
                                                 ========           ========
NET INCOME - DILUTED                             $   0.09           $   0.08
                                                 ========           ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING - BASIC                       18,802             18,143
                                                 ========           ========
                     - DILUTED                     19,710             18,737
                                                 ========           ========



See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                         Three months ended
                                                              March 31,
                                                          2000        1999
                                                        --------    --------

OPERATING ACTIVITIES
Net income                                              $  1,794    $  1,458
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                              830       1,140
  Changes in operating assets and liabilities             (5,971)     (3,290)
                                                        --------    --------
NET CASH USED BY OPERATING ACTIVITIES                     (3,347)       (692)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                (3,218)       (905)
Product licensing/acquisition costs                         --          (462)
                                                        --------    --------
NET CASH USED IN INVESTING ACTIVITIES                     (3,218)     (1,367)

FINANCING ACTIVITIES
Repayment of long-term debt                               (7,757)     (5,140)
Increased borrowings under long-term debt agreement       13,000       7,100
Proceeds from exercise of stock options                    1,835          57
Reductions in capital lease obligations                     --           (39)
                                                        --------    --------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                     7,078       1,978
                                                        --------    --------

DECREASE IN CASH AND
   CASH EQUIVALENTS                                          513         (81)

Cash and cash equivalents at beginning of period              25         736
                                                        --------    --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                      $    538    $    655
                                                        ========    ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999
The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                          Three Months Ended
                                               March 31,
                                        2000             1999
                                     --------------------------
                                             (in thousands)

Ophthalmic segment                   $ 7,179            $ 7,709
Injectable segment                     9,465              7,010
                                     -------            -------
Total net sales                      $16,644            $14,719
                                     =======            =======

Consolidated net sales increased 13.1% in the quarter ended March 31, 2000 compared to the same period in 1999. Ophthalmic segment sales decreased 6.9%, reflecting the loss of sales of certain products previously sourced from third parties which are no longer available to the Company at competitive prices. Injectable division sales increased 35.0% compared to the same period in 1999 due to strong anesthesia and antidote sales and increased contract manufacturing activity.

Consolidated gross profit increased 13.1% during the quarter, with gross margins remaining flat at 51%. Margins for the ophthalmic division decreased from 55% to 52%, reflecting proportionally greater sales of the basic generic product line as well as underabsorption of plant overhead expenses at the Somerset facility. Margins for the injectable division increased from 45% to 53%, primarily due to improved absorption of plant overhead expenses at the Decatur facility. The Company incurred unfavorable manufacturing variances of $385,000 at its Somerset, NJ facility and $55,000 at its Decatur, IL facility. Management expects the Decatur facility to operate at full absorption levels for the remainder of the year, but the Somerset facility should continue to produce unfavorable variances until additional product approvals are obtained at the facility or additional third-party manufacturing business is contracted.

Selling, general and administrative (SG&A) expenses decreased 5.7% during the quarter ended March 31, 2000 as compared to the same period in 1999, primarily reflecting decreased compensation related expenses. The percentage of SG&A expenses to sales decreased from 27.2% to 22.7%, reflecting the decreases noted above. Amortization of intangibles decreased from $702,000 to $380,000, or 45.9% over the prior year quarter, reflecting the expiration of a purchased patent in mid-1999.

Research and development (R&D) expense increased 58.9% in the quarter, to $734,000 from $462,000 for the same period in 1999. The increase reflects expenses related to clinical trials. Management expects total R&D expenses in 2000 to increase over prior year levels.

Interest expense of $672,000 was up 26.1% on higher interest rates and higher outstanding debt balances. Other income of $40,000 relates to the sale of unused trademark rights.

The Company's effective tax rate for the quarter was 38.0% compared to 28.2% for the prior-year period. The unusually low effective rate in 1999 reflects the effect of amended returns filed in 1999 for prior years. Management expects the effective rate for the remaining quarters of 2000 to approximate 38.5%. The Company reported net income of $1,794,000 or $0.09 per diluted share for the three months ended March 31, 2000, compared to $1,458,000 or $0.08 per diluted share for the comparable prior year quarter.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at March 31, 2000 was $32.6 million compared to $26.2 million at December 31, 1999. At March 31, 2000 the Company had $11.5 million of financing available under its line of credit. Management believes that existing cash and cash flows from operations are sufficient to handle the Company's working capital requirements for the immediate future, but that additional financing will be necessary for acquisitions. There is no guarantee that such financing will be available or available at an acceptable cost.

For the quarter ended March 31, 2000, the Company used $3,347,000 in cash from operations to finance its working capital requirements, primarily an increase in accounts receivable and inventory. Investing activities, which primarily relate to purchase of equipment and in progress construction, required $3,218,000 in cash. Investment activities provided $7,078,000 in cash, primarily the result of increased borrowings against the line of credit and the exercise of stock options.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings in which the registrant, Akorn, Inc. (the "Company"), is involved are described in Item 3 to the Company's Form 10-K for the year ended December 31, 1999 and in Note O to the consolidated financial statements included in that report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

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




Date:  April 28, 2000