Form 10-Q
period 2000-06-30
AKORN INC
filed 2000-08-14
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes    x       No
    ------        ------

At July 19, 2000 there were 19,018,967 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                                                           Page
Condensed Consolidated Balance Sheets -
  June 30, 2000 and December 31, 1999                                       2

Condensed Consolidated Statements of Income -
  Three and six months ended June 30, 2000 and 1999                         3

Condensed Consolidated Statements of Cash Flows -
  Six months ended June 30, 2000 and 1999                                   4

Notes to Condensed Consolidated Financial
  Statements                                                                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          7

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

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                 June 30,  December 31,
                                                   2000           1999*
                                                 -------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $   426       $    25
  Trade accounts receivable, net                  21,855        17,695
  Inventory                                       18,039        16,473
  Prepaid expenses and other current assets        1,960         1,658
                                                 -------       -------
    TOTAL CURRENT ASSETS                          42,280        35,851

OTHER ASSETS                                      20,160        19,435

PROPERTY, PLANT AND EQUIPMENT, NET                26,196        20,812
                                                 -------       -------

TOTAL ASSETS                                     $88,636       $76,098
                                                 =======       =======


LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Current installments of long-term debt
  and capital lease obligations                  $ 1,314       $ 1,346
Trade accounts payable                             2,505         4,523
Accrued compensation                                 511         1,049
Accrued expenses and other current liabilities     2,804         2,775
                                                 -------       -------
TOTAL CURRENT LIABILITIES                          7,134         9,693

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                       39,718        30,643

OTHER LONG-TERM LIABILITIES                        1,373         1,372

SHAREHOLDERS' EQUITY
Common stock                                      21,435        19,392
Retained earnings                                 18,976        14,998
                                                 -------       -------
TOTAL SHAREHOLDERS' EQUITY                        40,411        34,390
                                                 -------       -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                           $88,636       $76,098
                                                 =======       =======



*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                 --------------------    --------------------
                                   2000        1999         2000       1999
                                 --------    --------    --------    --------
Net sales                        $ 18,320    $ 16,089    $ 34,964    $ 30,808
Cost of goods sold                  8,534       7,766      16,765      15,049
                                 --------    --------    --------    --------

GROSS PROFIT                        9,786       8,323      18,199      15,759


Selling, general and
  administrative expenses           4,434       4,257       8,209       8,259

Amortization of intangibles           380         480         759       1,182

Research and development              996         638       1,730       1,100
                                 --------    --------    --------    --------
                                    5,810       5,375      10,698      10,541
                                 --------    --------    --------    --------


OPERATING INCOME                    3,976       2,948       7,501       5,218

Interest expense                     (472)       (300)     (1,144)       (832)
Interest and other income, net         46         119          85         411
                                  --------   --------    --------    --------
                                     (426)       (181)     (1,059)       (421)
                                 --------    --------    --------    --------


INCOME BEFORE INCOME TAXES          3,550       2,767       6,442       4,797

Income taxes                        1,366       1,092       2,464       1,664
                                 --------    --------    --------    --------

NET INCOME                       $  2,184    $  1,675    $  3,978    $  3,133
                                 ========    ========    ========    ========

Per Share:

NET INCOME  - BASIC              $   0.11    $   0.09    $   0.21    $   0.17
                                 ========    ========    ========    ========

NET INCOME - DILUTED             $   0.11    $   0.09    $   0.20    $   0.17
                                 ========    ========    ========    ========


WEIGHTED AVERAGE
SHARES OUTSTANDING - BASIC         19,000      18,196      18,901      18,170
                                 ========    ========    ========    ========

                   - DILUTED       19,936      18,646      19,808      18,675
                                 ========    ========    ========    ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                         Six months ended June 30,
                                                            2000        1999
                                                          --------    --------
OPERATING ACTIVITIES
Net income                                                $  3,978    $  3,133
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                             1,660       2,038
   Changes in operating assets and liabilities              (8,553)     (3,565)
                                                          --------    --------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                      (2,915)      1,606

INVESTING ACTIVITIES
Purchases of property, plant and equipment                  (6,285)     (3,078)
Product licensing/acquisition costs                         (1,485)       (529)
                                                          --------    --------
NET CASH USED IN INVESTING ACTIVITIES                       (7,770)     (3,607)

FINANCING ACTIVITIES
Repayment of borrowings, primarily under line of credit    (11,016)     (9,214)
Increased borrowings, primarily under line of credit        20,100      11,000
Proceeds from exercise of stock options                      2,043         110
Reductions in capital lease obligation                         (41)        (39)
                                                          --------    --------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                      11,086       1,857
                                                          --------    --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                            401        (144)

Cash and cash equivalents at beginning of period                25         736
                                                          --------    --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                        $    426    $    592
                                                          ========    ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.


NOTE B - INVENTORY

The components of inventory are as follows (in thousands):

                       June 30, 2000    December 31, 1999
                       -------------    -----------------

Finished goods               $10,109           $10,316
Work in process                3,308             2,179
Raw materials and supplies     4,622             3,978
                             -------           -------
                             $18,039           $16,473
                             =======           =======

Inventory at June 30, 2000 and December 31, 1999 is reported net of reserves for slow-moving, unsalable and obsolete items of $332,000 and $134,000, respectively.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                   June 30, 2000    December 31, 1999
                                   -------------    -----------------

Land                                   $    396        $    396
Buildings and leasehold improvements      8,027           7,763
Furniture and equipment                  19,627          17,955
Automobiles                                  55              55
                                       --------        --------
                                         28,105          26,169
Accumulated depreciation                (12,577)        (11,677)
                                       --------        --------
                                         15,528          14,492
Construction in progress                 10,668           6,320
                                       --------        --------
                                       $ 26,196        $ 20,812
                                       ========        ========

Construction in progress primarily represents capital expenditures related to the Company's lyophilization project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor and implementation of a new ERP system scheduled to be in service by the end of the year.

NOTE D - INDUSTRY SEGMENT INFORMATION

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

                                   Three Months Ended             Six Months Ended
                              June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                              -------------  -------------  -------------  -------------
NET SALES
Ophthalmic                        $  7,289      $  8,028      $ 14,468        $ 15,737
Injectable                          11,031         8,061        20,496          15,071
                                  --------      --------      --------        --------

  Total net sales                 $ 18,320      $ 16,089      $ 34,964        $ 30,808
                                  ========      ========      ========        ========

OPERATING INCOME
Ophthalmic                        $    472      $    908      $  1,727        $  1,805
Injectable                           3,987         2,392         6,643           4,142
General Corporate                     (483)         (352)         (869)           (729)
                                  --------      --------      --------        --------
  Total operating income             3,976         2,948         7,501           5,218
Interest and other expense, net       (426)         (181)       (1,059)           (421)
-------------------------------   --------      --------      --------        --------
Income before income taxes        $  3,550      $  2,767      $  6,442        $  4,797
                                  ========      ========      ========        ========


NOTE E - PRODUCT ACQUISITION

On April 26, 2000 the Company entered into a worldwide license agreement with The Johns Hopkins University Applied Physics Laboratory. This license provides the Company exclusive rights to two patents covering the methodology and instrumentation for a method of treating age-related macular degeneration. Upon signing the agreement, the Company made an initial payment under the agreement of $1,484,500. Future payments of up to $7,215,500 are contingent upon the achievement of specifically defined milestones. There are no payments presently due under the terms of the agreement.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:


                         Three Months Ended
                              June 30,
                        -------------------
                          2000        1999
                        -------     -------
                          (in thousands)

Ophthalmic segment      $ 7,289     $ 8,028
Injectable segment       11,031       8,061
                        -------     -------
Total net sales         $18,320     $16,089
                        =======     =======

Consolidated net sales increased 13.9% in the quarter ended June 30, 2000 compared to the same period in 1999. Ophthalmic segment sales decreased 9.2%, reflecting the loss of sales of certain products previously sourced from third parties which are no longer available to the Company at competitive prices. Injectable segment sales increased 36.8% compared to the same period in 1999 due to strong anesthesia and antidote sales and increased contract manufacturing activity.

Consolidated gross profit increased 17.6% during the quarter, with gross margins increasing from 51.7% to 53.4%. Margins for the ophthalmic segment decreased from 48.4% to 45.5%, reflecting a lower-margin sales mix. Margins for the injectable segment increased from 55.1% to 58.7%, primarily due to higher margin sales mix.

Selling, general and administrative (SG&A) expenses increased 4.2% during the quarter ended June 30, 2000 as compared to the same period in 1999, reflecting routine salary and wage and rent escalations. The percentage of SG&A expenses to sales decreased from 26.5% to 24.2%. Amortization of intangibles decreased from $480,000 to $380,000, or 20.8% from the prior year quarter, reflecting the 1999 expiration of a purchased patent.

Research and development (R&D) expense increased 56.1% in the quarter, to $996,000 from $638,000 for the same period in 1999. The increase reflects renewed clinical study enrollment for piroxicam as well as costs associated with preparing for submission of the company's Investigational New Drug Application for AK-1003 for age-related macular degeneration. Management expects R&D expenses for the remainder of 2000 to continue to increase.

Interest expense of $472,000 was up 57.3% on higher interest rates and higher debt balances, partially offset by capitalized interest related to certain major capital projects.

The Company's effective tax rate for the quarter was 38.5% compared to 39.5% for the prior-year period. The Company reported net income of $2,184,000 or $0.11 per diluted share for the three months ended June 30, 2000, compared to $1,675,000 or $0.09 per diluted share for the comparable prior year quarter.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                  Six Months Ended
                                      June 30,
                               --------------------
                                 2000         1999
                               -------      -------
                                  (in thousands)

Ophthalmic segment             $14,468      $15,737
Injectable segment              20,496       15,071
                               -------      -------
Total net sales                $34,964      $30,808
                               =======      =======

Consolidated net sales increased 13.5% in the six months ended June 30, 2000 compared to the same period in 1999. Ophthalmic segment sales decreased 8.1%, reflecting the loss of sales of certain products previously sourced from third parties which are no longer available to the Company at competitive prices. Injectable segment sales increased 36.0% compared to the same period in 1999, primarily due to strong anesthesia and antidote sales and increased contract manufacturing activity.

Consolidated gross profit increased 15.5% during the six months ended June 30, 2000 compared to the same period in 1999, with gross margins increasing from 51.2% to 52.1%. Margins for the ophthalmic segment decreased from 51.7% to 46.1% during the comparable periods, primarily due to a lower-margin sales mix. Margins for the injectable segment increased from 50.6% to 56.2%, primarily due to higher margin sales mix.

Selling, general and administrative (SG&A) expenses were essentially flat during the six months ended June 30, 2000 as compared to the same period in 1999. The percentage of SG&A expenses to sales decreased from 26.8% to 23.5%. Amortization of intangibles decreased from $1,182,000 to $759,000 or 35.8% from the prior year period, reflecting expiration of a purchased patent in 1999.

Research and development (R&D) expense increased 57.3% in the six months to $1,730,000 from $1,100,000 for the same period in 1999. Akorn had not been engaged in any clinical trials during the first half of 1999. Management expects R&D expenses for the remainder of 2000 to continue to increase.

Interest expense of $1,144,000 was up 37.5% on higher interest rates and higher debt balances, partially offset by capitalized interest related to certain major capital projects.

The Company's effective tax rate for the six months ended June 30, 2000 was 38.2% compared to 34.7% for the prior-year period. The Company reported net income of $3,978,000 or $0.20 per diluted share for the six months ended June 30, 2000, compared to $3,133,000 or $0.17 per diluted share for the comparable prior period.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. They generally require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. These statements, as amended, are effective January 1, 2001. The Company is in the process of evaluating the effect of the Statement on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at June 30, 2000 was $35.1 million compared to $26.2 million at December 31, 1999. At June 30, 2000 the Company had $7.6 million of financing available under its line of credit. Management believes that existing cash and cash flows from operations are sufficient to handle the Company's working capital requirements for the near future, but that additional financing will be necessary for acquisitions. There is no guarantee that such financing will be available or available at an acceptable cost.

For the six months ended June 30, 2000, the Company used $2,915,000 in cash from operations primarily for increases in accounts receivable and inventory and decreases in accounts payable. Investing activities, which include the purchase of product related intangibles as well as equipment, required $7,770,000 in cash. Cash provided by financing activities, a net increase of $11,086,000, was primarily funded through an increase in long-term debt and the exercise of stock options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 11, 2000. Daniel E. Bruhl, M.D., was elected to the Board of Directors with 17,456,958 votes for and 29,703 votes abstaining. Floyd Benjamin was elected to the Board of Directors with 17,456,558 votes for and 30,103 votes abstaining. Doyle S. Gaw was elected to the Board of Directors with 17,454,858 votes for and 31,803 votes abstaining. John N. Kapoor, Ph.D. was elected to the Board of Directors with 17,456,558 votes for and 30,103 votes abstaining.

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




Date:    August 10, 2000