Form 10-Q
period 2000-09-30
AKORN INC
filed 2000-11-14
CIK 3116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes    x          No ____
    ------

At October 20, 2000 there were 19,228,549 shares of common stock, no par value, outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                                                           Page
Condensed Consolidated Balance Sheets -
  September 30, 2000 and December 31, 1999                                   2

Condensed Consolidated Statements of Income -
  Three and nine months ended September 30, 2000 and 1999                    3

Condensed Consolidated Statements of Cash Flows -
  Nine months ended September 30, 2000 and 1999                              4

Notes to Condensed Consolidated Financial
  Statements                                                                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           7

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 4.  Submission of Matters to a Vote of Security Holders

ITEM 6.  Exhibits and Reports on Form 8-K

                                  AKORN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                  (UNAUDITED)


                                                 September 30,            December 31,
                                                         2000                    1999*
                                                         ----                    ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $     448             $       25
  Trade accounts receivable, net                        23,185                 17,695
  Inventory                                             17,102                 16,473
  Prepaid expenses and other current assets              1,835                  1,658
                                                     ---------              ---------
    TOTAL CURRENT ASSETS                                42,570                 35,851

OTHER ASSETS                                            20,494                 19,435

PROPERTY, PLANT AND EQUIPMENT, NET                      28,105                 20,812
                                                      --------               --------

TOTAL ASSETS                                           $91,169                $76,098
                                                       =======                =======


LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Current installments of long-term debt
  and capital lease obligations                      $     249               $  1,346
Trade accounts payable                                   4,294                  4,523
Accrued compensation                                       625                  1,049
Accrued expenses and other current liabilities           2,396                  2,775
                                                     ---------              ---------
TOTAL CURRENT LIABILITIES                                7,564                  9,693

LONG-TERM DEBT AND
  CAPITAL LEASE OBLIGATIONS                             40,454                 30,643

OTHER LONG-TERM LIABILITIES                              1,373                  1,372

SHAREHOLDERS' EQUITY
Common stock                                            22,387                 19,392
Retained earnings                                       19,391                 14,998
                                                      --------               --------
TOTAL SHAREHOLDERS' EQUITY                              41,778                 34,390
                                                      --------               --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                              $   91,169              $  76,098
                                                    ==========              =========


*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                  AKORN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                   Three Months Ended                     Nine Months Ended
                                                     September 30,                          September 30,
                                            --------------------------------       --------------------------------

                                                2000                1999               2000                 1999
                                            -----------          -----------       -----------          -----------

Net sales                                   $   16,878            $   16,795        $   51,842           $   47,604
Cost of goods sold                               9,782                 7,863            26,547               22,913
                                            ----------            ----------        ----------           ----------
GROSS PROFIT                                     7,096                 8,932            25,295               24,691

Selling, general and
  administrative expenses                        4,230                 4,648            12,439               12,906
Amortization of intangibles                        380                   356             1,139                1,539
Research and development                         1,074                   603             2,804                1,703
                                            ----------            ----------        ----------           ----------
                                                 5,684                 5,607            16,382               16,148
                                            ----------            ----------        ----------           ----------
OPERATING INCOME                                 1,412                 3,325             8,913                8,543

Interest expense                                  (638)                 (506)           (1,782)              (1,338)
Interest and other income, net                    (104)                   (6)              (19)                 405
                                            ----------            ----------        ----------           ----------
                                                  (742)                 (512)           (1,801)                (933)
                                            ----------            ----------        ----------           ----------
INCOME BEFORE INCOME TAXES                         670                 2,813             7,112                7,610

Income taxes                                       255                 1,111             2,719                2,775
                                            ----------            ----------        ----------           ----------

NET INCOME                                  $      415            $    1,702        $    4,393           $    4,835
                                            ==========            ==========        ==========           ==========

Per Share:

NET INCOME - BASIC                          $     0.02            $     0.09        $     0.23           $     0.26
                                            ==========            ==========        ==========           ==========
NET INCOME - DILUTED                        $     0.02            $     0.09        $     0.22           $     0.26
                                            ==========            ==========        ==========           ==========

WEIGHTED AVERAGE
SHARES OUTSTANDING - BASIC                      19,081                18,477            18,961               18,273
                                            ==========            ==========        ==========           ==========
                   - DILUTED                    20,013                18,881            19,804               18,702
                                            ==========            ==========        ==========           ==========


See notes to condensed consolidated financial statements.

                                  AKORN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)


                                                                     Nine months ended September 30,
                                                                         2000             1999
                                                                     ------------     -------------
OPERATING ACTIVITIES
Net income                                                          $    4,393         $   4,835
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
   Deferred taxes                                                         (131)                -
   Depreciation and amortization                                         2,516             2,823
   Changes in operating assets and liabilities                          (7,195)           (3,874)
                                                                    ----------         ---------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                    (417)            3,784

INVESTING ACTIVITIES
Purchases of property, plant and equipment                              (8,669)           (4,288)
Product licensing/acquisition costs                                     (2,200)             (529)
                                                                    ----------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (10,869)           (4,817)

FINANCING ACTIVITIES
Repayment of borrowings, primarily under line of credit                (18,345)          (13,642)
Increased borrowings, primarily under line of credit                    27,100            14,400
Proceeds from exercise of stock options                                  2,995               364
Reductions in capital lease obligation                                     (41)             (120)
                                                                    ----------         ---------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                                  11,709             1,002
                                                                    ----------         ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        423               (31)

Cash and cash equivalents at beginning of period                            25               736
                                                                    ----------         ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                  $      448         $     705
                                                                    ==========         =========



See notes to condensed consolidated financial statements.

                                  AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.


NOTE B - INVENTORY

The components of inventory are as follows (in thousands):

                                      September 30, 2000       December 31, 1999

Finished goods                           $  8,482                  $ 10,316
Work in process                             2,910                     2,179
Raw materials and supplies                  5,710                     3,978
                                         --------                  --------
                                         $ 17,102                  $ 16,473
                                         ========                  ========

Inventory at September 30, 2000 and December 31, 1999 is reported net of reserves for slow-moving, unsalable and obsolete items of $538,000 and $134,000, respectively.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                       September 30, 2000      December 31, 1999
                                       ------------------      -----------------
Land                                         $    396               $    396
Buildings and leasehold improvements            8,110                  7,763
Furniture and equipment                        19,883                 17,955
Automobiles                                        55                     55
                                             --------               --------
                                               28,444                 26,169
Accumulated depreciation                      (13,054)               (11,677)
                                             --------               --------
                                               15,390                 14,492
Construction in progress                       12,715                  6,320
                                             --------               --------
                                             $ 28,105               $ 20,812
                                             ========               ========

Construction in progress primarily represents capital expenditures related to the Company's freeze-drying project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor and implementation of a new ERP system scheduled to be in service by the end of the year.

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

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                                 --------------------------           ------------------------
                                                     2000           1999                 2000          1999
                                                 ------------    ----------           -----------   ----------
NET SALES
Ophthalmic                                        $  7,188        $  8,162             $ 21,656      $ 23,900
Injectable                                           9,690           8,633               30,186        23,704
                                                  --------        --------             --------      --------
  Total net sales                                 $ 16,878        $ 16,795             $ 51,842      $ 47,604
                                                  ========        ========             ========      ========

OPERATING INCOME
Ophthalmic                                        $    138        $  1,190             $  1,865      $  2,995
Injectable                                           1,767           2,487                8,410         6,629
General Corporate                                     (493)           (352)              (1,362)       (1,081)
                                                  --------        --------             --------      --------
  Total operating income                             1,412           3,325                8,913         8,543
Interest and other expense, net                       (742)           (512)              (1,801)         (933)
                                                  --------        --------             --------      --------
Income before income taxes                        $    670        $  2,813             $  7,112      $  7,610
                                                  ========        ========             ========      ========


NOTE E - PRODUCT ACQUISITION

On April 26, 2000, the Company entered into a worldwide license agreement with The Johns Hopkins University Applied Physics Laboratory. This license provides the Company exclusive rights to two patents covering the methodology and instrumentation for a method of treating age-related macular degeneration. Upon signing the agreement, the Company made an initial payment under the agreement of $1,484,500. Future payments of up to $7,215,500 are contingent upon the achievement of specifically defined milestones. There are no payments presently due under the terms of the agreement.

                                  AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                    Three Months Ended
                                                          September 30,
                                                ---------------------------
                                                   2000               1999
                                                ---------         ---------
                                                       (in thousands)

Ophthalmic segment                               $  7,188          $ 8,162
Injectable segment                                  9,690            8,633
                                                 --------          -------
Total net sales                                  $ 16,878          $16,795
                                                 ========          =======

Consolidated net sales increased marginally in the quarter ended September 30, 2000 compared to the same period in 1999. Ophthalmic segment sales decreased 11.9%, reflecting a decrease in sales of generic glaucoma, antibiotic and allergy products. Injectable segment sales increased 12.2% compared to the same period in 1999 due to improved sales in antidote products as well as increased contract development and manufacturing activity.

Consolidated gross profit decreased 20.6% during the quarter, with gross margins decreasing from 53.2% to 42.0%. Margins for the ophthalmic segment increased from 40.1% to 42.8%, reflecting improved absorption of plant overhead expenses in the Somerset, NJ operation. Margins for the injectable segment decreased from 65.6% to 41.4%, primarily due to a decrease in sales of high margin products and an increase of non-product related overhead expenses in the Decatur, IL facility.

Selling, general and administrative (SG&A) expenses decreased 9.0% during the quarter ended September 30, 2000 as compared to the same period in 1999, primarily due to lower personnel related expenses. The percentage of SG&A expenses to sales decreased from 27.7% to 25.1%. Amortization of intangibles increased from $356,000 to $380,000, or 6.7% from the prior year quarter, reflecting the incremental amortization of product licenses acquired.

Research and development (R&D) expense increased 78.1% in the quarter, to $1,074,000 from $603,000 for the same period in 1999. The increase reflects renewed clinical study enrollment for piroxicam as well as costs associated with preparing for submission of the Company's Investigational New Drug Application for AK-1003 for age-related macular degeneration. Management expects R&D expenses for the remainder of 2000 to continue to increase.

Interest expense of $638,000 was up 26.1% on higher interest rates and higher debt balances, partially offset by capitalized interest related to certain major capital projects.

The Company's effective tax rate for the quarter was 38.1% compared to 39.5% for the prior-year period. The Company reported net income of $415,000 or $0.02 per diluted share for the three months ended September 30, 2000, compared to $1,702,000 or $0.09 per diluted share for the comparable prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                 Nine Months Ended
                                                   September 30,
                                            ---------------------------
                                               2000               1999
                                            ---------         ---------
                                                   (in thousands)

Ophthalmic segment                          $21,656           $ 23,900
Injectable segment                           30,186             23,704
                                            -------           --------
Total net sales                             $51,842           $ 47,604
                                            =======           ========

Consolidated net sales increased 8.9% in the nine months ended September 30, 2000 compared to the same period in 1999. Ophthalmic segment sales decreased 9.4%, reflecting a decrease in sales of generic glaucoma, antibiotic and allergy products. Injectable segment sales increased 27.3% compared to the same period in 1999, primarily due to strong anesthesia and antidote sales and increased contract development and manufacturing activity.

Consolidated gross profit increased 1.3% during the nine months ended September 30, 2000 compared to the same period in 1999, with gross margins decreasing from 51.9% to 48.8%. Margins for the ophthalmic segment decreased from 47.7% to 45.0% during the comparable periods, primarily due to a lower-margin sales mix. Margins for the injectable segment decreased from 53.4% to 51.5%.

Selling, general and administrative (SG&A) expenses decreased 3.6% during the nine months ended September 30, 2000 as compared to the same period in 1999. The percentage of SG&A expenses to sales decreased from 27.1% to 24.0%, primarily due to lower personnel related expenses. Amortization of intangibles decreased from $1,539,000 to $1,139,000 or 26.0% from the prior year period, reflecting expiration of a purchased patent in 1999, partly offset by the incremental amortization of product licenses acquired.

Research and development (R&D) expense increased 64.7% in the nine months to $2,804,000 from $1,703,000 for the same period in 1999. Akorn had not been engaged in any clinical trials during the first half of 1999. Management expects R&D expenses for the remainder of 2000 to continue to increase.

Interest expense of $1,782,000 was up 33.2% on higher interest rates and higher debt balances, partially offset by capitalized interest related to certain major capital projects.

The Company's effective tax rate for the nine months ended September 30, 2000 was 38.2% compared to 36.5% for the prior-year period. The Company reported net income of $4,393,000 or $0.23 per diluted share for the nine months ended September 30, 2000, compared to $4,835,000 or $0.26 per diluted share for the comparable prior period.

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

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin, as amended, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. This bulletin, as amended, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of evaluating the effect of this bulletin on its financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at September 30, 2000 was $35.0 million compared to $26.2 million at December 31, 1999. At September 30, 2000, the Company had $6.8 million of financing available under its line of credit. Management believes that existing cash and expected cash flows from operations are sufficient to handle the Company's working capital requirements for the near future, but that additional financing will be necessary for acquisitions. There is no guarantee that such financing will be available or available at an acceptable cost.

For the nine months ended September 30, 2000, the Company used $417,000 in cash from operations primarily for increases in accounts receivable and inventory and decreases in accounts payable. Investing activities, which include the purchase of product related intangibles as well as equipment, required $10,869,000 in cash. Cash provided by financing activities, a net increase of $11,709,000, was primarily funded through an increase in long-term debt and the exercise of stock options.

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

         None

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




Date:    November 10, 2000