Form 10-K
period 2000-12-31
AKORN INC
filed 2001-04-17
CIK 3116

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes      No
------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of March 29, 2001 was approximately $26,970,000.

The number of shares of the Issuer's common stock, no par value per share, outstanding as of March 29, 2001 was 19,279,714.

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

     - the Company's working capital requirements;

     - the Company's ability to comply with Debt covenants;

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

                          FORM 10-K TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business....................................................      3
Item 1A.   Executive Officers of the Registrant........................      6
Item 2.    Properties..................................................      7
Item 3.    Legal Proceedings...........................................      7
Item 4.    Submission of Matters to a Vote of Security Holders.........      7
                                    PART II
Item 5.    Market for Registrant's Common Equity and Related                 8
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................      9
Item 7.    Management's Discussion and Analysis of Financial Condition      10
           and Results of Operations...................................
Item 7A.   Quantitative and Qualitative Disclosures about Market            18
           Risk........................................................
Item 8.    Financial Statements and Supplemental Data..................     19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures.................................................     36
                                   PART III
Item 10.   Directors...................................................     36
Item 11.   Executive Compensation......................................     36
Item 12.   Security Ownership of Certain Beneficial Owners and              38
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............     39
                                    PART IV
Item 14.   Exhibits and Financial Statement Schedules..................     40
           Schedule II.................................................     41
           Signatures..................................................     42

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

     In May 1996, the Company acquired Pasadena Research Laboratories, Inc., a developer and distributor of injectable pharmaceutical products. Subsequently, the Company reorganized its operations into two segments, ophthalmic and injectable. For information regarding sales, operating income and identifiable assets for each of the Company's segments, see Note M to the consolidated financial statements included in Item 8 of this report.

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

     Injectable Segment. The Company markets a line of specialty injectable pharmaceutical products, including anesthesia and products used in the treatment of rheumatoid arthritis and pain management. These products are marketed to wholesalers and other national account customers as well as directly to medical specialists. Akorn also provides contract manufacturing services to pharmaceutical and biotech companies.

     Manufacturing. The Company has two manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See "Item 2. Description of Property." The Company manufactures a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for its ophthalmic and injectable segments. The Company is also in the process of adding freeze-dried (lyophilized) manufacturing capabilities at its Decatur facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results -- Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities."

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

     Research and Development. As of December 31, 2000, the Company had 20 Abbreviated New Drug Applications ("ANDAs") for generic pharmaceuticals in various stages of development. The Company filed 8 of these ANDAs and received approval for 6 ANDAs in 2000. See "Government Regulation." The Company expects to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing the Company to compete by marketing generic equivalents. The Company had one New Drug Application ("NDA"), for Paremyd, on file as of December 31, 2000. The Company is also developing four new indications for ophthalmic products for which it currently anticipates filing NDAs in the future. See Note C to the consolidated financial statements included in Item 8 of this report. One is an indication for Indocyanine Green ("ICG") to treat age related macular degeneration (AMD). If the Company's developmental efforts are successful, the Company currently anticipates filing this NDA within the next four years and estimates the market size for this product to be $350 million annually. A second anticipated NDA filing is for a new controlled release delivery system used with glaucoma medicines. If the Company's developmental efforts are successful, the Company currently anticipates filing this NDA within the next four years and estimates the market size for this product to be $270 million annually. A third anticipated NDA filing is for Piroxicam, which is an anti-inflammatory to be used during cataract surgery. The Company began conducting additional Phase III clinical studies on this product in the third quarter of 1999 and completed these studies during 2000. The results are currently being analyzed for safety and efficacy. If appropriate, the Company anticipates filing an NDA in 2001. The Company estimates the market for this product to be $75 million annually. Finally, the Company currently anticipates filing an NDA within the next three years for an indication for ICG for intra-ocular staining. The Company estimates the market for this product to be $10 million annually. Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of Company personnel. No assurance can be given as to whether the Company will file these NDAs, or any ANDAs, when anticipated, whether the Company will develop marketable products based on these filings or as to the actual size of the market for any such products. See "Government Regulation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results -- Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities".

     The Company also maintains a business development program that identifies potential product acquisition or product licensing candidates. The Company has focused its business development efforts on niche products which complement its existing product lines and which have few or no competitors in the market. In 2000, the Company entered into an exclusive cross marketing agreement with NovaDAQ Technologies, Inc., for cardiac angiography procedures employing ICG.

     At December 31, 2000, 31 full-time employees of the Company were involved in research and development and product licensing.

     Research and development costs are expensed as incurred. Such costs amounted to $4,132,000, $2,744,000 and $4,010,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Patents and Proprietary Rights. The Company considers the protection of discoveries in connection with its development activities important to its business. The Company intends to seek patent protection in the United States and selected foreign countries where deemed appropriate. To date, the Company has received three U.S. patents and has four additional U.S. and one international patent applications pending. The Company has also licensed two U.S. patents from the Johns Hopkins University, Applied Physics Laboratory for the development and commercialization of AMD diagnosis and treatment using ICG. There can be no assurance that the Company will obtain U.S. or foreign patents or, if obtained, that they will provide substantial protection or be of commercial benefit. The Company also relies upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop its competitive position. The Company enters into confidentiality agreements with certain of its employees pursuant to which such employees agree to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that the Company will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See "Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Factors That May Effect Future Results -- Patents and Proprietary Rights".

     Employee Relations. At December 31, 2000, the Company had 447 full-time employees, of whom 395 were employed by Akorn and 52 by its wholly owned subsidiary, Akorn (New Jersey), Inc. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of the Company's competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See "Item 7. Management's Discussion and Analysis of
Operations -- Factors That May Effect Future Results -- Competition; Uncertainty of Technological Change."

     The companies that compete with the ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Ciba Vision and Bausch & Lomb, Inc. ("B&L"). The ophthalmic segment competes primarily on the basis of price and service. The ophthalmic segment purchases some ophthalmic products from Steris Pharmaceuticals, Inc. and B&L, who are in direct competition with the Company in several markets.

     The companies that compete with the injectable segment include both generic and name brand companies such as Abbott Labs, Gensia, Marsam, Steris, Elkin Sinn and American Regent. The injectable segment competes primarily on the basis of price. Competitors in the contract manufacturing business include Cook Imaging, Chesapeake Biological Laboratories, Ben Venue and Oread Laboratories. The manufacturing of sterile products must be performed under government mandated Good Manufacturing Practices.

     Suppliers and Customers. No supplier of products accounted for more than 10% of the Company's sales in either segment during 2000, 1999 or 1998. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for itself and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future
Results -- Dependence on Supply of Raw Materials and Components".

     During 2000, the Company realized approximately 12% of its net sales from one customer. This customer is a distributor of the Company's products as well as a distributor of a broad range of health care products for many companies in the health care sector. This customer is not the end user of the Company's products. If sales to this customer were to diminish or cease, the Company believes that the end users of its products would find no difficulty obtaining the Company's products either directly from the Company or from another distributor. The accounts receivable balance for this customer was approximately 22% of gross accounts receivable. No single customer accounted for more than 10% of the Company's sales in either segment during 1999 or 1998.

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

     During 2000, the Company received a warning letter as a result of a routine inspection of its Decatur manufacturing facilities. This letter focused on general documentation issues. The Company has responded to all of the issues presented by the FDA and is currently awaiting re-inspection.

     The Company also manufactures and distributes several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Effect Future Results -- Government Regulation".

     The Company does not anticipate any material adverse effect from compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers of the Company as of March 29, 2001. Each officer serves as such at the pleasure of the Board of Directors.

                                                                                          EXECUTIVE
           NAME AND AGE                        POSITION WITH THE COMPANY                OFFICER SINCE
           ------------                        -------------------------                -------------
John N. Kapoor, Ph.D., 57.........  President and Chief Executive Officer of the            1991
                                    Company since March 2001 and Chairman of the
                                    Board of the Company since May 1995 and from
                                    December 1991 to January 1993; acting Chairman
                                    of the Board of the Company from April 1993 to
                                    May 1995; Chief Executive Officer of the Company
                                    from May 1996 to November 1998; chairman of the
                                    Board of Option Care, Inc. (infusion services
                                    and supplies); chief executive officer of Option
                                    Care, Inc. from August 1993 to April 1996;
                                    president of E.J. Financial Enterprises, Inc.,
                                    (health care consulting and investment company),
                                    since April 1990; Chairman of the Board of
                                    NeoPharm, Inc. (specialty pharmaceutical
                                    company) since July 1990
Floyd Benjamin, 58................  Vice Chairman of the Board since March 2001,            1998
                                    President and Chief Executive Officer of the
                                    Company from November 1998 to March 2001;
                                    Executive Vice President of the Company and
                                    President of Taylor Pharmaceuticals, Inc.
                                    (formerly a subsidiary of the Company) from May
                                    1996 to November 1998; president of Pasadena
                                    Research Laboratories, Inc. ("PRL") from October
                                    1994 to May 1996 and consultant to PRL from
                                    October 1993 to October 1994; president and
                                    chief executive officer of Neocrin, Inc.
                                    (biomedical venture capital company) from
                                    February 1992 to October 1993; prior to February
                                    1992, chief operating officer of Lyphomed, Inc.
                                    (injectable pharmaceuticals)

                                                                                          EXECUTIVE
           NAME AND AGE                        POSITION WITH THE COMPANY                OFFICER SINCE
           ------------                        -------------------------                -------------
Kevin M. Harris, 40...............  Vice President, Chief Financial Officer,                2001
                                    Secretary and Treasurer of the Company since
                                    March 2001; Director of Taxes and Planning at EJ
                                    Financial Enterprises, Inc.; Chief Financial
                                    Officer for NeoPharm, Inc. from April 1997 to
                                    September 2000; Interim Chief Financial Officer
                                    for Option Care, Inc. from April 1998 until
                                    October 1998; Vice President of Finance of
                                    Duo-Fast Corporation from January 1992 to
                                    January 1997; prior to January 1992 employed for
                                    eleven years in public accounting, six years
                                    with Arthur Andersen & Company
Harold Koch, Jr., 52..............  Senior Vice President, Business Development &           1998
                                    Planning of the Company since February 1998;
                                    Senior Vice President Business & Product
                                    Development of the Company from November 1994 to
                                    January 1998; Vice President, Business
                                    Development of the Company from March 1992 to
                                    October 1994; President of Walnut
                                    Pharmaceuticals,Inc. (formerly a subsidiary of
                                    the Company) June 1991 to February 1992;
                                    Licensing Consultant from November 1988 to June
                                    1991; Vice President of Business & Product
                                    Development for The Cooper Companies, Inc.
                                    October 1986 to October 1988; Director, R&D
                                    Rorer Group, Inc. October 1978 to September 1986

ITEM 2. DESCRIPTION OF PROPERTY

     Since August 1998, the Company's headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. The Company leased approximately 24,000 square feet until June 2000 at which time it expanded to the current occupied space of approximately 48,000 square feet. From May 1997 to August 1998, the Company's headquarters and ophthalmic division offices were located in approximately 11,000 square feet of leased space in Lincolnshire, Illinois. The Company sub-lets portions of the Lincolnshire space to several tenants. The Company's former headquarters, consisting of approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana, was sold in February 1999.

     The Company owns a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, the Company owns a 55,000 square-foot manufacturing facility in Decatur, Illinois. The Company leases approximately 7,000 square feet of office and warehousing space in San Clemente, California. The Company's Akorn (New Jersey) subsidiary also leases approximately 40,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities. The combined space is considered adequate to accommodate growth for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol AKRN. On March 29, 2001, the Company estimated that the number of holders of its Common Stock was approximately 5,100, including record holders and individual participants in security position listings.

     High and low bid prices per NASDAQ for the periods indicated were:

                                                                 HIGH         LOW
                                                                ------       -----
Year Ended December 31, 2000:
  1st Quarter...............................................    $13.56       $4.00
  2nd Quarter...............................................      9.88        5.50
  3rd Quarter...............................................     12.63        5.00
  4th Quarter...............................................     11.00        2.16
Year Ended December 31, 1999:
  1st Quarter...............................................    $ 5.50       $3.50
  2nd Quarter...............................................      5.00        3.69
  3rd Quarter...............................................      5.00        3.88
  4th Quarter...............................................      4.69        3.78

     As of March 29, 2001, there were approximately 600 holders of record of the Company's Common Stock. Closing price at March 29, 2001 was $2.25 per share as reported by the Nasdaq National Market.

     The Company did not pay cash dividends in 2000, 1999 or 1998, and is prohibited by its revolving credit agreement with The Northern Trust Company from making any dividend payment which causes the Company to violate its debt covenants.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     In October 1996, the Board of Directors of the Company voted to change the Company's fiscal year end from June 30 to December 31. The following table sets forth selected consolidated financial information for the Company for the years ended December 31, 2000, 1999, 1998 and 1997, the six month transition period ended December 31, 1996 and the year ended June 30, 1996:

                                                                                 SIX MONTHS         YEAR
                                                                                   ENDED           ENDED
                                            YEARS ENDED DECEMBER 31,            DECEMBER 31,      JUNE 30,
                                   ------------------------------------------   ------------      --------
                                     2000      1999       1998         1997         1996            1996
                                   --------   -------   --------      -------   ------------      --------
PER SHARE
Equity...........................  $   2.02   $  1.85   $   1.40      $  1.20     $  0.98         $  0.97
Net income:
  Basic..........................  $   0.11   $  0.37   $   0.26      $  0.11     $  0.00         $  0.05
  Diluted........................  $   0.11   $  0.36   $   0.25      $  0.11     $  0.00         $  0.05
Price: High......................  $  13.63   $  5.56   $   9.19      $  4.50     $  3.50         $  3.50
       Low.......................  $   3.50   $  3.50   $   2.54      $  1.84     $  1.63         $  2.06
P/E:  High.......................      124x       15x        35x          41x          NM             70x
       Low.......................       32x       10x        10x          17x          NM             41x
INCOME DATA (000)
Net sales........................  $ 66,927   $64,632   $ 56,667      $42,323     $16,519         $33,925
Gross profit.....................    28,837    33,477     29,060       18,776       5,758          11,953
Operating income.................     5,789    12,122      9,444        3,165         130           1,089
Interest expense.................    (2,400)   (1,921)    (1,451)        (497)       (243)           (441)
Pretax income....................     3,506    10,639      7,686        2,844          70             977
Income taxes.....................     1,319     3,969      3,039        1,052          26             189
Net income.......................  $  2,187   $ 6,670   $  4,647      $ 1,792     $    44         $   788
Weighted average shares
  outstanding:
  Basic..........................    19,030    18,269     17,891       16,614      16,580          16,383
  Diluted........................    19,721    18,573     18,766       16,925      16,763          16,788
BALANCE SHEET (000)
Current assets...................  $ 42,123   $35,851   $ 24,948      $19,633     $13,840         $17,001
Net fixed assets.................    34,031    20,812     15,860       12,395      12,833          11,524
Total assets.....................    96,518    76,098     61,416       38,715      28,013          29,567
Current liabilities..............    15,768     9,693     13,908        8,612       5,636           9,351
Long-term obligations............    40,918    32,015     21,228        9,852       6,003           3,915
Shareholders' equity.............  $ 39,832   $34,390   $ 26,280      $20,251     $16,374         $16,301
CASH FLOW DATA (000)
From operations..................  $    362   $   131   $  1,093      $    64     $ 2,553         $    10
Dividends paid (1)...............        --        --         --           --          --            (583)
From investing...................   (17,688)   (6,233)   (13,668)      (6,387)     (2,028)           (873)
From financing...................    18,108     5,391     10,898        7,356         (36)            979
Change in cash & equivalents.....  $    782   $  (711)  $ (1,677)     $ 1,033     $   489         $   116

---------------

(1) Dividends paid pertain to Subchapter S distributions made to former PRL shareholders for pre-acquisition earnings.

     All of the information shown in the table above for the one year period ended June 30, 1996 has been restated to reflect the combined operations of Akorn and Pasadena Research Laboratories, Inc. (PRL).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

     The Company's revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by the ophthalmic and injectable segments, from sales of surgical instruments and related products by the ophthalmic segment and from sales of contract manufacturing services by the injectable segment. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Income bear to revenues for the years ended December 31, 2000, 1999 and 1998.

                                                                     YEARS ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                  2000         1999         1998
                                                                  ----         ----         ----
Revenues
  Ophthalmic................................................       42%          50%          52%
  Injectable................................................       58           50           48
                                                                  ---          ---          ---
Total revenues..............................................      100%         100%         100%
Gross profit................................................       43           52           51
Selling, general and administrative expenses................       26           26           24
Amortization of intangibles.................................        2            3            4
Research and development expenses...........................        6            4            7
Operating income............................................        9           19           17
Net income..................................................        3%          10%           8%

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Net sales increased 3.6% for the year ended December 31, 2000 compared to the prior year. Ophthalmic segment sales decreased 13.1%, primarily due to sharply reduced sales in generic therapeutic pharmaceuticals for glaucoma and allergies. The reduction in sales was due to both a decline in unit price as well as volume. Injectable segment sales increased 20.3%, primarily due to acquired anesthesia products. Injectable segment sales also benefited from favorable unit prices due to a continuing shortage of certain distributed products and increased contract manufacturing activity. In both segments, wholesaler-discounting programs unfavorably impacted unit prices. These discounts take the form of chargebacks and rebates. Chargebacks and rebates are discussed further in Note K to the Consolidated Financial Statements. This charge is reflected as a reduction in net sales, primarily Ophthalmic.

     Consolidated gross profit decreased 13.9% for the year, with gross margins decreasing from 51.8% to 43.1%. Pricing pressure on ophthalmic generic pharmaceuticals as well as the disproportionate increase in contract manufacturing revenues caused the decrease in gross margins. Contract manufacturing activity commands significantly lower margins than sales of the Company's other product lines. Margins in 2000 were also reduced by a $4.0 million ($2.7 million in the fourth quarter) increase in the reserve for slow-moving and obsolete inventory. This increase was primarily related to products purchased from third parties in 1998 and 1999 for which the original sales forecast overestimated demand.

     Selling, general and administrative expenses ("SG&A") increased 4.0%, reflecting routine escalations in rental and other contracts, routine compensation increases, and the increase in leased space in the Buffalo Grove facility.

     Amortization of intangibles decreased 19.1% for the year, reflecting a patent expiration in the 2nd quarter of 1999.

     Research and Development expenses ("R&D") increased 50.6%, primarily reflecting costs associated with Piroxicam clinical trials and beginning stage development of the Company's age-related macular degeneration product.

     Interest expense increased 24.9%, reflecting higher interest rates on higher average outstanding debt balances partially offset by capitalized interest related to major capital projects in 2000.

     Net income for 2000 was $2,187,000, or $0.11 per diluted share, compared to $6,670,000, or $0.36 per diluted share, for the prior year. The decrease in earnings resulted from the above mentioned items.

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

     SG&A increased 25.9% from 1998, resulting from new hires in 1999 and the associated salary and salary related expenses being included in the full year results for 1999 (28.9%) as well as one time consulting fees (55.5%) and warehouse related expenses (69.5%).

     Amortization of intangibles decreased 18.9% for the year, reflecting the expiration of a patent in May 1999.

     R&D decreased 31.6%, primarily reflecting the conclusion of clinical studies on TP-1000, a migraine product, in December 1998. The Company did not conduct clinical studies in 1999 until late in the third quarter, when a third Piroxicam trial began. See "Item 1. Description of Business -- Research and Development".

     During 1998, the Company recorded $350,000 in charges related to a cancelled public equity offering.

     Interest expense increased 32.4%, reflecting higher average outstanding debt balances related to prior year product acquisitions and 1999 capital spending.

     Net income for 1999 was $6,670,000, or $0.36 per diluted share, compared to $4,647,000, or $0.25 per diluted share, for the prior year. The increase in earnings resulted from the above mentioned items.

FINANCIAL CONDITION AND LIQUIDITY

     As of December 31, 2000, the Company had cash and cash equivalents of $807,000. Working capital at that date was $26,355,000 versus $26,158,000 at December 31, 1999 resulting primarily from an increase in receivables of $6,449,000 offset by an increase in current liabilities. The Company manages its cash balances to minimize interest expense on its line of credit borrowing. At December 31, 2000, the Company had $600,000 available under its revolving credit facility.

     During the year ended December 31, 2000, the Company generated $362,000 in cash from operations after financing its working capital requirements, primarily an increase in accounts receivable. Management has active working capital management initiatives in place to reduce receivables and inventory levels. Investing activities, which include the purchase of product-related intangible assets as well as equipment required $17,689,000 in cash. Purchases related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion accounted for $7,572,000 of the $17,689,000 cash used in investing activities and the Company expects to incur an additional $1,000,000 for such expansion during 2001. Financing activities provided $18,109,000 in cash primarily through a net $14,895,000 increase in long-term debt and $3,255,000 from stock option exercises. The Company's repayment of capital lease obligations used $41,000 in cash.

     Capital expenditures for equipment in 2000 and 1999 principally relate to the Company's lyophilization project as discussed in Note F to the Consolidated Financial Statements.

     In 1997 the Company entered into a $15 million revolving credit arrangement, increased to $25 million in 1998, and subsequently increased to $45 million in 1999, subject to certain financial covenants and certain liens on the Company's fixed assets. The credit agreement, as amended on April 16, 2001, requires the Company to maintain certain financial covenants that, among other things, require minimum levels of net worth, net income and monthly EBITDA and a minimum borrowing base (as defined) and limits capital expenditures. The agreement also prohibits the Company from declaring any cash dividends on its common stock that would create a violation of its debt covenants. The Company has and will continue to take certain actions it believes are within its control and are necessary to meet the restrictive covenants of the amended credit agreement. Such actions include, but are not limited to, reducing its planned 2001 capital expenditures, increasing resources dedicated to collecting past due accounts receivable, implementing steps to control inventory levels, reducing rebates and other discounts offered to its customers and obtaining subordinated debt of $3 million. Based upon its financial projections for 2001, which reflect the impacts of these actions, management believes it will be able to comply with the covenants during 2001. In the event that the Company is not in compliance with the covenants during 2001 and does not negotiate amended covenants and/or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it. The amended credit agreement requires payments throughout 2001 totaling $7.5 million, with the balance of $37.5 million due January 1, 2002. The current credit facility matures on January 1, 2002 at which point the Company will need to re-negotiate or obtain new financing. Management believes that additional long-term financing will be needed to finance product development or acquisitions. There are no guarantees that such financing will be available or available at an acceptable cost. See Note G to Consolidated Financial Statement for a description of this indebtedness and other indebtedness of the Company.

SELECTED QUARTERLY DATA
In Thousands, Except Per Share Amounts

                                                                                NET INCOME (LOSS)
                                                                        ---------------------------------
                                                    NET       GROSS                PER SHARE    PER SHARE
                                                   SALES     PROFIT     AMOUNT       BASIC       DILUTED
                                                   -----     ------     ------     ---------    ---------
Year Ended December 31, 2000:
  1st Quarter.................................    $16,644    $ 8,413    $ 1,794     $ 0.10       $ 0.09
  2nd Quarter.................................     18,320      9,786      2,184       0.11         0.11
  3rd Quarter.................................     16,878      7,096        415       0.02         0.02
  4th Quarter.................................     15,085      3,542     (2,206)     (0.11)       (0.11)
                                                  -------    -------    -------     ------       ------
                                                  $66,927    $28,837    $ 2,187     $ 0.11       $ 0.11
                                                  =======    =======    =======     ======       ======
Year Ended December 31, 1999:
  1st Quarter.................................    $14,719    $ 7,436    $ 1,458     $ 0.08       $ 0.08
  2nd Quarter.................................     16,089      8,323      1,675       0.09         0.09
  3rd Quarter.................................     16,795      8,932      1,702       0.09         0.09
  4th Quarter.................................     17,029      8,786      1,835       0.11         0.10
                                                  -------    -------    -------     ------       ------
                                                  $64,632    $33,477    $ 6,670     $ 0.37       $ 0.36
                                                  =======    =======    =======     ======       ======

FACTORS THAT MAY EFFECT FUTURE RESULTS

  Financial Risk Factors

     A small number of wholesale drug distributors accounts for a large portion of our sales. In 2000, sales to five wholesale drug distributors accounted for 43% of our total sales and approximately 60% of gross accounts receivable as of December 31, 2000. The loss of one or more of these customers, a change in purchasing patterns, an increase in returns of our products, delays in purchasing our products and delays in payment for our products by one or more distributors could have a material negative impact on our sales revenue and results of operations.

     At December 31, 2000, we had total outstanding indebtedness of $46,842,000 or 54% of our total capitalization. This significant debt load could limit our operating flexibility as a result of restrictive covenants placed on us by our lenders. Further, the current debt levels could require us to use a large portion of our cash flow from operations for debt payments that would reduce the availability of our cash flow to fund operations, product acquisitions, the expansion of our sales force and facilities and our research and development activities.

     We may need additional funds to operate and grow our business. We may seek additional funds through public and private financing, including equity and debt offerings. Adequate funds through the financial markets or from other sources, may not be available when we need them or on terms favorable to us or our stockholders. Insufficient funds could cause us to delay, scale back, or abandon some or all of our product acquisition, licensing opportunities, marketing, product development, research and development and manufacturing opportunities.

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

     All "new drugs" must be the subject of an FDA-approved new drug application ("NDA") before they may be marketed in the United States. Certain prescription drugs are not currently required to be the subject of an approved NDA but, rather, may be marketed pursuant to an FDA regulatory enforcement policy permitting continued marketing of those drugs until the FDA determines whether they are safe and effective. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application ("ANDA") before they may be marketed in the United States. The FDA has the authority to withdraw existing NDA and ANDA approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved NDA or ANDA for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or efficacy. All drugs must be manufactured in conformity with cGMP and drugs subject to an approved NDA or ANDA must be manufactured, processed, packaged, held, and labeled in accordance with information contained in the NDA or ANDA.

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

  Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities

     The Company's strategy for growth is dependent upon its ability to develop products that can be promoted through existing marketing and distribution channels and, when appropriate, the enhancement of such marketing and distribution channels. The Company currently has 20 ANDAs in various stages of development and anticipates filing four NDAs at some point in the future. See "Item 1. Description of Business -- Research and Development." The Company may not meet its anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that it has submitted or anticipates submitting. The internal development of new pharmaceutical products by the Company is dependent upon the research and development capabilities of the Company's personnel and its infrastructure. There can be no assurance that the Company will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into its existing product lines. In addition, there can be no assurance that the Company will receive all necessary approvals from the FDA or that such approvals will not involve delays which adversely affect the marketing and sale of the Company's products. The Company's failure to develop new products or receive FDA approval of ANDAs or NDAs, could have a material adverse effect on the Company's business, financial condition and results of operations. Another part of the Company's growth strategy is to develop the capability to manufacture lyophilized (freeze-dried) pharmaceutical products. While the Company has devoted resources to developing these capabilities, it may not be successful in developing these capabilities, or the Company may not realize the anticipated benefits from developing these capabilities.

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

  Product Liability

     The Company faces exposure to product liability claims in the event that the use of its technologies or products or those it licenses from third parties is alleged to have resulted in adverse effects in users thereof. Receipt of regulatory approval for commercial sale of such products does not mitigate such product liability risks. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact sales of such products. The Company currently has product liability insurance in the amount of $10.0 million for aggregate annual claims with a $50,000 deductible per incident and a $250,000 aggregate annual deductible. However, there can be no assurance that its insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on the Company's business, financial condition and results of operations.

  Acquisition and Licensing of Pharmaceutical Products

     As part of its growth strategy, the Company may purchase or license pharmaceutical product lines of other pharmaceutical or biotechnology companies. Other companies, including those with substantially greater financial, marketing and other resources, compete with the Company for the right to acquire or license such products. Were the Company to elect to pursue this strategy, its success would depend, in part, on its ability to identify potential products that meet the Company's criteria, including possessing a recognizable brand name or being complementary to the Company's existing product lines. There can be no assurance that the Company would have success in identifying potential product acquisitions or licensing opportunities or that, if identified, it would complete such product acquisitions or obtain such licenses on acceptable terms or that it would obtain the necessary financing, or that it could successfully integrate any acquired or licensed products into its existing product lines. The inability to complete acquisitions of, or obtain licenses for, pharmaceutical products could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that the Company, once it has obtained rights to a pharmaceutical product and committed to payment terms, will be able to generate sales sufficient to create a profit or otherwise avoid a loss. Any inability to generate such sufficient sales or any subsequent reduction of sales could have a material adverse effect on the Company's business, financial condition and result of operations.

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

  Need to Attract and Retain Key Personnel in Highly Competitive Marketplace

     The Company's performance depends, to a large extent, on the continued service of its key research and development personnel, other technical employees, managers and sales personnel and its ability to continue to attract and retain such personnel. Competition for such personnel is intense, particularly for highly motivated and experienced research and development and other technical personnel. The Company is facing increasing competition from companies with greater financial resources for such personnel. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly-skilled personnel in the future, and the inability to do so could have a material adverse effect on the Company's business, operating results and financial condition and results of operations.

  Dependence on Key Executive Officers

     Currently the Company is operating under the direction of an interim chief executive officer. The Company's success will depend, in part, on its ability to attract and retain key executive officers. The inability to find or the loss of one or more of the Company's key executive officers could have a material adverse effect on the Company's business, financial condition and results of operations.

  Quarterly Fluctuation of Results; Possible Volatility of Stock Price

     The Company's results of operations may vary from quarter to quarter due to a variety of factors including the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for Company products, expenditures incurred to acquire and promote pharmaceutical products, changes in the Company's customer base, a customer's termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by the Company's competitors, loss of key personnel, changes in the mix of products sold by the Company, changes in sales and marketing expenditures, competitive pricing pressures and the Company's ability to meet its financial covenants. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Such fluctuations may result in volatility in the price of the Company's Common Stock.

  Relationships With Other Entities; Conflicts of Interest

     Mr. John N. Kapoor, Ph.D., the Company's Chairman of the Board and interim Chief Executive Officer is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Mr. Kevin Harris, Chief Financial Officer of the Company, is Director of Taxes and Planning of EJ Financial. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. Potential conflicts of interest could have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, will be effective for the Company's fiscal 2001 financial statements. Adoption on January 1, 2001 of SFAS No. 133, as amended, did not have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure is limited to interest rate changes on its revolving credit agreement. The revolving credit, as amended on April 16, 2001, bears interest at rates that fluctuate at Prime plus 300 basis points. All of the Company's remaining long-term debt is at fixed interest rates. The Company believes that reasonable possibly near-term changes in interest rates would not have a material effect on the Company's financial position, results of operations and cash flows.

     The Company's financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amount of these instruments, except debt, approximate fair value due to their short-term nature. The estimated fair value of the Company's debt instruments is based upon rates currently available to the Company for debt with similar terms and remaining maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in Part II, Item 8 of this Form 10-K.

Independent Auditors' Report................................     20
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     21
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................     22
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............     23
Consolidated Statements of Cash Flow for the years ended
  December 31, 2000, 1999 and 1998..........................     24
Notes to Consolidated Financial Statements..................     25

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Akorn, Inc.:

     We have audited the accompanying consolidated balance sheets of Akorn, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index of Item 14(a).2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
February 23, 2001, except for paragraph 4 of Note G, as to which the date is April 17, 2001

                                  AKORN, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $   807    $    25
  Trade accounts receivable (less allowance for
     uncollectibles of $801 and $226 at December 31, 2000
     and 1999, respectively)................................     24,144     17,695
  Inventory.................................................     14,058     16,473
  Deferred income taxes.....................................      2,016        803
  Prepaid expenses and other assets.........................      1,098        855
                                                                -------    -------
     TOTAL CURRENT ASSETS...................................     42,123     35,851
OTHER ASSETS
  Intangibles, net..........................................     20,342     19,412
  Other.....................................................         22         23
                                                                -------    -------
     TOTAL OTHER ASSETS.....................................     20,364     19,435
PROPERTY, PLANT AND EQUIPMENT, NET..........................     34,031     20,812
                                                                -------    -------
     TOTAL ASSETS...........................................    $96,518    $76,098
                                                                =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current installments of long-term debt....................    $ 7,753    $ 1,305
  Current portion of capital lease obligations..............         --         41
  Trade accounts payable....................................      5,900      4,523
  Income taxes payable......................................        556      1,606
  Accrued compensation......................................        854      1,049
  Accrued expenses and other liabilities....................        705      1,169
                                                                -------    -------
     TOTAL CURRENT LIABILITIES..............................     15,768      9,693
Long-term debt..............................................     39,089     30,643
Capital lease obligations...................................         --         --
Deferred income taxes.......................................      1,829      1,372
                                                                -------    -------
     TOTAL LIABILITIES......................................     56,686     41,708
                                                                =======    =======
COMMITMENTS AND CONTINGENCIES (Notes C, H and N)............
SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value--authorized 5,000,000
     shares; none issued Common stock, no par
     value--authorized 40,000,000 shares; issued and
     outstanding 19,247,299 and 18,650,990 shares at
     December 31, 2000 and 1999, respectively...............     22,647     19,392
  Retained earnings.........................................     17,185     14,998
                                                                -------    -------
     TOTAL SHAREHOLDERS' EQUITY.............................     39,832     34,390
                                                                -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $96,518    $76,098
                                                                =======    =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
Net sales...................................................    $66,927    $64,632    $56,667
Cost of goods sold..........................................     38,090     31,155     27,607
                                                                -------    -------    -------
  GROSS PROFIT..............................................     28,837     33,477     29,060
Selling, general and administrative expenses................     17,397     16,733     13,291
Amortization of intangibles.................................      1,519      1,878      2,315
Research and development....................................      4,132      2,744      4,010
                                                                -------    -------    -------
                                                                 23,048     21,355     19,616
                                                                -------    -------    -------
  OPERATING INCOME..........................................      5,789     12,122      9,444
Interest and other income (expense):
  Interest income...........................................         --         31          1
  Interest expense..........................................     (2,400)    (1,921)    (1,451)
  Offering costs............................................         --         --       (350)
  Gain on sale of fixed assets..............................         --        275         --
  Other income, net.........................................        117        132         42
                                                                -------    -------    -------
                                                                 (2,283)    (1,483)    (1,758)
                                                                -------    -------    -------
INCOME BEFORE INCOME TAXES..................................      3,506     10,639      7,686
Income tax provision........................................      1,319      3,969      3,039
                                                                -------    -------    -------
NET INCOME..................................................    $ 2,187    $ 6,670    $ 4,647
                                                                =======    =======    =======
  NET INCOME PER SHARE:
     BASIC..................................................    $  0.11    $  0.37    $  0.26
                                                                =======    =======    =======
     DILUTED................................................    $  0.11    $  0.36    $  0.25
                                                                =======    =======    =======
  Weighted average shares outstanding:
     Basic..................................................     19,030     18,269     17,891
                                                                =======    =======    =======
     Diluted................................................     19,721     18,573     18,766
                                                                =======    =======    =======

                      COMPUTATION OF NET INCOME PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
Earnings
  Income applicable to common stock.........................    $ 2,187    $ 6,670    $ 4,647
                                                                =======    =======    =======
Shares
  Weighted average number of shares outstanding -- basic....     19,030     18,269     17,891
Net income per share -- basic...............................    $  0.11    $  0.37    $  0.26
                                                                =======    =======    =======
  Additional shares assuming conversion of options..........        691        304        875
                                                                -------    -------    -------
  Weighted average number of shares outstanding --diluted...     19,721     18,573     18,766
Net income per share -- diluted.............................    $  0.11    $  0.36    $  0.25
                                                                =======    =======    =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      COMMON STOCK
                                                 ----------------------
                                                   SHARES                  RETAINED    TREASURY
                                                 OUTSTANDING    AMOUNT     EARNINGS     STOCK       TOTAL
                                                 -----------    ------     --------    --------     -----
Balances at January 1, 1998..................      17,630       $16,241    $ 4,010     $    --     $20,251
Net income...................................          --            --      4,647          --       4,647
Treasury stock received in lieu of cash......         (56)           --         --        (465)       (465)
Exercise of stock options....................         484         1,649         --          --       1,649
Treasury stock reissued......................          56            --       (329)        465         136
Employee stock purchase plan.................           8            62         --          --          62
                                                   ------       -------    -------     -------     -------
Balances at December 31, 1998................      18,122       $17,952    $ 8,328     $    --     $26,280
                                                   ======       =======    =======     =======     =======
Net income...................................          --       $    --    $ 6,670     $    --     $ 6,670
Treasury stock received in lieu of cash......          (9)           --         --         (35)        (35)
Exercise of stock options....................         476         1,228         --          --       1,228
Management bonus paid in stock...............          27           109         --          --         109
Treasury stock reissued......................           9            (6)        --          35          29
Employee stock purchase plan.................          26           109         --          --         109
                                                   ------       -------    -------     -------     -------
Balances at December 31, 1999................      18,651       $19,392    $14,998     $    --     $34,390
                                                   ======       =======    =======     =======     =======
Net income...................................          --       $    --    $ 2,187     $    --     $ 2,187
Exercise of stock options....................         576         3,105         --          --       3,105
Employee stock purchase plan.................          20           150         --          --         150
                                                   ------       -------    -------     -------     -------
Balances at December 31, 2000................      19,247       $22,647    $17,185     $    --     $39,832
                                                   ======       =======    =======     =======     =======

     See notes to consolidated financial statements.

                                  AKORN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income..................................................  $  2,187   $  6,670   $  4,647
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     3,539      3,161      3,615
     Gain on disposal of fixed assets.......................        --       (245)        --
     Stock bonus............................................        --        109         --
     Deferred income taxes..................................      (756)       763        307
     Other..................................................        --         (6)        --
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (6,449)    (6,992)    (5,736)
       Inventory, prepaid expenses and other assets.........     2,173     (5,213)    (1,770)
       Trade accounts payable and accrued expenses..........       718      1,750       (980)
       Income taxes payable.................................    (1,050)       134      1,010
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       362        131      1,093
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................   (15,239)    (6,157)    (4,765)
Proceeds from disposal of fixed assets......................        --        629         --
Sales of investments........................................        --         --         96
Purchase of product intangibles and product licensing
  fees......................................................    (2,449)      (705)    (8,999)
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (17,688)    (6,233)   (13,668)
FINANCING ACTIVITIES
Proceeds from exercise of stock options.....................     3,255      1,337      1,102
Repayments of long-term debt................................   (22,206)   (22,584)    (2,583)
Proceeds from issuance of long-term debt....................    37,100     26,800     14,404
Principal payments under capital lease obligations..........       (41)      (162)      (149)
Short-term borrowings, net..................................        --         --     (1,750)
Debt acquisition costs......................................        --         --       (126)
                                                              --------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    18,108      5,391     10,898
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       782       (711)    (1,677)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............        25        736      2,413
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    807   $     25   $    736
                                                              ========   ========   ========

See notes to consolidated financial statements.

                                  AKORN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. During 2000, the Company dissolved the inactive subsidiaries Compass Vision, Inc., Spectrum Scientific Pharmaceuticals, Inc. and Walnut Pharmaceuticals, Inc. The dissolution of these subsidiaries did not have a material impact on the balances and activities of the Company.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions relate to the allowance for uncollectable accounts, the allowance for chargebacks and rebates, the reserve for slow-moving and obsolete inventory, the reserve for returned goods and the carrying value of intangible assets.

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

     Intangibles: Intangibles consist primarily of product licensing and other such costs which are capitalized and amortized on the straight line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 2000 and 1999 was $5,954,000 and $4,523,000, respectively.

     The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives. The average estimated service lives of buildings, leasehold improvements, furniture and equipment, and automobiles are approximately 30, 10, 8, and 5 years, respectively.

     Allowance for Chargebacks and Rebates: The Company accrues an estimate of the difference between the gross sales price of certain products sold to wholesalers and the expected resale prices of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations at the time of sale. As part of the Company's sales terms to wholesale customers, it agrees to reimburse wholesalers for such differentials between wholesale prices and contract prices. Because this allowance relates to amounts not yet collected from the wholesalers, this allowance is recorded as a reduction of accounts receivable. Similarly, the Company records an allowance for rebates related to contracts and other programs with wholesalers. The balance for these allowances was $3,296,000 and $3,174,000 as of December 31, 2000 and 1999, respectively.

     Income Taxes: The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes.

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

NOTE B -- NONCASH TRANSACTIONS

     In August 1999, a former employee exercised options for 23,352 shares of the Company's common stock. The individual tendered approximately 8,800 shares of the Company's outstanding stock as consideration for the option exercise, which was recorded as treasury stock. The net effect of this transaction was to increase common stock and paid in capital by $35,028 and increase treasury stock by $35,028.

     In July 1998, the Company financed the acquisition of four product licenses with long-term debt in the amount of $3.332 million.

     In June 1998, a former employee exercised options for 105,000 shares of the Company's common stock. The individual tendered approximately 22,000 shares of the Company's outstanding stock as consideration for the option exercise and approximately 33,000 shares to satisfy the personal income tax withholding requirements of the transaction, all of which was recorded as treasury stock. The net effects of this transaction was to increase accrued liabilities by $280,000, increase common stock and paid in capital by $185,000, and increase treasury stock by $465,000.

     In March 1998, the Company financed the acquisition of two product licenses with long-term debt in the amount of $3.905 million.

NOTE C -- PRODUCT AND OTHER ACQUISITIONS

     In April 2000, the Company entered into a worldwide license agreement with The Johns Hopkins University Applied Physics Laboratory. This license provides the Company exclusive rights to two patents covering the methodology and instrumentation for a method of treating age-related macular degeneration. Upon signing the agreement, the Company made an initial payment under the agreement of $1,484,500. Future payments of up to $7,215,500 are contingent upon the achievement of specifically defined milestones. As of December 31, 2000, there are no payments due under the terms of the agreement.

     In March 1999, the Company purchased the Paredrine NDA and trade name from Pharmics for $62,500 in cash. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

     In February 1999, the Company paid $400,000 to Eastman Kodak to license IC Green raw material manufacturing processes. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

     In August 1998, the Company entered into an agreement to purchase the regulatory files related to three ophthalmic products, Fluress, Ful-Glo and Rose Bengal, from Allergan, Inc. The total purchase price was $4,650,000 with $2,000,000 paid upon closing and two additional payments of $1,500,000 and $1,150,000 paid on the next two anniversaries of the closing date. The Company imputed interest on these payments using a 7.5 percent interest rate. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

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

     In January 1998, the Company purchased the New Drug Application (NDA), trademark and U.S. trade name rights to Paremyd, a topical mydriatic combination product, from Allergan. Paremyd had been off the market for all of 1997 due to a raw material shortage. The Company is awaiting FDA approval to manufacture the product. The total purchase price was $700,000, with $500,000 paid upon closing and $200,000 paid on the first anniversary of the closing date. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

     In January 1998, the Company purchased the NDA's related to two branded injectable products, Sufenta and Alfenta, from Janssen Pharmaceutica, Inc. Also included in the purchase was a patent on Alfenta. The patent expired in the second quarter of 1999. These products are injectable opioid analgesics indicated for use in the induction and maintenance of general anesthesia. The total purchase price was $6,600,000, with $2,200,000 paid upon closing and two additional payments of $2,200,000 paid on the next anniversary of the closing date and on December 29, 1999, respectively. Irrevocable bank letters of credit secured the second two payments, which were issued under the revolving credit facility (see Note G). The acquisition cost has been allocated to intangibles and will be amortized for 17 months (patent) and 15 years.

NOTE D -- ALLOWANCE FOR UNCOLLECTIBLES

     The activity in the allowance for uncollectibles for the periods indicated is as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                2000      1999      1998
                                                                ----      ----      ----
Balance at beginning of year................................    $226      $425      $522
Provision for bad debts.....................................     607       161        50
Specific reversal of doubtful account.......................      --      (300)       --
Accounts written off........................................     (32)      (60)     (147)
                                                                ----      ----      ----
Balance at end of year......................................    $801      $226      $425
                                                                ====      ====      ====

NOTE E -- INVENTORY

     The components of inventory are as follows (in thousands):

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 2000         1999
                                                                -------      -------
Finished goods..............................................    $ 5,014      $10,316
Work in process.............................................      3,644        2,179
Raw materials and supplies..................................      5,400        3,978
                                                                -------      -------
                                                                $14,058      $16,473
                                                                =======      =======

     Inventory at December 31, 2000 and 1999 is reported net of reserves for slow-moving, unsalable and obsolete items of $3,171,000 and $134,000, respectively.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Land........................................................  $    396   $    396
Buildings and leasehold improvements........................     8,204      7,763
Furniture and equipment.....................................    21,508     17,955
Automobiles.................................................        55         55
                                                              --------   --------
                                                                30,163     26,169
Accumulated depreciation....................................   (13,697)   (11,677)
                                                              --------   --------
                                                                16,466     14,492
Construction in progress....................................    17,565      6,320
                                                              --------   --------
                                                              $ 34,031   $ 20,812
                                                              ========   ========

     Construction in progress represents capital expenditures principally related to the Company's lyophilization project that will enable the Company to perform processes in-house, which are currently being performed by a sub-contractor.

NOTE G -- FINANCING ARRANGEMENTS

     The Company's long-term debt consists of (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Payable under lines of credit...............................  $44,400   $28,200
Mortgages payable secured by real property located in
  Decatur, Illinois.........................................    2,442     2,678
Notes payable secured by various assets, at interest rates
  ranging from 7.5% to 10.25%...............................       --     1,070
                                                              -------   -------
                                                               46,842    31,948
Less current portion........................................    7,753     1,305
                                                              -------   -------
Long-term debt..............................................  $39,089   $30,643
                                                              =======   =======

     Maturities of debt are as follows (in thousands):

Year ending December 31:
2001........................................................      7,753
2002........................................................     37,173
2003........................................................        293
2004........................................................        316
2005........................................................        340
Thereafter..................................................        967
                                                                -------
          Total.............................................    $46,842
                                                                =======

     In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999, of which there were outstanding borrowings of $44,400,000 at December 31, 2000 and

$28,200,000 at December 31, 1999. There was also an outstanding letter of credit of $35,000 at December 31, 1999. The interest rate as of December 31, 2000 was 7.160%.

     On April 16, 2001, the revolving credit agreement was amended to, among other things, extend the term of the agreement and establish a payment schedule, revise the method by which the interest rate will be determined, amend and add certain covenants, require the Company to obtain subordinated debt of $3 million by May 15, 2001 and waive certain covenant violations through March 31, 2001. The amended credit agreement requires payments throughout 2001 totaling $7.5 million, with the balance of $37.5 million due January 1, 2002. The revised interest rate is now computed at the prime rate plus 300 basis points. Previously, the interest rate was computed at the federal funds rate or LIBOR plus an applicable percentage, depending on certain financial ratios. The revolving credit facility is secured by substantially all of the assets of the Company and its subsidiaries and contains a number or restrictive covenants that, among other things, require minimum levels of net worth, net income and monthly EBITDA and a minimum borrowing base (as defined) and limits capital expenditures. The Company has received a commitment from Dr. John Kapoor, its Chairman and Interim Chief Executive Officer, to provide the subordinated debt with terms satisfactory to the lender of the credit facility. The terms of the subordinated debt have not been finalized. The agreement prohibits the Company from declaring any cash dividends on its common stock which would create a violation of its debt covenants. The Company has and will continue to take certain actions it believes are within its control and are necessary to meet the restrictive covenants of the amended credit agreement. Such actions include, but are not limited to, reducing its planned 2001 capital expenditures, increasing resources dedicated to collecting past due accounts receivable, implementing steps to control inventory levels, and reducing rebates and other discounts offered to its customers. Based upon its financial projections for 2001, which reflect the impacts of these actions, management believes it will be able to comply with the covenants during 2001. In the event that the Company is not in compliance with the covenants during 2001 and does not negotiate amended covenants and/or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it.

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $2,442,000 and $2,678,000 at December 31, 2000 and 1999, respectively. The principal balance is paid over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     In August 1998, the Company entered into an agreement to purchase three ophthalmic products from Allergan, Inc. The total purchase price was $4,650,000 with $2,000,000 paid upon closing and two additional payments of $1,500,000 and $1,150,000 paid on the next two anniversaries of the closing date. The Company imputed interest on these payments with a 7.5% interest rate.

     The fair value of the debt obligations approximated the recorded value as of December 31, 2000.

NOTE H -- LEASING ARRANGEMENTS

     The Company leased certain equipment under capital leasing arrangements that expired in 2000.

     Property, plant and equipment includes the following amounts relating to such capital leases (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                2000       1999
                                                                -----      -----
Furniture and equipment.....................................    $ 806      $ 806
Less accumulated depreciation...............................     (806)      (697)
                                                                -----      -----
                                                                $  --      $ 109
                                                                =====      =====

     Depreciation expense provided on these assets was $109,000 for 2000 and $157,000, for each of the years ended December 31, 1999 and 1998.

     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $1,158,861, $906,167 and $570,288 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following is a schedule, by year, of future minimum rental payments required under these non-cancelable operating leases (in thousands):

Years ended December 31,
2001........................................................    $1,622
2002........................................................     1,393
2003........................................................     1,146
2004........................................................     1,132
2005........................................................     1,128
2006........................................................     1,115
2007........................................................     1,113
2008........................................................        40
                                                                ------
Total Minimum Payments Required.............................    $8,689
                                                                ======

     The Company currently sub-lets portions of its leased space. Rental income under these sub-leases was $227,446, $211,043 and $41,160 in 2000, 1999 and
1998, respectively.

NOTE I -- STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     Under the 1988 Incentive Compensation Program (the "Incentive Program") any officer or key employee of the Company is eligible to receive options as designated by the Company's Board of Directors. As of December 31, 2000, 4,500,000 shares of the Company's Common Stock are reserved to be issued under the Incentive Program. The exercise price of the options granted under the Incentive Program may not be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended December 31, 2000, 1999 and 1998 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years.

     Under the 1991 Stock Option Plan for Directors (the "Directors' Plan") persons elected as directors of the Company are granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. As of December 31, 2000, 500,000 shares of the Company's Common Stock are reserved to be issued under the Directors' Plan. Options granted under the Directors' Plan vest immediately and expire five years from the date of grant.

     A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the years ended December 31, 2000, 1999 and 1998 is presented below (shares in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                       2000                  1999                  1998
                                                ------------------    ------------------    ------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                          EXERCISE              EXERCISE              EXERCISE
                                                SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                ------    --------    ------    --------    ------    --------
Outstanding at beginning of period..........    1,901      $3.64      1,952      $3.16      1,899      $2.35
Granted.....................................      644      $6.80        777      $4.53        784      $5.18
Exercised...................................     (576)     $3.14       (478)     $2.71       (530)     $2.20
Expired/Canceled............................     (142)     $5.30       (350)     $4.19       (201)     $5.96
                                                -----                 -----                 -----
Outstanding at end of period................    1,827      $4.78      1,901      $3.64      1,952      $3.16
                                                =====                 =====                 =====
Options exercisable at end of period........    1,054      $4.08      1,088      $3.19      1,033      $2.87
Options available for future grant..........    1,234                 1,736                 2,163
Weighted average fair value of options
  granted during the period.................               $5.17                 $2.37                 $2.58

     The fair value of each option granted during the year ended December 31, 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 98%, (iii) risk-free interest rate of 5.0% and (iv) expected life of 5 years.

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

     The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                            ------------------------------------------------------    ----------------------------------
                                NUMBER                                                    NUMBER
                            OUTSTANDING AT    WEIGHTED AVERAGE                        EXERCISABLE AT
                             DECEMBER 31,        REMAINING        WEIGHTED AVERAGE     DECEMBER 31,     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES         2000         CONTRACTUAL LIFE     EXERCISE PRICE          2000          EXERCISE PRICE
------------------------    --------------    ----------------    ----------------    --------------    ----------------
$2.13 -- $2.20.........           259            1.0 years             $ 2.14               259              $ 2.14
$2.28 -- $2.54.........           104            1.2 years             $ 2.36               104              $ 2.36
$2.63 -- $2.81.........            58            1.1 years             $ 2.73                58              $ 2.73
$2.88 -- $3.94.........            49            3.6 years             $ 3.92                25              $ 3.93
$3.97 -- $4.60.........           414            2.7 years             $ 4.17               245              $ 4.14
$4.63 -- $5.56.........           384            3.2 years             $ 5.06               192              $ 5.09
$6.25 -- $8.00.........           454            4.1 years             $ 6.38               115              $ 6.38
$8.12 -- $8.38.........            25            2.8 years             $ 8.33                21              $ 8.36
$9.00 -- $10.00........            50            4.3 years             $ 9.46                28              $ 9.45
$10.01 -- $12.00.......            30            4.4 years             $11.16                 7              $11.16
                                -----                                                     -----
                                1,827                                                     1,054
                                =====                                                     =====

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

     Had compensation cost for the Company's stock-based compensation plans been determined based on Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and net income per share for the years ended December 31, 2000, 1999 and 1998 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                 YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------
                                                  2000                     1999                     1998
                                          ---------------------    ---------------------    ---------------------
                                             AS                       AS                       AS
                                          REPORTED    PRO FORMA    REPORTED    PRO FORMA    REPORTED    PRO FORMA
                                          --------    ---------    --------    ---------    --------    ---------
Net income............................     $2,187       $ 421       $6,670      $5,939       $4,647      $4,110
                                           ======       =====       ======      ======       ======      ======
Net income per share -- diluted.......     $ 0.11       $0.02       $ 0.36      $ 0.32       $ 0.25      $ 0.22
                                           ======       =====       ======      ======       ======      ======

     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company's common stock may be acquired under the terms of the Plan. Purchases of shares issued from treasury stock approximated 7,000 and 8,000 shares, respectively, during the years ended December 31, 1999 and 1998. New shares issued under the plan approximated 20,000 in 2000, 26,000 in 1999 and 8,000 in 1998.

NOTE J -- INCOME TAXES

     The income tax provision (benefit) consisted of the following (in thousands):

                                                                CURRENT    DEFERRED    TOTAL
                                                                -------    --------    ------
Year ended December 31, 2000:
  Federal...................................................    $1,680      $(629)     $1,051
  State.....................................................       395       (127)        268
                                                                ------      -----      ------
                                                                $2,075      $(756)     $1,319
                                                                ======      =====      ======
Year ended December 31, 1999:
  Federal...................................................    $2,561      $ 636      $3,197
  State.....................................................       645        127         772
                                                                ------      -----      ------
                                                                $3,206      $ 763      $3,969
                                                                ======      =====      ======
Year ended December 31, 1998:
  Federal...................................................    $2,124      $ 359      $2,483
  State.....................................................       608        (52)        556
                                                                ------      -----      ------
                                                                $2,732      $ 307      $3,039
                                                                ======      =====      ======

     Income tax expense differs from the "expected" tax expense computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
Computed "expected" tax expense.............................    $1,192    $3,618    $2,613
Increase in income taxes resulting from:
  State income taxes, net of federal income tax benefits....       177       510       371
  Other, net................................................       (50)     (159)       55
                                                                ------    ------    ------
Income tax expense..........................................    $1,319    $3,969    $3,039
                                                                ======    ======    ======

     Deferred tax assets (liabilities) at December 31, 2000 and 1999 include (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
Other accrued expenses......................................      $ 1,688         $   432
Intangible assets, net......................................          545             246
Property, plant and equipment, net..........................       (2,332)         (1,735)
Other, net..................................................          286             488
                                                                  -------         -------
                                                                  $   187         $  (569)
                                                                  =======         =======

     The deferred taxes are classified in the accompanying balance sheets as follows (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
Deferred tax asset -- current...............................      $ 2,016         $   803
Deferred tax liability -- noncurrent........................       (1,829)         (1,372)
                                                                  -------         -------
                                                                  $   187         $  (569)
                                                                  =======         =======

     Management concluded that there was no need for a valuation allowance because it was more likely than not that all of the net deferred tax assets will be realized through future taxable earnings.

NOTE K -- CHANGES IN ACCOUNTING ESTIMATES

     The Company accrues an estimate of the difference between the gross sales price of certain products sold to wholesalers and the expected resale prices of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations at the time of sale to the wholesaler. Similarly, the Company records an allowance for rebates related to contracts and other programs with wholesalers. This allowance is carried as a reduction of accounts receivable. The Company evaluates the allowance balance against actual chargebacks and rebates processed by wholesalers. Actual chargebacks and rebates processed can vary materially from period to period. The Company has an increasing number of contracts and other programs with wholesalers, each incorporating various numbers and types of chargebacks and rebates. The recorded allowance amount reflects the Company's current estimate of the chargeback and rebate amounts wholesalers have earned under these various contracts and programs.

     The Company records an estimate for slow-moving and obsolete inventory based upon recent historical sales by unit. The Company evaluates the potential sales of its products over their remaining lives and estimates the amount that may expire before being sold. In 2000, the Company incurred $3,983,000 in charges for unsalable product. In the fourth quarter of 2000, the Company increased this reserve by $2,700,000 to account for slow moving and obsolete inventory primarily related to products purchased from third parties in 1998 and 1999 for which the original sales forecast overestimated actual demand. Accordingly, the Company believes a portion of the quantities on hand may not be sold before they expire.

NOTE L -- RETIREMENT PLAN

     All employees who have attained the age of 21 with six months of service are eligible for participation in the Company's 401(k) Plan. The plan-related expense recognized for the years ended December 31, 2000, 1999 and 1998 totaled $284,694, $220,203 and $89,020, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

NOTE M -- INDUSTRY SEGMENT INFORMATION

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

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
NET SALES
Ophthalmic..................................................    $28,221    $32,467    $29,205
Injectable..................................................     38,706     32,165     27,462
                                                                -------    -------    -------
       Total net sales......................................    $66,927    $64,632    $56,667
                                                                =======    =======    =======
OPERATING INCOME
Ophthalmic..................................................    $(1,517)   $ 4,338    $ 4,219
Injectable..................................................      9,224      9,208      6,364
General Corporate...........................................     (1,918)    (1,424)    (1,139)
                                                                -------    -------    -------
       Total operating income...............................      5,789     12,122      9,444
Interest and other (expense), net...........................     (2,283)    (1,483)    (1,758)
                                                                -------    -------    -------
Income before income taxes..................................    $ 3,506    $10,639    $ 7,686
                                                                =======    =======    =======

     The Company does not identify assets by segment for internal purposes.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE O -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2000      1999      1998
                                                                 ----      ----      ----
Interest and taxes paid:
  Interest (net of amounts capitalized).....................    $2,596    $1,245    $1,121
  Income taxes..............................................     1,625     2,860     1,167
Noncash investing and financing activities:
  Treasury stock received for exercise of stock options.....        --        35       465
  Notes issued for product acquisitions.....................        --        --     6,741

NOTE P -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, will be effective for the Company's fiscal 2001 financial statements. Adoption, on January 1, 2001, of SFAS No. 133, as amended, did not have a material effect on the Company's financial position or results of operations.

NOTE Q -- CUSTOMER CONCENTRATION

     During 2000, the Company realized approximately 12% of its net sales from one customer. This customer is a distributor of the Company's products as well as a distributor of a broad range of health care products for many companies in the health care sector. This customer is not the end user of the Company's products. If sales to this customer were to diminish or cease, the Company believes that the end users of its products would find no difficulty obtaining the Company's products either directly from the Company or from another distributor. The accounts receivable balance for this customer was approximately 22% of gross accounts receivable. No single customer accounted for more than 10% of the Company's sales in either segment during 1999 or 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     During 2000, Harold Koch, an officer of the Company, failed to file timely with the Securities and Exchange Commission one Form 3 to report initial holdings and Doyle S. Gaw, a director of the Company, failed to file timely with the Securities and Exchange Commission one Form 4 to report current transactions, as required by Section 16(a) of the Securities Exchange Act of 1934. All such transactions have been reported on amended statements or annual statements on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by the Company for services rendered during the years ended December 31, 2000, 1999 and 1998 to each person who, during 2000, served as the chief executive officer of the Company and to each other executive officer of the Company whose total annual salary and bonus for 2000 exceeded $100,000 (each a "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                            ANNUAL COMPENSATION                   SECURITIES
                             -------------------------------------------------    UNDERLYING    ALL OTHER(1)
NAME AND PRINCIPAL POSITION          TIME PERIOD            SALARY    BONUS(2)   OPTIONS/SARS   COMPENSATION
---------------------------          -----------            ------    --------   ------------   ------------
Floyd Benjamin (3).........  Year ended December 31, 2000   274,205        --      105,000         38,826
  Vice Chairman              Year ended December 31, 1999   246,184   137,116      305,000         11,700
                             Year ended December 31, 1998   211,407   304,493       70,000          5,756
Harold Koch Jr. (4)........  Year ended December 31, 2000   158,617        --       40,000         11,600
  Senior Vice President      Year ended December 31, 1999   147,928    36,540       10,000         11,600
                             Year ended December 31, 1998   140,384    31,500       10,000         23,900
Rita J. McConville (5).....  Year ended December 31, 2000   151,716        --       55,000          3,500
  Corporate Controller       Year ended December 31, 1999   138,600    33,301       30,000          3,333
                             Year ended December 31, 1998   125,673    37,702       30,000          3,726

---------------
(1) Represents contributions to the Company's Savings and Retirement Plan, except as indicated in notes (3) and (4).

(2) Represents bonuses awarded for 1998 and 1999 performance paid in 1999 and 2000, except for Mr. Benjamin, whose 1998 bonus was paid partially in 1998 and partially in 1999 ($55,916). There were no executive officer bonuses awarded for 2000.

(3) Mr. Benjamin served as Chief Executive Officer from May 3, 1996 to March 21, 2001. His "Other Compensation" for 2000 and 1999 includes $9,600 auto allowance. His other compensation for 2000 includes $23,372 for country club membership and $4,104 for spousal travel.

(4) Mr. Koch served as an officer of the Company from May 12, 2000 to April 13, 2001. His "Other Compensation" includes $7,200 auto allowance for 2000, 1999 and 1998. His other compensation for 1998 includes $12,500 for title to a company vehicle.

(5) Ms. McConville served as Chief Financial Officer from February 28, 1997 to March 21, 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                                         INDIVIDUAL GRANTS                                VALUE AT ASSUMED
                                  --------------------------------                     ANNUAL RATES OF STOCK
                                   NUMBER OF      PERCENT OF TOTAL                     PRICE APPRECIATION FOR
                                   SECURITIES       OPTIONS/SARS      EXERCISE              OPTION TERM
                                   UNDERLYING        GRANTED TO       OR BASE     --------------------------------
                                  OPTIONS/SARS      EMPLOYEES IN       PRICE      EXPIRATION
             NAME                 GRANTED (#)       FISCAL YEAR        ($/SH)        DATE        5%($)     10%($)
             ----                 ------------    ----------------    --------    ----------    -------    -------
Floyd Benjamin................        5,000(1)           1%             9.44       5/12/05       13,038     28,810
                                    100,000(2)          36%             6.25       2/10/05      172,676    381,569
Rita J. McConville............       55,000(2)           9%             6.25       2/10/05       94,972    209,863
Harold Koch Jr................       40,000(2)           6%             6.25       2/10/05       69,070    152,628

---------------
(1) Issued pursuant to the 1991 Stock Option Plan for Directors.

(2) Issued pursuant to the Amended and Restated 1988 Incentive Compensation Program.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                             NUMBER OF
                                                                       SECURITIES UNDERLYING
                                                                            UNEXERCISED               VALUE OF
                                                                             OPTIONS/           UNEXERCISED IN-THE-
                                                                          SARS AT FY-END           MONEY OPTIONS/
                                                                                (#)             SARS AT FY-END($)(1)
                                         SHARES                        ---------------------    --------------------
                                      ACQUIRED ON         VALUE            EXERCISABLE/             EXERCISABLE/
              NAME                    EXERCISE (#)     REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE
              ----                   --------------    ------------    ---------------------    --------------------
Floyd Benjamin...................            --               --          413,750/125,000        798,1612/132,875
Rita J. McConville...............            --               --          125,000/ 35,000         322,719/ 25,486
Harold Koch Jr. (2)..............        40,000          334,375            35,000/20,000          61,892/  6,260

---------------
(1) Value of Unexercised in-the-Money options calculated using the 12/31/00 closing price of $6.563.

(2) Mr. Koch's exercises were executed prior to his appointment as an officer.

EMPLOYMENT AGREEMENTS

     In May 1996 the Company entered into an employment agreement with Mr. Benjamin calling for an annual salary of $200,000, increased annually at the discretion of the Board of Directors, plus bonuses determined by a formula stated in the agreement. The agreement terminated January 1, 1999 upon Mr. Benjamin's appointment as President and CEO of Akorn, Inc. The Company currently has no employment contracts with its Named Executive Officers.

COMPENSATION COMMITTEE INTERLOCKS

     Dr. Bruhl and Mr. Gaw, who comprise the Compensation Committee, are both independent, non-employee directors of the Company. No executive officer of the Company served as a director or member of the compensation committee of (i) another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 2000.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors reviews, analyzes and makes recommendations related to compensation packages for the Company's executive officers, evaluates the performance of the Chief Executive Officer and administers the grant of stock options under the Company's Incentive Compensation Program.

     The Company's executive compensation policies are designed to (a) provide competitive levels of compensation to attract and retain qualified executives,
(b) reward achievements in corporate performance, (c) integrate pay with annual and long-term performance goals and (d) align the interests of executives with the goals of shareholders.

     Compensation paid to Company executives consists of salaries, annual cash incentive bonuses and long-term incentive opportunities in the form of stock options.

Salary

     Mr. Benjamin's salary for the years ended December 31, 2000 and 1999 and the salary of Ms. McConville for the year ended December 31, 1999 were determined after considering the executive compensation policies noted above, the impact the executive has on the Company, the skills and experience the executive brings to the job, competition in the marketplace for those skills and the potential of the executive in the job. Ms. McConville's salary for 1998 and 2000 and Mr. Koch's salary for 1998, 1999 and 2000 was determined by the Chief Executive Officer. Mr. Benjamin's salary through 1998 was fixed in his employment agreement.

Incentive Bonus

     Annual incentive compensation for executive officers during 2000, 1999 and 1998 was based on corporate earnings objectives as well as position-specific performance objectives. Mr. Benjamin's employment agreement specified the formula under which he was to be awarded incentive bonuses. Under those criteria, he did earn a bonus for 1998. Mr. Benjamin's 1998 bonus was paid partially in 1998 and partially in 1999. The bonuses awarded to Ms. McConville and Mr. Koch, as noted in the compensation table for 1998 and 1999, and to Mr. Benjamin for 1999, were paid in 1999 and 2000, respectively. There were no performance bonuses granted to executive officers for 2000.

Stock Options

     The Committee's practice with respect to stock options has been to grant options based upon the attainment of Company performance goals and to vest options based on the passage of time. The option grants noted in the compensation table include grants upon initial employment and annual grants as well as grants issued under the Stock Option Plan for Directors to those named executive officers who are also directors.

     It is the responsibility of the Committee to address the issues raised by tax laws under which certain non-performance based compensation in excess of $1 million per year paid to executives of public companies is non-deductible to the Company and to determine whether any actions with respect to this limit need to be taken by the Company. It is not anticipated that any executive officer of the Company will receive any compensation in excess of this limit.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

                Daniel E. Bruhl, M.D.               Doyle S. Gaw

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 16, 2001, the following persons were directors, nominees, Named Executive Officers (as defined in "Executive Compensation" below), or others with beneficial ownership of five percent or more of the Company's common stock.. The information set forth below has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished to the Company or to the Securities and Exchange Commission by the persons listed. Unless otherwise noted the address of each of the following persons is 2500 Millbrook Drive, Buffalo Grove, Illinois 60089.

                 BENEFICIAL OWNER                     SHARES BENEFICIALLY OWNED    PERCENT OF CLASS
                 ----------------                     -------------------------    ----------------
DIRECTORS AND NOMINEES
Floyd Benjamin....................................              880,417(1)               4.47%
Daniel E. Bruhl, M.D..............................              311,767(2)               1.62%
Doyle S. Gaw......................................              107,860(2)               0.56%
John N. Kapoor, Ph.D..............................            4,458,038(3)              22.96%

NAMED EXECUTIVE OFFICERS (4)
Rita J. McConville................................              133,928                  0.69%
Harold Koch Jr....................................               81,341                  0.42%
Directors and officers as a group (7 persons).....            5,973,351(5)              29.83%

OTHER BENEFICIAL OWNERS
Wellington Management Company (6).................            1,054,300                  5.47%
J. P. Morgan Chase & Co. (7)......................            1,012,400                  5.25%

---------------
(1) Mr. Benjamin's shares are held by a trust of which Mr. Benjamin and his wife are trustees and their child is beneficiary. Includes 413,750 shares issuable pursuant to options granted by the Company directly to Mr. Benjamin.

(2) The reported shares include options to purchase shares. The shares reported for Directors Bruhl and Gaw include options to purchase 15,000 and 20,000 shares, respectively. In addition, Dr. Bruhl's retirement plan holds 64,266 of the listed shares.

(3) Of such 4,458,038 shares, (i) 841,000 are owned directly by the John N. Kapoor Trust dated September 20, 1989 (the "Trust") of which Dr. Kapoor is the sole trustee and beneficiary, (ii) 2,000,000 are owned by EJ Financial Investments VIII of which Dr. Kapoor is managing general partner, (iii) 1,395,000 are owned by EJ financial/Akorn Management, L.P. of which Dr. Kapoor is managing general partner, (iv) 20,000 are owned directly by Dr. Kapoor, (v) 63,600 are owned by a trust, the trustee of which is Dr. Kapoor's wife and the beneficiaries of which are their children, and (vi) 138,438 are issuable pursuant to options granted by the Company directly to Dr. Kapoor.

(4) Mr. Benjamin and Dr. Kapoor are also named executive officers of the Company, and information regarding their beneficial ownership is included in this table under the section, "Directors and Nominees." The shares reported for Mr. Koch and Ms. McConville include options to purchase 35,000 and 125,000 shares, respectively.

(5) Of such 5,973,351 shares, 747,188 are not presently outstanding, but are issuable pursuant to option rights described in the preceding footnotes.

(6) The address of Wellington Management Company is 75 State Street, Boston, MA 02109.

(7) The address of J. P. Morgan Chase & Co. is 270 Park Avenue, New York, NY 10017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the year ended December 31, 2000, the Company did not have any transactions with shareholders or directors which require disclosure.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a).2. Financial Statement Schedule. The following financial Financial Statement Schedule is filed with this Annual Report on Form 10-K on the page indicated:

            Description                                   Page

     II.     Valuation and Qualifying Accounts            41

     (a).3. Exhibits

     Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

 (2.0)    Agreement and Plan of Merger among Akorn, Inc., Taylor, and
          Pasadena Research Laboratories, Inc. dated May 7, 1996,
          incorporated by reference to the Company's report on Form
          10-K for the fiscal year ended June 30, 1996.
 (3.1)    Restated Articles of Incorporation of the Company dated
          September 6, 1991, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year
          ended June 30, 1991.
 (3.2)    Articles of Amendment to Articles of Incorporation of the
          company dated February 28, 1997, incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the transition period from July 1, 1996 to December 31, 1996.
 (3.3)    Current Composite of By-laws of the Company, incorporated by reference to Exhibit 3.3 to the Company's report on Form
          10-K for the transition period from July 1, 1996 to December
          31, 1996.
 (4.1)    Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1988.
(10.1)    Consulting Agreement dated November 15, 1990 by and between
          E. J. Financial Enterprises, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year
          ended June 30, 1991.
(10.2)    Amendment No. 1 to the Amended and Restated Akorn, Inc. 1988
          Incentive Compensation Program, incorporated by reference to
          Exhibit 10.33 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.
(10.3)    1991 Akorn, Inc. Stock Option Plan for Directors,
          incorporated by reference to Exhibit 4.3 to the Company's
          registration statement on Form S-8, registration number
          33-44785.
(10.4)    Common Stock Purchase Warrant dated September 3, 1992,
          issued by the Company to the John N. Kapoor Trust dated
          September 20, 1989, incorporated by reference to Exhibit No.
          7 to Amendment No. 3 to Schedule 13D, dated September 10,
          1992, filed by John N. Kapoor and the John N. Kapoor Trust dated September 20, 1989.
(10.5)    Amended and Restated Credit Agreement dated September 15,
          1999 among the Company, Akorn (New Jersey), Inc. and The
          Northern Trust Company (the "Credit Agreement").
(10.6)    Amendment No. 1 to the Credit Agreement dated December 28,
          1999.
(21.1)    *Subsidiaries of the Company.
(23.1)    *Consent of Deloitte & Touche LLP.

     (b) Reports on Form 8-K.

     A report on Form 8-K was filed October 26, 2000, reporting revised estimates for revenues and earnings for the fourth quarter of 2000 and for fiscal year 2001.

                                  AKORN, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              ADDITIONS
                                               BALANCE AT    CHARGED TO                      BALANCE
                                               BEGINNING      COSTS AND                       AT END
                DESCRIPTION                    OF PERIOD      EXPENSES       DEDUCTIONS     OF PERIOD
                -----------                    ----------    ----------      ----------     ---------
Allowance for doubtful accounts
  1998.....................................    $  522,000    $    50,000    $   (147,000)   $  425,000
  1999.....................................       425,000        161,000        (360,000)      226,000
  2000.....................................       226,000        607,000         (32,000)      801,000
Allowance for returns
  1998.....................................    $       --    $    22,000    $    (22,000)   $       --
  1999.....................................            --        205,000        (205,000)           --
  2000.....................................            --      1,159,000        (927,000)      232,000
Allowance for chargebacks and rebates
  1998.....................................    $2,114,000    $ 9,252,000    $ (9,817,000)   $1,549,000
  1999.....................................     1,549,000     23,793,000     (22,168,000)    3,174,000
  2000.....................................     3,174,000     29,558,000     (29,436,000)    3,296,000
Allowance for inventory obsolescence
  1998.....................................    $  710,000    $   702,000    $   (840,000)   $  572,000
  1999.....................................       572,000        611,000      (1,049,000)      134,000
  2000.....................................       134,000      3,983,000        (946,000)    3,171,000

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AKORN, INC.

                                          By:      /s/ JOHN N. KAPOOR
                                            ------------------------------------
                                                       John N. Kapoor
                                                  Chief Executive Officer

Date: April 17, 2001

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

                                               Chief Executive Officer and Director    April 17, 2001
---------------------------------------------  (Principal Executive Officer)
            John N. Kapoor, Ph.D.

                                               Director                                April 17, 2001
---------------------------------------------
               Floyd Benjamin

                                               Chief Financial Officer                 April 17, 2001
---------------------------------------------  (Principal Financial Officer and
               Kevin M. Harris                 Principal Accounting Officer)

                                               Director                                April 17, 2001
---------------------------------------------
            Daniel E. Bruhl, M.D.

                                               Director                                April 17, 2001
---------------------------------------------
                Doyle S. Gaw