Form 10-Q
period 2001-03-31
AKORN INC
filed 2001-05-22
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 (847) 279-6100
                         (Registrant's telephone number)

--------------------------------------------------------------------------------

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

At April 30, 2001 there were 19,300,644 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
                                                                         Page
                                                                         ----
Condensed Consolidated Balance Sheets -
  March 31, 2001 and December 31, 2000                                     2

Condensed Consolidated Statements of (Loss)/Income -
  Three months ended March 31, 2001 and 2000                               3

Condensed Consolidated Statements of Cash Flows -
  Three months ended March 31, 2001 and 2000                               4

Notes to Condensed Consolidated Financial Statements                       5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        8

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                10

ITEM 2.  Changes in Securities and Use of Proceeds                        10

ITEM 3.  Default Upon Senior Securities                                   10

ITEM 4.  Submission of Matters to a Vote of Security Holders              10

ITEM 5.  Other Information                                                10

ITEM 6.  Exhibits and Reports on Form 8-K                                 10

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                         March 31,  December 31,
                                                           2001        2000*
                                                           ----        -----
ASSETS


CURRENT ASSETS
  Cash and cash equivalents                              $ 1,422      $   807
  Trade accounts receivable (less allowance
    for uncollectibles of $8,321 and $801)                 8,812       24,144
  Inventory                                               11,154       14,058
  Deferred income taxes                                    8,689        2,016
  Income taxes recoverable                                   722            -
  Prepaid expenses and other assets                          999        1,098
                                                         -------      -------
    TOTAL CURRENT ASSETS                                  31,798       42,123

OTHER ASSETS                                              19,868       20,364

PROPERTY, PLANT AND EQUIPMENT, NET                        33,439       34,031
                                                         -------      -------

TOTAL ASSETS                                             $85,105      $96,518
                                                         =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current installments of long-term debt                   $45,058      $ 7,753
Trade accounts payable                                     7,378        5,900
Accrued compensation                                         743          854
Accrued expenses and other liabilities                       920        1,261
                                                         -------      -------
TOTAL CURRENT LIABILITIES                                 54,099       15,768

LONG-TERM DEBT                                             2,123       39,089

OTHER LONG-TERM LIABILITIES                                1,829        1,829

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock                                              22,846       22,647
Retained earnings                                          4,208       17,185
                                                         -------      -------
TOTAL SHAREHOLDERS' EQUITY                                27,054       39,832
                                                         -------      -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                   $85,105      $96,518
                                                         =======      =======


*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                          Three months ended
                                                               March 31,
                                                          2001           2000
                                                          ----           ----

Net sales                                               $  6,076       $ 16,644
Cost of sales                                             11,859          8,231
                                                        --------       --------
  GROSS (LOSS)/PROFIT                                     (5,783)         8,413

Selling, general and administrative expenses              12,831          3,775
Amortization of intangibles                                  357            380
Research and development                                   1,157            734
                                                        --------       --------
                                                          14,345          4,889
                                                        --------       --------

OPERATING (LOSS)/INCOME                                  (20,128)         3,524

Interest expense                                            (715)          (672)
Interest and other income, net                               (85)            40
                                                        --------       --------
                                                            (800)          (632)
                                                        --------       --------

(LOSS)/INCOME BEFORE INCOME TAXES                        (20,928)         2,892

Income tax (benefit)/expense                              (7,951)         1,098
                                                        --------       --------

NET (LOSS)/INCOME                                       $(12,977)      $  1,794
                                                        ========       ========

PER SHARE:

NET (LOSS)/INCOME - BASIC                               $  (0.67)      $   0.10
                                                        ========       ========
NET (LOSS)/INCOME - DILUTED                                  (A)       $   0.09
                                                                       ========

WEIGHTED AVERAGE
  SHARES OUTSTANDING - BASIC                              19,271         18,802
                                                        ========       ========

DILUTED                                                   19,271         19,710
                                                        ========       ========


(A) Not presented where the effect of potential shares is antidilutive.


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                         2001          2000
                                                         ----          ----
OPERATING ACTIVITIES
Net (loss)/income                                      $(12,977)     $  1,794
Adjustments to reconcile net (loss)/income to net
cash provided by operating activities:
  Depreciation and amortization                           1,010           830
  Writedown of long-lived assets                          1,307             -
  Changes in operating assets and liabilities            11,966        (5,971)
                                                       --------      --------
NET CASH PROVIDED BY/(USED IN)
 OPERATING ACTIVITIES                                     1,306        (3,347)

INVESTING ACTIVITIES
Purchases of property, plant and equipment               (1,229)       (3,218)
                                                       --------      --------
NET CASH USED IN INVESTING ACTIVITIES                    (1,229)       (3,218)

FINANCING ACTIVITIES
Repayment of long-term debt                                (961)       (7,757)
Increased borrowings under bank credit agreement          1,300        13,000
Proceeds from exercise of stock options                     199         1,835
                                                       --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   538         7,078

INCREASE IN CASH AND
   CASH EQUIVALENTS                                         615           513

Cash and cash equivalents at beginning of period            807            25
                                                       --------      --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $  1,422      $    538
                                                       ========      ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

NOTE B - INVENTORY

The components of inventory are as follows (in thousands):

                                          March 31, 2001    December 31, 2000
                                          --------------    -----------------

Finished goods                                $ 4,117            $ 5,014
Work in process                                 1,670              3,644
Raw materials and supplies                      5,365              5,400
                                              -------            -------
                                              $11,154            $14,058
                                              =======            =======

Inventory at March 31, 2001 and December 31, 2000 is reported net of reserves for slow-moving, unsalable and obsolete items of $4,583,000 and $3,171,000, respectively, primarily related to finished goods.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                          March 31, 2001     December 31, 2000
                                          --------------     -----------------

Land                                         $    396             $    396
Buildings and leasehold improvements            8,208                8,204
Furniture and equipment                        24,451               21,508
Automobiles                                        55                   55
                                             --------             --------
                                               33,110               30,163
Accumulated depreciation                      (14,350)             (13,697)
                                             --------             --------
                                               18,760               16,466
Construction in progress                       14,679               17,565
                                             --------             --------
                                             $ 33,439             $ 34,031
                                             ========             ========

Construction in progress primarily represents capital expenditures related to the Company's freeze-drying project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The new ERP system developed during 2000 and included in the December 31, 2000 balance sheet as construction in progress was placed in service as of January 1, 2001 and is included in furniture and equipment.

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


                                                    Three Months Ended
                                                        March 31,
                                                        ---------
                                              2001                    2000
                                              ----                    ----
NET SALES
Ophthalmic                                  $     65                $ 7,179
Injectable                                     6,011                  9,465
                                            --------                -------
  Total net sales                           $  6,076                $16,644
                                            ========                =======

OPERATING (LOSS)/INCOME
Ophthalmic                                  $(12,446)               $ 1,282
Injectable                                    (4,867)                 2,605
General Corporate                             (2,815)                  (363)
                                            --------                -------
  Total operating (loss)/income              (20,128)                 3,524
Interest and other expense, net                 (800)                  (632)
                                            --------                -------
(Loss)/Income before income taxes           $(20,928)               $ 2,892
                                            ========                =======

NOTE E - DISCONTINUED PRODUCT

In May 2001, the Company decided to no longer sell one of its products due to uncertainty of product availability from a third-party manufacturer, rising manufacturing costs and delays in obtaining FDA approval to manufacture the product in-house. The Company recorded an asset impairment charge of $1,170,000 related to manufacturing equipment specific to the product and an asset impairment charge of $140,000 related to the remaining balance of the product acquisition intangible asset during the first quarter of 2001.

NOTE F - CHANGE IN ACCOUNTING ESTIMATES

In May 2001, the Company completed an analysis of its March 31, 2001 allowance for chargebacks and rebates and determined that an increase from the allowance of $3,296,000 at December 31, 2000 was necessary. In performing such analysis, the Company utilized recently obtained reports of wholesaler's inventory information, which had not been previously obtained or utilized. Based on the wholesaler's March 31, 2001 inventories and historical chargeback and rebate activity, the Company recorded an allowance of $6,961,000, which resulted in an expense of $12,000,000 for the three months ended March 31, 2001. The expense for the three months ended March 31, 2000 was $7,966,000.

Based on the wholesaler's inventory information, the Company also increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2001. The expense for the three months ended March
31, 2001 was $2,559,000.

Based upon its recent unsuccessful efforts to collect past due balances, the Company has updated its analysis of potentially uncollectible accounts receivable balances and has increased the allowance to $8,321,000 at March 31, 2001 from $801,000 at December 31, 2000. The expense for the three months ended March 31, 2001 was $7,520,000.

Based on current sales trends and forecasted sales activity by product, the Company increased its reserve for slow-moving, unsaleable and obsolete inventory items to $4,583,000 at March 31, 2001 from $3,171,000 at December 31, 2000. The expense for the three months ended March 31, 2001 was $1,500,000.

NOTE G - LEGAL PROCEEDINGS

On April 4, 2001, the Company was notified by the International Court of Arbitration (the "ICA") of the International Chamber of Commerce that NovaDAQ Technologies, Inc. ("NovaDAQ") had filed a Request for Arbitration with the ICA on April 2, 2002. Akorn and NovaDAQ had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescence angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") has requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, NovaDAQ has asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which are estimated to cost approximately $4,400,000. Alternatively, NovaDAQ seeks a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, NovaDAQ seeks unspecified damages as a result of any failure or delay on Akorn's part in performing its alleged obligations under the Agreement.

NOTE H - SUBSEQUENT EVENT

On May 15, 2001, the Company failed to make a $1.3 million required principal payment on its existing bank debt. Failure to make the required principal payment as well as violations of certain other financial covenants violated the terms of the credit agreement. The Company has initiated discussions with the bank group in an attempt to restructure the credit facility.

The Company had previously received a commitment letter from Dr. John N. Kapoor, its President and interim CEO, to provide $3.0 million of subordinated debt on or before May 15, 2001, the terms of which the Company had previously disclosed in its December 31, 2000 Annual Report on Form 10-K. On May 15, 2001, Dr. Kapoor advised the Company that he believes that material changes in the Company's financial position and the Company's covenant violations on the senior bank debt prevented the Company from complying with certain representations and warranties which were to be contained in the subordinated debt financing and thereby necessitated a delay in funding the subordinated debt. The Company is continuing to negotiate both with Dr. Kapoor and with its senior lenders to restructure its senior credit facility and to obtain the subordinated debt on terms acceptable to the Company, its senior lenders and Dr. Kapoor. Management can offer no guarantees or assurances that its efforts will be successful.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO 2000

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                Three Months Ended
                                                     March 31,
                                             2001              2000
                                             ----              ----
                                                  (in thousands)

Ophthalmic segment                          $    65           $ 7,179
Injectable segment                            6,011             9,465
                                            -------           -------
Total net sales                             $ 6,076           $16,644
                                            =======           =======

Consolidated net sales decreased 63.5% in the quarter ended March 31, 2001 compared to the same period in 2000. Ophthalmic segment sales decreased 99.1%, primarily due to the increases in the allowances for chargebacks and rebates and returns, discussed in Note F to the condensed consolidated financial statements. The allowances for chargebacks and rebates and returns are recorded as reductions to gross sales in computing net sales. The remaining decline in ophthalmic sales reflects declining sales in antibiotic, glaucoma and artificial tear product lines. Ophthalmic net sales were also negatively impacted by price competition for some of the Company's higher volume product lines. Injectable segment sales decreased 36.5% compared to the same period in 2000 primarily due to the increases in the allowances for chargebacks and rebates and returns, discussed in Note F to the condensed consolidated financial statements.

Consolidated gross margin was a loss of $5,783,000 for the 2001 first quarter reflecting the effects of the aforementioned increases in the allowances for chargebacks and rebates and returns, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items (See Note F). Gross margin for the ophthalmic segment was a loss of $5,565,000. The Ophthalmic segment gross margin also reflects under-absorption of plant overhead expenses at the Somerset facility. Gross margin for the injectable segment was a loss of $218,000, reflecting increases in the allowances for chargebacks and rebates and returns, an increase in the reserve for slow-moving, unsaleable and obsolete inventory items (See Note F) and under-absorption of plant overhead expenses at the Decatur facility. The Company incurred unfavorable manufacturing variances of $594,000 at its Somerset, NJ facility and $2,817,000 at its Decatur, IL facility. Management expects to increase third-party manufacturing business at the Decatur facility in order to increase overhead absorption for the remainder of the year. The Company is actively looking into increasing its manufacturing activity at its Somerset facility either through additional product approvals or increasing its third-party manufacturing business.

Selling, general and administrative (SG&A) expenses increased 239.9% during the quarter ended March 31, 2001 as compared to the same period in 2000, primarily reflecting a $7,320,000 charge for an increase to the Company's allowance for doubtful accounts and asset impairment charges of $1,310,000 (See Note F). Without these charges SG&A would have increased 11.3%, reflecting increased compensation and facility related expenses. Amortization of intangibles decreased from $380,000 to $357,000, or 6.0% over the prior year quarter, reflecting the exhaustion of certain product intangibles.

Research and development (R&D) expense increased 57.6% in the quarter, to $1,157,000 from $734,000 for the same period in 2000. The increase reflects expenses related to clinical trials. Management expects total R&D expenses in 2001 to decrease over the remainder of the year as current ongoing research efforts are prioritized and pursued at a pace consistent with the Company's available financial resources.

Interest expense of $715,000 was up 6.4% on higher interest rates and higher outstanding debt balances. The Company's effective tax rate for the current and prior year quarter was 38.0%. The Company reported a net loss of $12,977,000 or $0.67 per weighted average share for the three months ended March 31, 2001, compared to a net income of $1,794,000 or $0.10 per weighted average share for the comparable prior year quarter. The Company reported net income of $0.09 per diluted share for the prior year quarter.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. They generally require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. These statements, as amended, are effective January 1, 2001. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin, as amended, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. This bulletin, as amended, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin did not have a material effect on the Company's financial position or results of operations.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital at March 31, 2001 was $(22.3) million compared to $26.4 million at December 31, 2000. Working capital is negative primarily due to the reclassification of $44.4 million in long-term debt that is due within twelve months of the balance sheet reporting date of March 31, 2001. Future working capital needs will be highly dependent upon the Company's ability to control expenses and collect its past due receivables as well as successfully restructure its bank debt and secure the $3.0 million previously committed subordinated debt as discussed in Note H. Management believes that existing cash, cash flow from operations and the subordinated debt proceeds will be sufficient to meet the cash needs of the business for the immediate future, but that additional financing will be needed to refund the current bank debt. If available funds, cash generated from operations and subordinated debt proceeds, if any, are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guaranties that such financing will be available or available on acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The Company will need to refinance or extend the maturity of the bank credit agreement as it does not anticipate sufficient cash to make the January 2, 2002 scheduled payment.

For the quarter ended March 31, 2001, the Company provided $1,306,000 in cash from operations to finance its working capital requirements, primarily from an increase in accounts payable balances. Investing activities, which primarily relate to purchase of equipment and in progress construction, required $1,229,000 in cash. Investment activities provided $538,000 in cash, primarily the result of increased borrowings against the line of credit and the exercise of stock options.


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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 4, 2001, the Company was notified by the International Court of Arbitration (the "ICA") of the International Chamber of Commerce that NovaDAQ Technologies, Inc. ("NovaDAQ") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and NovaDAQ had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescence angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") has requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, NovaDAQ has asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which are estimated to cost approximately $4,400,000. Alternatively, NovaDAQ seeks a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, NovaDAQ seeks unspecified damages as a result of any failure or delay on Akorn's part in performing its alleged obligations under the Agreement.

         While Akorn has not yet filed a response to the Request for Arbitration with the ICA, Akorn intends to deny the allegations contained in the Request for Arbitration, including, but not limited to, those asserting that Akorn is solely responsible for the requested clinical trials, and to aggressively defend its position before the ICA.

         Certain additional legal proceedings in which the Company is involved are described in Item 3 to the Company's Form 10-K for the year ended December 31, 2000 and in Note N to the consolidated financial statements included in that report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         The Company is currently in violation of certain covenants on its $45 million credit facility. The Company failed to make a $1,300,000 principal payment that was due on May 15, 2001. There have been no defaults on interest payments due on the loan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 5.  OTHER INFORMATION

         On May 15, 2001, the Company announced that Dr. John N. Kapoor, its President and interim CEO, had, for the present, determined to withhold from the Company $3,000,000 in subordinated debt, the terms of which the Company had previously disclosed in its December 31, 2000 Annual Report on Form 10-K, because of Dr. Kapoor's belief that material changes in the Company's financial position and covenant violations on the Company's senior bank debt, prevented the Company from complying with representations and warranties which were to be contained in the documentation evidencing the subordinated debt. The Company is continuing to negotiate both with Dr. Kapoor and with its senior lenders to restructure the senior credit facility and to obtain the subordinated debt on terms acceptable to the Company, its senior lenders and Dr. Kapoor.

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

                                   AKORN, INC.



                               /s/ Kevin M. Harris
                               -------------------
                                 Kevin M. Harris
              Vice President, Chief Financial Officer and Secretary
                (Duly Authorized and Principal Financial Officer)




Date: May 21, 2001