Form 10-Q/A
period 2001-03-31
AKORN INC
filed 2001-05-22
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


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

NOTE F - CHANGE IN ACCOUNTING ESTIMATES

In May 2001, the Company completed an analysis of its March 31, 2001 allowance for chargebacks and rebates and determined that an increase from the allowance of $3,296,000 at December 31, 2000 was necessary. In performing such analysis, the Company utilized recently obtained reports of wholesaler's inventory information, which had not been previously obtained or utilized. Based on the wholesaler's March 31, 2001 inventories and historical chargeback and rebate activity, the Company recorded an allowance of $6,961,000, which resulted in an expense of $12,000,000 for the three months ended March 31, 2001. The expense for the three months ended March 31, 2000 was $5,272,000.

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




Date: May 22, 2001