Form 10-Q
period 2001-06-30
AKORN INC
filed 2001-08-16
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

At July 20, 2001 there were 19,310,644 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                    Page
                                                                                             ----
Condensed Consolidated Balance Sheets -
  June 30, 2001 and December 31, 2000                                                           2

Condensed Consolidated Statements of Income -
  Three and six months ended June 30, 2001 and 2000                                             3

Condensed Consolidated Statements of Cash Flows -
  Six months ended June 30, 2001 and 2000                                                       4

Notes to Condensed Consolidated Financial Statements                                            5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                            9


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                     13

ITEM 2.  Changes in Securities and Use of Proceeds                                             13

ITEM 3.  Default Upon Senior Securities                                                        13

ITEM 4.  Submission of Matters to a Vote of Security Holders                                   13

ITEM 5.  Other Information                                                                     13

ITEM 6.  Exhibits and Reports on Form 8-K                                                      13

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                         June 30,   December 31,
                                                           2001        2000*
                                                         --------   ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $     91    $    807
Trade accounts receivable (less allowance for doubtful
  accounts of $12,928 and $801, respectively)               3,403      24,144
Inventory                                                  10,503      14,058
Deferred income taxes                                       5,349       2,016
Income taxes recoverable                                    7,908        --
Prepaid expenses and other current assets                     814       1,098
                                                         --------    --------
    TOTAL CURRENT ASSETS                                   28,068      42,123

OTHER ASSETS                                               19,406      20,364

PROPERTY, PLANT AND EQUIPMENT, NET                         34,003      34,031
                                                         --------    --------

TOTAL ASSETS                                             $ 81,477    $ 96,518
                                                         ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current installments of long-term debt                   $ 45,063    $  7,753
Trade accounts payable                                      5,555       5,900
Accrued compensation                                        1,419         854
Accrued expenses and other current liabilities              4,708       1,261
                                                         --------    --------
TOTAL CURRENT LIABILITIES                                  56,745      15,768

LONG-TERM DEBT                                              2,055      39,089

OTHER LONG-TERM LIABILITIES                                 1,829       1,829

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock                                               22,915      22,647
Retained (deficit) earnings                                (2,067)     17,185
                                                         --------    --------
TOTAL SHAREHOLDERS' EQUITY                                 20,848      39,832
                                                         --------    --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                   $ 81,477    $ 96,518
                                                         ========    ========


*Condensed from audited consolidated financial statements.


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                               Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                               --------------------    --------------------
                                                 2001        2000        2001        2000
                                               --------    --------    --------    --------
Net sales                                      $ 10,637    $ 18,320    $ 16,713    $ 34,964
Cost of goods sold                                8,128       8,534      19,987      16,765
                                               --------    --------    --------    --------

GROSS PROFIT (LOSS)                               2,509       9,786      (3,274)     18,199

Selling, general and administrative expenses     10,754       4,434      23,585       8,209
Amortization of intangibles                         362         380         719         759
Research and development                            642         996       1,799       1,730
                                               --------    --------    --------    --------

OPERATING EXPENSES                               11,758       5,810      26,103      10,698
                                               --------    --------    --------    --------

OPERATING (LOSS) INCOME                          (9,249)      3,976     (29,377)      7,501

Interest expense                                   (870)       (472)     (1,585)     (1,144)
Interest and other (expense) income, net             (2)         46         (87)         85
                                               --------    --------    --------    --------

INTEREST EXPENSE AND OTHER                         (872)       (426)     (1,672)     (1,059)
                                               --------    --------    --------    --------

(LOSS) INCOME BEFORE INCOME TAXES               (10,121)      3,550     (31,049)      6,442

Income tax (benefit) expense                     (3,846)      1,366     (11,797)      2,464
                                               --------    --------    --------    --------

NET (LOSS) INCOME                              $ (6,275)   $  2,184    $(19,252)   $  3,978
                                               ========    ========    =========   ========

Per Share:

NET (LOSS) INCOME
                  - BASIC                      $  (0.33)   $   0.11    $   (1.00)  $   0.21
                                               ========    ========    =========   ========
                  - DILUTED                    $     (A)   $   0.11    $      (A)  $   0.20
                                               ========    ========    =========   ========

WEIGHTED AVERAGE
SHARES OUTSTANDING
                  - BASIC                        19,301      19,000      19,286      18,901
Additional Shares Assuming
conversion of options                                (B)        936          (B)        907
                  - DILUTED                      19,301      19,936      19,286      19,808
                                               ========    ========    =========   ========

(A) Not presented where the effect of potential shares is antidilutive

(B) For the three and six months ended June 30, 2001, 71 shares and 293 shares, respectively, were excluded from the calculation as they were antidilutive.

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                      Six months ended June 30,
                                                         2001         2000
                                                      -------------------------
OPERATING ACTIVITIES
Net (loss) income                                      $(19,252)   $  3,978
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
   Depreciation and amortization                          2,085       1,660
   Writedown of long-lived assets                         1,407        --
   Changes in operating assets and liabilities           17,006      (8,553)
                                                       --------    --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    1,246      (2,915)

INVESTING ACTIVITIES
Purchases of property, plant and equipment               (2,506)     (6,285)
Product licensing and acquisition costs                    --        (1,485)
                                                       --------    --------
NET CASH USED IN INVESTING ACTIVITIES                    (2,506)     (7,770)

FINANCING ACTIVITIES
Repayment of long term debt                              (1,024)    (11,016)
Increased borrowings, primarily under line of credit      1,300      20,100
Proceeds from exercise of stock options                     268       2,043
Reductions in capital lease obligation                     --           (41)
                                                       --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   544      11,086
                                                       --------    --------

(DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                        (716)        401

Cash and cash equivalents at beginning of period            807          25
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     91    $    426
                                                       ========    ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary (the "Company"). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

NOTE B - INVENTORY

The components of inventory are as follows (in thousands):

                                           June 30, 2001      December 31, 2000
                                           -------------      -----------------

Finished goods                                $ 3,724             $ 5,014
Work in process                                 1,732               3,644
Raw materials and supplies                      5,047               5,400
                                              -------             -------
                                              $10,503             $14,058
                                              =======             =======

Inventory at June 30, 2001 and December 31, 2000 is reported net of reserves for slow-moving, unsalable and obsolete items of $4,084,000 and $3,171,000 respectively.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                           June 30, 2001       December 31, 2000
                                           -------------       -----------------

Land                                           $   396              $   396
Buildings and leasehold improvements             8,208                8,204
Furniture and equipment                         24,665               21,508
Automobiles                                         55                   55
                                               -------              -------
                                                33,324               30,163
Accumulated depreciation                       (15,062)             (13,697)
                                               -------              -------
                                                18,262               16,466
Construction in progress                        15,741               17,565
                                               -------              -------
                                               $34,003              $34,031
                                               =======              =======

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

NOTE D - INDUSTRY SEGMENT INFORMATION

The Company classifies its operations into two business segments, ophthalmic and injectable. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. Included in the injectable segment are third party manufacturing operations. Sales for the third party manufacturing operations for the three- and six-month periods ended June 30, 2001 were approximately $4.1 and $7.4 million, respectively. Sales for the third party manufacturing operations for the three- and six-month periods ended June 30, 2000 were approximately $3.4 million and $6.4 million, respectively. Selected financial information by industry segment is presented below (in thousands).


                                           Three Months Ended               Six Months Ended
                                    June 30, 2001   June 30, 2000     June 30, 2001    June 30, 2000
                                    -----------------------------     ------------------------------
NET SALES
Ophthalmic                          $  5,683            $  7,289      $  5,748             $ 14,468
Injectable                             4,954              11,031        10,965               20,496
                                    --------            --------      --------             --------
  Total net sales                   $ 10,637            $ 18,320      $ 16,713             $ 34,964
                                    ========            ========      ========             ========

OPERATING (LOSS) INCOME
Ophthalmic                          $ (2,530)           $    472      $(15,164)            $  1,727
Injectable                            (4,180)              3,987        (8,859)               6,643
General Corporate                     (2,539)               (483)       (5,354)                (869)
                                    --------            --------      --------             --------

  Total operating (loss) income       (9,249)              3,976       (29,377)               7,501
Interest and other expense, net         (872)               (426)       (1,672)              (1,059)
                                    --------            --------      --------             --------

(Loss) income before income taxes   $(10,121)           $  3,550      $(31,049)            $  6,442
                                    ========            ========      ========             ========

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

NOTE F - CHANGE IN ACCOUNTING ESTIMATES

In May 2001, the Company completed an analysis of its March 31, 2001 allowance for chargebacks and rebates and determined that an increase from the allowance of $3,296,000 at December 31, 2000 was necessary. In performing such analysis, the Company utilized recently obtained reports of wholesalers' inventory information, which had not been previously obtained or utilized. Based on the wholesalers' March 31, 2001 inventories and historical chargeback and rebate activity, the Company recorded an allowance of $6,961,000, which resulted in a total reduction of gross sales of $12,000,000 for the three months ended March 31, 2001.

During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability. The effect of this change was an increase to the allowance of $2,250,000. This additional increase to the allowance was necessary to reflect the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups. The Company had previously experienced a much greater level of list price business than is occurring in the current business environment.

The Company recorded a reduction of gross sales of $7,320,000 and $19,320,000 for the three- and six-month period ended June 30, 2001, respectively, related to chargebacks and rebates. The reduction of gross sales for the three and six months ended June 30, 2000 was $8,879,000 and $14,151,000, respectively.

Based in part on the wholesalers' inventory information, the Company also increased its allowance for potential product returns to $1,993,000 at June 30, 2001 from $232,000 at December 31, 2000. The reduction of gross sales related to returns for the three and six months ended June 30, 2001 was $286,000 and $2,845,000, respectively.

Based upon its recent unsuccessful efforts to collect past due balances, the Company has updated its analysis of potentially uncollectible accounts receivable balances and has increased the allowance to $12,928,000 at June 30, 2001 from $801,000 at December 31, 2000. The expense recorded in the three-month period ended June 30, 2001 was $4,610,000 and the expense recorded for the six-month period ended June 30, 2001 was $12,130,000.

Based on current sales trends and forecasted sales activity by product, the Company increased its reserve for slow-moving, unsaleable and obsolete inventory items to $4,084,000 at June 30, 2001 from $3,171,000 at December 31, 2000. The
Company recorded expense of $1,500,000 related to slow-moving, unsaleable and obsolete inventory during the first quarter of 2001.


NOTE G - LEGAL PROCEEDINGS

On August 9, 2001, the Company was served with a Complaint which had been filed in the United States District Court for The Northern District of Illinois, Eastern Division on August 8, 2001. The suit names the Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman and interim chief executive officer, and was filed on behalf of Michelle Golumbuski, individually and on behalf of all others similarly situated. The Complaint alleges various violations of the federal securities laws in connection with the Company's public statements and filings with the Securities and Exchange Commission during the period from February 20, 2001 through May 22, 2001. In addition to seeking certification as a proper class action under Rule 23 of the Federal Rules of Civil Procedures, the Complaint also seeks the award of compensatory damages together with pre- and post-judgment interest thereon, and the cost and expenses of the suit, including reasonable allowance for fees for the Plaintiff's attorneys, accountants and experts.

At the time of the filing of this Report, the Company has not yet completed its review of the Complaint nor has it filed its response. The Company believes that the Complaint is without merit and plans to defend this suit vigorously.

On April 4, 2001, the Company was notified by the International Court of Arbitration (the "ICA") of the International Chamber of Commerce that NovaDAQ Technologies, Inc. ("NovaDAQ") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and NovaDAQ had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescene angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") has requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, NovaDAQ has asserted that under the terms of the agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which are estimated to cost approximately $4,400,000. Alternatively, NovaDAQ seeks a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, NovaDAQ seeks unspecified damages as a result of any failure or delay on Akorn's part in performing its alleged obligations under the Agreement. The Company intends to defend this matter vigorously.

NOTE H - FINANCIAL ARRANGEMENTS

On July 17, 2001 the Company announced that it had entered into a Forbearance Agreement (the "Agreement") with its senior lenders under which the lenders have agreed to forbear from taking action against the Company to enforce their rights under the existing Amended and Restated Credit Agreement until January 2, 2002. As Part of the Agreement, the Company acknowledged the existence of certain events of defaults including: a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

In conjunction with and as required under the terms of the Agreement, the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current interim CEO and Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 and $2,000,000, the former being provided upon execution of the Trust Agreement and the latter, subject to the satisfaction of certain conditions, on or before August 16, 2001.

Under the terms of the Trust Agreement, the subordinated debt will bear interest at prime plus 3% which is the same rate the Company pays on its senior debt. Interest will not be paid to the Trust, but will instead accrue as required by the terms of a subordination agreement which was entered into between the Trust and the Company's senior lenders. The convertible feature of the Trust Agreement allows for conversion of the subordinated debt, and interest on the $2,000,000 portion of the debt, into common stock of the Company.

As part of the consideration provided to the Trust for the subordinated debt, the Company has agreed to issue the Trust warrants to purchase shares of the Company's common stock. These warrants, in total, allow the Trust to purchase up to 1,667,000 shares of the Company's common stock at prices ranging from $2.25 to $2.85.

On July 26, 2001, the Company filed a Report on Form 8-K disclosing the details of the Agreement and the Trust Agreement. Included with the Report on Form 8-K were copies of the Convertible Bridge Loan and Warrant Agreement, the Warrants, the Registration Rights Agreement and the Forbearance Agreement, all appearing as exhibits to the filing.

As of June 30, 2001, there was no available credit under the Amended and Restated Credit Agreement. Future working capital needs will be highly dependent upon the Company's ability to improve gross margins, control expenses and collect its past due receivables. Management believes that existing cash, cash flow from operations and the subordinated debt proceeds will be sufficient to meet the cash needs of the business for the immediate future, but that additional funding will be needed to refund the current bank debt. If available funds, cash generated from operations and subordinated debt proceeds are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guarantees that such financing will be available or available on acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The Company will need to refinance or extend the maturity of the bank credit agreement as it does not anticipate sufficient cash to make the January 2, 2002 scheduled payment.

NOTE I - RESTRUCTURING CHARGES

The Company has adopted a restructuring program with aggressive actions to properly size its operations to current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, plant closing costs related to San Clemente, CA sales office and rent for unused facilities under lease in San Clemente and Lincolnshire, IL. the restructuring, affecting both business segments, will reduce the Company's current workforce by approximately 50 employees, representing 12.5% of the total workforce. Activities previously executed in San Clemente will be relocated to the Company's headquarters.

The restructuring program costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income and result in a charge to operations of approximately $1,117,000 encompassing severance, $398,000, lease costs, $625,000 and other costs, $94,000.

At June 30, 2001, the amount remaining in the accruals for the restructuring program was approximately $1,117,000. Approximately $648,000 of the restructuring accrual will be paid by December 31, 2001 and the remainder will be paid over the lease term, which expires on April, 2003.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. They generally require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. These statements, as amended, are effective January 1, 2001. Adoption of this standard did not have a material effect on the Company's liquidity, financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangibles will cease upon the required adoption of SFAS No. 142 on January 1, 2002. Management is assessing the effects that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position, liquidity, or results of operations.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales. The injectable segment includes $4.1 million and $3.4 million of sales for third party manufacturing operations for the three months ended June 30, 2001 and 2000, respectively.

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                     2001              2000
                                                   ---------        ----------
                                                          (in thousands)
Ophthalmic segment                                  $ 5,683          $  7,289
Injectable segment                                    4,954            11,031
                                                    -------          --------
Total net sales                                     $10,637          $ 18,320
                                                    =======          ========

Consolidated net sales decreased 41.9% in the quarter ended June 30, 2001 compared to the same period in 2000. Ophthalmic segment sales decreased 22.0%, primarily reflecting a decline in the antibiotic, glaucoma and artificial tear product lines. Ophthalmic net sales were also negatively impacted by price competition for some of the Company's higher volume product lines. Injectable sales decreased 55.1% compared to the same period in 2000. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the quarter without compensating purchases made by the wholesalers. The sales reductions in the quarter ended June 30, 2001 for chargebacks, rebates and returns were $7.6 million as compared to $9.2 million in the same period in 2000, (see Note F to the Condensed Financial Statements). However, chargebacks, rebates and returns have increased as a percentage of sales.

Consolidated gross profit decreased 74.4% during the quarter, with gross margins decreasing from 53.4% to 23.6%, reflecting the effects of the aforementioned decline in net sales. Gross margin for the ophthalmic segment was $2,371,000 or 41.7%. This compares to a gross margin of 45.5% for the comparable period in 2000. The Ophthalmic segment gross margin also reflects an increase in the under-absorption of plant overhead expenses at the Somerset, NJ facility. Gross margin for the injectable segment was $138,000, reflecting the effects of the aforementioned decline in net sales as well as an increase in the under-absorption of plant overhead expenses at the Decatur, IL facility. The Company incurred unfavorable manufacturing variances of $658,000 at its Somerset, NJ facility and $1,511,000 at its Decatur, IL facility during the quarter ended June 30, 2001 as compared to $546,000 unfavorable and $203,000 favorable, respectively, for the quarter ended June 30, 2000. Management expects to increase third-party manufacturing business at the Decatur facility in order to increase overhead absorption for the remainder of the year. The Company is actively looking into increasing its manufacturing activity at its Somerset facility either through additional product approvals or increasing its third-party manufacturing business.

Selling, general and administrative (SG&A) expenses increased 142.5% during the quarter ended June 30, 2001 as compared to the same period in 2000, primarily reflecting a $4,610,000 charge for bad debt exposure as well as non-recurring and restructuring related charges of $1,117,000, primarily severance and lease costs. Without these charges SG&A would have increased 13.4%, reflecting increased compensation and facility related expenses. Amortization of intangibles decreased from $380,000 to $362,000, or 4.7% over the prior year quarter, reflecting the exhaustion of certain product intangibles.

Research and development (R&D) expense decreased 35.5% in the quarter, to $642,000 from $996,000 for the same period in 2000. The Company has scaled back its research activities and is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmics. Management expects R&D expenses for the remainder of 2001 to continue at this level, if not lower.

Interest expense of $870,000 was up 84.3% on higher interest rates and higher debt balances.

The Company's effective tax rate for the quarter was 38.0% compared to 38.5% for the prior-year period. The Company reported a net loss of $6,275,000 or $0.33 per share for the three months ended June 30, 2001, compared to net income of $2,184,000 or $0.11 per diluted share for the comparable prior year quarter.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales. The injectable segment includes $7.1 million and $6.4 million of sales for third party manufacturing operations for the six months ended June 30, 2001 and 2000, respectively:

                                                    Six Months Ended June 30,
                                                   --------------------------
                                                     2001              2000
                                                   ---------          -------
                                                           (in thousands)
Ophthalmic segment                                  $  5,748          $14,468
Injectable segment                                    10,965           20,496
                                                    --------          -------
Total net sales                                     $ 16,713          $34,964
                                                    ========          =======

Consolidated net sales decreased 52.2% in the six-month period ended June 30, 2001 compared to the same period in 2000. Ophthalmic segment sales decreased 60.3%, primarily reflecting the decline in sales in the antibiotic, glaucoma and artificial tear product lines. The remaining decline in ophthalmic sales reflects the effect of increases to the allowance for chargebacks and rebates discussed in Note F to the condensed consolidated financial statements. The allowances for chargebacks and rebates and returns are recorded as a reduction to gross sales in computing net sales. Ophthalmic net sales were also negatively impacted by price competition for some of the Company's higher volume product lines. Injectable sales decreased 46.5% compared to the same period in 2000 primarily due to the increases in the allowances for chargebacks and rebates and returns, discussed in Note F to the condensed consolidated financial statements and a sharp reduction in anesthesia and antidote product sales. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the period without compensating purchases made by the wholesalers.

Consolidated gross margin was a loss of $3,274,000 for the six-month period ended June 30, 2001, as compared to gross income of $18,199,000 for the six-months ended June 30, 2000, reflecting the effects of the aforementioned decline in net sales, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items (See Note F). Gross margin for the ophthalmic segment was a loss of $3,194,000 for the six-month period ended June 30, 2001. The Ophthalmic segment gross margin also reflects under-absorption of plant overhead expenses at the Somerset facility. Gross margin for the injectable segment was a loss of $80,000, reflecting the effect of the aforementioned decline in net sales, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items (See Note F) and under-absorption of plant overhead expenses at the Decatur facility. The Company incurred unfavorable manufacturing variances of $1,252,000 at its Somerset, NJ facility and $4,328,000 at its Decatur, IL facility during the six months ended June 30, 2001 compared to $931,000 unfavorable and $149,000 favorable, respectively, for the six months ended June 30, 2000. Management expects to increase third-party manufacturing business at the Decatur facility in order to increase overhead absorption for the remainder of the year. The Company is actively looking into increasing its manufacturing activity at its Somerset facility either through additional product approvals or increasing its third-party manufacturing business.

Selling, general and administrative (SG&A) expenses increased 187.3% during the six-month period ended June 30, 2001 as compared to the same period in 2000, primarily reflecting a $11,930,000 charge for bad debt exposure, asset impairment charges of $1,410,000 and non-recurring and restructuring related charges of $1,117,000, primarily severance and lease costs. Without these charges SG&A would have increased 11.0%, reflecting increased compensation and facility related expenses. Amortization of intangibles decreased from $759,000 to $719,000, or 5.3% over the prior year quarter, reflecting the exhaustion of certain product intangibles.

Research and development (R&D) expense increased 4.0% in the six-month period ended June 30, 2001, to $1,799,000 from $1,730,000 for the same period in 2000. The Company has scaled back its research activities and is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmics. Management expects R&D expenses for the second half of 2001 to decrease in comparison to the first six months of the year.

Interest expense of $1,585,000 was up 38.5% on higher interest rates and higher debt balances.

The Company's effective tax rate for the period was 38.0% compared to 38.2% for the prior-year period. The Company reported a net loss of $19,252,000, or $1.00 per share, for the six months ended June 30, 2001, compared to net income of $3,978,000, or $0.20 per diluted share, for the comparable prior year quarter.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangibles will cease upon the required adoption of SFAS No. 142 on January 1, 2002. Management is assessing the effects that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position, liquidity, or results of operations.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at June 30, 2001 was a deficiency of $28.7 million compared to $26.4 million at December 31, 2000. Working capital is negative primarily due to the reclassification of $44.8 million in long-term debt that is due within twelve months of the balance sheet reporting date of June 30, 2001. During the second quarter, the Company acknowledged the existence of certain events of default including: a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and the failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001. As of June 30, 2001, there is no available credit under the Amended and Restated Credit Agreement. The existing cash balance as of June 30, 2001 was $91,000. Future working capital needs will be highly dependent upon the Company's ability to improve gross margins, improve gross income, control expenses and collect its past due receivables. Management believes that existing cash, cash flow from operations and the subordinated debt proceeds will be sufficient to meet the cash needs of the business for the immediate future, but that additional financing will be needed to refund the current bank debt. If available funds, cash generated from operations and subordinated debt proceeds, if any, are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guarantees that such financing will be available or available on acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The Company will need to refinance or extend the maturity of the bank credit agreement as it does not anticipate sufficient cash to make the January 2, 2002 scheduled payment.

For the six months ended June 30, 2001, the Company provided $1,246,000 in cash from operations to finance its working capital requirements, primarily from an increase in current liabilities. Investing activities, which primarily relate to purchase of equipment and in progress construction, required $2,506,000 in cash. Investment activities provided $544,000 in cash, primarily the result of increased borrowings against the line of credit and the exercise of stock options.

THE INFORMATION CONTAINED IN THIS FILING, OTHER THAN HISTORICAL INFORMATION, CONSISTS OF FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY CAUTIONS READERS THAT THERE ARE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN SUCH STATEMENTS. SUCH STATEMENTS REGARDING THE TIMING OF ACQUIRING, DEVELOPING AND FINANCING NEW PRODUCTS, OF BRINGING THEM ON LINE AND OF DERIVING REVENUES AND PROFITS FROM THEM, AS WELL AS THE EFFECT OF THOSE REVENUES AND PROFITS ON THE COMPANY'S MARGINS AND FINANCIAL POSITION, OR OF THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL OR TO REFINANCE OR EXTEND ITS CURRENT DEBT, ARE UNCERTAIN BECAUSE MANY OF THE FACTORS AFFECTING THE TIMING OF THOSE ITEMS ARE BEYOND THE COMPANY'S CONTROL, OR ARE OTHERWISE SUBJECT TO RISKS, INCLUDING, BUT NOT LIMITED TO, THOSE REFERENCED UNDER THE HEADING "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 9, 2001, the Company was served with a Complaint which had been filed in the United States District Court for The Northern District of Illinois, Eastern Division on August 8, 2001. The suit names the Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman and interim chief executive officer, and was filed on behalf of Michelle Golumbuski, individually and on behalf of all others similarly situated. The Complaint alleges various violations of the federal securities laws in connection with the Company's public statements and filings with the Securities and Exchange Commission during the period from February 20, 2001 through May 22, 2001. In addition to seeking certification as a proper class action under Rule 23 of the Federal Rules of Civil Procedures, the Complaint also seeks the award of compensatory damages together with pre and post-judgement interest thereon, and the cost and expenses of the suit, including reasonable allowance for fees for the Plaintiff's attorneys, accountants and experts.

         At the time of the filing of this Report, the Company has not yet completed its review of the Complaint nor has it filed its response. The Company believes that the Complaint is without merit and plans to defend this suit vigorously.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         The Company is currently in violation of certain covenants on its $44.8 million debt facility. The Company defaulted on a $1,300,000 principal payment that was due on May 15, 2001. The Company failed to timely make monthly interest payments due on May 31, 2001 and June 30, 2001. These interest payments were subsequently made on July 27, 2001. Further, the Company failed to receive the $3,000,000 cash proceeds of the subordinated debt by May 15, 2001 as required by the Amended and Restated Credit Agreement, but such subordinated debt was received on July 13, 2001.

         The Company has entered into a Forbearance Agreement with its senior lenders under which the lenders have agreed to forbear from taking action against the Company as a result of these defaults. See Note H to the condensed consolidated financial statements for additional information regarding these defaults and the Forbearance Agreement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             (11.1) Computation of Earnings (Loss) per Share

         (b) Reports on Form 8-K

                  During the quarterly period ended June 30, 2001, the Company filed a Report on Form 8-K on April 25, 2001 reporting that it had executed and delivered amendments to its Amended and Restated Credit Agreement and that it had entered into a Letter of Commitment with Dr. John N. Kapoor regarding Kapoor's providing $3,000,000 of subordinated debt.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AKORN, INC.



                               /s/ Kevin M. Harris
                               ----------------------------
                                 Kevin M. Harris
              Vice President, Chief Financial Officer and Secretary
                (Duly Authorized and Principal Financial Officer)




Date:    August 15, 2001