Form 10-Q
period 2001-09-30
AKORN INC
filed 2001-11-14
CIK 3116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes [X]  No [ ]

At October 26, 2001 there were 19,412,190 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                    Page
                                                                                             ----

Condensed Consolidated Balance Sheets -
  September 30, 2001 and December 31, 2000                                                      2

Condensed Consolidated Statements of Income -
  Three and nine months ended September 30, 2001 and 2000                                       3

Condensed Consolidated Statements of Cash Flows -
  Nine months ended September 30, 2001 and 2000                                                 4

Notes to Condensed Consolidated Financial Statements                                            5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                           10


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                     14

ITEM 2.  Changes in Securities and Use of Proceeds                                             14

ITEM 3.  Default Upon Senior Securities                                                        14

ITEM 4.  Submission of Matters to a Vote of Security Holders                                   15

ITEM 5.  Other Information                                                                     15

ITEM 6.  Exhibits and Reports on Form 8-K                                                      15


                                                    AKORN, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   IN THOUSANDS
                                                    (UNAUDITED)

                                                      September 30, December 31,
                                                           2001         2000*
                                                           ----         ----
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $  1,936    $    807
Trade accounts receivable (less allowance for doubtful
  accounts of $10,365 and $801, respectively)               7,165      24,144
Inventory                                                   9,028      14,058
Deferred income taxes                                       3,996       2,016
Income taxes recoverable                                    4,167        --
Prepaid expenses and other current assets                     914       1,098
                                                         --------    --------
    TOTAL CURRENT ASSETS                                   27,206      42,123

OTHER ASSETS                                               23,123      20,364

PROPERTY, PLANT AND EQUIPMENT, NET                         33,906      34,031
                                                         --------    --------

TOTAL ASSETS                                             $ 84,235    $ 96,518
                                                         ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current installments of long-term debt                   $ 45,068    $  7,753
Trade accounts payable                                      2,324       5,900
Accrued compensation                                        1,059         854
Accrued expenses and other current liabilities              8,356       1,261
                                                         --------    --------
TOTAL CURRENT LIABILITIES                                  56,807      15,768

LONG-TERM DEBT                                              5,470      39,089

OTHER LONG-TERM LIABILITIES                                    --       1,829
                                                         --------    --------

TOTAL LIABILITIES                                          62,277      56,686
                                                         --------    --------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Common stock                                               24,504      22,647
Retained (deficit) earnings                                (2,546)     17,185
                                                         --------    --------
TOTAL SHAREHOLDERS' EQUITY                                 21,958      39,832
                                                         --------    --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                   $ 84,235    $ 96,518
                                                         ========    ========


*Condensed from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                    -------------           -------------
                                                   2001       2000        2001        2000
                                                  ----        ----        ----        ----
Net sales                                      $ 12,842    $ 16,878    $ 29,555    $ 51,842
Cost of goods sold                                7,829       9,782      27,816      26,547
                                               --------    --------    --------    --------

GROSS PROFIT                                      5,013       7,096       1,739      25,295

Selling, general and administrative expenses      3,981       4,230      27,566      12,439
Amortization of intangibles                         356         380       1,075       1,139
Research and development                            529       1,074       2,328       2,804
                                               --------    --------    --------    --------

OPERATING EXPENSES                                4,866       5,684      30,969      16,382
                                               --------    --------    --------    --------

OPERATING INCOME (LOSS)                             147       1,412     (29,230)      8,913

Interest expense                                   (923)       (638)     (2,508)     (1,782)
Interest and other income (expense), net              3        (104)        (84)        (19)
                                               --------    --------    --------    --------

INTEREST EXPENSE AND OTHER                         (920)       (742)     (2,592)     (1,801)
                                               --------    --------    --------    --------

(LOSS) INCOME BEFORE INCOME TAXES                  (773)        670     (31,822)      7,112

Income tax (benefit) expense                       (294)        255     (12,091)      2,719
                                               --------    --------    --------    --------

NET (LOSS) INCOME                              $   (479)   $    415    $(19,731)   $  4,393
                                               ========    ========    ========    ========


Per Share:

NET (LOSS) INCOME
                  - BASIC                      $  (0.02)   $   0.02    $  (1.02)   $   0.23
                                               ========    ========    ========    ========
                  - DILUTED                    $     (A)   $   0.02    $     (A)   $   0.22
                                               ========    ========    ========    ========

WEIGHTED AVERAGE
SHARES OUTSTANDING
                  - BASIC                        19,330      19,081      19,301      18,961
                                               --------    --------    --------    --------
Additional shares assuming conversion
   of options, warrants and convertible debt         (B)        932          (B)        843
                                               --------    --------    --------    --------
                  - DILUTED                      19,330      20,013      19,301      19,804
                                               ========    ========    ========    ========


(A)  Not presented where the effect of potential shares is antidilutive

(B) For the three and nine months ended September 30, 2001, 1,486 shares and 715 shares, respectively, were excluded from the calculation, as they were antidilutive.

See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                      Nine months ended September 30,
                                                            2001         2000
                                                            ----         ----

OPERATING ACTIVITIES
Net (loss) income                                        $(19,731)   $  4,393
Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
   Deferred taxes                                          (7,405)       (131)
   Depreciation and amortization                            3,167       2,516
   Impairment of long-lived assets                          1,407        --
   Changes in operating assets and liabilities             21,750      (7,195)
                                                         --------    --------
NET CASH USED IN
  OPERATING ACTIVITIES                                       (812)       (417)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                 (3,134)     (8,669)
Product licensing/acquisition costs                          (478)     (2,200)
                                                         --------    --------
NET CASH USED IN INVESTING ACTIVITIES                      (3,612)    (10,869)

FINANCING ACTIVITIES
Repayment of long term debt                                (1,088)    (18,345)
Increased borrowings                                        6,300      27,100
Proceeds from exercise of stock options                       341       2,995
Reductions in capital lease obligation                       --           (41)
                                                         --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,553      11,709
                                                         --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                       1,129         423

Cash and cash equivalents at beginning of period              807          25
                                                         --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  1,936    $    448
                                                         ========    ========


Amount paid for interest (net of capitalized interest)      2,457       1,432

Amount paid for taxes                                          38       1,998


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary (the "Company"). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

Certain amounts in the period ended September 30, 2000 have been reclassified to conform to the September 30, 2001 presentation.

NOTE B - INVENTORY

The components of inventory are as follows (in thousands):

                                 September 30, 2001        December 31, 2000

Finished goods                       $  2,425                   $  5,014
Work in process                         1,596                      3,644
Raw materials and supplies              5,007                      5,400
                                     --------                    -------
                                     $  9,028                    $14,058
                                     ========                    =======

Inventory at September 30, 2001 and December 31, 2000 is reported net of reserves for slow-moving, unsalable and obsolete items of $2,314,000 and $3,171,000, respectively.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                           September 30, 2001  December 31, 2000

Land                                            $  396             $   396
Buildings and leasehold improvements             8,208               8,204
Furniture and equipment                         24,774              21,508
Automobiles                                         55                  55
                                                ------              ------
                                                33,433              30,163
Accumulated depreciation                       (15,789)            (13,697)
                                               -------              ------
                                                17,644              16,466
Construction in progress                        16,262              17,565
                                                ------              ------
                                               $33,906             $34,031
                                               =======             =======

Construction in progress primarily represents capital expenditures related to the Company's freeze-drying project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The new ERP system developed during 2000 and included in the December 31, 2000 balance sheet as a construction in progress was placed in service as of January 1, 2001 and is included in furniture and equipment.


NOTE D - INDUSTRY SEGMENT INFORMATION

During the third quarter of 2001, the Company changed how it evaluates its operation. The Company now classifies its operations into three segments. Previously, the Company evaluated its business as two segments, ophthalmic and injectable. The ophthalmic segment manufactures, markets, and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets, and distributes injectable pharmaceuticals, primarily in niche markets. The contract services segment provides manufacturing services to unaffiliated companies in the ophthalmic and injectable markets. Selected financial information by industry segment is presented below (in thousands). Prior period information has been restated to reflect the change in segments.

                             Three Months Ended September 30, Nine Months Ended September 30,
                                       2001        2000        2001        2000
                                       ----        ----        ----        ----
NET SALES
Ophthalmic                          $  5,975    $  7,188    $ 11,723    $ 21,656
Injectable                             2,616       5,749       6,204      19,851
Contract services                      4,251       3,941      11,628      10,335
                                    --------    --------    --------    --------
Total net sales                     $ 12,842    $ 16,878    $ 29,555    $ 51,842
                                    ========    ========    ========    ========

GROSS PROFIT
Ophthalmic                          $  2,894    $  3,074    $   (301)   $  9,746
Injectable                             1,156       3,444         (18)     13,177
Contract services                        963         578       2,058       2,372
                                    --------    --------    --------    --------
Total gross profit                  $  5,013    $  7,096    $  1,739    $ 25,295
                                    ========    ========    ========    ========

All other operating expenses           4,866       5,684      30,969      16,382
                                    --------    --------    --------    --------

OPERATING INCOME (LOSS)                  147       1,412     (29,230)      8,913

Interest and other expense, net         (920)       (742)     (2,592)     (1,801)
                                    --------    --------    --------    --------

(Loss) income before income taxes   $   (773)   $    670    $(31,822)   $  7,112
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

During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability determining that an additional $2,250,000 needed to be recorded. This additional increase to the allowance was necessary to reflect the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups. The Company had previously seen a much greater level of list price business than is occurring in the current business environment.

The Company recorded expense of $4,755,000 and $24,075,000 for the three- and nine-month period ended September 30, 2001, respectively, for chargebacks and rebates. The expense for the three and nine months ended September 30, 2000 was $6,887,000 and $21,038,000, respectively.

Based on the wholesaler's inventory information, the Company also increased its allowance for potential product returns to $446,000 at September 30, 2001 from $232,000 at December 31, 2000. The provision for the three and nine months ended September 30, 2001 was $398,000 and $3,243,000, respectively.

Based upon its recent unsuccessful efforts to collect past due balances, the Company has updated its analysis of potentially uncollectible accounts receivable balances and has increased the allowance to $10,365,000 at September 30, 2001 from $801,000 at December 31, 2000. The expense recorded in the three-month period ended September 30, 2001 was $60,000 and the expense recorded for the nine-month period ended September 30, 2001 was $12,190,000.

NOTE G - LEGAL PROCEEDINGS

On August 9, 2001, the Company was served with a Complaint which had been filed in the United States District Court for The Northern District of Illinois, Eastern Division on August 8, 2001. The suit names the Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman and interim chief executive officer, and was filed on behalf of Michelle Golumbski, individually and on behalf of all others similarly situated. The Complaint alleges various violations of the federal securities laws in connection with the Company's public statements and filings with the Securities and Exchange Commission during the period from February 20, 2001 through May 22, 2001. In addition to seeking certification as a proper class action under Rule 23 of the Federal Rules of Civil Procedures, the Complaint also seeks the award of compensatory damages together with pre- and post-judgement interest thereon, and the cost and expenses of the suit, including reasonable allowance for fees for the Plaintiff's attorneys, accountants and experts. The Company believes that the Complaint is without merit and plans to defend this suit vigorously.

On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that NovaDAQ Technologies, Inc. ("NovaDAQ") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and NovaDAQ had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescene angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") has requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, NovaDAQ has asserted that under the terms of the agreement, Akorn, should be responsible for the costs of performing the requested clinical trials, which are estimated to cost approximately $4,400,000. Alternatively, NovaDAQ seeks a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, NovaDAQ seeks unspecified damages as a result of any failure or delay on Akorn's part in performing its alleged obligations under the Agreement. The Company and NovaDAQ have temporarily suspended the arbitration proceedings while they attempt to negotiate a settlement of their differences. If these negotiations are unsuccessful, the Company intends to continue to defend this matter vigorously.

NOTE H - FINANCIAL ARRANGEMENTS

On July 12, the Company entered into a Forbearance Agreement (the "Agreement") with its senior lenders under which the lenders agreed to forbear from taking action against the Company to enforce their rights under the existing Amended and Restated Credit Agreement until January 2, 2002. As part of the Agreement, the

Company acknowledged the existence of certain events of default. These events included a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

On July 12, as required under the terms of the Agreement, the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current interim CEO and Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 (received on July
13) and $2,000,000 (received on August 16).

Under the terms of the Trust Agreement, the subordinated debt will bear interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest will not be paid to the Trust, but will instead accrue as required by the terms of a subordination agreement which was entered into between the Trust and the Company's senior lenders. The convertible feature of the Trust Agreement allows for conversion of the subordinated debt, and interest on the $2,000,000 portion of the debt, into common stock of the Company.

As part of the consideration provided to the Trust for the subordinated debt, the Company agreed to issue the Trust warrants to purchase shares of the Company's common stock. These warrants allow the Trust to purchase up to 1,000,000 shares of the Company's common stock at a price of $2.85 per share and 667,000 shares of the Company's common stock at a price of $2.25 per share.

The Company, in accordance with Accounting Principles Board ("APB") Opinion No. 14, has recorded the subordinated debt transaction such that the convertible debt and warrants have been assigned independent values. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and (iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. The remaining $3,484,000 was recorded as long-term debt. The resultant bond discount, equivalent to the value assigned to the warrants, will be amortized and charged to interest expense over the life of the subordinated debt.

As of September 30, 2001, there was no available credit under the Amended and Restated Credit Agreement. Future working capital needs will be highly dependent upon the Company's ability to improve gross margins, control expenses and collect its past due receivables. Management believes that existing cash, cash flow from operations and the subordinated debt proceeds will be sufficient to meet the cash needs of the business for the immediate future, but that additional funding will be needed to refund the current bank debt. If available funds, cash generated from operations and subordinated debt proceeds are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guarantees that such financing will be available or available on acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The Company will need to refinance or extend the maturity of the bank credit agreement, as it does not anticipate sufficient cash to make the January 2, 2002 scheduled payment.

NOTE I - RESTRUCTURING CHARGES

The Company had adopted a restructuring program with aggressive actions to properly size its operations to current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, plant-closing costs related to San Clemente, CA sales office and rent for unused facilities under lease in San Clemente and Lincolnshire, IL. The restructuring, affecting both business segments, reduced the Company's workforce by 50 employees, representing 12.5% of the total workforce. Activities previously executed in San Clemente have been relocated to the Company's headquarters.

The restructuring program costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income and resulted in a charge to operations of approximately $1,117,000 consisting of severance costs of $398,000, lease costs of $625,000 and other costs of $94,000.

At September 30, 2001, the amount remaining in the accruals for the restructuring program was approximately $782,000. Approximately $648,000 of the restructuring accrual will be paid by December 31, 2001 and the remainder will be paid over the lease term, which expires in April 2003.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. They generally require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. These statements, as amended, are effective January 1, 2001. Adoption of this standard did not have a material effect on the Company's liquidity, financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, " Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangibles will cease upon the required adoption of SFAS No. 142 on January 1, 2002. Management is assessing the effects that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position, liquidity, or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company is evaluating this standard to determine its impact on the financial position and results of operations of the Company.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO 2000

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales (in thousands):

                                Three Months Ended September 30,
                                     2001          2000

Ophthalmic segment                 $  5,975     $  7,188
Injectable segment                    2,616        5,749
Contract services                     4,251        3,941
                                   --------     --------
Total net sales                    $ 12,842     $ 16,878
                                   ========     ========

Consolidated net sales decreased 23.9% in the quarter ended September 30, 2001 compared to the same period in 2000. Ophthalmic segment sales decreased 16.9%, primarily reflecting a decline in the antibiotic, glaucoma and artificial tear product lines. Ophthalmic net sales were also negatively impacted by price competition for some of the Company's higher volume product lines. Injectable sales decreased 54.5% compared to the same period in 2000. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the quarter without compensating purchases made by the wholesalers. Contract services net sales increased 7.9% compared to the same period in 2000, primarily due to price increases necessary to cover increasing production costs.

Consolidated gross profit decreased 29.4% during the quarter, with gross margins decreasing from 42.0% to 39.0%, reflecting the effects of the aforementioned decline in net sales. Gross margin for the ophthalmic segment was 48.4%. This compares to a gross margin of 42.8% for the comparable period in 2000 and is greater due primarily to product mix. Gross margin for the injectable segment was 44.2% compared to 59.9% for the comparable 2000 period, reflecting the effects of the aforementioned decline in net sales as well as under-absorption of plant overhead expenses at the Decatur, IL facility. Gross margin for the contract services segment was 22.7% compared to 14.7% for the comparable 2000 period, primarily due to price increases and production mix. The Company incurred unfavorable manufacturing variances of $321,000 at its Somerset, NJ facility and $926,000 at its Decatur, IL facility. Management expects to increase contract services business at the Decatur facility in order to increase overhead absorption for the remainder of the year. The Company is actively looking into increasing its manufacturing activity at its Somerset facility either through additional product approvals or increasing its contract services activities.

Selling, general and administrative (SG&A) expenses decreased 5.9% during the quarter ended September 30, 2001 as compared to the same period in 2000, primarily reflecting the results of the cost reduction program implemented during the second quarter of 2001. Amortization of intangibles decreased from $380,000 to $356,000, or 6.3% over the prior year quarter, reflecting the exhaustion of certain product intangibles.

Research and development (R&D) expense decreased 50.7% in the quarter, to $529,000 from $1,074,000 for the same period in 2000. The Company has scaled back its research activities and is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmics. Management expects R&D expenses for the remainder of 2001 to continue at this level, if not lower.

Interest expense of $923,000 was up 44.7% due to higher average interest rates and higher debt balances.

The Company's effective tax rate for the quarter was 38.0% compared to 38.1% for the prior-year period. The Company reported a net loss of $479,000 or $0.02 per share for the three months ended September 30, 2001, compared to net income of $415,000 or $0.02 per diluted share for the comparable prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO 2000

The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales (in thousands):

                                Nine Months Ended September 30,
                                   2001               2000

Ophthalmic segment              $  11,723         $  21,656
Injectable segment                  6,204            19,851
Contract services                  11,628            10,335
                                ---------         ---------
Total net sales                 $  29,555         $  51,842
                                =========         =========

Consolidated net sales decreased 43.0% in the nine-month period ended September 30, 2001 compared to the same period in 2000. Ophthalmic segment sales decreased 45.9%, primarily reflecting the decline in sales in the antibiotic, glaucoma and artificial tear product lines. The remaining decline in ophthalmic sales reflects the effect of increases to the allowance for chargebacks and rebates discussed in Note F to the condensed consolidated financial statements. The allowances for chargebacks and rebates and returns are recorded as reductions to gross sales in computing net sales. Ophthalmic net sales were also negatively impacted by price competition for some of the Company's higher volume product lines. Injectable sales decreased 68.7% compared to the same period in 2000 primarily due to the increases in the allowances for chargebacks and rebates and returns, discussed in Note F to the condensed consolidated financial statements and a sharp reduction in anesthesia and antidote product sales. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the quarter without compensating purchases made by the wholesalers. Contract services net sales increased 12.5% compared to the same period in 2000, primarily due to price increases necessary to cover increasing production costs.

Consolidated gross margin was $1,739,000 for the nine-month period ended September 30, 2001, as compared to a gross margin of $25,295,000 for the comparable 2000 period. This reflects the effects of the aforementioned decline in net sales, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items (See Note F). Gross margin for the ophthalmic segment was a loss of $301,000 for the nine-month period ended September 30, 2001. The Ophthalmic segment gross margin also reflects under-absorption of plant overhead expenses at the Somerset facility. Gross margin for the injectable segment was a loss of $18,000, reflecting the affect of the aforementioned decline in net sales, as well as increased charges for slow-moving, unsaleable and obsolete inventory items (See Note F) and under-absorption of plant overhead expenses at the Decatur facility. The Company incurred unfavorable manufacturing variances of $1,573,000 at its Somerset, NJ facility and $5,254,000 at its Decatur, IL facility. Management expects to increase third-party manufacturing business at the Decatur facility in order to increase overhead absorption for the remainder of the year. The Company is actively looking into increasing its manufacturing activity at its Somerset facility either through additional product approvals or increasing its third-party manufacturing business.

Selling, general and administrative (SG&A) expenses increased 121.6% during the nine-month period ended September 30, 2001 as compared to the same period in 2000. The increase primarily reflects a $11,930,000 charge for bad debt exposure, asset impairment charges of $1,410,000 and non-recurring and restructuring related charges of $1,117,000, primarily severance and lease costs. Without these charges SG&A would have increased 5.4%, reflecting increased compensation and facility related expenses. Amortization of intangibles decreased from $1,139,000 to $1,075,000, or 5.6% over the prior year quarter, reflecting the exhaustion of certain product intangibles.

Research and development (R&D) expense decreased 17.0% in the nine-month period ended September 30, 2001, to $2,328,000 from $2,804,000 for the same period in 2000. The Company has scaled back its research activities and is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmics.

Interest expense of $2,508,000 was up 40.7% due to higher average interest rates and higher debt balances.

The Company's effective tax rate for the period was 38.0% compared to 38.2% for the prior-year period. The Company reported a net loss of $19,731,000 or $1.02 per share for the nine months ended September 30, 2001, compared to net income of $4,393,000 or $0.22 per diluted share for the comparable prior year quarter.

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. They generally require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. These statements, as amended, are effective January 1, 2001. Adoption of this standard did not have a material effect on the Company's liquidity, financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, " Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangibles will cease upon the required adoption of SFAS No. 142 on January 1, 2002. Management is assessing the effects that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position, liquidity, or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The Company is evaluating this standard to determine its impact on the financial position and results of operations of the Company.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at September 30, 2001 was a deficiency of $29.6 million compared to $26.4 million at December 31, 2000. Working capital is negative primarily due to the reclassification of $44.8 million in long-term debt that is due within twelve months of the balance sheet reporting date of September 30, 2001. During the second quarter, the Company acknowledged the existence of certain events of default including: a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and the failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001). As of September 30, 2001, there is no available credit under the Amended and Restated Credit Agreement. The existing cash balance as of September 30, 2001 was $1,936,000. Future working capital needs will be highly dependent upon the Company's ability to control expenses and collect its past due receivables. Management believes that existing cash, cash flow from operations and the subordinated debt proceeds will be sufficient to meet the cash needs of the business for the immediate future, but that additional financing will be needed to refund the current bank debt. If available funds, cash generated from operations and subordinated debt proceeds, if any, are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guarantees that such financing will be available or available with acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The

Company will need to refinance or extend the maturity of the bank credit agreement as it does not anticipate sufficient cash to make the January 2, 2002 scheduled payment.

For the nine months ended September 30, 2001, the Company used $812,000 in cash from operations to finance its working capital requirements, primarily from a decrease in accounts payable balances. Investing activities, which primarily relate to purchase of equipment and in progress construction, required $3,612,000 in cash. Investment activities provided $5,553,000 in cash, primarily the result of subordinated debt borrowings, increased borrowings against the line of credit and the exercise of stock options.











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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 9, 2001, the Company was served with a Complaint which had been filed in the United States District Court for The Northern District of Illinois, Eastern Division on August 8, 2001. The suit names the Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman and interim chief executive officer, and was filed on behalf of Michelle Golumbski, individually and on behalf of all others similarly situated. The Complaint alleges various violations of the federal securities laws in connection with the Company's public statements and filings with the Securities and Exchange Commission during the period from February 20, 2001 through May 22, 2001. In addition to seeking certification as a proper class action under Rule 23 of the Federal Rules of Civil Procedures, the Complaint also seeks the award of compensatory damages together with pre- and post-judgement interest thereon, and the cost and expenses of the suit, including reasonable allowance for fees for the Plaintiff's attorneys, accountants and experts. The Company believes that the Complaint is without merit and plans to defend this suit vigorously.

         On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that NovaDAQ Technologies, Inc. ("NovaDAQ") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and NovaDAQ had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescene angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") has requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, NovaDAQ has asserted that under the terms of the agreement, Akorn, should be responsible for the costs of performing the requested clinical trials, which are estimated to cost approximately $4,400,000. Alternatively, NovaDAQ seeks a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, NovaDAQ seeks unspecified damages as a result of any failure or delay on Akorn's part in performing its alleged obligations under the Agreement. The Company and NovaDAQ have temporarily suspended the arbitration proceedings while they attempt to negotiate a settlement of their differences. If these negotiations are unsuccessful, the Company intends to continue to defend this matter vigorously.

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

         The Company has entered into a Forbearance Agreement with its senior lenders under which the lenders have agreed to forbear from taking action against the Company as a result of these defaults. See Note H to the condensed consolidated financial statements for additional information regarding these defaults and Forbearance Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on August 16, 2001. Daniel E. Bruhl, M.D., was elected to the Board of Directors with 16,169,520 votes for and 699,451 votes abstaining. Antonio R. Pera was elected to the Board of Directors with 16,022,779 votes for and 846,192 votes abstaining. Doyle S. Gaw was elected to the Board of Directors with 16,166,063 votes for and 702,908 votes abstaining. John N. Kapoor, Ph.D. was elected to the Board of Directors with 16,013,522 votes for and 855,449 votes abstaining.

         The Company's proposal to increase the number of shares available for grant under the Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program from 4,500,000 to 6,500,000 received 6,284,580 votes for, 2,124,401 against and 51,985 votes abstaining. Approval of the proposal was ratified at the annual meeting.

ITEM 5.  OTHER INFORMATION

         On September 18, 2001, the Company announced the appointment of Jerry
         N. Ellis to the Board of Directors effective August 31, 2001. Mr. Ellis filled an existing vacancy on the Board of Directors and will serve until the 2002 Annual Shareholders meeting. The Company also announced that Mr. Ellis had been appointed to the Audit Committee and Compensation Committee of the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (11.1)   Computation of Earnings (Loss) per Share

         (b)      Reports on Form 8-K

                  On July 26, 2001, the Company filed a Reports on Form 8-K disclosing the details of the Forbearance Agreement and the Convertible Bridge Loan and Warrant Agreement. Included with the Report on Form 8-K were copies of the Convertible Bridge Loan and Warrant Agreement, the Warrants, the Registration Rights Agreement and the Forbearance Agreement, all appearing as exhibits to the filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AKORN, INC.



                               /s/ Ben J. Pothast
                               ------------------
                                 Ben J. Pothast
              Vice President, Chief Financial Officer and Secretary
                (Duly Authorized and Principal Financial Officer)




Date:    November 13, 2001