Form 10-K
period 2001-12-31
AKORN INC
filed 2002-04-16
CIK 3116

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

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No -------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The financial statements included in this Form 10-K are unaudited. See the "Statement in Lieu of Independent Auditors' Report" included in Item 8.

The aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of March 7, 2002 was approximately $47,229,000.

The number of shares of the Issuer's common stock, no par value per share, outstanding as of March 7, 2002 was 19,555,514.

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

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results". The Company does not intend to update these forward-looking statements.

                          FORM 10-K TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Description of Business.....................................      3
Item 2.    Description of Properties...................................      6
Item 3.    Legal Proceedings...........................................      7
Item 4.    Submission of Matters to a Vote of Security Holders.........      8
                                    PART II
Item 5.    Market for Common Equity and Related Stockholder Matters....      9
Item 6.    Selected Consolidated Financial Data........................     10
Item 7.    Management's Discussion and Analysis of Financial Condition      10
           and Results of Operations...................................
Item 7A    Quantitative and Qualitative Disclosures about Market            24
           Risk........................................................
Item 8.    Financial Statements and Supplementary Data.................     24
Item 9.    Changes in and Disagreements with Accountants on Accounting      45
           and Financial Disclosure....................................
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     45
Item 11.   Executive Compensation......................................     45
Item 12.   Security Ownership of Certain Beneficial Owners and              46
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............     46
                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form     46
           8-K.........................................................
           Schedule II.................................................     48
           Signatures..................................................     49

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Akorn, Inc. ("Akorn" or the "Company") manufactures and markets diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. The Company also markets ophthalmic surgical instruments and related products. Customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, the Company relocated its headquarters and certain operations to Illinois.

     Previous to 2001, the Company evaluated its business as two segments, ophthalmic and injectable. The Company now classifies its operations into three identifiable business segments, ophthalmic, injectable and contract services. These three segments are discussed in greater detail below. For information regarding revenues and gross profit for each of the Company's segments, see Note M to the consolidated financial statements included in Item 8 of this report.

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

     Contract Services Segment. The Company provides contract-manufacturing services as well as product research and development services to pharmaceutical and biotechnology companies.

     Manufacturing. The Company has two manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See "Item 2. Description of Property." The Company manufactures a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for its ophthalmic and injectable segments. The Decatur facilities manufacture product for all three of the Company's segments. The Somerset facility manufactures product for the ophthalmic segment. The Company is also in the process of adding freeze-dried (lyophilized) manufacturing capabilities at its Decatur facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities."

     Sales and Marketing. While the Company is working to expand its proprietary product base through internal development and, to a lesser extent, acquisitions, the majority of current products are non-proprietary. The Company relies on its efforts in marketing, distribution, development and low cost manufacturing to maintain and increase market share.

     The ophthalmic segment uses a three-tiered sales effort. Outside sales representatives sell directly to physicians and group practices. In-house sales (telemarketing) and customer service (catalog sales) sell to optometrists and other customers. A national accounts group sells to wholesalers, retail chains and other group purchasing organizations. This national accounts group also markets the Company's injectable pharmaceutical products, which the Company also sells through telemarketing and direct mail activities to individual specialty physicians and hospitals. The contract services segment markets its contract manufacturing services through direct mail, trade shows and direct industry contacts.

     The Company records an allowance for estimated product returns. This allowance is reflected as a reduction of account receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period.

     Based on the wholesaler's inventory information, the Company increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2000. The provision for the three months ended March 31, 2001 was $2,559,000. The allowance for potential product returns was $548,000 at December 31, 2001.

     Research and Development. As of December 31, 2001, the Company had 17 Abbreviated New Drug Applications ("ANDAs") for generic pharmaceuticals in various stages of development. The Company filed 7 of these ANDAs and received approval for 1 ANDA in 2001. See "Government Regulation." The Company expects to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing the Company to compete by marketing generic equivalents. The Food and Drug Administration ("FDA") approved the New Drug Application ("NDA") for Paremyd, on December 5, 2001. This product is to be launched during the first quarter of 2002.

     The Company is developing two new indications for ophthalmic products for which it currently anticipates filing NDAs in the future. See Note C to the consolidated financial statements included in Item 8 of this report. One is an indication for Indocyanine Green ("ICG") to treat age related macular degeneration ("AMD"). If the Company's developmental efforts are successful, the Company currently anticipates filing this NDA within the next four years and estimates the market size for this product to be $350 million annually. The Company also anticipates filing an NDA supplement within the next three years for an indication for ICG for intra-ocular staining. The Company estimates the market for this product to be $10 million annually.

     Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of Company personnel. No assurance can be given as to whether the Company will file these NDAs, or any ANDAs, when anticipated, whether the Company will develop marketable products based on these filings or as to the actual size of the market for any such products. See "Government Regulation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities".

     The Company also maintains a business development program that identifies potential product acquisition or product licensing candidates. The Company has focused its business development efforts on niche products that complement its existing product lines and that have few or no competitors in the market. In 2000, the Company entered into an exclusive cross marketing agreement with Novadaq Technologies, Inc., for cardiac angiography procedures employing ICG. Under the terms of the agreement, as amended on January 25, 2002, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, will obtain an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures.

     At December 31, 2001, 14 full-time employees of the Company were involved in research and development and product licensing.

     Research and development costs are expensed as incurred. Such costs amounted to $2,598,000, $4,132,000 and $2,744,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Patents and Proprietary Rights. The Company considers the protection of discoveries in connection with its development activities important to its business. The Company intends to seek patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2001, the Company had received four U.S. patents and had four additional U.S. patent applications and one international patent application pending. In February of 2002, the Company was notified by the U.S. Patent and trademark Office that U.S. patent number 6,351,663 titled Methods for diagnosing and treating abnormal vasculature using fluorescent dye angiography and dye enhanced photocoagulation had been issued to the Company. This was one of the four U.S. patents on file as of December 31, 2001. The Company has also licensed two U.S. patents from the Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") for the development and commercialization of AMD diagnosis and treatment using ICG, which licenses require the Company to conduct clinical trials, which trials are at the Phase I stage and are ongoing. There can be no assurances that these clinical trials will be successful. In addition, a dispute has arisen between the Company and JHU/APL regarding the two patents licensed for AMD and the Company's performance under the terms of the applicable License Agreement. See "Legal Proceedings". The patents held by the Company cover ophthalmic products and processes except for four patents which are methods patents relating to a currently marketed injectable product. These four patents are not currently supporting any product or product indication currently marketed by the Company. There can be no assurance that the Company will obtain U.S. or foreign patents or, if obtained that they will provide substantial protection or be of commercial benefit. The Company also relies upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop its competitive position. The Company enters into confidentiality agreements with certain of its employees pursuant to which such employees agree to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that the Company will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Patents and Proprietary Rights".

     Employee Relations. At December 31, 2001, the Company had 310 full-time employees, of whom 292 were employed by Akorn and 18 by its wholly owned subsidiary, Akorn (New Jersey), Inc. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of the Company's competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See "Item 7. Management's Discussion and Analysis of
Operations -- Factors That May Affect Future Results -- Competition; Uncertainty of Technological Change."

     The companies that compete with the ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Ciba Vision and Bausch & Lomb, Inc. ("B&L"). The ophthalmic segment competes primarily on the basis of price and service. The ophthalmic segment purchases some ophthalmic products from B&L, who is in direct competition with the Company in several markets.

     The companies that compete with the injectable segment include both generic and name brand companies such as Abbott Labs, Gensia, American Pharmaceutical Products, Elkin Sinn and American Regent. The injectable segment competes primarily on the basis of price.

     Competitors in the contract services segment include Cook Imaging, Chesapeake Biological Laboratories, Ben Venue and Oread Laboratories. The manufacturing of sterile products must be performed under government mandated Good Manufacturing Practices.

     Suppliers and Customers. No supplier of products accounted for more than 10% of the Company's purchases in 2001, 2000 or 1999. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for itself and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future
Results -- Dependence on Supply of Raw Materials and Components".

     No single customer accounted for more than 10% of the Company's revenues during 2001 or 1999. During 2000, the Company realized approximately 12% of its revenues from one customer. This customer is a distributor of the Company's products as well as a distributor of a broad range of health care products for many companies in the health care sector. This customer is not the end user of the Company's products. If sales to this customer were to diminish or cease, the Company believes that the end users of its products would find no difficulty obtaining the Company's products either directly from the Company or from another distributor. The accounts receivable balance for this customer was approximately 22% of gross trade receivables at December 31, 2000.

     Government Regulation. Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the FDA, the Drug Enforcement Agency ("DEA"), the Federal Trade Commission ("FTC") and other federal, state and local agencies. The federal Food, Drug and Cosmetic Act (the "FDA Act"), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products. The FDA inspects drug manufacturers and storage facilities to determine compliance with its Good Manufacturing Practice regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve new drug applications and criminal prosecution. The FDA also has the authority to revoke approval of drug products.

     With certain exceptions, FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing brand name drugs, require the filing of an ANDA, which waives the requirement of conducting clinical studies of safety and efficacy. Ordinarily, the filing of an ANDA for generic drugs that contain the same ingredients as drugs already approved for use in the United States requires data showing that the generic formulation is equivalent to the brand name drug and that the product is stable in its formulation. The Company has no control over the time required for the FDA to approve NDA or ANDA filings.

     During 2000, the Company received a warning letter as a result of a routine inspection of its Decatur manufacturing facilities. This letter focused on general documentation and cleaning validation issues. The Company was re-inspected in late 2001 and the FDA issued a Form 483 documenting its findings. The Company responded to these findings on January 4, 2002 and is awaiting a response from the FDA. The warning letter prevents the FDA from issuing any approval for new products manufactured at the Decatur facility. The warning letter does not inhibit the Company's ability to continue manufacturing products that are currently approved. The warning letter does not impact the operations at the Somerset facility.

     The Company also manufactures and distributes several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Government Regulation".

     On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C.
sec. 801, et. seq. and regulations promulgated under the Act. The Company is cooperating fully with the government and anticipates that any action under this matter will not have a material impact on its financial statements. See "Legal Proceedings".

     The Company does not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

ITEM 2. DESCRIPTION OF PROPERTIES

     Since August 1998, the Company's headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. The Company leased approximately 24,000 square feet until June 2000 at which time it expanded to the current occupied space of approximately 48,000 square feet. From May 1997 to August 1998, the Company's headquarters and ophthalmic division offices were located in approximately 11,000 square feet of leased space in Lincolnshire, Illinois. The Company sub-lets portions of the Lincolnshire space. The Company's former headquarters, consisting of approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana, was sold in February 1999.

     The Company owns a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, the Company owns a 55,000 square-foot manufacturing facility in Decatur, Illinois. The Decatur facilities support all three of the Company's segments. The Company leases approximately 7,000 square feet of office and warehousing space in San Clemente, California, formerly used as a sales office to support the Injectable segment. The Company successfully sublet this space through the term of the lease when the San Clemente operations were closed and relocated to Buffalo Grove. The Company's Akorn (New Jersey) subsidiary also leases approximately 40,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to the ophthalmic segment. The combined space is considered adequate to accommodate growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     After the close of business on March 27, 2002, the Company received a letter informing it that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado, plans to recommend to the Commission that it bring an enforcement action for injunctive relief against the Company. Based on the letter, the Company believes the recommended action would concern the Company's alleged misstatement, in quarterly and annual Securities and Exchange Commission filing and earnings press releases, of its income for fiscal year 2000 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance. The Company has also learned that certain of its former officers, as well as a current employee have received similar notifications. The Company disagrees with the staff's proposed recommendation and allegations; it has been invited to submit its views as to why an enforcement action should not be brought, and intends to do so. Because the proposed enforcement action relates to matters in a prior fiscal year, it is not anticipated that these proceedings will have any material impact on the Company's Consolidated Balance Sheet as of December 31, 2001 or on the Company's 2002 or future operating results.

     The Company is party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001 (See Note C). Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute has arisen between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL has challenged the Company's performance under the License Agreement and alleged that the Company is in breach of the License Agreement. The Company's has denied JHU/APL's allegations and contends that it has performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On Monday, April 1, 2002, the Company and JHU/APL agreed, through counsel, to attempt to negotiate a resolution to the present dispute. If negotiations prove unsuccessful, the Company and JHU/APL will seek to mediate the dispute. Failing that, the litigation would proceed forward. The Company has an intangible asset valued at $2,084,500 recorded as a result of the License Agreement, as amended. Unsuccessful resolution of the dispute could result in a revaluation of this intangible asset.

     On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C.
sec. 801, et. seq. and regulations promulgated under the Act. The Company is cooperating fully with the government and anticipates that any action under this matter will not have a material impact on its financial statements.

     On August 9, 2001, the Company was served with a Complaint which had been filed on August 8, 2001 in the United States District Court for The Northern District of Illinois, Eastern Division. The suit named the

Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman of the board and then interim chief executive officer as defendants. The suit, which was filed by Michelle Golumbski, individually, and on behalf of all others similarly situated, alleged various violations of the federal securities laws in connection with the Company's public statements and filings with the Securities and Exchange Commission during the period from February 20, 2001 through May 22, 2001. The plaintiff subsequently voluntarily dismissed her claims against Akorn, Inc., Mr. Floyd Benjamin and Dr. John N. Kapoor, and, in exchange for the Company's consent to this voluntary dismissal, also provided, through counsel, a written statement that the plaintiff would not reassert her claims against any of the defendants in any subsequent actions. The Company did not provide the plaintiff with any compensation in consideration for this voluntary dismissal.

     On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescene angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") had requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which were estimated to cost approximately $4,400,000. Alternatively, Novadaq sought a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq sought unspecified damages as a result of the alleged failure or delay on Akorn's part in performing its obligations under the Agreement. In its response, Akorn denied Novadaq's allegations and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio R. Pera, Akorn's President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings.

     The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol AKRN. On March 7, 2002, there were approximately 615 holders of record of the Company's Common Stock. This number does not include shareholders for which shares are held in a 'nominee' or 'street' name. The closing price of the Company's Common Stock on March 7, 2002 was $3.94 per share.

     High and low bid prices per NASDAQ for the periods indicated were:

                                                                 HIGH         LOW
                                                                ------       -----
Year Ended December 31, 2001:
  1st Quarter...............................................    $ 6.25       $1.97
  2nd Quarter...............................................      3.25        1.03
  3rd Quarter...............................................      4.23        2.79
  4th Quarter...............................................      4.74        2.76
Year Ended December 31, 2000:
  1st Quarter...............................................    $13.56       $4.00
  2nd Quarter...............................................      9.88        5.50
  3rd Quarter...............................................     12.63        5.00
  4th Quarter...............................................     11.00        2.16

     The Company did not pay cash dividends in 2001, 2000 or 1999 and does not expect to pay dividends on our common stock in the foreseeable future. Moreover, the Company is currently prohibited by its credit agreement with The Northern Trust Company from making any dividend payment.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The results for 2001 and 2000 are unaudited. See "Item 8, Statement in Lieu of Independent Auditors' Report."

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  2001       2000      1999       1998      1997
                                                --------   --------   -------   --------   -------
PER SHARE
Equity........................................  $   1.16   $   2.02   $  1.85   $   1.40   $  1.20
Net income:
  Basic.......................................  $  (1.01)  $   0.11   $  0.37   $   0.26   $  0.11
  Diluted.....................................  $  (1.01)  $   0.11   $  0.36   $   0.25   $  0.11
Price: High...................................  $   6.44   $  13.63   $  5.56   $   9.19   $  4.50
       Low....................................  $   1.03   $   3.50   $  3.50   $   2.54   $  1.84
P/E:   High...................................        NM       124x       15x        35x       41x
       Low....................................        NM        32x       10x        10x       17x
INCOME DATA (000's)
Revenues......................................  $ 42,248   $ 66,927   $64,632   $ 56,667   $42,323
Gross profit..................................     7,101     28,837    33,477     29,060    18,776
Operating income (loss).......................   (28,516)     5,789    12,122      9,444     3,165
Interest expense..............................    (3,547)    (2,400)   (1,921)    (1,451)     (497)
Pretax income (loss)..........................   (32,225)     3,506    10,639      7,686     2,844
Income taxes..................................   (12,614)     1,319     3,969      3,039     1,052
Net income (loss).............................   (19,611)     2,187     6,670      4,647     1,792
Weighted average shares outstanding:
  Basic.......................................    19,337     19,030    18,269     17,891    16,614
  Diluted.....................................    19,337     19,721    18,573     18,766    16,925
BALANCE SHEET (000's)
Current assets................................  $ 28,580   $ 42,123   $35,851   $ 24,948   $19,633
Net fixed assets..............................    33,518     34,031    20,812     15,860    12,395
Total assets..................................    84,461     96,518    76,098     61,416    38,715
Current liabilities...........................    52,937     15,768     9,693     13,908     8,612
Long-term obligations.........................     9,066     40,918    32,015     21,228     9,852
Shareholders' equity..........................    22,458     39,832    34,390     26,280    20,251
CASH FLOW DATA (000's)
From operations...............................  $   (654)  $    362   $   131   $  1,093   $    64
Dividends paid................................        --         --        --         --        --
From investing................................    (4,126)   (17,688)   (6,233)   (13,668)   (6,387)
From financing................................     9,328     18,108     5,391     10,898     7,356
Change in cash and equivalents................     4,548        782      (711)    (1,677)    1,033

---------------

NM -- Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements. The results for 2001 and 2000 are unaudited. See "Item 8, Statement in Lieu of Independent Auditors' Report."

RESULTS OF OPERATIONS

     The Company's revenues are derived from sales of diagnostic and therapeutic pharmaceuticals and surgical instruments by the ophthalmic segment, from sales of diagnostic and therapeutic pharmaceuticals by the injectable segment and from contract services revenue. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Income bear to revenues for the years ended December 31, 2001, 2000 and 1999.

                                                                     YEARS ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                  2001         2000         1999
                                                                  ----         ----         ----
Revenues
  Ophthalmic................................................       41%          42%          50%
  Injectable................................................       23           38           35
  Contract Services.........................................       36           20           15
                                                                  ---          ---          ---
Total revenues..............................................      100%         100%         100%
Gross profit................................................       17%          43%          52%
Selling, general and administrative expenses................       75           26           26
Amortization of intangibles.................................        4            2            3
Research and development expenses...........................        6            6            4
                                                                  ---          ---          ---
Operating income (loss).....................................      (68)           9           19
Net income (loss)...........................................      (46)%          3%          10%

SIGNIFICANT ACCOUNTING POLICIES

     The Company accrues an estimate of the difference between the gross sales price of certain products sold to wholesalers and the expected resale prices of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations at the time of sale to the wholesaler. Similarly, the Company records an allowance for rebates related to contracts and other programs with wholesalers. These allowances are reflected as a reduction of account receivable balances. The Company evaluates the allowance balances against actual chargebacks and rebates processed by wholesalers. Actual chargebacks and rebates processed can vary materially from period to period. The Company has an increasing number of contracts and other programs with wholesalers, each incorporating various numbers and types of chargebacks and rebates. The recorded allowance amount reflects the Company's current estimate of the chargeback and rebate amounts wholesalers have earned under these various contracts and programs.

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

     During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability determining that an additional $2,250,000 provision needed to be recorded. This additional increase to the allowance was necessary to reflect the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups. The Company had previously seen a much greater level of list price business than is occurring in the current business environment.

     The Company records an allowance for estimated product returns. This allowance is reflected as a reduction of account receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period.

     Based on the wholesaler's inventory information, the Company increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2000. The provision for the three months ended March 31, 2001 was $2,559,000. The allowance for potential product returns was $548,000 at December 31, 2001.

     The Company records an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of account receivable balances. The expense related to doubtful accounts is reflected in SG&A expenses.

     Based upon its recent unsuccessful efforts to collect past due balances, the Company updated its analysis of potentially uncollectible trade receivable balances and recorded a total bad debt provision for the year of $12,000,000. The Company recorded $7,520,000 and $4,610,00 in the first and second quarter of 2001, respectively and reduced the allowance $130,000 in the fourth quarter of 2001. As a result, and after the effect of balances written off, the allowance for doubtful accounts increased to $3,706,000 at December 31, 2001 from $801,000 at December 31, 2000.

     The Company records an allowance for discounts and allowances, which reflects discounts and allowances available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of account receivable balances. The Company evaluates the allowance balance against actual discounts taken.

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

     In the first quarter of 2001, based on sales trends and forecasted sales activity by product, the Company increased its allowance for inventory obsolescence to $4,583,000. The provision for the three months ended March 31, 2001 was $1,500,000. The allowance for inventory obsolescence was $1,845,000 at December 31, 2001.

     All other increases to the allowances for chargebacks and rebates, returns, doubtful accounts, discounts and allowances and inventory obsolescence occurred as part of the normal recording of product sales.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Revenues decreased 36.9% for the year ended December 31, 2001 compared to the prior year. Ophthalmic segment revenues decreased 38.2%, primarily reflecting the decline in sales in the antibiotic, glaucoma and artificial tear product lines. The remaining decline in ophthalmic revenues reflects the effect of increases to the allowance for chargebacks and rebates discussed in Note K to the Consolidated Financial Statements. The allowances for chargebacks and rebates and returns are recorded as reductions to gross sales in computing net sales. Ophthalmic net sales were also negatively impacted by price competition for some of the Company's higher volume product lines. The reduction in sales was due to both declines in unit price as well as volume. Injectable segment revenues decreased 60.9%, primarily due to the increases in the allowances for chargebacks and rebates and returns, discussed in Note K to the Consolidated Financial Statements and a sharp reduction in anesthesia and antidote product sales. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the year without compensating purchases made by the wholesalers. Contract services revenues increased 10.6% compared to the same period in 2000, primarily due to price increases necessary to cover increasing production costs.

     Consolidated gross profit decreased 75.4% for the year, with gross margins decreasing from 43.1% to 16.8%. This reflects the effects of the aforementioned decline in net sales, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items (See Note K). In addition, the Company incurred unfavorable manufacturing variances at both the Somerset, NJ facility and its Decatur, IL facility, which eroded the gross margin percentage. These variances were the result of reduced activity in the plant, primarily caused by the previously discussed reduction in sales that resulted from the wholesaler inventories being reduced without compensating purchases. Management anticipates that manufacturing variances will decrease in the future as a result of the restructuring program (See Note S) implemented during 2001. The Company is actively looking into increasing its manufacturing activity at its Somerset facility either through additional product approvals or increasing its third-party manufacturing business.

     Selling, general and administrative expenses ("SG&A") increased 81.2% for the year as compared to 2000. The increase primarily reflects a provision for bad debts of $12,000,000. The provision for bad debts in 2000 was $607,000. SG&A expenses also increased due to asset impairment charges of $2,132,000 and restructuring-related charges of $1,117,000 primarily severance and lease costs. Without these charges, SG&A would have decreased 6.4%, reflecting the results of the cost cutting and restructuring efforts employed during the year.

     Amortization of intangibles decreased 1.6% for the year, reflecting the exhaustion of certain product intangibles.

     Research and Development expenses ("R&D") decreased 37.1%, primarily reflecting a scaling back of research and development activities. The Company is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmics.

     Interest expense increased 47.8% compared to 2000, reflecting higher interest rates on higher average outstanding debt balances (See Note G) partially offset by capitalized interest related to the lyophilized pharmaceuticals manufacturing line expansion.

     Net loss for 2001 was $19,611,000, or $1.01 per share, compared to net income of $2,187,000, or $0.11 per share, for the prior year.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Revenues increased 3.6% for the year ended December 31, 2000 compared to the prior year. Ophthalmic segment revenues decreased 13.1%, primarily due to sharply reduced sales in generic therapeutic pharmaceuticals for glaucoma and allergies. The reduction in sales was due to both declines in unit price as well as volume. Injectable segment revenues increased 20.3%, primarily due to sales of acquired anesthesia products. Injectable segment sales also benefited from favorable unit prices due to a continuing shortage of certain distributed products and increased contract-manufacturing activity. In both segments, wholesaler-discounting programs unfavorably impacted unit prices. These discounts take the form of chargebacks and rebates. Chargebacks and rebates are discussed further in Note K to the Consolidated Financial Statements. This charge is reflected as a reduction in net sales, primarily ophthalmic.

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

FINANCIAL CONDITION AND LIQUIDITY

     As of December 31, 2001, the Company had cash and cash equivalents of $5,355,000. The net working capital balance at December 31, 2001 was $(24,357,000) versus $26,355,000 at December 31, 2000 resulting primarily from decreases in receivables and inventory and reclassification of the Company's senior debt obligation as a current liability.

     During the year ended December 31, 2001, the Company used $654,000 in cash for operations. Investing activities, which include the purchase of product-related intangible assets as well as equipment required $4,126,000 in cash. Fixed asset purchases related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion accounted for $2,566,000 of the $4,126,000 cash used in investing activities and the Company expects to spend an additional $2,500,000 for such expansion during 2002. Financing activities provided $9,328,000 in cash primarily through the issuance of $5,000,000 subordinated convertible debentures and a $3,250,000 promissory note.

     In 1997 the Company entered into a $15 million revolving credit arrangement, increased to $25 million in 1998, and subsequently increased to $45 million in 1999, subject to certain financial covenants and certain liens on the Company's fixed assets. The credit agreement, as amended effective January 1, 2002, requires the Company to maintain certain financial covenants. These covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the credit agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of Akorn stock other than a cessation of trading generally in the United States securities market,
(f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to an engagement letter at any time after June 15, 2002 or (i) experience any material adverse action taken by the FDA, the SEC, the DEA or any other Governmental Authority based on an alleged failure to comply with laws or regulations. Management believes it will be able to comply with the covenants during 2002. In the event that the Company is not in compliance with the covenants during 2002 and does not negotiate amended covenants and/or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it. The amended credit agreement requires a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The estimated $5.6 million tax refund must be remitted within three days of receipt from the Internal Revenue Service. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million. The current credit facility matures on June 30, 2002 at which point the Company will need to re-negotiate or obtain new financing. Management believes that additional long-term financing will be needed to finance product development or acquisitions. There are no guarantees that such financing will be available or available at an acceptable cost. See Note G to Consolidated Financial Statement for a description of this indebtedness and other indebtedness of the Company.

     On July 12, 2001 the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current CEO and Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on

July 13) and $2,000,000 ("Tranche B" which was received on August 16). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt.

     Under the terms of the Trust Agreement, the subordinated debt will bear interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest will not be paid to the Trust, but will instead accrue as required by the terms of a subordination agreement which was entered into between the Trust and the Company's senior lenders. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     The Company, in accordance with Accounting Principles Board ("APB") Opinion No. 14, recorded the subordinated debt transaction such that the convertible debt and warrants have been assigned independent values. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and (iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. The remaining $3,484,000 was recorded as long-term debt. The resultant bond discount, equivalent to the value assigned to the warrants, will be amortized and charged to interest expense over the life of the subordinated debt.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund Akorn's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001, interest will accrue at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois and to address the issues set forth in the Form 483 and warning letter received from the FDA. The Promissory Note is subordinated to Akorn's senior debt owed to The Northern Trust Company but is senior to Akorn's subordinated debt owed to the Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm, Inc. with the option of securing at least 15% of the capacity of Akorn's lyophilization facility each year. Dr. John
N. Kapoor, the Company's chairman and chief executive officer is also chairman of NeoPharm and holds a substantial stock position in that company as well as in the Company.

     Commensurate with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The change related to the convertibility of the interest accrued on the $3,000,000 tranche requires that shareholder approval be received by August 31, 2002.

SELECTED QUARTERLY DATA
In Thousands, Except Per Share Amounts
(Unaudited)

                                                                                    NET INCOME (LOSS)
                                                                            ----------------------------------
                                                               GROSS                    PER SHARE    PER SHARE
                                               REVENUES    PROFIT (LOSS)     AMOUNT       BASIC       DILUTED
                                               --------    -------------     ------     ---------    ---------
Year Ended December 31, 2001:
  1st Quarter..............................    $ 6,076        $(5,783)      $(12,977)    $(0.67)      $(0.67)
  2nd Quarter..............................     10,637          2,509         (6,275)     (0.33)       (0.33)
  3rd Quarter..............................     12,842          5,013           (479)     (0.02)       (0.02)
  4th Quarter..............................     12,693          5,362            120       0.01         0.01
                                               -------        -------       --------     ------       ------
                                               $42,248        $ 7,101       $(19,611)    $(1.01)      $(1.01)
                                               =======        =======       ========     ======       ======
Year Ended December 31, 2000:
  1st Quarter..............................    $16,644        $ 8,413       $  1,794     $ 0.10       $ 0.09
  2nd Quarter..............................     18,320          9,786          2,184       0.11         0.11
  3rd Quarter..............................     16,878          7,096            415       0.02         0.02
  4th Quarter..............................     15,085          3,542         (2,206)     (0.11)       (0.11)
                                               -------        -------       --------     ------       ------
                                               $66,927        $28,837       $  2,187     $ 0.11       $ 0.11
                                               =======        =======       ========     ======       ======

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Financial Risk Factors

     A small number of wholesale drug distributors accounts for a large portion of the Company's revenues. In 2001, sales to five wholesale drug distributors accounted for 42% of total gross sales and approximately 47% of gross trade receivables as of December 31, 2001. The loss of one or more of these customers, a change in purchasing patterns, an increase in returns of the Company's products, delays in purchasing products and delays in payment for products by one or more distributors could have a material negative impact on the Company's revenue and results of operations and may lead to a violation of debt covenants.

     At December 31, 2001, the Company had total outstanding indebtedness of $53,933,000, or 71% of total capitalization. This significant debt load could limit the Company's operating flexibility as a result of restrictive covenants placed on the Company by its lenders. Further, the current debt levels could require usage of a large portion of the cash flow from operations for debt payments that would reduce the availability of cash flow to fund operations, product acquisitions, expansion of the Company's sales force, facilities improvements and research and development activities. On several past occasions, the Company has been out of compliance with a number of the financial and other covenants contained in the documents, which govern its debt. To date, the Company has been able to either renegotiate the terms of such covenants or obtain waivers of such non-compliance. See "Financial Condition and Liquidity". No assurance can be given, however, that, if the Company was to fail to comply in the future with its existing covenants that the Company's lenders would be willing to either further negotiate the terms of such covenants or waive the Company's compliance with the covenants. Under the terms of the Company's loan documents, the Company's lenders would have the right to declare a default under the loan documents and to thereupon pursue any and all of the remedies available to them under the loan documents, including, but not limited to, foreclosure on substantially all of the Company's assets. While the Company believes that it will be able to fully satisfy all of the terms and conditions set forth in its loan documents, future events could make such performance more difficult or impossible.

     The Company may need additional funds to operate and grow its business. The Company may seek additional funds through public and private financing, including equity and debt offerings. Adequate funds through the financial markets or from other sources, may not be available when needed or on terms favorable to the Company or its stockholders. Insufficient funds could cause the Company to delay, scale back, or abandon some or all of its product acquisition, licensing opportunities, marketing, product development, research and development and manufacturing opportunities.

     The Company is party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001 (See Note C). A dispute (see "Legal Proceedings") has arisen between the Company and JHU/APL concerning the License Agreement. The Company has an intangible asset valued at $2,084,500 recorded as a result of the License Agreement, as amended. Unsuccessful resolution of the dispute could result in a revaluation of this intangible asset.

  Government Regulation

     Federal and state statutes and government agencies regulate virtually all aspects of the Company's business. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising of the Company's products, and disposal of waste products arising from such activities, are subject to regulation by one or more federal agencies. These agencies include the Food and Drug Administration ("FDA"), the Drug Enforcement Agency ("DEA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the Occupational Safety and Health Administration ("OSHA") and the U.S. Environmental Protection Agency ("EPA"). Similar state and local agencies also regulate these activities. Failure to comply with applicable statutes and government regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     All pharmaceutical manufacturers, including the Company, are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act ("FDC Act"). Under the FDC Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with current good manufacturing practices ("cGMP"), to recall products which present a health risk, and to seek civil monetary and criminal penalties. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products marketed by the Company or the halting of manufacturing operations of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, product recalls may be issued at the discretion of the Company, the FDA or other government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that recalls of the Company's pharmaceutical products will not occur in the future. Any product recall could have a material adverse effect on the Company's business, financial condition and results of operations. Further, product recalls, in certain circumstances, could constitute an event of default under the provision of the Company's senior debt.

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

     During 2000, the Company received a warning letter as a result of a routine inspection of its Decatur manufacturing facilities. This letter focused on general documentation and cleaning validation issues. The Company was re-inspected in late 2001 and the FDA issued a Form 483 documenting their findings. The Company responded to these findings on January 4, 2002 and is awaiting a response from the FDA. The warning letter prevents the FDA from issuing any approval for new products manufactured at the Decatur facility. The warning letter does not inhibit the Company's ability to continue manufacturing products that are currently approved. The warning letter does not impact the operations at the Somerset facility.

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

     A number of products marketed by the Company are "grandfathered" drugs that are permitted to be manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed prior to enactment of relevant sections of the FDC Act. The regulatory status of these products is subject to change and/or challenge by the FDA, which could establish new standards and limitations for manufacturing and marketing such products, or challenge the evidence of prior manufacturing and marketing upon which grandfathering status is based. The Company is not aware of any current efforts by the FDA to change the status of any of its "grandfathered" products, but there can be no assurance that such initiatives will not occur in the future. Any such change in the status of the Company's "grandfathered" products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. sec. 801, et. seq. and regulations promulgated under the Act. The Company is cooperating fully with the government and anticipates that any action under this matter will not have a material impact on its financial statements.

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

  Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities

     The Company's strategy for growth is dependent upon its ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. The Company currently has 17 ANDAs in various stages of development and anticipates filing two NDAs at some point in the future. See "Item 1. Description of Business -- Research and Development." The Company may not meet its anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that it has submitted or anticipates submitting. The internal development of new pharmaceutical products by the Company is dependent upon the research and development capabilities of the Company's personnel and its infrastructure. There can be no assurance that the Company will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into its existing product lines. In addition, there can be no assurance that the Company will receive all necessary approvals from the FDA or that such approvals will not involve delays, which adversely affect the marketing and sale of the Company's products. Until such time as the Company receives clearance from the Form 483 and warning letter received from the FDA, the Company will not receive approval from the FDA to manufacture any new NDA products at its Decatur facility. The Company's failure to develop new products or receive FDA approval of ANDAs or NDAs, or address the issues raised in the Form 483 and warning letter received from the FDA, could have a material adverse effect on the Company's business, financial condition and results of operations. Another part of the Company's growth strategy is to develop the capability to manufacture lyophilized (freeze-dried) pharmaceutical products. While the Company has devoted resources to developing these capabilities, it may not be successful in developing these capabilities, or the Company may not realize the anticipated benefits from developing these capabilities.

  Generic Substitution

     The Company's branded pharmaceutical products are subject to competition from generic equivalents and alternative therapies. Generic pharmaceuticals are the chemical and therapeutic equivalents of brand-name pharmaceuticals and represent an increasing proportion of pharmaceuticals dispensed in the United States. There is no proprietary protection for most of the branded pharmaceutical products sold by the Company and generic and other substitutes for most of its branded pharmaceutical products are sold by other pharmaceutical companies. In addition, governmental and cost-containment pressures regarding the dispensing of generic equivalents will likely result in generic substitution and competition generally for the Company's branded pharmaceutical products. Although the Company attempts to mitigate the effect of this substitution through, among other things, creation of strong brand-name recognition and product-line extensions for its branded pharmaceutical products, there can be no assurance that the Company will be successful in these efforts. Increased competition in the sale of generic pharmaceutical products could have a material adverse effect on the Company's business, financial condition and results of operations. Generic substitution is regulated by the federal and state governments, as is reimbursement for generic drug dispensing. There can be no assurance that substitution will be permitted for newly approved generic drugs or that such products will be subject to government reimbursement.

  Dependence on Generic and Off-Patent Pharmaceutical Products

     The success of the Company depends, in part, on its ability to anticipate which branded pharmaceuticals are about to come off patent and thus permit the Company to develop, manufacture and market equivalent generic pharmaceutical products. Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices that are significantly lower than that of branded pharmaceuticals. In addition, generic products that third parties develop may render the Company's generic products noncompetitive or obsolete. Although the Company has successfully brought generic pharmaceutical products to market in a timely manner in the past, there can be no assurance that the Company will be able to consistently bring these products to market quickly and efficiently in the future. An increase in competition in the sale of generic pharmaceutical products or the Company's failure to bring such products to market before its competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks and Expense of Legal Proceedings

     The Company is currently involved in several pending or threatened legal actions with both private parties and certain government agencies. See "Legal Proceedings". While the Company believes that its positions in these various matters are meritorious, to the extent that the Company's personnel must spend time and the Company must expend resources to pursue or contest these various matters, or any additional matters that may be asserted from the time to time in the future, this represents time and money that is not available for other actions that the Company might otherwise pursue which could be beneficial to the Company's future. In addition, to the extent that the Company is unsuccessful in any legal proceedings, the consequences could have a negative impact on the Company or its operations. These consequences could include, but not be limited to, fines, penalties, injunctions, the loss of patent or other rights, the need to write down or off the value of assets (which could negatively impact the Company's earnings) and a wide variety of other potential remedies or actions that could be taken against the Company. While the Company will continue to vigorously pursue its rights in all such matters, no assurance can be given that the Company will be successful in any of these proceedings or, even if successful, that the Company would be able to recoup any of the moneys expended in pursuing such matters.

  Competition; Uncertainty of Technological Change

     The Company competes with other pharmaceutical companies, including major pharmaceutical companies with financial resources substantially greater than those of the Company, in developing, acquiring, manufacturing and marketing pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, under development or acquired by other pharmaceutical companies, may be more effective or offered at lower prices than the Company's current or future products. The industry is characterized by rapid technological change that may render the Company's products obsolete, and competitors may develop their products more rapidly than the Company. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of the Company's products. The Company believes that competition in sales of its products is based primarily on price, service, availability and product efficacy. There can be no assurance that: (i) the Company will be able to develop or acquire commercially attractive pharmaceutical products; (ii) additional competitors will not enter the market; or (iii) competition from other pharmaceutical companies will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Supply of Raw Materials and Components

     The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for itself and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company's development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Third-Party Manufacturers

     The Company derives a significant portion of its revenues from the sale of products manufactured by third parties, including its competitors in some instances. There can be no assurance that the Company's dependence on third parties for the manufacture of such products will not adversely affect the Company's profit margins or its ability to develop and deliver its products on a timely and competitive basis. If for any reason the Company is unable to obtain or retain third-party manufacturers on commercially acceptable terms, it may not be able to distribute certain of its products as planned. No assurance can be made that the manufacturers utilized by the Company will be able to provide the Company with sufficient quantities of its products or that the products supplied to the Company will meet the Company's specifications. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Product Liability

     The Company faces exposure to product liability claims in the event that the use of its technologies or products or those it licenses from third parties is alleged to have resulted in adverse effects in users thereof. Receipt of regulatory approval for commercial sale of such products does not mitigate such product liability risks. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact sales of such products. The Company currently has product liability insurance in the amount of $10.0 million for aggregate annual claims with a $50,000 deductible per incident and a $250,000 aggregate annual deductible. However, there can be no assurance that such insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Exercise of Warrants, Conversion of Subordinated Debt, May have Dilutive
Effect

     Under terms of a $5,000,000 subordinated debt transaction, which the Company entered into with the John N. Kapoor trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current CEO and Chairman of the Board of Directors, the Trust agreed to provide the Company with $5,000,000 of subordinated debt in two separate tranches of $3,000,000 ("Tranche A") and $2,000,000 ("Tranche B"). In return for providing the subordinated debt, the Trust was granted Warrants to purchase 1,000,000 shares of common stock, at a purchase price of $2.85 per share for Tranche A and 667,000 shares of common stock, at a purchase price of $2.25 per share, for Tranche B. In addition, Tranche A, plus the interest on Tranche A, is convertible into common stock of the Company at a price of $2.28 per share, and Tranche B, plus the interest on Tranche B, is convertible into common stock of the Company at a price of $1.80 per share. If the price per share of the Company's common stock at the time of exercise of the Warrants or conversion of the subordinated debt is in excess of the various Warrant exercise or conversion prices, exercise of the Warrants and conversion of the subordinated debt would have a dilutive effect on the Company's common stock. The amount of such dilution, however, cannot currently be determined as it would depend on the amount disparity between the stock price and the price at which the warrants were exercised or the subordinated debt was converted at the time of exercise or conversion.

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

  Quarterly Fluctuation of Results; Possible Volatility of Stock Price

     The Company's results of operations may vary from quarter to quarter due to a variety of factors including the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for Company products, expenditures to comply with governmental requirements for manufacturing facilities, expenditures incurred to acquire and promote pharmaceutical products, changes in the Company's customer base, a customer's termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by the Company's competitors, loss of key personnel, changes in the mix of products sold by the Company, changes in sales and marketing expenditures, competitive pricing pressures and the Company's ability to meet its financial covenants. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Such fluctuations may result in volatility in the price of the Company's Common Stock.

  Relationships with Other Entities; Conflicts of Interest

     Mr. John N. Kapoor, Ph.D., the Company's Chairman of the Board and Chief Executive Officer is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with the Company. Further, Dr. Kapoor has loaned the Company $5,000,000 with the result that he has become a major creditor of the Company as well as a major stockholder. See "Financial Condition and Liquidity". Potential conflicts of interest could have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, was effective for the Company's fiscal 2001 financial statements and was adopted by the Company on January 1, 2001. Adoption of these standards did not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB approved three statements, SFAS 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations."

     SFAS 141 supercedes APB Opinion No. 16, "Business Combinations," and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill. The following criteria is to be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001. The adoption of this new standard did not have a material impact on the Company's financial statements.

     SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS 142 as of January 1, 2002. The Company is currently evaluating the impact of this new standard on the Company's financial statements.

     SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted SFAS 143 as of January 1, 2002. The adoption of this new standard did not have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure involves three debt instruments. The credit agreement with The Northern Trust Company and the subordinated convertible debentures issued to the John N. Kapoor Trust bear the same interest rate, which fluctuates at Prime plus 300 basis points. The promissory note issued to NeoPharm, Inc. ("NeoPharm") bears interest at an initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. All of the Company's remaining long-term debt is at fixed interest rates. The Company believes that reasonably possible near-term changes in interest rates would not have a material effect on the Company's financial position, results of operations and cash flows.

     The Company's financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The estimated fair value of the Company's debt instruments is based upon rates currently available to the Company for debt with similar terms and remaining maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in Part II, Item 8 of this Form 10-K.

Statement in Lieu of Independent Auditors' Report...........   25
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   26
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   27
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............   28
Consolidated Statements of Cash Flow for the years ended
  December 31, 2001, 2000 and 1999..........................   29
Notes to Consolidated Financial Statements..................   30

               STATEMENT IN LIEU OF INDEPENDENT AUDITORS' REPORT

     The SEC has informed the Company of a proposed enforcement action (See "Item 3. Legal Proceedings"), which has alleged the Company's accounts receivable were overstated as of December 31, 2000. If the enforcement action is ultimately brought to bear, it is possible that the Company would have to restate its 2000 and 2001 financial statements. Because of this uncertainty, Deloitte & Touche LLP, the Company's auditors, are unwilling to give an opinion on the Company's consolidated financial statements and notes thereto for December 31, 2001 and 2000 and the years then ended until this matter is resolved, and as a result these financial statements and notes are unaudited. However, management believes that, subject to the resolution of the above-mentioned matter, the unaudited consolidated financial statements and notes to consolidated financial statements as of these dates and for these periods contain all the information and necessary adjustments for a fair presentation of these financial statements and footnotes. Because the proposed enforcement action relates to matters in a prior fiscal year, it is not anticipated that these proceedings will have any material impact on the Company's Consolidated Balance Sheet as of December 31, 2001 or on the Company's 2002 or future operating results.

                                  AKORN, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 5,355    $   807
  Trade accounts receivable (less allowance for
     uncollectibles of $3,706 and $801 at December 31, 2001
     and 2000, respectively)................................    5,902     24,144
  Inventory.................................................    8,135     14,058
  Deferred income taxes.....................................    2,069      2,016
  Income taxes recoverable..................................    6,540         --
  Prepaid expenses and other assets.........................      579      1,098
                                                              -------    -------
     TOTAL CURRENT ASSETS...................................   28,580     42,123
OTHER ASSETS
  Intangibles, net..........................................   18,485     20,342
  Deferred income taxes.....................................    3,765         --
  Other.....................................................      113         22
                                                              -------    -------
     TOTAL OTHER ASSETS.....................................   22,363     20,364
PROPERTY, PLANT AND EQUIPMENT, NET..........................   33,518     34,031
                                                              -------    -------
     TOTAL ASSETS...........................................  $84,461    $96,518
                                                              =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current installments of long-term debt....................  $45,072    $ 7,753
  Trade accounts payable....................................    3,035      5,900
  Income taxes payable......................................       --        556
  Accrued compensation......................................      760        854
  Accrued expenses and other liabilities....................    4,070        705
                                                              -------    -------
     TOTAL CURRENT LIABILITIES..............................   52,937     15,768
Long-term debt..............................................    8,861     39,089
Other long-term liabilities.................................      205         --
Deferred income taxes.......................................       --      1,829
                                                              -------    -------
     TOTAL LIABILITIES......................................   62,003     56,686
                                                              =======    =======
COMMITMENTS AND CONTINGENCIES (Notes C, H and N)
SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value -- authorized 5,000,000
     shares; none issued Common stock, no par
     value -- authorized 40,000,000 shares; issued and
     outstanding 19,465,815 and 19,247,299 shares at
     December 31, 2001 and 2000, respectively...............   24,884     22,647
  Retained (deficit) earnings...............................   (2,426)    17,185
                                                              -------    -------
     TOTAL SHAREHOLDERS' EQUITY.............................   22,458     39,832
                                                              -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $84,461    $96,518
                                                              =======    =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
Revenues....................................................  $ 42,248    $66,927    $64,632
Cost of sales...............................................    35,147     38,090     31,155
                                                              --------    -------    -------
  GROSS PROFIT..............................................     7,101     28,837     33,477
Selling, general and administrative expenses................    31,525     17,397     16,733
Amortization of intangibles.................................     1,494      1,519      1,878
Research and development expenses...........................     2,598      4,132      2,744
                                                              --------    -------    -------
                                                                35,617     23,048     21,355
                                                              --------    -------    -------
  OPERATING INCOME (LOSS)...................................   (28,516)     5,789     12,122
Interest and other income (expense):
  Interest income...........................................        --         --         31
  Interest expense..........................................    (3,547)    (2,400)    (1,921)
  (Loss) gain on sale of fixed assets.......................       (78)        --        275
  Other (expense) income, net...............................       (84)       117        132
                                                              --------    -------    -------
                                                                (3,709)    (2,283)    (1,483)
                                                              --------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES...........................   (32,225)     3,506     10,639
Income tax (benefit) provision..............................   (12,614)     1,319      3,969
                                                              --------    -------    -------
  NET INCOME (LOSS).........................................  $(19,611)   $ 2,187    $ 6,670
                                                              ========    =======    =======
NET INCOME (LOSS) PER SHARE:
     BASIC..................................................  $  (1.01)   $  0.11    $  0.37
                                                              ========    =======    =======
     DILUTED................................................  $  (1.01)   $  0.11    $  0.36
                                                              ========    =======    =======
  WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC..................................................    19,337     19,030     18,269
                                                              ========    =======    =======
     DILUTED................................................    19,337     19,721     18,573
                                                              ========    =======    =======

See notes to consolidated financial statements.

                                  AKORN, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                     COMMON STOCK
                                                ----------------------    RETAINED
                                                  SHARES                  EARNINGS/    TREASURY
                                                OUTSTANDING    AMOUNT     (DEFICIT)     STOCK       TOTAL
                                                -----------    -------    ---------    --------    --------
Balances at January 1, 1999.................      18,122       $17,952    $  8,328       $ --      $ 26,280
Net income..................................          --            --       6,670         --         6,670
Treasury stock received in lieu of cash.....          (9)           --          --        (35)          (35)
Exercise of stock options...................         476         1,228          --         --         1,228
Management bonus paid in stock..............          27           109          --         --           109
Treasury stock reissued.....................           9            (6)         --         35            29
Employee stock purchase plan................          26           109          --         --           109
                                                  ------       -------    --------       ----      --------
Balances at December 31, 1999...............      18,651        19,392      14,998         --        34,390
Net income..................................          --            --       2,187         --         2,187
Exercise of stock options...................         576         3,105          --         --         3,105
Employee stock purchase plan................          20           150          --         --           150
                                                  ------       -------    --------       ----      --------
Balances at December 31, 2000...............      19,247        22,647      17,185         --        39,832
Net loss....................................          --            --     (19,611)        --       (19,611)
Warrants issued in connection with
  convertible debentures....................          --         1,516          --         --         1,516
Exercise of stock options...................         175           583          --         --           583
Employee stock purchase plan................          44           138          --         --           138
                                                  ------       -------    --------       ----      --------
Balances at December 31, 2001...............      19,466       $24,884    $ (2,426)      $ --      $ 22,458
                                                  ======       =======    ========       ====      ========

See notes to consolidated financial statements.

                                  AKORN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(19,611)  $  2,187   $  6,670
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..........................     4,286      3,539      3,161
     Impairment of long-lived assets........................     2,132         --         --
     Loss (gain) on disposal of fixed assets................        78         --       (245)
     Stock bonus............................................        --         --        109
     Deferred income taxes..................................    (5,647)      (756)       763
     Other..................................................        --         --         (6)
     Changes in operating assets and liabilities:
       Accounts receivable..................................    18,242     (6,449)    (6,992)
       Income taxes recoverable.............................    (6,540)        --         --
       Inventory, prepaid expenses and other assets.........     6,351      2,173     (5,213)
       Trade accounts payable, accrued expenses and other
          liabilities.......................................       611        718      1,750
       Income taxes payable.................................      (556)    (1,050)       134
                                                              --------   --------   --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........      (654)       362        131
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................    (3,626)   (15,239)    (6,157)
Proceeds from disposal of fixed assets......................        --         --        629
Purchase of product intangibles and product licensing
  fees......................................................      (500)    (2,449)      (705)
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................    (4,126)   (17,688)    (6,233)
FINANCING ACTIVITIES
Proceeds from exercise of stock options.....................       721      3,255      1,337
Repayments of long-term debt................................    (1,153)   (22,206)   (22,584)
Proceeds from issuance of long-term debt....................     8,034     37,100     26,800
Proceeds from issuance of stock warrants....................     1,516         --         --
Amortization of bond discount...............................       210         --         --
Principal payments under capital lease obligations..........        --        (41)      (162)
                                                              --------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     9,328     18,108      5,391
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     4,548        782       (711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       807         25        736
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  5,355   $    807   $     25
                                                              ========   ========   ========

See notes to consolidated financial statements.

                                  AKORN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. During 2000, the Company dissolved the inactive subsidiaries Compass Vision, Inc., Spectrum Scientific Pharmaceuticals, Inc. and Walnut Pharmaceuticals, Inc. The dissolution of these subsidiaries did not have a material impact on the balances and activities of the Company.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions relate to the allowance for uncollectibles, the allowance for chargebacks and rebates, the reserve for slow-moving and obsolete inventory, the reserve for returned goods, the carrying value of intangible assets and the carrying value of deferred tax assets.

     Revenue Recognition: The Company recognizes sales upon the shipment of goods, provided that all obligations of the Company have been fulfilled and collection of the related receivable is probable. Provision is made at the time of sale for estimated product returns. Royalty revenue is recognized when earned and is based on net sales figures that often include deductions for costs of unsaleable returns.

     Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

     Inventory: Inventory is stated at the lower of cost (average cost method) or market (see Note E). Provision is made for slow-moving, unsalable or obsolete items.

     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 2001 and 2000 was $7,132,000 and $5,954,000, respectively. The
Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

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

     Allowance for Chargebacks and Rebates: The Company accrues an estimate of the difference between the gross sales price of certain products sold to wholesalers and the expected resale prices of such products under contractual arrangements with third parties, such as hospitals and group purchasing organizations at the time of sale. As part of the Company's sales terms to wholesale customers, it agrees to reimburse wholesalers for such differentials between wholesale prices and contract prices. Because this allowance relates to amounts not yet collected from the wholesalers, this allowance is recorded as a reduction of the account receivable balance. Similarly, the Company records an allowance for rebates related to contracts and other programs with wholesalers. The balance for these allowances was $4,190,000 and $3,296,000 as of December 31, 2001 and 2000, respectively.

     Income Taxes: The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

     Net Income Per Common Share: Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.

     The following table shows basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share information):

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2001       2000       1999
                                                                --------    -------    -------
Net income (loss) per share -- basic:
  Net income (loss).........................................    $(19,611)   $ 2,187    $ 6,670
  Weighted average number of shares outstanding.............      19,337     19,030     18,269
Net income (loss) per share -- basic........................    $  (1.01)   $  0.11    $  0.37
                                                                ========    =======    =======
Net income (loss) per share -- diluted:
  Net income (loss).........................................    $(19,611)   $ 2,187    $ 6,670
  Net income (loss) adjustment for interest on convertible
     debt...................................................          --         --         --
                                                                --------    -------    -------
  Net income (loss), as adjusted............................    $(19,611)   $ 2,187    $ 6,670
                                                                ========    =======    =======
  Weighted average number of shares outstanding.............      19,337     19,030     18,269
  Additional shares assuming conversion of convertible debt
     and convertible interest on debt(1)....................          --         --         --
  Additional shares assuming conversion of warrants(2)......          --         --         --
  Additional shares assuming conversion of options(3).......          --        691        304
                                                                --------    -------    -------
  Weighted average number of shares outstanding, as
     adjusted...............................................      19,337     19,721     18,573
                                                                ========    =======    =======
Net income (loss) per share -- diluted......................    $  (1.01)   $  0.11    $  0.36
                                                                ========    =======    =======

---------------
(1) For fiscal 2001, debt and interest convertible into 2,519 shares of common stock was excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

(2) For fiscal 2001, warrants to purchase 1,667 shares of common stock were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

(3) For fiscal 2001 and 2000, options to purchase 3,226 and 145 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

NOTE B -- NONCASH TRANSACTIONS

     In July 2001, the Company amended a license agreement with The Johns Hopkins University Applied Physics Laboratory (See Note C). As part of that amendment, the Company delivered research and development equipment in lieu of a $100,000 payment. The Company recorded a gain of $51,000 upon transference of the equipment.

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

NOTE C -- PRODUCT AND OTHER ACQUISITIONS

     In April 2000, the Company entered into a worldwide license agreement with The Johns Hopkins University Applied Physics Laboratory. This license provides the Company exclusive rights to two patents covering the methodology and instrumentation for a method of treating age-related macular degeneration. Upon signing the agreement, the Company made an initial payment under the agreement of $1,484,500. In July 2001, this license agreement was amended such that the Company relinquished the international rights to the two patents in exchange for a reduced financial obligation. The Company retained the exclusive rights in the U.S. Future payments of $600,000 were required under terms of the amendment. As of December 31, 2001, $300,000 remains due under the terms of the agreement and was payable on or before March 31, 2002. The Company did not make the remaining $300,000 payment on or before March 31,2002 and is currently attempting to negotiate a resolution to a dispute that has arisen over the license agreement. See Note T for further discussion.

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

NOTE D -- ALLOWANCE FOR UNCOLLECTIBLES

     The activity in the allowance for uncollectibles for the periods indicated is as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                 2001      2000    1999
                                                                -------    ----    -----
Balance at beginning of year................................    $   801    $226    $ 425
Provision for bad debts.....................................     12,000     607      161
Specific reversal of doubtful account.......................         --      --     (300)
Accounts written off........................................     (9,095)    (32)     (60)
                                                                -------    ----    -----
Balance at end of year......................................    $ 3,706    $801    $ 226
                                                                =======    ====    =====

NOTE E -- INVENTORY

     The components of inventory are as follows (in thousands):

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 2001      2000
                                                                ------    -------
Finished goods..............................................    $2,906    $ 5,014
Work in process.............................................     1,082      3,644
Raw materials and supplies..................................     4,147      5,400
                                                                ------    -------
                                                                $8,135    $14,058
                                                                ======    =======

     Inventory at December 31, 2001 and 2000 is reported net of reserves for slow-moving, unsalable and obsolete items of $1,845,000 and $3,171,000, respectively.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
Land........................................................    $    396    $    396
Buildings and leasehold improvements........................       8,208       8,204
Furniture and equipment.....................................      25,724      21,508
Automobiles.................................................          55          55
                                                                --------    --------
                                                                  34,383      30,163
Accumulated depreciation....................................     (16,440)    (13,697)
                                                                --------    --------
                                                                  17,943      16,466
Construction in progress....................................      15,575      17,565
                                                                --------    --------
                                                                $ 33,518    $ 34,031
                                                                ========    ========

     Construction in progress represents capital expenditures principally related to the Company's lyophilization project that will enable the Company to perform processes in-house, which are currently being performed by a sub-contractor.

NOTE G -- FINANCING ARRANGEMENTS

     The Company's long-term debt consists of (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2001       2000
                                                                -------    -------
Credit Agreement with The Northern Trust Company............    $44,800    $44,400
Subordinated convertible debentures.........................      5,000         --
Mortgages payable secured by real property located in
  Decatur, Illinois.........................................      2,189      2,442
Promissory note to NeoPharm, Inc............................      3,250         --
                                                                -------    -------
                                                                 55,239     46,842
Less unamortized discount on subordinated convertible
  debentures................................................      1,306         --
Less current portion........................................     45,072      7,753
                                                                -------    -------
Long-term debt..............................................    $ 8,861    $39,089
                                                                =======    =======

     Maturities of debt are as follows (in thousands):

Year ending December 31:
2002........................................................     45,072
2003........................................................        293
2004........................................................        316
2005........................................................        340
2006........................................................      8,616
Thereafter..................................................        602
                                                                -------
          Total.............................................    $55,239
                                                                =======

     In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This Amended and Restated Credit Agreement (the "Credit Agreement") is secured by substantially all of the assets of the Company and its subsidiaries and contains a number or restrictive covenants. The covenants include, among other things, minimum levels of net worth, net income and monthly EBITDA and a minimum borrowing base (as defined) and a limitation on capital expenditures. There were outstanding borrowings of $44,800,000 and $44,400,000 at December 31, 2001 and 2000, respectively. The interest rate as of December 31, 2001 was 7.75%.

     On April 16, 2001 the revolving credit agreement was amended (the "2001 Amendment") and included, among other things, extension of the term of the agreement, establishment of a payment schedule, revision of the method by which the interest rate will be determined, and the amendment and addition of certain covenants. The 2001 Amendment also required the Company to obtain subordinated debt of $3 million by May 15, 2001 and waived certain covenant violations through March 31, 2001. The 2001 Amendment required payments throughout 2001 totaling $7.5 million, with the balance of $37.5 million due January 1, 2002. The method used to calculate interest was changed to the prime rate plus 300 basis points. Previously, the interest rate was computed at the federal funds rate or LIBOR plus an applicable percentage, depending on certain financial ratios.

     On July 12, 2001 the Company entered into a Forbearance Agreement (the "Agreement") with its senior lenders under which the lenders agreed to forbear from taking action against the Company to enforce their rights under the currently existing Amended and Restated Credit Agreement until January 2, 2002. As part of the Agreement, the Company acknowledged the existence of certain events of default. These events included a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

     The Company received two extensions, which extended the Agreement to February 1, 2002 and March 15, 2002, respectively. Both of these extensions carried the same reporting requirements and covenants while establishing new cash receipts covenants for the months of January and February in 2002.

     On April 12, 2002, in lieu of further extending the Agreement, the Company entered into an amendment to the Credit Agreement (the "2002 Amendment"), effective January 1, 2002. The 2002 Amendment included, among other things, extension of the term of the agreement, establishment of a payment schedule and the amendment and addition of certain covenants. The new covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the credit agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of Akorn stock other than a cessation of trading generally in the United States securities market, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to an engagement letter at any time after June 15, 2002 or (i) experience any material adverse action taken by the FDA, the SEC, the DEA or any other Governmental Authority based on an alleged failure to comply with laws or regulations. Management believes it will be able to comply with the covenants during 2002. In the event that the Company is not in compliance with the covenants during 2002 and does not negotiate amended covenants and/or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it. The amended credit agreement requires a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The estimated $5.6 million tax refund must be remitted within three days of receipt from the Internal Revenue Service. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million. The current credit facility matures on June 30, 2002.

     On July 12, 2001 as required under the terms of the Agreement, the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current CEO and Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13) and $2,000,000 ("Tranche B" which was received on August
16). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt.

     Under the terms of the Trust Agreement, the subordinated debt will bear interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest will not be paid to the Trust, but will instead accrue as required by the terms of a subordination agreement which was entered into between the Trust and the Company's senior lenders. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     The Company, in accordance with Accounting Principles Board ("APB") Opinion No. 14, recorded the subordinated debt transaction such that the convertible debt and warrants have been assigned independent values. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and (iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. The remaining $3,484,000 was recorded as long-term debt. The resultant bond discount, equivalent to the value assigned to the warrants, will be amortized and charged to interest expense over the life of the subordinated debt.

     As of December 31, 2001, there was no available credit under the Amended and Restated Credit Agreement. Future working capital needs will be highly dependent upon the Company's ability to improve gross margins, control expenses and collect its past due receivables. Management believes that existing cash, cash flow from operations and the subordinated debt proceeds will be sufficient to meet the cash needs of the business for the next twelve months, but that additional funding will be needed to refund the current bank debt. If available funds, cash generated from operations and subordinated debt proceeds are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guarantees that such financing will be available or available on acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The Company will need to refinance or extend the maturity of the bank credit agreement, as it does not anticipate sufficient cash to make the June 30, 2002 scheduled payment.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund Akorn's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001, interest will accrue at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The Promissory Note is subordinated to Akorn's senior debt owed to The Northern Trust Company but is senior to Akorn's subordinated debt owed to the Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm, Inc. with the option of securing at least 15% of the capacity of Akorn's lyophilization facility each year. Dr. John N. Kapoor, the Company's chairman and chief executive officer is also chairman of NeoPharm and holds a substantial stock position in that company as well as in the Company.

     Commensurate with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The change related to the convertibility of the interest accrued on the $3,000,000 tranche requires that shareholder approval be received by August 31, 2002.

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $2,189,000 and $2,442,000 at December 31, 2001 and 2000, respectively. The principal balance is paid over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     The fair value of the debt obligations approximated the recorded value as of December 31, 2001. The promissory note between the Company and NeoPharm, Inc. earns interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,650,000 would be lower than the current carrying value of $3,250,000. However, the Company believes that settlement at any computed fair value less than the current carrying value would not be possible nor prudent due to the nature of the agreement and the purposes for which the debt was secured. The Company is currently using the proceeds of the debt to complete the lyophilization facility at its Decatur location as well as address other necessary capital expenditures.

NOTE H -- LEASING ARRANGEMENTS

     The Company leased certain equipment under capital leasing arrangements that expired in 2000. Property, plant and equipment includes the following amounts relating to such capital leases (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                2001      2000
                                                                ----      -----
Furniture and equipment.....................................    $--       $ 806
Less accumulated depreciation...............................     --        (806)
                                                                ---       -----
                                                                $--       $  --
                                                                ===       =====

     Depreciation expense provided on these assets was $109,000 and $157,000 for the years ended December 31, 2000 and 1999, respectively.

     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $1,841,000, $1,159,000 and $906,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases (in thousands):

Years ended December 31,
2002........................................................    $1,749
2003........................................................     1,219
2004........................................................     1,149
2005........................................................     1,145
2006........................................................     1,129
2007........................................................     1,127
2008........................................................       331
                                                                ------
Total Minimum Payments Required.............................    $7,849
                                                                ======

     The Company currently sub-lets portions of its leased space. Rental income under these sub-leases was $56,000, $227,000 and $211,000 in 2001, 2000 and
1999, respectively.

NOTE I -- STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     Under the 1988 Incentive Compensation Program (the "Incentive Program") any officer or key employee of the Company is eligible to receive options as designated by the Company's Board of Directors. As of December 31, 2001, 6,500,000 shares of the Company's Common Stock are reserved for issuance under the Incentive Program. The exercise price of the options granted under the Incentive Program may not be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended December 31, 2001, 2000 and 1999 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years.

     Under the 1991 Stock Option Plan for Directors (the "Directors' Plan") persons elected as directors of the Company are granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. As of December 31, 2001, 500,000 shares of the Company's Common Stock are reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan vest immediately and expire five years from the date of grant.

     A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the years ended December 31, 2001, 2000 and 1999 is presented below (shares in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                       2001                  2000                  1999
                                                ------------------    ------------------    ------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                          EXERCISE              EXERCISE              EXERCISE
                                                SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                ------    --------    ------    --------    ------    --------
Outstanding at beginning of period..........    1,827      $4.78      1,901      $3.64      1,952      $3.16
Granted.....................................    2,039      $3.05        644      $6.80        777      $4.53
Exercised...................................     (175)     $2.48       (576)     $3.14       (478)     $2.71
Expired/Canceled............................     (465)     $5.40       (142)     $5.30       (350)     $4.19
                                                -----                 -----                 -----
Outstanding at end of period................    3,226      $3.72      1,827      $4.78      1,901      $3.64
                                                =====                 =====                 =====
Options exercisable at end of period........    1,735      $3.92      1,054      $4.08      1,088      $3.19
Options available for future grant..........    1,660                 1,234                 1,736
Weighted average fair value of options
  granted during the period.................               $2.02                 $5.17                 $2.37

     The fair value of each option granted during the year ended December 31, 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk-free interest rate of 4.4% and (iv) expected life of 5 years.

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

     The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

                                             OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                            ------------------------------------------------------    ----------------------------------
                                NUMBER                                                    NUMBER
                             OUTSTANDING      WEIGHTED AVERAGE                        EXERCISABLE AT
                             DECEMBER 31,        REMAINING        WEIGHTED AVERAGE     DECEMBER 31,     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES         2001         CONTRACTUAL LIFE     EXERCISE PRICE          2001          EXERCISE PRICE
------------------------    --------------    ----------------    ----------------    --------------    ----------------
$1.74 -- $2.05.........           216            3.9 years             $ 2.01               200              $ 2.03
$2.13 -- $2.19.........           173            0.5 years             $ 2.14               173              $ 2.14
$2.25 -- $2.60.........         1,085            4.2 years             $ 2.30               309              $ 2.30
$2.81 -- $2.99.........            64            2.7 years             $ 2.91                38              $ 2.85
$3.00 -- $4.00.........           337            4.3 years             $ 3.42               132              $ 3.56
$4.06 -- $4.82.........           367            1.9 years             $ 4.19               299              $ 4.17
$5.00 -- $5.57.........           568            2.9 years             $ 5.16               334              $ 5.13
$6.06 -- $6.25.........           301            3.1 years             $ 6.24               173              $ 6.25
$7.71 -- $8.38.........            55            2.7 years             $ 7.99                37              $ 8.10
$9.31 -- $9.50.........            50            3.3 years             $ 9.46                35              $ 9.45
$10.06 -- $11.88.......            10            3.7 years             $10.97                 5              $10.97
                                -----                                                     -----
                                3,226                                                     1,735
                                =====                                                     =====

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

     Had compensation cost for the Company's stock-based compensation plans been determined based on Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and net income per share for the years ended December 31, 2001, 2000 and 1999 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------
                                                2001                     2000                     1999
                                        ---------------------    ---------------------    ---------------------
                                           AS                       AS                       AS
                                        REPORTED    PRO FORMA    REPORTED    PRO FORMA    REPORTED    PRO FORMA
                                        --------    ---------    --------    ---------    --------    ---------
Net income (loss)...................    $(19,611)   $(21,365)     $2,187       $ 421       $6,670      $5,939
                                        ========    ========      ======       =====       ======      ======
Net income (loss) per
  share -- diluted..................    $  (1.01)   $  (1.10)     $ 0.11       $0.02       $ 0.36      $ 0.32
                                        ========    ========      ======       =====       ======      ======

     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company's common stock may be acquired under the terms of the Plan. Purchases of shares issued from treasury stock approximated 7,000 shares during the year ended December 31, 1999. New shares issued under the plan approximated 44,000 in 2001, 20,000 in 2000, and 26,000 in 1999.

NOTE J -- INCOME TAXES

     The income tax provision (benefit) consisted of the following (in thousands):

                                                               CURRENT    DEFERRED     TOTAL
                                                               -------    --------    --------
Year ended December 31, 2001:
  Federal..................................................    $(3,639)   $(6,303)    $ (9,942)
  State....................................................       (253)    (2,419)      (2,672)
                                                               -------    -------     --------
                                                               $(3,891)   $(8,722)    $(12,614)
                                                               =======    =======     ========
Year ended December 31, 2000:
  Federal..................................................    $ 1,680    $  (629)    $  1,051
  State....................................................        395       (127)         268
                                                               -------    -------     --------
                                                               $ 2,075    $  (756)    $  1,319
                                                               =======    =======     ========
Year ended December 31, 1999:
  Federal..................................................    $ 2,561    $   636     $  3,197
  State....................................................        645        127          772
                                                               -------    -------     --------
                                                               $ 3,206    $   763     $  3,969
                                                               =======    =======     ========

     Income tax expense (benefit) differs from the "expected" tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                  2001       2000      1999
                                                                --------    ------    ------
Computed "expected" tax expense (benefit)...................    $(10,956)   $1,192    $3,618
Change in income taxes resulting from:
  State income taxes, net of federal income tax benefits....      (1,597)      177       510
  Other, net................................................         (61)      (50)     (159)
                                                                --------    ------    ------
Income tax expense (benefit)................................    $(12,614)   $1,319    $3,969
                                                                ========    ======    ======

     Deferred tax assets (liabilities) at December 31, 2001 and 2000 include (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
Other accrued expenses......................................      $ 2,537         $ 1,688
Intangible assets, net......................................          510             545
Property, plant and equipment, net..........................       (2,593)         (2,332)
Net operating loss carry forwards...........................        5,052              --
Other, net..................................................          328             286
                                                                  -------         -------
                                                                  $ 5,834         $   187
                                                                  =======         =======

     The deferred taxes are classified in the accompanying balance sheets as follows (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
Deferred tax asset -- current...............................       $2,069         $ 2,016
Deferred tax asset (liability) -- noncurrent................        3,765          (1,829)
                                                                   ------         -------
                                                                   $5,834         $   187
                                                                   ======         =======

     Management concluded that it was more likely than not that all of the net deferred tax assets will be realized through future taxable earnings. Accordingly, no valuation allowance is recorded.

NOTE K -- CHANGES IN ACCOUNTING ESTIMATES

     The Company accrues an estimate of the difference between the gross sales price of certain products sold to wholesalers and the expected resale prices of such products under contractual arrangements with third parties such as hospitals and group purchasing organizations at the time of sale to the wholesaler. Similarly, the Company records an allowance for rebates related to contracts and other programs with wholesalers. These allowances are reflected as a reduction of account receivable balances. The Company evaluates the allowance balances against actual chargebacks and rebates processed by wholesalers. Actual chargebacks and rebates processed can vary materially from period to period. The Company has an increasing number of contracts and other programs with wholesalers, each incorporating various numbers and types of chargebacks and rebates. The recorded allowance amount reflects the Company's current estimate of the chargeback and rebate amounts wholesalers have earned under these various contracts and programs.

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

     During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability determining that an additional $2,250,000 provision needed to be recorded. This additional increase to the allowance was necessary to reflect the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups. The Company had previously seen a much greater level of list price business than is occurring in the current business environment.

     The Company records an allowance for estimated product returns. This allowance is reflected as a reduction of account receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period.

     Based on the wholesaler's inventory information, the Company increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2000. The provision for the three months ended March 31, 2001 was $2,559,000. The allowance for potential product returns was $548,000 at December 31, 2001.

     The Company records an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of account receivable balances. The expense related to doubtful accounts is reflected in SG&A expenses.

     Based upon its recent unsuccessful efforts to collect past due balances, the Company updated its analysis of potentially uncollectible trade receivable balances and recorded a total bad debt provision for the year of $12,000,000. The Company recorded $7,520,000 and $4,610,00 in the first and second quarter of 2001, respectively and reduced the allowance $130,000 in the fourth quarter of 2001. As a result, and after the effect of balances written off, the allowance for doubtful accounts increased to $3,706,000 at December 31, 2001 from $801,000 at December 31, 2000.

     The Company records an allowance for discounts and allowances, which reflects discounts and allowances available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of account receivable balances. The Company evaluates the allowance balance against actual discounts taken.

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

     In the first quarter of 2001, based on sales trends and forecasted sales activity by product, the Company increased its allowance for inventory obsolescence to $4,583,000. The provision for the three months ended March 31, 2001 was $1,500,000. The allowance for inventory obsolescence was $1,845,000 at December 31, 2001.

     All other increases to the allowances for chargebacks and rebates, returns, doubtful accounts, discounts and allowances and inventory obsolescence occurred as part of the normal recording of product sales.

NOTE L -- RETIREMENT PLAN

     All employees who have attained the age of 21 are eligible for participation in the Company's 401(k) Plan. The plan-related expense recognized for the years ended December 31, 2001, 2000 and 1999 totaled $234,000, $285,000 and $220,000, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

NOTE M -- INDUSTRY SEGMENT INFORMATION

     The Company classifies its operations into three business segments, ophthalmic, injectable and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. Selected financial information by industry segment is presented below (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2001       2000       1999
                                                                --------    -------    -------
Revenues
Ophthalmic..................................................    $ 17,443    $28,221    $32,467
Injectable..................................................       9,859     25,196     22,736
Contract services...........................................      14,946     13,510      9,429
                                                                --------    -------    -------
       Total revenues.......................................    $ 42,248    $66,927    $64,632
                                                                ========    =======    =======
Gross profit
Ophthalmic..................................................    $   (245)   $ 9,251    $16,873
Injectable..................................................       2,936     16,287     13,346
Contract services...........................................       4,410      3,299      3,258
                                                                --------    -------    -------
       Total gross profit...................................       7,101     28,837     33,477
Operating expenses..........................................      35,617     23,048     21,355
                                                                --------    -------    -------
       Total operating income (loss)........................     (28,516)     5,789     12,122
Interest and other (expense), net...........................      (3,709)    (2,283)    (1,483)
                                                                --------    -------    -------
Income (loss) before income taxes...........................    $(32,225)   $ 3,506    $10,639
                                                                ========    =======    =======

     The Company does not identify assets by segment for internal purposes.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. See Note G -- Financing Arrangements and Note T -- Subsequent Events. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE O -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                ------    ------    ------
Interest and taxes paid:
  Interest (net of amounts capitalized).....................    $3,308    $2,596    $1,245
  Income taxes..............................................        38     1,625     2,860
Noncash investing and financing activities:
  Treasury stock received for exercise of stock options.....        --        --        35
  Intangible asset received in exchange for research
     equipment..............................................       100        --        --

NOTE P -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, was effective for the Company's fiscal 2001 financial statements and was adopted by the Company on January 1, 2001. Adoption of these standards did not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB approved three statements, SFAS 141, "Business Combinations," SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 143, "Accounting for Asset Retirement Obligations."

     SFAS 141 supercedes APB Opinion No. 16, "Business Combinations," and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill. The following criteria is to be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001. The adoption of this new standard did not have a material impact on the Company's financial statements.

     SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS 142 as of January 1, 2002. The Company is currently evaluating the impact of this new standard on the Company's financial statements.

     SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted SFAS 143 as of January 1, 2002. The adoption of this new standard did not have a material impact on the Company's financial statements.

     In August 2001 the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have a material impact on the Company's financial statements.

NOTE Q -- CUSTOMER CONCENTRATION

     No single customer accounted for more than 10% of the Company's revenues during 2001 or 1999. During 2000, the Company realized approximately 12% of its revenues from one customer. This customer is a distributor of the Company's products as well as a distributor of a broad range of health care products for many companies in the health care sector. This customer is not the end user of the Company's products. If sales to this customer were to diminish or cease, the Company believes that the end users of its products would find no difficulty obtaining the Company's products either directly from the Company or from another distributor. The account receivable balance for this customer was approximately 22% of gross trade receivables at December 31, 2000.

NOTE R -- DISCONTINUED PRODUCTS

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

     In November 2001, the Company decided to no longer sell one of its products due to unavailability of raw material at a competitive price and declining market share. The Company recorded an asset impairment charge of $725,000 related to the remaining balance of the product acquisition intangible asset during the fourth quarter of 2001.

NOTE S -- RESTRUCTURING CHARGES

     During 2001, the Company adopted a restructuring program with aggressive actions to properly size its operations to current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, plant-closing costs related to the Company's San Clemente, CA sales office and rent for unused facilities under lease in San Clemente and Lincolnshire, IL. The restructuring, affecting all three business segments, reduced the Company's workforce by 50 employees, representing 12.5% of the total workforce. Activities previously executed in San Clemente have been relocated to the Company's headquarters.

     The restructuring program costs are included in selling, general and administrative expenses in the accompanying consolidated statement of income and resulted in a charge to operations of approximately $1,117,000 consisting of severance costs of $398,000, lease costs of $625,000 and other costs of $94,000.

     At December 31, 2001, the amount remaining in the accruals for the restructuring program was approximately $528,000. Approximately $315,000 of the restructuring accrual will be paid by June 30, 2002 and the remainder will be paid over the lease term, which expires in April 2003.

NOTE T -- SUBSEQUENT EVENTS

     On January 25, 2002, the Company and Novadaq Technologies, Inc. ("Novadaq") reached a settlement of a dispute involving the two companies. Under terms of a revised agreement, Novadaq will assume all costs associated with development of certain devices and procedures for use in fluorescene angiography. The Company, in consideration of foregoing any share of future net profits, will obtain an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio R. Pera, Akorn's President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company have agreed to withdraw from arbitration proceedings that were currently in process at the time.

     On March 21, the Company announced that it had been notified by the U.S. Patent and trademark Office that U.S. patent number 6,352,663 titled Methods for diagnosing and treating abnormal vasculature using fluorescent dye angiography and dye enhanced photocoagulation had been issued to the Company. This was one of the three U.S. patents on file as of December 31, 2001.

     After the close of business on March 27, 2002, the Company received a letter informing it that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado, plans to recommend to the Commission that it bring an enforcement action for injunctive relief against the Company. Based on the letter, the Company believes the recommended action would concern the Company's alleged misstatement, in quarterly and annual Securities and Exchange Commission filing and earnings press releases, of its income for fiscal year 2000 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance. The Company has also learned that certain of its former officers, as well as a current employee have received similar notifications. The Company disagrees with the staff's proposed recommendation and allegations; it has been invited to submit its views as to why an enforcement action should not be brought, and intends to do so. Because the proposed enforcement action relates to matters in a prior fiscal year, it is not anticipated that these proceedings will have any material impact on the Company's Consolidated Balance Sheet as of December 31, 2001 or on the Company's 2002 or future operating results.

     The Company is party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001 (See Note C). Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute has arisen between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL has challenged the Company's performance under the License Agreement and alleged that the Company is in breach of the License Agreement. The Company's has denied JHU/APL's allegations and contends that it has performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On Monday, April 1, 2002, the Company and JHU/APL agreed, through counsel, to attempt to negotiate a resolution to the present dispute. If negotiations prove unsuccessful, the Company and JHU/APL will seek to mediate the dispute. Failing that, the litigation would proceed forward. The Company has an intangible asset valued at $2,084,500 recorded as a result of the License Agreement, as amended. Unsuccessful resolution of the dispute could result in a revaluation of this intangible asset.

     On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. sec. 801, et. seq. and regulations promulgated under the Act. The Company is cooperating fully with the government and anticipates that any action under this matter will not have a material impact on its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to our directors that is required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in our definitive proxy statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the executive officers of the Company as of March 15, 2002. Each officer serves as such at the pleasure of the Board of Directors.

NAME                                        AGE                POSITION WITH THE COMPANY
----                                        ---                -------------------------
John N. Kapoor, Ph.D. ....................  58    Chief Executive Officer
Antonio R. Pera...........................  44    President and Chief Operating Officer
Ben J. Pothast............................  40    Vice President, Chief Financial Officer, Secretary
                                                  and Treasurer

     John N. Kapoor, Ph.D. Dr. Kapoor has served as Chief Executive Officer of the Company since March 2001. Dr. Kapoor has served as Chairman of the Board of the Company since May 1995 and from December 1991 to January 1993. Dr. Kapoor also served as acting Chairman of the Board of the Company from April 1993 to May 1995 and Chief Executive Officer of the Company from May 1996 to November 1998. Dr. Kapoor serves as Chairman of the Board of Option Care, Inc. (an infusion services and supplies company) and was Chief Executive Officer of Option Care, Inc. from August 1993 to April 1996. Dr. Kapoor is the president of E.J. Financial Enterprises, Inc., (a health care consulting and investment company), has served as Chairman of the Board of NeoPharm, Inc. (a specialty pharmaceutical company) since July 1990 and is a director of First Horizon Pharmaceutical Corporation (a distributor of pharmaceuticals).

     Antonio R. Pera. Mr. Pera has served as President and Chief Operating Officer of the Company since June 2001. Mr. Pera is also a director of the Company. From September 1992 to June 2001, he was Vice President and General Manager of the Bedford Laboratories Division of Ben Venue Laboratories, Inc. (a manufacturer of injectable drugs), and a subsidiary of Boehringer-Ingelheim Corporation. Mr. Pera held various positions from March 1989 through September 1992 with Anaquest (Ohmeda, Inc.) (a manufacturer of inhalation anesthetics). From July 1985 to March 1989, Mr. Pera held several positions with Lyphomed, Inc. (a parenteral products and injectable drug manufacturer) including two years as General Manager of the AccuPharma Division of that Company. Mr. Pera is also a director of Novadaq Technologies, Inc., a privately held research company.

     Ben J. Pothast. Mr. Pothast has served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since September 2001. From 1998 to 2001, he was Director of Financial Planning and Analysis of Moore North America (a business form printing company). From 1995 to 1998, Mr. Pothast was Director of Business Planning and Corporate Finance of GATX Corporation (a transportation and logistics company). From 1990 to 1995, he was Manager of Financial Reporting and Analysis for The Perseco Company (a packaging and logistics company). Mr. Pothast began his career at the public accounting firm of Ernst & Young.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a).2. Financial Statement Schedule. The following Financial Statement
            Schedule is filed with this Annual Report on Form 10-K on the page indicated:

           Description                                    Page
           ---------------------------------------------------
    II.    Valuation and Qualifying Accounts                48

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

   (10.5)  Amended and Restated Credit Agreement dated September 15, 1999 among the Company, Akorn (New Jersey),
           Inc. and The Northern Trust Company (the "Credit Agreement"), incorporated by reference to Exhibit 10.5 to the Company's report on Form 10-K for the fiscal year ended December 31, 1999.
   (10.6)  Amendment No. 1 to the Credit Agreement dated December 28, 1999, incorporated by reference to Exhibit
           10.6 to the Company's report on Form 10-K for the fiscal year ended December 31, 1999.
   (10.7)  Amendment No. 2 to the Credit Agreement dated February 15, 2001, incorporated by reference to Exhibit
           10.1 to the Company's report on Form 8-K filed on April 17, 2001.
   (10.8)  Amendment No. 3 to the Credit Agreement dated April 16, 2001, incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on April 17, 2001.
   (10.9)  Promissory Note among the Company, Akorn (New Jersey), Inc. and The Northern Trust Company dated April
           16, 2001, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on April
           17, 2001.
  (10.10)  Letter of Commitment to the Company from John. N. Kapoor, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on April 17, 2001.
  (10.11)  Promissory Note among the Company, Akorn (New Jersey), Inc. and The Northern Trust Company dated April
           16, 2001, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on April
           17, 2001.
  (10.12)  Convertible Bridge Loan and Warrant Agreement dated as of July 12, 2001, by and between Akorn, Inc. and the John N. Kapoor Trust dtd. 9/20/89, incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on July 26, 2001.
  (10.13)  The Tranche A Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit
           10.2 to the Company's report on Form 8-K filed on July 26, 2001.
  (10.14)  The Tranche B Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit
           10.3 to the Company's report on Form 8-K filed on July 26, 2001.
  (10.15)  Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and the John N. Kapoor
           Trust dtd. 9/20/89, incorporated by reference to Exhibit 10.4 to the Company's report on Form 8-K filed on July 26, 2001.
  (10.16)  Forbearance Agreement by and among Akorn, Inc., Akorn (New Jersey), Inc. and The Northern Trust
           Company, dated as of July 12, 2001, incorporated by reference to Exhibit 10.5 to the Company's report on Form 8-K filed on July 26, 2001.
  (10.17)  *Promissory Note among the Company, Akorn (New Jersey), Inc. and NeoPharm, Inc. dated December 20,
           2001.
  (10.18)  *Processing Agreement dated December 20, 2001, by and between Akorn, Inc. and NeoPharm, Inc.
  (10.19)  *Subordination, Standby and Intercreditor Agreement dated December 20, 2001, by and between NeoPharm,
           Inc. and The Northern Trust Company.
  (10.20)  *Subordination and Intercreditor Agreement dated December 20, 2001, by and between NeoPharm, Inc. and the John N. Kapoor trust dtd. 9/20/89.
  (10.21)  *Waiver Letter dated December 20, 2001 by and between the Company, Akorn (New Jersey), Inc. and The
           Northern Trust Company.
  (10.22)  *Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc.
   (21.1)  *Subsidiaries of the Company.
      (b)  Reports on Form 8-K.

     There was no Form 8-K filed during the fourth quarter of 2001.

                                  AKORN, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              ADDITIONS
                                               BALANCE AT    CHARGED TO                      BALANCE
                                               BEGINNING      COSTS AND                       AT END
                DESCRIPTION                    OF PERIOD      EXPENSES       DEDUCTIONS     OF PERIOD
                -----------                    ----------    ----------      ----------     ---------
Allowance for doubtful accounts
  1999.....................................    $  425,000    $   161,000    $   (360,000)   $  226,000
  2000.....................................       226,000        607,000         (32,000)      801,000
  2001.....................................       801,000     12,000,000      (9,095,000)    3,706,000
Allowance for returns
  1999.....................................    $       --    $   205,000    $   (205,000)   $       --
  2000.....................................            --      1,159,000        (927,000)      232,000
  2001.....................................       232,000      4,103,000      (3,787,000)      548,000
Allowance for discounts and allowances
  1999.....................................    $       --    $        --    $         --    $       --
  2000.....................................            --             --              --            --
  2001.....................................            --        886,000        (743,000)      143,000
Allowance for chargebacks and rebates
  1999.....................................    $1,549,000    $23,793,000    $(22,168,000)   $3,174,000
  2000.....................................     3,174,000     29,558,000     (29,436,000)    3,296,000
  2001.....................................     3,296,000     28,655,000     (27,761,000)    4,190,000
Allowance for inventory obsolescence
  1999.....................................    $  572,000    $   611,000    $ (1,049,000)   $  134,000
  2000.....................................       134,000      3,983,000        (946,000)    3,171,000
  2001.....................................     3,171,000      1,830,000      (3,156,000)    1,845,000

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

Date: April 16, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

                                               Chief Executive Officer and Director    April 16, 2002
---------------------------------------------  (Principal Executive Officer)
            John N. Kapoor, Ph.D.

                                               President, Chief Operating Officer and  April 16, 2002
---------------------------------------------  Director
               Antonio R. Pera

                                               Chief Financial Officer                 April 16, 2002
---------------------------------------------  (Principal Financial Officer and
               Ben J. Pothast                  Principal Accounting Officer)

                                               Director                                April 16, 2002
---------------------------------------------
               Jerry N. Ellis

                                               Director                                April 16, 2002
---------------------------------------------
            Daniel E. Bruhl, M.D.

                                               Director                                April 16, 2002
---------------------------------------------
                Doyle S. Gaw