Form 10-K/A
period 2001-12-31
AKORN INC
filed 2002-04-30
CIK 3116

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                                  FORM 10-K/A

[X] AMENDMENT 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     We are filing this Annual Report on Form 10-K/A as Amendment No. 1 to our Form 10-K, filed on April 16, 2002 for the purposes of providing the information required by Items 10, 11, 12 and 13 of Part III. For the convenience of the reader, we have restated the Form 10-K in its entirety. The disclosure contained herein speaks as of the date of filing of the Form 10-K.

                          FORM 10-K TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Description of Business.....................................      3
Item 2.    Description of Properties...................................      6
Item 3.    Legal Proceedings...........................................      7
Item 4.    Submission of Matters to a Vote of Security Holders.........      8
                                    PART II
Item 5.    Market for Common Equity and Related Stockholder Matters....      9
Item 6.    Selected Consolidated Financial Data........................     10
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     10
Item 7A    Quantitative and Qualitative Disclosures about Market
           Risk........................................................     24
Item 8.    Financial Statements and Supplementary Data.................     24
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     45
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     45
Item 11.   Executive Compensation......................................     46
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     50
Item 13.   Certain Relationships and Related Transactions..............     51
                                    PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     52
           Schedule II.................................................     54
           Signatures..................................................     55

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the directors and executive officers of the Company as of March 15, 2002. Each officer serves as such at the pleasure of the Board of Directors.

NAME                              AGE                       POSITION WITH THE COMPANY
----                              ---                       -------------------------
John N. Kapoor, Ph.D. ........    58     Chief Executive Officer, Director, Chairman of the Board
Antonio R. Pera...............    44     President, Chief Operating Officer and Director
Ben J. Pothast................    40     Vice President, Chief Financial Officer, Secretary and Treasurer
Daniel E. Bruhl, M.D. ........    59     Director
Doyle S. Gaw..................    70     Director
Jerry N. Ellis................    64     Director

     Dr. Bruhl, Mr. Gaw and Mr. Ellis comprise Akorn's audit committee and Dr. Bruhl and Mr. Gaw comprise Akorn's compensation committee.

     John N. Kapoor, Ph.D. Dr. Kapoor has served as Chief Executive Officer of the Company since March 2001. Dr. Kapoor has served as Chairman of the Board of the Company since May 1995 and from December 1991 to January 1993. Dr. Kapoor also served as acting Chairman of the Board of the Company from April 1993 to May 1995 and Chief Executive Officer of the Company from May 1996 to November 1998. Dr. Kapoor serves as Chairman of the Board of Option Care, Inc. (an infusion services and supplies company) and was Chief Executive Officer of Option Care, Inc. from August 1993 to April 1996. Dr. Kapoor is the president of E.J. Financial Enterprises, Inc., (a health care consulting and investment company) and has served as Chairman of the Board of NeoPharm, Inc. (a specialty pharmaceutical company) since July 1990. Dr. Kapoor is a director of First Horizon Pharmaceutical Corporation (a distributor of pharmaceuticals) and of Introgen Therapeutics, Inc. (a gene therapy company).

     Antonia R. Pera. Mr. Pera has served as President and Chief Operating Officer of the Company since June 2001. Mr. Pera is also a director of the Company. From September 1992 to June 2001, he was Vice President and General Manager of the Bedford Laboratories Division of Ben Venue Laboratories, Inc. (a manufacturer of injectable drugs), and a subsidiary of Boehringer-Ingelheim Corporation. Mr. Pera held various positions from March 1989 through September 1992 with Anaquest (Ohmeda, Inc.) (a manufacturer of inhalation anesthetics). From July 1985 to March 1989, Mr. Pera held several positions with Lyphomed, Inc. (a parenteral products and injectable drug manufacturer) including two years as General Manager of the AccuPharma Division of that Company. Mr. Pera is also a director of Novadaq Technologies, Inc., a privately held research company.

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

     Daniel E. Bruhl, M.D. Dr. Bruhl has served as a Director of the Company since 1983. Dr. Bruhl is an ophthalmologist, President of the Surgery Center of Fort Worth and a director of Medsynergies, Inc., (private ophthalmology practice management company). Dr. Bruhl was a director of Surgical Care Affiliates (outpatient surgery center company) from 1983 to 1996, when it merged with Healthsouth Corporation.

     Doyle S. Gaw. Mr. Gaw has served as a Director of the Company since 1975. Mr. Gaw is a private investor.

     Jerry N. Ellis. Mr. Ellis has served as a Director of the Company since 2001. Mr. Ellis is an Adjunct Professor in the Department of Accounting at The University of Iowa. Mr. Ellis was a consultant to Arthur Andersen, LLP from 1994 to 2000 and a Partner at Arthur Andersen in the Dallas, Madrid and Chicago offices from 1973 to 1994. Mr. Ellis is a director of First Horizon Pharmaceutical Corporation (a distributor of pharmaceuticals).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During 2001, Mr. Pothast, an officer of the Company, failed to file timely with the Securities and Exchange Commission one Form 3 to report initial holdings. During 2001, Mr. Gaw, Dr. Bruhl, Dr. Kapoor and Mr. Ellis, all directors of the Company, failed to file timely with the Securities and Exchange Commission one Form 4 to report current transactions, as required by Section 16(a) of the Securities Exchange Act of 1934. All such transactions have been reported on amended statements or annual statements on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by the Company for services rendered during the years ended December 31, 2001, 2000 and 1999 to each person who, during 2001, served as the chief executive officer of the Company and to each other executive officer of the Company whose total annual salary and bonus for 2001 exceeded $100,000 (each a "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                         ANNUAL COMPENSATION                      SECURITIES
                         ----------------------------------------------------     UNDERLYING     ALL OTHER(1)
NAME AND PRINCIPAL               TIME PERIOD              SALARY     BONUS(2)    OPTIONS/SARS    COMPENSATION
------------------       ----------------------------    --------    --------    ------------    ------------
John N. Kapoor(3)....    Year ended December 31, 2001    $  2,083         --       500,000         $     --
  Chief Executive        Year ended December 31, 2000      50,000         --         5,000               --
  Officer                Year ended December 31, 1999      47,917         --         5,000               --
Antonio R. Pera(4)...    Year ended December 31, 2001     145,176         --       500,000           11,486
  President and Chief    Year ended December 31, 2000          --         --            --               --
  Operating Officer      Year ended December 31, 1999          --         --            --               --
Floyd Benjamin(5)....    Year ended December 31, 2001     123,477         --        70,000           12,591
                         Year ended December 31, 2000     274,205         --       105,000           38,826
                         Year ended December 31, 1999     246,184    137,116       305,000           11,700
Harold Koch Jr.(6)...    Year ended December 31, 2001      56,874         --        25,000          113,203
                         Year ended December 31, 2000     158,617         --        40,000           11,600
                         Year ended December 31, 1999     147,928     36,540        10,000           11,600
Rita J.
  McConville(7)......    Year ended December 31, 2001      89,162         --        30,000           56,763
                         Year ended December 31, 2000     151,716         --        55,000            3,500
                         Year ended December 31, 1999     138,600     33,301        30,000            3,333

---------------
(1) Represents contributions to the Company's Savings and Retirement Plan, except as indicated in notes (4), (5), (6) and (7).

(2) Represents bonuses awarded for 1998 and 1999 performance paid in 1999 and 2000, except for Mr. Benjamin, whose 1998 bonus was paid partially in 1998 and partially in 1999 ($55,916). There were no executive officer bonuses awarded for 2000 or 2001.

(3) Dr. Kapoor receives $50,000 annually for his services as Chairman. Amounts due Dr. Kapoor for 2001 were not paid as agreed upon between the Company, Dr. Kapoor and the Company's senior lender.

(4) Mr. Pera became President and COO of the Company on June 4, 2001. His "Other Compensation" for 2001 includes $7,000 for auto allowance and $4,486 for Company sponsored life insurance.

(5) Mr. Benjamin served as Chief Executive Officer from May 3, 1996 to March 21, 2001. His "Other Compensation" for 2001 includes $4,000 for auto allowance, $5,539 for country club membership and $763 for spousal travel. His "Other Compensation" for 2000 and 1999 includes $9,600 auto allowance. His "Other Compensation" for 2000 includes $23,372 for country club membership and $4,104 for spousal travel. Mr. Benjamin's employment with the Company terminated May 30, 2001.

(6) Mr. Koch served as an officer of the Company from May 12, 2000 to April 13, 2001. His "Other Compensation" includes $111,177 severance in 2001, $923 auto allowance in 2001 and $7,200 auto allowance for 2000 and 1999. Mr. Koch's employment with the Company terminated April 13, 2001.

(7) Ms. McConville served as Chief Financial Officer from February 28, 1997 to March 21, 2001. Her "Other Compensation" includes $54,686 severance in 2001. Ms. McConville's employment with the Company terminated July 13, 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended December 31, 2001, including the potential realizable value over the five-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represents Akorn's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of Akorn's common stock.

                                       INDIVIDUAL GRANTS                                       POTENTIAL REALIZABLE
                                --------------------------------                                 VALUE AT ASSUMED
                                 NUMBER OF      PERCENT OF TOTAL                              ANNUAL RATES OF STOCK
                                 SECURITIES       OPTIONS/SARS      EXERCISE                  PRICE APPRECIATION FOR
                                 UNDERLYING        GRANTED TO       OR BASE                        OPTION TERM
                                OPTIONS/SARS      EMPLOYEES IN       PRICE      EXPIRATION    ----------------------
NAME                            GRANTED (#)       FISCAL YEAR        ($/SH)        DATE         5%($)       10%($)
----                            ------------    ----------------    --------    ----------    ---------    ---------
John N. Kapoor..............     500,000(1)            25%           $2.25       3/29/06      $310,817     $686,824
Antonio R. Pera.............     500,000(1)            25%            2.33        6/4/06       321,868      711,244
Floyd Benjamin..............      60,000(1)             3%            5.31        2/1/06        88,023      194,508
                                  10,000(2)            NM             1.74       5/16/06         4,807       10,623
Harold Koch Jr..............      25,000(1)             1%            5.31        2/1/06        36,676       81,045
Rita J. McConville..........      25,000(1)             1%            5.31        2/1/06        36,676       81,045
                                   5,000(2)            NM             1.74       5/16/06         2,404        5,311

---------------
NM -- Not Meaningful

(1) Issued pursuant to the Amended and Restated 1988 Incentive Compensation Program.

(2) Issued pursuant to the Amended and Restated 1988 Incentive Compensation Program as part of the Company salary reduction program.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                     NUMBER OF                VALUE OF
                                                               SECURITIES UNDERLYING        UNEXERCISED
                                                                    UNEXERCISED             IN-THE-MONEY
                                                                   OPTIONS/SARS           OPTIONS/SARS AT
                                                                   AT FY-END(#)             FY-END($)(1)
                                   SHARES                      ---------------------      ---------------
                                 ACQUIRED ON       VALUE           EXERCISABLE/             EXERCISABLE/
NAME                             EXERCISE(#)    REALIZED($)        UNEXERCISABLE           UNEXERCISABLE
----                             -----------    -----------    ---------------------    --------------------
John N. Kapoor.................        --             --          263,438/375,000         475,698/843,750
Antonio R. Pera................        --             --          125,000/375,000         291,250/873,750
Floyd Benjamin.................        --             --          430,000/175,000           126,600/8,700
Harold Koch Jr.................        --             --            37,500/40,000               21,875/--
Rita J. McConville (2).........    45,000         49,790                86,250/--                   --/--

---------------
(1) Value of Unexercised in-the-Money options calculated using the 12/31/01 closing price of $4.00.

(2) Ms. McConville's exercises were executed after termination of her employment with the Company.

EMPLOYMENT AGREEMENTS

     In May 1996 the Company entered into an employment agreement with Mr. Benjamin pursuant to which Mr. Benjamin agreed to serve as Executive Vice President of the Company and President of Taylor Pharmaceuticals Inc. (a subsidiary of the Company) for an annual salary of $200,000, increased annually at the discretion of the Board of Directors, plus bonuses determined by a formula stated in the agreement. The agreement terminated January 1, 1999 upon Mr. Benjamin's appointment as President and CEO of Akorn, Inc.

     In May 2001 the Company entered into an employment agreement with Mr. Pera pursuant to which Mr. Pera serves as President and Chief Operating Officer of the Company. The employment agreement provides for an annual salary of $260,000, increased annually at the discretion of the Board of Directors, plus bonuses determined by a formula stated in the agreement. In addition, the employment agreement contains restrictive covenants concerning the use of confidential information, non-competition and non-solicitation of the Company's employees, both during the term of and after termination of Mr. Pera's employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS

     Dr. Bruhl and Mr. Gaw, who currently comprise the Compensation Committee, are each independent, non-employee directors of the Company. No executive officer of the Company served as a director or member of the compensation committee of (i) another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 2001.

COMPENSATION OF DIRECTORS

     For services as Chairman of the Board and as a consultant to the Company, Dr. Kapoor receives a fee of $50,000 per year. Each other director who is not a salaried officer or consultant of the Company receives a fee for his services as a director of $1,000 per regular meeting of the Board of Directors, $500 per telephone meeting and $500 per committee meeting, plus reimbursement of his expenses related to those services.

     All directors of the Company participate in the Company's Stock Option Plan for Directors, pursuant to which each director of the Company is granted an option to acquire 5,000 shares of Company common stock on the day after each annual meeting of shareholders at which he is elected to serve as a director. Any director appointed between annual meetings is entitled to receive a pro rata portion of an option to acquire

5,000 shares. The Compensation Committee may, in its sole discretion, grant an option to purchase up to 100,000 shares to a person who is not already a director and who becomes a director at any time; no member of the Compensation Committee is eligible to be granted such an option and any director who has been granted such an option is not permitted to serve on the Compensation Committee for one year after such grant. Options granted under the plan vest immediately and expire five years from the date of grant. Upon joining the Board in 2001, Mr. Ellis was granted an option under the plan for 20,000 shares. The option exercise price for all options granted under the plan is the fair market value of the shares covered by the option at the time of the grant.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors reviews, analyzes and makes recommendations related to compensation packages for the Company's executive officers, evaluates the performance of the Chief Executive Officer and the Chief Operating Officer and administers the grant of stock options under the Company's Incentive Compensation Program.

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

  Salary

     Mr. Pera's salary for 2001 was fixed in his employment agreement. Mr. Benjamin's salary for the years ended December 31, 2000 and 1999 and the salary of Ms. McConville for the year ended December 31, 1999 were determined after considering the executive compensation policies noted above, the impact the executive has on the Company, the skills and experience the executive brings to the job, competition in the marketplace for those skills and the potential of the executive in the job. Ms. McConville's salary for 2000 and 2001 and Mr. Koch's salary for 1999, 2000 and 2001 was determined by the Chief Executive Officer. Mr. Benjamin's salary through 1998 was fixed in his employment agreement.

  Incentive Bonus

     Annual incentive compensation for executive officers during 2001, 2000 and 1999 was based on corporate earnings objectives as well as position-specific performance objectives. Mr. Pera's employment agreement specified the formula under which he was to be awarded incentive bonuses. Mr. Benjamin's employment agreement also specified the formula under which he was to be awarded incentive bonuses. Under those criteria, Mr. Benjamin did earn a bonus for 1998. Mr. Benjamin's 1998 bonus was paid partially in 1998 and partially in 1999. The bonuses awarded to Ms. McConville and Mr. Koch, as noted in the compensation table for 1998 and 1999, and to Mr. Benjamin for 1999, were paid in 1999 and 2000, respectively. There were no performance bonuses granted to executive officers for 2000 or 2001.

  Stock Options

     The Committee's practice with respect to stock options has been to grant options based upon the attainment of Company performance goals and to vest options based on the passage of time. The option grants noted in the compensation tables include grants upon initial employment and annual grants as well as grants issued under the Stock Option Plan for Directors to those named executive officers that are also directors.

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

        Daniel E. Bruhl,M.D.
        Doyle S. Gaw

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 15, 2002, the following persons were directors, nominees, Named Executive Officers (as defined in "Executive Compensation" above), or others with beneficial ownership of five percent or more of the Company's common stock.. The information set forth below has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished to the Company or to the Securities and Exchange Commission by the persons listed. Unless otherwise noted the address of each of the following persons is 2500 Millbrook Drive, Buffalo Grove, Illinois 60089.

                                                                    SHARES          PERCENT
BENEFICIAL OWNER                                              BENEFICIALLY OWNED    OF CLASS
----------------                                              ------------------    --------
DIRECTORS AND NOMINEES
John N. Kapoor, Ph.D. ......................................       8,809,227(1)      36.64%
Daniel E. Bruhl, M.D. ......................................         316,767(2)       1.62%
Doyle S. Gaw................................................         107,860(2)       0.55%
Jerry N. Ellis..............................................          20,000(2)       0.10%
Antonio R. Pera.............................................         137,500(3)       0.70%
NAMED EXECUTIVE OFFICERS(4)
Floyd Benjamin(5)...........................................         956,667(6)       4.77%
Rita J. McConville(5).......................................          95,178(7)       0.48%
Harold Koch Jr.(5)..........................................          46,341          0.24%
Directors and officers as a group (9 persons)...............      10,514,540(8)      42.33%
OTHER BENEFICIAL OWNERS
Wellington Management Company(9)............................         986,200          5.04%
Arjun C. Waney(10)..........................................       1,868,900          9.56%

---------------
 (1) Of such 8,809,227 shares, (i) 841,000 are owned directly by the John N. Kapoor Trust dated September 20, 1989 (the "Trust") of which Dr. Kapoor is the sole trustee and beneficiary, (ii) 3,395,000 are owned by EJ financial/Akorn Management, L.P. of which Dr. Kapoor is managing general partner, (iii) 25,000 are owned directly by Dr. Kapoor, (iv) 63,600 are owned by a trust, the trustee of which is Dr. Kapoor's wife and the beneficiaries of which are their children, (v) 258,438 are issuable pursuant to options granted by the Company directly to Dr. Kapoor, (vii) 1,667,000 are issuable upon conversion of warrants issued to the John N. Kapoor Trust dated September 20, 1989, (viii) 2,426,900 are issuable upon the conversion of a convertible note held by the John N. Kapoor Trust dated September 20, 1989 and (ix) 132,289 are issuable upon the conversion of interest related to the convertible note held by the John N. Kapoor Trust dated September 20, 1989.

 (2) The reported shares include options to purchase shares. The shares reported for Directors Bruhl, Gaw and Ellis include options to purchase 20,000, 20,000 and 20,000 shares, respectively. In addition, Dr. Bruhl's retirement plan holds 64,266 of the listed shares.

 (3) The shares reported include options to purchase 137,500 shares. Under the terms of the Employment Agreement executed by and between Mr. Pera and the Company, Mr. Pera received non-qualified stock options under the Company's Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program to purchase 500,000 shares of the Company's common stock. These stock options vest in four equal increments of 125,000 shares beginning at June 4, 2001.

 (4) Dr. Kapoor and Mr. Pera are also Named Executive Officers of the Company, and information regarding their beneficial ownership is included in this table under the section, "Directors and Nominees."

 (5) Information reported for Mr. Benjamin, Ms. McConville and Mr. Koch is based on most recently reported information prior to their respective departures from the Company.

 (6) Mr. Benjamin's shares are held by a trust of which Mr. Benjamin and his wife are trustees and their child is the beneficiary. Includes 490,000 shares issuable pursuant to options granted by the Company directly to Mr. Benjamin.

 (7) The shares reported for Ms. McConville include options to purchase 86,250 shares.

 (8) Of such 10,514,540 shares, 5,283,377 are not presently outstanding, but are issuable pursuant to option rights described in the preceding footnotes.

 (9) The address of Wellington Management Company is 75 State Street, Boston, MA 02109.

(10) Of such 1,868,900 shares, (i) 439,900 are owned by Argent Fund Management Ltd., a United Kingdom corporation having a mailing address of 67 Cheval Place, London SW7 1HP, U.K. (Argent") for which Mr. Waney serves as Chairman and Managing Director and of which 51% is owned by Mr. Waney, (ii) 608,400 are owned by First Winchester Investments Ltd., a British Virgin Islands corporation having a mailing address of 8 Church Street, St. Helier, Jersey JE4 0SG, Channel Islands, which operates as an equity fund for investors unrelated to Mr. Waney and whose investments are directed by Argent, (iii) 495,000 are owned by Mr. Waney through certain Individual Retirement Accounts maintained in the United States, and (iv) 325,600 are owned directly by Mr. Waney and his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 21, 2001, in consideration of Dr. John N. Kapoor assuming the positions of President and interim CEO of the Company, the Compensation Committee of the Board of Directors agreed to issue Dr. Kapoor 500,000 options under the Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program in lieu of cash compensation.

     On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current CEO and Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13) and $2,000,000 ("Tranche B" which was received on August 16). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt.

     Under the terms of the Trust Agreement, the subordinated debt will bear interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest will not be paid to the Trust, but will instead accrue as required by the terms of a subordination agreement which was entered into between the Trust and the Company's senior lenders. The convertible feature of the Trust Agreement allows for conversion of the subordinated debt, and interest on Tranche B, into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B and the interest on Tranche B.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund Akorn's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the promissory note, dated December 20, 2001, evidencing the loan (the Promissory Note") interest will accrue at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006.

The note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. In consideration for the loan, under a separate manufacturing agreement between the Company and NeoPharm, the Company, upon completion of the lyophilization facility, agrees to provide NeoPharm with access to at least 15% of the facilities' capacity at discounted pricing. The Promissory Note is subordinated to Akorn's senior debt owed to The Northern Trust Company but is senior to Akorn's subordinated debt owed to the Trust. Dr. John N. Kapoor, the Company's chairman and chief executive officer is also chairman of NeoPharm and holds a substantial stock position in that company as well as in the Company.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a).2. Financial Statement Schedule. The following Financial Statement
            Schedule is filed with this Annual Report on Form 10-K on the page indicated:

                            Description                   Page
                            -----------                   ----

    II.    Valuation and Qualifying Accounts               48

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

Date: April 30, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

                                               Chief Executive Officer and Director    April 30, 2002
---------------------------------------------  (Principal Executive Officer)
            John N. Kapoor, Ph.D.

                                               President, Chief Operating Officer and  April 30, 2002
---------------------------------------------  Director
               Antonio R. Pera

                                               Chief Financial Officer                 April 30, 2002
---------------------------------------------  (Principal Financial Officer and
               Ben J. Pothast                  Principal Accounting Officer)

                                               Director                                April 30, 2002
---------------------------------------------
               Jerry N. Ellis

                                               Director                                April 30, 2002
---------------------------------------------
            Daniel E. Bruhl, M.D.

                                               Director                                April 30, 2002
---------------------------------------------
                Doyle S. Gaw