Form 10-Q
period 2002-03-31
AKORN INC
filed 2002-05-20
CIK 3116

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO

                              --------------------

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

                              --------------------


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The financial statements included in this Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01(d) of Regulation S-X. See Part I - Financial Information.

         At April 30, 2002 there were 19,568,573 shares of common stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                                                                                  PAGE
                                                                                  ----
Condensed Consolidated Balance Sheets -
   March 31, 2002 and December 31, 2001.........................................     3

Condensed Consolidated Statements of Operations -
   Three months ended March 31, 2002 and 2001...................................     4

Condensed Consolidated Statements of Cash Flows -
   Three months ended March 31, 2002 and 2001...................................     5

Notes to Condensed Consolidated Financial Statements............................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...............................................    11


                           PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings..................................................    13

ITEM 2.      Changes in Securities and Use of Proceeds..........................    14

ITEM 3.      Default Upon Senior Securities.....................................    14

ITEM 4.      Submission of Matters to a Vote of Security Holders................    14

ITEM 5.      Other Information..................................................    14

ITEM 6.      Exhibits and Reports on Form 8-K...................................    15

                          PART I. FINANCIAL INFORMATION

The SEC has informed the Company of a proposed enforcement action (See Part II
Item 1. "Legal Proceedings"), which alleges that the Company's accounts receivable were overstated as of December 31, 2000. If an enforcement action is ultimately brought to bear, it is possible that the Company would have to restate its 2000 and 2001 financial statements. Because of this uncertainty, Deloitte & Touche LLP, the Company's auditors, has been unwilling to give an opinion on the Company's consolidated financial statements and notes thereto for December 31, 2001 and 2000 and the years then ended or to review the Company's interim financial statements for the period ended March 31, 2002 until this matter is resolved. As a result, the financial statements and notes thereto included in the Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01(d) of Regulation S-X. However, management believes that, subject to resolution of the above-mentioned matter, the unaudited consolidated financial statements and notes to consolidated financial statements included herewith contain all the information and necessary adjustments for a fair presentation of these financial statements and footnotes. Because the proposed enforcement action relates to matters in a prior fiscal year, it is not anticipated that these proceedings will have any material impact on the Company's Consolidated Balance Sheet as of March 31, 2002 or on the Company's future operating results.

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)



                                                                    MARCH 31,      DECEMBER 31,
                                                                       2002            2001
                                                                   -----------     ------------
                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents ................................   $  4,908         $  5,355
       Trade accounts receivable (less allowance
           for uncollectibles of $3,291 and $3,706) .............      5,389            5,902
       Inventory ................................................      9,348            8,135
       Deferred income taxes ....................................      2,069            2,069
       Income taxes recoverable .................................      6,516            6,540
       Prepaid expenses and other assets ........................        731              579
                                                                    --------         --------
           TOTAL CURRENT ASSETS .................................     28,961           28,580
OTHER ASSETS
       Intangibles, net .........................................     17,452           18,485
       Investment in Novadaq Technologies Inc. ..................      6,040             --
       Deferred income taxes ....................................      3,648            3,765
       Other ....................................................        113              113
                                                                    --------         --------
           TOTAL OTHER ASSETS ...................................     27,253           22,363
PROPERTY, PLANT AND EQUIPMENT, NET ..............................     33,781           33,518
                                                                    --------         --------

           TOTAL ASSETS .........................................   $ 89,995         $ 84,461
                                                                    ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Current installments of long-term debt ...................   $ 45,077         $ 45,072
       Trade accounts payable ...................................      4,625            3,035
       Accrued compensation .....................................        605              760
       Accrued expenses and other liabilities ...................      2,312            4,070
                                                                    --------         --------
           TOTAL CURRENT LIABILITIES ............................     52,619           52,937
LONG-TERM DEBT ..................................................      8,855            8,861
DEFERRED REVENUE ................................................      5,350             --
OTHER LONG-TERM LIABILITIES .....................................        318              205
                                                                    --------         --------
           TOTAL LIABILITIES ....................................     67,142           62,003
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
       Common stock .............................................     25,088           24,884
       Retained earnings ........................................     (2,235)          (2,426)
                                                                    --------         --------
           TOTAL SHAREHOLDERS' EQUITY ...........................     22,853           22,458
                                                                    --------         --------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 89,995         $ 84,461
                                                                    ========         ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     --------------------
                                                       2002        2001
                                                     --------    --------
Net sales ........................................   $ 13,593    $  6,076
Cost of sales ....................................      7,094      11,859
                                                     --------    --------
       GROSS PROFIT/(LOSS) .......................      6,499      (5,783)

Selling, general and administrative expenses .....      4,605      12,831
Amortization of intangibles ......................        343         357
Research and development .........................        420       1,157
                                                     --------    --------
       TOTAL OPERATING EXPENSES ..................      5,368      14,345
                                                     --------    --------

       OPERATING INCOME/(LOSS) ...................      1,131     (20,128)

Interest expense .................................       (823)       (715)
Interest and other income, net ...................       --           (85)
                                                     --------    --------
       INTEREST EXPENSE AND OTHER ................       (823)       (800)
                                                     --------    --------

       INCOME/(LOSS) BEFORE INCOME TAXES .........        308     (20,928)

Income tax expense/(benefit) .....................        117      (7,951)

       NET INCOME/(LOSS) .........................   $    191    $(12,977)
                                                     ========    ========


NET INCOME/(LOSS) PER SHARE
       BASIC .....................................   $   0.01    $  (0.67)
                                                     ========    ========
       DILUTED ...................................   $   0.01    $  (0.67)
                                                     ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
       BASIC .....................................     19,524      19,271
                                                     ========    ========
       DILUTED ...................................     21,791      19,271
                                                     ========    ========



See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------
OPERATING ACTIVITIES
Net income/(loss) .......................................   $    191    $(12,977)
Adjustments to reconcile net income/(loss) to net
       cash provided by operating activities:
       Depreciation and amortization ....................      1,053       1,010
       Deferred income taxes ............................        117        --
       Writedown of long-lived assets ...................       --         1,307
       Amortization of bond discount ....................         65        --
       Changes in operating assets and liabilities ......     (1,037)     11,966
                                                            --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............        389       1,306

INVESTING ACTIVITIES
Purchases of property, plant and equipment ..............       (974)     (1,229)
                                                            --------    --------
NET CASH USED IN INVESTING ACTIVITIES ...................       (974)     (1,229)

FINANCING ACTIVITIES
Repayment of long-term debt .............................        (66)       (961)
Increased borrowings under bank credit agreement ........       --         1,300
Proceeds from exercise of stock options .................        204         199
                                                            --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............        138         538

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ........       (447)        615

Cash and cash equivalents at beginning of period ........      5,355         807
                                                            --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $  4,908    $  1,422
                                                            ========    ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary (the Company). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

NOTE B - INVENTORY

         The components of inventory are as follows (in thousands):


                                      MARCH 31, 2002      DECEMBER 31, 2001
                                      --------------      -----------------

Finished goods.......................  $      2,728         $     2,906
Work in process......................         1,728               1,082
Raw materials and supplies...........         4,892               4,147
                                       ------------         -----------
                                       $      9,348         $     8,135
                                       ============         ===========

         Inventory at March 31, 2002 and December 31, 2001 is reported net of reserves for slow-moving, unsalable and obsolete items of $1,739,000 and $1,845,000, respectively, primarily related to finished goods.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):


                                            MARCH 31, 2002   DECEMBER 31, 2001
                                            --------------   -----------------

Land.....................................   $        396       $       396
Buildings and leasehold improvements ....          8,218             8,208
Furniture and equipment .................         25,781            25,724
Automobiles .............................             55                55
                                            ------------       -----------
                                                  34,450            34,383
Accumulated depreciation ................        (17,151)          (16,440)
                                            ------------       -----------
                                                  17,299            17,943
Construction in progress ................         16,482            15,575
                                            ------------       -----------
                                            $     33,781       $    33,518
                                            ============       ===========

         Construction in progress primarily represents capital expenditures related to the Company's freeze-drying project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)


NOTE D - INDUSTRY SEGMENT INFORMATION

         During the third quarter of 2001, the Company changed how it evaluates its operations. The Company now classifies its operations into three business segments. Previously, the Company evaluated its business as two segments, ophthalmic and injectable. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. The contract services segment provides manufacturing services to unaffiliated companies in the ophthalmic and injectable markets. Selected financial information by industry segment is presented below (in thousands). Prior period information has been restated to reflect the change in segments.

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -------------------
                                                       2002       2001
                                                     --------   --------
REVENUES
Ophthalmic .......................................   $  6,893   $     65
Injectable .......................................      3,830      2,770
Contract Services ................................      2,870      3,241
                                                     --------   --------

     Total revenues ..............................   $ 13,593   $  6,076
                                                     ========   ========

GROSS PROFIT
Ophthalmic .......................................   $  3,771   $ (5,595)
Injectable .......................................      1,876       (289)
Contract Services ................................        852        101
                                                     --------   --------
     Total gross profit ..........................      6,499     (5,783)
Operating expenses ...............................      5,368     14,345
                                                     --------   --------
     Total operating income (loss) ...............      1,131     (5,783)
Interest and other income (expense), net .........        823        800
                                                     --------   --------
     Income (loss) before income taxes ...........   $    308   $(20,928)
                                                     ========   ========


NOTE E - DISCONTINUED PRODUCT

         In May 2001, the Company decided to no longer sell one of its products due to uncertainty of product availability from a third-party manufacturer, rising manufacturing costs and delays in obtaining FDA approval to manufacture the product in-house. The Company recorded an asset impairment charge of $1,168,000 related to manufacturing equipment specific to the product and an asset impairment charge of $139,000 related to the remaining balance of the product acquisition intangible asset during the first quarter of 2001.

NOTE F - CHANGE IN ACCOUNTING ESTIMATES

         In May 2001, the Company completed an analysis of its March 31, 2001 allowance for chargebacks and rebates and determined that an increase from the allowance of $3,296,000 at December 31, 2000 was necessary. In performing such analysis, the Company utilized recently obtained reports of wholesaler's inventory information, which had not been previously obtained or utilized. Based on the wholesaler's March 31, 2001 inventories and historical chargeback and rebate activity, the Company recorded an allowance of $6,961,000, which resulted in an expense of $12,000,000 for the three months ended March 31, 2001. The expense for the three months March 31, 2002 was $3,815,000.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--(CONTINUED)



         Based on the wholesaler's inventory information, the Company also increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2000. The expense for the three months ended March 31, 2001 was $2,559,000. The expense for the three months March 31, 2002 was $445,000.

         Based upon its unsuccessful efforts to collect past due balances, the Company updated its analysis of potentially uncollectible accounts receivable balances and increased the allowance to $8,321,000 at March 31, 2001 from $801,000 at December 31, 2000. The expense for the three months ended March 31, 2001 was $7,520,000.

         Based on sales trends and forecasted sales activity by product, the Company increased its reserve for slow-moving, unsaleable and obsolete inventory items to $4,583,000 at March 31, 2001 from $3,171,000 at December 31, 2000. The expense for the three months ended March 31, 2001 was $1,500,000. The expense for the three months March 31, 2002 was $250,000.


NOTE G - LEGAL PROCEEDINGS

         After the close of business on March 27, 2002, the Company received a letter informing it that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado, plans to recommend to the Commission that it bring an enforcement action for injunctive relief against the Company. The proposed enforcement action concerns the Company's alleged misstatement, in quarterly and annual Securities and Exchange Commission filings and earnings press releases, of its income for fiscal year 2000 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balances. The Company has also learned that certain of its former officers and current employee have received similar notifications. The Company disagrees with the staffs proposed recommendation and allegations and has submitted its views as to why an enforcement should not be brought. Because the proposed enforcement action relates to matters in a prior fiscal year, it is not anticipated to have a material impact on the Company's Consolidated Balance Sheet as of December 31, 2001 or on the Company's 2002 or future results.

         The Company is party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHE/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute has risen between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL has challenged the Company's performance under the License Agreement. The Company denies JHU/APL's allegations and contends that it has performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for Northern Illinois, seeking declaratory and other relief against JHU/APL. Subsequently, the Company and JHU/APL agreed, through counsel, to attempt to negotiate a resolution to the present dispute. If negotiations prove unsuccessful, the Company and JHU/APL will seek to mediate the dispute. Failing that, the litigation would proceed forward. The Company and JHU/APL are currently in negotiations to resolve this dispute. The Company has an intangible asset valued at $2,084,500 recorded as a result of the License Agreement, as amended. Unsuccessful resolution of the dispute could result in a revaluation of this intangible asset.

         On March 6, 2002, the Company received a letter for the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970 and regulations promulgated under the Act. The Company is cooperating fully with the government and anticipates that any action under this matter will not have a material impact on the its financial statements.

         On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2002. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescence angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") has requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq has asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which are estimated to cost approximately $4,400,000. Alternatively, Novadaq seeks a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq seeks unspecified damages as a result of any failure or delay on Akorn's part in performing its alleged obligations under the Agreement. In its response, Akorn denied Novadaq's allegation and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio R. Pera, Akorn's President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings.

The Company is party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

NOTE H - FINANCIAL ARRANGEMENTS

On July 12, 2001, the Company entered into a Forbearance Agreement with its senior lenders under which the lenders agreed to forbear from taking action against Company to enforce their rights under the currently existing Amended and Restated Credit Agreement until January 1, 2002. The Company has received three extensions to the Forbearance Agreement to February 1, 2002, March 1, 2002 and March 15, 2002, respectively.

On April 12, 2002, in lieu of further extending the Forbearance Agreement, the Company entered into an amendment to the Credit Agreement (the "Amendment"), effective as of January 1, 2002. The Amendment included, among other things, extension of the term of the agreement, establishment of a payment schedule and the amendment and addition of certain covenants. The new covenants include minimum level of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the credit agreement would become immediately due and payable. The conditions include: (a) filing of an action by the FDA which results in partial or total suspension of production or shipment of products,
(b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, with respect to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company, after January 1, 2002 in an aggregate amount greater that $250,000, (e) a cessation in public trading of Akorn stock other than a cessation of trading generally in the United States securities markets, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to have an engagement letter in effect at any time after June 15, 2002 or (i) at any time after April 12, 2002, experience any material adverse action taken by the FDA, the SEC, the DEA or any other Governmental Authority based on an alleged failure to comply with laws or regulations. Management believes it will be able to comply with the covenants during 2002. In the event the Company is not in compliance with the covenants during 2002, and does not negotiate amended covenants or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it. The Amendment requires a minimum payment of $5.6 million from the estimated tax refund, which amount was paid on May 8, 2002 (See Note K). The balance of $39.2 million is due June 30, 2002. The Company is also obligated to remit any additional tax refund received above the estimated $5.6 million. The current credit facility matures on June 30, 2002.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of -interests method for business combinations initiated after June 30, 2001. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangibles will cease upon the required adoption of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operation.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses the accounting and reporting for the impairment and disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operation.

NOTE J - NON-CASH TRANSACTIONS

As part of a previously discussed settlement between the Company and Novadaq Technologies, Inc., ("Novadaq"), the Company received an equity ownership in Novadaq. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has revalued the intangible to zero, recorded an investment in Novadaq of $6,040,000 and recorded deferred revenue of $5,350,000. The investment in Novadaq was valued at $1.51 per share, the price of a recently completed equity offering by Novadaq. The deferred revenue reflects the value of the exclusive supply agreement for indocyanine green ("ICG") entered into between Novadaq and the Company as part of the settlement.

NOTE K - SUBSEQUENT EVENT

On April 19, 2002, the Company received a Nasdaq Staff Determination advising the Company that, as a result of the Company's inability to include audited financial statements in its Report on Form 10-K as filed with the Commission on April 16, 2002, the Company was in violation of Nasdaq's report filing requirements for continued listing on the Nasdaq National Market. On May 16, 2002, the Company participated in a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination that the Company should be delisted. The Nasdaq Listing Qualification Panel requested additional information before making a decision on the Company's continued listing. The Company will provide this information as soon as practical. There can be no assurances that the Panel will grant the Company's request for continued listing on the Nasdaq National market.

On May 8, 2002, the Company used the proceeds of its federal income tax refund to pay down its senior debt by $5.6 million. This payment reduces the outstanding balance of the senior debt to $39.2 million from $44.8 million.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO 2001

         The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                   2002              2001
                                                ------------     -----------
                                                       (IN THOUSANDS)

Ophthalmic segment........................      $      6,893     $        65
Injectable segment........................             3,830           2,770
Contract Services segment.................             2,870           3,241
                                                ------------     -----------
Total net sales...........................      $     13,593     $     6,076
                                                ============     ===========

         Consolidated net sales increased 124% in the quarter ended March 31, 2002 compared to the same period in 2001 due to fact that the net sales for the first quarter 2001 were negatively impacted by several non-recurring charges related to chargebacks, rebates and returned goods (See Note F to the Consolidated Financial Statements). The allowance for chargebacks, rebates and returned goods are recorded as reductions to gross sales in computing net sales. Excluding these non-recurring charges, consolidated net sales for the first quarter of 2002 decreased by $1,193,000 or 8.1%. This decrease is mainly concentrated in the injectable line of business as anticipated due to abnormally high injectable sales in the first quarter of 2001 due to a product shortage, which did not reoccur in the first quarter of 2002. Ophthalmic segment sales increased primarily due to the non-recurring charges noted above as well as strong angiography and ointment product sales. Contract Services sales decreased by 11.4% due mainly to customer inventory issues as the Company has not lost any major customer's business.

         Consolidated gross margin was $6,499,000 or 47.8% for the 2002 first quarter as compared to a gross margin loss of $5,783,000 in the same period a year ago. Excluding the non-recurring charges discussed above, the first quarter 2001 gross margin was $4,457,000 or 30.1%. The significant improvement in gross margin in the first quarter of 2002 was driven by the Company's continued focus on manufacturing costs, operational efficiencies as well as a shift in product mix to higher gross margin products in the angiography and ointment product lines.

         Selling, general and administrative (SG&A) expenses decreased 64% during the quarter ended March 31, 2002 as compared to the same period in 2001 due to non-recurring charges in 2001 for an increase to the Company's allowance for doubtful accounts as well as an asset impairment charge. Without these charges SG&A would have increased 9.6%, reflecting increased legal costs and product launch related expenses.

         Research and development (R&D) expense decreased 63.7% in the quarter, to $420,000 from $1,157,000 for the same period in 2001. The Company has scaled back its research and development activities and will continue to focus on strategic product niches in the areas of controlled substances and ophthalmics.

         Interest and other expense for the first quarter of 2002 was $823,0000, up slightly as compared to the same period in the prior year. The Company's effective tax rate for the current and prior year quarter was 38.0%. The Company reported a net income of $191,000 or $0.01 per weighted average share for the three months ended March 31, 2002, compared to a net loss of $12,977,000 or ($0.67) per weighted average share for the comparable prior year quarter. Excluding the non-recurring charges discussed above, the net loss for the first quarter of 2001 would have been $1,276,000 or ($.07) per weighted average share.

FINANCIAL CONDITION AND LIQUIDITY

         Working capital at March 31, 2002 was $(26.1) million compared to $(26.7) million at December 31, 2001. Working capital is negative primarily due to the $44.8 million in long-term debt that is due within twelve months of the balance sheet reporting date of March 31, 2002. Future working capital needs will be highly dependent upon the Company's ability to control expenses and manage its accounts receivables. Management believes that existing cash and cash flow from operations will be sufficient to meet the cash needs of the business for the immediate future, but that additional financing will be needed to refund the current bank debt. If available funds and cash generated from operations are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guaranties that such financing will be available or available on acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The Company will need to refinance or extend the maturity of the bank credit agreement as it does not anticipate sufficient cash to make the June 30, 2002 scheduled payment.

         For the quarter ended March 31, 2002, the Company provided $389,000 in cash from operations to finance its working capital requirements, primarily from a decrease in accounts receivable balances. Investing activities, which primarily relate to purchase of equipment and in progress construction, required $974,000 in cash. Investment activities provided $138,000 in cash, primarily due to the exercise of stock options.

FORWARD LOOKING STATEMENTS

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

After the close of business on March 27, 2002, the Company received a letter informing it that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado, plans to recommend to the Commission that it bring an enforcement action for injunctive relief against the Company. The proposed enforcement action concerns the Company's alleged misstatement, in quarterly and annual Securities and Exchange Commission filings and earnings press releases, of its income for fiscal year 2000 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balances. The Company has also learned that certain of its former officers and current employee have received similar notifications. The Company disagrees with the staffs proposed recommendation and allegations and has submitted its views as to why an enforcement should not be brought. Because the proposed enforcement action relates to matters in a prior fiscal year, it is not anticipated to have a material impact on the Company's Consolidated Balance Sheet as of December 31, 2001 or on the Company's 2002 or future results.

         The Company is party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHE/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute has risen between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL has challenged the Company's performance under the License Agreement. The Company denies JHU/APL's allegations and contends that it has performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for Northern Illinois, seeking declaratory and other relief against JHU/APL. Subsequently, the Company and JHU/APL agreed, through counsel, to attempt to negotiate a resolution to the present dispute. If negotiations prove unsuccessful, the Company and JHU/APL will seek to mediate the dispute. Failing that, the litigation would proceed forward. The Company and JHU/APL are currently in negotiations to resolve this dispute. The Company has an intangible asset valued at $2,084,500 recorded as a result of the License Agreement, as amended. Unsuccessful resolution of the dispute could result in a revaluation of this intangible asset.

         On March 6, 2002, the Company received a letter for the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970 and regulations promulgated under the Act. The Company is cooperating fully with the government and anticipates that any action under this matter will not have a material impact on the its financial statements.

         On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2002. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescence angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") has requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq has asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which are estimated to cost approximately $4,400,000. Alternatively, Novadaq seeks a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq seeks unspecified damages as a result of any failure or delay on Akorn's part in performing its alleged obligations under the Agreement. In its response, Akorn denied Novadaq's allegation and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio
R. Pera, Akorn's President and Chief Operating Officer, was named to Novadaq's

Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings.

The Company is party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

Certain additional legal proceedings in which the Company is involved are described in Item 3 to the Company's Form 10-K for the year ended December 31, 2001 and in Note T to the consolidated financial statements included in that report.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5. OTHER INFORMATION

In March 2002, the Company was notified by letter that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado planned to recommend to the Commission that it bring an enforcement action for injunctive relief against the Company because of an alleged overstatement in the Company's accounts receivable as of December 31, 2000. See Item 1 - Legal Proceedings. If an enforcement action is ultimately brought to bear, it is possible that the Company would have to restate its 2000 and 2001 financial statements. Because of this uncertainty, Deloitte & Touche, LLP, the Company's auditors, were unwilling to give an opinion on the Company's consolidated financial statements and notes thereto for December 31, 2001 and 2000.

On April 19, 2002, the Company received a Nasdaq Staff Determination advising the Company that, as a result of the Company's inability to include audited financial statements in its Report on Form 10-K as filed with the Commission on April 16, 2002, the Company was in violation of Nasdaq's report filing requirements for continued listing on the Nasdaq National Market. On May 16, 2002, the Company participated in a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination that the Company should be delisted. The Nasdaq Listing Qualification Panel requested additional information before making a decision on the Company's continued listing. The Company will provide this information as soon as practical. There can be no assurances that the Panel will grant the Company's request for continued listing on the Nasdaq National market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11.1)   Computation of Earnings (Loss) per Share

         (b)      Reports on Form 8-K


         On January 17, 2002, the Company filed a report on Form 8-K for the purpose of filing a press release announcing the settlement of the Company's dispute with Novadaq Technologies, Inc.

         On January 22, 2002, the Company filed a report on Form 8-K for the purpose of reporting details surrounding its agreements with NeoPharm, Inc. relating to the financing of a portion of the costs, and use of a portion of the production capacity of the Company's lyophilization facility in Decatur, Illinois.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AKORN, INC.

                                 /s/ Ben J. Pothast
                                 ----------------------------------------------
                                     Ben J. Pothast
                           Vice President, Chief Financial Officer and Secretary (Duly Authorized and Principal Financial Officer)

Date: May 20, 2002