Form 10-Q
period 2002-06-30
AKORN INC
filed 2002-08-19
CIK 3116

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER: 0-13976

                                 --------------

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

          Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The financial statements included in this Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01(d) of Regulation S-X. See Explanatory Note on Page 2.

         At July 22, 2002 there were 19,617,467 shares of common stock, no par value, outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)                               PAGE
                                                                            ----

             Condensed Consolidated Balance Sheets -
                   June 30, 2002 and December 31, 2001...................      3

             Condensed Consolidated Statements of Income -
                   Three and six months ended June 30, 2002 and 2001.....      4

             Condensed Consolidated Statements of Cash Flows -
                   Six months ended June 30, 2002 and 2001...............      5

             Notes to Condensed Consolidated Financial Statements........      6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................     13


                           PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings............................................    17

ITEM 2.      Changes in Securities and Use of Proceeds....................    17

ITEM 3.      Default Upon Senior Securities...............................    17

ITEM 4.      Submission of Matters to a Vote of Security Holders..........    18

ITEM 5.      Other Information............................................    18

ITEM 6.      Exhibits and Reports on Form 8-K.............................    18

                                EXPLANATORY NOTE

The Securities and Exchange Commission ("SEC") has previously informed the Company of a proposed enforcement action (See Part II Item 1. "Legal Proceedings"), which alleges that the Company's accounts receivable were overstated as of December 31, 2000. On August 14, 2002, the Company reached agreement with the Office of Chief Accountant ("OCA") of the SEC to restate the Company's financial statements for the years ended 2000 and 2001. As a result, pending the restatement, the previously issued financial statements for those periods, including any interim periods within such periods, as well as the audit report covering the financial statements for the calendar years ended December 31, 2000 and 1999, should not be relied upon. Further, until such restatement is complete, the Company's auditors, Deloitte & Touche LLP, are unwilling to give an opinion on the Company's consolidated financial statements and notes thereto for December 31, 2001 and 2000 and the years then ended or to review the Company's interim financial statements for the period ended March 31, 2002 and the three and six month period ended June 30, 2002. As a result, independent public accountants have not reviewed the financial statements and notes thereto included in this Form 10-Q in accordance with Rule 10-01(d) of Regulation S-X. In addition, while the Company believes that the unaudited consolidated financial statements and notes to consolidated financial statements included herewith contain all the information and necessary adjustments for a fair presentation of these financial statements and footnotes, because of the need to restate the financial statements for 2001, the Company is unable to provide the certification required by Section 906 of the Sarbanes-Oxley Act of 2002. However, as the restatement relates to matters in prior fiscal years, it is not anticipated that the restatement will have any material impact on the Company's Consolidated Balance Sheet as of June 30, 2002 or on the Company's future operating results.

                         PART I. FINANCIAL INFORMATION

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                                   JUNE 30,    DECEMBER 31,
                                                                                     2002          2001
                                                                                     ----          ----
                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents ..............................................    $  4,900     $  5,355
       Trade accounts receivable (less allowance
           for uncollectibles of $1,292 and $3,706) ...........................       5,493        5,902
       Inventory ..............................................................      10,173        8,135
       Deferred income taxes ..................................................       2,069        2,069
       Income taxes recoverable ...............................................         666        6,540
       Prepaid expenses and other assets ......................................         748          579
                                                                                   --------     --------
           TOTAL CURRENT ASSETS ...............................................      24,049       28,580
OTHER ASSETS
       Intangibles, net .......................................................      17,097       18,485
       Investment in Novadaq Technologies Inc. ................................       6,040            -
       Deferred income taxes ..................................................       3,813        3,765
       Other ..................................................................         113          113
                                                                                   --------     --------
           TOTAL OTHER ASSETS .................................................      27,063       22,363
PROPERTY, PLANT AND EQUIPMENT, NET ............................................      34,964       33,518
                                                                                   --------     --------

           TOTAL ASSETS .......................................................    $ 86,076     $ 84,461
                                                                                   ========     ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Current installments of long-term debt .................................    $ 39,483     $ 45,072
       Trade accounts payable .................................................       5,627        3,035
       Accrued compensation ...................................................         948          760
       Accrued expenses and other liabilities .................................       2,260        4,070
                                                                                   --------     --------
           TOTAL CURRENT LIABILITIES ..........................................      48,318       52,937
LONG-TERM DEBT ................................................................       8,847        8,861
DEFERRED REVENUE ..............................................................       5,350            -
OTHER LONG-TERM LIABILITIES ...................................................         444          205
                                                                                   --------     --------
           TOTAL LIABILITIES ..................................................      62,959       62,003
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
       Common stock ...........................................................      25,127       24,884
       Retained earnings ......................................................      (2,010)      (2,426)
                                                                                   --------     --------
           TOTAL SHAREHOLDERS' EQUITY .........................................      23,117       22,458
                                                                                   --------     --------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................    $ 86,076     $ 84,461
                                                                                   ========     ========



See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                     --------               --------
                                                2002          2001         2002      2001
                                                ----          ----         ----     ----
Revenues ...................................   $ 14,445    $ 10,637    $ 28,038    $ 16,713
Cost of goods sold .........................      7,799       8,128      14,893      19,987
                                               --------    --------    --------    --------

   GROSS PROFIT (LOSS) .....................      6,646       2,509      13,145      (3,274)

Selling, general and administrative expenses      4,635      10,754       9,240      23,585
Amortization of intangibles ................        355         362         698         719
Research and development ...................        562         642         982       1,799
                                               --------    --------    --------    --------
   TOTAL OPERATING EXPENSES ................      5,552      11,758      10,920      26,103
                                               --------    --------    --------    --------

   OPERATING INCOME (LOSS) .................      1,094      (9,249)      2,225     (29,377)

Interest expense ...........................       (762)       (870)     (1,585)     (1,585)
Interest and other income (expense), net ...          -          (2)          -         (87)
                                               --------    --------    --------    --------

   INTEREST EXPENSE AND OTHER ..............       (762)       (872)     (1,585)     (1,672)
                                               --------    --------    --------    --------

   INCOME (LOSS) BEFORE INCOME TAXES .......        332     (10,121)        640     (31,049)

Income tax expense (benefit) ...............        107      (3,846)        224     (11,797)
                                               --------    --------    --------    --------

   NET INCOME (LOSS) .......................   $    225    $ (6,275)   $    416    $(19,252)
                                               ========    ========    ========    ========



NET INCOME (LOSS) PER SHARE
   - BASIC .................................   $   0.01    $  (0.33)   $   0.02    $  (1.00)
                                               ========    ========    ========    ========
   - DILUTED ...............................   $   0.01    $  (0.33)   $   0.03    $  (1.00)
                                               ========    ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
   - BASIC .................................     19,566      19,301      19,545      19,286
                                               ========    ========    ========    ========
   - DILUTED ...............................     20,054      19,301      21,016      19,286
                                               ========    ========    ========    ========


See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         2002          2001
                                                         ----          ----
OPERATING ACTIVITIES
Net income (loss) .................................    $    416     $(19,252)
Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation and amortization ..............       2,157        2,085
       Deferred income taxes ......................         (48)           -
       Writedown of long-lived assets .............           -        1,407
       Amortization of bond discount ..............         131            -
       Changes in operating assets and liabilities        5,285       17,006
                                                       --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........       7,941        1,246

INVESTING ACTIVITIES
Purchases of property, plant and equipment ........      (2,905)      (2,506)
                                                       --------     --------
NET CASH USED IN INVESTING ACTIVITIES .............      (2,905)      (2,506)

FINANCING ACTIVITIES
Repayment of long-term debt .......................      (5,734)      (1,024)
Increased borrowings under bank credit agreement ..          --        1,300
Proceeds from exercise of stock options ...........         243          268
                                                       --------     --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (5,491)         544

DECREASE IN CASH AND CASH EQUIVALENTS .............        (455)        (716)

Cash and cash equivalents at beginning of period ..       5,355          807
                                                       --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........    $  4,900     $     91
                                                       ========     ========



See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary (the "Company"). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and accordingly do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the financial statements included herein have not been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as required by the rules of the SEC, because of an on-going proposed SEC enforcement action against the Company (See Note G). On August 14, 2002, the Company reached agreement with the SEC to restate its financial statements for the calendar years ended December 31, 2000 and 2001, with the result that the previously issued financial statements for those periods, including any interim periods within such periods, as well as the audit report covering the financial statements for the calendar years ended December 31, 2000 and 1999, should not be relied upon. In the opinion of management, all adjustments, except those adjustments necessary as a result of the aforementioned restatement, (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K. At such time as the restatement is complete, and the Company's independent public accountants have delivered their audit report, the Company will file appropriate amendments to such of its annual reports on Forms 10-K and quarterly reports on Form 10-Q as are impacted by the restatement.


NOTE B - INVENTORY

         The components of inventory are as follows (in thousands):

                                           JUNE 30,      DECEMBER 31,
                                             2002           2001
                                             ----           ----

Finished goods ....................        $ 3,597        $ 2,906
Work in process ...................          1,956          1,082
Raw materials and supplies.........          4,620          4,147
                                           -------        -------
                                           $10,173        $ 8,135
                                           =======        =======

         Inventory at June 30, 2002 and December 31, 2001 is reported net of reserves for slow-moving, unsaleable and obsolete items of $1,760,000 and $1,845,000 respectively, primarily related to finished goods.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                             JUNE 30,       DECEMBER 31,
                                              2002             2001
                                              ----             ----
Land ...............................       $    396         $    396
Buildings and leasehold improvements          8,256            8,208
Furniture and equipment ............         26,694           25,724
Automobiles ........................             55               55
                                           --------         --------
                                             35,401           34,383
Accumulated depreciation ...........        (17,900)         (16,440)
                                           --------         --------
                                             17,501           17,943
Construction in progress ...........         17,463           15,575
                                           --------         --------
                                           $ 34,964         $ 33,518
                                           ========         ========

         Construction in progress primarily represents capital expenditures related to the Company's freeze-drying project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor.

NOTE D - INDUSTRY SEGMENT INFORMATION

         During the third quarter of 2001, the Company changed how it evaluates its operations. The Company now classifies its operations into three business segments: ophthalmic, injectable and contract services. Previously, the Company evaluated its business as two segments, ophthalmic and injectable. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. The contract services segment provides manufacturing services to unaffiliated companies in the ophthalmic and injectable markets. Selected financial information by industry segment is presented below (in thousands). Prior period information has been restated to reflect the change in segments.

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                                  --------                   --------
                                              2002        2001         2002         2001
                                              ----        ----         ----         ----
REVENUES
Ophthalmic .............................    $  7,202     $  5,683     $ 14,095     $  5,748
Injectable .............................       4,489          818        8,319        3,588
Contract Services ......................       2,754        4,136        5,624        7,377
                                            --------     --------     --------     --------

   Total revenues ......................    $ 14,445     $ 10,637     $ 28,038     $ 16,713
                                            ========     ========     ========     ========

GROSS PROFIT
Ophthalmic .............................    $  3,801     $  2,371     $  7,574     $ (3,194)
Injectable .............................       2,665         (934)       4,547       (1,307)
Contract Services ......................         180        1,072        1,024        1,227
                                            --------     --------     --------     --------

   Total gross profit ..................       6,646        2,509       13,145       (3,274)

Operating expenses .....................       5,552       11,758       10,920       26,103
                                            --------     --------     --------     --------

   Total operating income (loss) .......       1,094       (9,249)       2,225      (29,377)

Interest and other income (expense), net        (762)        (872)      (1,585)      (1,672)

   Income (loss) before income taxes ...    $    332     $(10,121)    $    640     $(31,049)
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

         The Company recorded a reduction of gross sales of $7,320,000 and $19,320,000 for the three- and six-month period ended June 30, 2001, respectively, related to chargebacks and rebates. This compares to a reduction of gross sales for the three and six months ended June 30, 2002 of $3,089,000 and $6,904,000, respectively, which represents the normal level of chargeback accrual activity relative to the Company's sales for the periods.

         Based on the wholesalers' inventory information, the Company also increased its allowance for potential product returns to $1,993,000 at June 30, 2001 from $232,000 at December 31, 2000. The reduction of gross sales related to returns for the three and six months ended June 30, 2001 was $286,000 and $2,845,000, respectively. This compares to a reduction of gross sales related to returns for the three and six months ended June 30, 2002 of $588,000 and $1,032,000, respectively, which represents the normal level of return accrual activity relative to the Company's sales for the periods.

         Based upon its unsuccessful efforts to collect past due balances, the Company updated its analysis of potentially uncollectible accounts receivable balances and increased the allowance to $12,928,000 at June 30, 2001 from $801,000 at December 31, 2000. The expense recorded in the three and six month period ended June 30, 2001 was $4,610,000 and $12,130,000, respectively. The allowance for doubtful accounts is $1,292,000 as of June 30, 2002.

         Based on sales trends and forecasted sales activity by product, the Company increased its reserve for slow-moving, unsaleable and obsolete inventory items to $4,084,000 at June 30, 2001 from $3,171,000 at December 31, 2000. The
Company recorded expense of $1,500,000 related to slow-moving, unsaleable and obsolete inventory during the first quarter of 2001.

NOTE G - LEGAL PROCEEDINGS

         After the close of business on March 27, 2002, the Company received a letter informing it that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado, plans to recommend to the Commission that it bring an enforcement action for injunctive relief against the Company. The proposed enforcement action concerns the Company's alleged misstatement, in quarterly and annual Securities and Exchange Commission ("SEC") filings and earnings press releases, of its income for fiscal year 2000 by failing to reserve for doubtful accounts receivable and overstating its accounts receivable balances. The Company has also learned that certain of its former officers and current employee have received similar notifications. The Company disagrees with the staffs proposed recommendation and allegations and has submitted its views as to why an enforcement should not be brought. On August 14, 2002, the Company reached agreement with the Office of Chief Accountant ("OCA") of the SEC to restate the Company's financial statements for the calendar years ended December 31, 2000 and 2001. The Company has agreed to work with its independent auditors to accomplish the restatement in a timely manner. Pending the Company's restatement, the previously issued financial statements for the calendar years ended December 31, 2000 and 2001, including any interim periods within such periods, as well as the audit report covering the financial statements for the calendar years ended December 31, 2000 and 1999, should not be relied upon. As the restatement relates to matters in prior fiscal years, it is not anticipated to have a material impact on the Company's Consolidated Balance Sheet as of June 30, 2002 or on the future results.

         The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHE/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance under the License Agreement. The Company denied JHU/APL's allegations and asserted that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for Northern Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any licensee of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment received is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. The Company has a $1,984,000 net intangible asset recorded on the balance sheet as of June 30, 2002 that relates to the agreement with JHU/APL. As a result of the resolved dispute discussed above, the company will record an asset impairment charge of $1,559,000 in the third quarter of 2002. This amount represents the June 30,2002 net value of the asset on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

         On March 6, 2002, the Company received a letter for the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970 and regulations promulgated under the Act. The Company continues to have discussions with the United States Attorneys Office and anticipates that any action under this matter will not have a material impact on its financial statements.

         On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescence angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") had requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which are estimated to cost approximately $4,400,000. Alternatively, Novadaq sought a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq sought unspecified damages as a result of any failure or delay on Akorn's part in performing its alleged obligations under the Agreement. In its response, Akorn denied Novadaq's allegation and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq assumed all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio R. Pera, Akorn's then President and Chief Operating Officer, was named to Novadaq's Board of Directors. Upon Mr. Pera's departure from the Company in June 2002, Ben J. Pothast, the Company's Chief Financial Officer, was named to the Novadaq Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings.

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

         On April 12, 2002, in lieu of further extending the Forbearance Agreement, the Company entered into an amendment to the Credit Agreement (the "Amendment"), effective as of January 1, 2002. The Amendment included, among other things, extension of the term of the agreement, establishment of a payment schedule and the amendment and addition of certain covenants. The new covenants include minimum level of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the credit agreement would become immediately due and payable. The conditions include: (a) filing of an action by the FDA which results in partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, with respect to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company, after January 1, 2002 in an aggregate amount greater that $250,000, (e) a cessation in public trading of Akorn stock other than a cessation of trading generally in the United States securities markets, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to have an engagement letter in effect at any time after June 15, 2002 or (i) at any time after April 12, 2002, experience any material adverse action taken by the FDA, the SEC, the DEA or any other Governmental Authority based on an alleged failure to comply with laws or regulations. The Company's senior lenders agreed to extend the Amendment through July 31, 2002 and the Company and its senior lenders are in discussions to further extend the Amendment through August 31, 2002. The extensions entered into contain the same covenants and reporting requirements except that the Company is not required to comply with conditions
(g) and (h) which relate to the offering of equity securities. The Company anticipates that the Amendment will continue to be extended on a monthly basis until the issues surrounding the SEC and FDA investigation are resolved. The current balance of the credit facility is $39.2 million.

         Management believes it will be able to comply with the covenants during 2002. In the event the Company is not in compliance with the covenants during 2002, and does not negotiate amended covenants or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it. The Amendment required a minimum payment of $5.6 million from the estimated tax refund, which amount was paid on May 8, 2002.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of -interests method for business combinations initiated after June 30, 2001. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangibles will cease upon the required adoption of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operation.

         In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted SFAS 143 as of January 1, 2002. The adoption of this new standard did not have a material impact on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses the accounting and reporting for the impairment and disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operation.

         In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the requirement under SFAS No. 4,

"Reporting Gains and Losses from Extinguishment of Debt", to report gains and losses from extinguishment of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishment of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 14. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than the date of a commitment to an exit or disposal plan. SFAS is effective for all exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

NOTE J - NET INCOME PER COMMON SHARE

         Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.

         The following table shows basic and diluted earnings per share computations for the three and six month periods ended June 30, 2001 and June 30, 2002 (in thousands, except per share information):

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                                   --------                  --------
                                                              2002         2001         2002          2001
                                                              ----         ----         ----          ----
Net income (loss) per share - basic:
Net income (loss) ......................................    $    225    $ (6,275)    $    416    $(19,252)
Weighted average number of shares outstanding ..........      19,566      19,301       19,545      19,286
                                                            --------    --------     --------    --------

Net income (loss) per share - basic ....................    $   0.01    $  (0.33)    $   0.02    $  (1.00)
                                                            ========    ========     ========    ========

Net income (loss) per share - diluted:
Net income (loss) ......................................    $    225    $ (6,275)    $    416    $(19,252)
Net income (loss) adjustment for interest on debt.......          70           -          133           -
                                                            --------    --------     --------    --------

Net income (loss), as adjusted .........................    $    295    $ (6,275)    $    549    $(19,252)

Weighted average number of shares outstanding ..........      19,566      19,301       19,545      19,286
Additional shares assuming conversion of
    convertible debt and convertible interest on debt...         360           -          854           -
Additional shares assuming conversion of warrants ......          39           -          245           -
Additional shares assuming conversion of options .......          89           -          372           -
                                                            --------    --------     --------    --------
Weighted average number of shares
    outstanding, as adjusted ...........................      20,054      19,301       21,016      19,286

Net income (loss) per share - diluted ..................    $   0.01    $  (0.33)    $   0.03    $  (1.00)
                                                            ========    ========     ========    ========

         Certain warrants and options are not included in the earnings per share calculation when the exercise price is greater that the average market price for the period. In addition, options outstanding during the three and six month period ended June 30, 2001 were not considered in the computation of diluted earnings per share since the Company reported a loss from operations. The number of warrants and options excluded in each period is reflected in the following table.


                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                                   --------                  --------
                                                              2002         2001         2002          2001
                                                              ----         ----         ----          ----
Anti-dilutive warrants not included
       in earnings per share calculation................       1,000           -            -           -
Anti-dilutive options not included
       in earnings per share calculation................       2,182       2,506        1,948       2,506


NOTE K - NON-CASH TRANSACTIONS

         As part of the settlement between the Company and Novadaq Technologies, Inc., ("Novadaq") (See Note G), the Company received an equity ownership in Novadaq. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has revalued the intangible to zero, recorded an investment in Novadaq of $6,040,000 and recorded deferred revenue of $5,350,000. The investment in Novadaq was valued at $1.51 per share, the price of a recently completed equity offering by Novadaq. The deferred revenue reflects the value of the exclusive supply agreement for indocyanine green ("ICG") entered into between Novadaq and the Company as part of the settlement.

NOTE L - RESTRUCTURING CHARGES

         During the second quarter of 2001, the Company adopted a restructuring program with aggressive actions to properly size its operations to then current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, plant-closing costs related to the San Clemente, CA sales office and rent for unused facilities under lease in San Clemente and Lincolnshire, IL. The restructuring, affecting all business segments, reduced the Company's current workforce by approximately 50 employees, representing 12.5% of the total workforce. Activities previously executed in San Clemente were relocated to the Company's headquarters. The restructuring program costs were included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income and resulted in a charge to operations of approximately $1,117,000 encompassing severance, $398,000, lease costs, $625,000 and other costs, $94,000. At June 30, 2002, the amount remaining in the accruals for the restructuring program was approximately $172,000, representing the remaining balance of lease commitments, which expire in April 2003.

NOTE M - SUBSEQUENT EVENT

         On July 3, 2002, the Company reached an agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") with regard to the dispute that had risen between the two parties (see Note G). The Company and JHU/APL mutually agreed to terminate the license agreement between the two parties. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any licensee of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. The Company has a $1,984,000 net intangible asset recorded on the balance sheet as of June 30, 2002 that relates to the agreement with JHU/APL. As a result of the resolved dispute discussed above, the Company will record an asset impairment charge of $1,559,000 in the third quarter of 2002. This amount represents the June 30, 2002 net value of the asset on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

         On August 14, 2002, the Company reached agreement with the Office of Chief Accountant of the Securities and Exchange Commission ("SEC") to restate the Company's financial statements for the calendar years ended December 31, 2000 and 2001. This restatement is related to a proposed enforcement action by the SEC, which is still pending, which alleges that the Company's accounts receivable were overstated as of December 31, 2000. The Company intends to work with its independent auditors to accomplish the necessary restatement in a timely manner. Pending the Company's restatement, the previously issued financial statements for the calendar years ended December 31, 2000 and 2001, including any interim periods within such periods, as well as the audit report covering the financial statements for the calendar years ended December 31, 2000 and 1999, should not be relied upon.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO 2001

         The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales.

                                         THREE MONTHS ENDED
                                              JUNE 30,
                                      2002                 2001
                                      ----                 ----
                                            (IN THOUSANDS)
Ophthalmic segment ......            $ 7,202            $ 5,683
Injectable segment ......              4,489                818
Contract Services segment              2,754              4,136
                                     -------            -------
Total revenues ..........            $14,445            $10,637
                                     =======            =======

         Consolidated revenues increased 35.8% in the quarter ended June 30, 2002 compared to the same period in 2001 due primarily to the fact that the net sales for the 2001 period were negatively impacted by non-recurring charges related to chargebacks (See Note F) and sharply reduced sales attributable to excessive wholesaler inventories during 2001 that were reduced during the quarter without compensating purchases made by the wholesalers. Excluding the effect of the non-recurring charges related to chargebacks, consolidated revenues would have increased 12.1%. Ophthalmic segment revenues increased 26.7%, primarily reflecting the aforementioned charges and strong angiography and ointment product sales. Injectable revenues increased 448.8% compared to the same period in 2001. The sharp increase is attributable to excessive wholesaler inventories during 2001 that were reduced during the quarter without compensating purchases made by the wholesalers as well as the aforementioned charges related to chargebacks. Contract services revenues decreased 33.4% compared to the same period in 2001 due mainly to customer concerns about the status of the FDA inspection ongoing at the Company's Decatur, IL facility. The Company anticipates that contract services revenue will continue to lag historical sales levels until the issues surrounding the FDA review are resolved.

         Consolidated gross profit increased 164.9% during the quarter, with gross margins increasing from 23.6% to 46.0%. Excluding non-recurring charges, primarily related to the chargeback adjustment discussed above, the second quarter 2001 gross profit was 4,896,000 or 38.0%. Improvements in gross margin resulted from the Company's continued focus on manufacturing costs and operational efficiencies and a shift in product mix to higher gross margin products in the angiography, antidote and ointment product lines.

         Selling, general and administrative (SG&A) expenses decreased 56.9% during the quarter ended June 30, 2002 as compared to the same period in 2001, primarily reflecting a $4,610,000 charge for bad debt exposure as well as non-recurring and restructuring related charges of $1,117,000, primarily severance and lease costs. Without these charges SG&A would have decreased 7.8%, reflecting the effects of the restructuring program employed during the third quarter of 2001. Amortization of intangibles decreased from $362,000 to $355,000, or 2.0% over the prior year quarter, reflecting the exhaustion of certain product intangibles. Research and development (R&D) expense decreased 12.5% in the quarter, to $562,000 from $642,000 for the same period in 2001. The Company has scaled back its research activities and is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmic products. Management expects R&D expenses for the remainder of 2002 to continue at this level.

         Interest expense of $762,000 was down 12.4% primarily on lower interest rates.

         The Company's effective tax rate for the quarter was 32.2% compared to 38.0% for the prior-year period, primarily due to a refinement in the calculation used by the Company to compute its income tax liability. The

Company reported net income of $225,000 or $0.01 per share for the three months ended June 30, 2002, compared to a net loss of $6,275,000 or $0.33 per share for the comparable prior year quarter.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO 2001

         The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales.

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                       2002                2001
                                       ----                ----
                                           (IN THOUSANDS)
Ophthalmic segment ......            $14,095            $ 5,748
Injectable segment ......              8,319              3,588
Contract Services segment              5,624              7,377
                                     -------            -------
Total revenues ..........            $28,038            $16,713
                                     =======            =======

         Consolidated revenues increased 67.8% in the six-month period ended June 30, 2002 compared to the same period in 2001, due primarily to the fact that the net sales for the 2001 period were negatively impacted by non-recurring charges related to chargebacks, rebates and returns (See Note F) and sharply reduced sales attributable to excessive wholesaler inventories that were reduced during the period without compensating purchases made by the wholesalers. Excluding the effect of the non-recurring charges related to chargebacks, rebates and returns, consolidated revenues would have increased 1.3%. Ophthalmic segment sales increased 145.2%, primarily reflecting the aforementioned charges and strong angiography and ointment product sales. Excluding the effect of the non-recurring charges related to chargebacks, rebates and returns, ophthalmic revenues would have increased 50.9%. Injectable sales increased 131.9% compared to the same period in 2001 primarily due to the increases in the allowances for chargebacks and rebates and returns (See Note F) and a sharp reduction in anesthesia and antidote product sales, both occurring during 2001. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the period without compensating purchases made by the wholesalers. Excluding the effect of the non-recurring charges related to chargebacks, rebates and returns, injectable revenues would have decreased 20.8%. This decrease would have been significantly more severe if not offset by a sharp increase in sales of cyanide antidote kits. Contract services revenues decreased 23.8% compared to the same period in 2001 due mainly to customer concerns about the status of the FDA inspection ongoing at the Company's Decatur facility. The Company anticipates that contract services revenue will continue to lag historical sales levels until the issues surrounding the FDA review are resolved.

         Consolidated gross profit was $13,145,000 or 46.9% for the six-month period ended June 30, 2002, as compared to gross loss of $3,274,000 for the six-months ended June 30, 2001, reflecting the effects of the aforementioned decline in net sales, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items (See Note F). Excluding non-recurring charges, primarily related to the chargeback, rebate, return and inventory obsolescence adjustments discussed above, the gross profit for the six-month period ended June 30, 2001 was 9,353,000 or 33.8%. Improvements in gross margin resulted from the Company's continued focus on manufacturing costs and operational efficiencies and a shift in product mix to higher gross margin products in the angiography, antidote and ointment product lines.

         Selling, general and administrative (SG&A) expenses decreased 60.8% during the six-month period ended June 30, 2002 as compared to the same period in 2001, primarily reflecting a $11,930,000 charge for bad debt exposure, asset impairment charges of $1,410,000 and non-recurring and restructuring related charges of $1,117,000, primarily severance and lease costs. Without these charges SG&A would have increased 1.2% reflecting increased compensation and legal expenses offset by the effect of the restructuring program implemented during the third quarter of 2001. Amortization of intangibles decreased from $719,000 to $698,000, or 2.9% over the prior year quarter, reflecting the exhaustion of certain product intangibles.

         Research and development (R&D) expense decreased 45.4% in the six-month period ended June 30, 2002, to $982,000 from $1,799,000 for the same period in 2001. The Company has scaled back its research activities and is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmic products. Management expects R&D expenses for the second half of 2002 to be consistent with spending over the first six months of the year.

         Interest expense of $1,585,000 was unchanged on lower interest rates offset by higher average debt balances.

         The Company's effective tax rate for the period was 35.0% compared to 38.0% for the prior-year period, primarily due to a refinement in the calculation used by the Company to compute its income tax liability. The Company reported net income of $416,000, or $0.02 per share, for the six months ended June 30, 2002, compared to a net loss of $19,252,000, or $1.00 per share, for the comparable prior year quarter.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and does not permit the pooling-of -interests method for business combinations initiated after June 30, 2001. SFAS No. 142 establishes the accounting and reporting standards for intangible assets and goodwill. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and certain intangibles will cease upon the required adoption of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operation.

         In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted SFAS 143 as of January 1, 2002. The adoption of this new standard did not have a material impact on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses the accounting and reporting for the impairment and disposal of long-lived assets, including discontinued operations, and establishes a single accounting model for long-lived assets to be disposed of by sale. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial condition or results of operation.

         In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the requirement under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", to report gains and losses from extinguishment of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishment of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 14. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than the date of a commitment to an exit or disposal plan. SFAS is effective for all exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

         Working capital at June 30, 2002 was a deficiency of $24,269,000 compared to a deficiency of $24,357,000 at December 31, 2001. Working capital is negative primarily due to the $39,200,000 in debt that is due within twelve months of the balance sheet reporting date of June 30, 2002. The existing cash balance as of June 30, 2002 was $4,900,000. Future working capital needs will be highly dependent upon the Company's ability to improve gross margins, improve gross income, control expenses and collect its receivables. Management believes that existing cash, cash flow from operations and the subordinated debt proceeds will be sufficient to meet the cash needs of the business for the immediate future, but that additional financing will be needed to refund the current bank debt. If available funds, cash generated from operations and subordinated debt proceeds, if any, are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guarantees that such financing will be available or available on acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The Company will need to refinance or extend the maturity of the bank credit agreement, as it does not anticipate sufficient cash to make the anticipated August 31, 2002 scheduled payment. For the six months ended June 30, 2002, the Company provided $7,941,000 in cash from operations to finance its working capital requirements, primarily from the receipt of a $5,580,000 million tax refund (subsequently used to pay down the bank debt) and an increase in current liabilities. Investing activities, which primarily relate to purchase of equipment and in progress construction, required $2,905,000 in cash. Investment activities used $5,491,000 in cash primarily reflecting the payment of $5,600,000 dollars against current bank debt.








THE INFORMATION CONTAINED IN THIS FILING, OTHER THAN HISTORICAL INFORMATION, CONSISTS OF FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY CAUTIONS READERS THAT THERE ARE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN SUCH STATEMENTS. SUCH STATEMENTS REGARDING THE TIMING OF ACQUIRING, DEVELOPING AND FINANCING NEW PRODUCTS, OF BRINGING THEM ON LINE AND OF DERIVING REVENUES AND PROFITS FROM THEM, AS WELL AS THE EFFECT OF THOSE REVENUES AND PROFITS ON THE COMPANY'S MARGINS AND FINANCIAL POSITION, OR OF THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL OR TO REFINANCE OR EXTEND ITS CURRENT DEBT, ARE UNCERTAIN BECAUSE MANY OF THE FACTORS AFFECTING THE TIMING OF THOSE ITEMS ARE BEYOND THE COMPANY'S CONTROL, OR ARE OTHERWISE SUBJECT TO RISKS, INCLUDING, BUT NOT LIMITED TO, THOSE REFERENCED UNDER THE HEADING "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  After the close of business on March 27, 2002, the Company received a letter informing it that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado, plans to recommend to the Commission that it bring an enforcement action for injunctive relief against the Company. The proposed enforcement action concerns the Company's alleged misstatement, in quarterly and annual Securities and Exchange Commission filings and earnings press releases, of its income for fiscal year 2000 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balances. The Company has also learned that certain of its former officers and current employee have received similar notifications. The Company disagrees with the staffs proposed recommendation and allegations and has submitted its views as to why an enforcement should not be brought. On August 14, 2002, the Company reached agreement with the Office of Chief Accountant ("OCA") of the SEC to restate the Company's financial statements for the calendar years ended December 31, 2000 and 2001. The Company has agreed to work with its independent auditors to accomplish the restatement in a timely manner. As the restatement relates to matters in prior fiscal years, it is not anticipated to have a material impact on the Company's Consolidated Balance Sheet as of June 30, 2002 or on the Company's future results. Pending the Company's restatement, the previously issued financial statements for the calendar years ended December 31, 2000 and 2001, including any interim periods within such periods, as well as the audit report covering the financial statements for the calendar years ended December 31, 2000 and 1999, should not be relied upon.

                  The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHE/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance under the License Agreement. The Company denied JHU/APL's allegations and asserted that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for Northern Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any licensee of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment received is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. The Company has a $1,984,000 net intangible asset recorded on the balance sheet as of June 30, 2002 that relates to the agreement with JHU/APL. As a result of the resolved dispute discussed above, the Company will record an asset impairment charge of $1,559,000 in the third quarter of 2002. This amount represents the June 30,2002 net value of the asset on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

         On March 6, 2002, the Company received a letter for the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970 and regulations promulgated under the Act. The Company continues to have discussions with the United States Attorneys Office and anticipates that any action under this matter will not have a material impact on the its financial statements.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

ITEM 5.  OTHER INFORMATION

         On June 24, 2002, Nasdaq notified the Company that a Nasdaq Listing Qualification Panel had issued an order delisting Akorn securities from the Nasdaq National Market effective at the opening of business on June 25, 2002.

         The action taken by Nasdaq is due to the fact that the Company does not comply with the Nasdaq report filing requirements with respect to its Form 10-K filing with the SEC for the year ended December 31, 2001. The Company reported the action taken by Nasdaq on Form 8-K on June 27, 2002 (See Item 6. "Exhibits and Reports on Form 8-K").

         The Company had originally intended to hold its annual meeting of shareholders in August 2002. Due to the inability of the Company to obtain audited financial statements from its independent public accountants (See Explanatory Note on Page 2 above) and then provide those audited financial statements to shareholders in an annual report proceeding or accompanying the Company's proxy solicitation materials, the Company will be required to delay its annual meeting until such time as audited financial statements are available, which delay is anticipated to be at least 30 days. Accordingly, the Company, in compliance with Securities and Exchange Commission Rule 14a-5(f), hereby provides notice of such delay and advises shareholders that shareholder proposals for inclusion in the Company's proxy materials will continue to be accepted until 90 calendar days prior to the date the Company begins to print and mail its proxy materials.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         None

         (b) Reports on Form 8-K

         During the quarterly period ended June 30, 2002, the Company filed a Report on Form 8-K on June 27, 2002 reporting that a Nasdaq Listing Qualifications Panel had issued an order delisting Akorn securities from the Nasdaq National Market effective at the opening of business on June 25, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2002


                                           /s/       BEN J. POTHAST
                                           -------------------------------------
                                                     Ben J. Pothast
                                              Vice President, Chief Financial
                                                  Officer and Secretary
                                                 (Principal Financial and
                                                    Accounting Officer)