Form 10-K/A
period 2001-12-31
AKORN INC
filed 2002-10-07
CIK 3116

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Issuer's common stock) of the Issuer as of March 7, 2002 was approximately $47,229,000.

The number of shares of the Issuer's common stock, no par value per share, outstanding as of March 7, 2002 was 19,555,514.

                           FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-K/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

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

    - other factors referred to in this Form 10-K/A and the Company's other SEC filings.

    See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results". The Company does not intend to update these forward-looking statements.

                                EXPLANATORY NOTE

    We are filing this Annual Report on Form 10-K/A as Amendment No. 2 to our Form 10-K, originally filed on April 16, 2002, for the purpose of giving effect to the restatement of the Company's consolidated financial statements for the years ended December 31, 2000 and 2001 and for the purpose of filing the report of our independent auditors. The details of this restatement are discussed in Note S "Restatement" in the consolidated financial statements included in Item
8. For the convenience of the reader, we have restated the Form 10-K in its entirety. Except as otherwise specifically noted, the disclosure contained herein speaks as of April 16, 2002, the date of filing of the original Form 10-K. For information subsequent to the original date of filing, reference is made to the Company's subsequent filings with the Securities and Exchange Commission in accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934 and to Note T "Subsequent Events" in the consolidated financial statements included in Item 8.



                    FORM 10-K TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                              PART I
  Item 1.  Description of Business...........................................................         3
  Item 2.  Description of Properties.........................................................         6
  Item 3.  Legal Proceedings.................................................................         6
  Item 4.  Submission of Matters to a Vote of Security Holders...............................         8
                              PART II
  Item 5.  Market for Common Equity and Related Stockholder Matters..........................         9
  Item 6.  Selected Consolidated Financial Data..............................................        10
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................        10
  Item 7A  Quantitative and Qualitative Disclosures about Market Risk........................        24
  Item 8.  Financial Statements and Supplementary Data.......................................        24
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..........................................................        46
                             PART III
  Item 10. Directors and Executive Officers of the Registrant................................        47
  Item 11. Executive Compensation............................................................        48
  Item 12. Security Ownership of Certain Beneficial Owners and Management....................        52
  Item 13. Certain Relationships and Related Transactions....................................        53
                              PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................        55

           Schedule II.......................................................................        58

           Signatures........................................................................        59

           Certifications....................................................................        60

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

    Previous to 2001, the Company evaluated its business as two segments, ophthalmic and injectable. The Company now classifies its operations into three identifiable business segments, ophthalmic, injectable and contract services. These three segments are discussed in greater detail below. For information regarding revenues and gross profit for each of the Company's segments, see Note L "Industry Segment Information" in the consolidated financial statements included in Item 8 of this report.

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

    Research and Development. As of December 31, 2001, the Company had 17 Abbreviated New Drug Applications ("ANDAs") for generic pharmaceuticals in various stages of development. The Company filed 7 of these ANDAs and received approval for 1 ANDA in 2001. See "Government Regulation." The Company expects to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing the Company to compete by marketing generic equivalents. The Food and Drug Administration ("FDA") approved the New Drug Application ("NDA") for Paremyd, on December 5, 2001. This product was launched during the first quarter of 2002.

    The Company is developing two new indications for ophthalmic products for which it currently anticipates filing NDAs in the future. One is an indication for Indocyanine Green ("ICG") to treat age related macular degeneration ("AMD"). Although the Company has relinquished its rights to the Johns Hopkins University, Applied Physics Laboratory Patents (See "Patents and Proprietary Rights" below), the Company is actively pursuing alternative treatment methods for AMD using ICG. If the Company's developmental efforts are successful, the Company currently anticipates filing a NDA within the next four years and estimates the market size for this product to be substantial. The Company also anticipates filing an NDA supplement within the next three years for an indication for ICG for intra-ocular staining. The Company estimates the market for this product to be $10 million annually.

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

    Patents and Proprietary Rights. The Company considers the protection of discoveries in connection with its development activities important to its business. The Company intends to seek patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2001, the Company had received four U.S. patents and had four additional U.S. patent applications and one international patent application pending. In February of 2002, the U.S. Patent and trademark Office notified the Company that U.S. patent number 6,351,663 titled "Methods for diagnosing and treating abnormal vasculature using fluorescent dye angiography and dye enhanced photocoagulation" had been issued to the Company. This was one of the four U.S. patent applications pending as of December 31, 2001. The Company had also licensed two U.S. patents from the Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") for the development and commercialization of AMD diagnosis and treatment using ICG. However, a dispute arose between the Company and JHU/APL regarding the two patents licensed for AMD and the Company's performance required by December 31, 2001 under the terms of the applicable License Agreement. In July 2002, The Company and JHU/APL agreed to terminate their license agreement and as a result, the Company no longer has any rights to the JHU/APL patents. See "Item 3. Legal Proceedings." The patents held by the Company cover ophthalmic products and processes except for four patents which are methods patents relating to a currently marketed injectable product. There can be no assurance that the Company will obtain U.S. or foreign patents or, if obtained, that they will provide substantial protection or be of commercial benefit. The Company also relies upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop its competitive position. The Company enters into confidentiality agreements with certain of its employees pursuant to which such employees agree to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that the Company will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Patents and Proprietary Rights".

    Employee Relations. At December 31, 2001, the Company had 310 full-time employees, 292 of whom were employed by Akorn and 18 by its wholly owned subsidiary, Akorn (New Jersey), Inc. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

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

    Suppliers and Customers. No supplier of products accounted for more than 10% of the Company's purchases in 2001, 2000 or 1999. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for it and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Supply of Raw Materials and Components".

    No single customer accounted for more than 10% of the Company's revenues during 2001 or 1999. During 2000, the Company realized approximately 12% of its net revenues from Cardinal Health, Inc. ("Cardinal"). Cardinal is a distributor of the Company's products as well as a distributor of a broad range of health care products for many companies in the health care sector. Cardinal is not the end user of the Company's products. If sales to Cardinal were to diminish or cease, the Company believes that the end users of its products would find no difficulty obtaining the Company's products either directly from the Company or from another distributor. The accounts receivable balance for Cardinal was approximately 22% of gross trade receivables at December 31, 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Financial Risk Factors."

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

    In October 2000, the Company received a warning letter from the FDA as a result of a routine inspection of its Decatur manufacturing facilities. This letter focused on general documentation and cleaning validation issues. The Company was re-inspected in late 2001 and the FDA issued a Form 483 documenting its findings. The Company responded to these findings on January 4, 2002 and the FDA has accepted the Company's response. The Company anticipates a re-inspection of its Decatur facility by the FDA in the fourth quarter of 2002. The warning letter prevents the FDA from issuing any approval for new products manufactured at the Decatur facility. The warning letter does not inhibit the Company's ability to continue manufacturing products that are currently approved. The warning letter does not impact the operations at the Somerset facility.

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

    On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C.
Section 801, et. seq. and regulations promulgated under the Act. The Company continues to have discussions with the United States Attorneys Office and anticipates that any action under this matter will not have a material impact on its financial statements. See "Item 3. Legal Proceedings".

    The Company does not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

ITEM 2. DESCRIPTION OF PROPERTIES

    Since August 1998, the Company's headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. The Company leased approximately 24,000 square feet until June 2000 at which time it expanded to the current occupied space of approximately 48,000 square feet. From May 1997 to August 1998, the Company's headquarters and ophthalmic division offices were located in approximately 11,000 square feet of leased space in Lincolnshire, Illinois. The Company sublets portions of the space leased in Lincolnshire. The Company's former headquarters, consisting of approximately 30,000 square feet located on ten acres of land in Abita Springs, Louisiana, was sold in February 1999.

    The Company owns a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, the Company owns a 55,000 square-foot manufacturing facility in Decatur, Illinois. The Decatur facilities support all three of the Company's segments. The Company leases approximately 7,000 square feet of office and warehousing space in San Clemente, California, formerly used as a sales office to support the Injectable segment. The Company successfully sublet this space through the term of the lease when the San Clemente operations were closed and relocated to Buffalo Grove in July of 2001. The Company's Akorn (New Jersey) subsidiary also leases approximately 40,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to the ophthalmic segment. The combined space is considered adequate to accommodate growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    On March 27, 2002, the Company received a letter informing it that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado, would recommend to the Commission that it bring an enforcement action for injunctive relief against the Company. The recommended action concerns the Company's alleged misstatements, in quarterly and annual Securities and Exchange Commission ("SEC") filings and earnings press releases, of its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The Company also learned that certain of its former officers, as well as a current employee had received similar notifications. The Company disagrees with the staff's proposed recommendation and allegations and has submitted its views as to why an enforcement action should not be brought. Notwithstanding the fact that subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 (See Note S), the Company and the staff of the SEC's enforcement division continue to have discussions regarding the potential enforcement recommendation. It is not anticipated that these proceedings will have any material impact on the Company's Consolidated Balance Sheet as of December 31, 2001 or on the Company's 2002 or future operating results.

    The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001 (See Note C). Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company will record an asset impairment charge of $1,559,500 in 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

    In October 2000, the Company received a warning letter from the FDA as a result of a routine inspection of its Decatur manufacturing facilities. This letter focused on general documentation and cleaning validation issues. The Company was re-inspected in late 2001 and the FDA issued a Form 483 documenting its findings. The Company responded to these findings on January 4, 2002 and the FDA has accepted the Company's response. The Company anticipates a re-inspection of its Decatur facility by the FDA in the fourth quarter of 2002. The warning letter prevents the FDA from issuing any approval for new products manufactured at the Decatur facility. The warning letter does not inhibit the Company's ability to continue manufacturing products that are currently approved. The warning letter does not impact the operations at the Somerset facility.

    On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C.
Section 801, et. seq. and regulations promulgated under the Act. The Company continues to have discussions with the United States Attorneys Office and anticipates that any action under this matter will not have a material impact on its financial position, results of operations or cash flows.

    On August 9, 2001, the Company was served with a Complaint, which had been filed on August 8, 2001 in the United States District Court for The Northern District of Illinois, Eastern Division. The suit named the Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman of the board and then interim chief executive officer as defendants. The suit, which was filed by Michelle Golumbski, individually, and on behalf of all others similarly situated, alleged various violations of the federal securities laws in connection with the Company's public statements and filings with the Securities and Exchange Commission during the period from February 20, 2001 through May 22, 2001. The plaintiff subsequently voluntarily dismissed her claims against Akorn, Inc., Mr. Floyd Benjamin and Dr. John N. Kapoor, and, in exchange for the Company's consent to this voluntary dismissal, also provided, through counsel, a written statement that the plaintiff would not reassert her claims against any of the defendants in any subsequent actions. The Company did not provide the plaintiff with any compensation in consideration for this voluntary dismissal.

    On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescein angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") had requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which were estimated to cost approximately $4,400,000. Alternatively, Novadaq sought a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq sought unspecified damages as a result of the alleged failure or delay on Akorn's part in performing its obligations under the Agreement. In its response, Akorn denied Novadaq's allegations and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio
R. Pera, Akorn's then President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings. Subsequent to the resignation of Mr. Pera on June 7, 2002, the Company named Ben
J. Pothast, its Chief Financial Officer, to fill the vacancy on the Novadaq Board of Directors created by his departure.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was traded on the NASDAQ National Market under the symbol AKRN until June 24, 2002. The Company was notified on that day that due to non-compliance with the NASDAQ report filing requirements, the Company's stock would cease being listed effective the opening of business on June 25, 2002. The non-compliance related to the Company's Form 10-K filing with the Securities and Exchange Commission for the year ended December 31, 2001 that contained unaudited financial statements. Subsequently, the Company's stock has traded in the Over-the-Counter market and is listed on the Pink Sheets under the symbol AKRN. The Company plans to apply for listing on a National Stock Market Exchange upon the filing of this Form 10-K/A, which contains audited financial statements.

    On March 7, 2002, there were approximately 615 holders of record of the Company's Common Stock. This number does not include shareholders for which shares are held in a 'nominee' or 'street' name. The closing price of the Company's Common Stock on March 7, 2002 was $3.94 per share.

    High and low bid prices per NASDAQ for the periods indicated were:

                                                               HIGH        LOW
                                                               ----        ---
                     Year Ended December 31, 2001:
                       1st Quarter.......................    $   6.25   $  1.97
                       2nd Quarter.......................        3.25      1.03
                       3rd Quarter.......................        4.23      2.79
                       4th Quarter.......................        4.74      2.76

                     Year Ended December 31, 2000:
                       1st Quarter.......................    $  13.56   $  4.00
                       2nd Quarter.......................        9.88      5.50
                       3rd Quarter.......................       12.63      5.00
                       4th Quarter.......................       11.00      2.16

    The Company did not pay cash dividends in 2001, 2000 or 1999 and does not expect to pay dividends on our common stock in the foreseeable future. Moreover, the Company is currently prohibited by its credit agreement from making any dividend payment.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial information for the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. Financial information for the years ended December 31, 2001 and 2000 has been restated. See Note S "Restatement" in the consolidated financial statements included in Item 8.


                                                            YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                2001       2000        1999      1998       1997
                                             ---------  ---------   --------- ---------  -------
                                             RESTATED    RESTATED
         PER SHARE
         Equity...........................   $    1.23  $    1.85   $   1.85  $    1.40  $   1.20
         Net income:
           Basic..........................   $   (0.78) $   (0.13)  $   0.37  $    0.26  $   0.11
           Diluted........................   $   (0.78) $   (0.13)  $   0.36  $    0.25  $   0.11
         Price: High......................   $    6.44  $   13.63   $   5.56  $    9.19  $   4.50
                Low.......................   $    1.03  $    3.50   $   3.50  $    2.54  $   1.84
         P/E:   High......................          NM       NM          15x       35x        41x
                Low.......................          NM       MN          10x       10x        17x

         INCOME DATA (000's)
         Revenues.........................   $  42,248  $  66,927   $ 64,632  $  56,667  $ 42,323
         Gross profit.....................       7,101     28,837     33,477     29,060    18,776
         Operating income (loss)..........     (20,996)    (1,731)    12,122      9,444     3,165
         Interest expense.................      (3,768)    (2,400)    (1,921)    (1,451)     (497)
         Pretax income (loss).............     (24,926)    (4,014)    10,639      7,686     2,844
         Income tax provision (benefit)...      (9,780)    (1,600)     3,969      3,039     1,052
         Net income (loss)................     (15,146)    (2,414)     6,670      4,647     1,792
         Weighted average shares
         outstanding:
           Basic..........................      19,337     19,030     18,269     17,891    16,614
           Diluted........................      19,337     19,030     18,573     18,766    16,925

         BALANCE SHEET (000's)
         Current assets...................   $  28,580  $  37,522   $ 35,851  $  24,948  $ 19,633
         Net fixed assets.................      33,518     34,031     20,812     15,860    12,395
         Total assets.....................      84,546     91,917     76,098     61,416    38,715
         Current liabilities..............      52,937     15,768      9,693     13,908     8,612
         Long-term obligations............       7,779     40,918     32,015     21,228     9,852
         Shareholders' equity.............      23,830     35,231     34,390     26,280    20,251

         CASH FLOW DATA (000's)
         From operations..................   $    (444) $     362   $    131  $   1,093  $     64
         Dividends paid...................         --         --         --         --        --
         From investing...................      (4,126)   (17,688)    (6,233)   (13,668)   (6,387)
         From financing...................       9,118     18,108      5,391     10,898     7,356
         Change in cash and cash                 4,548        782       (711)    (1,677)    1,033
         equivalents......................

----------

NM -- Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements. Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined that the balance of the Company's allowance for doubtful accounts as of December 31, 2000 was understated by $7,520,000 and that bad debt expense for the years ended December 31, 2000 and 2001 was understated and overstated, respectively, by a corresponding amount. In addition, management determined that the Company had not recognized the $1,508,000 beneficial conversion feature embedded in the convertible notes issued to Dr. Kapoor. The Company's consolidated financial statements for the years ended December 31, 2000 and 2001 have been restated to appropriately account for these items. See Note S "Restatement" in the consolidated financial statements included in Item 8 for a summary of the significant effects of the restatement. The following discussion and analysis give effect to the restatement.

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

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                    2001      2000       1999
                                                                 --------- ---------  -------
             Revenues
               Ophthalmic....................................        41%       42%        50%
               Injectable....................................        23        38         35
               Contract Services.............................        36        20         15
                                                                   ----       ---        ---
             Total revenues..................................       100       100        100
             Gross profit....................................        17        43         52
             Selling, general and administrative expenses....        57        37         26
             Amortization of intangibles.....................         4         2          3
             Research and development expenses...............         6         6          4
                                                                   ----       ---        ---
             Operating income (loss).........................       (50)       (3)        19
             Net income (loss)...............................       (36)       (4)        10

CRITICAL ACCOUNTING POLICIES

    The Company recognizes sales upon the shipment of goods, provided that all obligations of the Company have been fulfilled and collection of the related receivable is probable. Provision is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date for estimated chargebacks, rebates and product returns. Royalty revenue is recognized when earned and is based on net sales, as defined.

    The Company enters contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers. When a wholesaler sells products to one of the third parties that is subject to a contractual price agreement, the difference between the price to the wholesaler and the price under the contract is charged back to the Company by the wholesaler. The Company reduces gross sales and accounts receivable by the estimated chargeback amount when it sells products to a wholesaler. The Company evaluates the chargeback allowance against actual chargebacks processed by wholesalers. Actual chargebacks processed can vary materially from period to period.

    Similarly, the Company maintains an allowance for rebates related to contract and other programs with wholesalers. These allowances also reduce gross sales and accounts receivable by the amount of the estimated rebate amount when the Company sells its products to the wholesalers. The Company evaluates the allowance against actual rebates processed and such amount can vary materially from period to period.

    The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesalers under these various contracts and programs. For the years ended December 31, 1999, 2000 and 2001, the Company recorded chargeback and rebate expense of $23,793,000, $29,558,000 and $28,655,000, respectively. The allowance for chargebacks and rebates was $3,296,000 and $4,190,000 as of December 31, 2000 and 2001.

    In May 2001, the Company completed an analysis of its March 31, 2001 allowance for chargebacks and rebates. In performing such analysis, the Company utilized recently obtained reports of wholesalers' inventory information, which had not been previously obtained or utilized. Based on the wholesalers' March 31, 2001 inventories and historical chargeback and rebate activity, the Company recorded an allowance of $6,961,000, which resulted in an expense of $12,000,000 for the three months ended March 31, 2001, as compared to an allowance of $3,296,000 at December 31, 2000.

    During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability determining that an additional $2,250,000 provision needed to be recorded. This additional increase to the allowance was necessary to reflect the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups. The Company had previously seen a greater level of list price business than is occurring in the current business environment.

    The Company maintains an allowance for estimated product returns. This allowance is reflected as a reduction of account receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period. For the years ended December 31, 1999, 2000 and 2001, the Company recorded a provision for product returns of $205,000, $1,159,000 and $4,103,000, respectively. The allowance for potential product returns was $232,000 and $548,000 at December 31, 2000 and 2001, respectively.

    Based on the wholesalers' inventory information, the Company increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2000. The provision for the three months ended March 31, 2001 was $2,559,000.

    The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. The expense related to doubtful accounts is reflected in selling, general and administrative ("SG&A") expenses. In estimating the allowance for doubtful accounts, the Company has:

    - Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic environmental and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, "channel" factors, etc.).

    - Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) information regarding exogenous factors, particularly in respect of major customers.

    - Developed assumptions reflecting management's judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to "partial payments;"
        (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic and other exogenous factors that might affect collectibility of outstanding balances - based upon information available at the time.

    For the years ended December 31, 1999, 2000 and 2001, the Company recorded a provision for doubtful accounts of $161,000, $8,127,000 and $4,480,000, respectively. The allowance for doubtful accounts was $8,321,000 and $3,706,000 as of December 31, 2000 and 2001, respectively.

    The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the year ended December 31, 2001, the Company recorded a provision for discounts of $886,000. Previous to 2001, the Company did not grant discounts. The allowance for discounts was $143,000 as of December 31, 2001.

    The Company maintains an allowance for slow-moving and obsolete inventory based upon recent historical sales by unit and, more recently, wholesaler inventory information. The Company evaluates the potential sales of its products over their remaining lives and estimates the amount that may expire before being sold. For the years ended December 31, 1999, 2000 and 2001, the Company recorded a provision for inventory obsolescence of $611,000, $3,983,000 and $1,830,000, respectively. The allowance for inventory obsolescence was $3,171,000 and $1,845,000 as of December 31, 2000 and 2001, respectively.

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

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

    Revenues decreased 36.9% for the year ended December 31, 2001 compared to the prior year. Ophthalmic segment revenues decreased 38.2%, primarily reflecting the decline in sales in the antibiotic, glaucoma and artificial tear product lines. The remaining decline in ophthalmic revenues reflects the effect of increases to the allowance for chargebacks and rebates and returns discussed above. Ophthalmic net sales were also negatively impacted by price competition for some of the Company's higher volume product lines. The reduction in sales was due to both declines in unit price as well as volume. Injectable segment revenues decreased 60.9%, primarily due to the increases in the allowances for chargebacks and rebates and returns and a sharp reduction in anesthesia and antidote product sales. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the year without compensating purchases made by the wholesalers. Contract services revenues increased 10.6% compared to the same period in 2000, primarily due to price increases necessary to cover increasing production costs.

    Consolidated gross profit decreased 75.4% for the year, with gross margins decreasing from 43.1% to 16.8%. This reflects the effects of the aforementioned decline in net sales, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items. In addition, the Company incurred unfavorable manufacturing variances at the Somerset, NJ facility and its Decatur, IL facility, which eroded the gross margin percentage. These variances were the result of reduced activity in the plant, primarily caused by the previously discussed reduction in sales that resulted from the wholesaler inventories being reduced without compensating purchases. Management anticipates that unfavorable manufacturing variances will decrease in the future as a result of the restructuring program (See Note R "Restructuring Charges" in the consolidated financial statements included in Item 8) implemented during 2001. The Company is actively looking into increasing its manufacturing activity at its Somerset facility either through additional product approvals or increasing its third-party manufacturing business.

    SG&A expenses decreased 3.7% for the year as compared to 2000. The decrease is primarily due to a year over year decrease in the provision for bad debts of $3,647,000 partially offset by asset impairment charges related to discontinued products of $2,132,000 and restructuring-related charges of $1,117,000 (primarily severance and lease costs).

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

    Interest expense increased 57.0% compared to 2000, reflecting higher interest rates on higher average outstanding debt balances and amortization related to the convertible debt issued during the year (See Note G) partially offset by capitalized interest related to the lyophilized pharmaceuticals manufacturing line expansion.

    Income tax benefit of $9,780,000 was recorded for the year compared to a income tax benefit of $1,600,000 recorded in 2000 reflecting a greater level of operating losses. The effective tax rate for the year was 39.2% compared to an effective tax rate in 2000 of 39.9%.

    Net loss for 2001 was $15,146,000, or $0.78 per share, compared to net loss of $2,414,000, or $0.13 per share, for the prior year. The decrease in earnings resulted from the aforementioned items.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999

    Revenues increased 3.6% for the year ended December 31, 2000 compared to the prior year. Ophthalmic segment revenues decreased 13.1%, primarily due to sharply reduced sales in generic therapeutic pharmaceuticals for glaucoma and allergies. The reduction in sales was due to both declines in unit price as well as volume. Injectable segment revenues increased 10.8%, primarily due to sales of acquired anesthesia products. Injectable segment sales also benefited from favorable unit prices due to a continuing shortage of certain distributed products. In both segments, wholesaler-discounting programs unfavorably impacted unit prices. These discounts take the form of chargebacks and rebates. Contract services revenue increased 43.3% as a result of management's efforts to increase the volume of business related to commercial contract manufacturing and product development activities.

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

    SG&A expenses increased 48.9% for the year as compared to 1999. The primary source of the increase was the provision for bad debts recorded during the year of $8,127,000. In late 2000, the Company increased collection attempts of certain outstanding and past-due receivables, primarily involving certain of its major customers (including wholesalers). The Company was confronted with customers unwilling to pay invoiced amounts without the Company meeting certain high levels of evidentiary support. The Company concluded it would be unable to collect these amounts from certain customers. As a result, the Company recorded bad debt expense of $7,520,000 during the fourth quarter of 2000.

    Amortization of intangibles decreased 19.1% for the year, reflecting a patent expiration in the 2nd quarter of 1999.

    R&D expenses increased 50.6%, primarily reflecting costs associated with Piroxicam clinical trials and beginning stage development of the Company's age-related macular degeneration product.

    Interest expense increased 24.9%, reflecting higher interest rates on higher average outstanding debt balances partially offset by capitalized interest related to major capital projects in 2000.

    Income tax benefit of $1,600,000 was recorded for the year compared to an income tax provision of $3,969,000 recorded in 2000 reflecting the impact of operating losses during fiscal 2000. The effective tax rate for the year was 39.9% compared to an effective tax rate in 1999 of 37.3%.

    Net loss for 2000 was $2,414,000, or $0.13 per share, compared to net income of $6,670,000, or $0.36 per diluted share, for the prior year. The decrease in earnings resulted from the above-mentioned items.

FINANCIAL CONDITION AND LIQUIDITY

    As of December 31, 2001, the Company had cash and cash equivalents of $5,355,000. The net working capital balance at December 31, 2001 was $(24,357,000) versus $21,754,000 at December 31, 2000 resulting primarily from decreases in receivables and inventory and classification of the Company's senior debt obligation as a current liability.

    During the year ended December 31, 2001, the Company used $444,000 in cash for operations. Investing activities, which include the purchase of product-related intangible assets as well as equipment required $4,126,000 in cash. Fixed asset purchases related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion accounted for $2,566,000 of the $4,126,000 cash used in investing activities and the Company expects to spend an additional $2,500,000 for such expansion during 2002. Financing activities provided $9,118,000 in cash primarily through the issuance of $5,000,000 subordinated convertible debentures and a $3,250,000 promissory note.

    In 1997 the Company entered into a $15 million revolving credit arrangement, increased to $25 million in 1998, and subsequently increased to $45 million in 1999, subject to certain financial covenants and secured by substantially all of the assets of the Company. The credit agreement, as amended effective January 1, 2002, requires the Company to maintain certain financial covenants. These covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the credit agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of Akorn stock other than a cessation of trading generally in the United States securities market,
(f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to an engagement letter at any time after June 15, 2002 or (i) experience any material adverse action taken by the FDA, the SEC, the DEA or any other Governmental Authority based on an alleged failure to comply with laws or regulations. The amended credit agreement requires a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The Company remitted the $5.6 million payment on

May 8, 2002. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million.

    The Company's senior lenders agreed to extend the credit agreement to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements except that the Company is not required to comply with conditions (g) and (h) which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations in 2001 and 2000 of $21.0 million and $1.7 million, respectively and has a working capital deficiency of $24.4 million as of December 31, 2001. As discussed in Note G, the Company has significant borrowings which require, among other things, compliance with various covenants. On September 16, 2002, the Company was notified by it senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the most recent extension of the credit agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the credit agreement until January 3, 2003 if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement) and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders. The Company, as required in the Forbearance Agreement, has agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and has agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan.

    In addition, as discussed in Note M to the consolidated financial statements in Item 8, the Company is a party in governmental proceedings and potential claims by the Food and Drug Administration, the Securities and Exchange Commission and the Drug Enforcement Agency. While the Company is cooperating with each governmental agency, an unfavorable outcome in one or more proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation. In the event that the Company is not in compliance with the covenants during 2002 and does not negotiate amended covenants and/or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it and exercise any and all remedies available to it, including, but not limited to, foreclosure on the Company's assets.

    These matters, among others raise substantial doubt about whether the Company will be able to continue as a going concern. The Company's ability to operate as a going concern is dependent on its ability to successfully negotiate with its senior lenders to extend its borrowing on a long term basis, to obtain such additional financing or re-financing as may be required, and ultimately to achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     As discussed above, the current credit facility matured on August 31, 2002 and is subject to the Forbearance Agreement discussed above which matures on January 3, 2003, at which point the Company will need to re-negotiate or obtain new financing. While there can be no guarantee that the Company will be successful in re-negotiating or obtaining new financing, the Company believes it has a good relationship with its lenders, is returning to generating income from operations and, as required, will retain a consulting firm to assist in the development of a restructuring plan. As a result, management of the Company believes that the Company will be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot presently be determined.

    On July 12, 2001 the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current CEO and Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt.

    Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Trust and the Company's senior lenders. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

    The Company, in accordance with Accounting Principles Board ("APB") Opinion No. 14, recorded the subordinated debt transaction such that the convertible debt and warrants have been assigned independent values. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and (iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. In accordance with Emerging Issues Task Force Abstract 00-27, the Company has also computed and recorded a value related to the "intrinsic" value of the convertible debt. This calculation determines the value of the embedded conversion option within the debt that has become beneficial to the owner as a result of the application of APB Opinion No. 14. This value was determined to be $1,508,000 and was recorded as additional paid in capital. The remaining $1,976,000 was recorded as long-term debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the "intrinsic" value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt.

    In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund Akorn's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001, interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois and to address the issues set forth in the Form 483 and warning letter received from the FDA. The Promissory Note is subordinated to Akorn's senior debt owed to The Northern Trust Company but is senior to Akorn's subordinated debt owed to the Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm, Inc. with the option of securing at least 15% of the capacity of Akorn's lyophilization facility each year. Dr. John
N. Kapoor, the Company's chairman and chief executive officer is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

    Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The change related to the convertibility of the interest accrued on the $3,000,000 tranche requires that shareholder approval be received by August 31, 2002, which was subsequently extended to December 31, 2002.

    In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $2,189,000 and $2,442,000 at December 31, 2001 and 2000, respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

    The fair value of the debt obligations approximated the recorded value as of December 31, 2001. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,650,000, would be lower than the current carrying value of $3,250,000.

SELECTED QUARTERLY DATA
In Thousands, Except Per Share Amounts

As previously reported:

                                                                              NET INCOME (LOSS)
                                                                      --------------------------------
                                                           GROSS                  PER SHARE  PER SHARE
                                             REVENUES  PROFIT (LOSS)    AMOUNT      BASIC     DILUTED
                                             --------  -------------  ---------   ---------  ---------
           Year Ended December 31, 2001:
             1st Quarter................     $ 6,076     $ (5,783)    $ (12,977)   $(0.67)    $(0.67)
             2nd Quarter................      10,637        2,509        (6,275)    (0.33)     (0.33)
             3rd Quarter................      12,842        5,013          (479)    (0.02)     (0.02)
             4th Quarter................      12,693        5,362           120      0.01       0.01
                                             -------     --------     ---------    ------     ------
                    Total                    $42,248     $  7,101     $ (19,611)   $(1.01)    $(1.01)
                                             =======     ========     =========    ======     ======

           Year Ended December 31, 2000:
             1st Quarter................     $16,644     $  8,413     $   1,794    $ 0.10     $ 0.09
             2nd Quarter................      18,320        9,786         2,184      0.11       0.11
             3rd Quarter................      16,878        7,096           415      0.02       0.02
             4th Quarter................      15,085        3,542        (2,206)    (0.11)     (0.11)
                                             -------     --------     ---------    ------     ------
                    Total                    $66,927     $ 28,837     $   2,187    $ 0.11     $ 0.11
                                             =======     ========     =========    ======     ======

As restated, see Note S "Restatement" in the consolidated financial statements included in Item 8:

                                                                               NET INCOME (LOSS)
                                                                       --------------------------------
                                                             GROSS                 PER SHARE  PER SHARE
                                               REVENUES  PROFIT (LOSS)   AMOUNT      BASIC     DILUTED
                                               --------  -------------  --------   ---------  ---------
             Year Ended December 31, 2001:
               1st Quarter - RESTATED.....     $ 6,076     $ (5,783)   $  (8,376)   $(0.43)    $(0.43)
               2nd Quarter................      10,637        2,509       (6,275)    (0.33)     (0.33)
               3rd Quarter - RESTATED.....      12,842        5,013         (536)    (0.03)     (0.03)
               4th Quarter - RESTATED.....      12,693        5,362           41      0.00       0.00
                                               -------     --------    ---------    ------     ------
                      Total - RESTATED         $42,248     $  7,101    $ (15,146)   $(0.78)    $(0.78)
                                               =======     ========    =========    ======     ======

             Year Ended December 31, 2000:
               1st Quarter................     $16,644     $  8,413    $   1,794    $ 0.10     $ 0.09
               2nd Quarter................      18,320        9,786        2,184      0.11       0.11
               3rd Quarter................      16,878        7,096          415      0.02       0.02
               4th Quarter - RESTATED.....      15,085        3,542       (6,807)    (0.35)     (0.35)
                                               -------     --------    ---------    ------     ------
                      Total - RESTATED         $66,927     $ 28,837    $  (2,414)   $(0.13)    $(0.13)
                                               =======     ========    ==========   =======    =======

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

    At December 31, 2001, the Company had total outstanding indebtedness of $52,646,000, or 69% of total capitalization. This significant debt load could limit the Company's operating flexibility as a result of restrictive covenants placed on the Company by its lenders. Further, the current debt levels could require usage of a large portion of the cash flow from operations for debt payments that would reduce the availability of cash flow to fund operations, product acquisitions, expansion of the Company's sales force, facilities improvements and research and development activities. On a number of occasions, the Company has been out of compliance with many of the financial and other covenants contained in the documents that govern its debt. To date, the Company has been able to either renegotiate the terms of such covenants or obtain waivers or forbearance of such non-compliance.

    On September 16, 2002, the Company was notified by it senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the most recent extension of the credit agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the credit agreement until January 3, 2003 if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement) and the Company acknowledged its current default. The Company is a party in governmental proceedings and potential claims by the FDA, the SEC and the DEA.

See "Item 3. Legal Proceedings." An unfavorable outcome in one or more proceeding may constitute a material adverse action that would constitute a covenant violation. While there can be no guarantee that the Company will be successful in re-negotiating or obtaining new financing, the Company believes it has a good relationship with its lenders, is returning to generating income from operations and, as required, will retain a consulting firm to assist in the development of the restructuring plan. See Note A "Basis of Presentation" in the consolidated financial statements included in Item 8 for a discussion on the Company's ability to continue as a going concern.

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

    All pharmaceutical manufacturers, including the Company, are subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act ("FDC Act"). Under the FDC Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with current good manufacturing practices ("cGMP"), to recall products which present a health risk, and to seek civil monetary and criminal penalties. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products marketed by the Company or the halting of manufacturing operations of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, product recalls may be issued at the discretion of the Company, the FDA or other government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that restriction or prohibition on sales, halting of manufacturing operations or recalls of the Company's pharmaceutical products will not occur in the future. Any such actions could have a material adverse effect on the Company's business, financial condition and results of operations. Further, such actions, in certain circumstances, could constitute an event of default under the provision of the Company's senior debt.

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

    During 2000, the Company received a warning letter as a result of a routine inspection of its Decatur manufacturing facilities. This letter focused on general documentation and cleaning validation issues. The Company was re-inspected in late 2001 and the FDA issued a Form 483 documenting its findings. The Company responded to these findings on January 4, 2002 and the FDA has accepted the Company's response. The Company anticipates a re-inspection of its Decatur facility by the FDA in the fourth quarter of 2002. The warning letter prevents the FDA from issuing any approval for new products manufactured at the Decatur facility. The warning letter does not inhibit the Company's ability to continue manufacturing products that are currently approved. The warning letter does not impact the operations at the Somerset facility. See Item 3 "Legal Proceedings."

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

    On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C.
Section 801, et. seq. and regulations promulgated under the Act. The Company continues to have discussions with the United States Attorneys Office and anticipates that any action under this matter will not have a material impact on its financial statements. See Item 3 "Legal Proceedings."

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

Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities

    The Company's strategy for growth is dependent upon its ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. As of December 31, 2002, the Company had 17 ANDAs in various stages of development and anticipates filing two NDAs relating to the usage of Indocyanine Green for age-related macular degeneration and intra-ocular staining at some point in the future. See "Item 1. Description of Business -- Research and Development." The Company may not meet its anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that it has submitted or anticipates submitting. The internal development of new pharmaceutical products by the Company is dependent upon the research and development capabilities of the Company's personnel and its infrastructure. There can be no assurance that the Company will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into its existing product lines. In addition, there can be no assurance that the Company will receive all necessary approvals from the FDA or that such approvals will not involve delays, which adversely affect the marketing and sale of the Company's products. Until such time as the Company receives clearance from the Form 483 and warning letter received from the FDA, the Company will not receive approval from the FDA to manufacture any new NDA products at its Decatur facility. The Company's failure to develop new products or receive FDA approval of ANDAs or NDAs, or address the issues raised in the Form 483 and warning letter received from the FDA, could have a material adverse effect on the Company's business, financial condition and results of operations. Another part of the Company's growth strategy is to develop the capability to manufacture lyophilized (freeze-dried) pharmaceutical products. While the Company has devoted resources to developing these capabilities, it may not be successful in developing these capabilities, or the Company may not realize the anticipated benefits from developing these capabilities.

Generic Substitution

    The Company's branded pharmaceutical products are subject to competition from generic equivalents and alternative therapies. Generic pharmaceuticals are the chemical and therapeutic equivalents of brand-name pharmaceuticals and represent an increasing proportion of pharmaceuticals dispensed in the United States. There is no proprietary protection for most of the branded pharmaceutical products sold by the Company and other pharmaceutical companies sell generic and other substitutes for most of its branded pharmaceutical products. In addition, governmental and cost-containment pressures regarding the dispensing of generic equivalents will likely result in generic substitution and competition generally for the Company's branded pharmaceutical products. Although the Company attempts to mitigate the effect of this substitution through, among other things, creation of strong brand-name recognition and product-line extensions for its branded pharmaceutical products, there can be no assurance that the Company will be successful in these efforts. Increased competition in the sale of generic pharmaceutical products could have a material adverse effect on the Company's business, financial condition and results of operations. Generic substitution is regulated by the federal and state governments, as is reimbursement for generic drug dispensing. There can be no assurance that substitution will be permitted for newly approved generic drugs or that such products will be subject to government reimbursement.

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

Risks and Expense of Legal Proceedings

    The Company is currently involved in several pending or threatened legal actions with both private parties and certain government agencies. See "Legal Proceedings". While the Company believes that its positions in these various matters are meritorious, to the extent that the Company's personnel must spend time and the Company must expend resources to pursue or contest these various matters, or any additional matters that may be asserted from the time to time in the future, this represents time and money that is not available for other actions that the Company might otherwise pursue which could be beneficial to the Company's future. In addition, to the extent that the Company is unsuccessful in any legal proceedings, the consequences could have a negative impact on the Company or its operations. These consequences could include, but not be limited to, fines, penalties, injunctions, the loss of patent or other rights, the need to write down or off the value of assets (which could negatively impact the Company's earnings and/or cause the violation of debt covenants) and a wide variety of other potential remedies or actions that could be taken against the Company. While the Company will continue to vigorously pursue its rights in all such matters, no assurance can be given that the Company will be successful in any of these proceedings or, even if successful, that the Company would be able to recoup any of the moneys expended in pursuing such matters.

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

Exercise of Warrants, Conversion of Subordinated Debt, May have Dilutive Effect

    Under the terms of a $5,000,000 subordinated debt transaction, which the Company entered into on July 12, 2001 with the John N. Kapoor trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current CEO and Chairman of the Board of Directors, the Trust agreed to provide the Company with $5,000,000 of subordinated debt in two separate tranches of $3,000,000 ("Tranche A") and $2,000,000 ("Tranche B"). In return for providing the subordinated debt, the Trust was granted Warrants to purchase 1,000,000 shares of common stock, at a purchase price of $2.85 per share for Tranche A and 667,000 shares of common stock, at a purchase price of $2.25 per share, for Tranche B. In addition, Tranche A, plus the interest on Tranche A, is convertible into common stock of the Company at a price of $2.28 per share, and Tranche B, plus the interest on Tranche B, is convertible into common stock of the Company at a price of $1.80 per share. If the price per share of the Company's common stock at the time of exercise of the Warrants or conversion of the subordinated debt is in excess of the various Warrant exercise or conversion prices, exercise of the Warrants and conversion of the subordinated debt would have a dilutive effect on the Company's common stock. The amount of such dilution, however, cannot currently be determined as it would depend on the difference between the stock price and the price at which the warrants were exercised or the subordinated debt was converted at the time of exercise or conversion.

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

Quarterly Fluctuation of Results; Possible Volatility of Stock Price

    The Company's results of operations may vary from quarter to quarter due to a variety of factors including, but not limited to, the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for Company products, expenditures to comply with governmental requirements for manufacturing facilities, expenditures incurred to acquire and promote pharmaceutical products, changes in the Company's customer base, a customer's termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by the Company's competitors, loss of key personnel, changes in the mix of products sold by the Company, changes in sales and marketing expenditures, competitive pricing pressures, expenditures incurred to pursue or contest pending or threatened legal action and the Company's ability to meet its financial covenants. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period. Such fluctuations may result in volatility in the price of the Company's Common Stock.

Relationships with Other Entities; Conflicts of Interest

    Mr. John N. Kapoor, Ph.D., the Company's Chairman of the Board, Chief Executive Officer and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with the Company. Further, Dr. Kapoor has loaned the Company $5,000,000 with the result that he has become a major creditor of the Company as well as a major shareholder. See "Financial Condition and Liquidity." Potential conflicts of interest could have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, was effective for the Company's fiscal 2001 financial statements and was adopted by the Company on January 1, 2001. Adoption of these standards did not have an effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued three statements, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

    SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations," and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill. The following criteria is to be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS No. 141 are effective for all business combinations completed after June 30, 2001. The adoption of this new standard did not have an effect on the Company's financial statements.

    SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002. The adoption of this new standard did not have an effect on the Company's financial statements as no impairments were recognized.

    SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted SFAS No. 143 as of January 1, 2002. The adoption of this new standard did not have an effect on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have an effect on the Company's financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure involves three debt instruments. The credit agreement with The Northern Trust Company and the subordinated convertible debentures issued to the John N. Kapoor Trust bear the same interest rate, which fluctuates at Prime plus 300 basis points. The promissory note issued to NeoPharm, Inc. ("NeoPharm") bears interest at an initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. All of the Company's remaining long-term debt is at fixed interest rates. Management estimates that a change of 100 basis points in its variable rate debt from the interest rates in effect at December 31, 2001 would result in a $394,000 change in annual interest expense.

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

    The fair value of the debt obligations approximated the recorded value as of December 31, 2001. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,650,000, would be lower than the current carrying value of $3,250,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements are included in Part II, Item 8 of this Form 10-K/A.

   Independent Auditors' Report....................................................................................           25
   Consolidated Balance Sheets as of December 31, 2001 (Restated) and 2000 (Restated)..............................           26
   Consolidated Statements of Operations for the years ended December 31, 2001 (Restated), 2000 (Restated) and 1999           27
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001 (Restated),
       2000 (Restated) and 1999....................................................................................           28
   Consolidated Statements of Cash Flows for the years ended December 31, 2001 (Restated), 2000 (Restated) and 1999           29
   Notes to Consolidated Financial Statements......................................................................           30

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of Akorn, Inc.:

We have audited the accompanying consolidated financial statements of Akorn, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, as listed in the Index at Item 8. Our audits also included the financial statement schedule listed in the Index at Item 14(a).2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's losses from operations in recent years, working capital deficiency as of December 31, 2001 and the need to refinance or extend its debt on a long-term basis raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note S, the accompanying 2001 and 2000 financial statements have been restated.


Deloitte & Touche LLP


Chicago, Illinois
September 24, 2002, except for paragraph 5
of Note T, as to which the date is October 1, 2002

                                   AKORN, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                                      DECEMBER 31,
                                                                                  2001          2000
                                                                               ----------    -------
                                                                               AS RESTATED   AS RESTATED
       ASSETS                                                                   SEE NOTE S    SEE NOTE S
       CURRENT ASSETS
         Cash and cash equivalents..........................................   $   5,355     $     807
         Trade accounts receivable (less allowance for
            doubtful accounts of $3,706 and $8,321 at December 31, 2001
            and 2000, respectively).........................................       5,902        16,624
         Inventory..........................................................       8,135        14,058
         Deferred income taxes..............................................       2,069         4,935
         Income taxes recoverable...........................................       6,540           --
         Prepaid expenses and other current assets..........................         579         1,098
                                                                               ---------     ---------
            TOTAL CURRENT ASSETS............................................      28,580        37,522

       OTHER ASSETS
         Intangibles, net...................................................      18,485        20,342
         Deferred income taxes..............................................       3,850           --
         Other..............................................................         113            22
                                                                               ---------     ---------
            TOTAL OTHER ASSETS..............................................      22,448        20,364
       PROPERTY, PLANT AND EQUIPMENT, NET...................................      33,518        34,031
                                                                               ---------     ---------
            TOTAL ASSETS....................................................   $  84,546     $  91,917
                                                                               =========     =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
         Current installments of long-term debt.............................   $  45,072     $   7,753
         Trade accounts payable.............................................       3,035         5,900
         Income taxes payable...............................................         --            556
         Accrued compensation...............................................         760           854
         Accrued expenses and other liabilities.............................       4,070           705
                                                                               ---------     ---------
            TOTAL CURRENT LIABILITIES.......................................      52,937        15,768
       Long-term debt.......................................................       7,574        39,089
       Other long-term liabilities..........................................         205           --
       Deferred income taxes................................................         --          1,829
                                                                               ---------     ---------
            TOTAL LIABILITIES...............................................      60,716        56,686
                                                                               ---------     ---------

       COMMITMENTS AND CONTINGENCIES (Notes C, H and M)
       SHAREHOLDERS' EQUITY
         Preferred stock, $1.00 par value -- authorized 5,000,000
            shares; none issued
         Common stock, no par value -- authorized 40,000,000
            shares; issued and outstanding 19,465,815 and 19,247,299
            shares at December 31, 2001 and 2000, respectively..............      26,392        22,647
         Retained earnings (accumulated deficit)............................      (2,562)       12,584
                                                                               ---------     ---------
            TOTAL SHAREHOLDERS' EQUITY......................................      23,830        35,231
                                                                               ---------     ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................   $  84,546     $  91,917
                                                                               =========     =========


See notes to consolidated financial statements.

                                   AKORN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                                           2001        2000        1999
                                                                       -----------  ----------  -------
                                                                       AS RESTATED  AS RESTATED
                                                                       SEE NOTE S   SEE NOTE S

       Revenues....................................................    $   42,248   $  66,927   $  64,632
       Cost of sales...............................................        35,147      38,090      31,155
                                                                       ----------   ---------   ---------
         GROSS PROFIT..............................................         7,101      28,837      33,477
       Selling, general and administrative expenses................        24,005      24,917      16,733
       Amortization of intangibles.................................         1,494       1,519       1,878
       Research and development expenses...........................         2,598       4,132       2,744
                                                                       ----------   ---------   ---------
                                                                           28,097      30,568      21,355
                                                                       ----------   ---------   ---------
         OPERATING INCOME (LOSS)...................................       (20,996)     (1,731)     12,122
       Interest and other income (expense):
         Interest income...........................................           --          --           31
         Interest expense..........................................        (3,768)     (2,400)     (1,921)
         (Loss) gain on sale of fixed assets.......................           (78)        --          275
         Other (expense) income, net...............................           (84)        117         132
                                                                       ----------   ---------   ---------
                                                                           (3,930)     (2,283)     (1,483)
                                                                       ----------   ---------   ---------
       INCOME (LOSS) BEFORE INCOME TAXES...........................       (24,926)     (4,014)     10,639
       Income tax (benefit) provision..............................        (9,780)     (1,600)      3,969
                                                                       ----------   ----------  ---------
         NET INCOME (LOSS).........................................    $  (15,146)  $  (2,414)  $   6,670
                                                                       ==========   ==========  =========
       NET INCOME (LOSS) PER SHARE:
            BASIC..................................................    $    (0.78)  $   (0.13)  $    0.37
                                                                       ==========   ==========  =========
            DILUTED................................................    $    (0.78)  $   (0.13)  $    0.36
                                                                       ==========   ==========  =========
       SHARES USED IN COMPUTING NET INCOME
         (LOSS) PER SHARE:
            BASIC..................................................        19,337      19,030      18,269
                                                                       ==========   =========   =========
            DILUTED................................................        19,337      19,030      18,573
                                                                       ==========   =========   =========

See notes to consolidated financial statements.

                                   AKORN, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                               COMMON STOCK
                                                             -------------------        RETAINED
                                                                                        EARNINGS
                                                                                      (ACCUMULATED    TREASURY
                                                             SHARES        AMOUNT       DEFICIT)        STOCK         TOTAL
                                                             ------        ------       --------        -----         -----
             Balances at January 1, 1999............         18,122      $ 17,952     $   8,328        $ --        $  26,280
             Net income.............................            --            --          6,670          --            6,670
             Treasury stock received in lieu of
               cash.................................             (9)          --            --           (35)            (35)
             Exercise of stock options..............            476         1,228           --           --            1,228
             Management bonus paid in common stock..             27           109           --           --              109
             Treasury stock reissued................              9            (6)          --            35              29
             Shares issued in connection with
               the employee stock purchase plan.....             26           109           --           --              109
                                                             ------      --------     ---------        -----       ---------
             Balances at December 31, 1999..........         18,651        19,392        14,998          --           34,390
             Net loss (AS RESTATED, SEE NOTE S).....            --            --         (2,414)         --           (2,414)
             Exercise of stock options..............            576         3,105           --           --            3,105
             Shares issued in connection with
               the employee stock purchase plan.....             20           150           --           --              150
                                                             ------      --------     ---------        -----       ---------
             Balances at December 31, 2000
               (AS RESTATED, SEE NOTE S)............         19,247        22,647        12,584          --           35,231
             Net loss  (AS RESTATED, SEE NOTE S)....            --            --        (15,146)         --          (15,146)
             Warrants issued in connection with
               convertible debentures...............            --          1,516           --           --            1,516
             Intrinsic value of conversion feature
               in connection with the issuance of
               convertible debentures (AS RESTATED,
               SEE NOTE S)..........................            --          1,508           --           --            1,508
             Exercise of stock options..............            175           583           --           --              583
             Shares issued in connection with
               the employee stock purchase plan.....             44           138           --           --              138
                                                             ------      --------     ---------        -----       ---------
             Balances at December 31, 2001
               (AS RESTATED, SEE NOTE S)............         19,466      $ 26,392     $  (2,562)       $ --        $  23,830
                                                          =========      ========     =========        =====       =========

See notes to consolidated financial statements.

                                   AKORN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------
                                                                                         2001        2000         1999
                                                                                     -----------   -----------  --------
                                                                                     AS RESTATED   AS RESTATED
                                                                                      SEE NOTE S   SEE NOTE S
       OPERATING ACTIVITIES
       Net income (loss)..........................................................   $  (15,146)   $   (2,414)  $    6,670
         Adjustments to reconcile net income (loss) to net cash
            (used in) provided by operating activities:
            Depreciation and amortization.........................................        4,286         3,539        3,161
            Impairment of long-lived assets.......................................        2,132           --           --
            Loss (gain) on disposal of fixed assets...............................           78           --          (245)
            Stock bonus...........................................................          --            --           109
            Deferred income taxes.................................................       (2,813)       (3,675)         763
            Amortization of debt discount.........................................          431           --           --
            Other.................................................................          --            --            (6)
            Changes in operating assets and liabilities:
              Accounts receivable.................................................       10,722         1,071       (6,992)
              Income taxes recoverable............................................       (6,540)          --           --
              Inventory, prepaid expenses and other assets........................        6,351         2,173       (5,213)
              Trade accounts payable, accrued expenses and other liabilities......          611           718        1,750
              Income taxes payable................................................         (556)       (1,050)         134
                                                                                     ----------    ----------   ----------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES........................         (444)          362          131
       INVESTING ACTIVITIES
       Purchases of property, plant and equipment.................................       (3,626)      (15,239)      (6,157)
       Proceeds from disposal of fixed assets.....................................          --            --           629
       Purchase of product intangibles and product licensing
         Fees.....................................................................         (500)       (2,449)        (705)
                                                                                     ----------    ----------   ----------
       NET CASH USED IN INVESTING ACTIVITIES......................................       (4,126)      (17,688)      (6,233)
       FINANCING ACTIVITIES
       Proceeds from exercise of stock options....................................          721         3,255        1,337
       Repayments of long-term debt...............................................       (1,153)      (22,206)     (22,584)
       Proceeds from issuance of long-term debt...................................        8,034        37,100       26,800
       Proceeds from issuance of stock warrants...................................        1,516           --           --
       Principal payments under capital lease obligations.........................          --            (41)        (162)
                                                                                     ----------    ----------   ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES..................................        9,118        18,108        5,391
                                                                                     ----------    ----------   ----------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................        4,548           782         (711)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................          807            25          736
                                                                                     ----------    ----------   ----------
       CASH AND CASH EQUIVALENTS AT END OF YEAR...................................   $    5,355    $      807   $       25
                                                                                     ==========    ==========   ==========

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

    BASIS OF PRESENTATION: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations in 2001 and 2000 of $21.0 million and $1.7 million, respectively and has a working capital deficiency of $24.4 million as of December 31, 2001. As discussed in Note G, the Company has significant borrowings which require, among other things, compliance with various covenants. On September 16, 2002, the Company was notified by it senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the most recent extension of the credit agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the credit agreement until January 3, 2003 if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement) and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders. The Company, as required in the Forbearance Agreement, has agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and has agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan.

    In addition, as discussed in Note M, the Company is a party in governmental proceedings and potential claims by the Food and Drug Administration, the Securities and Exchange Commission and the Drug Enforcement Agency. While the Company is cooperating with each governmental agency, an unfavorable outcome in one or more proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation. In the event that the Company is not in compliance with the covenants during 2002 and does not negotiate amended covenants and/or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it and exercise any and all remedies available to it, including, but not limited to, foreclosure on the Company's assets.

    These matters, among others raise substantial doubt about whether the Company will be able to continue as a going concern. The Company's ability to operate as a going concern is dependent on its ability to successfully negotiate with its senior lenders to extend its borrowing on a long term basis, to obtain such additional financing or re-financing as may be required, and ultimately to achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     As discussed above, the current credit facility matured on August 31, 2002 and is subject to the Forbearance Agreement discussed above which matures on January 3, 2003, at which point the Company will need to re-negotiate or obtain new financing. While there can be no guarantee that the Company will be successful in re-negotiating or obtaining new financing, the Company believes it has a good relationship with its lenders, is returning to generating income from operations and, as required, will retain a consulting firm to assist in the development of a restructuring plan. As a result, management of the Company believes that the Company will be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot presently be determined.

    Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions relate to the allowance for doubtful accounts, the allowance for chargebacks, the allowance for rebates, the reserve for slow-moving and obsolete inventory, the allowance for product returns, the carrying value of intangible assets and the carrying value of deferred tax assets.

    Revenue Recognition: The Company recognizes sales upon the shipment of goods, provided that all obligations of the Company have been fulfilled and collection of the related receivable is probable. Provision is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date for estimated chargebacks, rebates and product returns. Royalty revenue is recognized when earned and is based on net sales, as defined.

    Cash Equivalents: The Company considers all highly liquid investments with maturity of three months or less, when purchased, to be cash equivalents.

    Accounts Receivable: The nature of the Company's business inherently involves, in the ordinary course, significant amounts and substantial volumes of accounting activity (i.e., transactions and estimates) relating to allowances for product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company's wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company's accounts receivable. The process of claiming these deductions depends on wholesalers reporting to Akorn the amount of deductions that were earned under the respective terms with end-user customers (which in turn depends on which end-user customer, under which pricing arrangement, might be entitled to a particular deduction). This process can lead to "partial payments" against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

    Allowance for Chargebacks and Rebates: The Company enters contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers. When a wholesaler sells products to one of the third parties that is subject to a contractual price agreement, the difference between the price to the wholesaler and the price under the contract is charged back to the Company by the wholesaler. The Company reduces gross sales and accounts receivable by the estimated chargeback amount when it sells product to a wholesaler. The Company evaluates the chargeback allowance against actual chargebacks processed by wholesalers. Actual chargebacks processed can vary materially from period to period.

    Similarly, the Company maintains an allowance for rebates related to contract and other programs with wholesalers. These allowances also reduce gross sales and accounts receivable by the amount of the estimated rebate amount when the Company sells its products to the wholesalers. The Company evaluates the allowance against actual rebates processed and such amount can vary materially from period to period.

    The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesalers under these various contracts and programs. For the years ended December 31, 1999, 2000 and 2001, the Company recorded chargeback and rebate expense of $23,793,000, $29,558,000 and $28,655,000, respectively. The balance for these allowances was $4,190,000 and $3,296,000 as of December 31, 2001 and 2000,
respectively.

    In May 2001, the Company completed an analysis of its March 31, 2001 allowance for chargebacks and rebates. In performing such analysis, the Company utilized recently obtained reports of wholesalers' inventory information, which had not been previously obtained or utilized. Based on the wholesalers' March 31, 2001 inventories and historical chargeback and rebate activity, the Company recorded an allowance of $6,961,000, which resulted in an expense of $12,000,000 for the three months ended March 31, 2001, as compared to an allowance of $3,296,000 at December 31, 2000.

    During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability determining that an additional $2,250,000 provision needed to be recorded. This additional increase to the allowance was necessary to reflect the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups.

    Allowance for Product Returns: The Company maintains an allowance for estimated product returns. This allowance is reflected as a reduction of account receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period. For the years ended December 31, 1999, 2000 and 2001, the

Company recorded a provision for product returns of $205,000, $1,159,000 and $4,103,000, respectively. The allowance for potential product returns was $232,000 and $548,000 at December 31, 2000 and 2001, respectively.

    Based on the wholesalers' inventory information, the Company increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2000. The provision for the three months ended March 31, 2001 was $2,559,000.

    Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable. The expense related to doubtful accounts is reflected in SG&A expenses. For the years ended December 31, 1999, 2000 and 2001, the Company recorded a provision for doubtful accounts of $161,000, $8,127,000 and $4,480,000, respectively. The allowance for doubtful accounts was $8,321,000 and $3,706,000 as of December 31, 2000 and 2001, respectively.

    In late 2000, the Company began reconciling and making collection attempts of certain outstanding and past-due receivables, primarily involving certain of its major customers (including wholesalers). The Company was confronted with customers unwilling to pay invoiced amounts without the Company meeting certain high levels of evidentiary support. The Company concluded it would be unable to collect these amounts from certain customers. As a result, the Company recorded bad debt expense of $7,520,000 during the fourth quarter of 2000. During the second quarter of 2001, the Company used then available information and recent experience to update its analysis and estimated that it needed to increase its allowance for doubtful accounts to $12,928,000 at June 30, 2001 from $8,321,000 at December 31, 2000. The expense for the three months ended June 30, 2001 was $4,610,000.

    Allowance for Discounts: The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the year ended December 31, 2001 the Company recorded a provision for discounts of $886,000. Previous to 2001, the Company did not offer discounts. The allowance for discounts was $143,000 as of December 31, 2001.

    Inventory: Inventory is stated at the lower of cost (average cost method) or market (see Note E). Provision is made for slow-moving, unsalable or obsolete items based upon recent historical sales by unit. The Company evaluates the potential sales of its products over their remaining lives and estimates the amount that may expire before being sold. For the years ended December 31, 1999, 2000 and 2001, the Company recorded a provision for inventory obsolescence of $611,000, $3,983,000 and $1,830,000, respectively. The allowance for inventory obsolescence was $3,171,000 and $1,845,000 as of December 31, 2000 and 2001, respectively.

    In the fourth quarter of 2000, the Company increased its inventory obsolescence reserve by $2,700,000 to account for slow moving and obsolete inventory primarily related to products purchased from third parties in 1998 and 1999 for which the original sales forecast overestimated actual demand.

    In the first quarter of 2001, based on sales trends and forecasted sales activity by product, the Company increased its allowance for inventory obsolescence to $4,583,000. The provision for the three months ended March 31, 2001 was $1,500,000. The allowance for inventory obsolescence was $1,845,000 at December 31, 2001.

    Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 2001 and 2000 was $7,132,000 and $5,954,000, respectively. The
Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows (See Note T).

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

    Net Income (Loss) Per Common Share: Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income
(loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.

    The following table shows basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share information):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                      2001        2000          1999
                                                                                  -----------  ---------     -------
              Net income (loss) per share -- basic:
                Net income (loss).............................................    $  (15,146)  $  (2,414)    $   6,670
                Weighted average number of shares outstanding.................        19,337      19,030        18,269
              Net income (loss) per share -- basic............................    $    (0.78)  $   (0.13)    $    0.37
                                                                                  ==========   ==========    =========

              Net income (loss) per share -- diluted:
                Net income (loss).............................................    $  (15,146)  $  (2,414)    $   6,670
                Net income (loss) adjustment for interest on convertible
                   debt.......................................................           --          --            --
                                                                                  ----------   ---------     --------
                Net income (loss), as adjusted................................    $  (15,146)  $  (2,414)    $   6,670
                                                                                  ==========   ==========    =========
                Weighted average number of shares outstanding.................        19,337      19,030        18,269
                Additional shares assuming conversion of convertible debt
                   and convertible interest on debt(1)........................           --          --            --
                Additional shares assuming conversion of warrants(2)..........           --          --            --
                Additional shares assuming conversion of options(3)...........           --          --            304
                                                                                  ----------   ---------     ---------
                Weighted average number of shares outstanding, as
                   adjusted...................................................        19,337      19,030        18,573
                                                                                  ==========   =========     =========
              Net income (loss) per share -- diluted..........................    $    (0.78)  $   (0.13)    $    0.36
                                                                                  ==========   ==========    =========

----------
(1) For 2001, debt and interest convertible into 2,519 shares of common stock was excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

(2) For 2001, warrants to purchase 1,667 shares of common stock were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

(3) For 2001 and 2000, options to purchase 3,226 and 1,827 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

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

    Fair Value of Financial Instruments: The Company's financial instruments include cash, accounts receivable, accounts payable and term debt. The fair values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,650,000, would be lower than the current carrying value of $3,250,000.

NOTE B -- NONCASH TRANSACTIONS

    In July 2001, the Company amended a license agreement with The Johns Hopkins University Applied Physics Laboratory (See Note C). As part of that amendment, the Company delivered research and development equipment in lieu of a $100,000 payment. The Company recorded a gain of $51,000 upon transfer of the equipment.

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

NOTE C -- PRODUCT AND OTHER ACQUISITIONS

    In April 2000, the Company entered into a worldwide license agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL"). This license provided the Company exclusive rights to two patents covering the methodology and instrumentation for a method of treating age-related macular degeneration. Upon signing the agreement, the Company made an initial payment under the agreement of $1,484,500. In July 2001, this license agreement was amended such that the Company relinquished the international rights to the two patents in exchange for a reduced financial obligation. The Company retained the exclusive rights in the United States of America. Future payments of $600,000 were required under terms of the amendment. The Company subsequently relinquished its rights to these patents and recorded an impairment charge as discussed in Note T.

    In March 1999, the Company purchased the Paredrine NDA and trade name from Pharmics for $62,500 in cash. The acquisition cost has been allocated to intangibles and will be amortized over 15 years.

    In February 1999, the Company paid $400,000 to Eastman Kodak to license IC Green raw material manufacturing processes. The acquisition cost has been allocated to intangibles and is being amortized over 15 years.

NOTE D -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The activity in the allowance for doubtful accounts for the periods indicated is as follows (in thousands):

                                                                           YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                          2001        2000         1999
                                                                       ----------  ---------    -------
                           Balance at beginning of year............    $   8,321   $   226      $    425
                           Provision for bad debts.................        4,480     8,127           161
                           Specific reversal of doubtful account...          --        --           (300)
                           Accounts written off....................       (9,095)      (32)          (60)
                                                                       ---------     -----       -------
                           Balance at end of year..................    $   3,706     $8,321      $   226
                                                                       =========     ======      =======


NOTE E -- INVENTORY

    The components of inventory are as follows (in thousands):

                                                                            DECEMBER 31,
                                                                        -------------------
                                                                          2001       2000
                                                                        --------  ---------
                           Finished goods..........................     $  2,906  $   5,014
                           Work in process.........................        1,082      3,644
                           Raw materials and supplies..............        4,147      5,400
                                                                        --------  ---------
                                                                        $  8,135  $  14,058

    Inventory at December 31, 2001 and 2000 is reported net of reserves for slow-moving, unsalable and obsolete items of $1,845,000 and $3,171,000, respectively.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):

                                                                                   DECEMBER 31,
                                                                            -----------------------
                                                                                2001         2000
                                                                            ----------   ----------
                              Land......................................    $      396   $      396
                              Buildings and leasehold improvements......         8,208        8,204
                              Furniture and equipment...................        25,724       21,508
                              Automobiles...............................            55           55
                                                                            ----------   ----------
                                                                                34,383       30,163
                              Accumulated depreciation..................       (16,440)     (13,697)
                                                                            ----------   ----------
                                                                                17,943       16,466
                              Construction in progress..................        15,575       17,565
                                                                            ----------   ----------
                                                                            $   33,518   $   34,031
                                                                            ==========   ==========

    Construction in progress represents capital expenditures principally related to the Company's lyophilization project that will enable the Company to perform processes in-house, which are currently being performed by a sub-contractor. The Company capitalized interest expense related to the lyophilization project of $1,111,000 and $795,000 in 2001 and 2000, respectively.

NOTE G -- FINANCING ARRANGEMENTS

    The Company's long-term debt consists of (in thousands):

                                                                                           DECEMBER 31,
                                                                                      --------------------
                                                                                         2001       2000
                                                                                      ---------  --------
                       Credit Agreement with The Northern Trust Company...........    $  44,800  $  44,400
                       Subordinated convertible debentures........................        5,000        --
                       Mortgages payable secured by real property located in
                         Decatur, Illinois........................................        2,189      2,442
                       Promissory note to NeoPharm, Inc...........................        3,250        --
                                                                                      ---------  --------
                                                                                         55,239     46,842
                       Less unamortized discount on subordinated convertible
                         debentures...............................................        2,593        --
                       Less current portion.......................................       45,072      7,753
                                                                                      ---------  ---------
                       Long-term debt.............................................    $   7,574  $  39,089
                                                                                      =========  =========

    Maturities of debt are as follows (in thousands):

                        Year ending December 31:
                        2002..............................................................         45,072
                        2003..............................................................            293
                        2004..............................................................            316
                        2005..............................................................            340
                        2006..............................................................          8,616
                        Thereafter........................................................            602
                                                                                                ---------
                                  Total...................................................      $  55,239
                                                                                                =========

    In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This Amended and Restated Credit Agreement (the "Credit Agreement") is secured by substantially all of the assets of the Company and its subsidiaries and contains a number of restrictive covenants. There were outstanding borrowings of $44,800,000 and $44,400,000 at December 31, 2001 and 2000, respectively. The interest rate as of December 31, 2001 was 7.75%.

    On April 16, 2001 the revolving credit agreement was amended (the "2001 Amendment") and included, among other things, extension of the term of the agreement, establishment of a payment schedule, revision of the method by which the interest rate was to be determined, and the amendment and addition of certain covenants. The 2001 Amendment also required the Company to obtain subordinated debt of $3 million by May 15, 2001 and waived certain covenant violations through March 31, 2001. The 2001 Amendment required payments throughout 2001 totaling $7.5 million, with the balance of $37.5 million due January 1, 2002. The method used to calculate interest was changed to the prime rate plus 300 basis points. Previously, the interest rate was computed at the federal funds rate or LIBOR plus an applicable percentage, depending on certain financial ratios.

    On July 12, 2001 the Company entered into a forbearance agreement (the "Prior Agreement") with its senior lenders under which the lenders agreed to forbear from taking action against the Company to enforce their rights under the currently existing Amended and Restated Credit Agreement until January 2, 2002. As part of the Prior Agreement, the Company acknowledged the existence of certain events of default. These events included a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

    The Company received two extensions, which extended the Prior Agreement to February 1, 2002 and March 15, 2002, respectively. Both of these extensions carried the same reporting requirements and covenants while establishing new cash receipts covenants for the months of January and February in 2002.

    On April 12, 2002, in lieu of further extending the Prior Agreement, the Company entered into an amendment to the Credit Agreement (the "2002 Amendment"), effective January 1, 2002. The 2002 Amendment included, among other things, extension of the term of the agreement, establishment of a payment schedule and the amendment and addition of certain covenants. The new covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the credit agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of Akorn stock other than a cessation of trading generally in the United States securities market, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to an engagement letter at any time after June 15, 2002 or (i) experience any material adverse action taken by the FDA, the SEC, the DEA or any other Governmental Authority based on an alleged failure to comply with laws or regulations. The amended credit agreement requires a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The Company remitted the $5.6 million payment on May 8, 2002. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million.

    The Company's senior lenders agreed to extend the credit agreement to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements except that the Company is not required to comply with conditions (g) and (h) which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.

    On September 16, 2002, the Company was notified by it senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the most recent extension of the credit agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the credit agreement until January 3, 2003 if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement) and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders. The Company, as required in the Forbearance Agreement, has agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and has agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan.

    The Company is a party in governmental proceedings and potential claims by the FDA, the SEC and the DEA. See Note M "Commitments and Contingencies". While the Company is cooperating with each governmental agency, an unfavorable outcome in one or more proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would constitute a covenant violation. In the event that the Company is not in compliance with the covenants during 2002 and does not negotiate amended covenants and/or obtain a waiver thereto, then the debt holder, at its option, may demand immediate payment of all outstanding amounts due it and exercise any and all remedies available to it, including, but not limited to, foreclosure on the Company's assets.

     The current credit facility matured on August 31, 2002 and is subject to the Forbearance Agreement discussed above which matures on January 3, 2003, at which point the Company will need to re-negotiate or obtain new financing.

    On July 12, 2001 as required under the terms of the Prior Agreement, the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current CEO and Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13) and $2,000,000 ("Tranche B" which was received on August 16). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt.

    Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Trust and the Company's senior lenders. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

    The Company, in accordance with Accounting Principles Board ("APB") Opinion No. 14, recorded the subordinated debt transaction such that the convertible debt and warrants have been assigned independent values. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and (iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. In accordance with Emerging Issues Task Force Abstract 00-27, the Company has also computed and recorded a value related to the "intrinsic" value of the convertible debt. This calculation determines the value of the embedded conversion option within the debt that has become beneficial to the owner as a result of the application of APB Opinion No. 14. This value was determined to be $1,508,000 and was recorded as additional paid in capital. The remaining $1,976,000 was recorded as long-term debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the "intrinsic" value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt.

    As of December 31, 2001, there was no available credit under the Amended and Restated Credit Agreement. Future working capital needs will be highly dependent upon the Company's ability to improve gross margins, control expenses and collect its past due receivables. Management believes that existing cash, cash flow from operations and the subordinated debt proceeds will be sufficient to meet the cash needs of the business for the next twelve months, but that additional funding will be needed to refund the current bank debt. If available funds, cash generated from operations and subordinated debt proceeds are insufficient to meet immediate liquidity requirements, further financing and/or reductions of existing operations will be required. There are no guarantees that such financing will be available or available on acceptable terms. Further, such additional financing may require the granting of rights, preferences or privileges senior to those rights of the common stock and existing stockholders may experience substantial dilution of their ownership interests. The Company will need to refinance or extend the maturity of the bank credit agreement, as it does not anticipate sufficient cash to make the January 3, 2003 scheduled payment. See Note T "Subsequent Events."

    In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund Akorn's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001, interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The Promissory Note is subordinated to Akorn's senior debt owed to The Northern Trust Company but is senior to Akorn's subordinated debt owed to the Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm, Inc. with the option of securing at least 15% of the capacity of Akorn's lyophilization facility each year. Dr. John
N. Kapoor, the Company's chairman and chief executive officer is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

    Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The change related to the convertibility of the interest accrued on the $3,000,000 tranche requires that shareholder approval be received by August 31, 2002, which date has been extended to December 31, 2002.

    In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $2,189,000 and $2,442,000 at December 31, 2001 and 2000, respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

NOTE H -- LEASING ARRANGEMENTS

    The Company leased certain equipment under capital lease arrangements that expired in 2000. Property, plant and equipment includes the following amounts relating to such capital leases (in thousands):

                                                                                                     DECEMBER 31,
                                                                                                   --------------
                                                                                                    2001     2000
                                                                                                   -----   ------
                   Furniture and equipment.................................................        $ --    $  806
                   Less accumulated depreciation...........................................          --      (806)
                                                                                                   -----   ------
                                                                                                   $ --    $   --
                                                                                                   =====   ======

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

    The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases (in thousands):

                   Year ending December 31,
                   2002....................................................................           $  1,749
                   2003....................................................................              1,219
                   2004....................................................................              1,149
                   2005....................................................................              1,145
                   2006....................................................................              1,129
                   2007 and thereafter.....................................................              1,458
                                                                                                      --------
                   Total...................................................................           $  7,849
                                                                                                      ========


    The Company currently sublets portions of its leased space. Rental income under these subleases was $56,000, $227,000 and $211,000 in 2001, 2000 and 1999,
respectively.

NOTE I -- STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

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

    Under the 1991 Stock Option Plan for Directors (the "Directors' Plan"), which expired in December 2001, persons elected as directors of the Company were granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. As of December 31, 2001, 500,000 shares of the Company's Common Stock are reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan vest immediately and expire five years from the date of grant.

    A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the years ended December 31, 2001, 2000 and 1999 is presented below (shares in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                               2001                2000               1999
                                                         ------------------  -----------------  -----------------
                                                                  WEIGHTED           WEIGHTED            WEIGHTED
                                                                   AVERAGE            AVERAGE             AVERAGE
                                                                  EXERCISE           EXERCISE            EXERCISE
                                                         SHARES     PRICE    SHARES    PRICE    SHARES     PRICE
                                                         ------   -------    ------    -----    ------     -----
                  Outstanding at beginning of period     1,827     $4.78     1,901    $3.64     1,952     $3.16
                  Granted...........................     2,039     $3.05       644    $6.80       777     $4.53
                  Exercised.........................      (175)    $2.48      (576)   $3.14      (478)    $2.71
                  Expired/Canceled..................      (465)    $5.40      (142)   $5.30      (350)    $4.19
                                                          ----                ----               ----
                  Outstanding at end of period......      3,226    $3.72      1,827   $4.78      1,901    $3.64
                                                          =====               =====              =====
                  Options exercisable at end of period    1,735    $3.92      1,054   $4.08      1,088    $3.19
                  Options available for future grant      1,660               1,234              1,736
                  Weighted average fair value of
                  options granted during the period..              $2.02              $5.17               $2.37



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

    The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

                                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                      -------------------------------------------------   --------------------------------
                                          NUMBER                                              NUMBER
                                        OUTSTANDING  WEIGHTED AVERAGE                     EXERCISABLE AT
                                       DECEMBER 31,      REMAINING      WEIGHTED AVERAGE   DECEMBER 31,   WEIGHTED AVERAGE
          RANGE OF EXERCISE PRICES         2001      CONTRACTUAL LIFE    EXERCISE PRICE        2001        EXERCISE PRICE
          --------------------------- ------------- ------------------ -----------------  -------------  ----------------
          $1.74 -- $2.05..........          216         3.9 years           $  2.01             200           $  2.03
          $2.13 -- $2.19..........          173         0.5 years           $  2.14             173           $  2.14
          $2.25 -- $2.60..........        1,085         4.2 years           $  2.30             309           $  2.30
          $2.81 -- $2.99..........           64         2.7 years           $  2.91              38           $  2.85
          $3.00 -- $4.00..........          337         4.3 years           $  3.42             132           $  3.56
          $4.06 -- $4.82..........          367         1.9 years           $  4.19             299           $  4.17
          $5.00 -- $5.57..........          568         2.9 years           $  5.16             334           $  5.13
          $6.06 -- $6.25..........          301         3.1 years           $  6.24             173           $  6.25
          $7.71 -- $8.38..........           55         2.7 years           $  7.99              37           $  8.10
          $9.31 -- $9.50..........           50         3.3 years           $  9.46              35           $  9.45
          $10.06 -- $11.88........           10         3.7 years           $ 10.97               5           $ 10.97
                                          -----                                                ----
                                          3,226                                                1,735
                                          =====                                                =====

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

    Had compensation cost for the Company's stock-based compensation plans been determined based on Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------
                                                      2001                 2000                  1999
                                              --------------------  --------------------  --------------------
                                                 AS                    AS                    AS
                                              REPORTED   PRO FORMA  REPORTED   PRO FORMA  REPORTED   PRO FORMA
                                              --------   ---------  --------   ---------  --------   ---------
Net income (loss).......................     $ (15,146)  $(16,900)  $ (2,414)   $ (4,180)  $ 6,670    $ 5,939
                                             =========   ========   ========    ========   =======    =======
Net income (loss) per share - diluted...     $   (0.78)  $  (0.87)  $  (0.13)   $  (0.22)  $  0.36    $  0.32
                                             =========   ========   ========     =======   =======    =======

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

NOTE J -- INCOME TAXES

    The income tax provision (benefit) consisted of the following (in thousands):

                                                                     CURRENT    DEFERRED       TOTAL
                                                                   ---------   ---------   ----------
                           Year ended December 31, 2001
                             Federal..........................     $  (6,714)  $    (746)  $   (7,460)
                             State............................          (253)     (2,067)      (2,320)
                                                                   ---------   ---------   ----------
                                                                   $  (6,967)  $  (2,813)  $   (9,780)
                                                                   =========   =========   ==========
                           Year ended December 31, 2000
                             Federal..........................     $   1,680   $  (3,186)  $   (1,506)
                             State............................           395        (489)         (94)
                                                                   ---------   ---------   -----------
                                                                   $   2,075   $  (3,675)  $   (1,600)
                                                                   =========   =========   ===========
                           Year ended December 31, 1999:
                             Federal..........................     $   2,561   $     636   $    3,197
                             State............................           645         127          772
                                                                   ---------   ---------   ----------
                                                                   $   3,206   $     763   $    3,969
                                                                   =========   =========   ==========

    Income tax expense (benefit) differs from the "expected" tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                    2001        2000          1999
                                                                                -----------  ---------     -------
                Computed "expected" tax expense (benefit)...................    $   (8,475)  $ (1,365)     $  3,618
                Change in income taxes resulting from:
                  State income taxes, net of federal income tax benefits....        (1,245)      (185)          510
                  Other, net................................................           (60)       (50)         (159)
                                                                                ----------   --------      --------
                Income tax expense (benefit)................................    $   (9,780)  $ (1,600)     $  3,969
                                                                                ==========   =========     ========

    Deferred tax assets at December 31, 2001 and 2000 include (in thousands):

                                                                         DECEMBER 31,   DECEMBER 31,
                              Deferred tax assets:                           2001           2000
                                                                        -------------  ---------
                              Other accrued expenses................      $   2,537      $   1,688
                              Intangible assets.....................            525            556
                              Net operating loss carry forwards.....          5,052            --
                              Other.................................            571          3,441
                                                                          ---------      ---------
                                                                          $   8,685      $   5,685
                                                                          ---------      ---------
                              Deferred tax liabilities:
                              Property, plant and equipment, net....         (2,593)        (2,332)
                              Intangible assets.....................            (15)           (11)
                              Other.................................           (158)          (236)
                                                                          ----------     ----------
                                                                          $  (2,766)     $  (2,579)
                                                                          ----------     ----------
                              Net                                         $   5,919      $   3,106
                                                                          =========      =========

    The deferred taxes are classified in the accompanying balance sheets as follows (in thousands):

                                                                       DECEMBER 31,              DECEMBER 31,
                                                                           2001                      2000
                                                                       -----------               ------------
                Deferred tax asset -- current.................          $   2,069                $   4,935
                Deferred tax asset (liability) -- noncurrent..              3,850                   (1,829)
                                                                        ---------                ----------
                                                                        $   5,919                $   3,106
                                                                        =========                =========

    Management concluded that it was more likely than not that all of the net deferred tax assets will be realized through future taxable earnings. Accordingly, no valuation allowance is recorded. The Company's net operating loss carry forwards expire in 2021.

NOTE K -- RETIREMENT PLAN

    All employees who have attained the age of 21 are eligible for participation in the Company's 401(k) Plan. The plan-related expense recognized for the years ended December 31, 2001, 2000 and 1999 totaled $234,000, $285,000 and $220,000, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

NOTE L -- SEGMENT INFORMATION

    The Company classifies its operations into three business segments, ophthalmic, injectable and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. The contract services segment provides contract-manufacturing services as well as product research and development services to pharmaceutical and biotechnology companies. The Company's basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements. Selected financial information by industry segment is presented below (in thousands):

                                                                          YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                        2001        2000         1999
                                                                    -----------  ----------   -------
                          Revenues
                          Ophthalmic.............................   $   17,443   $  28,221    $  32,467
                          Injectable.............................        9,859      25,196       22,736
                          Contract services......................       14,946      13,510        9,429
                                                                    ----------   ---------    ---------
                                 Total revenues..................   $   42,248   $  66,927    $  64,632
                                                                    ==========   =========    =========
                          Gross profit
                          Ophthalmic.............................   $     (245)  $   9,251    $  16,873
                          Injectable.............................        2,936      16,287       13,346
                          Contract services......................        4,410       3,299        3,258
                                                                    ----------   ---------    ---------
                                 Total gross profit..............        7,101      28,837       33,477
                          Operating expenses.....................       28,097      30,568       21,355
                                                                    ----------   ---------    ---------
                                 Total operating income (loss)...      (20,996)     (1,731)      12,122
                          Interest and other (expense), net......       (3,930)     (2,283)      (1,483)
                                                                    ----------   ---------    ---------
                          Income (loss) before income taxes......   $  (24,926)  $  (4,014)   $  10,639
                                                                    ==========   ==========   =========

    The Company manages its business segments to the gross profit level and manages its operating costs on a company-wide basis. The Company does not identify assets by segment for internal purposes.

NOTE M -- COMMITMENTS AND CONTINGENCIES

    On March 27, 2002, the Company received a letter informing it that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado, would recommend to the Commission that it bring an enforcement action for injunctive relief against the Company. The recommended action concerns the Company's alleged misstatements, in quarterly and annual Securities and Exchange Commission ("SEC") filings and earnings press releases, of its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The Company also learned that certain of its former officers, as well as a current employee had received similar notifications. The Company disagrees with the staff's proposed recommendation and allegations and has submitted its views as to why an enforcement action should not be brought. Notwithstanding the fact that subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 (See Note S), the Company and the staff of the SEC's enforcement division continue to have discussions regarding the potential enforcement recommendation.

    The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001 (See Note C). Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License

Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company will record an asset impairment charge of $1,559,500 in the third quarter of 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

    In October 2000, the Company received a warning letter from the FDA as a result of a routine inspection of its Decatur manufacturing facilities. This letter focused on general documentation and cleaning validation issues. The Company was re-inspected in late 2001 and the FDA issued a Form 483 documenting its findings. The Company responded to these findings on January 4, 2002 and the FDA has accepted the Company's response. The Company anticipates a re-inspection of its Decatur facility by the FDA in the fourth quarter of 2002. The warning letter prevents the FDA from issuing any approval for new products manufactured at the Decatur facility. The warning letter does not inhibit the Company's ability to continue manufacturing products that are currently approved. The warning letter does not impact the operations at the Somerset facility.

    On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C.
Section 801, et. seq. and regulations promulgated under the Act. The Company continues to have discussions with the United States Attorneys Office and anticipates that any action under this matter will not have a material impact on its financial position, results of operations or cash flows.

    On August 9, 2001, the Company was served with a Complaint, which had been filed on August 8, 2001 in the United States District Court for The Northern District of Illinois, Eastern Division. The suit named the Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman of the board and then interim chief executive officer as defendants. The suit, which was filed by Michelle Golumbski, individually, and on behalf of all others similarly situated, alleged various violations of the federal securities laws in connection with the Company's public statements and filings with the Securities and Exchange Commission during the period from February 20, 2001 through May 22, 2001. The plaintiff subsequently voluntarily dismissed her claims against Akorn, Inc., Mr. Floyd Benjamin and Dr. John N. Kapoor, and, in exchange for the Company's consent to this voluntary dismissal, also provided, through counsel, a written statement that the plaintiff would not reassert her claims against any of the defendants in any subsequent actions. The Company did not provide the plaintiff with any compensation in consideration for this voluntary dismissal.

    On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescein angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") had requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which were estimated to cost approximately $4,400,000. Alternatively, Novadaq sought a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq sought unspecified damages as a result of the alleged failure or delay on Akorn's part in performing its obligations under the Agreement. In its response, Akorn denied Novadaq's allegations and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio R. Pera, Akorn's then President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings. Subsequent to the resignation of Mr. Pera on June 7, 2002, the Company named Ben J. Pothast, its Chief Financial Officer, to fill the vacancy on the Novadaq Board of Directors created by his departure.

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

NOTE N -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                    2001       2000       1999
                                                                                 ---------  ---------  -------
                  Interest and taxes paid:
                    Interest (net of amounts capitalized)...................      $ 3,308    $ 2,596    $ 1,245
                    Income taxes............................................           38      1,625      2,860
                  Noncash investing and financing activities:
                    Treasury stock received for exercise of stock options...          --         --          35
                    Intangible asset received in exchange for research
                       equipment............................................          100        --         --

NOTE O -- RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, was effective for the Company's fiscal 2001 financial statements and was adopted by the Company on January 1, 2001. Adoption of these standards did not have any effect on the Company's financial position or results of operations.

    In June 2001, the FASB issued three statements, SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

    SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations," and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill. The following criteria is to be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this new standard did not have any effect on the Company's financial statements.

    SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002. The adoption of this new standard did not have a significant effect on the Company's financial statements as no impairments were recognized.

    SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted SFAS No. 143 as of January 1, 2002. The adoption of this new standard did not have any effect on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have any effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

NOTE P -- CUSTOMER AND SUPPLIER CONCENTRATION

    A small number of wholesale drug distributors account for a large portion of the Company's revenues. In 2001, sales to five wholesale drug distributors accounted for 42% of total gross sales and approximately 47% of gross trade receivables as of December 31, 2001. However, no single customer accounted for more than 10% of the Company's revenues during 2001 or 1999. During 2000, the Company realized approximately 12% of its revenues from Cardinal Health, Inc. ("Cardinal"). Cardinal is a distributor of the Company's products as well as a distributor of a broad range of health care products for many companies in the health care sector. Cardinal is not the end user of the Company's products. If sales to Cardinal were to diminish or cease, the Company believes that the end users of its products would find no difficulty obtaining the Company's products either directly from the Company or from another distributor. The account receivable balance for Cardinal was approximately 22% of gross trade receivables at December 31, 2000.

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

NOTE Q -- DISCONTINUED PRODUCTS

    In May 2001, the Company discontinued one of its products due to uncertainty of product availability from a third-party manufacturer, rising manufacturing costs and delays in obtaining FDA approval to manufacture the product in-house. The Company recorded an asset impairment charge of $1,170,000 related to manufacturing equipment specific to the product and an asset impairment charge of $140,000 related to the remaining balance of the product acquisition intangible asset during the first quarter of 2001.

    In November 2001, the Company decided to no longer sell one of its products due to unavailability of raw material at a competitive price and declining market share. The Company recorded an asset impairment charge of $725,000 related to the remaining balance of the product acquisition intangible asset during the fourth quarter of 2001.

NOTE R -- RESTRUCTURING CHARGES

    During 2001, the Company adopted a restructuring program to properly size its operations to then current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, plant-closing costs related to the Company's San Clemente, CA sales office and rent for unused facilities under lease in San Clemente and Lincolnshire, IL. The restructuring, affecting all three business segments, reduced the Company's workforce by 50 employees, primarily sales and manufacturing related, representing 12.5% of the total workforce. Activities previously executed in San Clemente have been relocated to the Company's headquarters.

    The restructuring program costs are included in selling, general and administrative expenses in the accompanying consolidated statement of income and resulted in a charge to operations of approximately $1,117,000 consisting of severance costs of $398,000, lease costs of $625,000 and other costs of $94,000. At December 31, 2001, the amount remaining in the accruals for the restructuring program was approximately $528,000. Approximately $589,000 of the restructuring accrual was paid by December 31, 2001 ($181,000 severance, $314,000 lease costs, $94,000 other) and the remainder was paid by June 30, 2002, except for $176,000 in lease costs that continue through February of 2003.

NOTE S -- RESTATEMENT

    Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined that the Company had not adequately considered all of the information available with respect to certain disputed receivables in establishing its allowance for uncollectible accounts as of December 31, 2000 and that the $7,520,000 increase in its allowance for doubtful accounts that was recognized during the three months ended March 31, 2001 should have been recognized at December 31, 2000 and that bad debt expense for the years ended December 31, 2000 and 2001 was understated and overstated, respectively, by a corresponding amount.

    In addition, management determined that the Company had not recognized the $1,508,000 beneficial conversion feature embedded in the convertible notes issued to Dr. Kapoor (See Note G).

    The Company's consolidated financial statements for the years ended December 31, 2000 and 2001 have been restated to appropriately account for these items. The following tables summarize the significant effects of the restatements:

                                                                                 AS
                                                                             PREVIOUSLY
                          AS OF DECEMBER 31, 2000:                            REPORTED     AS RESTATED
                          ------------------------                            --------     -----------
                          Trade accounts receivable.....................     $ 24,144        $  16,624
                          Deferred income taxes - current...............         2,016           4,935
                          Total assets..................................        96,518          91,917
                          Retained earnings.............................        17,185          12,584
                          Shareholders' equity..........................        39,832          35,231

                                                                                 AS
                                                                             PREVIOUSLY
                          AS OF DECEMBER 31, 2001:                            REPORTED     AS RESTATED
                          ------------------------                            --------     -----------
                          Deferred income taxes - non current...........         3,765           3,850
                          Total assets..................................        84,461          84,546
                          Long-term debt................................         8,861           7,574
                          Common stock..................................        24,884          26,392
                          Accumulated deficit...........................        (2,426)         (2,562)
                          Shareholders' equity..........................        22,458          23,830

                                                                   YEAR ENDED                    YEAR ENDED
                                                                DECEMBER 31, 2000            DECEMBER 31, 2001
                                                                -----------------            -----------------

                                                                AS                           AS
                                                            PREVIOUSLY        AS         PREVIOUSLY         AS
                                                             REPORTED      RESTATED      REPORTED        RESTATED
                                                           -----------     ---------     ----------    ----------
                   Selling, general and
                    administrative expense............        17,397         24,917        31,525        24,005
                   Interest expense...................         2,400          2,400        (3,547)       (3,768)
                   Income (loss) before income taxes..         3,506         (4,014)      (32,225)      (24,926)
                   Income tax provision (benefit).....         1,319         (1,600)      (12,614)       (9,780)
                   Net income (loss)..................         2,187         (2,414)      (19,611)      (15,146)
                   Net income (loss) per share:.......
                     Basic............................     $    0.11      $   (0.13)    $   (1.01)     $  (0.78)
                     Diluted..........................     $    0.11      $   (0.13)    $   (1.01)     $  (0.78)

NOTE T -- SUBSEQUENT EVENTS

    On January 25, 2002, the Company and Novadaq Technologies, Inc. ("Novadaq") reached a settlement of a dispute involving the two companies. Under terms of a revised agreement, Novadaq will assume all costs associated with development of certain devices and procedures for use in fluorescein angiography. The Company, in consideration of foregoing any share of future net profits, will obtain an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio R. Pera, Akorn's then President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company have agreed to withdraw from arbitration proceedings that were currently in process at the time. Subsequent to the resignation of Mr. Pera on June 7, 2002, the Company named Ben J. Pothast, its Chief Financial Officer, to fill the vacancy on the Novadaq Board of Directors created by his departure.

    On March 21, 2002, the Company announced that it had been notified by the U.S. Patent and trademark Office that U.S. patent number 6,352,663 titled "Methods for diagnosing and treating abnormal vasculature using fluorescent dye angiography and dye enhanced photocoagulation" had been issued to the Company. This was one of the three U.S. patents on file as of December 31, 2001.

    The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001 (See Note C). Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required as of December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company will record an asset impairment charge of $1,559,500 in 2002. The impairment amount represents the net value of the asset on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

    On September 16, 2002, the Company was notified by it senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the most recent extension of the credit agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the credit agreement until January 3, 2003 if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement) and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders. The Company, as required in the Forbearance Agreement, has agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and has agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan.

    On October 1, 2002, a Nasdaq Listing Qualification Panel notified the Company that the appeal of its June 24, 2002 delisting from the Nasdaq National Market had been denied. Previously, on April 19, 2002, the Company received a Nasdaq Staff Determination advising the Company that, as a result of the Company's inability to include audited financial statements in its 2001 Annual Report on Form 10-K as filed with the Commission on April 16, 2002, the Company was in violation of Nasdaq's report filing requirements for continued listing on the Nasdaq National Market. On May 16, 2002, the Company participated in a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination that the Company should be delisted. The Nasdaq Listing Qualification Panel requested additional information before making a decision on the Company's continued listing, which the Company provided. Upon the filing of this Form 10-K/A, the Company intends to reapply for listing on the Nasdaq National Market exchange or a similar exchange.

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

              NAME                          AGE                       POSITION WITH THE COMPANY
              ----                         ---------                  -------------------------
              John N. Kapoor, Ph.D.....     58            Chief Executive Officer, Director, Chairman of the Board
              Antonio R. Pera..........     44            President, Chief Operating Officer and Director
              Ben J. Pothast...........     40            Sr. Vice President, Chief Financial Officer, Secretary and
                                                          Treasurer
              Daniel E. Bruhl, M.D.....     59            Director
              Doyle S. Gaw.............     70            Director
              Jerry N. Ellis...........     64            Director

    Dr. Bruhl, Mr. Gaw and Mr. Ellis comprise Akorn's audit committee. Dr. Bruhl and Mr. Gaw comprise Akorn's compensation committee.

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

    Antonia R. Pera. Mr. Pera served as President and Chief Operating Officer of the Company from June 2001 to June 2002. Mr. Pera was also a director of the Company. From September 1992 to June 2001, he was Vice President and General Manager of the Bedford Laboratories Division of Ben Venue Laboratories, Inc. (a manufacturer of injectable drugs), and a subsidiary of Boehringer-Ingelheim Corporation. Mr. Pera held various positions from March 1989 through September 1992 with Anaquest (Ohmeda, Inc.) (a manufacturer of inhalation anesthetics). From July 1985 to March 1989, Mr. Pera held several positions with Lyphomed, Inc. (a parenteral products and injectable drug manufacturer) including two years as General Manager of the AccuPharma Division of that Company. Mr. Pera was also a director of Novadaq Technologies, Inc., a privately held research company.

    Ben J. Pothast. Mr. Pothast has served as Senior Vice President of the Company since June 2002 and Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since September 2001. From 1998 to 2001, he was Director of Financial Planning and Analysis of Moore North America (a business form printing company). From 1995 to 1998, Mr. Pothast was Director of Business Planning and Corporate Finance of GATX Corporation (a transportation and logistics company). From 1990 to 1995, he was Manager of Financial Reporting and Analysis for The Perseco Company (a packaging and logistics company). Mr. Pothast began his career at the public accounting firm of Ernst & Young. Mr. Pothast is also a director of Novadaq Technologies, Inc., a privately held research company.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                                                                 -------------
                                                     ANNUAL COMPENSATION                         SECURITIES
                                  -----------------------------------------------------------     UNDERLYING    ALL OTHER(1)
           NAME AND PRINCIPAL              TIME PERIOD                  SALARY        BONUS(2)    OPTIONS/SARS   COMPENSATION
           ------------------     -----------------------             ----------   -----------    ------------   ------------
           John N. Kapoor(3)...   Year ended December 31, 2001        $   2,083    $      --        500,000       $     --
             Chief Executive      Year ended December 31, 2000           50,000           --          5,000             --
             Officer              Year ended December 31, 1999           47,917           --          5,000             --

           Antonio R. Pera(4)..   Year ended December 31, 2001         145,176           --        500,000          11,486
             President and Chief  Year ended December 31, 2000              --            --            --              --
             Operating Officer    Year ended December 31, 1999              --            --            --              --

           Floyd Benjamin(5)...   Year ended December 31, 2001          123,477           --         70,000          12,591
                                  Year ended December 31, 2000          274,205           --        105,000          38,826
                                  Year ended December 31, 1999          246,184       137,116       305,000          11,700

           Harold Koch Jr.(6)..   Year ended December 31, 2001           56,874           --         25,000         113,203
                                  Year ended December 31, 2000          158,617           --         40,000          11,600
                                  Year ended December 31, 1999          147,928        36,540        10,000          11,600

           Rita J. McConville(7)  Year ended December 31, 2001           89,162           --         30,000          56,763
                                  Year ended December 31, 2000          151,716           --         55,000           3,500
                                  Year ended December 31, 1999          138,600        33,301        30,000           3,333

----------

(1) Represents contributions to the Company's Savings and Retirement Plan, except as indicated in notes (4), (5), (6) and (7).

(2) Represents bonuses awarded for 1998 and 1999 performance paid in 1999 and 2000, except for Mr. Benjamin, whose 1998 bonus was paid partially in 1998 and partially in 1999 ($55,916). There were no executive officer bonuses awarded for 2000 or 2001.

(3) Dr. Kapoor receives $50,000 annually for his services as Chairman. Amounts due Dr. Kapoor for 2001 were not paid as agreed upon between the Company, Dr. Kapoor and the Company's senior lenders.

(4) Mr. Pera became President and COO of the Company on June 4, 2001. His "Other Compensation" for 2001 includes $7,000 for auto allowance and $4,486 for Company sponsored life insurance. Mr. Pera's employment with the Company terminated June 7, 2002.

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

                                           INDIVIDUAL GRANTS                                  POTENTIAL REALIZABLE
                                    ------------------------------                              VALUE AT ASSUMED
                                       NUMBER OF   PERCENT OF TOTAL                           ANNUAL RATES OF STOCK
                                      SECURITIES    OPTIONS/SARS     EXERCISE                PRICE APPRECIATION FOR
                                      UNDERLYING     GRANTED TO       OR BASE                      OPTION TERM
                                                                                            ------------------
                                     OPTIONS/SARS   EMPLOYEES IN       PRICE    EXPIRATION
                      NAME            GRANTED (#)    FISCAL YEAR      ($/SH)       DATE         5%($)       10%($)
               -----------------    -----------------------------  ----------- -----------  -----------  ---------
               John N. Kapoor...       500,000(1)         25%         $2.25        3/29/06   $ 310,817    $ 686,824
               Antonio R. Pera..       500,000(1)         25%          2.33         6/4/06     321,868      711,244
               Floyd Benjamin...        60,000(1)          3%          5.31         2/1/06      88,023      194,508
                                        10,000(2)         NM           1.74        5/16/06       4,807       10,623
               Harold Koch Jr...        25,000(1)          1%          5.31         2/1/06      36,676       81,045
               Rita J. McConville       25,000(1)          1%          5.31         2/1/06      36,676       81,045
                                         5,000(2)         NM           1.74        5/16/06       2,404        5,311

----------

NM -- Not Meaningful

(1) Issued pursuant to the Amended and Restated 1988 Incentive Compensation Program.

(2) Issued pursuant to the Amended and Restated 1988 Incentive Compensation Program as part of the Company salary reduction program.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                 NUMBER OF             VALUE OF
                                                                           SECURITIES UNDERLYING      UNEXERCISED
                                                                                UNEXERCISED          IN-THE-MONEY
                                                                               OPTIONS/SARS         OPTIONS/SARS AT
                                                                               AT FY-END(#)          FY-END($)(1)
                                                  SHARES                    -------------------     ----------------
                                                ACQUIRED ON     VALUE          EXERCISABLE/          EXERCISABLE/
                  NAME                          EXERCISE(#)  REALIZED($)       UNEXERCISABLE         UNEXERCISABLE
                  ----                          -----------  -----------    -------------------     ----------------
                  John N. Kapoor...........          --            --          263,438/375,000       475,698/843,750
                  Antonio R. Pera..........          --            --          125,000/375,000       291,250/873,750
                  Floyd Benjamin...........          --            --          430,000/175,000         126,600/8,700
                  Harold Koch Jr...........          --            --            37,500/40,000            21,875/ --
                  Rita J. McConville (2)...       45,000        49,790              86,250/ --               -- / --

----------

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

    In May 2001 the Company entered into an employment agreement with Mr. Pera pursuant to which Mr. Pera served as President and Chief Operating Officer of the Company. The employment agreement provides for an annual salary of $260,000, increased annually at the discretion of the Board of Directors, plus bonuses determined by a formula stated in the agreement. In addition, the employment agreement contains restrictive covenants concerning the use of confidential information, non-competition and non-solicitation of the Company's employees, both during the term of and after termination of Mr. Pera's employment with the Company. Mr. Pera's employment with the Company terminated on June 7, 2002. In accordance with the employment agreement and the severance agreement executed at the time of his termination, the Company is committed to pay Mr. Pera salary continuance for one year, provide continuation of health benefits and fully vest all stock option grants.

    The Company currently has no other employment agreements in place.

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

                                                                                   SHARES         PERCENT
                         BENEFICIAL OWNER                                    BENEFICIALLY OWNED  OF CLASS
                         ----------------                                    ------------------  ---------
                         DIRECTORS AND NOMINEES
                         John N. Kapoor, Ph.D............................          8,809,227(1)   36.64%
                         Daniel E. Bruhl, M.D............................            316,767(2)    1.62%
                         Doyle S. Gaw....................................            107,860(2)    0.55%
                         Jerry N. Ellis..................................             20,000(2)    0.10%
                         Antonio R. Pera.................................            137,500(3)    0.70%
                         NAMED EXECUTIVE OFFICERS(4)
                         Floyd Benjamin(5)...............................            956,667(6)    4.77%
                         Rita J. McConville(5)...........................             95,178(7)    0.48%
                         Harold Koch Jr.(5)..............................             46,341       0.24%
                         Directors and officers as a group (9 persons)...         10,514,540(8)   42.33%
                         OTHER BENEFICIAL OWNERS
                         Wellington Management Company (9)...............            986,200       5.04%
                         Arjun C. Waney(10)..............................          1,868,900       9.56%

----------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. John N. Kapoor, Ph.D., the Company's Chairman of the Board, Chief Executive Officer and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with the Company. Further, Dr. Kapoor has loaned the Company $5,000,000 with the result that he has become a major creditor of the Company as well as a major shareholder.

    On March 21, 2001, in consideration of Dr. Kapoor assuming the positions of President and interim CEO of the Company, the Compensation Committee of the Board of Directors agreed to issue Dr. Kapoor 500,000 options under the Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program in lieu of cash compensation.

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

    Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Trust and the Company's senior lenders. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

    In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund Akorn's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the promissory note, dated December 20, 2001, evidencing the loan (the Promissory Note") interest will accrue at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. In consideration for the loan, under a separate manufacturing agreement between the Company and NeoPharm, the Company, upon completion of the lyophilization facility, agrees to provide NeoPharm with access to at least 15% of the capacity of Akorn's lyophilization facility each year. The Promissory Note is subordinated to Akorn's senior debt owed to The Northern Trust Company but is senior to Akorn's subordinated debt owed to the Trust. Dr. John N. Kapoor, the Company's chairman and chief executive officer is also chairman of NeoPharm and holds a substantial stock position in that company as well as in the Company.

    Commensurate with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The change related to the convertibility of the interest accrued on the $3,000,000 tranche requires that shareholder approval be received by August 31, 2002, which date has been extended to December 31, 2002.

    The Company has an equity ownership interest in Novadaq Technologies, Inc. ("Novadaq") of 4,000,000 common shares, representing approximately 16.4% of the outstanding stock of Novadaq. Previously, the Company had entered into a marketing agreement with Novadaq, which was terminated in early 2002. The Company, as part of the termination settlement, received the aforementioned shares and entered into an agreement with Novadaq to be the exclusive future supplier of Indocyanine Green for use in Novadaq's diagnostic procedures. The Company also has the right to appoint one individual to the Board of Directors of Novadaq. Ben J. Pothast, the Company's Chief Financial Officer, currently serves in this capacity.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a).2. Financial Statement Schedule. The following Financial Statement
           Schedule is filed with this Annual Report on Form 10-K on the page indicated:

           Description                                                                    Page
           -----------                                                                    ----
    II.   Valuation and Qualifying Accounts                                               58

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

 (10.19) *Subordination, Standby and Intercreditor Agreement dated December 20, 2001, by and between NeoPharm, Inc. and The Northern Trust Company.

 (10.20) *Subordination and Intercreditor Agreement dated December 20, 2001, by and between NeoPharm, Inc. and the John N. Kapoor trust dtd. 9/20/89.

 (10.21) *Waiver Letter dated December 20, 2001 by and between the Company, Akorn (New Jersey), Inc. and The Northern Trust Company.

 (10.22) *Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc.

 (10.23) *Mutual Termination and Settlement Agreements by and between Akorn, Inc. and Johns Hopkins University/Applied Physics Laboratory dtd. July 3, 2002.

 (10.24) *Amendment No. 4 to the Credit Agreement dated January 1, 2002, by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company.

 (10.25) *Amendment No. 5 to the Credit Agreement dated June 30, 2002, by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company.

 (10.26) *Amendment No. 6 to the Credit Agreement dated July 31, 2002, by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company.

 (10.27)         *Pre-Negotiation Agreement by and among Akorn, Inc.,
                 Akorn (NJ) Inc. and The Northern Trust Company, dated as of September 20, 2002.

  (21.1)         *Subsidiaries of the Company.

  (23.1)         *Consent of Deloitte & Touche LLP.

  (99.1) *Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)          Reports on Form 8-K.

    There was no Form 8-K filed during the fourth quarter of 2001.

                                   AKORN, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                   YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                            ADDITIONS
                                                            BALANCE AT     CHARGED TO                          BALANCE
                                                             BEGINNING      COSTS AND                          AT END
           DESCRIPTION                                       OF PERIOD      EXPENSES        DEDUCTIONS        OF PERIOD
           -----------                                    -------------  --------------  ----------------  ------------
           Allowance for doubtful accounts
             1999.....................................    $     425,000  $      161,000  $      (360,000)  $    226,000
             2000 (AS RESTATED).......................          226,000       8,127,000          (32,000)     8,321,000
             2001 (AS RESTATED).......................        8,321,000       4,480,000       (9,095,000)     3,706,000

           Allowance for returns
             1999.....................................    $         --   $      205,000  $      (205,000)  $        --
             2000.....................................              --        1,159,000         (927,000)       232,000
             2001.....................................          232,000       4,103,000       (3,787,000)       548,000

           Allowance for discounts
             2001.....................................    $         --   $      886,000  $      (743,000)  $    143,000

           Allowance for chargebacks and rebates
             1999.....................................    $   1,549,000  $   23,793,000  $   (22,168,000)  $  3,174,000
             2000.....................................        3,174,000      29,558,000      (29,436,000)     3,296,000
             2001.....................................        3,296,000      28,655,000      (27,761,000)     4,190,000

           Allowance for inventory obsolescence
             1999.....................................    $     572,000  $      611,000  $    (1,049,000)  $    134,000
             2000.....................................          134,000       3,983,000         (946,000)     3,171,000
             2001.....................................        3,171,000       1,830,000       (3,156,000)     1,845,000

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AKORN, INC.


                                         By:       /s/ JOHN N. KAPOOR
                                               -------------------------------
                                                    John N. Kapoor
                                                 Chief Executive Officer

Date: October 4, 2002

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                         DATE
                  ---------                                     -----                         ----
           /s/ John N. Kapoor, Ph.D.          Chief Executive Officer and Director       October 4, 2002
           --------------------------         (Principal Executive Officer)
            John N. Kapoor, Ph.D.




               /s/ Ben J. Pothast             Chief Financial Officer                    October 4, 2002
           --------------------------         (Principal Financial Officer and
               Ben J. Pothast                 Principal Accounting Officer)


              /s/  Jerry N. Ellis             Director                                   October 4, 2002
           --------------------------
               Jerry N. Ellis

           /s/ Daniel E. Bruhl, M.D.          Director                                   October 4, 2002
           --------------------------
            Daniel E. Bruhl, M.D.

                /s/ Doyle S. Gaw               Director                                   October 4, 2002
           --------------------------
                Doyle S. Gaw

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John N. Kapoor, certify that:

         1.   I have reviewed this annual report on Form 10-K/A of Akorn, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 4, 2002                /s/ JOHN N. KAPOOR
                                      ----------------------------------------
                                      Name:    John N. Kapoor
                                      Title:   Chief Executive Officer




                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ben J. Pothast, certify that:

         1.   I have reviewed this annual report on Form 10-K/A of Akorn, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 4, 2002                  /s/ BEN J. POTHAST
                                        --------------------------------------
                                        Name:    Ben J. Pothast
                                        Title:   Chief Financial Officer