Form 10-Q/A
period 2002-03-31
AKORN INC
filed 2003-05-21
CIK 3116

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                                 --------------

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

                                 --------------

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_|  No |X|



         At April 30, 2002 there were 19,568,573 shares of common stock, no par value, outstanding.


================================================================================

                                EXPLANATORY NOTE


We are filing this Quarterly Report on Form 10-Q/A as Amendment No. 1 to our Form 10-Q, originally filed on May 20, 2002, for the purpose of giving effect to the restatement of the Company's consolidated financial statements for the quarters ended March 31, 2002 and 2001, to amend certain disclosures and provide additional disclosures. The details of the restatement are discussed in Note M "Restatement" in the condensed consolidated financial statements included in
Item 1. For the convenience of the reader, we have restated the Form 10-Q in its entirety.


                                                                                                             Page
                                                                                                             ----
PART I.      FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets-March 31, 2002 (Restated) and December 31, 2001........      2

             Condensed Consolidated Statements of Operations-Three months ended
                   March 31, 2002 (Restated) and 2001 (Restated)..........................................      3

             Condensed Consolidated Statements of Cash Flows -Three months ended
                    March 31, 2002 (Restated) and 2001 (Restated).........................................      4

             Notes to Condensed Consolidated Financial Statements.........................................      5

         ITEM 2.   Management's discussion and analysis of financial condition and results of operations..     16

         ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.............................     23

PART II.     OTHER INFORMATION

         ITEM 1.   Legal Proceedings......................................................................     24

         ITEM 2.   Changes in Securities and Use of Proceeds..............................................     25

         ITEM 3.   Default Upon Senior Securities.........................................................     25

         ITEM 4.   Submission of Matters to a Vote of Security Holders....................................     26

         ITEM 5.   Other Information......................................................................     26

         ITEM 6.   Exhibits and Reports on Form 8-K.......................................................     26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2002            2001
                                                                                   ----            ----
                                                                                AS RESTATED
                                                                                 SEE NOTE M
                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................................      $  4,908       $  5,355
   Trade accounts receivable (less allowance
      for doubtful accounts of $3,291 and $3,706) ..........................         5,389          5,902
   Inventory ...............................................................         9,348          8,135
   Deferred income taxes ...................................................         2,069          2,069
   Income taxes recoverable ................................................         6,516          6,540
   Prepaid expenses and other current assets ...............................           731            579
                                                                                  --------       --------
        TOTAL CURRENT ASSETS ...............................................        28,961         28,580

OTHER ASSETS
   Intangibles, net ........................................................        17,452         18,485
   Investment in Novadaq Technologies, Inc. ................................           690             --
   Deferred income taxes ...................................................         3,757          3,850
   Other ...................................................................           113            113
                                                                                  --------       --------
      TOTAL OTHER ASSETS ...................................................        22,012         22,448
PROPERTY, PLANT AND EQUIPMENT, NET .........................................        33,781         33,518
                                                                                  --------       --------
      TOTAL ASSETS .........................................................      $ 84,754       $ 84,546
                                                                                  ========       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current installments of long-term debt ..................................      $ 45,077       $ 45,072
   Trade accounts payable ..................................................         4,625          3,035
   Accrued compensation ....................................................           605            760
   Accrued expenses and other current liabilities ..........................         2,312          4,070
                                                                                  --------       --------
      TOTAL CURRENT LIABILITIES ............................................        52,619         52,937
LONG-TERM DEBT .............................................................         7,632          7,574
OTHER LONG-TERM LIABILITIES ................................................           318            205
                                                                                  --------       --------
      TOTAL LIABILITIES ....................................................        60,569         60,716

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock ............................................................        26,596         26,392
   Accumulated deficit .....................................................        (2,411)        (2,562)
                                                                                  --------       --------
      TOTAL SHAREHOLDERS' EQUITY ...........................................        24,185         23,830
                                                                                  --------       --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................      $ 84,754       $ 84,546
                                                                                  ========       ========


            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                     ---------
                                                               2002              2001
                                                               ----              ----
                                                            AS RESTATED       AS RESTATED
                                                             SEE NOTE M        SEE NOTE M
Revenues ............................................         $ 13,443          $  5,834
Cost of sales .......................................            7,094            11,859
                                                              --------          --------

      GROSS PROFIT (LOSS) ...........................            6,349            (6,025)

Selling, general and administrative expenses ........            4,455             5,069
Amortization of intangibles .........................              343               357
Research and development expenses ...................              420             1,157
                                                              --------          --------
      TOTAL OPERATING EXPENSES ......................            5,218             6,583
                                                              --------          --------

      OPERATING INCOME (LOSS) .......................            1,131           (12,608)

Interest expense ....................................             (887)             (715)
Interest and other income (expense), net ............               --               (85)
                                                              --------          --------
      INTEREST EXPENSE AND OTHER ....................             (887)             (800)
                                                              --------          --------

      INCOME (LOSS) BEFORE INCOME TAXES .............              244           (13,408)

Income tax provision (benefit) ......................               93            (5,032)
                                                              --------          --------

      NET INCOME (LOSS) .............................         $    151          $ (8,376)
                                                              ========          ========

NET INCOME (LOSS) PER SHARE:
   BASIC ............................................         $   0.01          $  (0.43)
                                                              ========          ========
   DILUTED ..........................................         $   0.01          $  (0.43)
                                                              ========          ========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
   BASIC ............................................           19,524            19,271
                                                              ========          ========
   DILUTED ..........................................           21,791            19,271
                                                              ========          ========




            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                        ---------
                                                                 2002            2001
                                                                 ----            ----
                                                             AS RESTATED      AS RESTATED
                                                              SEE NOTE M       SEE NOTE M
OPERATING ACTIVITIES
Net income (loss) ....................................         $   151          $(8,376)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization .....................           1,054            1,010
   Deferred income taxes .............................              93           (3,754)
   Write-down of long-lived assets ...................              --            1,307
   Amortization of bond discounts ....................             129               --
   Changes in operating assets and liabilities:
      Accounts receivable ............................             513            7,812
      Income taxes recoverable .......................              24             (722)
      Inventory ......................................          (1,213)           2,904
      Prepaid expenses and other current assets ......            (152)              99
      Trade accounts payable .........................           1,590            1,478
      Accrued compensation ...........................            (155)            (111)
      Income taxes payable ...........................              --             (556)
      Accrued expenses and other liabilities .........          (1,645)             215
                                                               -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............             389            1,306

INVESTING ACTIVITIES
Purchases of property, plant and equipment ...........            (974)          (1,229)
                                                               -------          -------
NET CASH USED IN INVESTING ACTIVITIES ................            (974)          (1,229)

FINANCING ACTIVITIES
Repayment of long-term debt ..........................             (66)            (961)
Borrowings under bank credit agreement ...............              --            1,300
Proceeds from exercise of stock options ..............             204              199
                                                               -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............             138              538

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....            (447)             615

Cash and cash equivalents at beginning of period .....           5,355              807
                                                               -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........         $ 4,908          $ 1,422
                                                               =======          =======

Amount paid for interest (net of capitalized interest)         $   620          $   701

Amount paid for income taxes .........................              --               --


            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary (the "Company"). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced losses from operations in 2001 and 2000 and has a working capital deficiency of $23.7 million as of March 31, 2002. As discussed in Note G, the Company has significant borrowings, which require, among other things, compliance with various covenants.



         As described more fully herein, the Company has had three consecutive years of operating losses (including the projected losses in 2002), is in default under its existing credit agreement and is a party to governmental proceedings and potential claims by the Food and Drug Administration ("FDA") that could have a material adverse effect on the Company. Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lenders, is working with the FDA to favorably resolve such proceeding, has appointed a new interim chief executive officer and implemented other management changes and has taken steps to return to profitability, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (i) continue to finance its current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing governmental proceeding with the FDA and (iv) ultimately refinance its senior bank debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.



         While there can be no guarantee that the Company will be able to continue to finance its current cash needs, the Company generated positive cash flow from operations in 2002. In addition, as of April 30, 2003, the Company had approximately $400,000 in cash and equivalents and approximately $1.4 million of undrawn availability under its second line of credit described below.



         There can also be no guarantee that the Company will successfully resolve the ongoing governmental proceedings with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.



         Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lenders, management believes that the Company has a good relationship with its senior lenders and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. The Company has also added key management personnel, including the appointment of a new interim chief executive officer, and additional personnel in critical areas, such as quality assurance. Management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company's profitability and cash flow from operations and improve its prospects for refinancing its senior debt and obtaining additional financing for future operations.



         As a result of all of the factors cited in the preceding paragraphs, management of the Company believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern. Further, even if the Company's efforts to raise additional financing and explore other strategic alternatives result in a transaction that repays the senior bank debt, there can be no assurance that the current common stock will have any value following such a transaction. In particular, if any new financing is obtained, it likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.



         On September 16, 2002, the Company was notified by The Northern Trust Company and its participating banks (the "Senior Lenders") that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the most recent extension of the credit agreement. The Senior Lenders also notified the Company that they would forbear from exercising their remedies under the credit agreement until January 3, 2003 (as indicated below, subsequently extended to June 30, 2003) if a forbearance agreement could be reached.



         On September 20, 2002, the Company and the Senior Lenders entered into an agreement under which the Senior Lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement") and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the Senior Lenders and $39,200,000, (ii) the Company's borrowing base, as defined, and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement requires that, except for then existing defaults, the Company continue to comply with all of the covenants in its credit agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the Senior Lenders.



         The Company, as required in the Forbearance Agreement, agreed to provide the Senior Lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the "Consulting Agreement") with a consulting firm (AEG Partners, LLC (the "Consultant")) whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company's day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company's Senior Lenders, upon learning of the Consultant's action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant's resignation, the Company was in default under the terms of the Forbearance Agreement and the credit agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the Senior Lenders gave notice of their exercise of certain remedies available under the credit agreement including, but not limited to, their setting off the Company's deposits with the Senior Lenders against the Company's obligations to the Senior Lenders. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the Senior Lenders withdrawing their demand for payment and restoring the Company's accounts.



         During the Company's discussions with the Consultant, the Company agreed to establish a special committee of the Board (the "Corporate Governance Committee") consisting of Directors Ellis and Bruhl, with Mr. Ellis serving as Chairman. The Consultant will interface with the Corporate Governance Committee regarding the Company's restructuring actions. The Company also agreed that the Consultant will oversee the Company's interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a "success fee" arrangement with the Consultant. Under terms of the arrangement, if the Consultant is successful in obtaining an extension to January 1, 2004 or later on the Company's senior debt, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of senior debt, which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant's engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.



         As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's Senior Lenders in December 2002. The restructuring plan requested that the Senior Lenders convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the Senior Lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the Senior Lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is included in the eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings, the Senior Lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company's Senior Lenders, on May 9, 2003, the Company engaged Leerink Swann an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the Senior Lenders' satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurances that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.



         In addition, as discussed in Note N, the Company is a party in governmental proceedings and potential claims by the FDA, the Securities and Exchange Commission ("SEC") and the Drug Enforcement Agency ("DEA"). While the Company is cooperating with each governmental agency, an unfavorable outcome in one or more proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation.



         In the event that the Company is not in compliance with the credit agreement covenants through the latest extension of the Forbearance Agreement and does not negotiate amended covenants or obtain a waiver thereto, then the Senior Lenders, at their option, may demand immediate payment of all outstanding amounts due them and exercise any and all remedies available to them, including, but not limited to, foreclosure on the Company's assets.

         The Company adopted Emerging Issues Task Force ("EITF") No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" as of January 1, 2002 and now presents the cost related to group purchasing organization administration fees as a reduction of revenue as opposed to selling, general and administrative expenses. 2001 amounts have been reclassified to conform with that of the 2002 presentation. For the three months ended March 31, 2002 and 2001 these costs amounted to $150,000 and $242,000, respectively.



         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K/A, Amendment No. 2.



         Certain previously reported amounts have been reclassified to conform to 2002 presentation.


NOTE B - USE OF ESTIMATES


         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions relate to the allowance for doubtful accounts, the allowance for chargebacks, the allowance for rebates, the reserve for slow-moving and obsolete inventory, the allowance for product returns, the allowance for discounts, the carrying value of intangible assets and the carrying value of deferred tax assets.


NOTE C - ACCOUNTS RECEIVABLE ALLOWANCES

         In May 2001, the Company completed an analysis of its March 31, 2001 allowance for chargebacks and rebates. In performing such analysis, the Company utilized recently obtained reports of wholesaler's inventory information, which had not been previously obtained or utilized. Based on the wholesaler's March 31, 2001 inventories and historical chargeback and rebate activity, the Company recorded an allowance of $6,961,000, which resulted in an expense of $12,000,000 for the three months ended March 31, 2001, as compared to an allowance of $3,296,000 at December 31, 2000. The expense for the three months ended March 31, 2002 was $4,076,000.

         Based on the wholesaler's inventory information, the Company increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2000. The provision for the three months ended March 31, 2001 was $2,559,000. The provision for the three months ended March 31, 2002 was $445,000.

NOTE D - INVENTORY

         The components of inventory are as follows (in thousands):

                                                         MARCH 31,  DECEMBER 31,
                                                           2002        2001
                                                           ----        ----

Finished goods......................................    $   2,728    $  2,906
Work in process.....................................        1,728       1,082
Raw materials and supplies..........................        4,892       4,147
                                                        ---------    --------
                                                        $   9,348    $  8,135
                                                        =========    ========

         Inventory at March 31, 2002 and December 31, 2001 is reported net of reserves for slow-moving, unsaleable and obsolete items of $1,739,000 and $1,845,000, respectively, primarily related to finished goods.

         Based on sales trends and forecasted sales activity by product, the Company increased its allowance for slow-moving and obsolete inventory to $4,583,000 at March 31, 2001 from $3,171,000 at December 31, 2000. The provision for the three months ended March 31, 2001 was $1,500,000. The provision for the three months ended March 31, 2002 was $250,000.

NOTE E - INTANGIBLE ASSETS


         Intangible assets consist of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. The Company assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows (See Note H and Note N). The Company has no goodwill or other similar assets with indefinite lives currently recorded on its balance sheet. A summary of the Company's acquired amortizable intangible assets as of March 31, 2002 is as follows (in thousands):


                                                 AS OF MARCH 31, 2002
                                                 --------------------
                                     GROSS CARRYING  ACCUMULATED    NET CARRYING
                                         AMOUNT     AMORTIZATION       AMOUNT
                                         ------     ------------       ------

Product Licenses....................    $   24,927   $    7,475      $   17,452

         The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2006 will be as follows (in thousands):

         For the year ended 12/31/02 (a)................  $   1,411
         For the year ended 12/31/03....................      1,419
         For the year ended 12/31/04....................      1,404
         For the year ended 12/31/05....................      1,357
         For the year ended 12/31/06....................      1,304

         (a) Amortization expense for the three months ended March 31, 2002 amounted to $343.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                        MARCH 31,   DECEMBER 31,
                                                          2002         2001
                                                          ----         ----

Land     ...........................................   $     396     $     396
Buildings and leasehold improvements ...............       8,218         8,208
Furniture and equipment ............................      25,781        25,724
Automobiles ........................................          55            55
                                                       ---------     ---------
                                                          34,450        34,383
Accumulated depreciation............................     (17,151)      (16,440)
                                                       ---------     ---------
                                                          17,299        17,943
Construction in progress............................      16,482        15,575
                                                       ---------     ---------
                                                       $  33,781     $  33,518
                                                       =========     =========


         Construction in progress primarily represents capital expenditures related to the Company's freeze-drying project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the freeze-drying project of $264,000 and $211,000 during the three-month periods ended March 31, 2002 and 2001, respectively.

NOTE G - FINANCING ARRANGEMENTS


         In December 1997, the Company entered into a $15,000,000 revolving credit agreement with its Senior Lenders, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This amended and restated credit agreement (the "Credit Agreement") is secured by substantially all of the assets of the Company and its subsidiaries and contains a number of restrictive covenants. There were outstanding borrowings of $44,800,000 at March 31, 2002 and December 31, 2001. The interest rate as of March 31, 2002 was 7.75%.


         On April 16, 2001 the revolving credit agreement was amended (the "2001 Amendment") and included, among other things, extension of the term of the Credit Agreement, establishment of a payment schedule, revision of the method by which the interest rate was to be determined, and the amendment and addition of certain covenants. The 2001 Amendment also required the Company to obtain subordinated debt of $3 million by May 15, 2001 and waived certain covenant violations through March 31, 2001. The 2001 Amendment required payments throughout 2001 totaling $7.5 million, with the balance of $37.5 million due January 1, 2002. The method used to calculate interest was changed to the prime rate plus 300 basis points. Previously, the interest rate was computed at the federal funds rate or LIBOR plus an applicable percentage, depending on certain financial ratios.

         On July 12, 2001, the Company entered into a forbearance agreement (the "Prior Agreement") with the Senior Lenders under which the lenders agreed to forbear from taking action against the Company to enforce their rights under the then existing Credit Agreement until January 2, 2002. As part of the Prior Agreement, the Company acknowledged the existence of certain events of default. These events included a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

         The Company received two extensions, which extended the Prior Agreement to February 1, 2002 and March 15, 2002, respectively. Both of these extensions carried the same reporting requirements and covenants while establishing new cash receipts covenants for the months of January and February in 2002.


         On April 12, 2002, in lieu of further extending the Prior Agreement, the Company entered into an amendment to the Credit Agreement (the "2002 Amendment"), effective January 1, 2002. The 2002 Amendment included, among other things, extension of the term of the Credit Agreement, establishment of a payment schedule and the amendment and addition of certain covenants. The new covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The 2002 Amendment also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the Credit Agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the Senior Lenders, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of Akorn stock other than a cessation of trading generally in the United States securities market, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to an engagement letter at any time after June 15, 2002 or (i) experience any material adverse action taken by the FDA, the SEC, the DEA or any other governmental authority based on an alleged failure to comply with laws or regulations. The 2002 Amendment required a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The Company remitted the $5.6 million payment on May 8, 2002. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million.

         The Senior Lenders agreed to extend the Credit Agreement to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements as the 2002 Amendment except that the Company is not required to comply with conditions (g) and (h) which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.


         On September 16, 2002, the Company was notified by the Senior Lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The Senior Lenders also notified the Company that they would forbear from exercising their remedies under the Credit Agreement until January 3, 2003 if a forbearance agreement could be reached.



         On September 20, 2002, the Company and the Senior Lenders entered into a Forebearance Agreement under which the Senior Lenders would agree to forbear from exercising their remedies and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the Senior Lenders and $39,200,000, (ii) the Company's borrowing base, as defined, and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement requires that, except for then existing defaults, the Company continue to comply with all of the covenants in its Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the Senior Lenders.



         The Company, as required in the Forbearance Agreement, agreed to provide the Senior Lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into the Consulting Agreement with the Consultant whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company's day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company's Senior Lenders, upon learning of the Consultant's action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant's resignation, the Company was in default under the terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the Senior Lenders gave notice of their exercise of certain remedies available under the Credit Agreement including, but not limited to, their setting off the Company's deposits with the Senior Lenders against the Company's obligations to the Senior Lenders. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the Senior Lenders withdrawing their demand for payment and restoring the Company's accounts.



         During the Company's discussions with the Consultant, the Company agreed to establish the Corporate Governance Committee consisting of Directors Ellis and Bruhl, with Mr. Ellis serving as Chairman. The Consultant will interface with the Corporate Governance Committee regarding the Company's restructuring actions. The Company also agreed that the Consultant will oversee the Company's interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a "success fee" arrangement with the Consultant. Under terms of the arrangement, if the Consultant is successful in obtaining an extension to January 1, 2004 or later on the Company's senior debt, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of senior debt, which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant's engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.



         As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's Senior Lenders in December 2002. The restructuring plan requested that the Senior Lenders convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the Senior Lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the Senior Lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings, the Senior Lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company's senior lenders, on May 9, 2003, the Company engaged Leerink Swann as an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders' satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurances that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.



         The Company is also a party to governmental proceedings by the FDA. While the Company is cooperating with the FDA, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may result in a material adverse action that would constitute a covenant violation under the Credit Agreement.



         In the event that the Company is not in compliance with the covenants and does not negotiate amended covenants or obtain a waiver thereof, then the Senior Lenders, at their option, may demand immediate payment of all outstanding amounts due them and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets.






         On July 12, 2001 as required under the terms of the Prior Agreement, the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt. All unexercised warrants expire on December 20, 2006.



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



         The Company, in accordance with APB Opinion No. 14, recorded the subordinated debt transaction such that the convertible debt and warrants have been assigned independent values. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and (iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. In accordance with EITF Abstract No. 00-27, the Company has also computed and recorded a value related to the "intrinsic" value of the convertible debt. This calculation determines the value of the embedded conversion option within the debt that has become beneficial to the owner as a result of the application of APB Opinion No. 14. This value was determined to be $1,508,000 and was recorded as additional paid in capital. The remaining $1,976,000 was recorded as long-term debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the "intrinsic" value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt.



         In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund the Company's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001, interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that the Company will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The Promissory Note is subordinated to the Company's senior debt but is senior to the Company's subordinated debt owed to the Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company's lyophilization facility each year. Dr. John N. Kapoor, the Company's chairman is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.



         Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The terms of the agreement to change the convertibility of the Tranche A interest and the convertibility of the Tranche B interest for the extension of the term require shareholder approval to be received by August 31, 2002, which was subsequently extended to June 30, 2003. If the Company's shareholders do not approve these changes, the Company would be in default under the Trust Agreement and, at the option of the Trust; the Subordinated Debt could be accelerated and become due and payable on June 30, 2003. Any default under the Trust Agreement would constitute an event of default under both the Credit Agreement and the NeoPharm Promissory Note. In the event of default, amounts due under the Credit Agreement and the NeoPharm Promissory Note could be declared to be due and payable, notwithstanding the Forbearance Agreement which is presently in place between the Company and its senior lender. The Company expects that it will reach agreement with the Trust to extend, if necessary, the shareholder approval date until the next shareholders' meeting.



         In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,917,000 and $2,189,000 at December 31, 2002 and 2001, respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.


NOTE H - DISCONTINUED PRODUCT

         In May 2001, the Company discontinued one of its products due to uncertainty of product availability from a third-party manufacturer, rising manufacturing costs and delays in obtaining FDA approval to manufacture the product in-house. The Company recorded an asset impairment charge of $1,168,000 related to manufacturing equipment specific to the product and an asset impairment charge of $139,000 related to the remaining balance of the product acquisition intangible asset during the first quarter of 2001. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of operations.

NOTE I - NON-CASH TRANSACTIONS

         The Company received an equity ownership in Novadaq Technologies, Inc., ("Novadaq"), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq Technologies, Inc. The Company has determined this investment should be accounted for under the cost method as described in Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." See Note M to the condensed consolidated financial statements for further information.



NOTE J - RESTRUCTURING CHARGES

         During the second quarter of 2001, the Company adopted a restructuring program with actions to properly size its operations to the current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, plant-closing costs related to the San Clemente, CA sales office and rent for unused facilities under lease in San Clemente and Lincolnshire, Illinois. The restructuring, affecting all business segments, reduced the Company's workforce by approximately 50 employees, representing 12.5% of the total workforce. Activities previously executed in San Clemente were relocated to the Company's headquarters. The restructuring program costs were included in selling, general and administrative expenses and resulted in a charge to operations of approximately $1,117,000 encompassing severance of $398,000, lease costs of $625,000 and other costs of $594,000. During the three months ended March 31, 2002, the Company paid $166,000 for severance costs and $72,000 for lease costs. At March 31, 2002, the amount remaining in the accruals for the restructuring program was approximately $290,000, representing the remaining balance of lease commitments, which expire in February 2003. The balance as of December 31, 2001 was $528,000.



NOTE K - EARNINGS PER COMMON SHARE


         Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.

         The following table shows basic and diluted earnings per share computations for the three-month periods ended March 31, 2001 and March 31, 2002 (in thousands, except per share information):

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                           2002             2001
                                                                           ----             ----
Net income (loss) per share - basic:
   Net income (loss) ...........................................         $    151         $ (8,376)
   Weighted average number of shares outstanding ...............           19,524           19,271
                                                                         --------         --------

Net income (loss) per share - basic ............................         $   0.01         $  (0.43)
                                                                         ========         ========

Net income (loss) per share - diluted:
   Net income (loss) ...........................................         $    151         $ (8,376)
   Net income (loss) adjustment for interest on convertible debt
      and convertible interest on debt .........................               62               --
                                                                         --------         --------

   Net income (loss), as adjusted ..............................         $    213         $ (8,376)
                                                                         ========         ========

   Weighted average number of shares outstanding ...............           19,524           19,271
   Additional shares assuming conversion of convertible debt
      and convertible interest on debt .........................            1,153               --
   Additional shares assuming conversion of warrants ...........              504               --
   Additional shares assuming conversion of options ............              610               --
   Weighted average number of shares outstanding, as adjusted ..           21,791           19,271
                                                                         --------         --------

Net income (loss) per share -- diluted .........................         $   0.01         $  (0.43)
                                                                         ========         ========


         Certain warrants and options are not included in the earnings per share calculation when the exercise price is greater that the average market price for the period. In addition, options outstanding during the three month period ended March 31, 2001 were not considered in the computation of diluted earnings per share since the Company reported a loss from operations. The number of warrants and options excluded in each period is reflected in the following table.

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                     2002            2001
                                                                                     ----            ----
Anti-dilutive options not included in earnings per share calculation............     1,434          2,203

NOTE L - INDUSTRY SEGMENT INFORMATION



         During 2001, the Company changed how it evaluates its operations. The Company now classifies its operations into three business segments, ophthalmic, injectable and contract services. Previously, the Company evaluated its business as two segments, ophthalmic and injectable. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. The contract services segment manufacturers products for third-party pharmaceutical and biotechnology customers based upon their specifications. Selected financial information by industry segment is presented below (in thousands). Prior period information has been restated to reflect the change in segments.



                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                        2002             2001
                                                        ----             ----
REVENUES
Ophthalmic ...................................        $  6,785         $   (109)
Injectable ...................................           3,788            2,702
Contract Services ............................           2,870            3,241
                                                      --------         --------
      Total revenues .........................        $ 13,443         $  5,834
                                                      ========         ========

GROSS PROFIT (LOSS)
Ophthalmic ...................................        $  3,663         $ (5,769)
Injectable ...................................           1,834             (357)
Contract Services ............................             852              101
                                                      --------         --------
      Total gross profit (loss) ..............           6,349           (6,025)
Operating expenses ...........................           5,218            6,583
                                                      --------         --------
      Total operating income (loss) ..........           1,131          (12,608)
Interest and other income (expense), net .....            (887)            (800)
                                                      --------         --------
   Income (loss) before income taxes .........        $    244         $(13,408)
                                                      ========         ========


         The Company manages its business segments to the gross profit level and manages its operating costs on a company-wide basis. The Company does not identify assets by segment for internal purposes.


NOTE M -- RESTATEMENT


         Subsequent to the issuance of the Company's consolidated financial statements for the quarter ended March 31, 2002, management of the Company determined that the Company had not adequately considered all of the information available with respect to certain disputed receivables in establishing its allowance for uncollectible accounts as of December 31, 2000 and that the $7,520,000 increase in its allowance for doubtful accounts that was recognized during the three months ended March 31, 2001 should have been recognized at December 31, 2000 and that bad debt expense for the years ended December 31, 2000 and 2001 was understated and overstated, respectively, by a corresponding amount.


         Management of the Company also determined that the accounting treatment initially afforded to the settlement with Novadaq Technologies, Inc. ("Novadaq") was not in accordance with accounting principles generally accepted in the United States of America. Initially, the Company recorded the Investment in Novadaq Technologies, Inc. at fair value of $6,040,000 with a corresponding credit to deferred revenue of $5,350,000. The Company has determined that in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," the investment should have been accounted for under the cost method, which is equivalent to the $690,000 originally advanced to Novadaq for clinical trial expenses under the original agreement. See Note I and Note N to these condensed consolidated financial statements for further information related to this settlement.

         In addition, management determined that the Company had not recognized the $1,508,000 beneficial conversion feature embedded in the convertible notes issued to Dr. Kapoor in the third quarter of 2001 and correspondingly, had not amortized a portion of the resulting bond discount. Bond discount amortization is included in interest expense.

         Also, management determined that it had not accounted for the cost related to group purchasing organization administration fees in accordance with Emerging Issues Task Force Abstract ("EITF") No. 01-9. As a result the Company restated the three-months ended March 31, 2002 and 2001, to account for $150,000 and $242,000, respectively, of such costs as a reduction of revenue as opposed to selling, general and administrative expenses.

         The Company's consolidated financial statements for the three-month periods ended March 31, 2002 and 2001 have been restated to appropriately account for these items. The following tables summarize the significant effects of the restatement:


               AS OF MARCH 31, 2002:                            AS PREVIOUSLY
               --------------------                                REPORTED     AS RESTATED
                                                                   --------     -----------
               Investment in Novadaq Technologies, Inc.......     $   6,040      $    690
               Deferred income taxes - noncurrent............         3,648         3,757
               Total assets..................................        89,995        84,754
               Long-term debt................................         8,855         7,632
               Deferred revenue..............................         5,350            --
               Common stock..................................        25,088        26,596
               Accumulated deficit...........................        (2,235)       (2,411)
               Shareholders' equity..........................        22,853        24,185

                                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                                              MARCH 31, 2002                   MARCH 31, 2001
                                                              --------------                   --------------
                                                      AS PREVIOUSLY                    AS PREVIOUSLY
                                                         REPORTED     AS RESTATED        REPORTED      AS RESTATED
                                                         --------     -----------        --------      -----------
                  Revenues...........................    $ 13,593       $ 13,443         $   6,076       $  5,834
                  Selling, general and
                   administrative expense............       4,205          4,055            12,831          5,069
                  Interest expense...................        (823)          (887)              N/C            N/C
                  Income (loss) before income taxes..         308            244           (20,928)       (13,408)
                  Income tax provision (benefit).....         117             93            (7,951)        (5,032)
                  Net income (loss)..................         191            151           (12,977)        (8,376)
                  Net income (loss) per share:.......
                    Basic............................    $   0.01       $   0.01         $   (0.67)      $  (0.43)
                    Diluted..........................    $   0.01       $   0.01         $   (0.67)      $  (0.43)

                  N/C - No Change



NOTE N - LEGAL PROCEEDINGS



         On March 27, 2002, the Company received a letter informing it that the staff of the SEC's regional office in Denver, Colorado, would recommend to the Commission that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001.



         On February 27, 2003, the Company reached an agreement in principle with the staff of the SEC's regional office in Denver, Colorado, that would resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The Company has recently become aware of and informed the SEC staff of certain weaknesses in its internal controls, which it is in the process of addressing. It is uncertain at this time what effect these actions will have on the agreement in principle currently pending with the SEC staff. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connections with this proceeding.

         The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the License Agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company will record an asset impairment charge of $1,559,500 in the second quarter of 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company as of the settlement date less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL (which was received on August 3, 2002).



     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine Current Good Manufacturing Practices ("cGMP") inspection of the Company's Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. The October 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, provided a progress report to the FDA on April 15 and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.


     As a result of the latest inspection and the Company's response, the FDA may take any of the following actions: (i) accept the Company's reports and response and take no further action against the Company; (ii) permit the Company to continue its corrective actions and conduct another inspection (which likely would not occur before the fourth quarter of 2003) to assess the success of these efforts; (iii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA's course of action.

     The Company believes that unless and until the FDA chooses option (i) or, in the case of option (ii), unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company. This has adversely impacted, and is likely to continue to adversely impact the Company's ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.


     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company's senior debt or could cause the Company's senior lenders to refuse further extensions of the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity.



         On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. ss. 801, et. seq. and regulations promulgated under the Act. On November 6, 2002, the Company entered into a Civil Consent Decree with the DEA. Under terms of the Consent Decree, the Company, without admitting any of the allegations in the complaint from the DEA, has agreed to pay a fine of $100,000 and remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If the Company does not remain in substantial compliance during the two-year period following entry of the Civil Consent Decree, the Company may be held in contempt of court and ordered to pay an additional $300,000 fine.



         On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescein angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The FDA had requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration,

Novadaq asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which were estimated to cost approximately $4,400,000. Alternatively, Novadaq sought a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq sought unspecified damages as a result of the alleged failure or delay on Akorn's part in performing its obligations under the Agreement. In its response, Akorn denied Novadaq's allegations and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio
R. Pera, Akorn's then President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings. Subsequent to the resignation of Mr. Pera on June 7, 2002, the Company named Ben
J. Pothast, its Chief Financial Officer, to fill the vacancy on the Novadaq Board of Directors created by his departure. The Company has recorded its equity ownership interest in Novadaq as Investment in Novadaq Technologies, Inc. on the balance sheet (See Note I).

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


NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS


         In June 2001, the Financial Accounting Standards Board ("FASB") issued three statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

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

         SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002. The adoption of this new standard did not have a significant effect on the Company's financial statements as no impairments were recognized upon adoption.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-

Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have any effect on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a significant impact on the Company financial statements.


NOTE P - SUBSEQUENT EVENTS


         On October 1, 2002, a Nasdaq Listing Qualification Panel notified the Company that the appeal of its June 24, 2002 delisting from the Nasdaq National Market had been denied. Previously, on April 19, 2002, the Company received a Nasdaq Staff Determination advising the Company that, as a result of the Company's inability to include audited financial statements in its 2001 Annual Report on Form 10-K as filed with the SEC on April 16, 2002, the Company was in violation of Nasdaq's report filing requirements for continued listing on the Nasdaq National Market. On May 16, 2002, the Company participated in a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination that the Company should be delisted. The Nasdaq Listing Qualification Panel requested additional information before making a decision on the Company's continued listing. The Company provided this information to the panel. On October 7, 2002, the Company filed an amendment to its 2001 Annual Report on Form 10-K/A, which included audited financial statements.

         On May 8, 2002, the Company used the proceeds of its federal income tax refund to pay down its senior debt by $5.6 million. This payment reduces the outstanding balance of the senior debt to $39.2 million from $44.8 million.


         See Notes A, G and N for recent developments regarding the Company's financing arrangements and legal proceedings with the JHU/APL, Novadaq and the DEA, the FDA and the SEC.



         On December 19, 2002 and January 22, 2003, the Company received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapsine, which the Company produced. The total claims of these two items total $3.8 million. The Company has just begun the investigation of the facts and circumstances surrounding these claims and cannot as of yet determine the potential liability, if any, from these claims. The Company will vigorously defend itself in regards to these claims.



         On December 18, 2002, Dr. John N. Kapoor submitted his resignation as Chief Executive Officer of the Company. Dr. Kapoor will remain Chairman of the Board of Directors of the Company. On February 17, 2003, Arthur S. Przybyl was named Interim Chief Executive Officer of the Company.



         On February 18, 2003 the Company announced that it had received approval from the U.S. FDA for its Abbreviated New Drug Application ("ANDA") for Lidocaine Jelly, 2% ("Lidocaine Jelly"), a bioequivalent to Xylocaine Jelly(R), a product of AstraZeneca PLC used primarily as a topical anesthetic by urologists and hospitals. The product will be manufactured at the Company's Somerset, New Jersey facility.



         In February of 2003, the Company recalled two products, Fluress and Fluoracaine, due to container/closure integrity problems resulting in leaking containers. The recall has been classified by the FDA as a Class II recall, which means that the use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or that the probability of serious health consequences as the result of such use or exposure is remote. To date, the Company has not received any notification or complaints from end users of the recalled products. The financial impact to the Company of this recall is not material to the financial statements.



         In March of 2003, as a result of the most recent FDA inspection, the Company recalled twenty-four lots of product produced from the period December 2001 to June 2002 in one of its production rooms at its Decatur, IL facility. The majority of the lots recalled were for third party contract customer products. Subsequent to this decision and after discussions with the FDA, eight of the original twenty-four lots have been exempted from the recall due to medical necessity. At this time, the FDA has not reached a conclusion on the classification of this recall. To date, the Company has not received any notification or complaints from end users of the recalled products. The Company believes the financial impact of this recall will not be material to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements. Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended March 31, 2002, management of the Company determined that the balance of the Company's allowance for doubtful accounts as of December 31, 2000 was understated by $7,520,000 and that bad debt expense for the years ended December 31, 2000 and 2001 was understated and overstated, respectively, by a corresponding amount. In addition, management determined that the Company had not recognized the $1,508,000 beneficial conversion feature embedded in the convertible notes issued to Dr. Kapoor in the third quarter of 2001. Management of the Company also determined that the accounting treatment initially afforded to the settlement with Novadaq Technologies Inc. (See Note I and Note N) was not in accordance with accounting principles generally accepted in the United States of America. Also, management determined that it had not accounted for the cost related to group purchasing organization administration fees in accordance with Emerging Issues Task Force Abstract ("EITF") No. 61-9. As a result the Company restated the three-months ended March 31, 2002 to account for $150,000 of such costs as a reduction of revenue as opposed to selling, general and administrative expenses. For the three months ended March 31, 2001, $242,000 was reclassified to conform with the 2002 presentation. The Company's condensed consolidated financial statements for the three month periods ended March 31, 2002 and 2001 have been restated to appropriately account for these items. See Note M "Restatement" in the condensed consolidated financial statements for a summary of the significant effects of the restatement. The following discussion and analysis give effect to the restatement.



CRITICAL ACCOUNTING POLICIES


         The Company recognizes sales upon the shipment of goods or upon the delivery of goods, depending on the sales terms. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable. The Company records a provision at the time of sale for estimated chargebacks, rebates and product returns. Additionally, the Company maintains an allowance for doubtful accounts and slow moving and obsolete inventory. These provisions and allowances are analyzed and adjusted, if necessary, at each balance sheet date.



         The Company maintains allowances for chargebacks and rebates. These allowances are reflected as a reduction of accounts receivable.



         The Company enters contractual agreements with certain third parties such as hospitals and group-purchasing organizations ("GPO's") to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers. When a wholesaler sells products to one of the third parties that is subject to a contractual price agreement, the difference between the price to the wholesaler and the price under contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. The Company reduces the chargeback allowance when it processes a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period.



         Prior to March 31, 2001, the Company used historical trends and actual experience to estimate its chargeback allowance. In May 2001, management obtained wholesaler inventory reports as of March 31, 2001 to aid in performing a detailed business review in an effort to better understand its current cash flow constraints. The Company assessed the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports. The Company had not previously obtained these reports due to the cost of obtaining such reports and also due to the fact that the Company had not seen any indication that its historical trends analysis was not reasonable. Previously management believed that wholesalers maintained limited inventory levels to balance maintaining available stock for a given product with the cost of storing such inventory. Accordingly, management previously considered recent sales activity in estimating wholesaler on-hand inventory levels for the purpose of assessing the reasonableness of the allowance. However, the reports of wholesaler inventory information suggested that the wholesalers had greater levels of on-hand inventory than had previously been estimated and the Company used this new information to enhance its methodology of estimating the allowance.



         Similarly, the Company maintains an allowance for rebates related to contract and other programs with the wholesalers. The rebate allowance also reduces gross sales and accounts receivable by the amount of the estimated rebate amount when the Company sells its products to the wholesalers. At each balance sheet date, the Company evaluates the allowance against actual rebates processed and such amount can vary materially from period to period.


         Based upon the wholesaler's March 31, 2001 inventories and historical chargeback and rebate activity, the Company recorded an allowance of $6,961,000, which resulted in an expense of $12,000,000 for the three months ended March 31, 2001, as compared to an allowance of $3,296,000 recorded at December 31, 2000.

         During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability determining that an additional $2,250,000 provision needed to be recorded. The additional increase to the allowance was necessary to reflect the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups. The Company had previously seen a greater level of list price business than is occurring in the current business environment.


         The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesalers under these various contracts and programs. For the quarters ended March 31, 2002 and 2001, the Company recorded chargeback and rebate expense of $4,076,000 and $12,000,000, respectively. The allowance for chargebacks and rebates was $4,531,000 and $4,190,000 as of March 31, 2002 and December 31, 2001, respectively.

         The Company maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period. For the quarters ended March 31, 2002 and 2001, the Company recorded a provision for product returns of $445,000 and $2,559,000 respectively. The allowance for potential product returns was $481,000 and $548,000 at March 31, 2002 and December 31, 2001, respectively.



         In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Such wholesaler inventory information had not been historically purchased and therefore, had not been considered in assessing the reasonableness of the allowance prior to March 31, 2001. Historical returns had not been significant. Based on the wholesaler's inventory information, which demonstrated higher levels of on-hand product than previously estimated by management, combined with increased levels of return activity, the Company increased its allowance for potential product returns to $2,232,000 at March 31, 2001 from $232,000 at December 31, 2000. The provision for the three months ended March 31, 2001 was $2,559,000



         The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:


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


         The allowance for doubtful accounts was $3,291,000 and $3,706,000 as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, the Company had a total of $5,564,000 of past due gross accounts receivable of which $3,102,000 was over 60 days past due. The Company performs a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $3,291,000, the portion related to the wholesaler customers is $1,821,000 with the remaining $1,470,000 reserve for all other customers.


         The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the quarters ended March 31, 2002 and 2001, the Company recorded a provision for discounts of $299,000 and $288,000, respectively. Previous to 2001, the Company did not grant discounts. The allowance for discounts was $156,000 and $143,000 as of March 31, 2002 and December 31, 2001, respectively.


         The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. The Company estimates the amount of inventory that may not be sold prior to its expiration. In 2001, upon obtaining the wholesaler's inventory reports, the Company learned that the wholesalers had greater levels of on-hand inventory than had been previously estimated. This provided the Company with greater insight as to the potentially lower buying patterns of the wholesalers than previously forecasted and had been contemplated in estimating the levels of inventory in assessing the adequacy of the allowance. For the quarters ended March 31, 2002 and 2001, the Company recorded a provision for inventory obsolescence of $250,000 and $1,500,000 respectively. The allowance for inventory obsolescence was $1,739,000 and $1,845,000 as of March 31, 2002 and December 31, 2001, respectively.

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

         Intangibles consist primarily of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at March 31, 2002 and December 31, 2001 was $7,475,000 and $7,132,000, respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO 2001

         The following table sets forth, for the periods indicated, net sales by segment, excluding intersegment sales (in thousands):


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                                ---------
                                                        2002               2001
                                                        ----               ----
Ophthalmic segment .......................            $ 6,785           $  (109)
Injectable segment .......................              3,788             2,702
Contract Services segment ................              2,870             3,241
                                                      -------           -------
Total revenues ...........................            $13,443            $ 5,834
                                                      =======            =======



         Consolidated revenues increased 130% in the quarter ended March 31, 2002 compared to the same period in 2001 due to fact that the net sales for the first quarter 2001 were negatively impacted by the provisions related to chargebacks, rebates and returned goods of $14,559,000 for the three months ended March 31, 2001 as compared to $4,521,000 for the three months ended March 31, 2002 (See Note C to the condensed consolidated financial statements).







         The provisions for chargebacks, rebates and product returns are recorded as reductions to gross sales in computing net sales. Of the $10,038,000 increase, $2,518,000 affected ophthalmic revenues and $7,520,000 affected injectable revenues. Ophthalmic segment sales increased primarily due to the fluctuation in the chargeback, rebate and returns provisions noted above as well as strong angiography and ointment product sales as the Company has and will continue to focus marketing efforts on these key product lines. Injectable segment sales increased primarily due to the fluctuation in the chargebacks, rebates and returns provisions noted above partially offset by decreased demand following abnormally high anesthesia sales in the first quarter of 2001 related to product shortages which did not re-occur in the first quarter of 2002. Contract Services sales decreased by 11.4% due mainly to customer inventory management decisions, as the Company has not lost any major customer's business.



         Consolidated gross profit was $6,349,000 for the 2002 first quarter as compared to a gross loss of $6,025,000 in the same period a year ago. The significant improvement in gross margin in the first quarter of 2002 was a result of the changes in revenue noted above along with a significant improvement in inventory obsolescence expense (See Note D to the condensed consolidated financial statements). Also adding to the improved margins was the Company's continued focus on manufacturing costs, operational efficiencies as well as a shift in product mix to higher gross margin products in the angiography and ointment product lines.

         Selling, general and administrative ("SG&A") expenses decreased 12%, from $5,069,000 to $4,455,000, during the quarter ended March 31, 2002 as compared to the same period in 2001 due to an asset impairment charge of $1,307,000 in 2001 offset by an increase in legal costs and product launch related expenses.



         Research and development ("R&D") expense decreased 63.7% in the quarter, to $420,000 from $1,157,000 for the same period in 2001. The Company has scaled back its research and development activities and will continue to focus on strategic product niches in the areas of controlled substances and ophthalmics.


         Interest and other expense for the first quarter of 2002 was $887,0000, a 10.9% increase compared to the same period in the prior year, primarily due to interest expense associated with the amortization of bond discounts recorded as part of the convertible debt and warrant agreements entered into during the third quarter of 2001.

         The Company's effective tax rate for the current quarter was 38.1% compared to 37.5% for the comparable prior year quarter. The Company reported a net income of $151,000 or $0.01 per weighted average share for the three months ended March 31, 2002, compared to a net loss of $8,376,000 or ($0.43) per weighted average share for the comparable prior year quarter.

 FINANCIAL CONDITION AND LIQUIDITY

         Working capital at March 31, 2002 was a deficit of $23.7 million compared to a deficit of $24.3 million at December 31, 2001. Working capital is a deficit primarily due to the $45.1 million in long-term debt that is due within twelve months of the balance sheet reporting date of March 31, 2002. Future working capital needs will be highly dependent upon the Company's ability to control expenses and manage its accounts receivables. Management believes that existing cash and cash flow from operations will be sufficient to meet the cash needs of the business for the immediate future, but that the Company will need to refinance or extend the maturity of the bank credit agreement, as it does not anticipate sufficient cash to make the June 30, 2003 scheduled payment.





         For the quarter ended March 31, 2002, the Company provided $389,000 in cash from operations to finance its working capital requirements, primarily from a decrease in accounts receivable balances. Investing activities, which primarily relate to purchase of equipment and construction in progress, required $974,000 in cash. Financing activities provided $138,000 in cash, primarily due to the exercise of stock options.


         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



         As described more fully herein, the Company has had three consecutive years of operating losses (including the projected losses in 2002), is in default under its existing credit agreement and is a party to governmental proceedings and potential claims by the FDA that could have a material adverse effect on the Company. Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lenders and obtained extensions thereof through June 30, 2003, is working with the FDA to favorably resolve such proceedings, has appointed a new interim chief executive officer and implemented other management changes and has taken additional steps to return to profitability, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing governmental proceeding with the FDA and (iv) ultimately refinance its senior bank debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.



         While there can be no guarantee that the Company will be able to continue to finance its current cash needs, the Company generated positive cash flow from operations in 2002. In addition, as of April 30, 2003, the Company had approximately $400,000 in cash and equivalents and approximately $1.4 million of undrawn availability under the second line of credit described below.



         There also can be no guarantee that the Company will successfully resolve the ongoing governmental proceedings with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.



         Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lenders, management believes that the Company has a good relationship with its senior lenders and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. The Company has also added key management personnel, including the appointment of a new interim chief executive officer, and additional personnel in critical areas, such as quality assurance. Management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company's profitability and cash flow from operations and improved its prospects for refinancing its senior debt and obtaining additional financing for future operations.



         As a result of all of the factors cited in the preceding three paragraphs, management believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern. Further, even if the Company's efforts to raise additional financing and explore other strategic alternatives result in a transaction that repays the senior bank debt, there can be no assurance that the current common stock will have any value following such a transaction. In particular, if any new financing is obtained, it likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.



The Credit Agreement



         In 1997, the Company entered into a $15 million revolving credit arrangement with The Northern Trust Company, increased to $25 million in 1998, and subsequently increased to $45 million in 1999, subject to certain financial covenants and secured by substantially all of the assets of the Company. This credit agreement, as amended effective January 1, 2002 (the "Credit Agreement"), requires the Company to maintain certain financial covenants. These covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the Credit Agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of the Company's stock other than a cessation of trading generally in the United States securities market, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to such an engagement letter at any time after June 15, 2002 or (i) experiencing any material adverse action taken by the FDA, the SEC, the DEA or any other governmental authority based on an alleged failure to comply with laws or regulations. The amended Credit Agreement required a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The Company remitted the $5.6 million payment on May 8, 2002. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million.



         The Company's senior lenders agreed to extend the Credit Agreement to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements except that the Company is not required to comply with conditions (g) and (h) above which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.



         On September 16, 2002, the Company was notified by its senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the Credit Agreement until January 3, 2003 if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement") and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement requires that, except for then-existing defaults, the Company continue to comply with all of the covenants in its Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders. In the event that the Company is not in compliance with the continuing covenants under the Credit Agreement and does not negotiate amended covenants or obtain a waiver thereof, then the senior lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets. This could result in the Company seeking protection from its creditors and a reorganization under the federal bankruptcy code.



         The Company, as required in the Forbearance Agreement, agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002 and agreed to retain a consulting firm by September 27, 2002, and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the "Consulting Agreement") with a consulting firm (AEG Partners, LLC (the "Consultant")) whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company's day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company's senior lenders, upon learning of the Consultant's action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant's resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lenders gave notice of their exercise of certain remedies available under the Credit Agreement including, but not limited to, their setting off the Company's deposits with the senior lenders against the Company's obligations to the senior lenders. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lenders withdrawing their demand for payment and restoring the Company's accounts.



         During the Company's discussions with the Consultant, the Company agreed to establish a special committee of the Board (the "Corporate Governance Committee") consisting of Directors Ellis and Bruhl, with Mr. Ellis serving as Chairman. The Consultant will interface with the Corporate Governance Committee regarding the Company's restructuring actions. The Company also agreed that the Consultant will oversee the Company's interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a "success fee" arrangement with the Consultant. Under terms of the arrangement, if the Consultant is successful in obtaining an extension to January 1, 2004 or later on the Company's senior debt, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of the senior debt which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant's engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.



         As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's senior lenders in December 2002. The restructuring plan requested that the senior lenders convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the senior lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the senior lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings, the senior lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company's senior lenders, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders' satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurances that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.



FDA Proceeding



         As discussed above, the Company is also a party to a governmental proceeding by the FDA (See Note N "Legal Proceedings"). While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement or cause the Company's senior lenders to refuse to further extend the forbearance agreement, any or all of which could have a material adverse effect on the Company's Liquidity.













Facility Expansion



         The Company is in the process of completing an expansion of its Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services, which manufacturing capability the Company currently does not have. Subject to the Company's ability to refinance its senior debt and obtain new financing for future operations and capital expenditures, the Company anticipates the completion of the Lyophilization expansion in the second half of 2004. As of December 31, 2002, the Company had spent approximately $16.4 million on the expansion and anticipates the need to spend approximately $1.0 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, the Company will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued three statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."


         SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill. The following criteria is to be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS No. 141 are effective for all business combinations completed after June 30, 2001. The adoption of this new standard did not have an effect on the Company's financial statements.


         SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002. The adoption of this new standard did not have a significant effect on the Company's financial statements as no impairments were recognized upon adoption.


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


         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have any effect on the Company's financial statements.


         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a significant impact on the Company financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Mr. John N. Kapoor, Ph.D., the Company's Chairman of the Board, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with the Company. Further, Dr. Kapoor has loaned the Company $5,000,000 with the result that he has become a major creditor of the Company as well as a major shareholder.


         On March 21, 2001, in consideration of Dr. Kapoor assuming the positions of President and interim CEO of the Company, the Compensation Committee of the Board of Directors agreed to issue Dr. Kapoor options to purchase 500,000 shares of the Company's common stock under the Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program in lieu of cash compensation.


         On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Bridge Loan Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13) and $2,000,000 ("Tranche B" which was received on August 16). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt. All unexercised warrants expire on December 20, 2006.


         Under the terms of the Bridge Loan Agreement, the subordinated debt accrues interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Trust and the Company's Senior Lenders. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Bridge Loan Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

         In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund Akorn's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the promissory note, dated December 20, 2001, evidencing the loan (the Promissory Note") interest will accrue at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The Promissory Note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur,

Illinois. In consideration for the loan, under a separate manufacturing agreement between the Company and NeoPharm, the Company, upon completion of the lyophilization facility, agrees to provide NeoPharm with access to at least 15% of the capacity of Akorn's lyophilization facility each year. The Promissory
Note is subordinated to Akorn's senior debt owed to The Northern Trust Company and its participating banks, but is senior to Akorn's subordinated debt owed to the Trust. Dr. John N. Kapoor, the Company's chairman is also chairman of NeoPharm and holds a substantial stock position in that company as well as in the Company.



         Commensurate with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Bridge Loan Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The terms of the agreement to change the convertibility of the Tranche A interest and the convertibility of the Tranche B interest for the extension of the term require shareholder approval to be received by August 31, 2002, which was subsequently extended to June 30, 2003. If the Company's shareholders do not approve these changes, the Company would be in default under the Trust Agreement and, at the option of the Trust, the Subordinated Debt could be accelerated and become due and payable on June 30, 2003. Any default under the Trust Agreement would constitute an event of default under both the Credit Agreement and the Neopharm Promissory Note. In the event of default amounts due under the Credit Agreement and the Neopharm Promissory Note could be declared to be due and payable, notwithstanding the Forebearance Agreement which is presently in place between the Company and its Senior Lenders. The Company expects that it will reach agreement with the Trust to extend the shareholder approval date until the next shareholders meeting.


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

FORWARD LOOKING STATEMENTS


         Any statements made by Akorn, Inc. ("we", "us", "our", or the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the private Securities Litigation Reform Act of 1995. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, those risks and uncertainties relating to difficulties or delays in restructuring the Company's financial obligations, the necessity of complying with various regulatory procedures in the manufacture of drug products, the uncertainties with respect to acquiring, developing, financing, testing, producing and marketing of new products, uncertainty regarding the outcome of legal proceedings involving the Company, the uncertainty of patent protection for the Company's intellectual property or trade secrets, and other risks detailed from time to time in filings the Company makes with the Securities and Exchange Commission including, but not limited to, those risks referenced under the caption "Risk Factors" in the Company's Annual Report on Form 10-K/A, Amendment No. 2 for the fiscal year ended December 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure involves three debt instruments. The Credit Agreement with The Northern Trust Company and the subordinated convertible debentures issued to the John N. Kapoor Trust bear the same interest rate, which fluctuates at prime plus 300 basis points. The third debt instrument, the promissory note issued to NeoPharm, Inc. ("NeoPharm"), bears interest at an initial rate of 3.6% and is reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. All of the Company's remaining long-term debt is at fixed interest rates. Management estimates that a change of 100 basis points in its variable rate debt from the interest rates in effect at March 31, 2002 would result in a $394,000 change in annual interest expense.

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

         The fair value of the credit agreement and convertible subordinated debenture approximated the recorded value as of March 31, 2002. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,650,000, would be lower than the current carrying value of $3,250,000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         On March 27, 2002, the Company received a letter informing it that the staff of the SEC's regional office in Denver, Colorado, would recommend to the Commission that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001.



         On February 27, 2003, the Company reached an agreement in principle with the staff of the SEC's regional office in Denver, Colorado, that would resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The Company has recently become aware of and informed the SEC staff of certain weaknesses in its internal controls, which it is in the process of addressing. It is uncertain at this time what effect these actions will have on the agreement in principle currently pending with the SEC staff. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connections with this proceeding.


         The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company will record an asset impairment charge of $1,559,500. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company as of the settlement date less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL (which was received on August 3, 2002).





     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP the inspection of the Company's Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified cGMP deviations. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided a progress report to the FDA on April 15, 2003 and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.



     As a result of the latest inspection and the Company's response, the FDA may take any of the following actions: (i) accept the Company's reports and response and take no further action against the Company; (ii) permit the Company to continue its corrective actions and conduct another inspection (which likely would not occur before the fourth quarter of 2003) to assess the success of these efforts; (iii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA's course of action.



     The Company believes that unless and until the FDA chooses option (i) or, in the case of option (ii), unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company. This has adversely impacted, and is likely to continue to adversely impact the Company's ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.



     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company's senior debt or could cause the Company's senior lenders to refuse further extensions of the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity.

         On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the United States Drug Enforcement Administration had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. ss. 801, et. seq. and regulations promulgated under the Act. On November 6, 2002, the Company entered into a Civil Consent Decree with the Drug Enforcement Administration of the United States Department of Justice ("DEA"). Under terms of the Consent Decree, the Company, without admitting any of the allegations in the complaint from the DEA, has agreed to pay a fine of $100,000 and remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If the Company does not remain in substantial compliance during the two-year period following entry of the Civil Consent Decree, the Company may be held in contempt of court and ordered to pay an additional $300,000 fine.

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


         On December 19, 2002 and January 22, 2003, the Company received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapaine which the Company produced. The total claims of these two items total $3.8 million. The Company is in the early stages of its investigation of the facts and circumstances surrounding these claims and cannot as of yet determine the potential liability, if any, from these claims. The Company will vigorously defend itself in regards to these claims.


 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES


         The Company is currently in default under certain covenants on its senior credit facility, including the failure to make a $39,200,000 principal payment that was due on August 31, 2002. There have been no defaults on interest payments due on the loan. As long as the Company is in compliance with the terms of the Forbearance Agreement entered into with the Senior Lender on September 20, 2002, the Senior Lender has agreed to forbear from exercising its remedies under the credit facility until January 3, 2003 which was subsequently extended until June 30, 2003. See Item 1, "Financial Statements Note G - Financing Arrangements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

         In March 2002, the Company was notified that the staff of the Securities and Exchange Commission's regional office in Denver, Colorado planned to recommend to the Commission that it bring an enforcement action for injunctive relief against the Company because of an alleged overstatement in the Company's accounts receivable as of December 31, 2000. See Item 1 - Legal Proceedings.


         On October 1, 2002, a Nasdaq Listing Qualification Panel notified the Company that the appeal of its June 24, 2002 delisting from the Nasdaq National Market had been denied. On June 24, 2002, Nasdaq notified the Company that a Nasdaq Listing Qualification Panel had issued an order delisting Akorn securities from the Nasdaq National Market effective at the opening of business on June 25, 2002. The action taken by Nasdaq is due to the fact that the Company does not comply with the Nasdaq report filing requirements with respect to its Form 10-K filing with the SEC for the year ended December 31, 2001. The Company reported the action taken by Nasdaq on Form 8-K on June 27, 2002 (See Item 6. "Exhibits and Reports on Form 8-K"). Previously, on April 19, 2002, the Company received a Nasdaq Staff Determination advising the Company that, as a result of the Company's inability to include audited financial statements in its 2001 Annual Report on Form 10-K as filed with the SEC on April 16, 2002, the Company was in violation of Nasdaq's report filing requirements for continued listing on the Nasdaq National Market. On May 16, 2002, the Company participated in a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination that the Company should be delisted. The Nasdaq Listing Qualification Panel requested additional information before making a decision on the Company's continued listing. The Company provided this information to the panel. On October 7, 2002, the Company filed Amendment No. 2 to its 2001 Annual Report on Form 10-K/A, which included audited financial statements. The Company intends to reapply for listing on the Nasdaq National Market exchange or a similar exchange.


         On June 7, 2002, the Company accepted the resignation of Mr. Antonio R. Pera as President, COO and a director of the Company. On September 23, 2002, Mr. Arthur S. Przybyl, formerly Senior Vice President for sales and marketing of the Company, was named President and COO of the Company.


         On December 18, 2002, Dr. John N. Kapoor submitted his resignation as Chief Executive Officer of the Company. Dr. Kapoor will remain Chairman of the Board of Directors of the Company. On February 17, 2003, Arthur S. Przybyl was named Interim Chief Executive Officer of the Company.


         On September 26, 2002, under the terms of the Forbearance Agreement between the Company and the Senior Lenders, the Company engaged a consulting firm, AEG Partners ("AEG"), to assist in the development and execution of a restructuring plan and in overseeing the Company's day-to-day operations. At that time, Larry Adelman, the managing director of AEG was named the Chief Restructuring Officer of the Company, reporting directly to the Board of Directors.

         On November 18, 2002, AEG notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the AEG, in breach of the Consulting Agreement. The Company's Senior Lenders, upon learning of the AEG's action, notified the Company by letter dated November 18, 2002, that, as a result of the AEG's resignation, the Company was in default under the terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the Senior Lenders gave notice of their exercise of certain remedies available under the Credit Agreement including, but not limited to, their setting off the Company's deposits with the Senior Lenders against the Company's obligations to the Senior Lenders. The Company immediately entered into discussions with AEG which led, on November 21, 2002, to AEG rescinding its notification of resignation and to the Senior Lenders withdrawing their demand for payment and restoring the Company's accounts.


         During the Company's discussions with AEG, the Company agreed to establish a special committee of the Board (the "Corporate Governance Committee") consisting of Directors Ellis and Bruhl, with Mr. Ellis serving as Chairman. AEG will interface with the Corporate Governance Committee regarding the Company's restructuring actions. The Company also agreed that AEG will oversee the Company's interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a "success fee" arrangement with AEG. Under terms of the arrangement, if AEG is successful in obtaining an extension to January 1, 2004 or later on the Company's senior debt, AEG will be paid a cash fee equal to 1 1/2% of the amount of senior debt, which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share to AEG upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) AEG's engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         (99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

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

                                                AKORN, INC.



                                                /s/       BEN J. POTHAST
                                                --------------------------------
                                                          Ben J. Pothast
                                                 Vice President, Chief Financial
                                                      Officer and Secretary
                                                  (Duly Authorized and Principal
                                                        Financial Officer)


Date: May 21, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Arthur S. Przybyl, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Akorn, Inc.;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.


Date:  May 21, 2003                      /s/ ARTHUR S. PRZYBYL
                                         ---------------------------------------
                                         Name:   Arthur S. Przybyl
                                         Title:  Interim Chief Executive Officer





                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ben J. Pothast, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Akorn, Inc.;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report.


Date:  May 21, 2003                      /s/ BEN J. POTHAST
                                         ------------------------------------
                                         Name:    Ben J. Pothast
                                         Title:   Chief Financial Officer