Form 10-Q/A
period 2002-06-30
AKORN INC
filed 2003-05-21
CIK 3116

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                         -----------------------------------


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

                                EXPLANATORY NOTE


We are filing this Quarterly Report on Form 10-Q/A as Amendment No. 1 to our Form 10-Q, originally filed on August 19, 2002, for the purpose of giving effect to the restatement of the Company's consolidated Financial statements for the three and six month periods ended June 30, 2002 and 2001, and to amend certain disclosures and provide additional disclosures. The details of the restatement are discussed in Note M "Restatement" in the condensed consolidated financial statements included in Item 1. For the convenience of the reader, we have restated the Form 10-Q in its entirety.



                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets-June 30, 2002 (Restated) and December 31, 2001.........      2

             Condensed Consolidated Statements of Operations-Three and six months ended
                   June 30, 2002 (Restated) and 2001 (Restated)...........................................      3

             Condensed Consolidated Statements of Cash Flows -Six months ended
                    June 30, 2002 (Restated) and 2001 (Restated)..........................................      4

             Notes to Condensed Consolidated Financial Statements.........................................      5

         ITEM 2.  Management's discussion and analysis of financial condition and results of operations...     18

         ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks.............................     26

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.......................................................................     28

         ITEM 2.  Changes in Securities and Use of Proceeds...............................................     29

         ITEM 3.  Default Upon Senior Securities..........................................................     29

         ITEM 4.  Submission of Matters to a Vote of Security Holders.....................................     29

         ITEM 5.  Other Information.......................................................................     30

         ITEM 6.  Exhibits and Reports on Form 8-K........................................................     30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          2002           2001
                                                                                      -----------    ------------
                                                                                      AS RESTATED
                                                                                      SEE NOTE M
                                     ASSETS
CURRENT ASSETS
       Cash and cash equivalents..................................................    $     4,900    $      5,355
       Trade accounts receivable (less allowance
           for doubtful accounts of $1,292 and $3,706)............................          5,493           5,902
       Inventory .................................................................         10,173           8,135
       Deferred income taxes .....................................................          2,069           2,069
       Income taxes recoverable ..................................................            666           6,540
       Prepaid expenses and other assets .........................................            873             579
                                                                                      -----------    ------------
           TOTAL CURRENT ASSETS ..................................................         24,174          28,580

OTHER ASSETS
       Intangibles, net...........................................................         15,112          18,485
       Investment in Novadaq Technologies Inc.....................................            690               -
       Deferred income taxes......................................................          4,538           3,850
       Other .....................................................................            113             113
                                                                                      -----------    ------------
           TOTAL OTHER ASSETS.....................................................         20,453          22,448
PROPERTY, PLANT AND EQUIPMENT, NET ...............................................         34,964          33,518
                                                                                      -----------    ------------

           TOTAL ASSETS...........................................................    $    79,591    $     84,546
                                                                                      ===========    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Current installments of long-term debt.....................................    $    39,483    $     45,072
       Trade accounts payable ....................................................          5,627           3,035
       Accrued compensation ......................................................            948             760
       Accrued expenses and other liabilities ....................................          1,960           4,070
                                                                                      -----------    ------------
           TOTAL CURRENT LIABILITIES .............................................         48,018          52,937
LONG-TERM DEBT ...................................................................          7,688           7,574
OTHER LONG-TERM LIABILITIES ......................................................            444             205
                                                                                      -----------    ------------
           TOTAL LIABILITIES......................................................         56,150          60,716

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common stock ..............................................................         26,635          26,392
       Accumulated deficit .......................................................         (3,194)         (2,562)
                                                                                      -----------    ------------
           TOTAL SHAREHOLDERS' EQUITY ............................................         23,441          23,830
                                                                                      -----------    ------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $    79,591    $     84,546
                                                                                      ===========    ============



            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                     ---------------------------    -----------------------------
                                                         2002           2001             2002           2001
                                                     ------------    -----------    ------------     ------------
                                                      AS RESTATED    AS RESTATED     AS RESTATED     AS RESTATED
                                                      SEE NOTE M      SEE NOTE M      SEE NOTE M     SEE NOTE M
Revenues ..........................................  $     14,165    $    10,410    $     27,608     $     16,244
Cost of goods sold.................................         7,799          8,128          14,893           19,987
                                                     ------------    -----------    ------------     ------------

   GROSS PROFIT (LOSS).............................         6,366          2,282          12,715           (3,743)

Selling, general and administrative expenses.......         6,315          5,917          10,770           10,986
Provision (recovery) for bad debts.................          (400)         4,610            (400)           4,610
Amortization of intangibles........................           355            362             698              719
Research and development...........................           562            642             982            1,799
                                                     ------------    -----------    ------------     ------------
   TOTAL OPERATING EXPENSES........................         6,832         11,531          12,050           18,114
                                                     ------------    -----------    ------------     ------------

   OPERATING INCOME (LOSS).........................          (466)        (9,249)            665          (21,857)

Interest expense...................................          (826)          (870)         (1,713)          (1,585)
Interest and other income (expense), net...........             -             (2)              -              (87)
                                                     ------------    -----------    ------------     ------------
   INTEREST EXPENSE AND OTHER......................          (826)          (872)         (1,713)          (1,672)
                                                     ------------    -----------    ------------     ------------

   LOSS BEFORE INCOME TAXES........................        (1,292)       (10,121)         (1,048)         (23,529)

Income tax benefit.................................          (509)        (3,846)           (416)          (8,878)
                                                     ------------    -----------    ------------     ------------

   NET LOSS........................................  $       (783)   $    (6,275)   $       (632)    $    (14,651)
                                                     ============    ===========    ============     ============



NET LOSS PER SHARE:
   BASIC ..........................................  $      (0.04)   $     (0.33)   $      (0.03)    $     (0.76)
                                                     ============    ===========    ============     ============
   DILUTED.........................................  $      (0.04)   $     (0.33)   $      (0.03)    $     (0.76)
                                                     ============    ===========    ============     ============

SHARES USED IN COMPUTING NET
    LOSS PER SHARE:
   BASIC ..........................................        19,566         19,301          19,545           19,286
                                                     ============    ===========    ============     ============
   DILUTED.........................................        19,566         19,301          19,545           19,286
                                                     ============    ===========    ============     ============


            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      ---------------------------
                                                                                          2002          2001
                                                                                      ------------   ------------
                                                                                        AS RESTATED   AS RESTATED
                                                                                        SEE NOTE M    SEE NOTE M
OPERATING ACTIVITIES
Net loss   .......................................................................    $      (632)   $    (14,651)
Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation and amortization .............................................          2,158           2,085
       Deferred income taxes......................................................           (688)           (414)
       Write-down of long-lived assets ...........................................          1,560           1,407
       Amortization of bond discounts.............................................            259               -
       Changes in operating assets and liabilities:
           Accounts receivable....................................................            409          13,221
           Income taxes recoverable...............................................          5,874          (7,908)
           Inventory..............................................................         (2,038)          3,555
           Prepaid expenses and other current assets..............................           (169)            284
           Trade accounts payable.................................................          2,592            (345)
           Accrued compensation...................................................            188             565
           Income taxes payable...................................................              -            (556)
           Accrued expenses and other liabilities.................................         (1,571)          4,003
                                                                                      -----------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................          7,942           1,246


INVESTING ACTIVITIES
Purchases of property, plant and equipment .......................................         (2,906)         (2,506)
                                                                                      -----------    ------------

NET CASH USED IN INVESTING ACTIVITIES ............................................         (2,906)         (2,506)

FINANCING ACTIVITIES
Repayment of long-term debt ......................................................         (5,734)         (1,024)
Increased borrowings under bank credit agreement .................................              -           1,300
Proceeds from exercise of stock options ..........................................            243             268
                                                                                      -----------    ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...............................         (5,491)            544

DECREASE IN CASH AND CASH EQUIVALENTS ............................................           (455)           (716)

Cash and cash equivalents at beginning of period .................................          5,355             807
                                                                                      -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................    $     4,900    $         91
                                                                                      ===========    ============


Amount paid for interest (net of capitalized interest)............................    $     1,251    $      1,091

Amount paid (recovered) for income taxes..........................................         (5,609)              -



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


         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced losses from operations in 2001 and 2000 and has a working capital deficiency of $23.8 million as of June 30, 2002. As discussed in Note G, the Company has significant borrowings, which require, among other things, compliance with various covenants.



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



         As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's Senior Lenders in December 2002. The restructuring plan requested that the Senior Lenders convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the Senior Lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the Senior Lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is included in the eleventh amendment to the Forbearance Agreement which expires on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings, the Senior Lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company's Senior Lenders, on May 9, 2003, the Company engaged Leerink Swann an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders' satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to be successful in obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurances that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.



         In addition, as discussed in Note N, the Company is a party in governmental proceedings and potential claims by the FDA, Securities and Exchange Commission ("SEC") and the Drug Enforcement Agency ("DEA"). While the Company is cooperating with each governmental agency, an unfavorable outcome in one or more proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation.



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

         The Company adopted Emerging Issues Task Force ("EITF") No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" as of January 1, 2002 and now presents the cost related to group purchasing organizations administration fees as a reduction of revenue as opposed to selling, general and administrative expenses. 2001 amounts have been reclassified to conform with that of the 2002 presentation. For the three and six month periods ended June 30, 2002, these costs amounted to $280,000 and $430,000, respectively. For the three and six month periods ended June 30, 2001, these costs amounted to $227,000 and $469,000, respectively.



         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K/A, Amendment No. 2.



         Certain previously reported amounts have been reclassified to conform to the 2002 presentation.


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


         During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability. The expense for the quarters ended June 30, 2002 and 2001 was $3,478,000 and $7,320,000, respectively. The increase reflects the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups.


         The Company recorded a reduction of gross sales of $7,320,000 and $19,320,000 for the three and six month periods ended June 30, 2001, respectively, related to chargebacks and rebates. This compares to a reduction of gross sales for the three and six months ended June 30, 2002 of $3,478,000 and $7,554,000, respectively.

         Based on the wholesalers' inventory information, the Company also increased its allowance for potential product returns to $1,993,000 at June 30, 2001 from $232,000 at December 31, 2000. The reduction of gross sales related to returns for the three and six months ended June 30, 2001 was $286,000 and $2,845,000, respectively. This compares to a reduction of gross sales related to returns for the three and six months ended June 30, 2002 of $587,000 and $1,032,000.


         Based upon its unsuccessful efforts to collect past due balances, the Company increased the allowance for doubtful accounts to $12,928,000 at June 30, 2001 from $8,321,000 at December 31, 2000. The expense recorded in the three and six month period ended June 30, 2001 was $4,610,000. The Company did not record any bad debt expense or recovery during the three months ended March 31, 2002 and recorded $400,000 in bad debt recoveries during the three months ended June 30, 2002.

The allowance for doubtful accounts is $1,292,000 as of June 30, 2002.


NOTE D - INVENTORY

         The components of inventory are as follows (in thousands):

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2002             2001
                                                                                    -------------     ------------
Finished goods..................................................................    $       3,597     $      2,906
Work in process.................................................................            1,956            1,082
Raw materials and supplies......................................................            4,620            4,147
                                                                                    -------------     ------------
                                                                                    $      10,173     $      8,135
                                                                                    =============     ============

         Inventory at June 30, 2002 and December 31, 2001 is reported net of reserves for slow-moving, unsaleable and obsolete items of $1,760,000 and $1,845,000, respectively, primarily related to finished goods.

         Based on sales trends and forecasted sales activity by product, the Company increased its reserve for slow-moving, unsaleable and obsolete inventory items to $4,084,000 at June 30, 2001 from $3,171,000 at December 31, 2000. The
Company recorded expense of $1,500,000 related to slow-moving, unsaleable and obsolete inventory during the first quarter of 2001. The expense recorded for the three months ended June 30, 2002 was $243,000. The Company did not record any expense for the three months ended June 30, 2001. The expense recorded for the six months ended June 30, 2002 and 2001 was $493,000 and $1,500,000, respectively.

NOTE E - INTANGIBLE ASSETS

         Intangible assets consist of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. The Company assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. The Company recorded an impairment charge during the second quarter of 2002 related to an intangible asset with a gross carrying amount of $1,985,000. (See Note H and Note N). The Company has no goodwill or other similar assets with indefinite lives currently recorded on its balance sheet. A summary of the Company's acquired amortizable intangible assets as of June 30, 2002 is as follows (in thousands):

                                                     AS OF JUNE 30, 2002
                                     -----------------------------------------------
                                     GROSS CARRYING     ACCUMULATED     NET CARRYING
                                         AMOUNT        AMORTIZATION        AMOUNT
                                     --------------    -------------    -------------
Product Licenses....................  $     22,941   $       7,829     $     15,112

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

         (a) Amortization expense for the six months ended June 30, 2002 amounted to $698.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2002             2001
                                                                                    -------------     ------------
Land     .......................................................................    $         396     $        396
Buildings and leasehold improvements ...........................................            8,256            8,208
Furniture and equipment ........................................................           26,694           25,724
Automobiles ....................................................................               55               55
                                                                                    -------------     ------------
                                                                                           35,401           34,383
Accumulated depreciation........................................................          (17,900)         (16,440)
                                                                                    -------------     ------------
                                                                                           17,501           17,943
Construction in progress........................................................           17,463           15,575
                                                                                    -------------     ------------
                                                                                    $      34,964     $     33,518
                                                                                    =============     ============


         Construction in progress primarily represents capital expenditures related to the Company's freeze-drying project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the freeze-drying project of $545,000 and $520,000 during the six month periods ended June 30, 2002 and 2001, respectively.


NOTE G - FINANCING ARRANGEMENTS


         In December 1997, the Company entered into a $15,000,000 revolving credit agreement with its Senior Lenders, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This amended and restated credit agreement (the "Credit Agreement") is secured by substantially all of the assets of the Company and its subsidiaries and contains a number of restrictive covenants. There were outstanding borrowings of $39,200,000 and $44,800,000 at June 30, 2002 and December 31, 2001, respectively. The interest rate as of June 30, 2002 was 7.75%.


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




         On September 20, 2002, the Company and the Senior Lenders entered into a Forbearance Agreement under which the Senior Lenders would agree to forbear from exercising their remedies and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the Senior Lenders and $39,200,000, (ii) the Company's borrowing base, as defined, and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement requires that, except for then existing defaults, the Company continue to comply with all of the covenants in its Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the Senior Lenders.



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



         The Company is also a party to governmental proceedings by the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may result in a material adverse action that would constitute a covenant violation under the Credit Agreement.



         In the event that the Company is not in compliance with the Credit Agreement covenants and does not negotiate amended covenants or obtain a waiver thereof, then the Senior Lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets.



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

NOTE H - DISCONTINUED PRODUCT

         In May 2001, the Company discontinued one of its products due to uncertainty of product availability from a third-party manufacturer, rising manufacturing costs and delays in obtaining FDA approval to manufacture the product in-house. The Company recorded an asset impairment charge of $1,168,000 related to manufacturing equipment specific to the product and an asset impairment charge of $139,000 related to the remaining balance of the product acquisition intangible asset during the first quarter of 2001. These amounts are included in selling, general and administrative expense on the condensed consolidated statements of operations.

NOTE I - NON-CASH TRANSACTIONS

         In the first quarter of 2002, the Company received an equity ownership in Novadaq Technologies, Inc., ("Novadaq"), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq Technologies, Inc. The Company has determined this investment should be accounted for under the cost method as described in Accounting Principles Board Opinion ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock."

NOTE J - RESTRUCTURING CHARGES


         During the second quarter of 2001, the Company adopted a restructuring program with actions to properly size its operations to then current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, plant-closing costs related to the San Clemente, CA sales office and rent for unused facilities under lease in San Clemente and Lincolnshire, IL. The restructuring, affecting all business segments, reduced the Company's workforce by approximately 50 employees, representing 12.5% of the total workforce. Activities previously executed in San Clemente were relocated to the Company's headquarters. The restructuring program costs were included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and resulted in a charge to operations of approximately $1,117,000 encompassing severance of $398,000, lease costs of $625,000 and other costs of $94,000. During the three and six months ended June 30, 2002, the Company paid $51,000 and $217,000, respectively, for severance costs and $67,000 and $139,000, respectively, for lease costs. At June 30, 2002, the amount remaining in the accruals for the restructuring program was approximately $172,000, representing the remaining balance of lease commitments, which expire in February 2003. The balance as of December 31, 2001 was $528,000.

NOTE K - EARNINGS PER COMMON SHARE

         Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.

         The following table shows basic and diluted earnings per share computations for the three and six month periods ended June 30, 2002 and June 30, 2001 (in thousands, except per share information):

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                            ----------------------    -----------------------
                                                              2002         2001         2002          2001
                                                            ---------    ---------    ---------    ----------
Net loss per share - basic:
  Net loss..............................................    $    (783)   $  (6,275)   $    (632)   $  (14,651)
  Weighted average number of shares outstanding.........       19,566       19,301       19,545        19,286
                                                            ---------    ---------    ---------    ----------

Net loss per share - basic..............................    $   (0.04)   $   (0.33)   $   (0.03)   $    (0.76)
                                                            =========    =========    =========    ==========
Net loss per share - diluted:
  Net loss..............................................    $    (783)   $  (6,275)   $    (632)   $  (14,651)
  Net loss adjustment for interest on
    convertible debt and convertible interest on debt...            -            -            -             -
                                                            ---------    ---------    ---------    ----------

  Net loss, as adjusted.................................    $    (783)   $  (6,275)   $    (632)   $  (14,651)

  Weighted average number of shares outstanding.........       19,566       19,301       19,545        19,286
  Additional shares assuming conversion of
    convertible debt and convertible interest on debt...            -            -            -             -
  Additional shares assuming conversion of warrants.....            -            -            -             -
  Additional shares assuming conversion of options......            -            -            -             -
                                                            ---------    ---------    ---------    ----------
  Weighted average number of shares
    outstanding, as adjusted............................       19,566       19,301       19,545        19,286

Net loss per share - diluted............................    $   (0.04)   $   (0.33)   $   (0.03)   $    (0.76)
                                                            =========    =========    =========    ==========


         Certain warrants, options and convertible debt are not included in the earnings per share calculation when the exercise price is greater than the average market price for the period. In addition, options outstanding during the three and six month period ended June 30, 2002 and 2001 as well as warrants and convertible debt outstanding during the three and six month periods ended June 30, 2002 were not considered in the computation of diluted earnings per share since the Company reported a loss from operations. The number shares subject to warrants, options and conversion of convertible debt and convertible interest on debt excluded in each period is reflected in the following table:


                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                             -------------------       -------------------
                                                              2002         2001         2002          2001
                                                             -----       -------       ------        -----
Anti-dilutive convertible debt and convertible
  interest on debt not included in earnings per
  share calculations....................................     2,568            -        2,568             -
Anti-dilutive warrants not included
  in earnings per share calculations....................     1,667            -        1,667             -
Anti-dilutive options not included
  in earnings per share calculations....................     2,182        2,506        1,948         2,506

NOTE L - INDUSTRY SEGMENT INFORMATION


         During the third quarter of 2001, the Company changed how it evaluates its operations. The Company now classifies its operations into three business segments: ophthalmic, injectable and contract services. Previously, the Company evaluated its business as two segments, ophthalmic and injectable. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based upon their specifications. Selected financial information by industry segment is presented below (in thousands). Prior period information has been restated to reflect the change in segments.



                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                     ---------------------------    -----------------------------
                                                        2002            2001             2002           2001
                                                     ------------    -----------    ------------     ------------
REVENUES
Ophthalmic.........................................  $      7,000    $     5,520    $     13,677     $      5,411
Injectable.........................................         4,411            754           8,157            3,456
Contract Services..................................         2,754          4,136           5,624            7,377
                                                     ------------    -----------    ------------     ------------
   Total revenues..................................  $     14,165    $    10,410    $     27,608     $     16,244
                                                     ============    ===========    ============     ============

GROSS PROFIT (LOSS)
Ophthalmic.........................................  $      3,399    $     2,208    $      7,156     $     (3,561)
Injectable.........................................         2,586           (998)          4,385           (1,355)
Contract Services..................................           180          1,072           1,024              173
                                                     ------------    -----------    ------------     ------------
   Total gross profit (loss).......................         6,366          2,282          12,715           (3,743)

Operating expenses.................................         6,832         11,531          12,050           18,114
                                                     ------------    -----------    ------------     ------------
   Total operating income (loss)...................          (466)        (9,249)            665          (21,857)

Interest and other income (expense), net...........          (826)          (872)         (1,713)          (1,672)
                                                     ------------    -----------    ------------     ------------
   Loss before income taxes........................  $     (1,292)   $   (10,121)   $     (1,048)    $    (23,529)
                                                     ============    ===========    ============     ============


         The Company manages its business segments to the gross profit level and manages its operating costs on a company-wide basis. The Company does not identify assets by segment for internal purposes.

NOTE M -- RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the quarter ended June 30, 2002, management of the Company determined that the Company had not adequately considered all of the information available with respect to certain disputed receivables in establishing its allowance for uncollectible accounts as of December 31, 2000 and that the $7,520,000 increase in its allowance for doubtful accounts that was recognized during the three months ended March 31, 2001 should have been recognized at December 31, 2000.

         Management of the Company also determined that the accounting treatment initially afforded to the settlement with Novadaq Technologies, Inc. ("Novadaq") was not in accordance with accounting principles generally accepted in the United States of America. In the first quarter of 2002, the Company recorded the Investment in Novadaq Technologies, Inc. at fair value of $6,040,000 with a corresponding credit to deferred revenue of $5,350,000. The Company has determined that in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," the investment should have been accounted for under the cost method, which is equivalent to the $690,000 originally advanced to Novadaq for clinical trial expenses under the original agreement. See Note I and Note N to these condensed consolidated financial statements for further information related to this settlement.

         In addition, management determined that the Company had not recognized the $1,508,000 beneficial conversion feature embedded in the convertible notes issued to Dr. Kapoor in the third quarter of 2001 and correspondingly, had not amortized a portion of the resulting bond discount. Bond discount amortization is included in interest expense. Management has also determined that the settlement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") that was previously disclosed in the notes to the condensed consolidated statements should also be reflected in the financial statements for the second quarter of 2002. The impact of the settlement was a write-down of intangible assets of $1,560,000. See Note N for further discussion of the settlement with JHU/APL.



         Also, management determined that it had not accounted for the costs related to group purchasing organization administration fees in accordance with Emerging Issues Task Force Abstract ("EITF") No. 01-9. As a result the Company restated the three and six month periods ended June 30, 2002 to account for the $280,000 and $430,000, respectively, of such costs as a reduction of revenue as opposed to selling, general, and administrative expenses and for the three and six month periods ended June 30, 2001, $227,000 and $469,000, respectively.


         As a result, the Company's consolidated financial statements for the three and six month periods ended June 31, 2002 and the six month period ended June 30, 2001 have been restated to appropriately account for these items. The following tables summarize the significant effects of the restatement:

                                                        AS
                                                    PREVIOUSLY
AS OF JUNE 30, 2002:                                 REPORTED      AS RESTATED
--------------------                                ----------    ------------
Prepaid expenses and other assets.................  $    748        $    873
Intangibles, net..................................    17,097          15,112
Investment in Novadaq Technologies, Inc...........     6,040             690
Deferred income taxes - noncurrent................     3,813           4,538
Total assets......................................    86,076          79,591
Accrued expenses and other liabilities............     2,260           1,960
Long-term debt....................................     8,847           7,688
Deferred revenue..................................     5,350              --
Common stock......................................    25,127          26,635
Accumulated deficit...............................    (2,010)         (3,194)
Shareholders' equity..............................    23,117          23,441






                                       THREE MONTHS ENDED       THREE MONTHS ENDED        SIX MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30, 2002            JUNE 30, 2001           JUNE 30, 2002          JUNE 30, 2001
                                     ----------------------   ----------------------   ---------------------  ---------------------
                                         AS                       AS                        AS                     AS
                                     PREVIOUSLY      AS       PREVIOUSLY      AS        PREVIOUSLY     AS      PREVIOUSLY    AS
                                      REPORTED     RESTATED    REPORTED     RESTATED     REPORTED   RESTATED    REPORTED   RESTATED
                                     ----------    --------   ----------    --------    ----------  --------   ----------  --------
Revenues............................ $  14,445    $  14,165   $  10,637    $  10,410    $ 28,038   $  27,608   $ 16,713    $ 16,244
Selling, general and
 administrative expense.............     5,035        6,315      10,754        5,917       9,640      10,770        N/C         N/C
Provision for bad debts ............      (400)        (400)          -        4,610        (400)       (400)    12,130       4,610
Interest expense....................      (762)        (826)        N/C          N/C      (1,585)     (1,713)       N/C         N/C
Income (loss) before income taxes...       332       (1,292)        N/C          N/C         640      (1,048)   (31,049)    (23,529)
Income tax provision (benefit)......       107         (509)        N/C          N/C         224        (416)   (11,797)     (8,878)
Net income (loss)...................       225         (783)        N/C          N/C         416        (632)   (19,252)    (14,651)
Net income (loss) per share:.......
  Basic............................. $    0.01    $   (0.04)  $   (0.33)   $   (0.33)   $   0.02   $   (0.03)  $  (1.00)  $   (0.76)
  Diluted........................... $    0.01    $   (0.04)  $   (0.33)   $   (0.33)   $   0.03   $   (0.03)  $  (1.00)  $   (0.76)


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

         The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the License Agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company has recorded an asset impairment charge of $1,559,500 in selling, general and administrative expense during the second quarter of 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company as of the settlement date less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL (which was received on August 3, 2002).



         In October 2000, the FDA issued a warning letter to the Company following the FDA's routine Current Good Manufacturing Practices ("cGMP") the inspection of the Company's Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified cGMP deviations. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided a progress report to the FDA on April 15 and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.


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


         SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations," and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations to be accounted for using the purchase method. In addition, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill. The following criteria is to be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS No. 141 are effective for all business combinations completed after June 30, 2001. The adoption of this new standard did not have an effect on the Company's financial statements.



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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

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


         See Notes A, G and N for recent developments regarding the Company's financing arrangements and legal proceedings with JHU/APL, Novadaq, the DEA, the FDA and the SEC.



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



         On February 18, 2003 the Company announced that it had received approval from the U.S. FDA for its Abbreviated New Drug Application ("ANDA") for Lidocaine Jelly, 2% ("Lidocaine Jelly"), a bioequivalent to Xylocaine Jelly (R), a product of AstraZeneca PLC used primarily as a topical anesthetic by urologists and hospitals. The product will be manufactured at the Company's Somerset, New Jersey facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements. Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended June 30, 2002, management of the Company determined that the balance of the Company's allowance for doubtful accounts as of December 31, 2000 was understated by $7,520,000 and that bad debt expense for the years ended December 31, 2000 and 2001 was understated and overstated, respectively, by a corresponding amount. In addition, management determined that the Company had not recognized the $1,508,000 beneficial conversion feature embedded in the convertible notes issued to Dr. Kapoor in the third quarter of 2001. Management of the Company also determined that the accounting treatment initially afforded in the first quarter of 2002 to the settlement with Novadaq Technologies Inc. (See Note I and Note N) was not in accordance with accounting principles generally accepted in the United States of America and that the settlement with The Johns Hopkins University, Applied Physics Lab, previously disclosed in the notes to condensed consolidated financial statements, should also be reflected in the financial statements for the second quarter of 2002. Also, management determined that it had not accounted for the costs related to group purchasing organization administration fees in accordance with Emerging Issues Task Force Abstract ("EITF") No. 01-9. The Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2002 and the three and six month period ended June 30, 2001 have been restated to appropriately account for these items. See Note M "Restatement" in the condensed consolidated financial statements for a summary of the significant effects of the restatement. The following discussion and analysis give effect to the restatement.


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

         Prior to March 31, 2001, the Company used historical trends and actual experience to estimate its chargeback and rebate allowance. In May 2001, management obtained wholesaler inventory reports as of March 31, 2001 to aid in performing a detailed business review in an effort to better understand its current cash flow constraints. The Company had not previously obtained these reports due to the cost of obtaining such reports and also due to the fact that the Company had not seen any indication that its historical trends analysis was not reasonable. Previously management believed that wholesalers maintained limited inventory levels to balance maintaining available stock for a given product with the cost of storing such inventory. Management would consider recent sales activity in estimating wholesaler on-hand inventory levels for the purpose of assessing the reasonableness of the allowance. The reports of wholesaler inventory information suggested that the wholesalers had greater levels of on-hand inventory than had previously been estimated and the Company used this new information to enhance its methodology of estimating the allowances.

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

         The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contract and programs. For the three and six month periods ended June 30, 2002, the Company recorded chargeback and rebate expense of $3,478,000 and $7,554,000, respectively. For the three and six month periods ended June 30, 2001, the Company recorded chargeback and rebate expense of $7,320,000 and $19,320,000, respectively. The allowance for chargebacks and rebates was $4,036,000 and $4,190,000 as of June 30, 2002 and December 31, 2001,
respectively.

         The Company maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period. For the three and six months ended June 30, 2002, the Company recorded a provision for product returns of $587,000 and $1,032,000, respectively. For the three and six months ended June 30, 2001, the Company recorded a provision for product returns of $286,000 and $2,845,000, respectively. The allowance for potential product returns was $811,000 and $548,000 at June 30, 2002 and December 31, 2001,
respectively.

         In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Such wholesaler inventory information had not been historically purchased and therefore, had not been considered in assessing the reasonableness of the allowance prior to March 31, 2001. Historical returns had not been significant. Based on the wholesaler's inventory information, which demonstrated higher levels of on-hand product than previously estimated by management, combined with increased levels of return activity, the Company increased its allowance for potential product returns.

         The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:


         o Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic environmental and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, "channel" factors, etc.).

         o Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data;
             (b) information regarding current credit quality of customers; and
             (c) information regarding exogenous factors, particularly in respect of major customers.

         o Developed assumptions reflecting management's judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to "partial payments;" (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic and other exogenous factors that might affect collectibility of outstanding balances - based upon information available at the time.


         The allowance for doubtful accounts was $1,292,000 and $3,706,000 as of June 30, 2002 and December 31, 2001, respectively. The expense for the three and six month periods ended June 30, 2001 was $4,607,000. The Company did not record any bad debt expense or recovery during the three months ended March 31, 2002 and recorded $400,000 in bad debt recoveries during the three months ended June 30, 2002. As of June 30, 2002, the Company had a total of $7,779,000 of past due gross accounts receivable of which, $1,707,000 was over 60 days past due. The Company performs a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $1,292,000, the portion related to the wholesaler customers is $854,000 with the remaining $438,000 reserve for all other customers.


         The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the three and six month periods ended June 30, 2002 the Company recorded a provision for discounts of $214,000 and $513,000, respectively. For the three and six month periods ended June 30, 2001 the Company recorded a provision for discounts of $158,000 and $446,000, respectively. Previous to 2001, the Company did not grant discounts. The allowance for discounts was $212,000 and $143,000 as of June 30, 2002 and December 31, 2001, respectively.

         The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. The Company estimates the amount of inventory that may not be sold prior to its expiration. In 2001, upon obtaining the wholesaler's inventory reports, the Company learned that the wholesalers had greater levels of on-hand inventory than had been previously estimated. This provided the Company with greater insight as to the potentially lower buying patterns of the wholesalers than previously forecasted and had been contemplated in estimating the levels of inventory in assessing the adequacy of the allowance. For the three and six month periods ended June 30, 2002, the Company recorded a provision for inventory obsolescence of $243,000 and $493,000 respectively. For the three and six month periods ended June 30, 2001, the Company recorded a provision for inventory obsolescence of $1,500,000. The allowance for inventory obsolescence was $1,760,000 and $1,845,000 as of June 30, 2002 and December 31, 2001,
respectively.


         The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

         Intangibles consist primarily of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at June 30, 2002 and December 31, 2001 was $7,829,000 and $7,132,000, respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO 2001

         The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                     2002                 2001
                                                   ---------           --------
Ophthalmic segment.............................    $   7,000           $  5,520
Injectable segment.............................        4,411                754
Contract Services segment......................        2,754              4,136
                                                   ---------           --------
Total revenues.................................    $  14,165           $ 10,410
                                                   =========           ========


         Consolidated revenues increased 36.1% in the quarter ended June 30, 2002 compared to the same period in 2001 due primarily to the fact that the net sales for the 2001 period were negatively impacted by the provisions related to chargebacks and rebates of $7,320,000 in the quarter ended June 30, 2001 as compared to $3,478,000 in the comparable 2002 quarter (See Note C to the condensed consolidated financial statements) and sharply reduced sales attributable to excessive wholesaler inventories during 2001 that were reduced during the quarter without compensating purchases made by the wholesalers. Excluding the fluctuation in the provision related to chargebacks and rebates, consolidated revenues would have increased 12.1%. Ophthalmic segment revenues increased 26.8%, primarily reflecting the fluctuation in the aforementioned chargeback and rebate provisions and strong angiography and ointment product sales as the Company has and will continue to focus marketing efforts on these key product lines. Injectable revenues increased 485.0% compared to the same period in 2001. The sharp increase is attributable to excessive wholesaler inventories during 2001 that were reduced during the quarter without compensating purchases made by the wholesalers as well as the fluctuation in the aforementioned provisions related to chargebacks and rebates. Contract services revenues decreased 33.4% compared to the same period in 2001 due mainly to customer concerns about the status of the FDA inspection ongoing at the Company's Decatur, IL facility. The Company anticipates that contract services revenue will continue to lag historical sales levels until the issues surrounding the FDA review are resolved.



         Consolidated gross profit increased 179.0% during the quarter, with gross margins increasing from 21.9% to 44.9%. The reduced level of chargeback and rebate provisions in 2002 as compared to 2001 accounted for 8% of the increased gross profit. The remaining improvement in gross margin resulted from the Company's continued focus on manufacturing costs and operational efficiencies and a shift in product mix to higher gross margin products in the angiography, antidote and ointment product lines.



         Selling, general and administrative ("SG&A") expenses increased 6.7% during the quarter ended June 30, 2002 as compared to the same period in 2001. This increase is due to increased legal expenses and a $1,559,500 charge related to the impairment of an intangible asset that was recorded during the quarter ended June 30, 2002 offset by $1,117,000 of restructuring charges recorded in 2001, primarily severance and lease costs.

     The provision for bad debts in 2002 was a recovery of $400,000 as compared to charge of $4,610,000 in the comparable period of 2001.

         Amortization of intangibles decreased from $362,000 to $355,000, or 2.0% over the prior year quarter, reflecting the exhaustion of certain product intangibles.



         Research and development ("R&D") expense decreased 8.8% in the quarter, to $562,000 from $642,000 for the same period in 2001. The Company has scaled back its research activities and is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmic products. Management expects R&D expenses for the remainder of 2002 to continue at this level.


         Interest expense of $826,000 was 5.1% lower than the comparable 2001 period, primarily due to lower interest rates partially offset by the amortization of bond discounts. The debt to which the bond discounts relate was issued in the third quarter of 2001.

         The Company's effective tax rate for the quarter was 39.4% compared to 38.0% for the prior-year period. The Company reported a net loss of $783,000 or $0.04 per share for the three months ended June 30, 2002, compared to a net loss of $6,275,000 or $0.33 per share for the comparable prior year quarter.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO 2001

         The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):


                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                ----------------------------
                                                  2002                2001
                                                ---------           --------
Ophthalmic segment..........................    $  13,785           $  5,411
Injectable segment..........................        8,199              3,456
Contract Services segment...................        5,624              7,377
                                                ---------           --------
Total revenues..............................    $  27,608           $ 16,244
                                                =========           ========


         Consolidated revenues increased 70.0% in the six month period ended June 30, 2002 compared to the same period in 2001, due primarily to the fact that the net sales for the 2001 period were negatively impacted by the provisions related to chargebacks, rebates and returns of $22,165,000 as compared to $8,586,000 in the comparable 2002 period, (See Note C to the condensed consolidated financial statements), and sharply reduced sales attributable to excessive wholesaler inventories that were reduced during the period without compensating purchases made by the wholesalers. The provisions for chargebacks, rebates and product returns are recorded as reductions to gross sales in computing net sales. Of the $13,579,000 increase, $2,902,000 affected ophthalmic revenues and $10,677,000 affected injectable revenues. Ophthalmic segment sales increased 154.8%, primarily reflecting the fluctuation in the aforementioned provisions related to chargebacks, rebates and returns and strong angiography and ointment product sales as the Company has and will continue to focus marketing efforts on these key product lines. Injectable sales increased 137.2% compared to the same period in 2001 primarily due to the aforementioned increases in the provisions for chargebacks, rebates and returns and a sharp reduction in anesthesia and antidote product sales, both occurring during 2001. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the period without compensating purchases made by the wholesalers. Contract services revenues decreased 23.8% compared to the same period in 2001 due mainly to customer concerns about the status of the FDA inspection ongoing at the Company's

Decatur facility. The Company anticipates that contract services revenue will continue to lag historical sales levels until the issues surrounding the FDA review are resolved.


         Consolidated gross profit was $12,715,000 or 46.1% for the six month period ended June 30, 2002, as compared to gross loss of $3,743,000 for the six months ended June 30, 2001, reflecting the effects of the aforementioned decline in revenues during 2001, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items from $3,171,000 at December 31, 2000 to $4,084,000 at June 30, 2001 (See Note D to the condensed consolidated financial statements). Improvements in gross margin also resulted from the Company's continued focus on manufacturing costs and operational efficiencies and a shift in product mix to higher gross margin products in the angiography, antidote and ointment product lines.



         SG&A expenses decreased 2.0% during the six month period ended June 30, 2002 as compared to the same period in 2001, due to 2001 asset impairment charges of $1,410,000 and restructuring related charges of $1,117,000, primarily severance and lease costs as well as the reduction associated with the 2002 reclassification of $430,000 in GPO administrative fees to a reduction of net sales, partially offset by an increase in legal expenses and an asset impairment charge of $1,559,500 during the same period in 2002.



         Bad debt expense was a $400,000 recovery in 2002 compared to a $4,610,000 charge to bad debt for the same six month period in 2002.


         Amortization of intangibles decreased from $719,000 to $698,000, or 2.9% over the prior year quarter, reflecting the exhaustion of certain product intangibles.


         R&D expense decreased 45.4% in the six month period ended June 30, 2002, to $982,000 from $1,799,000 for the same period in 2001. The Company has scaled back its research activities and is focusing on strategic product niches in which it believes it will be able to add value, primarily in the areas of controlled substances and ophthalmic products. Management expects R&D expenses for the second half of 2002 to be consistent with spending over the first six months of the year.


         Interest expense of $1,713,000 was 8.1% greater than the comparable 2001 period, primarily due to amortization of bond discounts. The debt to which the bond discounts relate was issued in the third quarter of 2001.

         The Company's effective tax rate for the period was 39.7% compared to 38.0% for the prior-year period. The Company reported a net loss of $632,000, or $0.03 per share, for the six months ended June 30, 2002, compared to a net loss of $14,651,000, or $0.76 per share, for the comparable prior year quarter.

FINANCIAL CONDITION AND LIQUIDITY

         Working capital at June 30, 2002 was a deficit of $23.8 million compared to a deficit of $24.3 million at December 31, 2001. Working capital is a deficit primarily due to the $39.5 million in long-term debt that is due within twelve months of the balance sheet reporting date of June 30, 2002. Future working capital needs will be highly dependent upon the Company's ability to control expenses and manage its accounts receivables. Management believes that existing cash and cash flow from operations will be sufficient to meet the cash needs of the business for the immediate future, but that the Company will need to refinance or extend the maturity of the bank credit agreement, as it does not anticipate sufficient cash to make the June 30, 2003 scheduled payment.




         For the six month period ended June 30, 2002, the Company provided $7,942,000 in cash from operations to finance its working capital requirements, primarily due to the receipt of a $5,600,000 refund from the Internal Revenue Service and an increase in trade accounts payable. Investing activities, which related to purchase of equipment and construction in progress, required $2,906,000 in cash. Financing activities used $5,491,000 in cash, primarily reflecting the payment of $5,600,000 against the outstanding debt owed to the Company's Senior Lenders.




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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Mr. John N. Kapoor, Ph.D., the Company's Chairman of the Board and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with the Company. Further, Dr. Kapoor has loaned the Company $5,000,000 with the result that he has become a major creditor of the Company as well as a major shareholder.



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



         Commensurate with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Bridge Loan Agreement. The amendment extended the Bridge Loan Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The terms of the agreement to change the convertibility of the Tranche A interest and the convertibility of the Tranche B interest for the extension of the term require shareholder approval to be received by August 31, 2002, which was subsequently extended to June 30, 2003. If the Company's shareholders do not approve these changes, the Company would be in default under the Trust Agreement and, at the option of the Trust, the Subordinated Debt could be accelerated and become due and payable on June 30, 2003. Any default under the Trust Agreement would constitute an event of default under both the Credit Agreement and the Neopharm Promissory Note. In the event of default amounts due under the Credit Agreement and the Neopharm Promissory Note could be declared to be due and payable, notwithstanding the Forebearance Agreement which is presently in place between the Company and its Senior Lenders. The Company expects that it will reach agreement with the Trust to extend the shareholder approval date until the next shareholders meeting.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure involves three debt instruments. The Credit Agreement with The Northern Trust Company and the subordinated convertible debentures issued to the John N. Kapoor Trust bear the same interest rate, which fluctuates at prime plus 300 basis points. The third debt instrument, the promissory note issued to NeoPharm, Inc. ("NeoPharm"), bears interest at an initial rate of 3.6% and is reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. All of the Company's remaining long-term debt is at fixed interest rates. Management estimates that a change of 100 basis points in its variable rate debt from the interest rates in effect at June 30, 2002 would result in a $322,000 change in annual interest expense.

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

         The fair value of the credit agreement and convertible subordinated indenture approximated the recorded value as of June 30, 2002. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,650,000, would be lower than the current carrying value of $3,250,000.

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



         On February 27, 2003, the Company reached an agreement in principle with the staff of the SEC's regional office in Denver, Colorado, that would resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The Company has recently become aware of and informed the SEC staff of certain weaknesses in its internal controls, which it is in the process of addressing. It is uncertain at this time what effect actions will have on the agreement in principle currently pending with the SEC staff. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connections with this proceeding.



         The Company was party to a License Agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company recorded an asset impairment charge of $1,559,500. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company as of the settlement date less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL (which was received on August 3, 2002).



     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP the inspection of the Company's Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified cGMP deviations. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided a progress report to the FDA on April 15 and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.

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

         On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescein angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The United States Food and Drug Administration ("FDA") had requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which were estimated to cost approximately $4,400,000. Alternatively, Novadaq sought a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq sought unspecified damages as a result of the alleged failure or delay on Akorn's part in performing its obligations under the Agreement. In its response, Akorn denied Novadaq's allegations and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio R. Pera, Akorn's then President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings. Subsequent to the resignation of Mr. Pera on June 7, 2002, the Company named Ben J. Pothast, its Chief Financial Officer, to fill the vacancy on the Novadaq Board of Directors created by Mr. Pera's departure.


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


         On October 1, 2002, a Nasdaq Listing Qualification Panel notified the Company that the appeal of its June 24, 2002 delisting from the Nasdaq National Market had been denied. On June 24, 2002, Nasdaq notified the Company that a Nasdaq Listing Qualification Panel had issued an order delisting Akorn securities from the Nasdaq National Market effective at the opening of business on June 25, 2002. The action taken by Nasdaq is due to the fact that the Company does not comply with the Nasdaq report filing requirements with respect to its Form 10-K filing with the SEC for the year ended December 31, 2001. The Company reported the action taken by Nasdaq on Form 8-K on June 27, 2002 (See Item 6. "Exhibits and Reports on Form 8-K"). Previously, on April 19, 2002, the Company received a Nasdaq Staff Determination advising the Company that, as a result of the Company's inability to include audited financial statements in its 2001 Annual Report on Form 10-K as filed with the SEC on April 16, 2002, the Company was in violation of Nasdaq's report filing requirements for continued listing on the Nasdaq National Market. On May 16, 2002, the Company participated in a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination that the Company should be delisted. The Nasdaq Listing Qualification Panel requested additional information before making a decision on the Company's continued listing. The Company provided this information to the panel. On October 7, 2002, the Company filed Amendment No. 3 to its 2001 Annual Report on Form 10-K/A, which included audited financial statements. The Company intends to reapply for listing on the Nasdaq National Market exchange or a similar exchange.


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





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         (99.1) Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

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

                                      AKORN, INC.



                                                 /s/ BEN J. POTHAST
                                      -----------------------------------------
                                                     Ben J. Pothast
                                            Vice President, Chief Financial
                                                  Officer and Secretary
                                            (Duly Authorized and Principal
                                                   Financial Officer)


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