Form 10-Q
period 2002-09-30
AKORN INC
filed 2003-05-21
CIK 3116

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO

                             ----------------------

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


                                 Yes [ ] No [X]





         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [ ] No [X]




         At May 12, 2003 there were 19,729,759 shares of common stock, no par value, outstanding.



================================================================================

PART I.       FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited)
                                                                           Page
                                                                           -----
             Condensed Consolidated Balance Sheets-September 30, 2002
                   and December 31, 2001.................................      2

             Condensed Consolidated Statements of Operations-Three and nine
                   months ended September 30, 2002 and 2001 (Restated)...      3

             Condensed Consolidated Statements of Cash Flows-
                    Nine months ended September 30, 2002 and 2001
                    (Restated)...........................................      4

             Notes to Condensed Consolidated Financial Statements........      5

         ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................     17

         ITEM 3.   Quantitative and Qualitative Disclosures about Market
                   Risk..................................................     25

         ITEM 4.   Controls and Procedures...............................     25


PART II.     OTHER INFORMATION

         ITEM 1.   Legal Proceedings.....................................     26

         ITEM 2.   Changes in Securities and Use of Proceeds.............     28

         ITEM 3.   Default Upon Senior Securities........................     28

         ITEM 4.   Submission of Matters to a Vote of Security Holders...     28

         ITEM 5.   Other Information.....................................     28

         ITEM 6.   Exhibits and Reports on Form 8-K......................     28

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2002             2001
                                                                    ----             ----
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..............................       $  2,871        $  5,355
   Trade accounts receivable (less allowance
      for doubtful accounts of $1,318 and $3,706) .........          3,596           5,902
   Inventory ..............................................         10,602           8,135
   Deferred income taxes ..................................             --           2,069
   Income taxes recoverable ...............................            666           6,540
   Prepaid expenses and other current assets ..............          1,480             579
                                                                  --------        --------
        TOTAL CURRENT ASSETS ..............................         19,215          28,580

OTHER ASSETS
   Intangibles, net .......................................         14,497          18,485
   Investment in Novadaq Technologies, Inc. ...............            690              --
   Deferred income taxes ..................................             --           3,850
   Other ..................................................            137             113
                                                                  --------        --------
      TOTAL OTHER ASSETS ..................................         15,324          22,448
PROPERTY, PLANT AND EQUIPMENT, NET ........................         35,278          33,518
                                                                  --------        --------
      TOTAL ASSETS ........................................       $ 69,817        $ 84,546
                                                                  ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current installments of long-term debt .................       $ 39,488        $ 45,072
   Trade accounts payable .................................          5,167           3,035
   Accrued compensation ...................................            858             760
   Accrued expenses and other current liabilities .........          1,901           4,070
                                                                  --------        --------
      TOTAL CURRENT LIABILITIES ...........................         47,414          52,937
LONG-TERM DEBT ............................................          7,745           7,574
OTHER LONG-TERM LIABILITIES ...............................            459             205
                                                                  --------        --------
      TOTAL LIABILITIES ...................................         55,618          60,716

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock ...........................................         26,779          26,392
   Accumulated deficit ....................................        (12,580)         (2,562)
                                                                  --------        --------
      TOTAL SHAREHOLDERS' EQUITY ..........................         14,199          23,830
                                                                  --------        --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........       $ 69,817        $ 84,546
                                                                  ========        ========


            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     -------------                    -------------
                                                                  2002            2001            2002            2001
                                                                  ----            ----            ----            ----
                                                                              AS RESTATED                     AS RESTATED
                                                                              SEE NOTE M                      SEE NOTE M
Revenues .................................................    $    12,121     $    12,692     $    39,729     $    28,936
Cost of goods sold .......................................          7,665           7,829          22,558          27,816
                                                              -----------     -----------     -----------     -----------

   GROSS PROFIT ..........................................          4,456           4,863          17,171           1,120

Selling, general and administrative expenses .............          5,245           3,771          16,014          14,757
Provision (recovery) for bad debts .......................            370              60             (30)          4,670
Amortization of intangibles ..............................            359             356           1,057           1,075
Research and development .................................            498             529           1,480           2,328
                                                              -----------     -----------     -----------     -----------

   TOTAL OPERATING EXPENSES ..............................          6,472           4,716          18,521          22,830
                                                              -----------     -----------     -----------     -----------

   OPERATING INCOME (LOSS) ...............................         (2,016)            147          (1,350)        (21,710)

Interest and other income (expense):
   Interest expense ......................................           (764)         (1,015)         (2,477)         (2,600)
   Other income (expense), net ...........................              2               3               2             (84)
                                                              -----------     -----------     -----------     -----------
   INTEREST EXPENSE AND OTHER ............................           (762)         (1,012)         (2,475)         (2,684)
                                                              -----------     -----------     -----------     -----------

   LOSS BEFORE INCOME TAXES ..............................         (2,778)           (865)         (3,825)        (24,394)

Income tax provision (benefit) ...........................          6,609            (329)          6,193          (9,207)
                                                              -----------     -----------     -----------     -----------

   NET LOSS ..............................................    $    (9,387)    $      (536)    $   (10,018)    $   (15,187)
                                                              ===========     ===========     ===========     ===========



NET LOSS PER SHARE:
   BASIC .................................................    $     (0.48)    $     (0.03)    $     (0.51)    $     (0.79)
                                                              ===========     ===========     ===========     ===========
   DILUTED ...............................................    $     (0.48)    $     (0.03)    $     (0.51)    $     (0.79)
                                                              ===========     ===========     ===========     ===========

SHARES USED IN COMPUTING NET
    LOSS PER SHARE:
   BASIC .................................................         19,610          19,300          19,567          19,301
                                                              ===========     ===========     ===========     ===========
   DILUTED ...............................................         19,610          19,300          19,567          19,301
                                                              ===========     ===========     ===========     ===========


          See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       2002           2001
                                                                       ----           ----
                                                                                   AS RESTATED
                                                                                   SEE NOTE M
OPERATING ACTIVITIES
Net loss ......................................................    $   (10,018)    $   (15,187)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization ..............................          3,396           3,167
   Deferred income taxes ......................................          5,919          (4,521)
   Writedown of long-lived assets .............................          2,362           1,407
   Amortization of bond discounts .............................            389              92

Changes in operating assets and liabilities:
      Accounts receivable .....................................          2,306           9,459
      Income taxes recoverable ................................          5,874          (4,167)
      Inventory ...............................................         (2,467)          5,030
      Prepaid expenses and other current assets ...............           (925)            184
      Trade accounts payable ..................................          2,132          (3,576)
      Income taxes payable ....................................             --            (556)
      Accrued compensation ....................................             98             205
      Accrued expenses and other liabilities ..................         (1,615)          7,651
                                                                   -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........          7,451            (812)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ....................         (4,645)         (3,134)
Purchase of product intangibles and product licensing fees ....             --            (478)
Cash received for intangible ..................................            125              --
                                                                   -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES .........................         (4,520)         (3,612)

FINANCING ACTIVITIES
Repayment of long-term debt ...................................         (5,802)         (1,088)
Proceeds from issuance of long-term debt ......................             --           3,276
Proceeds from issuance of stock warrants ......................             --           3,024
Proceeds from exercise of stock options .......................            387             341
                                                                   -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........         (5,415)          5,553

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............         (2,484)          1,129

Cash and cash equivalents at beginning of period ..............          5,355             807
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................    $     2,871     $     1,936
                                                                   ===========     ===========

Amount paid for interest
  (net of capitalized interest) ...............................    $     2,474     $     2,600

Amount paid (recovered) for income taxes ......................         (5,609)             38



   See notes to condensed consolidated financial statements.

                                   AKORN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION


         The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary Akorn (New Jersey), Inc.(collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.




         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses from operations for the nine months ended September 30, 2002 of $1.4 million and for the years ended December 31, 2001 and 2000 of $21.1 million and $3.6 million, respectively, and has a working capital deficiency of $28.2 million as of September 30, 2002.






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



     As discussed in Note G -- "Financing Arrangements", the Company has significant borrowings which require, among other things, compliance with various covenants. The borrowings are incurred primarily under an amended and restated revolving credit agreement (the "Credit Agreement").



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



     The Company, as required in the Forbearance Agreement, agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the "Consulting Agreement") with a consulting firm (AEG Partners, LLC (the "Consultant")) whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company's day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company's senior lenders, upon learning of the Consultant's action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant's resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lenders gave notice of their exercise of certain remedies available under the Credit Agreement including, but not limited to, their setting off the Company's deposits with the senior lender against the Company's obligations to the senior lenders. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lenders withdrawing their demand for payment and restoring the Company's accounts.



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



     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's senior lenders in December 2002. The restructuring plan requested that the senior lenders convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the senior lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the senior lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings, the senior lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company's senior lenders, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders' satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.



     The Company is also a party to a governmental proceeding by the FDA (See Note N -- "Legal Proceedings"). While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.



     In the event that the Company is not in compliance with the Credit Agreement covenants and does not negotiate amended covenants or obtain a waiver thereof, then the senior lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets.

         The Company adopted Emerging Issues Task Force Abstract ("EITF") No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" as of January 1, 2002 and now presents the cost related to group purchasing organization administration fees as a reduction of revenue as opposed to selling, general and administrative expenses. 2001 amounts have been reclassified to conform with that of the 2002 presentation. For the three and nine months ended September 30, 2002, these costs amounted to $235,000 and $625,000, respectively. For the three and nine months ended September 30, 2001, these costs amounted to $150,000 and $619,000, respectively



         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30,2002, are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10 K/A, Amendment No. 2.








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


         During the quarter ended June 30, 2001, the Company further refined its estimates of the chargeback and rebate liability. The expense for chargebacks during the three month period ended June 30, 2002 and 2001 was $3,478,000 and $7,320,000, respectively. The increase to the allowance reflected the continuing shift of sales to customers who purchase their products through group purchasing organizations and buying groups.



         For the three and nine month periods ended September 2001, the Company recorded a reduction of gross sales of $4,755,000 and $24,075,000, respectively, related to chargebacks and rebates. This compares to a reduction of gross sales for the three and nine months ended September 30, 2002 of $4,693,000 and $12,247,000, respectively.



         Based on the wholesalers' inventory information, the Company also increased its allowance for potential product returns to $446,000 at September 30, 2001 from $232,000 at December 31, 2000. The reduction of gross sales related to returns for the three and nine months ended September 30, 2001 was $339,000 and $3,184,000, respectively. This compares to a reduction of gross sales related to returns for the three and nine months ended September 30, 2002 of $790,000 and $1,822,000, respectively.

         Based upon its unsuccessful efforts to collect past due balances, the Company increased the allowance for doubtful accounts to $10,365,000 at September 30, 2001 from $8,321,000 at December 31, 2000. The provision for bad debts recorded in the three and nine month period ended September 30, 2001 was $60,000 and $4,670,000, respectively. The Company recorded provision
(recovery) for bad debts of $370,000 and ($30,000) for the three and nine months ended September 30, 2002, respectively. The allowance for doubtful accounts is $1,318,000 as of September 30, 2002.


NOTE D - INVENTORY

         The components of inventory are as follows (in thousands):


                                SEPTEMBER 30,    DECEMBER 31,
                                    2002           2001
                                    ----           ----

Finished goods ...............    $ 3,589        $ 2,906
Work in process ..............      1,761          1,082
Raw materials and supplies....      5,252          4,147
                                  -------        -------
                                  $10,602        $ 8,135
                                  =======        =======



         Inventory at September 30, 2002 and December 31, 2001 is reported net of reserves for slow-moving, unsalable and obsolete items of $1,647,000 and $1,845,000, respectively. For the nine months ended September 30, 2002 and 2001, the Company recorded expenses of $493,000 and $1,830,000 respectively, related to slow moving, unsalable and obsolete inventory. There was no expenses recorded in the third quarter of 2002 or 2001.



NOTE E - INTANGIBLE ASSETS



         Intangible assets consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at September 30, 2002 and December 31, 2001 was $8,062,000 and $7,132,000,
respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. On July 3, 2002, the Company settled a License Agreement dispute with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") (See Note N--"Legal Proceedings") on two licensed patents. As a result of the resolved dispute, the Company recorded an asset impairment charge of $1,559,500 in the second quarter of 2002, representing the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment received from JHU/APL. During the third quarter of 2002, the Company recorded an impairment charge related to four intangible assets with a gross carrying value of $383,000 (See Note H). The Company recorded an impairment charge during the second quarter of 2002 related to an intangible asset with gross carrying amount of $1,985,000 (See Note H, Note N and Note Q). The Company has no goodwill or other similar asset with indefinite lives currently recorded on its balance sheet. A summary of the Company's acquired amortizable intangible assets as of September 30, 2002 is as follows (in thousands):




                                                                                 AS OF SEPTEMBER 30, 2002
                                                                                 ------------------------
                                                                    GROSS CARRYING     ACCUMULATED     NET CARRYING
                                                                        AMOUNT         AMORTIZATION       AMOUNT
                                                                        ------         ------------       ------
Product Licenses...................................................  $     22,685   $       8,188     $     14,497


         The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2006 will be as follows (in thousands):


         For the year ended 12/31/02 (a)................  $   1,411
         For the year ended 12/31/03....................      1,397
         For the year ended 12/31/04....................      1,382
         For the year ended 12/31/05....................      1,335
         For the year ended 12/31/06....................      1,282

         (a) Amortization expense for the nine months ended September 30, 2002 amounted to $1,057,000.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):


                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2002             2001
                                                                                          ----             ----
Land ...........................................................................    $         396     $        396
Buildings and leasehold improvements ...........................................            8,256            8,208
Furniture and equipment ........................................................           26,694           25,724
Automobiles ....................................................................               55               55
                                                                                    -------------     ------------
                                                                                           35,401           34,383
Accumulated depreciation........................................................          (18,780)         (16,440)
                                                                                    -------------     ------------
                                                                                           16,621           17,943
Construction in progress........................................................           18,657           15,575
                                                                                    -------------     ------------
                                                                                    $      35,278     $     33,518
                                                                                    =============     ============



         Construction in progress represents capital expenditures principally related to the Company's lyophilization project that will enable the Company to perform processes in-house, which are currently being performed by a sub-contractor. Subject to the Company's ability to refinance its senior debt and obtain new financing for future operations and capital expenditures, the Company anticipates completion of the lyophilization project in the second half of 2004. The Company capitalized interest expense related to the lyophilization project of $303,000 and $847,000 during the three and nine month periods ended September 30, 2002, respectively and $313,000 and $834,000 during the three and nine month periods ended September 30, 2001. In the third quarter of 2002, the Company recorded a charge of $545,000 to write off abandoned construction projects and dispose of certain other fixed assets. The charge is included in selling, general and administrative expenses on the consolidated statement of operations.


NOTE G - FINANCING ARRANGEMENTS


     In December 1997, the Company entered into a $15,000,000 revolving Credit Agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries and contains a number of restrictive covenants. There were outstanding borrowings of $39,200,000 and $44,800,000 at September 30, 2002 and December 31, 2002, respectively. The interest rate as of September 30, 2002 was 7.25%.



     On April 16, 2001, the Credit Agreement was amended (the "2001 Amendment") and included, among other things, extension of the term of the agreement, establishment of a payment schedule, revision of the method by which the interest rate was to be determined, and the amendment and addition of certain covenants. The 2001 Amendment also required the Company to obtain subordinated debt of $3 million by May 15, 2001 and waived certain covenant violations through March 31, 2001. The 2001 Amendment required payments throughout 2001 totaling $7.5 million, with the balance of $37.5 million due January 1, 2002. The method used to calculate interest was changed to the prime rate plus 300 basis points. Previously, the interest rate was computed at the federal funds rate or LIBOR plus an applicable percentage, depending on certain financial ratios.



     On July 12, 2001, the Company entered into a forbearance agreement (the "Prior Agreement") with its senior lenders under which the lenders agreed to forbear from taking action against the Company to enforce their rights under the then existing Credit Agreement until January 2, 2002. As part of the Prior Agreement, the Company acknowledged the existence of certain events of default. These events included a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

     The Company received two extensions, which extended the Prior Agreement to February 1, 2002 and March 15, 2002, respectively. Both of these extensions carried the same reporting requirements and covenants while establishing new cash receipts covenants for the months of January and February in 2002.



     On April 12, 2002, in lieu of further extending the Prior Agreement, the Company entered into an amendment to the Credit Agreement (the "2002 Amendment"), effective January 1, 2002. The 2002 Amendment included, among other things, extension of the term of the agreement, establishment of a payment schedule and the amendment and addition of certain covenants. The new covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the Credit Agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of the Company's stock other than a cessation of trading generally in the United States securities market, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to an engagement letter at any time after June 15, 2002 or (i) experience any material adverse action taken by the FDA, the SEC, the DEA or any other governmental authority based on an alleged failure to comply with laws or regulations. The Credit Agreement required a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The Company remitted the $5.6 million payment on May 8, 2002. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million.



     The Company's senior lenders agreed to extend the Credit Agreement, as amended, to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements except that the Company is not required to comply with conditions (g) and (h) which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.



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



     On September 20, 2002, the Company and its senior lenders entered into a Forbearance Agreement under which the senior lenders would agree to forbear from exercising their remedies and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement requires that, except for then existing defaults, the Company continue to comply with all of the covenants in the Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders.



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



     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's senior lenders in December 2002. The restructuring plan requested that the senior lenders convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the senior lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the senior lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings, the senior lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company's senior lenders, on May 9, 2003, the Company engaged Leerink Swann as an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders' satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, the can be no assurances that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.



     The Company is also a party to governmental proceedings by the FDA (See Note N -- "Legal Proceedings"). While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.



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

NOTE H - INTANGIBLE ASSET IMPAIRMENT





         During the third quarter of 2002, the Company recorded an impairment charge of $257,000 related to the product license intangible assets for the products Sublimaze, Inapsine, Paredrine and Dry Eye Test. The Company determined that projected profitability on the products was not sufficient to support the carrying value of the intangible asset. The recording of this charge reduced the carrying value of the intangible assets related to these product licenses to zero. This charge is reflected in the selling, general and administrative expense category of the condensed, consolidated statement of operations.



         On July 3, 2002, the Company and The John Hopkins University, Applied Physics Laboratory ("JHU/APL") mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the License Agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. This $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute as discussed in Note N, the Company, in the second quarter of 2002, recorded an asset impairment charge of $1,559,500, representing the net value of the asset recorded on the balance sheet of the Company as of the settlement date less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL (which was received on August 3, 2002). The Company has a right to receive 15% of all cash payments and 20% of all equity received by JHU/APL patent rights, less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. On October 8, 2002 JHU/APL notified Akorn that the patent rights has been sold to a third party in exchange for equity and possible future cash payments. Akorn will record its portion of these proceeds upon realization of this gain contingency. See Note N to the condensed consolidated financial statements for further information on the settlement with JHU/APL.



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



NOTE I - NONCASH TRANSACTIONS



     In July 2001, the Company amended a license agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL"). As part of that amendment, the Company delivered research and development equipment in lieu of a $100,000 payment. The Company recorded a gain of $51,000 upon transfer of the equipment.



     In the first quarter of 2002, the Company received an equity ownership in Novadaq Technologies, Inc., ("Novadaq"), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq (See Note N -- "Legal Proceedings"). The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq Technologies, Inc. The Company has determined this investment should be valued using the cost method as described in APB No. 18, "The Equity Method of Accounting for Investments in Common Stock."





NOTE J - RESTRUCTURING CHARGES


         During 2001, the Company adopted a restructuring program to properly size its operations to then current business conditions. These actions were designed to reduce costs and improve operating efficiencies. The program included, among other items, severance of employees, plant-closing costs related to the Company's San

Clemente, CA sales office and rent for unused facilities under lease in San Clemente and Lincolnshire, IL. The restructuring, affecting all three business segments, reduced the Company's workforce by 50 employees, primarily sales and manufacturing related, representing 12.5% of the total workforce. Activities previously executed in San Clemente have been relocated to the Company's headquarters. The restructuring program costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and resulted in a charge to operations of approximately $1,117,000 consisting of severance costs of $398,000, lease costs of $625,000 and other costs of $94,000. During the nine months ended September 30, 2002 the Company paid $217,000 for severance costs and $139,000 for lease costs. At September 30, 2002, the amount remaining in the accruals for the restructuring program was approximately $172,000, representing the remaining balance of lease commitments, which expire in February 2003. At December 31, 2001, the amount remaining in the accruals for the restructuring program was approximately $528,000.



NOTE K - NET LOSS PER COMMON SHARE


         Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net income loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.



         The following table shows basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2002 and September 30, 2001 (in thousands, except per share information):




                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                                 -------------             -------------
                                                              2002         2001         2002          2001
                                                              --------------------------------------------
Net loss per share - basic:
     Net loss ............................................. $ (9,387)    $   (536)    $(10,018)    $(15,187)
     Weighted average number of shares outstanding ........   19,610       19,300       19,567       19,301
                                                            --------     --------     --------     --------

Net loss per share - basic ................................ $  (0.48)    $  (0.03)    $  (0.51)    $  (0.79)
                                                            ========     ========     ========     ========

Net loss per share - diluted:
     Net loss ............................................. $ (9,387)    $   (536)    $(10,018)    $(15,187)
     Net loss adjustment for interest on
       convertible debt and convertible interest on debt...        -            -            -            -
                                                            --------     --------     --------     --------

     Net loss, as adjusted ................................ $ (9,387)    $   (536)    $(10,018)    $(15,187)

     Weighted average number of shares outstanding ........   19,610       19,300       19,567       19,301
     Additional shares assuming conversion of
        convertible debt and convertible interest on debt..        -            -            -            -
     Additional shares assuming conversion of warrants ....        -            -            -            -
     Additional shares assuming conversion of options .....        -            -            -            -
                                                            --------     --------     --------     --------
     Weighted average number of shares
        outstanding, as adjusted ..........................   19,610       19,300       19,567       19,301

Net loss per share - diluted .............................. $  (0.48)    $  (0.03)    $  (0.51)    $  (0.79)
                                                            ========     ========     ========     ========


         Certain convertible debt, warrants and options are not included in the earnings per share calculation when the exercise price is greater that the average market price for the period. In addition, options outstanding during the three and nine month periods ended September 30, 2002 and 2001 were not considered in the computation of diluted earnings per share since the Company reported a loss from operations. The number of shares related to warrants, options and convertible debt excluded in each period is reflected in the following table (in thousands).


                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                                 -------------             -------------
                                                              2002         2001         2002          2001
                                                              ----         ----         ----          ----
Anti-dilutive convertible debt and convertible interest on
   debt not included in loss per share calculations........  2,568            -        2,568             -
Anti-dilutive warrants not included
   in loss per share calculations..........................  1,667            -        1,667             -
Anti-dilutive options not included
   in loss per share calculations..........................  3,870        2,815        3,870         2,815


NOTE L - INDUSTRY SEGMENT INFORMATION


         The Company classifies its operations into three business segments:
Ophthalmic, Injectable and Contract Services. The Ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals and surgical instruments and related supplies. The Injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. The Contract Services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company's basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.



         Selected financial information by industry segment is presented below (in thousands).



                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -------------                   -------------
                                                        2002            2001             2002           2001
                                                        ----            ----             ----           ----
REVENUES
Ophthalmic.........................................  $      7,734    $     5,867    $     21,520     $     11,278
Injectable.........................................         3,203          2,574          11,401            6,030
Contract Services..................................         1,184          4,251           6,808           11,628
                                                     ------------    -----------    ------------     ------------
   Total revenues..................................  $     12,121    $    12,692    $     39,729     $     28,936
                                                     ============    ===========    ============     ============

GROSS PROFIT (LOSS)
Ophthalmic.........................................  $      3,407    $     2,355    $     10,801     $     (1,206)
Injectable.........................................         1,514          1,210           5,904             (145)
Contract Services..................................          (465)         1,298             466            2,471
                                                     ------------    -----------    ------------     ------------
   Total gross profit (loss).......................         4,456          4,863          17,171            1,120

Operating expenses.................................         6,472          4,716          18,521           22,830
                                                     ------------    -----------    ------------     ------------
   Total operating income (loss)...................        (2,016)           147          (1,350)         (21,710)

Interest and other income (expense), net...........          (762)        (1,012)         (2,475)          (2,684)
                                                     -------------   ------------   -------------    -------------
   Loss before income taxes........................  $     (2,778)   $      (865)   $     (3,825)    $    (24,394)
                                                     =============   ============   =============    =============


         The Company manages its business segments to the gross profit level and manages its operating costs on a company-wide basis. The Company does not identify assets by segment for internal purposes.

NOTE M -- RESTATEMENT

         Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended September 30, 2001, management of the Company determined that the Company had not adequately considered all of the information available with respect to certain disputed receivables in establishing its allowance for uncollectible accounts as of December 31, 2000 and that the $7,520,000 increase in its allowance for doubtful accounts that was recognized during the three months ended March 31, 2001 should have been recognized at December 31, 2000 and that bad debt expense for the years ended December 31, 2000 and 2001 was understated and accounts receivable overstated, respectively, by a corresponding amount.


    In addition, management determined that the Company had not recognized the $1,508,000 beneficial conversion feature embedded in the convertible notes issued to The John N. Kapoor Trust in July 2001.



         As a result, the Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated to appropriately account for these items. The following tables summarize the significant effects of the restatements:





                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2001           SEPTEMBER 30, 2001
                                                   ------------------           ------------------
                                                   AS                            AS
                                               PREVIOUSLY                    PREVIOUSLY
                                                REPORTED      AS RESTATED     REPORTED    AS RESTATED
                                                --------      -----------     --------    -----------
Provision for bad debts............                 N/C            N/C      $   12,190    $   4,670
Interest expense...................           $     (923)     $  (1,015)        (2,508)      (2,600)
Loss before income taxes...........                 (773)          (865)       (31,822)     (24,394)
Income tax provision benefit.......                 (294)          (329)       (12,091)      (9,207)
Net loss...........................                 (479)          (536)       (19,731)     (15,187)
Net loss per share:................
  Basic............................           $    (0.02)    $    (0.03)    $    (1.02)   $   (0.79)
  Diluted..........................           $    (0.02)    $    (0.03)    $    (1.02)   $   (0.79)















         N/C - No Change

NOTE N - LEGAL PROCEEDINGS


     On March 27, 2002, the Company received a letter informing it that the staff of the SEC's regional office in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The Company had originally recorded a $7.5 million increase to the allowance for doubtful accounts in its quarter ended March 31, 2001. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivables. The Company also learned that certain of its former officers, as well as a current employee had received similar notifications. Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001. See Note Q -- "Subsequent Events".



     The Company was party to a License Agreement with JHU/APL effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the License Agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company recorded an asset impairment charge of $1,559,500 in the second quarter of 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002. See Note Q -- "Subsequent Events".






     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine current Good Manufacturing Practices ("cGMPs") inspection of the Company's Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the Company and responsible individuals. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements, including cleaning validations and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided a progress report to the FDA on April 15 and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.



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



     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company's senior debt or could cause the Company's senior lenders to refuse further extensions of the Company's senior debt any or all of which, would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity.



     On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the DEA had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C.& 801, et. seq. and regulations promulgated under the Act. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, the Company entered into a Civil Consent Decree with the DEA. Under terms of the Consent Decree, the Company, without admitting any of the allegations in the complaint from the DEA, has agreed to pay a fine of $100,000, upgrade its security system and to remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If the Company does not remain in substantial compliance during the two-year period following the entry of the civil consent decree, the Company, in addition to other possible sanctions, may be held in contempt of court and ordered to pay an additional $300,000 fine.






     On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq Technologies, Inc. ("Novadaq") had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescein angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The FDA had requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which were estimated to cost approximately $4,400,000. Alternatively, Novadaq sought a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq sought unspecified damages as a result of the alleged failure or delay on Akorn's part in performing its obligations under the Agreement. In its response, Akorn denied Novadaq's allegations and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures. In addition, Antonio R. Pera, Akorn's then President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings. Subsequent to the resignation of Mr. Pera on June 7, 2002, the Company named Bernard J. Pothast, its Chief Financial Officer, to fill the vacancy on the Novadaq Board of Directors created by his departure.



     On December 19, 2002 and January 22, 2003, the Company received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapsine, which the Company produced. The total claims of these two items total $3.8 million. The Company has just begun the investigation of the facts and circumstances surrounding these claims and cannot as of yet determine the potential liability, if any, from these claims. The Company has submitted these claims to its product liability insurance carrier. The Company intends to vigorously defend itself in regards to these claims.



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



     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002 and no impairments were recognized upon adoption.



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



     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have any effect on the Company's financial statements upon adoption.



     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4, is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transaction be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effected for fiscal years beginning after May 15, 2002, while other provisions are effected for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's financial statements.



     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material effect on its financial statements.



     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure requirements are required for fiscal years ending after December 15, 2002.



     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN 45 will not have an effect on the Company's financial condition, results of operations or cash flows.



     In January, 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has determined that FIN 46 will not have an impact on its financial condition, results of operations or cash flows.



Note P - DEFERRED TAX ASSET VALUATION ALLOWANCE



     The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon its above analysis, the Company established a valuation allowance as of September 30, 2002 to reduce the deferred tax assets to zero. The expense of $7.7 million related to establishing the deferred tax assets valuation allowance has been recorded in the income tax provision (benefit). The Company's net operating loss carry forwards expire in 2021.

NOTE Q - SUBSEQUENT EVENTS



         Due to non-compliance with the Nasdaq report filing requirements, the Company's stock was delisted from the NASDAQ National Market on June 24, 2002. On October 1, 2002, a Nasdaq Listing Qualification Panel notified the Company that the appeal of its delisting had been denied.



         In the fourth quarter of 2002, the Company learned that Johns Hopkins had licensed its two patents related to AMD (see Note N - "Legal Proceedings") to Novadaq. Pursuant to the settlement with Johns Hopkins, the Company is entitled to 20% of all equity received by Johns Hopkins from any license of the patent rights. Therefore, the Company received an additional 132,000 shares of Novadaq, valued at $23,000, which will be recorded as a gain in the fourth quarter of 2002.






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



         On February 18, 2003 the Company announced that it had received approval from the FDA for its Abbreviated New Drug Application ("ANDA") for Lidocaine Jelly, 2% ("Lidocaine Jelly"), a bioequivalent to Xylocaine Jelly (R), a product of AstraZeneca PLC used primarily as a topical anesthetic by urologists and hospitals. This product will be manufactured at the Company's Somerset, New Jersey facility.



         In February of 2003, the Company recalled two products, Fluress and Fluoracaine, due to container/ closure integrity problems resulting in leaking containers. The recall has been classified by the FDA as a Class II recall, which means that the use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or that the probability of serious health consequences as the result of such use or exposure is remote. To date, the Company has not received any notification or complaints from end users of the recalled products. The financial impact to the Company of this recall is not expected to be material to the financial statements.



         In March of 2003, as a result of the most recent FDA inspection, the Company recalled twenty-four lots of product produced from the period December 2001 to June 2002 in one of its production rooms at its Decatur, Illinois facility. The majority of the lots recalled were for third party contract customer products. Subsequent to this decision and after discussions with the FDA, eight of the original twenty-four lots have been exempted from the recall due to medical necessity. At this time, the FDA has not reached a conclusion on the classification of this recall. To date, the Company has not received any notification or complaints from end users of the recalled products. The Company believes the financial impact of this recall will not be material to the financial statements.







         See Notes A, G and N for recent developments regarding the Company's Financing arrangements, legal proceedings with the FDA and the Civil Consent Decree with the DEA.

ITEM 2.

                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements. Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended September 30, 2001, management of the Company determined that the balance of the Company's allowance for doubtful accounts as of December 31, 2000 was understated by $7,520,000 and that bad debt expense for the years ended December 31, 2000 and 2001 was understated and overstated, respectively, by a corresponding amount. In addition, management determined that the Company had not recognized the $1,508,000 beneficial conversion feature embedded in the convertible notes issued to The John N. Kapoor Trust in July 2001. The Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated to appropriately account for these items. See Note M "Restatement" in the condensed consolidated financial statements for a summary of the significant effects of the restatement. The following discussion and analysis give effect to the restatement.




         Akorn, Inc. manufactures and markets diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies.



CRITICAL ACCOUNTING POLICIES


REVENUE RECOGNITION



         The Company recognizes revenue upon the shipment of goods or upon the delivery of goods, depending on the sales terms. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable. The Company records a provision at the time of sale for estimated chargebacks, rebates and product returns. Additionally, the Company maintains an allowance for doubtful accounts and slow moving and obsolete inventory. These provisions and allowances are analyzed and adjusted, if necessary, at each balance sheet date.



ALLOWANCE FOR CHARGEBACKS AND REBATES



         The Company maintains an allowance for chargebacks and rebates. These allowances are reflected as a reduction of accounts receivable.



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



         Similarly, the Company maintains an allowance for rebates related to contract and other programs with the wholesalers. The rebate allowance also reduces gross sales and accounts receivable by the amount of the estimated rebate amount when the Company sells its products to the wholesalers. The Company uses historical trends and actual experience to estimate its rebate allowances. At each balance sheet date, the Company evaluates the allowance against actual rebates processed and such amount can vary materially from period to period.



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



         The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contract and programs. For the three and nine month periods ended September 30, 2002, the Company recorded chargeback and rebate expense of $4,693,000 and $12,247,000, respectively. For the three and nine month periods ended September 30, 2001, the Company recorded chargeback and rebate expense of $4,755,000 and $24,075,000, respectively. The allowance for chargebacks and rebate was $4,598,000 and $4,190,000 as of September 30, 2002 and December 31, 2001, respectively.

Allowance for Product Returns



         The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period. For the three and nine months ended September 30, 2002, the Company recorded a provision for product returns of $790,000 and $1,822,000, respectively. For the three and nine months ended September 30, 2001, the Company recorded a provision for product returns of $339,000 and $3,184,000, respectively. The allowance for potential product returns was $982,000 and $548,000 at September 30, 2002 and December 31, 2001, respectively.






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



ALLOWANCE FOR DOUBTFUL ACCOUNTS



     The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:



     - Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, "channel" factors, etc.).



     - Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) information regarding exogenous factors, particularly in respect of major customers.



     - Developed assumptions reflecting management's judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to "partial payments;"
        (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic and other exogenous factors that might affect collectibility of outstanding balances -- based upon information available at the time.



         The allowance for doubtful accounts was $1,318,000 and $3,706,000 as of September 30, 2002 and December 31, 2001, respectively. The provision (recovery) for bad debts was $370,000 and ($30,000) for the three and nine months ended September 30, 2002 as compared to a provision of $60,000 and $4,670,000 for the comparable periods of the prior year. As of September 30, 2002, the Company had a total of $4,736,000 of past due gross accounts receivable of which, $881,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $1,318,000, the portion related to the wholesaler customers is $825,000 with the remaining $493,000 reserve for all other customers.



Allowance for Discounts



         The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the three and nine month periods ended September 30, 2002 the Company recorded a provision for discounts of $246,000 and $759,000, respectively. For the three and nine month periods ended September 30, 2001 the Company recorded a provision for discounts of $179,000 and $625,000, respectively. Prior to 2001, the Company did not grant discounts. The allowance for discounts was $222,000 and $143,000 as of September 30, 2002 and December 31, 2001, respectively.



Allowance for Slow Moving Inventory



         The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. The Company estimates the amount of inventory that may not be sold prior to its expiration. In 2001, upon obtaining the wholesaler's inventory reports, the Company learned that the wholesalers had greater levels of on-hand inventory than had been previously estimated. This provided the Company with greater insight as to the potentially lower buying patterns of the wholesalers than had been previously forecasted and contemplated in estimating the levels of inventory in assessing the adequacy of the allowance. For the nine month period ended September 30, 2002, the Company recorded a provision for inventory obsolescence of $493,000. The Company recorded no provision in the third quarter of 2002. For the three and nine month periods ended September 30, 2001, the Company recorded a provision for inventory obsolescence of $330,000 and $1,830,000, respectively. The allowance for inventory obsolescence was $1,647,000 and $1,845,000 as of September 30, 2002 and December 31, 2001,
respectively.

Income Taxes



         The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon its above analysis, the Company established a valuation allowance to reduce the deferred tax assets to zero. The expense of $7.7 million related to establishing the deferred tax assets valuation allowance has been recorded in the income tax provision (benefit).



Intangibles



         Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at September 30, 2002 and December 31, 2001 was $8,188,000 and $7,132,000, respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. On July 3, 2002, the Company settled a License Agreement dispute with JHU/APL (See Note N-"Legal Proceedings") on two licensed patents. As a result of the resolved dispute, the Company recorded an asset impairment charge of $1,559,500 in the second quarter of 2002, representing the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment received from JHU/APL.



         During the third quarter of 2002, the Company recorded an impairment charge of $257,000 related to the product license intangible assets for the products Sublimaze, Inapsine, Paradrine and Dry Eye test. The Company determined that projected profitability on the products was not sufficient to support the carrying value of the intangible asset. The recording of this charge reduced the carrying value of the intangible assets related to these product licenses to zero. These charges are reflected in the selling, general and administrative expense category of the consolidated statement of operations. See Note H -- "Intangible Asset Impairment" to the consolidated financial statements in Item 8.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO 2001

         The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales.


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                    -------------
                                                  2002      2001
                                                  ----      ----
                                                  (IN THOUSANDS)

Ophthalmic segment ..........................   $  7,734   $  5,867
Injectable segment ..........................      3,203      2,574
Contract Services segment ...................      1,184      4,251
                                                --------   --------
Total revenues ..............................   $ 12,121   $ 12,692
                                                ========   ========



         Consolidated revenues decreased 4.5% in the quarter ended September 30, 2002 compared to the same period in 2001. Results for 2002 exclude shipments made at or near the end of the quarter for which shipping terms are FOB destination and, accordingly, revenue is not recognized until delivery occurs. Prior year revenues reflect virtually all shipments to customers as virtually all sales terms were FOB shipping point.



         Ophthalmic segment revenues increased 31.8%, primarily reflecting an increase in angiography and ointment product sales. The 2002 sales mix reflects the Company's shift in sales and marketing efforts within the Ophthalmic segment to those key product lines that generate higher margins. Injectable revenues increased 24.4% compared to the same period in 2001, due to the timing of wholesaler inventory purchases made earlier in 2001 that were reduced during the third quarter without compensating wholesaler purchases. These were offset by Contract services revenues which decreased 72.1% compared to the same period in 2001, due mainly to customer concerns about the status of the ongoing FDA issues at the Company's Decatur, Illinois facility. The Company anticipates that revenues from the Contract Services segment will continue to lag historical levels and that ophthalmic and injectable revenues are not likely to grow until the uses surrounding the FDA review are resolved.



         Consolidated gross margin decreased from 38.3% in the third quarter of 2001 to 36.8% in the third quarter of 2002. The decline in contract service revenues was partially offset by the Company's shift in product mix to higher gross margin products in the angiography, antidote and ointment product lines.



         Selling, general and administrative ("SG&A") expenses increased 39.1% during the quarter ended September 30, 2002 as compared to the same period in 2001. The increase is primarily driven by an intangible asset impairment charge of $257,000 related to the product license intangible assets for the products Sublimaze, Inapsine, Paredrine and Dry Eye Test, and $545,000 of impaired assets on construction-in-progress assets as well as increases in sales and marketing expenditures and legal fees versus 2001.



         The provision for bad debts was $370,000 for the third quarter 2002, as compared to $60,000 for the same period in 2001 due to an increase in past due wholesaler receivables.



         Amortization of intangibles increased to $359,000 from $356,000 or 0.8% over the prior year quarter.



         Research and development ("R&D") expense decreased 5.9% in the quarter, to $498,000 from $529,000 for the same period in 2001. The Company has scaled back its research activities to preserve capital and to focus on strategic product niches such as controlled substances and ophthalmic products which it believes will add greater value. The lower level of R&D in the quarter also reflects the Company's refocusing of resources away from R&D to resolve issues in the FDA's Form 483 notification.

         Interest expense of $764,000 was 24.7%, lower than the comparable quarter in 2001, primarily due to a lower debt balance and lower interest rates.






         An income tax provision of $6.6 million was recorded for the three months ended September 30, 2002. The income tax provision primarily relates to the valuation allowance of $7.7 million recorded during 2002. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the deferred tax assets to zero. Without the violation allowance, the Company's effective tax rate for the quarter was 39.3% compared to 38.0% for the prior-year period.



         The Company reported a net loss of $9,387,000 or $0.48 per share for the three months ended September 30, 2002, compared to a net loss of $536,000 or $0.03 per share for the comparable prior year quarter. The increased net loss was due primarily to the establishment of the valuation allowance against the Company's deferred tax asset and, to a lesser extent, the decrease in revenues and gross margin.




NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO 2001



         The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales.



                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                   -------------
                                                  2002       2001
                                                  ----       ----
                                                   (IN THOUSANDS)
Ophthalmic segment ..........................   $ 21,520   $ 11,278
Injectable segment ..........................     11,401      6,030
Contract Services segment ...................      6,808     11,628
                                                --------   --------
Total revenues ..............................   $ 39,729   $ 28,936
                                                ========   ========



         Consolidated revenues increased 37.3% in the nine month period ended September 30, 2002 compared to the same period in 2001. Results for the nine months ended September 30, 2002 exclude shipments made at or near the end of the quarter for which shipping terms are FOB destination and, accordingly, revenue is not recognized until delivery occurs. Prior year revenues reflect virtually all shipments to customers as virtually all sales terms were FOB shipping point.



         Ophthalmic segment revenues increased 90.8%, primarily reflecting lower charges related to chargebacks, rebates and returns in 2002, as compared to 2001, and, to a lessor extent, strong angiography and ointment product sales. The 2002 sales mix reflects the Company's shift in sales and marketing efforts on these key product lines which generate higher margins. Injectable revenues increased 89.1% compared to the same period in 2001 primarily due to the lower level of chargebacks, rebates and returns in 2002 (See Note C to the condensed consolidated financial statements) and a sharp reduction in anesthesia and antidote product sales in 2001. Contract Services revenues decreased 41.5% compared to the same period in 2001 due mainly to customer concerns about the status of the Food and Drug Administration ("FDA") inspection ongoing at the Company's Decatur facility. The Company anticipates that revenues from the Contract Services segment will continue to lag historical sales levels until the issues surrounding the FDA warning letter are resolved.

         Consolidated gross profit was $17,171,000 for the nine month period ended September 30, 2002, as compared to $1,112,000 for the nine months ended September 30, 2001, reflecting the effects of the aforementioned increase in revenues in 2002, as compared to 2001, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items recorded in 2001, (See Note D to the condensed consolidated financial statements). Improvements in gross margin also resulted from the Company's continued focus on shifting the product mix to higher gross margin products in the angiography, antidote and ointment product lines.



         SG&A expenses increased 8.5% during the nine month period ended September 30, 2002 as compared to the same period in 2001. The increase was primarily due to the $1,559,500 JHU/APL intangible asset write-off in the second quarter of 2002, additional intangible asset write-offs of $257,000 in the third quarter of 2002, $545,000 of fixed asset writedowns in the third quarter of 2002 and higher legal and consulting costs partially offset by $1,117,000 of restructuring related costs incurred in 2001.



         The year to date provision for bad debts was a net recovery of $30,000 versus a $4,670,000 expense in 2001, due to the Company's increased efforts to collect past due receivables.



         Amortization of intangibles decreased from $1,075,000 to $1,057,000, or 1.7% over the comparable period in the prior year, reflecting the exhaustion of certain product intangibles which was offset by inception of the intangible amortization related to the product launch of Paremyd.



         R&D expense decreased 36.4% in the nine month period ended September 30, 2002, to $1,480,000 from $2,328,000 for the same period in 2001. The Company has scaled back its research activities, to preserve capital and to focus on strategic product niches such as controlled substances and ophthalmic products which it believes will add greater value. The lower level of R&D also reflects the Company's refocusing of resources away from R&D to resolve issues in the FDA's Form 483 notification.



         Interest expense of $2,477,000 was 4.7% lower than the $2,600,000, recorded in 2001, due to lower interest rates and a lower debt balance in 2002.



         An income tax provision of $6.2 million was recorded for the nine months ended September 30, 2002. The income tax provision primarily relates to the valuation allowance recorded of $7.7 million. In performing the analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, the Company considered both negative and positive evidence, which could be objectively verified. Based upon this analysis, the negative evidence, primarily the three consecutive years of operating losses, outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the deferred tax assets to zero as of December 31, 2002. The expense of $7.7 million related to establishing the deferred tax assets valuation allowance has been recorded in the income tax provision (benefit). Without the valuation allowance, the Company's effective tax rate for the period was 39.5% compared to 37.7% for the prior-year period.



         The Company reported a net loss of $10,018,000 or $0.51 per share, for the nine months ended September 30, 2002, compared to a net loss of $15,187,000, or $0.79 per share, for the comparable prior year quarter.



FINANCIAL CONDITION AND LIQUIDITY



         The Company experienced losses from operations in 2001 and 2000 and had a working capital deficiency of $28.2 million as of September 30, 2002.

         As of September 30, 2002, the Company had cash and cash equivalents of $2,871,000. Working capital at September 30, 2002 was a deficit of $28.2 million compared to a deficit of $24.4 million at December 31, 2001. Working capital was a deficit primarily due to the $39.5 million in long-term debt that is due within twelve months of the balance sheet reporting date of September 30, 2002. Future working capital needs will be highly dependent upon the Company's ability to control expenses and manage its accounts receivables. Management believes that existing cash and cash flow from operations will be sufficient to meet the cash needs of the business for the immediate future, but the Company will need to refinance or extend the maturity of the bank credit agreement as it does not anticipate sufficient cash to make the June 30, 2003 scheduled payment.

         For the nine month period ended September 30, 2002, the Company provided $7,451,000 in cash from operations to finance its working capital requirements, primarily due to the receipt of a $5,600,000 refund from the Internal Revenue Service and an decrease in trade accounts receivable. Investing activities, which primarily relate to purchase of equipment and construction in progress, required $4,520,000 in cash. Financing activities used $5,415,000 in cash, primarily reflecting the payment of $5,600,000 against the outstanding debt owed to the Company's Senior Lenders.






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



         SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002 and no impairments were recognized upon adoption.



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



         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have any effect on the Company's financial statements upon adoption.



         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4, is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transaction be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effected for fiscal years beginning after May 15, 2002, while other provisions are effected for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's financial statements.



         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material effect on its financial statements.



         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure requirements are required for fiscal years ending after December 15, 2002.



         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN 45 will not have an effect on the Company's financial condition, results of operations or cash flows.



         In January, 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has determined that FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




     Mr. John N. Kapoor, Ph.D., the Company's current Chairman of the Board and Chief Executive Officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with the Company. The Company also owes EJ Financial $18,000 in consulting fees for each of 2002 and 2001, as well as expense reimbursements of $2,000 and $182,000 for 2002 and 2001, respectively. Further, The John N. Kapoor Trust has loaned the Company $5,000,000 resulting in Dr. Kapoor becoming a major creditor of the Company as well as a major shareholder.



     On March 21, 2001, in consideration of Dr. Kapoor assuming the positions of President and interim CEO of the Company, the Compensation Committee of the Board of Directors agreed to issue Dr. Kapoor 500,000 options under the Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program in lieu of cash compensation.



     On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt. All unexercised warrants will expire on December 20, 2006.



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



     Commensurate with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The change related to the convertibility of the interest accrued on the $3,000,000 tranche requires that shareholder approval be received by August 31, 2002, which date has been extended to June 30, 2003.



     The Company has an equity ownership interest in Novadaq Technologies, Inc. ("Novadaq") of 4,132,000 common shares, representing approximately 16.9% of the outstanding stock of Novadaq. Previously, the Company had entered into a marketing agreement with Novadaq, which was terminated in early 2002. The Company, as part of the termination settlement, received the aforementioned shares and entered into an agreement with Novadaq to be the exclusive future supplier of Indocyanine Green for use in Novadaq's diagnostic procedures. The Company also has the right to appoint one individual to the Board of Directors of Novadaq. Ben J. Pothast, the Company's Chief Financial Officer, currently serves in this capacity.

FORWARD LOOKING STATEMENTS


         Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

o the Company's ability to restructure or refinance its debt to its senior lenders, which is currently in default, but subject to a forbearance agreement;

o the Company's ability to obtain further extensions of the forbearance agreement which originally expired on January 3, 2003, but has subsequently been extended for successive short-term periods, the latest of which expires on June 30, 2003;

o   the Company's ability to avoid further defaults under debt covenants;

o the Company's ability to generate cash from operations sufficient to meet its working capital requirements;

o the Company's ability to obtain additional funding to operate and grow its business;

o the Company's ability to resolve its Food and Drug Administration compliance issues at its Decatur, Illinois facility;

o the effects of federal, state and other governmental regulation of the Company's business;

o the Company's success in developing, manufacturing and acquiring new products;

o the Company's ability to bring new products to market and the effects of sales of such products on the Company's financial results;

o the effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

o   availability of raw materials needed to produce the Company's products; and

o other factors referred to in this Form 10-Q and the Company's other Securities and Exchange Commission filings.

The Company does not intend to update these forward looking statements.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



         The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure involves three debt instruments. The Credit Agreement with the Senior Lenders and the subordinated convertible debentures issued to the John N. Kapoor Trust bear the same interest rate, which fluctuates at prime plus 300 basis points. The third debt instrument, the promissory note issued to NeoPharm, Inc. ("NeoPharm"), bears interest at an initial rate of 3.6% and is reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. All of the Company's remaining long-term debt is at fixed interest rates. Management estimates that a change of 100 basis points in its variable rate debt from the interest rates in effect at September 30, 2002 would result in a $316,000 change in annual interest expense.


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


         The fair value of the credit agreement and convertible subordinated debenture approximated the recorded value as of September 30, 2002. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its Senior Lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,650,000, would be lower than the current carrying value of $3,250,000.



ITEM 4.  CONTROLS AND PROCEDURES


         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the disclosure controls and procedures are effective in timely communicating to them the material information relating to the Company required to be included in the Company's periodic SEC filings.



     As discussed in greater detail in the Company's Report on Form 8-K dated May 1, 2003, Deloitte & Touche LLP ("Deloitte") informed the Company that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2002, it noted certain matters involving the Company's internal controls that Deloitte considered to be material weaknesses. Although the Company does not necessarily agree with Deloitte's judgment that there existed material weaknesses in the Company's internal controls, the Company is in the process of implementing procedures designed to address all relevant internal control issues.



     To date, the Company has expanded its interim evaluation of accounts receivable for purposes of determining the allowance for doubtful accounts and has reassigned certain personnel to strengthen the accounting for fixed assets.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     On March 27, 2002, the Company received a letter informing it that the staff of the SEC's regional office in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001.



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



     The Company was party to a License Agreement with JHU/APL effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company recorded an asset impairment charge of $1,559,500 in 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

         In the fourth quarter of 2002, the Company learned that JHU/APL had licensed their two patents related to the AMD to Novadaq. In connection with the settlement of a prior dispute with Novadaq in January 2002 (as discussed below), the Company had previously acquired an equity interest in Novadaq. Pursuant to the settlement with JHU/APL, the Company is entitled to 20% of all equity received by JHU/APL from any license of the patent rights. Therefore, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which will be recorded as a gain in the fourth quarter of 2002.



     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP the inspection of the Company's Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified cGMP deviations. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided a progress report to the FDA on April 15 and May 15, 2003 and has committed to providing the FDA additional periodic reports of progress on June 15, 2003.



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



     On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the DEA had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. sec. 801, et. seq. and regulations promulgated under the Act. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, the Company entered into a Civil Consent Decree with the DEA. Under terms of the Consent Decree, the Company, without admitting any of the allegations in the complaint from the DEA, has agreed to pay a fine of $100,000, upgrade its security system and to remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If the Company does not remain in substantial compliance during the two-year period following the entry of the civil consent decree, the Company, in addition to other possible sanctions, may be held in contempt of court and ordered to pay an additional $300,000 fine.





     On April 4, 2001, the International Court of Arbitration (the "ICA") of the International Chamber of Commerce notified the Company that Novadaq had filed a Request for Arbitration with the ICA on April 2, 2001. Akorn and Novadaq had previously entered into an Exclusive Cross-Marketing Agreement dated July 12, 2000 (the "Agreement"), providing for their joint development and marketing of certain devices and procedures for use in fluorescein angiography (the "Products"). Akorn's drug indocyanine green ("ICG") would be used as part of the angiographic procedure. The FDA had requested that the parties undertake clinical studies prior to obtaining FDA approval. In its Request for Arbitration, Novadaq asserted that under the terms of the Agreement, Akorn should be responsible for the costs of performing the requested clinical trials, which were estimated to cost approximately $4,400,000. Alternatively, Novadaq sought a declaration that the Agreement should be terminated as a result of Akorn's alleged breach. Finally, in either event, Novadaq sought unspecified damages as a result of the alleged failure or delay on Akorn's part in performing its obligations under the Agreement. In its response, Akorn denied Novadaq's allegations and alleged that Novadaq had breached the agreement. On January 25, 2002, the Company and Novadaq reached a settlement of the dispute. Under terms of a revised agreement entered into as part of the settlement, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq, the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures and the right to designate a representative on the Novadaq Board of Directors. In addition, Antonio R. Pera, Akorn's then President and Chief Operating Officer, was named to Novadaq's Board of Directors. In conjunction with the revised agreement, Novadaq and the Company each withdrew their respective arbitration proceedings. Subsequent to the resignation of Mr. Pera on June 7, 2002, the Company named Ben J. Pothast, its Chief Financial Officer, to fill the vacancy on the Novadaq Board of Directors created by his departure.



     On December 19, 2002 and January 22, 2003, the Company received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapsine, which the Company produced. The total amount of the claims asserted is $3.8 million. The Company has just begun the investigation of the facts and circumstances surrounding these claims and cannot as of yet determine the potential liability, if any, from these claims. The Company has submitted these claims to its product liability insurance carrier. The Company intends to vigorously defend itself in regards to these claims.



     The Company is a party to legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES


         The Company is currently in default under certain covenants on its senior credit facility, including the failure to make a $39,200,000 principal payment that was due on August 31, 2002. There have been no defaults on interest payments due on the loan. As long as the Company is in compliance with the terms of the Forbearance Agreement entered into with the Senior Lenders on September 20, 2002, the Senior Lenders have agreed to forbear from exercising their remedies under the credit facility until January 3, 2003 which was subsequently extended until June 30, 2003. See Part I, Item 1, "Financial Statements" Note G
- Financing Arrangements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

ITEM 5.  OTHER INFORMATION




         On September 23, 2002, Mr. Arthur S. Pryzbyl, formerly Senior Vice President for sales and marketing of the Company, was named President and COO of the Company.






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


         (10.28) Amendment #1 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company dated as of October 18, 2002.

         (10.39) Engagement Letter by and among the Company and AEG Partners LLC dated as of September 26, 2002.



         (99.1) Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         There were no filings during the third quarter, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AKORN, INC.



                                             /s/         BEN J. POTHAST
                                             -----------------------------------
                                                         Ben J. Pothast
                                                 Vice President, Chief Financial
                                                      Officer and Secretary
                                                  (Duly Authorized and Principal
                                                        Financial Officer)

Date: May 21, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Arthur S. Przybyl, certify that:






         1. I have reviewed this quarterly report on Form 10-Q of Akorn, Inc.;



         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;



         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:



              A) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;



              B) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and



              C) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


              A) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              B) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 21, 2003                        /s/ ARTHUR S. PRZYBYL
                                          --------------------------------------
                                          Name:  Arthur S. Przybyl
                                          Title: Interim Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Ben J. Pothast, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Akorn, Inc.;



         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;



         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
            (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:



               A) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;



               B) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and



               C) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


               A) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               B) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 21, 2003                       /s/ BEN J. POTHAST
                                         ---------------------------------------
                                         Name:  Ben J. Pothast
                                         Title: Chief Financial Officer