Form 10-K
period 2002-12-31
AKORN INC
filed 2003-05-21
CIK 3116

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

                      FOR THE YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
---  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes
---  No

The aggregate market value of the voting stock of the Registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's common stock) of the Registrant as of April 28, 2003 was approximately $12,882,647.

The number of shares of the Registrant's common stock, no par value per share, outstanding as of May 12, 2003 was 19,729,759.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

     - the Company's ability to restructure or refinance its debt to its senior lenders, which is currently in default, but subject to a forbearance agreement;

     - the Company's ability to obtain further extensions of the forbearance agreement which originally expired on January 3, 2003, but has subsequently been extended for successive short-term periods, the latest of which expires on June 30, 2003;

     -  the Company's ability to avoid further defaults under debt covenants;

     - the Company's ability to generate cash from operations sufficient to meet its working capital requirements;

     - the Company's ability to obtain additional funding to operate and grow its business;

     - the Company's ability to resolve its Food and Drug Administration compliance issues at its Decatur, Illinois facility;

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

     -  availability of raw materials needed to produce the Company's products;
        and

     - other factors referred to in this Form 10-K and the Company's other Securities and Exchange Commission filings.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results". The Company does not intend to update these forward looking statements.

                          FORM 10-K TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.     Description of Business.....................................      3
Item 2.     Description of Properties...................................      9
Item 3.     Legal Proceedings...........................................      9
Item 4.     Submission of Matters to a Vote of Security Holders.........     13
                                    PART II
Item 5.     Market for Common Equity and Related Stockholder Matters....     14
Item 6.     Selected Consolidated Financial Data........................     15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     15
Item 7A     Quantitative and Qualitative Disclosures about Market
            Risk........................................................     36
Item 8.     Financial Statements and Supplementary Data.................     37
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     69
                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........     70
Item 11.    Executive Compensation......................................     71
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters..................     74
Item 13.    Certain Relationships and Related Transactions..............     76
Item 14.    Controls and Procedures.....................................     78
                                    PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     79
            Schedule II.................................................     82
            Signatures..................................................     83
            Certifications..............................................     84

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

     As described more fully herein, the Company has had three consecutive years of operating losses, is in default under its existing credit agreement and is a party to governmental proceedings and potential claims by the Food and Drug Administration ("FDA") that could have material adverse effect on the Company. Although the Company has entered into a Forbearance Agreement with its senior lenders and obtained extensions thereof through June 30, 2003, is working with the FDA to favorably resolve such proceedings, has appointed a new interim chief executive officer and implemented other management changes and has taken additional steps to return to profitability, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing governmental proceeding with the FDA and (iv) ultimately refinance its senior bank debt and obtain new financing for future operations and capital expenditures. See Item 7.- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity."

     The Company classifies its operations into three identifiable business segments, ophthalmic, injectable and contract services. These three segments are discussed in greater detail below. For information regarding revenues and gross profit for each of the Company's segments, see Note L "Segment Information" to the consolidated financial statements included in Item 8 of this report.

     Ophthalmic Segment. The Company markets a line of diagnostic and therapeutic ophthalmic pharmaceutical products. Diagnostic products, primarily used in the office setting, include mydriatics and cycloplegics, anesthetics, topical stains, gonioscopic solutions, angiography dyes and others. Therapeutic products, sold primarily to wholesalers and other national account customers, include antibiotics, anti-infectives, steroids, steroid combinations, glaucoma medications, decongestants/antihistamines and anti-edema medications. Non-pharmaceutical products include various artificial tear solutions, preservative-free lubricating ointments, lid cleansers, vitamin supplements and contact lens accessories. The Company exited the surgical products business in late 2002. The impact was not material to the Company's financial results.

     Injectable Segment. The Company markets a line of specialty injectable pharmaceutical products, including anesthesia and products used in the treatment of rheumatoid arthritis and pain management. These products are marketed to wholesalers and other national account customers as well as directly to medical specialists.

     Contract Services Segment. The Company manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.

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

     Sales and Marketing. While the Company is working to expand its proprietary product base through internal development, the majority of current products are non-proprietary. The Company relies on its efforts in marketing, distribution, development and low cost manufacturing to maintain and increase market share.

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

     Research and Development. As of December 31, 2002, the Company had 19 Abbreviated New Drug Applications ("ANDAs") for generic pharmaceuticals in various stages of development. The Company filed 12 of these ANDAs along with a New Drug Application ("NDA") supplement in 2002. See "Government Regulation." The Company plans to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing the Company to compete by marketing generic equivalents. However, unless and until the issues pending before the FDA with respect to the Company are favorably resolved, it is doubtful that the FDA will approve any NDAs or ANDAs submitted by the Company. The FDA approved the NDA for Paremyd, on December 5, 2001, which was launched during the first quarter of 2002.

     In the fourth quarter of 2002, the Company completed a phase 1 clinical trial on nine patients using a new, patent pending formulation of indocyanine green ("ICG") for the indication in Age Related Macular Degeneration ("AMD"). Additionally, in 2002, the Company was issued two U.S. patents, #6,351,663 and #6,443,976 relating to ICG and the diagnosis and treatment of abnormal vasculature. If the Company's developmental efforts are successful, the Company currently anticipates filing an NDA within the next four years. The Company also anticipates filing an NDA supplement within the next three years for an indication for ICG for intra-ocular staining.

     On February 18, 2003, the Company announced that it had received approval from the FDA for its ANDA for Lidocaine Jelly, 2% ("Lidocaine Jelly"), a bioequivalent to Xylocaine Jelly (R), a product of AstraZeneca PLC used primarily as a topical anesthetic by urologists and hospitals. According to industry sources, it is estimated that the total annual U.S. market for comparable products was approximately $30 million in 2002. The Company anticipates that its product, which will be manufactured at its Somerset, New Jersey facility, will be commercially available in the second quarter of 2003.

     Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of Company personnel. No assurance can be given as to whether the Company will file NDAs, or any ANDAs, when anticipated, whether the Company will develop marketable products based on these filings or as to the actual size of the market for any such products. See "Government Regulation" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future
Results -- Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities."

     The Company also maintains a business development program that identifies potential product acquisition or product licensing candidates. The Company has focused its business development efforts on niche products that complement its existing product lines and that have few or no competitors in the market. In 2000, the Company entered into an exclusive cross marketing agreement with Novadaq Technologies, Inc. for cardiac angiography procedures employing ICG. Under the terms of the agreement, as amended on January 25, 2002, Novadaq will assume all further costs associated with development of the technology. The Company, in consideration of foregoing any share of future net profits, obtained an equity ownership interest in Novadaq and the right to be the exclusive supplier of ICG for use in Novadaq's diagnostic procedures.

     At December 31, 2002, 12 full-time employees of the Company were involved in research and development and product licensing.

     Research and development costs are expensed as incurred. Such costs amounted to $1,886,000, $2,598,000 and $4,132,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Patents and Proprietary Rights. The Company considers the protection of discoveries in connection with its development activities important to its business. The Company has sought, and intends to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2002, the Company had received six U.S. patents and had two additional U.S. patent applications and one international patent application pending. In February of 2002, the U.S. Patent and Trademark Office notified the Company that U.S. patent number 6,351,663 titled "Methods for diagnosing and treating abnormal vasculature using fluorescent dye angiography and dye enhanced photocoagulation" had been issued to the Company. Two of the patents held by the Company cover ophthalmic products and processes under development and the remaining four patents are methods patents relating to a currently marketed injectable product.

     The Company had also licensed two U.S. patents from the Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") for the development and commercialization of AMD diagnosis and treatment using ICG. However, a dispute arose between the Company and JHU/APL regarding the two patents licensed for AMD and the Company's performance required by December 31, 2001 under the terms of the applicable License Agreement. In July 2002, the Company and JHU/APL agreed to terminate their license agreement and as a result, the Company no longer has any rights to the JHU/APL patents. See "Item 3. Legal Proceedings." Although the Company has relinquished its rights to the JHU/APL Patents, the Company is actively pursuing alternative treatment methods for AMD using ICG. There can be no assurance that the Company will obtain U.S. or foreign patents or, if obtained, that they will provide substantial protection or be of commercial benefit.

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

     Employee Relations. At December 31, 2002, the Company had 326 full-time employees, 290 of whom were employed by Akorn and 36 by its wholly owned subsidiary, Akorn (New Jersey), Inc. The Company enjoys good relations with its employees, none of whom are represented by a collective bargaining agent.

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

     The companies that compete with the injectable segment include both generic and name brand companies such as Abbott Laboratories, Gensia, American Pharmaceutical Products, Elkin Sinn and American Regent. The injectable segment competes primarily on the basis of price.

     Competitors in the contract services segment include Cook Imaging (Baxter), Chesapeake Biological Laboratories and Ben Venue. The contract services segment competes primarily on the basis of price and technical capabilities. The manufacturing of products in all three segments must be performed under government mandated Current Good Manufacturing Practices ("cGMP").

     Suppliers and Customers. No supplier of products accounted for more than 10% of the Company's purchases in 2002, 2001 or 2000. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for itself and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company's development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Supply of Raw Materials and Components".

     A small number of large wholesale drug distributors account for a large portion of the Company's gross sales, revenues and accounts receivable. Those distributors are:

     - AmerisourceBergen Corporation ("AmerisourceBergen"), which was formed in 2001 by the merger of AmeriSource Health Corporation and Bergen Brunswig Corporation;

     -  Cardinal Health, Inc. ("Cardinal"); and

     -  McKesson Drug Company ("McKesson").

     These three wholesale drug distributors accounted for approximately 57% of total gross sales and 42% of revenues in 2002, and 61% of gross accounts receivables as of December 31, 2002. The difference between gross sales and revenue is that gross sales do not reflect the deductions for chargebacks, rebates and product returns (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies). The percentages of gross sales, revenue and gross trade receivables attributed to each of these three wholesale drug distributors for the years ended December 31, 2002 and December 31, 2001 were as follows:

                                         2002                  2002       2001                  2001
                                         GROSS    2002     GROSS ACCT.    GROSS    2001     GROSS ACCT.
                                         SALES   REVENUE   RECEIVABLES    SALES   REVENUE   RECEIVABLES
                                         -----   -------   ------------   -----   -------   ------------
AmerisourceBergen Corporation..........   28%      22%         28%         19%      10%         25%
Cardinal Health, Inc...................   18%      12%         27%         14%       9%         11%
McKesson Drug Company..................   11%       8%          6%          9%       5%         11%

     AmerisourceBergen, Cardinal and McKesson are distributors of the Company's products as well as a broad range of health care products for many other companies. None of these distributors is an end user of the Company's products. If sales to any one of these distributors were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company's products either directly from the Company or from another distributor. However, the loss of one or more of these customers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on the Company's revenue and results of operations and lead to a violation of debt covenants. A change in purchasing patterns, an increase in returns of the Company's products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on the Company's revenue and results of operations and lead to a violation of debt covenants. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Dependence on Small Number of Distributors."

     Backorders. As of December 31, 2002, the Company had approximately $5.4 million of products on backorder as compared to approximately $4.0 million of backorders as of December 31, 2001. This increase in backorders is due the fact that one of the Company's production rooms at it's Decatur, Illinois facility was not fully operational in the fourth quarter of 2002 pending requalification under cGMP of that production room. The Company anticipates filling all open backorders during 2003.

     Government Regulation. Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the FDA, the Drug Enforcement Administration ("DEA"), the Federal Trade Commission ("FTC") and other federal, state and local agencies. The federal Food, Drug and Cosmetic Act (the "FDC Act"), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products. The FDA inspects drug manufacturers and storage facilities to determine compliance with its cGMP regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve new drug applications and criminal prosecution. The FDA also has the authority to revoke approval of drug products.

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an ANDA. An ANDA does not, for the most part, require clinical studies since safety and efficacy have already been demonstrated by the product originator. However, the ANDA must provide data demonstrating the equivalency of the generic formulation in terms of bioavailability. The time required by the FDA to review and approve NDA's and ANDA's is variable and essentially beyond the control of the Company.

     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. The October, 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, provided a progress report to the FDA on April 15 and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.

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

     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company's senior debt or could cause the Company's senior lenders to refuse further extensions of the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Condition and Liquidity".

     In February of 2003, the Company recalled two products, Fluress and Fluoracaine, due to container/ closure integrity problems resulting in leaking containers. The recall has been classified by the FDA as a Class II recall, which means that the use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or that the probability of serious health consequences as a result of such use or exposure is remote. To date, the Company has not received any notification or complaints from end users of the recalled products. Because the Company had curtailed the production of these items due to the above container/closure integrity issues, the financial impact to the Company of this recall is not expected to be material.

     In March of 2003, as a result of the most recent FDA inspection, the Company recalled twenty-four lots of product produced from the period December 2001 to June 2002 in one of its production rooms at its Decatur, Illinois facility. The majority of the lots recalled were for third party contract customer products. Subsequent to this decision and after discussions with the FDA, eight of the original twenty-four lots have been exempted from the recall due to medical necessity. At this time, the FDA has not reached a conclusion on the classification of this recall. To date, the Company has not received any notification or complaints from end users of the recalled products. Due to the passage of time between the production of theses lots and the recall, the Company believes that its customers do not hold significant inventories of these products. As a result, the Company believes the financial impact of this recall will not be material.

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

     On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the DEA had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. sec. 801, et. seq. and regulations promulgated under the Act. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, the Company entered into a Civil Consent Decree with the DEA. Under terms of the Civil Consent Decree, the Company, without admitting any of the allegations in the complaint from the DEA, has agreed to pay a fine of $100,000, upgrade its security system and to remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If the Company does not remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, the Company, in addition to other possible sanctions, may be held in contempt of court and ordered to pay an additional $300,000 fine. See Item 3. "Legal Proceedings".

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

     The Company owns a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, the Company owns a 55,000 square-foot manufacturing facility in Decatur, Illinois. The Decatur facilities support all three of the Company's segments. The Company leases approximately 7,000 square feet of office and warehousing space in San Clemente, California, formerly used as a sales office to support the Injectable segment. The Company successfully sublet this space through the term of the lease when the San Clemente operations were closed and relocated to Buffalo Grove in July of 2001. The Company's Akorn (New Jersey) subsidiary also leases approximately 40,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to the ophthalmic segment. The Company does not have any idled manufacturing facilities, however, the capacity utilization at both its Decatur and Somerset facilities was approximately 50% during the year ended December 31, 2002. The Company can produce approximately 65 batches, per month, at full capacity. Operating the manufacturing facilities at the reduced level has contributed to the generation of negative manufacturing variances.

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

     The current combined space is considered adequate to accommodate the Company's manufacturing needs for the foreseeable future. Lyophilization capabilities are not currently needed by the Company, but would give the Company the capability to manufacture additional products for its contract customers and allow the Company to internally produce one of its currently outsourced products.

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

     The Company was party to a License Agreement with JHU/APL effective April 26, 2000, and amended effective July 15, 2001 (See Note C -- "Product and Other Acquisitions" to the consolidated financial statements included in Item 8). Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company recorded an asset impairment charge of $1,559,500 in 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002. In the fourth quarter of 2002, the Company learned that JHU/APL had licensed their two patents related to AMD to Novadaq Technologies, Inc. ("Novadaq"). In connection with the settlement of a prior dispute with Novadaq in January 2002 (as discussed below), the Company had previously acquired an equity interest in Novadaq. Pursuant to the settlement with JHU/APL, the Company is entitled to 20% of all equity received by Johns Hopkins from any license of the patent rights. Therefore, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in the fourth quarter of 2002.

     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP the inspection of the Company's Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified cGMP deviations. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided a progress report to the FDA on April 15, and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.

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

     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company's senior debt or could cause the Company's senior lenders to refuse further extensions of the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Condition and Liquidity".

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

     On August 9, 2001, the Company was served with a Complaint, which had been filed on August 8, 2001 in the United States District Court for The Northern District of Illinois, Eastern Division. The suit named the Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman of the board and then interim chief executive officer as defendants. The suit, which was filed by Michelle Golumbski, individually, and on behalf of all others similarly situated, alleged various violations of the federal securities laws in connection with the Company's public statements and filings with the SEC during the period from February 20, 2001 through May 22, 2001. The plaintiff subsequently voluntarily dismissed her claims against Akorn, Inc., Mr. Floyd Benjamin and Dr. John N. Kapoor, and, in exchange for the Company's consent to this voluntary dismissal, also provided, through counsel, a written statement that the plaintiff would not reassert her claims against any of the defendants in any subsequent actions. The Company did not provide the plaintiff with any compensation in consideration for this voluntary dismissal.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the NASDAQ National Market under the symbol AKRN until June 24, 2002. The Company was notified on that day that, due to non-compliance with the NASDAQ report filing requirements, the Company's stock would cease being listed effective the opening of business on June 25, 2002. The non-compliance related to the Company's Form 10-K filing with the SEC for the year ended December 31, 2001 that contained unaudited financial statements. Subsequently, the Company's stock has traded in the Over-the-Counter market and is listed on the Pink Sheets under the symbol AKRN.PK.

     On April 28, 2003, there were approximately 609 holders of record of the Company's Common Stock. This number does not include shareholders for which shares are held in a 'nominee' or 'street' name. The closing price of the Company's Common Stock on April 28, 2003 was $0.50 per share.

     High and low bid prices for the periods indicated were:

                                                              HIGH     LOW
                                                              -----   -----
Year Ended December 31, 2002:
  1st Quarter...............................................  $4.00   $3.31
  2nd Quarter...............................................   3.73    0.60
  3rd Quarter...............................................   1.60    0.60
  4th Quarter...............................................   1.50    0.60

Year Ended December 31, 2001:
  1st Quarter...............................................  $6.25   $1.97
  2nd Quarter...............................................   3.25    1.03
  3rd Quarter...............................................   4.23    2.79
  4th Quarter...............................................   4.74    2.76

     The Company did not pay cash dividends in 2002, 2001 or 2000 and does not expect to pay dividends on our common stock in the foreseeable future. Moreover, the Company is currently prohibited by its credit agreement from making any dividend payment.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial information for the Company for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2002       2001       2000      1999       1998
                                           --------   --------   --------   -------   --------
INCOME DATA (000's)
Revenues.................................  $ 51,419   $ 41,545   $ 66,221   $64,632   $ 56,667
Gross profit.............................    20,537      6,398     28,131    33,477     29,060
Operating income (loss)..................    (3,565)   (21,074)    (1,731)   12,122      9,444
Interest expense.........................    (3,150)    (3,768)    (2,400)   (1,921)    (1,451)
Pretax income (loss).....................    (6,713)   (24,926)    (4,014)   10,639      7,686
Income tax provision (benefit)...........     6,239     (9,780)    (1,600)    3,969      3,039
Net income (loss)........................   (12,952)   (15,146)    (2,414)    6,670      4,647
Weighted average shares outstanding:
  Basic..................................    19,589     19,337     19,030    18,269     17,891
  Diluted................................    19,589     19,337     19,030    18,573     18,766

PER SHARE
Equity...................................  $   0.58   $   1.23   $   1.85   $  1.85   $   1.40
Net income:
  Basic..................................  $  (0.66)  $  (0.78)  $  (0.13)  $  0.37   $   0.26
  Diluted................................  $  (0.66)  $  (0.78)  $  (0.13)  $  0.36   $   0.25
Price: High..............................  $   4.00   $   6.44   $  13.63   $  5.56   $   9.19
      Low................................  $   0.60   $   1.03   $   3.50   $  3.50   $   2.54

BALANCE SHEET (000's)
Current assets...........................  $ 13,239   $ 28,580   $ 37,522   $35,851   $ 24,948
Net fixed assets.........................    35,314     33,518     34,031    20,812     15,860
Total assets.............................    63,538     84,546     91,917    76,098     61,416
Current liabilities......................    43,803     52,937     15,768     9,693     13,908
Long-term obligations....................     8,383      7,779     40,918    32,015     21,228
Shareholders' equity.....................    11,352     23,830     35,231    34,390     26,280

CASH FLOW DATA (000's)
From operations..........................  $  9,359   $   (444)  $    362   $   131   $  1,093
Dividends paid...........................        --         --         --        --         --
From investing...........................    (5,315)    (4,126)   (17,688)   (6,233)   (13,668)
From financing...........................    (9,035)     9,118     18,108     5,391     10,898
Change in cash and cash equivalents......    (4,991)     4,548        782      (711)    (1,677)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by the ophthalmic segment, from sales of diagnostic and therapeutic pharmaceuticals by the injectable segment, and from contract services revenue. The following table sets forth the percentage relationships that certain items from the Company's Consolidated Statements of Income bear to revenues for the years ended December 31, 2002, 2001 and 2000.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Revenues
  Ophthalmic................................................   58%    41%    42%
  Injectable................................................   25     23     38
  Contract Services.........................................   17     36     20
                                                              ---    ---    ---
Total revenues..............................................  100    100    100
Gross profit................................................   40     15     42
Selling, general and administrative expenses................   41     45     24
Provision for bad debts.....................................   --     11     12
Amortization of intangibles.................................    3      4      2
Research and development expenses...........................    4      6      6
                                                              ---    ---    ---
Operating loss..............................................   (7)   (51)    (3)
Net loss....................................................  (25)   (36)    (4)

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

     The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the years ended December 31, 2002, 2001 and 2000, the Company recorded chargeback and rebate expense of $15,418,000, $28,655,000, and $29,558,000, respectively. The allowance for chargebacks and rebates was $4,302,000 and $4,190,000 as of December 31, 2002 and 2001, respectively.

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

ALLOWANCE FOR PRODUCT RETURNS

     The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period. For the years ended December 31, 2002, 2001, and 2000 the Company recorded a provision for product returns of $2,574,000, $4,103,000, and $1,159,000, respectively. The allowance for potential product returns was $1,166,000 and $548,000 at December 31, 2002 and 2001, respectively.

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

     For the years ended December 31, 2002, 2001 and 2000, the Company recorded a provision (recovery) for doubtful accounts of ($55,000), $4,480,000, and $8,127,000, respectively. The allowance for doubtful accounts was $1,200,000 and $3,706,000 as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had a total of $2,592,000 of past due gross accounts receivable, of which $674,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $1,200,000, the portion related to the wholesaler customers is $822,000 with the remaining $378,000 reserve for all other customers.

ALLOWANCE FOR DISCOUNTS

     The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the years ended December 31, 2002 and 2001, the Company recorded a provision for discounts of $1,014,000 and $886,000, respectively. Prior to 2001, the Company did not grant discounts. The allowance for discounts was $172,000 and $143,000 as of December 31, 2002 and 2001, respectively.

ALLOWANCE FOR SLOW-MOVING INVENTORY

     The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. The Company estimates the amount of inventory that may not be sold prior to its expiration. In 2001, upon obtaining the wholesaler's inventory reports, the Company learned that the wholesalers had greater levels of on-hand inventory than had been previously estimated. This provided the Company with greater insight as to the potentially lower buying patterns of the wholesalers than had been previously forecasted and contemplated in estimating the levels of inventory in assessing the adequacy of the allowance. For the years ended December 31, 2002, 2001 and 2000, the Company recorded a provision for inventory obsolescence of $838,000, $1,830,000, and $3,983,000, respectively. The allowance for inventory obsolescence was $1,206,000 and $1,845,000 as of December 31, 2002 and 2001, respectively.

INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon its analysis, beginning with the September 30, 2002 deferred tax assets, the Company has established a valuation allowance to reduce the deferred tax assets to zero. The expense of $9.2 million related to establishing the deferred tax assets valuation allowance has been recorded in the income tax provision (benefit).

INTANGIBLES

     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 2002 and 2001 was $8,543,000 and $7,132,000, respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. On July 3, 2002, the Company settled a License Agreement dispute with JHU/APL (See Note M-"Commitments and Contingencies" to the consolidated financial statements in
Item 8) on two licensed patents. As a result of the resolved dispute, the Company recorded an asset impairment charge of $1,559,500 in the second quarter of 2002, representing the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment received from JHU/APL.

     During the third quarter of 2002, the Company recorded an impairment charge of $257,000 related to the product license intangible assets for the products Sublimaze, Inapsine, Paradrine and Dry Eye test. The Company determined that projected profitability on the products was not sufficient to support the carrying value of the intangible asset. The recording of this charge reduced the carrying value of the intangible assets related to these product licenses to zero. These charges are reflected in the selling, general and administrative expense category of the consolidated statement of operations. See Note
Q -- "Asset Impairment Charges" to the consolidated financial statements in Item 8.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Consolidated revenues increased 23.8% for the year ended December 31, 2002 compared to the prior year. Results for 2002 exclude shipments made at or near the end of the year for which shipping terms are FOB destination and, accordingly, revenue is not recognized until delivery occurs. The revenue related to these shipments recognized in the first quarter of 2003 was $601,000. Prior year revenues reflect virtually all shipments to customers as virtually all sales terms were FOB shipping point. See Note A -- "Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8.

     Ophthalmic segment revenues increased 74.7%, primarily reflecting lower charges related to chargebacks and returns in 2002 (See Note A -- "Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8.) as compared to 2001, and, to a lesser extent, increased angiography and ointment product sales. The 2002 sales mix reflects the Company's shift in sales and marketing efforts within the Ophthalmic segment to those key product lines that generate higher margins. Injectable revenues increased 34.3% compared to the same period in 2001 primarily due to the lower level of chargebacks and returns and a 52% increase in anesthesia and antidote product sales in 2002. The Company believes the 2002 Ophthalmic and Injectable revenues are sustainable for 2003. Contract Services revenues decreased 40.7% compared to the same period in 2001 due mainly to customer concerns about the status of the ongoing FDA issues at the Company's Decatur facility. The Company anticipates that revenues from the Contract Services segment will continue to lag historical levels and that Opthalmic and Injectable segment revenues are not likely to grow until the issues surrounding the FDA review are resolved.

     Consolidated gross margin increased to 39.9% from 15.4% for the prior year due primarily to the aforementioned increase in revenues in 2002 as compared to 2001, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items recorded in 2001. See Note E -- "Inventory" to the consolidated financial statements in Item 8. Improvements in gross margin also resulted from the Company's continued focus on shifting the product mix to higher gross margin products in the angiography, antidote and ointment product lines.

     Selling, general and administrative ("SG&A") expenses increased 10.4% for the year as compared to 2001. This is due to a $1,559,500 impairment charge related to the JHU/APL settlement (See Note M -- "Commitments and Contingencies" to the consolidated financial statements included in Item 8), a $545,000 asset impairment charge related to abandoned construction projects, a $257,000 intangible asset charge and higher legal and marketing expenditures in 2002. SG&A expenses in 2001 included $1,117,000 of restructuring-related charges consisting primarily of severance and lease costs.

     The provision for bad debt decreased from $4,480,000 in 2001 to a $55,000 recovery in 2002. The decrease is primarily related to the Company's increased efforts to collect past due receivables. As a result of the Company's continued collection efforts, the Company does not expect the provision for bad debts to be material in 2003.

     Amortization of intangibles decreased from $1,493,000 to $1,411,000, or 5.5% over the comparable period in the prior year, reflecting the exhaustion of amortization for certain product intangibles due to the write-off of intangibles which were determined to have been impaired in 2002, offset in part by inception of the intangible amortization related to the product launch of Paremyd.

     Research and development ("R&D") expense decreased 27.4% for the year reflecting the Company's scaled back research activities to preserve capital and to focus on strategic product niches such as controlled substances and ophthalmic products which it believes will add greater value. The lower level of R&D in 2002 also reflects the Company's refocusing of resources away from R&D to resolve issues in the FDA's Form 483 notification.

     Interest expense of $3,150,000 was 16.4% lower than the $3,768,000 recorded in 2001, due to a lower debt balance and lower interest rates in 2002.

     An income tax provision of $6,239,000 was recorded for 2002, compared to an income tax benefit of $9,780,000 recorded in 2001. The 2002 income tax provision primarily relates to the valuation allowance of $9,216,000 recorded during 2002. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, the Company considered both negative and positive evidence, which could be objectively verified. Based upon this analysis, the negative evidence, primarily the three consecutive years of operating losses, outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon its analysis, beginning with the September 30, 2002 deferred tax assets, the Company established a valuation allowance to reduce the deferred tax assets to zero.

     Net loss for 2002 was $12,952,000, or $0.66 per share, compared to a net loss of $15,146,000, or $0.78 per share, for the prior year. The improvement in revenue and gross profit was offset by the increase in the provision for income taxes reflecting the reduction of deferred tax credits to zero.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Consolidated revenues decreased 37.3% for the year ended December 31, 2001 compared to the prior year. Ophthalmic segment revenues decreased 38.9%, primarily reflecting the decline in sales in the antibiotic, glaucoma and artificial tear product lines. The remaining decline in ophthalmic revenues reflects the effect of increases to the allowance for chargebacks and rebates and returns discussed above. Ophthalmic revenues were also negatively impacted by price competition for some of the Company's higher volume product lines. The reduction in revenues was due to both declines in unit price as well as volume. Injectable segment revenues decreased 61.3%, primarily due to the increases in the allowances for chargebacks, rebates and returns and a 35% reduction in anesthesia and antidote product sales. The sharp reduction is attributable to excessive wholesaler inventories that were reduced during the year without compensating purchases made by the wholesalers. Contract services revenues increased 10.6% compared to the same period in 2000, primarily due to price increases necessary to cover increasing production costs.

     Consolidated gross profit decreased 77.3% for the year, with gross margins decreasing from 42.5% to 15.4%. This reflects the effects of the aforementioned decline in revenues, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items. In addition, the Company incurred unfavorable manufacturing variances at the Somerset, New Jersey facility and its Decatur, Illinois facility, which eroded the gross margin percentage. These variances were the result of reduced activity in the plant, primarily caused by the previously discussed reduction in sales that resulted from the wholesaler inventories being reduced without compensating purchases.

     SG&A expenses increased 17.5% for the year as compared to 2000, primarily, due to asset impairment charges related to discontinued products of $2,132,000 and restructuring-related charges of $1,117,000 consisting primarily of severance and lease costs.

     The provision for bad debt decreased by 45.1% compared to 2000. The decrease is primarily related to the Company's increased efforts to collect past due receivables.

     Amortization of intangibles decreased 1.6% for the year, reflecting the exhaustion of certain product intangibles.

     R&D expenses decreased 37.1%, primarily reflecting a scaling back of research and development activities.

     Interest expense increased 57.0% compared to 2000, reflecting higher interest rates on higher average outstanding debt balances and amortization related to the convertible debt issued during the year (See Note G -- "Financing Arrangements" to the consolidated financial statements included in Item 8) partially offset by capitalized interest related to the lyophilized pharmaceuticals manufacturing line expansion.

     Income tax benefit of $9,780,000 was recorded for the year compared to an income tax benefit of $1,600,000 recorded in 2000 reflecting a greater level of operating losses. The effective tax rate for the year was 39.5% compared to an effective tax rate in 2000 of 39.9%.

     Net loss for 2001 was $15,146,000, or $0.78 per share, compared to net loss of $2,414,000, or $0.13 per share, for the prior year. The decrease in earnings resulted from the aforementioned items.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     The Company has experienced losses from operations in 2002 and 2001 of $3.6 million and $21.2 million, respectively. The Company also recorded an operating loss of $1.7 million in 2000.

     As of December 31, 2002, the Company had cash and cash equivalents of $364,000. The net working capital deficiency at December 31, 2002 was $30,564,000 versus $24,359,000 at December 31, 2001, resulting primarily from a decrease in the deferred tax assets from 2001 as a result of the valuation allowance as described above. The negative working capital position reflects the classification of the Company's senior debt obligation as a current liability, the balance of which decreased from $45,072,000 at December 31, 2001 to $35,859,000 as of December 31, 2002.

     During the year ended December 31, 2002, the Company generated $9,359,000 in cash from operations, primarily from receivable collection efforts and the collection of income tax refunds due to the Company. Investing activities, which include the purchase of equipment required $5,315,000 in cash and included $2,758,000 related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities used $9,035,000 in cash primarily for reduction of the outstanding senior bank debt.

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

     As described more fully herein, the Company has had three consecutive years of operating losses, is in default under its existing credit agreement and is a party to governmental proceedings and potential claims by the FDA that could have a material adverse effect on the Company. Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lenders and obtained extensions thereof through

June 30, 2003, is working with the FDA to favorably resolve such proceedings, has appointed a new interim chief executive officer and implemented other management changes and has taken additional steps to return to profitability, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing governmental proceeding with the FDA and (iv) ultimately refinance its senior bank debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

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

FDA Proceeding

     As discussed above, the Company is also a party to a governmental proceeding by the FDA (See Item 3. "Legal Proceedings"). While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement or cause the Company's senior lenders to refuse to further extend the forbearance agreement, any or all of which could have a material adverse effect on the Company's Liquidity.

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

Subordinated Debt

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

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund the Company's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001, interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that the Company will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois and to address the issues set forth in the Form 483 and warning letter received from the FDA. The Promissory Note is subordinated to the Company's senior debt owed to The Northern Trust Company but is senior to the Company's subordinated debt owed to the Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm, Inc. with the option of securing at least 15% of the capacity of the Company's lyophilization facility each year. Dr. John N. Kapoor, the Company's chairman is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

     Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The terms of the agreement to change the convertibility of the Tranche A interest and the convertibility of the Tranche B interest for the extension of the term require shareholder approval to be received by August 31, 2002, which was subsequently extended to June 30, 2003. If the Company's shareholders do not approve these changes, the Company would be in default under the Trust Agreement and, at the option of the Trust, the Subordinated Debt could be accelerated and become due and payable on June 30, 2003. Any default under the Trust Agreement would constitute an event of default under both the Credit Agreement and the NeoPharm Promissory Note. In the event of default amounts due under the Credit Agreement and the NeoPharm Promissory Note could be declared to be due and payable, notwithstanding the Forebearance Agreement which is presently in place between the Company and its senior lender. The Company expects that it will reach agreement with the Trust to extend, if necessary, the shareholder approval date until the next shareholders meeting.

Other Indebtedness

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

     The fair value of the debt obligations approximated the recorded value as of December 31, 2002. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,649,000, would be lower than the current carrying value of $3,250,000.

CONTRACTUAL OBLIGATIONS
(In Thousands)

     The following table details the Company's future contractual obligations through 2008. The Company's ability to satisfy these obligations is primarily dependent upon its ability to obtain additional financing or renegotiate its current financing arrangement.

DESCRIPTION                                       TOTAL     2003     2004-5   2006-7    2008 +
-----------                                      -------   -------   ------   -------   ------
Long Term Debt, including current maturities...  $45,732   $35,859   $  656   $ 9,010   $  207
Short Term Debt................................       --        --       --        --       --
Capital Leases.................................       --        --       --        --       --
Operating Leases...............................    9,070     1,524    2,948     2,856    1,742
Purchase Obligations...........................       --        --       --        --       --
Other Long Term Liabilities....................       --        --       --        --       --
                                                 -------   -------   ------   -------   ------
  Total:.......................................  $54,802   $37,023   $3,604   $11,866   $1,949

SELECTED QUARTERLY DATA
In Thousands, Except Per Share Amounts

                                                                             NET INCOME (LOSS)
                                                                      --------------------------------
                                                          GROSS                  PER SHARE   PER SHARE
                                           REVENUES   PROFIT (LOSS)    AMOUNT      BASIC      DILUTED
                                           --------   -------------   --------   ---------   ---------
Year Ended December 31, 2002:
  1st Quarter............................  $13,443       $ 6,349      $    151    $ 0.01      $ 0.01
  2nd Quarter............................   14,165         6,366          (783)    (0.04)      (0.04)
  3rd Quarter............................   12,121         4,456        (9,387)    (0.48)      (0.48)
  4th Quarter............................   11,690         3,366        (2,933)    (0.15)      (0.15)
                                           -------       -------      --------    ------      ------
     Total...............................  $51,419       $20,537      $(12,952)   $(0.66)     $(0.66)
Year Ended December 31, 2001:
  1st Quarter............................  $ 5,834       $(6,025)     $ (8,376)   $(0.43)     $(0.43)
  2nd Quarter............................   10,410         2,282        (6,275)    (0.33)      (0.33)
  3rd Quarter............................   12,692         4,863          (536)    (0.03)      (0.03)
  4th Quarter............................   12,609         5,278            41      0.00        0.00
                                           -------       -------      --------    ------      ------
     Total...............................  $41,545       $ 6,398      $(15,146)   $(0.78)     $(0.78)
                                           =======       =======      ========    ======      ======

FACTORS THAT MAY AFFECT FUTURE RESULTS

Existing Credit Obligations

     At December 31, 2002, the Company had total outstanding indebtedness of $43,658,000, or 69% of total capitalization. This significant debt load limits the Company's operating flexibility and imposes numerous restrictive covenants on the Company by its senior lenders, thereby significantly reducing the ability of the Company to acquire or develop new products, increase its sales force and expand and improve its facilities. In addition, the Company is currently in default in the payment of principal under its Credit Agreement and has failed to comply with many of the financial and other covenants required by the Credit Agreement. Although the Company has negotiated a Forbearance Agreement with the senior lenders which has been extended most recently through June 30, 2003 and, as required by the senior lenders, has retained a consultant, submitted a restructuring plan and engaged an investment banker to consider strategic alternatives, to continue operations the Company will be required to negotiate further extensions of the Forbearance Agreement and ultimately refinance its senior debt. There can be no guarantee that the Company will be successful in obtaining such further forbearance extensions or senior debt refinancing to allow it to continue as a going concern. See Item 7. -- "Management's Discussion and Analysis -- Financial Condition and Liquidity".

Ability to Obtain Additional Funding for Operations

     In addition to refinancing its senior debt, the Company may require additional funds to operate and grow its business. The Company may seek additional funds through public and private financing, including equity and debt offerings. However, adequate funds through the financial markets or from other sources may not be available when needed or on terms favorable to the Company or its stockholders. In addition, because the Company's Common Stock was delisted from the NASDAQ National Market on June 25, 2002 and currently trades in the Over-the-Counter market Pink Sheets (See Item 5. -- "Market for Common Equity and Related Stockholder Matters"), the Company may experience further difficulty accessing the capital markets. Without sufficient additional funding, the Company may be required to delay, scale back or abandon some or all of its product development, manufacturing, acquisition, licensing and marketing initiatives. Further, such additional financing, if obtained, likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.

  Government Regulation

     Federal and state government agencies regulate virtually all aspects of the Company's business. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record keeping, distribution, storage and advertising of the Company's products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Failure to comply with applicable statutes and government regulations could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's business involves the manufacture and distribution of pharmaceutical products, the specific regulations of the FDA and DEA that are applicable to the Company are discussed in more detail below.

     New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes or new legislation could have a material adverse effect on the Company's business, financial condition and results of operations.

     FDA Regulations All pharmaceutical manufacturers, including the Company, are subject to regulation by the FDA under the authority of the FDC Act. Under the FDC Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with current good manufacturing practices ("cGMP"), to recall products which present a health risk, and to seek civil monetary and criminal penalties. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products marketed by the Company or the halting of manufacturing operations of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, product recalls may be issued at the discretion of the Company, the FDA or other government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that restriction or prohibition on sales, halting of manufacturing operations or recalls of the Company's pharmaceutical products will not occur in the future. Any such actions could have a material adverse effect on the Company's business, financial condition and results of operations. Further, such actions, in certain circumstances, could constitute an event of default under the Company's senior debt.

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

     The Company currently is a party to a governmental proceeding by the FDA (See Item 3. -- "Legal Proceedings"). While the Company is cooperating with the FDA and is seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement or cause the Company's senior leaders to refuse to further extend the Forbearance Agreement, any or all of which could have a material adverse effect on the Company's liquidity.

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

     DEA Regulations The Company also manufactures and sells drugs which are "controlled substances" as defined in the federal Controlled Substances Act and similar state laws, which establishes, among other things, certain licensing, security and record keeping requirements administered by the DEA and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The DEA could limit or reduce the amount of controlled substances which the Company is permitted to manufacture and market. On November 6, 2002, the Company entered into a Civil Consent Decree with respect to violations alleged by the DEA relating to record keeping and controls surrounding the storage and distribution of controlled substances. Under the terms of the Civil Consent Decree, the Company, without admitting any of the allegations in the complaint from the DEA, has agreed to pay a fine of $100,000, upgrade its securing and to remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If the Company does not remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, the Company, in addition to other possible sanctions, may be held in contempt of court and ordered to pay an additional $300,000 fine. See Item 3. "Legal Proceedings". A failure to comply with DEA requirements or the Civil Consent Decree could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Development of Pharmaceutical Products and Manufacturing Capabilities

     The Company's strategy for growth is dependent upon its ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. As of December 31, 2002, the Company had 19 ANDAs in various stages of development of which 12 have been filed. Additionally, there are two NDA supplements in process relating to the usage of Indocyanine Green for age-related macular degeneration and intra-ocular staining. See "Item 1. Description of Business -- Research and Development." The Company may not meet its anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that it has submitted or anticipates submitting. The internal development of new pharmaceutical products by the Company is dependent upon the research and development capabilities of the Company's personnel and its infrastructure. There can be no assurance that the Company will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into its existing product lines. In addition, there can be no assurance that the Company will receive all necessary approvals from the FDA or that such approvals will not involve delays, which adversely affect the marketing and sale of the Company's products. Unless and until the issues pending before the FDA with respect to the Company are resolved, it is doubtful that the FDA will approve any NDAs or ANDAs submitted by the Company. The Company's failure to develop new products, to successfully resolve the compliance issues at its Decatur, Illinois facility or to receive FDA approval of ANDAs or NDAs, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the February 2003 recall of Fluress and Fluoracaine due to container closure issues, the Company has temporarily suspended production of these products pending requalification in a new container. A delay beyond the second quarter in restarting production of these products could adversely effect revenue and cash from operations. Another part of the Company's growth strategy is to develop the capability to manufacture lyophilized (freeze-dried) pharmaceutical products. While the Company has devoted resources to developing these capabilities, it may not be successful in developing these capabilities, or the Company may not realize the anticipated benefits from developing these capabilities.

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

  Risks and Expense of Legal Proceedings

     As discussed above, the Company is currently involved in several pending or threatened legal actions with both private parties and certain government agencies. See Item 3. "Legal Proceedings". While the Company believes that its positions in these various matters are meritorious, to the extent that the Company's personnel must spend time and the Company must expend resources to pursue or contest these various matters, or any additional matters that may be asserted from the time to time in the future, this represents time and money that is not available for other actions that the Company might otherwise pursue which could be beneficial to the Company's future. In addition, to the extent that the Company is unsuccessful in any legal proceedings, the consequences could have a negative impact on the Company or its operations. These consequences could include, but not be limited to, fines, penalties, injunctions, the loss of patent or other rights, the need to write down or off the value of assets (which could negatively impact the Company's earnings and/or cause the violation of debt covenants) and a wide variety of other potential remedies or actions that could be taken against the Company. While the Company will continue to vigorously pursue its rights in all such matters, no assurance can be given that the Company will be successful in any of these proceedings or, even if successful, that the Company would be able to recoup any of the moneys expended in pursuing such matters.

  Competition; Uncertainty of Technological Change

     The Company competes with other pharmaceutical companies, including major pharmaceutical companies with financial resources substantially greater than those of the Company, in developing, acquiring, manufacturing and marketing pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, under development or acquired by other pharmaceutical companies, may be more effective or offered at lower prices than the Company's current or future products. The industry is characterized by rapid technological change that may render the Company's products obsolete, and competitors may develop their products more rapidly than the Company. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of the Company's products. The Company believes that competition in sales of its products is based primarily on price, service and technical capabilities. There can be no assurance that: (i) the Company will be able to develop or acquire commercially attractive pharmaceutical products; (ii) additional competitors will not enter the market; or (iii) competition from other pharmaceutical companies will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Dependence on Small Number of Distributors

     A small number of large wholesale drug distributors account for a large portion of the Company's gross sales, revenues and accounts receivable. The following three distributors, AmerisourceBergen, Cardinal and McKesson, accounted for approximately 57% of total gross sales and 42% of total revenues in 2002, and 61% of gross trade receivables as of December 31, 2002. In addition to acting as distributors of the Company's products, these three companies also distribute a broad range of health care products for many other companies. None of these distributors is an end user of the Company's products. If sales to any one of these distributors were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company's products either directly from the Company or from another distributor. However, the loss of one or more of these customers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on the Company's revenue and results of operations and lead to a violation of debt covenants. A change in purchasing patterns, an increase in returns of the Company's products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on the Company's revenue and results of operations and lead to a violation of debt covenants.

  Product Liability

     The Company faces exposure to product liability claims in the event that the use of its technologies or products or those it licenses from third parties is alleged to have resulted in adverse effects in users thereof. Receipt of regulatory approval for commercial sale of such products does not mitigate such product liability risks. While the Company has taken, and will continue to take, what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. In addition, future product labeling may include disclosure of additional adverse effects, precautions and contraindications, which may adversely impact sales of such products. The Company currently has product liability insurance in the amount of $5.0 million for aggregate annual claims with a $50,000 deductible per incident and a $250,000 aggregate annual deductible. However, there can be no assurance that such insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Exercise of Warrants, Conversion of Subordinated Debt, May have Dilutive
Effect

     Under the terms of a $5,000,000 subordinated debt transaction, which the Company entered into on July 12, 2001 with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's current Chairman of the Board of Directors, the Trust agreed to provide the Company with $5,000,000 of subordinated debt in two separate tranches of $3,000,000 ("Tranche A") and $2,000,000 ("Tranche B"). In return for providing the subordinated debt, the Trust was granted Warrants to purchase 1,000,000 shares of common stock, at a purchase price of $2.85 per share for Tranche A and 667,000 shares of common stock, at a purchase price of $2.25 per share, for Tranche B. In addition, Tranche A, plus the interest on Tranche A, is convertible into common stock of the Company at a price of $2.28 per share, and Tranche B, plus the interest on Tranche B, is convertible into common stock of the Company at a price of $1.80 per share. The subordinated debt warrants mature on December 20, 2006.

     On November 21, 2002, the Company entered into a success fee arrangement with its restructuring consultants AEG Partners which provides that the Company will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the consultants engagement pursuant to its consulting agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

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

 Quarterly Fluctuation of Results; Possible Volatility of Stock Price

     The Company's results of operations may vary from quarter to quarter due to a variety of factors including, but not limited to, the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for Company products, expenditures to comply with governmental requirements for manufacturing facilities, expenditures incurred to acquire and promote pharmaceutical products, changes in the Company's customer base, a customer's termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by the Company's competitors, loss of key personnel, changes in the mix of products sold by the Company, changes in sales and marketing expenditures, competitive pricing pressures, expenditures incurred to pursue or contest pending or threatened legal action and the Company's ability to meet its financial covenants. There can be no assurance that the Company will be successful in avoiding losses in any future period. Such fluctuations may result in volatility in the price of the Company's Common Stock.

 Relationships with Other Entities; Conflicts of Interest

     Mr. John N. Kapoor, Ph.D., the Company's current Chairman of the Board and Chief Executive Officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with the Company. The Company also owes EJ Financial $18,000 in consulting fees for each of 2002 and 2001, as well as expense reimbursements of approximately $2,000 and $182,000 for 2002 and 2001, respectively. Further, the John N. Kapoor Trust has loaned the Company $5,000,000 resulting in Dr. Kapoor effectively becoming a major creditor of the Company as well as a major shareholder. See "Financial Condition and Liquidity." Potential conflicts of interest could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002. The adoption of this new standard did not have an effect on the Company's financial statements as no impairments were recognized upon adoption.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have a significant effect on the financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of this standard did not have a material effect on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure requirements are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN 45 will not have an impact on its financial condition, results of operations or cash flows.

     In January 2003 the FASB issued Interpretation No. 46. ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has determined that FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure involves three debt instruments. The Credit Agreement and the subordinated convertible debentures issued to the John
N. Kapoor Trust bear the same interest rate, which fluctuates at Prime plus 300 basis points. The promissory note issued to NeoPharm, Inc. ("NeoPharm") bears interest at an initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. All of the Company's remaining long-term debt is at fixed interest rates. Management estimates that a change of 100 basis points in its variable rate debt from the interest rates in effect at December 31, 2002 would result in a $439,000 change in annual interest expense.

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

     The fair value of the debt obligations approximated the recorded value as of December 31, 2002. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,649,000, would be lower than the current carrying value of $3,250,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in Part II, Item 8 of this Form 10-K/A.

INDEX:
Independent Auditors' Report................................    38
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    39
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................    40
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............    41
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................    42
Notes to Consolidated Financial Statements..................    43

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Akorn, Inc.:

     We have audited the accompanying consolidated financial statements of Akorn, Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, as listed in the Index at Item 8. Our audits also included the financial statement schedule listed in the Index at Item 15(a).2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's losses from operations in recent years, working capital deficiency as of December 31, 2002, the need to refinance or extend its debt on a long-term basis and the need to successfully resolve the ongoing governmental proceedings, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Chicago, Illinois
May 9, 2003

                                  AKORN, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2002      2001
                                                              --------   -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    364   $ 5,355
  Trade accounts receivable (less allowance for doubtful
     accounts of $1,200 and $3,706 at December 31, 2002 and
     2001, respectively)....................................     1,421     5,902
  Inventory.................................................    10,401     8,135
  Deferred income taxes.....................................        --     2,069
  Income taxes recoverable..................................       670     6,540
  Prepaid expenses and other current assets.................       383       579
                                                              --------   -------
     TOTAL CURRENT ASSETS...................................    13,239    28,580
OTHER ASSETS
  Intangibles, net..........................................    14,142    18,485
  Deferred income taxes.....................................        --     3,850
  Investment in Novadaq Technologies........................       713        --
  Other.....................................................       130       113
                                                              --------   -------
     TOTAL OTHER ASSETS.....................................    14,985    22,448
PROPERTY, PLANT AND EQUIPMENT, NET..........................    35,314    33,518
                                                              --------   -------
     TOTAL ASSETS...........................................  $ 63,538   $84,546
                                                              ========   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current installments of long-term debt....................  $ 35,859   $45,072
  Trade accounts payable....................................     5,756     3,035
  Accrued compensation......................................       836       760
  Accrued expenses and other liabilities....................     1,352     4,070
                                                              --------   -------
     TOTAL CURRENT LIABILITIES..............................    43,803    52,937
Long-term debt..............................................     7,799     7,574
Other long-term liabilities.................................       584       205
     TOTAL LIABILITIES......................................    52,186    60,716
                                                              --------   -------
COMMITMENTS AND CONTINGENCIES (Notes C, H and M)
SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value -- authorized 5,000,000
     shares; none issued
  Common stock, no par value -- authorized 40,000,000
     shares; issued and outstanding 19,656,582 and
     19,247,299 shares at December 31, 2002 and 2001,
     respectively...........................................    26,866    26,392
  Accumulated deficit.......................................   (15,514)   (2,562)
                                                              --------   -------
     TOTAL SHAREHOLDERS' EQUITY.............................    11,352    23,830
                                                              --------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 63,538   $84,546
                                                              ========   =======

See notes to the consolidated financial statements.

                                  AKORN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
Revenues....................................................  $ 51,419   $ 41,545   $66,221
Cost of sales...............................................    30,882     35,147    38,090
                                                              --------   --------   -------
  GROSS PROFIT..............................................    20,537      6,398    28,131
Selling, general and administrative expenses................    20,860     18,900    16,084
Provision (recovery) for bad debts..........................       (55)     4,480     8,127
Amortization of intangibles.................................     1,411      1,494     1,519
Research and development expenses...........................     1,886      2,598     4,132
                                                              --------   --------   -------
                                                                24,102     27,472    29,862
                                                              --------   --------   -------
  OPERATING LOSS............................................    (3,565)   (21,074)   (1,731)
Interest and other income (expense):
  Interest expense..........................................    (3,150)    (3,768)   (2,400)
  Other income (expense), net...............................         2        (84)      117
                                                              --------   --------   -------
                                                                (3,148)    (3,852)   (2,283)
                                                              --------   --------   -------
LOSS BEFORE INCOME TAXES....................................    (6,713)   (24,926)   (4,014)
Income tax (benefit) provision..............................     6,239     (9,780)   (1,600)
                                                              --------   --------   -------
  NET LOSS..................................................  $(12,952)  $(15,146)  $(2,414)
                                                              ========   ========   =======
  NET LOSS PER SHARE:
     BASIC..................................................  $  (0.66)  $  (0.78)  $ (0.13)
                                                              ========   ========   =======
     DILUTED................................................  $  (0.66)  $  (0.78)  $ (0.13)
                                                              ========   ========   =======
  SHARES USED IN COMPUTING NET LOSS PER SHARE:
     BASIC..................................................    19,589     19,337    19,030
                                                              ========   ========   =======
     DILUTED................................................    19,589     19,337    19,030
                                                              ========   ========   =======

See notes to the consolidated financial statements.

                                  AKORN, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                            RETAINED
                                                         COMMON STOCK       EARNINGS
                                                       ----------------   (ACCUMULATED
                                                       SHARES   AMOUNT      DEFICIT)      TOTAL
                                                       ------   -------   ------------   -------
Balances at January 1, 2000..........................  18,651   $19,392     $ 14,998     $34,390
Net loss.............................................      --        --       (2,414)     (2,414)
Exercise of stock options............................     576     3,105           --       3,105
Shares issued in connection with the employee stock
  purchase plan......................................      20       150           --         150
                                                       ------   -------     --------     -------
Balances at December 31, 2000........................  19,247    22,647       12,584      35,231
Net loss.............................................      --        --      (15,146)    (15,146)
Warrants issued in connection with convertible
  debentures.........................................      --     1,516           --       1,516
Intrinsic value of conversion feature in connection
  with the issuance of convertible debentures........      --     1,508           --       1,508
Exercise of stock options............................     175       583           --         583
Shares issued in connection with the employee stock
  purchase plan......................................      44       138           --         138
                                                       ------   -------     --------     -------
Balances at December 31, 2001........................  19,466    26,392       (2,562)     23,830
Net loss.............................................                        (12,952)    (12,952)
Intrinsic value of conversion feature in connection
  with the issuance of convertible debentures........      --       114           --         114
Exercise of stock options............................      92       253           --         253
Shares issued in connection with the employee stock
  purchase plan......................................      99       107           --         107
                                                       ------   -------     --------     -------
Balances at December 31, 2002........................  19,657   $26,866     $(15,514)    $11,352
                                                       ======   =======     ========     =======

See notes to the consolidated financial statements.

                                  AKORN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(12,952)  $(15,146)  $ (2,414)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................     4,510      4,286      3,539
     Impairment of long-lived assets........................     2,362      2,132         --
     Loss (gain) on disposal of intangible/fixed assets.....       (23)        78         --
     Deferred income taxes..................................     5,919     (2,813)    (3,675)
     Amortization of debt discount..........................       519        431         --
     Changes in operating assets and liabilities:
       Accounts receivable..................................     4,481     10,722      1,071
       Income taxes recoverable.............................     5,870     (6,540)        --
       Inventory, prepaid expenses and other assets.........    (2,087)     6,351      2,173
       Trade accounts payable, accrued expenses and other
          liabilities.......................................       758        611        718
       Income taxes payable.................................        --       (556)    (1,050)
                                                              --------   --------   --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........     9,357       (444)       362
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................     (5440)    (3,626)   (15,239)
Proceeds received for intangible asset......................       125         --         --
Purchase of product intangibles and product licensing
  fees......................................................                 (500)    (2,449)
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................    (5,315)    (4,126)   (17,688)
FINANCING ACTIVITIES
Proceeds from exercise of stock options.....................       474        721      3,255
Repayments of long-term debt................................   (11,994)    (1,153)   (22,206)
Proceeds from issuance of long-term debt....................     2,487      8,034     37,100
Proceeds from issuance of stock warrants....................                1,516         --
Principal payments under capital lease obligations..........                   --        (41)
                                                              --------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    (9,033)     9,118     18,108
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (4,991)     4,548        782
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     5,355        807         25
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    364   $  5,355   $    807
                                                              ========   ========   ========

See notes to the consolidated financial statements.

                                  AKORN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business: Akorn, Inc. ("Akorn" or the "Company") manufactures and markets diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies.

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

     Basis of Presentation: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses from operations in 2002, 2001 and 2000 of $3.6 million, $21.1 million and $1.7 million, respectively, and has a working capital deficiency of $30.6 million as of December 31, 2002.

     As described more fully herein, the Company has had three consecutive years of operating losses, is in default under its existing credit agreement and is a party to governmental proceedings and potential claims by the Food and Drug Administration ("FDA") that could have a material adverse effect on the Company. Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lenders, is working with the FDA to favorably resolve such proceeding, has appointed a new interim chief executive officer and implemented other management changes and has taken steps to return to profitability, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (i) continue to finance its current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing governmental proceeding with the FDA and (iv) ultimately refinance its senior bank debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

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

     The Company is also a party to a governmental proceeding by the FDA (See Note M -- "Commitments and Contingencies"). While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.

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

     Revenue Recognition: The Company recognizes product sales for its ophthalmic and injectable business segments upon the shipment of goods for customers whose terms are FOB shipping point. The Company has several customers whose terms are FOB destination point and recognizes revenue upon delivery of the product to these customers. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable. Provision for estimated chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

     The Contract Services segment, which produces products for third party customers, based upon their specification, at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

     Royalty revenue is recognized in the period to which such revenue relates based upon when the Company receives notification (monthly or quarterly) from the counterparty that such counterparty has sold product for which Akorn is entitled to a royalty.

     The Company adopted Emerging Issues Task Force Abstract ("EITF") No. 01-9 as of January 1, 2002 and now presents the cost related to group purchasing organization administration fees as a reduction of revenue as opposed to selling, general and administrative expenses. 2001 and 2000 amounts have been reclassified to conform with that of the 2002 presentation. In 2002, 2001, and 2000 these costs amounted to $848,000, $703,000 and $706,000, respectively.

     Cash Equivalents: The Company considers all highly liquid investments with maturity of three months or less, when purchased, to be cash equivalents.

     Accounts Receivable: The nature of the Company's business inherently involves, in the ordinary course, significant amounts and substantial volumes of accounting activity (i.e., transactions and estimates) relating to allowances for product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company's wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company's accounts receivable. The process of claiming these deductions depends on wholesalers reporting to Akorn the amount of deductions that were earned under the respective terms with end-user customers (which in turn depends on which end-user customer, with different pricing arrangements might be entitled to a particular deduction). This process can lead to "partial payments" against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

     The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the years ended

December 31, 2002, 2001 and 2000, the Company recorded chargeback and rebate expense of $15,418,000, $28,655,000, and $29,558,000, respectively. The allowance for chargebacks and rebates was $4,302,000 and $4,190,000 as of December 31, 2002 and 2001.

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

     Allowance for Product Returns: The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. Actual returns processed can vary materially from period to period. For the years ended December 31, 2002, 2001, and 2000 the Company recorded a provision for product returns of $2,574,000, $4,103,000, and $1,159,000, respectively. The allowance for potential product returns was $1,166,000 and $548,000 at December 31, 2002 and 2001, respectively.

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

     Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable. For the years ended December 31, 2002, 2001 and 2000, the Company recorded a provision (recovery) for doubtful accounts of ($55,000), $4,480,000, and $8,127,000, respectively. The allowance for doubtful accounts was $1,200,000 and $3,706,000 as of December 31, 2002 and 2001,
respectively.

     In late 2000, the Company began reconciling and making collection attempts of certain outstanding and past-due receivables, primarily involving certain of its major customers (including wholesalers). The Company was confronted with customers unwilling to pay invoiced amounts without the Company meeting certain high levels of evidentiary support. The Company concluded it would be unable to collect these amounts from certain customers. As a result, the Company recorded bad debt expense of $7,520,000 during the fourth quarter of 2000. During the second quarter of 2001, the Company used then available information and recent experience to update its analysis and estimated that it needed to increase its allowance for doubtful accounts to $12,928,000 at June 30, 2001 from $8,321,000 at December 31, 2000. The expense for the three months ended June 30, 2001 was $4,610,000.

     Allowance for Discounts: The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the years ended December 31, 2002 and 2001, the Company recorded a provision for discounts of $1,014,000 and

$886,000, respectively. Prior to 2001, the Company did not grant discounts. The allowance for discounts was $172,000 and $143,000 and as of December 31, 2002 and 2001, respectively.

     Inventory: Inventory is stated at the lower of cost (average cost method) or market (see Note E -- "Inventory"). The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. The Company estimates the amount of inventory that may not be sold prior to its expiration. In 2001, upon obtaining the wholesaler's inventory reports, the Company learned that the wholesalers had greater levels of on-hand inventory than had been previously estimated. This provided the Company with greater insight as to the potentially lower buying patterns of the wholesalers than had been previously forecasted and contemplated in estimating the levels of inventory in assessing the adequacy of the allowance. For the years ended December 31, 2002, 2001 and 2000, the Company recorded a provision for inventory obsolescence of $838,000, $1,830,000, and $3,983,000, respectively. The allowance for inventory obsolescence was $1,206,000 and $1,845,000 as of December 31, 2002 and 2001, respectively.

     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 2002 and 2001 was $8,543,000 and $7,132,000, respectively. The
Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. In 2002, the Company recorded impairment charges on certain intangible assets (see Note Q -- "Asset Impairment Charges"). A summary of the Company's acquired amortizable intangible assets as of December 31, 2002 is as follows (in thousands):

                                                                   AS OF DECEMBER 31, 2002
                                                         --------------------------------------------
                                                         GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                             AMOUNT       AMORTIZATION      AMOUNT
                                                         --------------   ------------   ------------
Product Licenses.......................................     $22,685          $8,543        $14,142

     The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2007 will be as follows (in thousands):

For the year ended 12/31/03.................................    $1,397
For the year ended 12/31/04.................................     1,382
For the year ended 12/31/05.................................     1,335
For the year ended 12/31/06.................................     1,282
For the year ended 12/31/07.................................     1,282

     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives. The average estimated service lives of buildings, leasehold improvements, furniture and equipment, and automobiles are approximately 30, 10, 10, and 5 years, respectively.

     Net Loss Per Common Share: Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net income loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.

     The following table shows basic and diluted earnings per share computations for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share information):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                                ----       ----      ----
Net loss per share -- basic:
  Net loss..................................................  $(12,952)  $(15,146)  $(2,414)
  Weighted average number of shares outstanding.............    19,567     19,337    19,030
Net loss per share -- basic.................................  $  (0.66)  $  (0.78)  $ (0.13)
                                                              ========   ========   =======
Net loss per share -- diluted:
  Net loss..................................................  $(12,952)  $(15,146)  $(2,414)
  Net loss adjustment for interest on convertible Debt......                   --        --
                                                              --------   --------   -------
  Net income loss, as adjusted..............................  $(12,952)  $(15,146)  $(2,414)
                                                              ========   ========   =======
  Weighted average number of shares outstanding.............    19,589     19,337    19,030
  Additional shares assuming conversion of convertible debt
     and convertible interest on debt(1)....................        --         --        --
  Additional shares assuming conversion of warrants(2)......        --         --        --
  Additional shares assuming conversion of options(3).......        --         --        --
                                                              --------   --------   -------
  Weighted average number of shares outstanding, as
     Adjusted...............................................    19,589     19,337    19,030
                                                              ========   ========   =======
Net income loss per share -- diluted........................  $  (0.66)  $  (0.78)  $ (0.13)
                                                              ========   ========   =======

---------------
(1) For 2002 and 2001, debt and interest convertible into 2,572 and 2,519 shares of common stock respectively, was excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

(2) For 2002 and 2001, warrants to purchase 1,667 shares of common stock were excluded from the computation of diluted earnings per share, as the inclusion of such shares would be antidilutive.

(3) For 2002, 2001 and 2000, options to purchase 3,289, 3,226 and 1,827 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as the inclusion of such shares would be antidilutive.

     Stock Based Compensation: The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The Company account s for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for the stock option awards to employees, since the exercise price of the options granted is equal to the market value on the date of the grant. See Note I -- "Stock Options and Employee Stock Purchase Plan".

     Income Taxes: The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon its above analysis, beginning with the September 30, 2002 deferred tax assets, the Company established a valuation allowance to reduce the deferred tax assets to zero. The expense of $9.2 million related to establishing the deferred tax assets valuation allowance has been recorded in the income tax provision (benefit).

     Fair Value of Financial Instruments: The Company's financial instruments include cash, accounts receivable, accounts payable and term debt. The fair values of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,649,000, would be lower than the current carrying value of $3,250,000.

     Reclassifications: Certain prior year amounts have been reclassified to conform to 2002 presentation.

NOTE B -- NONCASH TRANSACTIONS

     In July 2001, the Company amended a license agreement with The Johns Hopkins University, Applied Physics Laboratory ("JHU/APL") (See "Note
C -- Product and Other Acquisitions"). As part of that amendment, the Company delivered research and development equipment in lieu of a $100,000 payment. The Company recorded a gain of $51,000 upon transfer of the equipment.

     In the first quarter of 2002, the Company received an equity ownership in Novadaq Technologies, Inc., ("Novadaq"), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq (See Note M -- "Commitments and Contingencies"). The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq Technologies, Inc. The Company has determined this investment should be valued using the cost method as described in Accounting Principles Board Opinion ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock."

     In the fourth quarter of 2002, the Company learned that JHU/APL had licensed its two patents related to AMD (see Note M -- "Commitments and Contingencies") to Novadaq. Pursuant to the settlement with JHU/APL, the Company is entitled to 20% of all equity received by JHU/APL from any license of the patent rights. Therefore, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in the fourth quarter of 2002.

NOTE C -- PRODUCT AND OTHER ACQUISITIONS

     In April 2000, the Company entered into a worldwide license agreement with JHU/APL. This license provided the Company exclusive rights to two patents covering the methodology and instrumentation for a method of treating age-related macular degeneration. Upon signing the agreement, the Company made an initial payment under the agreement of $1,484,500. In July 2001, this license agreement was amended such that the Company relinquished the international rights to the two patents in exchange for a reduced financial obligation. The Company retained the exclusive rights in the United States of America. Future payments of $600,000 were required under terms of the amendment. The Company subsequently relinquished its rights to these patents and recorded an impairment charge of $1,559,500 in the second quarter of 2002. See "Note M -- Commitments and Contingencies".

NOTE D -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts for the periods indicated is as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              -------   -------   ------
Balance at beginning of year................................  $ 3,706   $ 8,321   $  226
Provision (recovery) for bad debts..........................      (55)    4,480    8,127
Accounts written off........................................   (2,451)   (9,095)     (32)
                                                              -------   -------   ------
Balance at end of year......................................  $ 1,200   $ 3,706   $8,321
                                                              =======   =======   ======

NOTE E -- INVENTORY

     The components of inventory are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
Finished goods..............................................  $ 3,460   $2,906
Work in process.............................................    1,877    1,082
Raw materials and supplies..................................    5,064    4,147
                                                              -------   ------
                                                              $10,401   $8,135
                                                              =======   ======

     Inventory at December 31, 2002 and 2001 is reported net of reserves for slow-moving, unsalable and obsolete items of $1,206,000 and $1,845,000, respectively.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $    396   $    396
Buildings and leasehold improvements........................     8,890      8,208
Furniture and equipment.....................................    27,390     25,724
Automobiles.................................................        55         55
                                                              --------   --------
                                                                36,731     34,383
Accumulated depreciation....................................   (19,236)   (16,440)
                                                              --------   --------
                                                                17,495     17,943
Construction in progress....................................    17,819     15,575
                                                              --------   --------
                                                              $ 35,314   $ 33,518
                                                              ========   ========

     Construction in progress represents capital expenditures principally related to the Company's lyophilization project that will enable the Company to perform processes in-house, which are currently being performed by a sub-contractor. The Company capitalized interest expense related to the lyophilization project of $1,150,000 and $1,111,000 in 2002 and 2001, respectively. Subject to the Company's ability to refinance its senior debt and obtain new financing for future operations and capital expenditures, the Company anticipates completion of the lyophilization project in the second half of 2004. In the third quarter of 2002, the Company recorded a charge of $545,000 to write off abandoned construction projects and dispose of certain other fixed assets.

NOTE G -- FINANCING ARRANGEMENTS

     The Company's long-term debt consists of (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Credit Agreement with The Northern Trust Company............  $35,565   $44,800
Subordinated convertible debentures.........................    5,000     5,000
Mortgages payable secured by real property located in
  Decatur, Illinois.........................................    1,917     2,189
Promissory note to NeoPharm, Inc............................    3,250     3,250
                                                              -------   -------
                                                               45,732    55,239
Less unamortized discount on subordinated convertible
  debentures................................................    2,074     2,593
Less current portion........................................   35,859    45,072
                                                              -------   -------
Long-term debt..............................................  $ 7,799   $ 7,574
                                                              -------   -------

     Maturities of debt are as follows (in thousands):

Year ending December 31:
2003........................................................  $35,859
2004........................................................      316
2005........................................................      340
2006........................................................    8,616
2007........................................................      394
Thereafter..................................................      207
                                                              -------
  Total.....................................................  $45,732
                                                              =======

     In December 1997, the Company entered into a $15,000,000 revolving Credit Agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries and contains a number of restrictive covenants. There were outstanding borrowings of $35,565,000 and $44,800,000 at December 31, 2002 and 2001,
respectively. The interest rate as of December 31, 2002 was 7.25%.

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

     On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement") and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement requires that, except for existing defaults, the Company continue to comply with all of the covenants in the Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders.

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

     The Company is also a party to governmental proceedings by the FDA (See Note M -- "Commitments and Contingencies"). While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.

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

NOTE H -- LEASING ARRANGEMENTS

     The Company leased certain equipment under capital lease arrangements that expired in 2000. Depreciation expense provided on these assets was $109,000 for the year ended December 31, 2000.

     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $1,838,000, $1,841,000, and $1,159,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases (in thousands):

Year ending December, 31
2003........................................................   $1,524
2004........................................................    1,469
2005........................................................    1,479
2006........................................................    1,985
2007 and thereafter.........................................      871
                                                               ------
Total.......................................................   $7,328
                                                               ======

     The Company currently sublets portions of its leased space. Rental income under these subleases was $55,000, $56,000 and $227,000 in 2002, 2001 and 2000,
respectively.

NOTE I -- STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     Under the 1988 Incentive Compensation Program (the "Incentive Program") any officer or key employee of the Company is eligible to receive options as designated by the Company's Board of Directors. As of December 31, 2002, 4,600,000 shares of the Company's Common Stock are reserved for issuance under the Incentive Program. The exercise price of the options granted under the Incentive Program may not be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended

December 31, 2002, 2001 and 2000 have exercise prices equivalent to the market value of the Company's Common Stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years.

     Under the 1991 Stock Option Plan for Directors (the "Directors' Plan"), which expired in December 2001, persons elected as directors of the Company were granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. As of December 31, 2002, 500,000 shares of the Company's Common Stock are reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan vest immediately and expire five years from the date of grant.

     A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and changes during the years ended December 31, 2002, 2001 and 2000 is presented below (shares in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                       2002                  2001                  2000
                                                ------------------    ------------------    ------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                          EXERCISE              EXERCISE              EXERCISE
                                                SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                ------    --------    ------    --------    ------    --------
Outstanding at beginning of period..........    3,226      $3.72      1,827      $4.78      1,901      $3.64
Granted.....................................    1,131      $2.23      2,039      $3.05        644      $6.80
Exercised...................................      (92)     $2.19       (175)     $2.48       (576)     $3.14
Expired/Canceled............................     (976)     $4.82       (465)     $5.40       (142)     $5.30
                                                -----                 -----                 -----
Outstanding at end of period................    3,289      $2.93      3,226      $3.72      1,827      $4.78
                                                =====                 =====                 =====
Options exercisable at end of period........    1,940      $3.10      1,735      $3.92      1,054      $4.08
Options available for future grant..........    1,349                 1,660                 1,234
Weighted average fair value of options
  granted during the period.................               $1.56                 $2.02                 $5.17

     The fair value of each option granted during the year ended December 31, 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 86%, (iii) risk-free interest rate of 4.4% and (iv) expected life of 5 years.

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

     The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                            ----------------------------------------------------    ----------------------------------
                               NUMBER                                                   NUMBER
                            OUTSTANDING     WEIGHTED AVERAGE                        EXERCISABLE AT
                            DECEMBER 31,       REMAINING        WEIGHTED AVERAGE     DECEMBER 31,     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES        2002        CONTRACTUAL LIFE     EXERCISE PRICE          2002          EXERCISE PRICE
------------------------    ------------    ----------------    ----------------    --------------    ----------------
$0.70 -- $1.00..........         208           4.6 years             $0.98                 52              $0.98
$1.20 -- $1.25..........         392           4.7 years             $1.20                 98              $1.20
$1.74 -- $2.24..........         268           3.4 years             $2.05                254              $2.05
$2.25 -- $2.99..........       1,070           3.4 years             $2.32                785              $2.32
$3.00 -- $4.00..........         765           4.0 years             $3.48                331              $3.48
$4.06 -- $4.82..........         169           1.2 years             $4.26                159              $4.24
$5.00 -- $5.57..........         223           2.9 years             $5.35                128              $5.38
$6.06 -- $6.25..........          93           2.2 years             $6.23                 67              $6.24
$7.71 -- $8.38..........          50           1.2 years             $7.96                 41              $7.99
$9.31 -- $11.88.........          30           2.5 years             $9.93                 25              $9.85
                               -----                                                    -----
                               3,289                                                    1,940
                               =====                                                    =====

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

     Had compensation cost for the Company's stock-based compensation plans been determined based on SFAS No. 123, the Company's loss and net income loss per share for the years ended December 31, 2002, 2001 and 2000 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                            2002            2001           2000
                                                        ------------    ------------    -----------
Net Loss, as reported...............................    $(12,952,000)   $(15,146,000)   $(2,414,000)
Add stock based employee compensation expense,
  included in reported net loss, net of tax.........              --              --             --
Deduct total stock-based employee compensation
  expense determined under fair-value-based method
  for all rewards, net of tax.......................    $ (1,665,000)   $ (1,754,000)   $(1,766,000)
Pro forma net loss..................................    $(14,617,000)   $(16,900,000)   $(4,180,000)
Basic and diluted loss per share of common stock
  As reported.......................................    $      (0.66)   $      (0.78)   $     (0.13)
                                                        ============    ============    ===========
  Pro forma.........................................    $      (0.75)   $      (0.87)   $     (0.22)
                                                        ============    ============    ===========

     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company's common stock may be acquired under the terms of the Plan. Purchases of shares issued from treasury stock approximated 7,000 shares during the year ended December 31, 1999. New shares issued under the plan approximated 99,267 in 2002, 44,000 in 2001 and 20,000 in 2000.

NOTE J -- INCOME TAXES

     The income tax provision (benefit) consisted of the following (in thousands):

                                                                CURRENT    DEFERRED     TOTAL
                                                                -------    --------    -------
Year ended December 31, 2002
  Federal...................................................    $  (293)   $ 3,585     $ 3,292
  State.....................................................        613      2,334       2,947
                                                                -------    -------     -------
                                                                $   320    $ 5,919     $ 6,239
                                                                =======    =======     =======
Year ended December 31, 2001
  Federal...................................................    $(6,714)   $  (746)    $(7,460)
  State.....................................................       (253)    (2,067)     (2,320)
                                                                -------    -------     -------
                                                                $(6,967)   $(2,813)    $(9,780)
                                                                =======    =======     =======
Year ended December 31, 2000
  Federal...................................................    $ 1,680    $(3,186)    $(1,506)
  State.....................................................        395       (489)        (94)
                                                                -------    -------     -------
                                                                $ 2,075    $(3,675)    $(1,600)
                                                                =======    =======     =======

     Income tax expense (benefit) differs from the "expected" tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2002       2001       2000
                                                                -------    -------    -------
Computed "expected" tax expense (benefit)...................    $(2,283)   $(8,475)   $(1,365)
Change in income taxes resulting from:
  State income taxes, net of federal income tax.............       (323)    (1,245)      (185)
  Valuation allowance change................................      9,216         --         --
  Other, net................................................       (371)       (60)       (50)
                                                                -------    -------    -------
Income tax expense (benefit)................................    $ 6,239    $(9,780)   $(1,600)
                                                                =======    =======    =======

     Deferred tax assets at December 31, 2002 and 2001 include (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2002            2001
                                                                ------------    ------------
Deferred tax assets:
  Other accrued expenses....................................      $   469         $ 2,537
  Intangible assets.........................................          490             525
  Net operating loss carry forwards.........................        9,295           5,052
  Other.....................................................        2,431             571
                                                                  -------         -------
                                                                  $12,685         $ 8,685
                                                                  -------         -------
  Valuation allowance.......................................       (9,216)             --
                                                                  -------         -------
                                                                  $ 3,469         $ 8,685
Deferred tax liabilities:
  Property, plant and equipment, net........................       (2,669)         (2,593)
  Intangible assets.........................................           --             (15)
  Other.....................................................         (800)           (158)
                                                                  -------         -------
                                                                  $(3,469)        $(2,766)
                                                                  -------         -------
Net.........................................................      $     0         $ 5,919
                                                                  =======         =======

     The deferred taxes are classified in the accompanying balance sheets as follows (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2002            2001
                                                                ------------    ------------
Deferred tax asset -- current...............................         $0            $2,069
Deferred tax asset -- noncurrent............................          0             3,850
                                                                     --            ------
                                                                     $0            $5,919
                                                                     ==            ======

     The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon its above analysis, beginning with the September 30, 2002 deferred tax assets, the Company established a valuation allowance to reduce the deferred tax assets to zero. The expense of $9.2 million related to establishing the deferred tax assets valuation allowance has been recorded in the income tax provision (benefit). The Company's net operating loss carry forwards expire in 2021.

NOTE K -- RETIREMENT PLAN

     All employees who have attained the age of 21 are eligible for participation in the Company's 401(k) Plan. The plan-related expense recognized for the years ended December 31, 2002, 2001 and 2000 totaled $242,000, $234,000 and $285,000, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

NOTE L -- SEGMENT INFORMATION

     The Company classifies its operations into three business segments, Ophthalmic, Injectable and Contract Services. The Ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The Injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. The Contract Services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company's basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

     Selected financial information by industry segment is presented below (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
Revenues
Ophthalmic.............................................  $29,579   $ 16,936   $27,713
Injectable.............................................   12,977      9,663    24,998
Contract Services......................................    8,863     14,946    13,510
                                                         -------   --------   -------
     Total revenues....................................  $51,419   $ 41,545   $66,221
                                                         =======   ========   =======
Gross profit
Ophthalmic.............................................  $13,917   $   (751)  $ 8,743
Injectable.............................................    5,955      2,739    16,089
Contract Services......................................      665      4,410     3,299
                                                         -------   --------   -------
     Total gross profit................................   20,537      6,398    28,131
Operating expenses.....................................   24,102     27,472    29,862
                                                         -------   --------   -------
     Total operating loss..............................   (3,565)   (21,074)   (1,731)
Interest and other expense, net........................   (3,148)    (3,852)   (2,283)
                                                         -------   --------   -------
Loss before income taxes...............................  $(6,713)  $(24,926)  $(4,014)
                                                         =======   ========   =======

     The Company manages its business segments to the gross profit level and manages its operating costs on a company-wide basis. The Company does not identify assets by segment for internal purposes.

NOTE M -- COMMITMENTS AND CONTINGENCIES

     On March 27, 2002, the Company received a letter informing it that the staff of the SEC's regional office in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The Company had originally recorded a $7.5 million increase to the allowance for doubtful accounts in its quarter ended March 31, 2001. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivables. The Company also learned that certain of its former officers, as well as a current employee had received similar notifications. Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001. See Note S -- "Subsequent Events".

     The Company was party to a License Agreement with JHU/APL effective April 26, 2000, and amended effective July 15, 2001 (See Note C -- "Product and Other Acquisitions"). Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against

JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the License Agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute discussed above, the Company recorded an asset impairment charge of $1,559,500 in the second quarter of 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

     In the fourth quarter of 2002, the Company learned that JHU/APL had licensed their two patents related to AMD to Novadaq Technologies, Inc. ("Novadaq"). In connection with the settlement of a prior dispute with Novadaq in January 2002 (as discussed below), the Company had previously acquired an equity interest in Novadaq. Pursuant to the settlement with JHU/APL, the Company is entitled to 20% of all equity received by JHU/APL from any license of the patent rights. Therefore, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in the fourth quarter of 2002.

     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the Company and responsible individuals. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements, including cleaning validations and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided a progress report to the FDA on April 15 and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.

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

     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company's senior debt or could cause the Company's senior lenders to refuse further extensions of the Company's senior debt any or all of which, would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Condition and Liquidity".

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

     On August 9, 2001, the Company was served with a Complaint, which had been filed on August 8, 2001 in the United States District Court for The Northern District of Illinois, Eastern Division. The suit named the Company as well as Mr. Floyd Benjamin, the former president and chief executive officer of the Company, and Dr. John N. Kapoor, the Company's current chairman of the board and the then interim chief executive officer, as defendants. The suit, which was filed by Michelle Golumbski, individually, and on behalf of all others similarly situated, alleged various violations of the federal securities laws in connection with the Company's public statements and filings with the SEC during the period from February 20, 2001 through May 22, 2001. The plaintiff subsequently voluntarily dismissed her claims against Akorn, Inc., Mr. Floyd Benjamin and Dr. John N. Kapoor, and, in exchange for the Company's consent to this voluntary dismissal, also provided, through counsel, a written statement that the plaintiff would not reassert her claims against any of the defendants in any subsequent actions. The Company did not provide the plaintiff with any compensation in consideration for this voluntary dismissal.

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

NOTE N -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Interest and taxes paid:
  Interest (net of amounts capitalized).....................  $3,150   $3,308   $2,596
  Income taxes..............................................     613       38    1,625
Noncash investing and financing activities:
  Intangible asset received in exchange for research
     equipment..............................................      --      100       --
  Reduction of liability in exchange for intangible asset...     300       --       --
  Investment in Novadaq received in exchange for intangible
     asset equipment........................................     713       --       --

NOTE O -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, was effective for the Company's fiscal 2001 financial statements and was adopted by the Company on January 1, 2001. Adoption of these standards did not have any effect on the Company's financial position or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure requirements are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN 45 did not have any effect on the Company's financial statements for fiscal 2002.

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

NOTE P -- CUSTOMER AND SUPPLIER CONCENTRATION

     A small number of wholesale drug distributors account for a large portion of the Company's revenues. In 2002, sales to three wholesale drug distributors accounted for 57% of total gross sales, 42% of total revenues and approximately 61% of gross trade receivables as of December 31, 2002. Two customers each have accounted for more than 10% of the Company's revenues during 2002. During 2001, two customers of the Company, AmeriSource Health Corporation and Bergen Brunswig Corporation completed a merger to form a new combined entity, AmerisourceBergen Corporation ("AmerisourceBergen"). This new merged customer accounts for approximately 22% of the Company's 2002 revenues. In 2002, the Company realized approximately 12% of its revenues from Cardinal Health, Inc. ("Cardinal"). Both Cardinal and AmerisourceBergen are distributors of the Company's products as well as a distributor of a broad range of health care products for many companies. Neither company is an end user of the Company's products. If sales to either AmerisourceBergen or Cardinal were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company's products either directly from the Company or from another distributor. The accounts receivable balance for AmerisourceBergen and Cardinal were approximately

28% and 27% of gross trade receivables, respectively, as of December 31, 2002. No single customer accounted for more than 10% of the Company's revenues during 2001. During 2000, the Company realized approximately 12% of its revenues from Cardinal. The accounts receivable balance for Cardinal was approximately 22% of gross trade receivables at December 31, 2000.

     No supplier of products accounted for more than 10% of the Company's purchases in 2002, 2001 or 2000. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for itself and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company's development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE Q -- ASSET IMPAIRMENT CHARGES

     In the third quarter of 2002, the Company recorded an impairment charge of $545,000 in selling, general and administration expenses, to write-off abandoned construction projects and dispose of certain other fixed assets.

     During the third quarter of 2002, the Company recorded an impairment charge of $257,000 related to the product license intangible assets for the products Sublimaze, Inapsine, Paradrine and Dry Eye test. The Company determined that projected profitability on the products was not sufficient to support the carrying value of the intangible asset. The recording of this charge reduced the carrying value of the intangible assets related to these product licenses to zero. The charge is reflected in the selling, general and administrative expense category of the consolidated statement of operations.

     In the second quarter of 2002, the Company settled a dispute with JHU/APL regarding a license agreement and the associated patent (See Note M -- "Commitments and Contingencies" in the notes to the consolidated financial statements) with a net carrying value of $1,559,500 which was written-off as an impaired intangible asset during the second quarter.

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

     The restructuring program costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and resulted in a charge to operations of approximately $1,117,000 consisting of severance costs of $398,000, lease costs of $625,000 and other costs of $94,000. At December 31, 2002, the amount remaining in the accruals for the restructuring program was approximately $40,000. Approximately $589,000 of the restructuring accrual was paid by December 31, 2001 ($181,000 severance, $314,000 lease costs, $94,000 other) and the remainder was paid by June 30, 2002, except for $176,000 in lease costs that continued through February of 2003.

NOTE S -- SUBSEQUENT EVENTS

     On February 27, 2003, the Company reached an agreement in principle with the staff of the SEC's regional office in Denver, Colorado, that would resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The Company has recently become aware of and informed the SEC staff of certain weaknesses in its internal controls, which it is in the process of addressing. It is uncertain at this time what effect that these actions will have on the agreement in principle currently pending with the SEC staff. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connections with this proceeding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Report on Form 8-K filed by the Company with the SEC on May 1, 2003 is hereby incorporated by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the directors and executive officers of the Company as of April 15, 2003. Each officer serves as such at the pleasure of the Board of Directors.

NAME                           AGE                   ARTICLE II. POSITION WITH THE COMPANY
----                           ---                   -------------------------------------
John N. Kapoor, Ph.D. .....    59     Director, Chairman of the Board
Arthur S. Przybyl..........    46     President and Interim Chief Executive Officer
Bernard J. Pothast.........    41     Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Daniel E. Bruhl, M.D. .....    60     Director
Doyle S. Gaw...............    71     Director
Jerry N. Ellis.............    65     Director
Ronald M. Johnson..........    57     Director

     Dr. Bruhl, Mr. Gaw and Mr. Ellis comprise Akorn's audit committee. Dr. Bruhl and Mr. Gaw comprise Akorn's compensation committee.

     John N. Kapoor, Ph.D. Dr. Kapoor has served as Chairman of the Board of the Company since May 1995 and from December 1991 to January 1993. Dr. Kapoor served as Chief Executive Officer of the Company from March 2001 to December 2002. Dr. Kapoor also served as acting Chairman of the Board of the Company from April 1993 to May 1995 and Chief Executive Officer of the Company from May 1996 to November 1998. Dr. Kapoor serves as Chairman of the Board of Option Care, Inc. (an infusion services and supplies company) and was Chief Executive Officer of Option Care, Inc. from August 1993 to April 1996. Dr. Kapoor is the president of E.J. Financial Enterprises, Inc. (a health care consulting and investment company) and has served as Chairman of the Board of NeoPharm, Inc. (a specialty pharmaceutical company) since July 1990. Dr. Kapoor is a director of First Horizon Pharmaceutical Corporation (a distributor of pharmaceuticals) and of Introgen Therapeutics, Inc. (a gene therapy company).

     Arthur S. Przybyl, Mr. Przybyl has served as interim Chief Executive Officer since February 2003, having served as President and Chief Operating Officer since September, 2002. Mr. Przybyl joined the company in August 2002 as senior vice president sales and marketing. Prior to joining Akorn, Mr. Przybyl served as president and chief executive officer for Hearing Innovations Inc., an innovative, start-up developer of medical devices for the profoundly deaf and tinnitus markets. Previous to that, he served as president and chief operating officer for Bioject, Inc., a NASDAQ company specializing in needle-free technology.

     Bernard J. Pothast. Mr. Pothast has served as Senior Vice President of the Company since June 2002 and Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since September 2001. From 1998 to 2001, he was Director of Financial Planning and Analysis of Moore North America (a business form printing company). From 1995 to 1998, Mr. Pothast was Director of Business Planning and Corporate Finance of GATX Corporation (a transportation and logistics company). From 1990 to 1995, he was Manager of Financial Reporting and Analysis for The Perseco Company (a packaging and logistics company). Mr. Pothast began his career at the public accounting firm of Ernst & Young. Mr. Pothast is also a director of Novadaq Technologies, Inc., a privately held research company.

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

     Ronald M. Johnson. Mr. Johnson was appointed by the Board of Directors to the Board as of March 22, 2003. Mr. Johnson is currently Executive Vice President of Quintiles Consulting, a company which provides consulting services to pharmaceutical, medical device, biologic and biotechnology industries in their efforts to meet the regulatory requirements of the FDA. Prior to joining Quintiles in 1997, Mr. Johnson spent thirty years with the FDA holding various senior level positions primarily in the compliance and enforcement areas.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During 2002, Mr. Przybyl and Mr. Pothast, both officers of the Company, failed to file timely with the SEC one Form 4 to report current transactions, as required by Section 16(a) of the Securities Exchange Act of 1934. All such transactions have been reported on amended statements or annual statements on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by the Company for services rendered during the years ended December 31, 2002, 2001 and 2000 to each person who, during 2002, served as the chief executive officer of the Company and to each other executive officer of the Company whose total annual salary and bonus for 2002 exceeded $100,000 (each a "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                           ANNUAL COMPENSATION                    SECURITIES
    NAME AND PRINCIPAL      --------------------------------------------------    UNDERLYING    ALL OTHER(1)
         POSITION                   TIME PERIOD             SALARY    BONUS(2)   OPTIONS/SARS   COMPENSATION
    ------------------              -----------             ------    --------   ------------   ------------
John N. Kapoor(3).........  Year ended December 31, 2002   $     --   $     --          --        $     --
  Chairman                  Year ended December 31, 2001      2,083         --     500,000              --
                            Year ended December 31, 2000     50,000         --       5,000              --
Arthur S. Przybyl(4)......  Year ended December 31, 2002     93,482         --     300,000           3,308
  President and Interim     Year ended December 31, 2001         --         --          --              --
  Chief Executive Officer   Year ended December 31, 2000         --         --          --              --
Antonio R. Pera(5)........  Year ended December 31, 2002    140,000         --      50,000         148,000
  Former President and      Year ended December 31, 2001    145,186         --     500,000          12,591
  Chief Operating Officer   Year ended December 31, 2000         --         --          --              --
Bernard J. Pothast(6).....  Year ended December 31, 2002    148,263         --     100,000              --
  Sr. Vice President,       Year ended December 31, 2001     39,094         --      75,000              --
  Chief Financial Officer,  Year ended December 31, 2000         --         --          --              --
  Secretary and Treasurer

---------------
(1) Represents contributions to the Company's Savings and Retirement Plan, except as indicated in notes (4), (5), (6) and (7).

(2) There were no executive officer bonuses awarded for 2002, 2001 or 2000.

(3) Dr. Kapoor currently serves as Chairman and served as Chief Executive Officer of the Company from March 2001 to December 2002. In lieu of a salary for 2001, the Company issued Dr. Kapoor options to purchase 500,000 shares of the Company's common stock. Dr. Kapoor was not paid a salary or granted options in 2002.

(4) Mr. Przybyl became President and Chief Operating Officer on September 23, 2002. His "Other Compensation" for 2002 includes $3,307 for auto allowance. Mr. Przybyl became Interim Chief Executive Officer on February 17, 2003.

(5) Mr. Pera became President and COO of the Company on June 4, 2001. Mr. Pera's "Other Compensation" for 2002 includes $140,000 for severance, $6,000 for auto allowance and $2,000 for Company sponsored life insurance. His "Other Compensation" for 2001 includes $7,000 for auto allowance and $4,486 for Company sponsored life insurance. Mr. Pera's employment with the Company terminated June 7, 2002.

(6) Mr. Pothast has been Chief Financial Officer, Secretary and Treasurer of the Company since September 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended December 31, 2002, including the potential realizable value over the five-year term of the options, based on assumed rates of stock appreciation of 5% and 10% of the market price of the underlying security on the date of grant, compounded annually. These assumed rates of appreciation comply with the rules of the SEC and do not represents Akorn's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of Akorn's common stock.

                                                                                       POTENTIAL REALIZABLE
                                       INDIVIDUAL GRANTS                                 VALUE AT ASSUMED
                                --------------------------------                      ANNUAL RATES OF STOCK
                                 NUMBER OF      PERCENT OF TOTAL                      PRICE APPRECIATION FOR
                                 SECURITIES       OPTIONS/SARS      EXERCISE               OPTION TERM
                                 UNDERLYING        GRANTED TO       OR BASE     ----------------------------------
                                OPTIONS/SARS      EMPLOYEES IN       PRICE      EXPIRATION
            NAME                GRANTED (#)       FISCAL YEAR        ($/SH)        DATE        5%($)       10%($)
            ----                ------------    ----------------    --------    ----------    --------    --------
Arthur S. Przybyl...........     175,000(1)            40%            1.00       8/05/07       223,349     281,839
                                 125,000(1)                           1.20       9/16/07       191,442     241,577
Antonio R. Pera.............      50,000(1)            40%            3.54       2/19/07       225,902     285,060
Bernard J. Pothast..........      25,000(1)            40%            3.54       2/19/07       112,901     142,530
                                  75,000(1)                           1.20       9/16/07       114,865     144,946

---------------
(1) Issued pursuant to the Amended and Restated 1988 Incentive Compensation Program.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                            NUMBER OF                VALUE OF
                                                                      SECURITIES UNDERLYING     UNEXERCISED IN-THE-
                                                                      UNEXERCISED OPTIONS/     MONEY OPTIONS/SARS AT
                                                                       SARS AT FY-END (#)          FY-END ($)(1)
                                       SHARES                         ---------------------    ---------------------
                                     ACQUIRED ON         VALUE            EXERCISABLE/             EXERCISABLE/
             NAME                   EXERCISE (#)      REALIZED ($)        UNEXERCISABLE            UNEXERCISABLE
             ----                  ---------------    ------------    ---------------------    ---------------------
John N. Kapoor.................         5,000           $20,475         383,438/250,000                --/  --
Antonio R. Pera................            --                --         550,000/  --                   --/  --
Arthur S. Przybyl..............            --                --          75,000/125,000            12,500/50,000
Bernard J. Pothast.............            --                --          62,500/112,500               938/ 3,750

---------------
(1) Value of Unexercised in-the-Money options calculated using the 12/31/02 closing price of $1.25.

EMPLOYMENT AGREEMENTS

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

     In September 2001, Mr. Pothast received and accepted an employment offer letter for the position of Vice President Finance and Chief Financial Officer of the Company. His letter provides for an annual salary of $135,000 (to be increased to $150,000 following the Company's first full quarter of positive operating income), a discretionary bonus of up to 30% of his base salary, a grant of options to purchase 75,000 shares of the Company's common stock, severance for six months of his base salary if he is terminated without cause, and other customary benefits for employees of the Company.

     In January 2003, Mr. Przybyl received and accepted an employment offer letter of the position of Interim Chief Executive Officer of the Company. His letter provides for an annual salary of $260,000, a discretionary bonus of up to 50% of his base salary, a grant of options to purchase 50,000 shares of the Company's common stock, severance for one year at his base salary if he is terminated without cause, and other customary benefits for employees of the Company. The Company currently has no other employment agreements in place. In connection with his serving as interim Chief Executive Officer of the Company, the Company has provided to Mr. Przybyl supplemental indemnity assurances with respect to any claims associated with his execution, filing and submission Chief Executive Officer Certifications of SEC reports for periods preceding his direct supervision of financial and accounting matters.

COMPENSATION COMMITTEE INTERLOCKS

     Dr. Bruhl and Mr. Gaw, who currently comprise the Compensation Committee, are each independent, non-employee directors of the Company. No executive officer of the Company served as a director or member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 2002.

COMPENSATION OF DIRECTORS

     Each director who is not a salaried officer of the Company receives a fee for his services as a director of $2,500 per regular meeting of the Board of Directors, $500 per telephone meeting and $500 per committee meeting, plus reimbursement of his expenses related to those services

     All directors of the Company participate in the Company's Stock Option Plan for Directors, pursuant to which each director of the Company is granted an option to acquire 5,000 shares of Company common stock on the day after each annual meeting of shareholders at which he is elected to serve as a director. Any director appointed between annual meetings is entitled to receive a pro rata portion of an option to acquire 5,000 shares. The Compensation Committee may, in its sole discretion, grant an option to purchase up to 100,000 shares to a person who is not already a director and who becomes a director at any time; no member of the Compensation Committee is eligible to be granted such an option and any director who has been granted such an option is not permitted to serve on the Compensation Committee for one year after such grant. Options granted under the plan vest immediately and expire five years from the date of grant. Upon joining the Board in 2001, Mr. Ellis was granted an option under the plan for 20,000 shares. The option exercise price for all options granted under the plan is the fair market value of the shares covered by the option at the time of the grant.

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

Salary

     Mr. Przybyl's salary for 2002 was fixed in his employment offer letter at an annual rate of $260,000. Mr. Pera's salary for 2002 and 2001 was fixed in his employment agreement.

Incentive Bonus

     Annual incentive compensation for executive officers during 2002, 2001 and 2000 was based on corporate earnings objectives as well as position-specific performance objectives. There were no performance bonuses granted to executive officers for 2002 or 2001.

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

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                Daniel E. Bruhl, M.D.               Doyle S. Gaw

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of April 28, 2003, the following persons were directors, nominees, Named Executive Officers (as defined in "Executive Compensation" above), or others with beneficial ownership of five percent or more of the Company's common stock. The information set forth below has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished to the Company or to the SEC by the persons listed. Unless otherwise noted the address of each of the following persons is 2500 Millbrook Drive, Buffalo Grove, Illinois 60089.

BENEFICIAL OWNER                                             SHARES BENEFICIALLY OWNED    PERCENT OF CLASS
----------------                                             -------------------------    ----------------
DIRECTORS AND NOMINEES
John N. Kapoor, Ph.D.....................................            9,198,146(1)              37.72%
Daniel E. Bruhl, M.D.....................................              316,767(2)               1.61%
Doyle S. Gaw.............................................              107,860(2)               0.55%
Jerry N. Ellis...........................................               20,000(2)               0.10%
Ronald M. Johnson........................................                   --(3)
NAMED EXECUTIVE OFFICERS
Arthur S. Przybyl........................................               94,947(4)               0.48%
Bernard J. Pothast.......................................               75,000(5)               0.38%
Directors and officers as a group (6 persons)............            9,812,720(6)              39.88%
OTHER BENEFICIAL OWNERS
Arjun C. Waney(7)........................................            1,918,500                  9.76%

---------------
(1) Of such 9,198,146 shares, (i) 851,800 are owned directly by the John N. Kapoor Trust dated September 20, 1989 (the "Trust") of which Dr. Kapoor is the sole trustee and beneficiary, (ii) 3,395,000 are owned by EJ financial/Akorn Management, L.P. of which Dr. Kapoor is managing general partner, (iii) 25,000 are owned directly by Dr. Kapoor, (iv) 63,000 are owned by a trust, the trustee of which is Dr. Kapoor's wife and the beneficiaries of which are their children, (v) 633,438 are issuable pursuant to options granted by the Company directly to Dr. Kapoor, (vii) 1,667,000 are issuable upon exercise of warrants issued to the John N. Kapoor Trust dated September 20, 1989, (viii) 2,426,900 are issuable upon the conversion of a convertible note held by the John N. Kapoor Trust dated September 20, 1989 and (ix) 376,658 are issuable upon the conversion of interest related to the convertible note held by the John N. Kapoor Trust dated September 20, 1989.

(2) The reported shares include options to purchase shares. The shares reported for Directors Bruhl, Gaw and Ellis include options to purchase 20,000, 20,000 and 20,000 shares, respectively. In addition, Dr. Bruhl's retirement plan holds 64,266 of the listed shares.

(3) Mr. Johnson was appointed to the Akorn board on March 22, 2003.

(4) Mr. Przybyl's shares reported include options to purchase 87,500 shares. These stock options represent presently exercisable options from three separate grants totaling 350,000 shares, each of which vest in four equal increments, one quarter on the grant date and one quarter for each of the next three successive anniversary dates.

(5) Mr. Pothast's shares reported include options to purchase 75,000 shares. These stock options represent presently exercisable options from three separate grants totaling 200,000 shares, each of which vest in four equal increments, one quarter on the grant date and one quarter for each of the next three successive anniversary dates.

(6) Of such 9,812,720 shares, 4,949,838 are not presently outstanding, but are issuable pursuant to option rights described in the preceding footnotes.

(7) Of such 1,918,500 shares, (i) 458,500 are owned by Argent Fund Management Ltd., a United Kingdom corporation having a mailing address of 67 Cheval Place, London SW7 1HP, U.K. ("Argent") for which Mr. Waney serves as Chairman and Managing Director and of which 51% is owned by Mr. Waney, (ii) 628,400 are owned by First Winchester Investments Ltd., a British Virgin Islands corporation having a mailing address of 8 Church Street, St. Helier, Jersey JE4 0SG, Channel Islands, which operates as an equity fund for investors unrelated to Mr. Waney and whose investments are directed by Argent, (iii) 506,000 are owned by Mr. Waney through certain Individual Retirement Accounts maintained in the United States, and (iv) 325,600 are owned directly by Mr. Waney and his spouse.

EQUITY COMPENSATION PLANS

 Equity Compensation Plans Approved by Stockholders.

     The stockholders have approved the Akorn, Inc. 1988 Incentive Compensation Program, under which any officer or key employee of the Company is eligible to receive stock options as designated by the Company's Board of Directors, and the Akorn, Inc. 1991 Stock Option (the "1991 Directors' Plan"), under which, prior to the Plan's expiration in December 2001, options were issuable to directors of the Company.

 Equity Compensation Plans not Approved by Stockholders.

     With the expiration of the 1991 Directors' Plan, the Board of Directors has approved, subject to obtaining stockholders' approval at the Company's next Annual Meeting, the Akorn, Inc. 2002 Stock Option Plan for Directors (the "2002 Directors' Plan"). The terms of the proposed plan are almost identical to the 1991 Director's Plan, with the following exceptions: (i) only independent Directors will be eligible to receive options under the proposed plan (versus all Directors under the 1991 plan) and (ii) Directors will receive annual grants of 15,000 shares of common stock which will vest over one year (versus 5,000 vesting over six months). Additionally, the number of shares authorized for the Director's plan will be increased from 500,000 shares to 1,000,000 shares.

     On November 21, 2002, the Company entered into a success fee arrangement with its restructuring consultants AEG Partners which provides that the Company will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the consultants engagement pursuant to its consulting agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

     Summary Table. The following table sets forth certain information as of December 31, 2002, with respect to compensation plans under which shares of Akorn common stock were issuable as of that date.

                                                                                          NUMBER OF SECURITIES
                                                                                     REMAINING AVAILABLE FOR FUTURE
                                 NUMBER OF SECURITIES TO                                  ISSUANCE UNDER EQUITY
                                 BE ISSUED UPON EXERCISE   WEIGHTED-AVERAGE PRICE          COMPENSATION PLANS
                                 OF OUTSTANDING OPTIONS,   OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                      WARRANTS AND RIGHT.       WARRANT AND RIGHTS           IN THE FIRST COLUMN)
-------------                    -----------------------   -----------------------   -------------------------------
Equity Compensation plans
approved by security
holders:.......................         2,087,625                  $3.9816                      2,052,751
Equity Compensation plans not
approved by security
holders:.......................           623,750                  $1.2892                      1,626,250
                                        ---------                  -------                      ---------
TOTAL..........................         1,711,375                       --                      3,679,001
                                        =========                  =======                      =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. John N. Kapoor, Ph.D., the Company's current Chairman of the Board and Chief Executive Officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to the business of the Company. Although such companies do not currently compete directly with the Company, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render the Company's products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with the Company. The Company also owes EJ Financial $18,000 in consulting fees for each of 2002 and 2001, as well as expense reimbursements of $1,987.30 and $182,369.84 for 2002 and 2001, respectively. Further, The John N. Kapoor Trust has loaned the Company $5,000,000 resulting in Dr. Kapoor becoming a major creditor of the Company as well as a major shareholder.

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

ITEM 14. CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a).2. Financial Statement Schedule. The following Financial Statement
            Schedule is filed with this Annual Report on Form 10-K on the page indicated:

                         Description                      Page

                  II.     Valuation and Qualifying
                          Accounts                          82

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

(10.9)      Promissory Note among the Company, Akorn (New Jersey), Inc.
            and The Northern Trust Company dated April 16, 2001, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on April 17, 2001.
(10.10) Letter of Commitment to the Company from John. N. Kapoor, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on April 17, 2001.
(10.11)     Promissory Note among the Company, Akorn (New Jersey), Inc.
            and The Northern Trust Company dated April 16, 2001, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on April 17, 2001.
(10.12)     Convertible Bridge Loan and Warrant Agreement dated as of
            July 12, 2001, by and between Akorn, Inc. and the John N.
            Kapoor Trust dtd. 9/20/89, incorporated by reference to
            Exhibit 10.1 to the Company's report on Form 8-K filed on July 26, 2001.
(10.13)     The Tranche A Common Stock Purchase Warrant, dated July 12,
            2001, incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on July 26, 2001.
(10.14)     The Tranche B Common Stock Purchase Warrant, dated July 12,
            2001, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on July 26, 2001.
(10.15) Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and the John N. Kapoor Trust dtd.
            9/20/89, incorporated by reference to Exhibit 10.4 to the Company's report on Form 8-K filed on July 26, 2001.
(10.16)     Forbearance Agreement by and among Akorn, Inc., Akorn (New
            Jersey), Inc. and The Northern Trust Company, dated as of
            July 12, 2001, incorporated by reference to Exhibit 10.5 to the Company's report on Form 8-K filed on July 26, 2001.
(10.161)    *Offer Letter dated September 4, 2001 from the Company to
            Mr. Pothast.
(10.17)     Promissory Note among the Company, Akorn (New Jersey), Inc.
            and NeoPharm, Inc. dated December 20, 2001, incorporated by reference to Exhibit 10.17 to the Company's report on Form
            10-K for fiscal year ended December 31, 2001.
(10.18)     Processing Agreement dated December 20, 2001, by and between
            Akorn, Inc. and NeoPharm, Inc., incorporated by reference to
            Exhibit 10.18 to the Company's report on Form 10-K for fiscal year ended December 31, 2001.
(10.19)     Subordination, Standby and Intercreditor Agreement dated
            December 20, 2001, by and between NeoPharm, Inc. and The
            Northern Trust Company, incorporated by reference to Exhibit
            10.19 to the Company's report on Form 10-K for fiscal year ended December 31, 2001.
(10.20)     Subordination and Intercreditor Agreement dated December 20,
            2001, by and between NeoPharm, Inc. and the John N. Kapoor trust dtd. 9/20/89, incorporated by reference to Exhibit
            10.20 to the Company's report on Form 10-K for fiscal year ended December 31, 2001.
(10.21)     Waiver Letter dated December 20, 2001 by and between the
            Company, Akorn (New Jersey), Inc. and The Northern Trust
            Company, incorporated by reference to Exhibit 10.21 to the Company's report on Form 10-K for fiscal year ended December
            31, 2001.
(10.22)     Supply Agreement dated January 4, 2002, by and between
            Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to the Company's report on Form
            10-K for fiscal year ended December 31, 2001.
(10.23)     Mutual Termination and Settlement Agreements by and between
            Akorn, Inc. and Johns Hopkins University/Applied Physics
            Laboratory dtd. July 3, 2002, incorporated by reference to
            Exhibit 10.23 to the Company's report on Form 10-K for fiscal year ended December 31, 2001.
(10.24)     Amendment No. 4 to the Credit Agreement dated January 1,
            2002, by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company, incorporated by reference to Exhibit
            10.24 to the Company's report on Form 10-K for fiscal year ended December 31, 2001.
(10.25) Amendment No. 5 to the Credit Agreement dated June 30, 2002, by and among the Company, Akorn (NJ) Inc. and The Northern
            Trust Company, incorporated by reference to Exhibit 10.25 to the Company's report on Form 10-K for fiscal year ended
            December 31, 2001.

  (10.26)   Amendment No. 6 to the Credit Agreement dated July 31, 2002, by and among the Company, Akorn (NJ) Inc.
            and The Northern Trust Company, incorporated by reference to Exhibit 10.26 to the Company's report on
            Form 10-K for fiscal year ended December 31, 2001.
  (10.27)   Pre-Negotiation Agreement by and among Akorn, Inc., Akorn (NJ) Inc. and The Northern Trust Company,
            dated as of September 20, 2002, incorporated by reference to Exhibit 10.27 to the Company's report on
            Form 10-K for fiscal year ended December 31, 2001.
  (10.28)   Amendment #1 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of October 18, 2002, incorporated by reference to Exhibit 10.28 to the
            Company's report on Form 10-Q for the period ended September 30, 2002.
  (10.29)   *Amendment #2 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of November 26, 2002.
  (10.30)   *Amendment #3 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of December 30, 2002.
  (10.31)   *Amendment #4 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of January 16, 2003.
  (10.32)   *Amendment #5 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of January 31, 2003.
  (10.33)   *Amendment #6 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of February 14, 2003.
  (10.34)   *Amendment #7 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of February 28, 2003.
  (10.35)   *Amendment #8 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of March 14, 2003.
  (10.36)   *Amendment #9 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of April 4, 2003.
  (10.37)   *Amendment #10 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of May 1, 2003.
  (10.38)   *Amendment #11 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The
            Northern Trust Company dated as of May 9, 2003.
  (10.39)   Engagement Letter by and among the Company and AEG Partners LLC dated as of September 26, 2002, incorporated by reference to Exhibit 10.39 to the Company's Report on Form 10-Q for the period ended
            September 30, 2002.
  (10.40)   *Amendment to Engagement Letter by and among the Company and AEG Partners LLC dated as of November 21,
            2002.
  (10.41)   *Offer Letter dated January 22, 2003 from the Company to Arthur S. Przybyl.
  (10.42)   *Indemnification Agreement dated May 15, 2003 by and between the Company and Arthur S. Przybyl.
  (23.1)    *Consent of Deloitte & Touche LLP.
  (99.1)    *Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (99.2)    Report on Form 8-K filed by the Company on May 1, 2003, incorporated by reference to such filing.

     (b) Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K on December 20, 2002 to disclose pursuant to Item 5 of Form 8-K that Dr. John Kapoor resigned as CEO of the Company.

                                  AKORN, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            ADDITIONS
                                             BALANCE AT    CHARGED TO                    BALANCE
                                            BEGINNING OF    COSTS AND                     AT END
DESCRIPTION                                    PERIOD       EXPENSES      DEDUCTIONS    OF PERIOD
-----------                                 ------------   -----------   ------------   ----------
Allowance for doubtful accounts
  2000....................................   $  226,000    $ 8,127,000   $    (32,000)  $8,321,000
  2001....................................    8,321,000      4,480,000     (9,095,000)   3,706,000
  2002....................................    3,706,000        (55,000)    (2,451,000)   1,200,000
Allowance for returns
  2000....................................   $       --    $ 1,159,000   $   (927,000)  $  232,000
  2001....................................      232,000      4,103,000     (3,787,000)     548,000
  2002....................................      548,000      2,574,000     (1,956,000)   1,166,000
Allowance for discounts
  2001....................................   $       --    $   886,000   $   (743,000)  $  143,000
  2002....................................      143,000      1,014,000        (985,00)     172,000
Allowance for chargebacks and rebates
  2000....................................   $3,174,000    $29,558,000   $(29,436,000)  $3,296,000
  2001....................................    3,296,000     28,655,000    (27,761,000)   4,190,000
  2002....................................    4,190,000     15,418,000    (15,306,000)   4,302,000
Allowance for inventory obsolescence
  2000....................................   $  134,000    $ 3,983,000   $   (946,000)  $3,171,000
  2001....................................    3,171,000      1,830,000     (3,156,000)   1,845,000
  2002....................................    1,845,000        838,000     (1,477,000)   1,206,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AKORN, INC.

                                          By:     /s/ ARTHUR S. PRZYBYL
                                            ------------------------------------
                                                     Arthur S. Przybyl
                                              Interim Chief Executive Officer
Date: May 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

SIGNATURE                                                     TITLE                         DATE
---------                                                     -----                         ----
          /s/ ARTHUR S. PRZYBYL             Interim Chief Executive Officer             May 21, 2003
------------------------------------------  (Principal Executive Officer)
            Arthur S. Przybyl

          /s/ BERNARD J. POTHAST            Chief Financial Officer                     May 21, 2003
------------------------------------------  (Principal Financial Officer and
            Bernard J. Pothast              Principal Accounting Officer)

             /s/ JOHN KAPOOR                Director, Board Chairman                    May 21, 2003
------------------------------------------
             Dr. John Kapoor

            /s/ JERRY N. ELLIS              Director                                    May 21, 2003
------------------------------------------
              Jerry N. Ellis

           /s/ DANIEL E. BRUHL              Director                                    May 21, 2003
------------------------------------------
          Daniel E. Bruhl, M.D.

             /s/ DOYLE S. GAW               Director                                    May 21, 2003
------------------------------------------
               Doyle S. Gaw

          /s/ RONALD M. JOHNSON             Director                                    May 21, 2003
------------------------------------------
            Ronald M. Johnson

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Arthur S. Przybyl, certify that:

     1. I have reviewed this annual report on Form 10-K of Akorn, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      B) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      C) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

      A) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      B) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ ARTHUR S. PRZYBYL
                                          --------------------------------------
                                                    Arthur S. Przybyl
                                             Interim Chief Executive Officer

Date: May 21, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bernard J. Pothast, certify that:

     1. I have reviewed this annual report on Form 10-K of Akorn, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      B) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      C) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

      A) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      B) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ BERNARD J. POTHAST
                                          --------------------------------------
                                                    Bernard J. Pothast
                                                 Chief Financial Officer

Date: May 21, 2003