Form 10-Q
period 2003-03-31
AKORN INC
filed 2003-05-21
CIK 3116

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________


                                ---------------

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

                                ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No X
                                    ---      ---

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes       No X
                                    ---      ---

     The financial statements included in this Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01 (d) of Regulation S-X. See explanatory Note on Page 2.

     At May 12, 2003 there were 19,729,759 shares of common stock, no par value, outstanding.

================================================================================

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets-March 31, 2003
                 and December 31, 2002......................................  3

                 Condensed Consolidated Statements of Operations-Three
                 months ended March 31, 2003 and 2002.......................  4

                 Condensed Consolidated Statements of Cash Flows-Three
                 months ended March 31, 2003 and 2002.......................  5

                 Notes to Condensed Consolidated Financial Statements.......  6

         ITEM 2. Management's discussion and analysis of financial
                 condition and results of operations........................ 23

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risks............................................... 32

         ITEM 4. Controls and Procedures.................................... 32


PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings.......................................... 33

         ITEM 2. Changes in Securities and Use of Proceeds.................. 35

         ITEM 3. Default Upon Senior Securities............................. 35

         ITEM 4. Submission of Matters to a Vote of Security Holders........ 35

         ITEM 5. Other Information.......................................... 35

         ITEM 6. Exhibits and Reports on Form 8-K........................... 35

                                EXPLANATORY NOTE


     On April 24, 2003, Deloitte And Touche, LLP ("Deloitte") notified the Company that it would decline to stand for re-election as the Company's independent accountants after completion of the audit of the Company's consolidated financial statements as of and for the year ended December 31, 2002. The Company has begun the process of selecting a new independent accountant, but has not completed this process as of the date of this filing. As a result, independent accountants have not reviewed the financial statements and notes thereto included in this Form 10-Q in accordance with Rule 10-01(d) of Regulation S-X. The Company believes that the unaudited financial statements and notes to the consolidated financial statements included herewith contain all of the information and necessary adjustments for a fair presentation of these financial statements and accompanying notes.

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                       MARCH 31,   DECEMBER 31,
                                                         2003         2002
                                                       ---------   ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................... $     343     $     364
   Trade accounts receivable (less allowance
      for doubtful accounts of $1,200 and $1,200) ....     3,701         1,421
   Inventory .........................................    10,616        10,401
   Deferred income taxes..............................        --            --
   Income taxes recoverable ..........................       670           670
   Prepaid expenses and other current assets .........       715           383
                                                       ---------     ---------
        TOTAL CURRENT ASSETS .........................    16,045        13,239

OTHER ASSETS
   Intangibles, net...................................    13,788        14,142
   Investment in Novadaq Technologies, Inc. ..........       713           713
   Deferred income taxes..............................        --            --
   Other .............................................       104           130
                                                       ---------     ---------
      TOTAL OTHER ASSETS .............................    14,605        14,985
PROPERTY, PLANT AND EQUIPMENT, NET ...................    34,949        35,314
                                                       ---------     ---------
      TOTAL ASSETS.................................... $  65,599     $  63,538
                                                       =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current installments of long-term debt ............ $  37,088     $  35,859
   Trade accounts payable ............................     6,491         5,756
   Accrued compensation ..............................       590           836
   Accrued expenses and other current liabilities ....     1,299         1,352
                                                       ---------     ---------
      TOTAL CURRENT LIABILITIES ......................    45,468        43,803
LONG-TERM DEBT .......................................     7,852         7,799
OTHER LONG-TERM LIABILITIES ..........................       704           584
                                                       ---------     ---------
      TOTAL LIABILITIES ..............................    54,024        52,186

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock ......................................    26,866        26,866
   Accumulated deficit................................   (15,291)      (15,514)
                                                       ---------     ---------
      TOTAL SHAREHOLDERS' EQUITY .....................    11,575        11,352
                                                       ---------     ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...... $  65,599     $  63,538
                                                       =========     =========

            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------
Revenues .............................................  $ 12,782    $ 13,443
Cost of sales ........................................     6,938       7,094
                                                        --------    --------
      GROSS PROFIT ...................................     5,844       6,349

Selling, general and administrative expenses .........     4,169       4,455
Provision, net of recoveries, for bad debts ..........        54        --
Amortization of intangibles ..........................       355         343
Research and development expenses ....................       473         420
                                                        --------    --------
      TOTAL OPERATING EXPENSES .......................     5,051       5,218
                                                        --------    --------
      OPERATING INCOME ...............................       793       1,131

Interest expense .....................................      (645)       (887)
Interest and other income (expense), net .............        --          --
                                                        --------    --------
      INTEREST EXPENSE AND OTHER .....................      (645)       (807)
                                                        --------    --------
      INCOME BEFORE INCOME TAXES .....................       148         244

Income tax provision .................................        25          93
                                                        --------    --------
      NET INCOME .....................................  $    123    $    151
                                                        ========    ========
NET INCOME PER SHARE:
   BASIC .............................................  $   0.01    $   0.01
                                                        ========    ========
   DILUTED ...........................................  $   0.01    $   0.01
                                                        ========    ========

SHARES USED IN COMPUTING NET INCOME PER SHARE:
   BASIC .............................................    19,688      19,524
                                                        ========    ========
   DILUTED ...........................................    19,799      21,791
                                                        ========    ========

            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                        2003          2002
                                                     ---------     ---------
OPERATING ACTIVITIES
Net income  ........................................ $     123     $     151
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization ...................     1,130         1,054
   Deferred income taxes ...........................        --            93
   Amortization of debt discounts ..................       120           129
   Changes in operating assets and liabilities:
      Accounts receivable...........................    (2,280)          513
      Income taxes recoverable......................        --            24
      Inventory.....................................      (215)       (1,213)
      Prepaid expenses and other current assets.....      (332)         (152)
      Trade accounts payable........................       735         1,590
      Accrued compensation..........................      (246)         (155)
      Income taxes payable..........................        --            --
      Accrued expenses and other liabilities........       (45)       (1,645)
                                                     ---------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (1,010)        1,306

INVESTING ACTIVITIES
Purchases of property, plant and equipment .........      (410)         (974)
                                                     ---------     ---------
NET CASH (USED IN) INVESTING ACTIVITIES ............      (410)         (974)

FINANCING ACTIVITIES
Repayment of long-term debt ........................        --           (66)
Borrowings under bank credit agreement .............     1,359            --
Proceeds from employee stock purchase plan/exercise
  of stock options .................................        40           204
                                                     ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........     1,399           138

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...       (21)         (447)

Cash and cash equivalents at beginning of period ...       364         5,355
                                                     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......... $     343     $   4,908
                                                     =========     =========

Amount paid for interest
  (net of capitalized interest)..................... $     349     $     620

Amount paid for income taxes........................        --            --

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

     The Company experienced losses from operations in 2002, 2001 and 2000 and has a working capital deficiency of $29.4 million as of March 31, 2003. The Company also is in default under its existing credit agreement and is a party to governmental proceedings and potential claims by the Food and Drug Administration ("FDA") that could have a material adverse effect on the Company. See Note M - "Legal Proceedings". Although the Company has entered into a Forbearance Agreeement (as defined below) with its senior lenders, is working with the FDA to favorably resolve such proceeding, has appointed a new interim chief executive officer and implemented other management changes and has taken steps to return to profitability, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing governmental proceeding with the FDA and (iv) ultimately refinance its senior bank debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

     While there can be no guarantee that the Company will be able to continue to generate sufficient revenues and cash flow from operations to finance its current cash needs, the Company generated positive cash flow from operations in 2002 and for the period from January 1 through April 30, 2003. As of April 30, 2003, the Company had approximately $400,000 in cash and equivalents and approximately $1.4 million of undrawn availability under its second line of credit described below.

     There can also be no guarantee that the Company will successfully resolve the ongoing governmental proceedings with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.

     Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lenders, management believes that the Company has a good relationship with its senior lenders and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. The Company has also added key management personnel, including the appointment of a new interim chief executive officer and vice president of operations, and additional personnel in critical areas, such as quality assurance. Management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company's profitability and cash flow from operations and improve its prospects for refinancing its senior debt and obtaining additional financing for future operations.

     As a result of all of the factors cited in the preceeding paragraphs, management of the Company believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern. Further, even if the Company's efforts to raise additional financing and explore other strategic alternatives result in a transaction that repays the senior bank debt, there can be no assurance that the current common stock will have any value following such a transaction. In particular, if any new financing is obtained, it likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.

     As discussed in Note H - "Financing Arrangements", the Company has significant borrowings which require, among other things, compliance with various covenants. The borrowings are incurred primarily under an amended and restated revolving credit agreement (the "Credit Agreement").

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

     The Company, as required in the Forbearance Agreement, agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the "Consulting Agreement") with a consulting firm, AEG Partners, LLC (the "Consultant"), whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company's day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company's senior lenders, upon learning of the Consultant's action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant's resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lenders gave notice of their exercise of certain remedies available under the Credit Agreement including, but not limited to, their setting off the Company's deposits with the senior lender against the Company's obligations to the senior lenders. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lenders withdrawing their demand for payment and restoring the Company's accounts.

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

     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's senior lenders in December 2002. The restructuring plan requested that the senior lenders convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the senior lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the senior lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - "Legal Proceedings"), the senior lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company's senior lenders, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders' satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives , the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.

     As described in more detail in Note M - "Legal Proceedings", the Company is also a party to governmental proceeding by the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement

     In the event that the Company is not in compliance with the Credit Agreement covenants and does not negotiate amended covenants or obtain a waiver thereof, then the senior lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets.

     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.


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

NOTE C - REVENUE RECOGNITION

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

NOTE D - ACCOUNTS RECEIVABLE ALLOWANCES

     The nature of the Company's business inherently involves, in the ordinary course, significant amounts and substantial volumes of accounting activity (i.e., transactions and estimates) relating to allowances for product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company's wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company's accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which in turn depends on which end-user customer, with different pricing arrangements might be entitled to a particular deduction). This process can lead to "partial payments" against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

Allowance for Chargebacks and Rebates

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

     Management obtains wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports.

     Similarly, the Company maintains an allowance for rebates related to contract and other programs with certain customers. The rebate allowance also reduces gross sales and accounts receivable by the amount of the estimated rebate amount when the Company sells its products to its rebate-eligible customers. Rebate percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. The Company reduces gross sales and increases the rebate allowance by the estimated rebate amount for each product sold to an eligible customer. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company evaluates the allowance against actual rebates processed and such amount can vary materially from period to period.

     The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month period ended March 31, 2003 and 2002, the Company recorded chargeback and rebate expense of $2,762,000, and $4,076,000, respectively. The allowance for chargebacks and rebates was $3,753,000 and $4,302,000 as of March 31, 2003 and December 31, 2002, respectively.

Allowance for Product Returns

     The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three month period ending March 31, 2003 and 2002 the Company recorded a provision for product returns of $679,000, and $445,000, respectively. The allowance for potential product returns was $1,247,000 and $1,166,000 at March 31, 2003 and December 31, 2002, respectively.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:

     o Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels, etc.).

     o Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) other information such as buying patterns and payment patterns, particularly in respect of major customers.

     o Developed assumptions reflecting management's judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to "partial payments;"
          (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances - based upon information available at the time.

     For the three month periods ending March 31, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of $54,000 and $0, respectively. The allowance for doubtful accounts was $1,200,000 as of both March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the Company had a total of $4,007,000 of past due gross accounts receivable, of which $222,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $1,200,000, the portion related to the wholesaler customers is $626,000 with the remaining $574,000 reserve for all other customers.

Allowance for Discounts

     The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the three month periods ending March 31, 2003 and 2002, the Company recorded a provision for discounts of $203,000 and $299,000, respectively. The allowance for discounts was $199,000 and $172,000 as of March 31, 2003 and December 31, 2002, respectively.


NOTE E - INVENTORY

     The components of inventory are as follows (in thousands):

                                                     MARCH 31,     DECEMBER 31,
                                                       2003            2002
                                                    ----------     ------------
Finished goods..................................... $    3,904     $      3,460
Work in process....................................      2,270            1,877
Raw materials and supplies.........................      4,442            5,064
                                                    ----------     ------------
                                                    $   10,616     $     10,401
                                                    ==========     ============


     Inventory at March 31, 2003 and December 31, 2002 is reported net of reserves for slow-moving, unsaleable and obsolete items of $1,308,000 and $1,206,000, respectively, primarily related to finished goods. For the three month Periods ended March 31, 2003 and 2002, the Company recorded a provision of $169,000 and $250,000, respectively.


NOTE F - INTANGIBLE ASSETS

     Intangible assets consist of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. The Company assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. The Company has no goodwill or other similar asset with indefinite lives currently recorded on its balance sheet. A summary of the Company's acquired amortizable intangible assets as of March 31, 2003 is as follows (in thousands):

                                                AS OF MARCH 31, 2003
                                    --------------------------------------------
                                    GROSS CARRYING    ACCUMULATED   NET CARRYING
                                        AMOUNT       AMORTIZATION      AMOUNT
                                    --------------   ------------   ------------

Product Licenses..................    $   22,685       $  8,897      $ 13,788

     The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2007 will be as follows (in thousands):

     For the year ended 12/31/03 (a)...................   1,419

     For the year ended 12/31/04.......................   1,404
     For the year ended 12/31/05.......................   1,357
     For the year ended 12/31/06.......................   1,304
     For the year ended 12/31/07.......................   1,281

     (a) Amortization expense for the three months ended March 31, 2003 amounted to $355,000.


NOTE G - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                    MARCH 31,     DECEMBER 31,
                                                      2003            2002
                                                   ----------     ------------
Land...........................................    $      396      $      396
Buildings and leasehold improvements...........         8,890           8,890
Furniture and equipment........................        27,692          27,390
Automobiles....................................            55              55
                                                   ----------      ----------
                                                       37,033          36,731
Accumulated depreciation.......................       (20,012)        (19,236)
                                                   ----------      ----------
                                                       17,021          17,495
Construction in progress.......................        17,928          17,819
                                                   ----------      ----------
                                                   $   34,949      $   33,514
                                                   ==========      ==========

     Construction in progress primarily represents capital expenditures related to the Company's Lyophilization project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the Lyophilization project of $296,000 and $264,000 during the three-month periods ended March 31, 2003 and 2002, respectively.


NOTE H - FINANCING ARRANGEMENTS

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

     The Company's senior lenders agreed to extend the Credit Agreement, as Iamended, to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements except that the Company is not required to comply with conditions (g) and (h) which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.

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

     On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement") and the Company acknowledged its then-current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement requires that, except for existing defaults, the Company continue to comply with all of the covenants in the Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders.

     The Company, as required in the Forbearance Agreement, agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the "Consulting Agreement") with a consulting firm, AEG Partners, LLC (the "Consultant") whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company's day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company's senior lenders, upon learning of the Consultant's action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant's resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lenders gave notice of their exercise of certain remedies available under the Credit Agreement including, but not limited to, their setting off the Company's deposits with the senior lenders against the Company's obligations to the senior lenders. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lenders withdrawing their demand for payment and restoring the Company's accounts.

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

     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's senior lenders in December 2002. The restructuring plan requested that the senior lenders convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the senior lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the senior lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - "Legal Proceedings"), the senior lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company's senior lenders, on May 9, 2003, the Company engaged Leerink Swann as an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders' satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, the can be no assurances that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.

     As described in more detail in Note M - "Legal Proceedings", the Company is also a party to governmental proceedings by the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.

     In the event that the Company is not in compliance with the Credit Agreement covenants through the latest extension of the Forbearance Agreement and does not negotiate amended covenants or obtain a waiver thereof, then the senior lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets.

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

     Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement from July 12, 2004 to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. The terms of the agreement to change the convertibility of the Tranche A interest and the convertibility of the Tranche B interest for the extension of the term require shareholder approval to be received by August 31, 2002, which was subsequently extended to June 30, 2003. If the Company's shareholders do not approve these changes, the Company would be in default under the Trust Agreement and, at the option of the Trust, the Subordinated Debt could be accelerated and become due and payable on June 30, 2003. Any default under the Trust Agreement would constitute an event of default under both the Credit Agreement and the Neopharm Promissory Note. In the event of default, amounts due under the Credit Agreement and the Neopharm Promissory Note could be declared to be due and payable, notwithstanding the Forebearance Agreement which is presently in place between the Company and its senior lender. The Company expects that it will reach agreement with the Trust to extend, if necessary, the shareholder approval date until the next shareholders meeting.

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,845,000 and $1,917,000 at March 31, 2003 and December 31, 2002, respectively.
The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.


NOTE I - NON-CASH TRANSACTIONS

     The Company received an equity ownership in Novadaq Technologies, Inc., ("Novadaq"), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq reached on January 25, 2002. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq Technologies, Inc. The Company has determined this investment should be valued using the cost method as described in Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."


NOTE J - EARNINGS PER COMMON SHARE

     Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.

     The following table shows basic and diluted earnings per share computations for the three-month periods ended March 31, 2003 and March 31, 2002 (in thousands, except per share information):

                                            THREE MONTHS ENDED MARCH 31,
                                           ------------------------------
                                                2003            2002
                                           -------------     ------------
Net income per share - basic:
   Net income ..........................   $         123     $        151


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                         2003            2002
                                                                                    -------------     ------------

   Weighted average number of shares outstanding................................           19,688           19,524
                                                                                    -------------     ------------
Net income per share - basic....................................................    $        0.01     $       0.01
                                                                                    =============     ============
Net income per share - diluted:
   Net income ..................................................................    $         123     $        151
   Net income adjustment for interest on convertible debt
      and convertible interest on debt..........................................               --               62
                                                                                    -------------     ------------
   Net income, as adjusted......................................................    $         123     $        213
                                                                                    =============     ============
   Weighted average number of shares outstanding................................           19,688           19,524
   Additional shares assuming conversion of convertible debt
      and convertible interest on debt .........................................               --            1,153
   Additional shares assuming exercise of warrants .............................               --              504
   Additional shares assuming exercise of options...............................              111              610
   Weighted average number of shares outstanding, as adjusted...................           19,799           21,791
                                                                                    -------------     ------------
Net income per share - diluted..................................................    $        0.01     $       0.01
                                                                                    =============     ============

     Certain warrants, options and conversion rights are not included in the earnings per share calculation when the exercise price or conversion price is greater that the average market price for the period. The number of shares subject to warrants, options and conversion rights excluded in each period is reflected in the following table.

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                         2003            2002
                                                                                    -------------     ------------

Shares subject to anti-dilutive warrants and conversion rights not included in
  earnings per share calculation................................................       1,667               --
Shares subject to anti-dilutive options not included in earnings per share
  calculation...................................................................       3,636            1,434


NOTE K - STOCK BASED COMPENSATION

     The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for qualifying options granted to its employees under its 1988 Incentive Compensation Program and applies Statement of Financial Accounting Standards No. 123 "Accounting for Stock Issued Employees" ("SFAS 123") for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used.

     If compensation for employee options had been determined based on SFAS 123, the Company's pro forma net income and pro forma income per share for the three months ended March 31, would have been as follows:

                                                  2003          2002
                                                ---------     ---------
Net income, as reported                         $ 123,000     $ 151,000

Add stock-based employee compensation
   expense included in reported net income             --            --

Deduct total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards                                      (89,000)     (196,000)
                                                ---------     ---------
Pro forma net income/(loss)                     $  34,000     $ (45,000)
                                                =========     =========

Basic and diluted income/(loss) per share of common stock

Basic as reported                               $    0.01     $    0.01
Basic pro forma                                 $    0.00     $   (0.00)
Diluted as reported                             $    0.01     $    0.01
Diluted pro forma                               $    0.00     $   (0.00)

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


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                         2003            2002
                                                                                    -------------     ------------
REVENUES
Ophthalmic .....................................................................    $       5,287     $      6,785
Injectable .....................................................................            5,905            3,788
Contract Services ..............................................................            1,590            2,870
                                                                                    -------------     ------------
      Total revenues ...........................................................    $      12,782     $     13,443
                                                                                    =============     ============

GROSS PROFIT
Ophthalmic .....................................................................    $       2,016     $      3,663
Injectable .....................................................................            3,721            1,834
Contract Services ..............................................................              106              852
                                                                                    -------------     ------------
      Total gross profit .......................................................            5,844            6,349

                                               THREE MONTHS ENDED MARCH 31,
                                              ------------------------------
                                                   2003            2002
                                              -------------     ------------
Operating expenses...........................         5,051            5,218
                                              -------------     ------------
      Total operating income ................           793            1,131
Interest and other income (expense), net ....          (645)            (807)
                                              -------------     ------------
   Income before income taxes................ $         148     $        244
                                              =============     ============

     The Company manages its business segments to the gross profit level and manages its operating costs on a company-wide basis. The Company does not identify assets by segment for internal purposes.


NOTE M - LEGAL PROCEEDINGS

     On March 27, 2002, the Company received a letter informing it that the staff of the regional office of the Securities and Exchange Commission ("SEC") in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001.

     On February 27, 2003, the Company reached an agreement in principle with the staff of the SEC's regional office in Denver, Colorado, that would resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The Company has recently become aware of and informed the SEC staff of certain weaknesses in its internal controls, which it is in the process of addressing. It is uncertain at this time what effect that this action will have on the agreement in principle currently pending with the SEC staff. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connection with this proceeding.

     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002 the FDA conducted another inspection of the Decatur facility, which also identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection also identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided progress reports to the FDA on April 15, and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.

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

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application ("NDA"), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application ("ANDA"). The Company believes that unless and until the FDA chooses option (i) or, in the case of option (ii), unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company. This has adversely impacted, and is likely to continue to adversely impact the Company's ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.

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


NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

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

     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002 and no impairments were recognized upon adoption. Subsequent to the adoption, the Company recorded an impairment charge of $257,000 related to product license intangibles in the third quarter of 2002.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have any effect on the Company's financial statements upon adoption. Subsequent to the adoption of this standard, the Company recorded a charge of $545,000 in the third quarter of 2002 related to abandoned construction projects.

     In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking Fund Requirements", amended SFAS No. 4 is no longer necessary, because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 "Accounting for Leases", to require that certain lease modifications that have economic effects similar to a sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. Certain provisions of SFAS No. 145 are effective for the fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure requirements are required for fiscal years ending after December 15, 2002 and are included in the Notes to the Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN 45 did not have any effect on the Company's financial statements.

     In January, 2003, the FASB issued Interpretation No. 46. ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after

January 31, 2003, regardless of when the variable interest entity was established. The Company has determined that FIN 46 will not have an impact on its financial condition, results of operations or cash flows.


NOTE O - SUBSEQUENT EVENTS

     Following the conclusion of the audit of the December 31, 2002 financial statements, Deloitte and Touche, LLP resigned as the Company's outside auditors and noted that it believed that certain matters of material weaknesses existed in the Company's internal controls. Although the Company does not necessarily agree with Deloitte's judgment that there existed material weaknesses in the Company's internal controls, the Company is in the process of implementing procedures designed to address all relevant internal control issues. This event has been disclosed by the Company on an interim report on Form 8-K filed on May 1, 2003.

     Item 2.


                                   AKORN, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



CRITICAL ACCOUNTING POLICIES


REVENUE RECOGNITION

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

ALLOWANCE FOR CHARGEBACKS AND REBATES

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

     Management obtains wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports.

     Similarly, the Company maintains an allowance for rebates related to contract and other programs with certain customers. The rebate allowance also reduces gross sales and accounts receivable by the amount of the estimated rebate amount when the Company sells its products to its rebate-eligible customers. Rebate percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. The Company reduces gross sales and increases the rebate allowance by the estimated rebate amount for each product sold to an eligible customer. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company evaluates the allowance against actual rebates processed and such amount can vary materially from period to period.

     The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three period ended March 31, 2003 and 2002, the Company recorded chargeback and rebate expense of $2,762,000, and $4,076,000, respectively. The allowance for chargebacks and rebates was $3,753,000 and $4,302,000 as of March 31, 2003 and December 31, 2002,
respectively.

ALLOWANCE FOR PRODUCT RETURNS

     The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For three month period ending March 31, 2003 and 2002 the Company recorded a provision for product returns of $679,000, and $445,000, respectively. The allowance for potential product returns was $1,247,000 and $1,166,000 at March 31, 2003 and December 31, 2002, respectively.


ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:

     o Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels, etc.).

     o Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) other information such as buying patterns and payment patterns, particularly in respect of major customers.

     o Developed assumptions reflecting management's judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to "partial payments;"
          (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances - based upon information available at the time.

     For the three month periods ending March 31, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of $54,000, and $0, respectively. The allowance for doubtful accounts was $1,200,000 as of both March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the Company had a total of $4,007,000 of past due gross accounts receivable, of which $222,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $1,200,000, the portion related to the wholesaler customers is $626,000 with the remaining $574,000 reserve for all other customers.

ALLOWANCE FOR DISCOUNTS

     The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the three month periods ending March 31, 2003 and 2002, the Company recorded a provision for discounts of $203,000 and $299,000, respectively. The allowance for discounts was $199,000 and $172,000 as of March 31, 2003 and December 31, 2002, respectively.

ALLOWANCE FOR SLOW-MOVING INVENTORY

     The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. For the three months ended March 31, 2003 and 2002, the Company recorded a provision for inventory obsolescence of $169,000, and $250,000, respectively. The allowance for inventory obsolescence was $1,307,000 and $1,206,000 as of March 31, 2003 and December 31, 2002, respectively.

INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset is necessary, the Company considers both negative and positive evidence, which can be objectively verified. Based upon its analysis, the Company established a valuation allowance in 2002 to reduce the deferred tax asset to zero.

INTANGIBLES

     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at March 31, 2003 and December 31, 2002 was $8,897,000 and $8,543,000, respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.



         FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

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

     o availability of raw materials needed to produce the Company's products; and

     o other factors referred to in the Company's other Securities and Exchange Commission filings including " Item 7. Managements Discussion and Analysis of Financial Conditions and Results of Operations - Factors that May Affect Future Results" in the Company's Form 10-K for 2002.



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO 2002

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

                                              THREE MONTHS ENDED MARCH 31,
                                             ------------------------------
                                                  2003            2002
                                             -------------     ------------
Ophthalmic segment........................   $       5,287     $      6,785
Injectable segment........................           5,905            3,788
Contract Services segment.................           1,590            2,870
                                             -------------     ------------
Total revenues............................   $      12,782     $     13,443
                                             =============     ============

     Consolidated revenues decreased 4.9% in the quarter ended March 31, 2003 compared to the same period in 2002.

     Ophthalmic segment revenues decreased 22.1%, primarily due to the temporary suspension in late 2002 of production of Fluress and Flouracaine, pending requalification of these products in a new container, as well as the timing of increased customer purchases of angiography and ointment products in the fourth quarter of 2002. Those purchases resulted in increased inventory levels that were reduced in the first quarter of 2003 without compensating re-orders for the product. Injectable segment revenues increased 55.9% for the quarter due to the strong volume of rheumatology and antidote product revenues due to the Company's ability to fill backorders for these products that had accumulated in the second half of 2002. The backorders were the result of the temporary closure for asceptic processing of one of the production rooms at the Company's Decatur, Illinois facility. In the fourth quarter of 2002, the Company was able to shift production of these products to a different production room at its Decatur facility, thereby allowing it to fill the backorders in the first quarter of 2003. The Company anticipates injectable revenues to return to 2002 levels in subsequent quarters. Contract services revenues decreased by 44.6% due mainly to customer concerns about the status of the ongoing FDA compliance matters at the Company's Decatur facility.

     The Company anticipates that revenues from the Contract Services segment will continue to lag historical levels and that Ophthalmic and Injectable segment revenues are not likely to grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the fourth quarter of 2003. See Part II - Item 1 - "Legal Proceedings". In addition, the Company does not expect Fluress and Flouracaine production or asceptic processing in the aforementioned Decatur production room to resume prior to the third quarter of 2003. Revenues and cash flow from operations for the remainder of 2003 could be adversely impacted if the Company is unable to resume production of Fluress and Fluoracaine and resume asceptic processing in the aforementioned Decatur production room in the third quarter of 2003.

     The chargeback and rebate expense for the three months ended March 31, 2003 declined to $2,762,000 from $4,076,000 in the comparable period in the prior year, due to the increase in the product sales mix of lower chargeback and rebate percentage items, such as antidote and rheumatology products.

     Consolidated gross margin was 45.7% for the 2003 first quarter as compared to a gross margin of 47.2% in the same period a year ago. The increase in higher margin antidote and rheumatology product sales was more than offset by the volume declines in the Ophthalmic and Contract Services segments and an increase in consulting costs to address the Company's current FDA compliance matters.

     Selling, general and administrative (SG&A) expenses decreased 6.4%, from $4,455,000 to $4,169,000, during the quarter ended March 31, 2003 as compared to the same period in 2002 due to a reduction in marketing costs partially offset by an increase in legal and consulting costs primarily relating to the proposed restructuring of the Company's senior debt.

     Provision, net of recoveries, for bad debts was $54,000 for the quarter, reflecting a $136,000 provision for the three month period in 2003 offset by $82,000 of recoveries for the same period. There were no bad debt expense or recoveries in the first quarter of 2002.

     Research and development (R&D) expense increased 12.6% in the quarter, to $473,000 from $420,000 for the same period in 2002. This increase was due to increased batch testing for the Company's ANDA product pipeline as well as testing associated with the Company's planned launch of its Lidocaine Jelly product. The Company has been scaling back its research and development activities from its historical levels and will continue to focus on strategic product niches in the areas of controlled substances and Ophthalmics.

     Interest and other expense for the first quarter of 2003 was $645,000, a 27.3% decrease compared to the same period in the prior year, primarily due to lower interest rates as well as a lower debt balance.

     The Company's effective tax rate for the current quarter was 16.9% compared to 38.1% for the comparable prior year quarter

     The Company reported a net income of $123,000 or $0.01 per weighted average share for the three months ended March 31, 2003, versus share $151,000 or $0.01 per weighted average share for the comparable prior year quarter. The reduction in net income was due primarily to the decrease in revenues and gross margins, which was offset in part by lower SG&A and interest expenses.


FINANCIAL CONDITION AND LIQUIDITY

Overview

     As of March 31, 2003, the Company had cash and cash equivalents of $343,000. The net working capital deficiency at March 31, 2003 was $29,423,000 versus $30,564,000 at December 31, 2002. The negative working capital position reflects the classification of the Company's senior debt obligation as a current liability, the balance of which increased to $37,088,000 at March 31, 2003 from $35,859,000 as of December 31, 2002.

     During the period ended March 31, 2003, the Company used $1,010,000 in cash from operations, primarily due to an increase in receivables, offset in part by an increase in accounts payable. The increase in receivables was due to the sale of backordered injectable products in February 2003 to customers whose credit terms are such that the receivables were not due until April 2003. As a result, the Company's cash collections in April exceeded normalized levels and the Company was able to reduce its accounts payable balance as well as the outstanding balance on its revolving credit line below the levels as of March 31, 2003. Investing activities during the period ended March 31, 2003 include $341,000 related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $1,399,000 in cash during the period ended March 31, 2003 primarily through the increase of the Company's revolving credit line. As noted above, the Company reduced the outstanding balance on its revolving credit line in April of 2003 based upon its cash collections in that month.

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

     While there can be no guarantee that the Company will be able to continue to generate sufficient revenues and cash flow from operations to finance its current cash needs, the Company generated positive cash flow from operations in 2002 and for the period from January 1 through April 30, 2003. As of April 30, 2003, the Company had approximately $400,000 in cash and equivalents and approximately $1.4 million of undrawn availability under the second line of credit described below.

     There also can be no guarantee that the Company will successfully resolve the ongoing governmental proceedings with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.

     Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lenders, management believes that the Company has a good relationship with its senior lenders and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. The Company has also added key management personnel, including the appointment of a new interim chief executive officer and vice president of operations, and additional personnel in critical areas, such as quality assurance. Management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company's profitability and cash flow from operations and improved the prospects to refinance its senior debt and obtain additional financing for future operations.

     As a result of all of the factors cited in the preceeding three paragraphs, management believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern. Further, even if the Company's efforts to raise additional financing and explore other strategic alternatives result in a transaction that repays the senior bank debt, there can be no assurance that the current common stock will have any value following such a transaction. In particular, if any new financing is obtained, it likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.

Credit Agreement

     As discussed in Note H - "Financing Arrangements" - to the Condensed Consolidated Financial Statements, the Company has significant borrowings which require, among other things, compliance with various covenants. The borrowings consist primarily of an Amended and Restated Revolving Credit Agreement (the "Credit Agreement").

     On September 16, 2002, the Company was notified by its senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the Credit Agreement until January 3, 2003 (as indicated below, subsequently extended to June 30, 2003) if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the "Forbearance Agreement") and the Company acknowledged its then-current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of
(i) the difference between the Company's outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company's borrowing base and (iii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lenders. In the event that the Company is not in compliance with the continuing covenants under the Credit Agreement and does not negotiate amended covenants or obtain a waiver thereof, then the senior lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets. This could result in the Company seeking protection from its creditors and a reorganization under the federal bankruptcy code.

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

FDA Proceeding

     As described in more detail in Part II - Item 1 - "Legal Proceedings", the Company is a party to governmental proceeding by the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement, any or all of which could have a material adverse effect on the Company's liquidity.

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

Subordinated Debt

     On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with The John N. Kapoor

Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt. All unexpired warrants will expire on December 20, 2006.

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

     Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement from July 12, 2004 to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. The terms of the agreement to change the convertibility of the Tranche A interest and the convertibility of the Tranche B interest for the extension of the term require shareholder approval to be received by August 31, 2002, which was subsequently extended to June 30, 2003. If the Company's shareholders do not approve these changes, the Company would be in default under the Trust Agreement and, at the option of the Trust, the Subordinated Debt could be accelerated and become due and payable on June 30, 2003. Any default under the Trust Agreement would constitute an event of default under both the Credit Agreement and the Neopharm Promissory Note. In the event of default, amounts due under the Credit Agreement and the Neopharm Promissory Note could be declared to be due and payable, notwithstanding the Forebearance Agreement which is presently in place between the Company and its senior lender. The Company expects that it will reach agreement with the Trust to extend, if necessary, the shareholder approval date until the next shareholders meeting.

Other Indebtedness

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,845,000 and $1,917,000 at March 31, 2003 and December 31, 2002, respectively.
The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure involves three debt instruments. The Credit Agreement and the subordinated convertible debentures issued to the John
N. Kapoor Trust bear the same interest rate, which fluctuates at Prime plus 300 basis points. The promissory note issued to NeoPharm, Inc. ("NeoPharm") bears interest at an initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. All of the Company's remaining long-term debt is at fixed interest rates. Management estimates that a change of 100 basis points in its variable rate debt from the interest rates in effect at March 31, 2003 would result in a $455,000 change in annual interest expense.

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

     The fair value of the debt obligations approximated the recorded value as of March 31, 2003. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,649,000, would be lower than the current carrying value of $3,250,000.


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

     On February 27, 2003, the Company reached an agreement in principle with the staff of the SEC's regional office in Denver, Colorado, that would resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The Company has recently become aware of and informed the SEC staff of certain weaknesses in its internal controls, which it is in the process of addressing. It is uncertain at this time what effect this action will have on the agreement in principle currently pending with the SEC staff. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connection with this proceeding.

     In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validations and process controls. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August,

2002 the FDA conducted another inspection of the Decatur facility, which also identified deviations from cGMPs. The Company responded to these observations in September, 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection also identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided progress reports to the FDA on April 15, and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.

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

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application ("NDA"), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application ("ANDA"). The Company believes that unless and until the FDA chooses option (i) or, in the case of option (ii), unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company. This has adversely impacted, and is likely to continue to adversely impact the Company's ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     The Company is currently in default under certain covenants on its senior credit facility, including the failure to make a $39,200,000 principal payment that was due on August 31, 2002. The Company is current on its interest payment obligations to its senior lender. As long as the Company is in compliance with the terms of the Forbearance Agreement entered into with the senior lender on September 20, 2002, the senior lender has agreed to forbear from exercising its remedies under the credit facility until June 30, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5. OTHER INFORMATION

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     (99.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AKORN, INC.



                                        /s/    BERNARD J. POTHAST
                                        -------------------------------
                                            Bernard J. Pothast
                                        Vice President, Chief Financial
                                             Officer and Secretary
                                        (Duly Authorized and Principal
                                               Financial Officer)

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

          A) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          B) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 21, 2003                      /s/ ARTHUR S. PRZYBYL
                                         --------------------------------------
                                         Name:  Arthur S. Przybl
                                         Title: Interim Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

          A) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          B) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 21, 2003                       /s/ BERNARD J. POTHAST
                                         --------------------------------------
                                         Name:  Bernard J. Pothast
                                         Title: Chief Financial Officer