Form 10-Q
period 2003-06-30
AKORN INC
filed 2003-08-14
CIK 3116

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

    The financial statements included in this Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01 (d) of Regulation S-X. See explanatory Note on Page 3.

    At August 13, 2003 there were 19,729,759 shares of common stock, no par value, outstanding.

================================================================================

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION
         ITEM 1. Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets-June 30, 2003
                 and December 31, 2002......................................       4
                 Condensed Consolidated Statements of Operations-Three
                 and Six months ended June 30, 2003 and 2002................       5
                 Condensed Consolidated Statements of Cash Flows-Six
                 months ended June 30, 2003 and 2002........................       6
                 Notes to Condensed Consolidated Financial Statements.......       7
         ITEM 2. Management's discussion and analysis of financial
                 condition and results of operations........................      22
         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risks...............................................      31
         ITEM 4. Controls and Procedures....................................      31
PART II. OTHER INFORMATION
         ITEM 1. Legal Proceedings..........................................      32
         ITEM 2. Changes in Securities and Use of Proceeds..................      33
         ITEM 3. Default Upon Senior Securities.............................      33
         ITEM 4. Submission of Matters to a Vote of Security Holders........      34
         ITEM 5. Other Information..........................................      34
         ITEM 6. Exhibits and Reports on Form 8-K...........................      34


                                EXPLANATORY NOTE

    On April 24, 2003, Deloitte And Touche, LLP ("Deloitte") notified the Company that it would decline to stand for re-election as the Company's independent accountants after completion of the audit of the Company's consolidated financial statements as of and for the year ended December 31, 2002. Deloitte completed its audit and delivered its auditors' report on May 20, 2003, and has advised the Company that the client-auditor relationship between the Company and Deloitte has ceased. The Company has begun the process of selecting a new independent accountant, but has not completed this process as of the date of this filing. As a result, independent accountants have not reviewed the financial statements and notes thereto included in this Form 10-Q in accordance with Rule 10-01(d) of Regulation S-X and this Form 10-Q does not comply with other requirements of Section 13(a) of the Securities Exchange Act of 1934 relating to independent accountants or auditors. The Company believes that the unaudited financial statements and notes to the consolidated financial statements included herewith contain all of the information and necessary adjustments for a fair presentation of these financial statements and accompanying notes.

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)


                                                            JUNE 30,     DECEMBER 31,
                                                              2003          2002
                                                            --------     ------------
                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..........................     $    (14)     $    364
   Trade accounts receivable (less allowance
      for doubtful accounts of $559 and $1,200) .......         (504)        1,421
   Inventory ..........................................        9,766        10,401
   Deferred income taxes ..............................           --            --
   Income taxes recoverable ...........................          841           670
   Prepaid expenses and other current assets ..........          781           383
                                                            --------      --------
        TOTAL CURRENT ASSETS ..........................       10,869        13,239
OTHER ASSETS
   Intangibles, net ...................................       13,444        14,142
   Investment in Novadaq Technologies, Inc. ...........          713           713
   Deferred income taxes ..............................           --            --
   Other ..............................................          130           130
                                                            --------      --------
      TOTAL OTHER ASSETS ..............................       14,287        14,985
PROPERTY, PLANT AND EQUIPMENT, NET ....................       34,688        35,314
                                                            --------      --------
      TOTAL ASSETS ....................................     $ 59,844      $ 63,538
                                                            ========      ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current installments of long-term debt .............     $ 43,130      $ 35,859
   Trade accounts payable .............................        6,171         5,756
   Accrued compensation ...............................          788           836
   Accrued expenses and other current liabilities .....          879         1,352
                                                            --------      --------
      TOTAL CURRENT LIABILITIES .......................       50,968        43,803
LONG-TERM DEBT ........................................        1,468         7,799
OTHER LONG-TERM LIABILITIES ...........................           --           584
                                                            --------      --------
      TOTAL LIABILITIES ...............................       52,436        52,186
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock .......................................       26,866        26,866
   Accumulated deficit ................................      (19,457)      (15,514)
                                                            --------      --------
      TOTAL SHAREHOLDERS' EQUITY ......................        7,408        11,352
                                                            --------      --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......     $ 59,844      $ 63,538
                                                            ========      ========


            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                       ----------------------      ----------------------
                                                         2003          2002          2003          2002
                                                       --------      --------      --------      --------
Revenues .........................................     $  8,840      $ 14,165      $ 21,622      $ 27,608
Cost of sales ....................................        8,305         7,799        15,243        14,893
                                                       --------      --------      --------      --------
      GROSS PROFIT ...............................          535         6,366         6,379        12,715
Selling, general and administrative expenses .....        3,952         6,315         8,121        10,770
Provision, net of recoveries, for bad debts ......         (342)         (400)         (288)         (400)
Amortization of intangibles ......................          344           355           699           698
Research and development expenses ................          362           562           835           982
                                                       --------      --------      --------      --------
      TOTAL OPERATING EXPENSES ...................        4,316         6,832         9,367        12,050
                                                       --------      --------      --------      --------
      OPERATING INCOME (LOSS) ....................       (3,781)         (466)       (2,988)          667
Interest expense .................................         (612)         (826)       (1,257)       (1,713)
Interest and other income (expense), net .........           --            --            --            --
                                                       --------      --------      --------      --------
      INTEREST EXPENSE AND OTHER .................         (612)         (826)       (1,257)       (1,713)
                                                       --------      --------      --------      --------
      INCOME (LOSS) BEFORE INCOME TAXES ..........       (4,393)       (1,292)       (4,245)       (1,048)
Income tax provision (benefit) ...................         (196)         (509)         (171)         (416)
                                                       --------      --------      --------      --------
      NET INCOME (LOSS) ..........................     $ (4,197)     $   (783)     $ (4,074)     $   (632)
                                                       ========      ========      ========      ========
NET INCOME (LOSS) PER SHARE:
   BASIC .........................................     $  (0.21)     $  (0.04)     $  (0.21)     $  (0.03)
                                                       ========      ========      ========      ========
   DILUTED .......................................     $  (0.21)     $  (0.04)     $  (0.21)     $  (0.03)
                                                       ========      ========      ========      ========
SHARES USED IN COMPUTING NET LOSS PER SHARE:
   BASIC .........................................       19,723        19,566        19,705        19,545
                                                       ========      ========      ========      ========
   DILUTED .......................................       19,723        19,566        19,705        19,545
                                                       ========      ========      ========      ========

            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      -------------------
                                                                       2003         2002
                                                                      -------      -------
OPERATING ACTIVITIES
Net income (loss) ...............................................     $(4,074)     $  (632)

Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ................................       2,228        2,158
   Deferred income taxes ........................................          --         (688)
    Write-down of long-lived assets .............................          --        1,560
   Amortization of debt discounts ...............................         500          259
   Changes in operating assets and liabilities:
      Accounts receivable .......................................       1,925          409
      Income taxes recoverable ..................................        (170)       5,874
      Inventory .................................................         635       (2,038)
      Prepaid expenses and other current assets .................        (398)        (169)
      Trade accounts payable ....................................         415        2,592
      Accrued compensation ......................................         (48)         188
      Income taxes payable ......................................          --           --
      Accrued expenses and other liabilities ....................        (414)      (1,571)
                                                                      -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................         599        7,942
INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................        (903)      (2,906)
                                                                      -------      -------
NET CASH (USED IN) INVESTING ACTIVITIES .........................        (903)      (2,906)
FINANCING ACTIVITIES
Repayment of long-term debt .....................................        (155)      (5,734)
Borrowings under bank credit agreement ..........................          11           --
Proceeds from employee stock purchase plan/exercise
  of stock options ..............................................          71          243
                                                                      -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......................         (73)      (5,491)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................        (378)        (455)
Cash and cash equivalents at beginning of period ................         364        5,355
                                                                      -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $   (14)     $ 4,900
                                                                      =======      =======
Amount paid for interest
  (net of capitalized interest) .................................     $   655      $ 1,433
Amount paid for income taxes ....................................          --           --

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

    The Company experienced losses from operations in the first six months of 2003 and in each of the three most recent years (2000-2002) and has a working capital deficiency of $40.1 million as of June 30, 2003. The Company also is in default under its existing senior credit agreement and subordinated debt agreements and is subject to ongoing Food and Drug Administration ("FDA") compliance matters that could have a material adverse effect on the Company. See Note H - "Financing Arrangements" and Note M - "Legal Proceedings". Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lender, the Company's subordinated lenders are currently prohibited from taking action to collect the subordinated debt without the consent of the Company's senior lender, and the Company is working with the FDA to favorably resolve such compliance matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing compliance matters with the FDA and (iv) ultimately refinance its senior bank debt, resolve the defaults under its subordinated debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

    While there can be no guarantee that the Company will be able to continue to generate sufficient revenues and cash flow from operations to finance its current cash needs, the Company generated positive cash flow from operations in 2002 and for the first six months of 2003. As of June 30, 2003, the Company had a deficit of approximately $14,000 in cash and equivalents due to outstanding checks and approximately $1.3 million of undrawn availability under its second line of credit described below. As a result of its cash position and its negative accounts receivable balance, in July, 2003, the Company obtained an additional $1,000,000 of availability under its second line of credit. There can be no assurance that the line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company's business.

    There can also be no guarantee that the Company will successfully resolve the ongoing compliance matters with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.

    Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt, resolving the defaults under its subordinated debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lender, and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt and resolving the defaults under its subordinated debt. The Company has also added key management personnel, including the appointment of a new chief executive officer, vice president of operations and vice president of quality assurance, quality control and regulatory affairs, and additional personnel in critical areas. Management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company's results of operations, cash flow from operations and its prospects for refinancing its senior debt and obtaining additional financing for future operations.

    As a result of all of the factors cited in the preceding paragraphs, management of the Company believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern. Further, even if the Company's efforts to raise additional financing and explore other strategic alternatives result in a transaction that repays the senior bank debt and resolves the defaults under its subordinated debt, there can be no assurance that the current common stock will have any value following such a transaction. In particular, if any new financing is obtained, it likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.

    As discussed in Note H - "Financing Arrangements", the Company has significant borrowings which require, among other things, compliance with various covenants. The borrowings are incurred primarily under an amended and restated revolving credit agreement (the "Credit Agreement").

    On September 16, 2002, the Company was notified by its senior lender that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lender also notified the Company that it would forbear from exercising its remedies under the Credit Agreement until January 3, 2003 (as indicated below, subsequently extended to August 22, 2003) if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lender entered into an agreement under which the senior lender would agree to forbear from exercising its remedies (the "Forbearance Agreement") and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit that currently allows the Company to borrow the lesser of
(i) the difference between the Company's outstanding indebtedness to the senior lender and $39,200,000 and (ii) $2,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lender.

    The Company, as required in the Forbearance Agreement, agreed to provide the senior lender with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the "Consulting Agreement") with a consulting firm, AEG Partners, LLC (the "Consultant"), whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company's day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company's senior lender, upon learning of the Consultant's action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant's resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lender gave notice of its exercise of certain remedies available under the Credit Agreement including, but not limited to, its setting off the Company's deposits with the senior lender against the Company's obligations to the senior lender. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lender withdrawing its demand for payment and restoring the Company's accounts.

    During the Company's discussions with the Consultant, the Company agreed to establish a special committee of the Board (the "Corporate Governance Committee"), originally consisting of Directors Ellis and Bruhl, with Mr. Ellis serving as Chairman. Ron Johnson was added to the Corporate Governance Committee when he was appointed to the Board in March, 2003. The Board delegated to the Corporate Governance Committee all authority to make any and all decisions with respect to the evaluation and approval of the restructuring plan to be developed by the Consultant with respect to the Company's bank debt and to interface with the Consultant regarding the Company's restructuring actions. The Company also agreed that the Consultant will oversee the Company's interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a "success fee" arrangement with the Consultant. Under terms of the arrangement, if the Company is successful in refinancing or restructuring its debt pursuant to a new or restated credit facility maturing on or after January 1, 2004, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of the debt which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue a warrant to purchase 1,250,000 shares of common stock at an exercise price of $1.00 per share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant's engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

    As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's senior lender in December 2002. The restructuring plan requested that the senior lender convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the second line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the senior lender agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the senior lender agreed to successive short-term extensions of the Forbearance Agreement until the completion of the re-inspection. Following completion of the FDA re-inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - "Legal Proceedings"), the senior lender indicated that it was not willing to convert the senior debt to a term loan, but it did agree to further extensions of the Forbearance Agreement. As required by one of these extensions, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. That process is continuing.

    On July 3, 2003 the senior lender extended the expiration date of the Forbearance Agreement from June 30, 2003 until July 31, 2003 and agreed to make up to an additional $1,000,000 available to the Company under its current line of credit increasing the maximum amount available under the line of credit from $1,750,000 to $2,750,000. On August 8, 2003, the senior lender extended the expiration date of the Forbearance Agreement until August 22, 2003.

    The Forbearance Agreement, as amended and extended, provides that the senior lender will forbear from exercising its remedies as a result of specified existing defaults by Akorn until the earlier of the expiration date and the occurrence of any additional defaults by Akorn under the Credit Agreement. Subject to the absence of any additional defaults and subject to the senior lender's satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond August 22, 2003.

    As described in more detail in Note M - "Legal Proceedings", the Company is also subject to ongoing compliance matters with the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matters, an unfavorable outcome may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.

    In the event that the Company is not in compliance with the Credit Agreement covenants and does not negotiate amended covenants or obtain a waiver thereof, then the senior lender, at its option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets.

    Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K.

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


NOTE D - ACCOUNTS RECEIVABLE ALLOWANCES

    The nature of the Company's business inherently involves, in the ordinary course, significant amounts and substantial volumes of accounting activity (i.e., transactions and estimates) relating to allowances for product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company's wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company's accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers. The amount of the deduction (if any) depends on the identity of the end-user customer and the specific pricing arrangements that Akorn has with that customer. This process can lead to "partial payments" against outstanding invoices as the wholesalers take the claimed deductions at the time of payment. The Company's negative accounts receivable balance of $504,000 as of June 30, 2003 consists of gross receivables of $5,601,000, less an aggregate of $5,546,000 in allowances for chargebacks, rebates, product returns and discounts and a $559,000 allowance for doubtful accounts.

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

    The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesalers under the various contracts and programs. For the three month period ended June 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $3,543,000, and $3,478,000, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $6,305,000, and $7,554,000, respectively. The allowance for chargebacks and rebates was $4,076,000 and $4,302,000 as of June 30, 2003 and December 31, 2002,
respectively.

Allowance for Product Returns

    The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three month period ending June 30, 2003 and 2002 the Company recorded a provision for product returns of $640,000, and $588,000, respectively. For the six month period ending June 30, 2003 and 2002 the Company recorded a provision for product returns of $1,337,000, and $1,032,000, respectively. The allowance for potential product returns was $1,354,000 and $1,166,000 at June 30, 2003 and December 31, 2002, respectively.

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

    o Developed assumptions reflecting management's judgments as to the most likely circumstances and outcomes regarding, among other matters: (a) collectibility of outstanding balances relating to "partial payments;"
        (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances - based upon information available at the time.

    For the three month periods ending June 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($342,000) and ($400,000), respectively. For the six month periods ending June 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($288,000) and ($400,000), respectively. The allowance for doubtful accounts was $559,000 and $1,200,000 as of June 30, 2003 and December 31, 2002,
respectively. As of June 30, 2003, the Company had a total of $2,408,000 of past due gross accounts receivable, of which $97,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $559,000, the portion related to the wholesaler customers is $397,000 with the remaining $162,000 reserve for all other customers.

Allowance for Discounts

    The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the three month periods ending June 30, 2003 and 2002, the Company recorded a provision for discounts of $155,000 and $214,000, respectively. For the six months ending June 30, 2003 and 2002, the Company recorded a provision for discounts of $358,000 and $513,000, respectively. The allowance for discounts was $116,000 and $172,000 as of June 30, 2003 and December 31, 2002, respectively.

NOTE E - INVENTORY

    The components of inventory are as follows (in thousands):

                                       JUNE 30,    DECEMBER 31,
                                         2003          2002
                                     -----------   -----------
     Finished goods...............    $    3,875    $    3,460
     Work in process..............         2,494         1,877
     Raw materials and supplies...         3,397         5,064
                                      ----------    ----------
                                      $    9,766    $   10,401
                                      ==========    ==========

    Inventory at June 30, 2003 and December 31, 2002 is reported net of reserves for slow-moving, unsaleable and obsolete items of $1,045,000 and $1,206,000, respectively, primarily related to finished goods. For the three month period ended June 30, 2003 and 2002, the Company recorded a provision of $239,000 and $243,000, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded a provision of $408,000 and $493,000, respectively.

NOTE F - INTANGIBLE ASSETS

    Intangible assets consist of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. The Company assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. The Company has no goodwill or other similar asset with indefinite lives currently recorded on its balance sheet. A summary of the Company's acquired amortizable intangible assets as of June 30, 2003 is as follows (in thousands):

                                  AS OF JUNE 30, 2003
                   -----------------------------------------------
                   GROSS CARRYING     ACCUMULATED     NET CARRYING
                      AMOUNT          AMORTIZATION      AMOUNT
                   --------------     -----------     ------------
Product Licenses     $22,685           $ 9,241         $13,444

    The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2007 will be as follows (in thousands):

     For the year ended 12/31/03 (a).....   1,419
     For the year ended 12/31/04.........   1,404
     For the year ended 12/31/05.........   1,357
     For the year ended 12/31/06.........   1,304
     For the year ended 12/31/07.........   1,281

    (a) Amortization expense for the three months and six months ended June 30, 2003 amounted to $344,000 and $699,000, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):

                                              JUNE 30,     DECEMBER 31,
                                                2003          2002
                                              --------     -----------
Land ....................................     $    396      $    396
Buildings and leasehold improvements ....        8,890         8,890
Furniture and equipment .................       27,739        27,390
Automobiles .............................           55            55
                                              --------      --------
                                                37,080        36,731
Accumulated depreciation ................      (20,766)      (19,236)
                                              --------      --------
                                                16,314        17,495
Construction in progress ................       18,374        17,819
                                              --------      --------
                                              $ 34,688      $ 33,514
                                              ========      ========

    Construction in progress primarily represents capital expenditures related to the Company's Lyophilization project that, upon completion, is expected to enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the Lyophilization project of $306,000 and $280,000 during the three-month periods ended June 30, 2003 and 2002, respectively. For the six month period ended June 30, 2003 and 2002, the Company capitalized interest expense related to the Lyophilization project of $602,000 and $545,000, respectively.

NOTE H - FINANCING ARRANGEMENTS

    In December 1997, the Company entered into a $15,000,000 revolving Credit Agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries and contains a number of restrictive covenants. There were outstanding borrowings of $35,870,000 as of June 30, 2003 and $39,483,000 as of June 30,
2002. The interest rate as of June 30, 2003 was 7.25%.

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

    On July 12, 2001, the Company entered into a forbearance agreement (the "Prior Agreement") with its senior lender under which the lender agreed to forbear from taking action against the Company to enforce its rights under the then existing Credit Agreement until January 2, 2002. As part of the Prior Agreement, the Company acknowledged the existence of certain events of default. These events included a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

    The Company received two extensions, which extended the Prior Agreement to February 1, 2002 and March 15, 2002, respectively. Both of these extensions carried the same reporting requirements and covenants while establishing new cash receipts covenants for the months of January and February in 2002.

    On April 12, 2002, in lieu of further extending the Prior Agreement, the Company entered into an amendment to the Credit Agreement (the "2002 Amendment"), effective January 1, 2002. The 2002 Amendment included, among other things, extension of the term of the agreement, establishment of a payment schedule and the amendment and addition of certain covenants. The new covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the Credit Agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of the Company's stock other than a cessation of trading generally in the United States securities market, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to an engagement letter at any time after June 15, 2002 or (i) any material adverse action taken by the FDA, the SEC, the DEA or any other governmental authority based on an alleged failure to comply with laws or regulations. The Credit Agreement required a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The Company remitted the $5.6 million payment on May 8, 2002. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million.

    The Company's senior lender agreed to extend the Credit Agreement, as amended, to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements except that the Company is not required to comply with conditions (g) and (h) which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.

    On September 16, 2002, the Company was notified by its senior lender that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lender also notified the Company that it would forbear from exercising its remedies under the Credit Agreement until January 3, 2003 if a forbearance agreement could be reached.

    On September 20, 2002, the Company and its senior lender entered into an agreement under which the senior lender would agree to forbear from exercising its remedies (the "Forbearance Agreement") and the Company acknowledged its then-current default. The Forbearance Agreement provides a second line of credit that currently allows the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lender and $39,200,000, and (ii) $2,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement requires that, except for existing defaults, the Company continue to comply with all of the covenants in the Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lender.

    The Company, as required in the Forbearance Agreement, agreed to provide the senior lender with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the "Consulting Agreement") with a consulting firm, AEG Partners, LLC (the "Consultant") whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company's day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company's alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company's senior lender, upon learning of the Consultant's action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant's resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lender gave notice of its exercise of certain remedies available under the Credit Agreement including, but not limited to, its setting off the Company's deposits with the senior lender against the Company's obligations to the senior lender. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lender withdrawing its demand for payment and restoring the Company's accounts.

    During the Company's discussions with the Consultant, the Company agreed to establish a special committee of the Board (the "Corporate Governance Committee"), originally consisting of Directors Ellis, and Bruhl, with Mr. Ellis serving as Chairman. Ron Johnson was added to the Corporate Governance Committee when he was appointed to the Board in March 2003. The Board delegated to the Corporate Governance Committee all authority to make any and all decisions with respect to the evaluation and approval of the restructuring plan to be developed by the Consultant with respect to the Company's bank debt and to interface with the Consultant regarding the Company's restructuring actions. The Company also agreed that the Consultant will oversee the Company's interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a "success fee" arrangement with the Consultant. Under terms of the arrangement, if the Company is successful in refinancing or restructuring its debt pursuant to a new or restated credit facility maturing on or after January 1, 2004, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of the debt which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue a warrant to purchase 1,250,000 shares of common stock at an exercise price of $1.00 per share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant's engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

    As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's senior lender in December 2002. The restructuring plan requested that the senior lender convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the second line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the senior lender agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the senior lender agreed to successive short-term extensions the Forbearance Agreement until the completion of the re-inspection. Following completion of the FDA re-inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - "Legal Proceedings"), the senior lender indicated that it was not willing to convert the senior debt to a term loan, but it did agree to further extensions of the Forbearance Agreement. As required by one of these extensions, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. That process is continuing.


    On July 3, 2003 the senior lender extended the expiration date of the Forbearance Agreement from June 30, 2003 until July 31, 2003 and agreed to make up to an additional $1,000,000 available to the Company under its current line of credit increasing the maximum amount available under the line of credit from $1,750,000 to $2,750,000. On August 8, 2003, the senior lenders extended the expiration date of the Forbearance Agreement until August 22, 2003.

    The Forbearance Agreement, as amended and extended, provides that the senior lender will forbear from exercising its remedies as a result of specified existing defaults by Akorn until the earlier of the expiration date and the occurrence of any additional defaults by Akorn under the Credit Agreement. Subject to the absence of any additional defaults and subject to the senior lender's satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond August 22, 2003.

    As described in more detail in Note M - "Legal Proceedings", the Company is also subject to ongoing compliance matters with the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.

    In the event that the Company is not in compliance with the Credit Agreement covenants through the latest extension of the Forbearance Agreement and does not negotiate amended covenants or obtain a waiver thereof, then the senior lender, at its option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets.

    On July 12, 2001 as required under the terms of the Prior Agreement, the Company entered into a $5,000,000 subordinated debt transaction with The John N. Kapoor Trust dtd. 9/20/89 (the " Kapoor Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust's commitment to provide the subordinated debt. All unexercised warrants expire on December 20, 2006.

    Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Kapoor Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Kapoor Trust and the Company's senior lender. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

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

    In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund the Company's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001 (the "NeoPharm Promissory Note"), interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that the Company will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note is subordinated to the Company's senior debt but is senior to the Company's subordinated debt owed to the Kapoor Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company's lyophilization facility each year. The Company is currently in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company's Decatur, Illinois facility by June 30, 2003. As a result, amounts owed under the NeoPharm Promissory Note now bear interest at a default rate, which is 3% per annum over the rate that would otherwise be in effect.. However, the subordination provisions applicable to the NeoPharm Promissory Note prohibit NeoPharm from taking any action to enforce or collect the NeoPharm Promissory Note without the consent of the Company's senior lender. Dr. John N. Kapoor, the Company's chairman is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

    Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Kapoor Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement from July 12, 2004 to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Kapoor Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Kapoor Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. The Company is currently in default under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note. However, the Kapoor Trust is prohibited from taking any action to enforce or collect amounts owed to it without the prior written consent of the Company's senior lender and NeoPharm.

    In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,773,000 and $1,917,000 at June 30, 2003 and December 31, 2002, respectively.
The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

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

    The following table shows basic and diluted earnings per share computations for the three-month and six-months periods ended June 30, 2003 and June 30, 2002 (in thousands, except per share information):

                                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------     ------------------------
                                                                        2003            2002            2003         2002
                                                                     ---------     -------------    ----------    -----------
Net loss per share - basic:
   Net loss .....................................................     $ (4,197)        $   (783)       $ (4,074)     $   (632)

   Weighted average number of shares outstanding ................       19,723           19,566          19,705        19,545
Net loss per share - basic ......................................     $  (0.21)        $  (0.04)       $  (0.21)     $  (0.03)
                                                                      ========         ========        ========      ========
Net loss per share - diluted:
   Net loss .....................................................     $ (4,197)        $   (783)       $ (4,074)     $   (632)
   Net loss adjustment for interest on convertible debt
      and convertible interest on debt ..........................           --               --              --            --
                                                                      --------         --------        --------      --------
   Net loss, as adjusted ........................................     $ (4,197)        $   (783)       $ (4,074)     $   (632)
                                                                      --------         --------        --------      --------

   Weighted average number of shares outstanding ................       19,723           19,566          19,705        19,545
   Additional shares assuming conversion of convertible debt
      and convertible interest on debt ..........................           --               --              --            --
   Additional shares assuming exercise of warrants ..............           --               --              --            --
   Additional shares assuming exercise of options ...............           --               --              --            --
   Weighted average number of shares outstanding, as adjusted ...       19,723           19,566          19,705        19,545
Net loss per share - diluted ....................................     $  (0.21)        $  (0.04)       $  (0.21)     $  (0.03)
                                                                      ========         ========        ========      ========


    Certain warrants, options and conversion rights are not included in the earnings per share calculation when the exercise price or conversion price is greater that the average market price for the period. The number of shares subject to warrants, options and conversion rights excluded in each period is reflected in the following table (in thousands):


                                                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                        JUNE 30,            JUNE 30,
                                                                                  ------------------   ------------------
                                                                                   2003        2002      2002      2002
                                                                                  ------     -------   -------    -------
Shares subject to anti-dilutive warrants and conversion rights not
included in earnings per share calculation......................................  4,474         --        4,474       --
Shares subject to anti-dilutive options not included in earnings per
share calculation...............................................................  3,600       2,568       3,600     2,568

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

    If compensation for employee options had been determined based on SFAS 123, the Company's pro forma net income and pro forma income per share for the six months ended June 30, would have been as follows (in thousands, except per share information):


                                                  2003         2002
                                               -------      -------
Net loss, as reported                          $(4,074)     $  (632)
Add stock-based employee compensation
   expense included in reported net income          --           --
Deduct total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards                                       (86)        (204)
Pro forma net loss                             $(4,160)     $  (836)
Basic and diluted loss per share
  of common stock
Basic as reported                              $ (0.21)     $ (0.03)
Basic pro forma                                $ (0.21)     $ (0.03)
Diluted as reported                                N/A          N/A
Diluted pro forma                                  N/A          N/A


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


                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                ---------------------------     --------------------------
                                                  2003               2002         2003              2002
                                                --------          ---------     --------          --------
REVENUES
Ophthalmic ................................     $  5,965          $  7,000      $ 11,252          $ 13,785
Injectable ................................        1,544             4,411         7,449             8,199
Contract Services .........................        1,331             2,754         2,921             5,624
                                                --------          --------      --------          --------
      Total revenues ......................     $  8,840          $ 14,165      $ 21,622          $ 27,608
                                                ========          ========      ========          ========
GROSS PROFIT
Ophthalmic ................................     $  1,136          $  3,600      $  3,087          $  7,264
Injectable ................................         (228)            2,586         3,777             4,427
Contract Services .........................         (373)              180          (485)            1,024
                                                --------          --------      --------          --------
      Total gross profit ..................          535             6,366         6,379            12,715

Operating expenses ........................        4,316             6,832         9,367            12,050
                                                --------          --------      --------          --------
      Total operating income ..............       (3,781)             (466)       (2,988)              665
Interest and other income  (expense) ......         (613)             (826)       (1,257)           (1,713)
                                                --------          --------      --------          --------

   Loss before income taxes................     $ (4,393)         $ (1,292)     $ (4,245)         $ (1,048)
                                                ========          ========      ========          ========


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

    On July 11, 2003, the Company reached a revised agreement in principle with the staff of the SEC's regional office in Denver, Colorado, that would resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The proposed consent order, as revised, contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant ("consultant") acceptable to the staff to perform a test of the Company's material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company's accounts receivables. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connection with this proceeding.

    In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspection findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002 the FDA conducted another inspection of the Decatur facility, which also identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection also identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions and has provided progress reports to the FDA on April 15, and May 15, 2003 and June 15, 2003.

    As a result of the latest inspection and the Company's response, the FDA may take any of the following actions: (i) permit the Company to continue its corrective actions and conduct another inspection (which likely would not occur before the fourth quarter of 2003) to assess the success of these efforts; (ii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iii) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA's course of action.

    FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application ("NDA"), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application ("ANDA"). The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company. This has adversely impacted, and is likely to continue to adversely impact the Company's ability to grow sales. However, the Company believes that unless and until the FDA chooses option (ii) or (iii), the Company will be able to continue manufacturing and distributing its current product lines.

    If the FDA chooses option (ii) or (iii), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company's senior debt or could cause the Company's senior lender to refuse further extensions of the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity.

    On December 19, 2002 and January 22, 2003, the Company received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapsine, which the Company produced. The total amount claimed was $3.8 million. In July 2003, the Company agreed to a settlement with respect to one of the claims alleged by these demand letters. The Company does not believe that this settlement or the outcome of the second alleged claim will have a material impact on the Company's financial position.

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

    In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking Fund Requirements", which amended SFAS No. 4, is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 "Accounting for Leases", to require that certain lease modifications that have economic effects similar to a sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. Certain provisions of SFAS No. 145 are effective for the fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material effect on its financial statements.

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

NOTE O - SUBSEQUENT EVENTS

    On July 3, 2003 the Company's senior lender extended the expiration date of the Forbearance Agreement relating to the senior debt to July 31, 2003 and agreed to make up to an additional $1,000,000 available to the Company under its current line of credit increasing the maximum amount available under the line of credit from $1,750,000 to $2,750,000. On August 8, 2003, the senior lender further extended the expiration date of the Forbearance Agreement to August 22, 2003. For further discussion, refer to Note M - "Legal Proceedings" - to the Condensed Consolidated Financial Statements.

    On July 11, 2003 the Company reached a revised agreement in principle with the SEC staff that would resolve the issues arising from the SEC's investigation and proposed enforcement action. For further discussion, refer to Note M - "Legal Proceedings" - to the Condensed Consolidated Financial Statements.

    On July 15, 2003 NeoPharm notified the Company that it believed that the Company had defaulted on its obligations under the processing agreement entered into in connection with the NeoPharm Promissory Note. Although the Company does not agree with NeoPharm's assertions regarding the processing agreement, it has acknowledged that an event of default occurred under the NeoPharm Promissory Note as a result of the Company's failure to remove all FDA warning letter sanctions related to the Company's Decatur, Illinois facility by June 30, 2003. However, the subordination provisions applicable to the NeoPharm Promissory Note prohibit NeoPharm from taking any action to enforce or collect the NeoPharm Promissory Note without the consent of The Northern Trust Company. For further discussion, refer to Note H - "Financing Arrangements" - to the Condensed Consolidated Financial Statements.

    On July 21, 2003, the Kapoor Trust notified the Company that it was in default under the Trust Agreement as a result of, among other things, a cross-default to the NeoPharm Promissory Note. However, the Kapoor Trust is prohibited from taking any action to enforce or collect amounts owed to it without the prior written consent of the Company's senior lender and NeoPharm. For further discussion, refer to Note H - "Financing Arrangements" - to the Condensed Consolidated Financial Statements.

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

The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesalers under the various contracts and programs. For the three month period ended June 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $3,543,000, and $3,478,000, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $6,305,000, and $7,554,000, respectively. The allowance for chargebacks and rebates was $4,076,000 and $4,302,000 as of June 30, 2003 and December 31, 2002,
respectively.

ALLOWANCE FOR PRODUCT RETURNS

    The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three month period ending June 30, 2003 and 2002 the Company recorded a provision for product returns of $640,000, and $588,000, respectively. For the six month period ending June 30, 2003 and 2002 the Company recorded a provision for product returns of $1,337,000, and $1,032,000, respectively. The allowance for potential product returns was $1,354,000 and $1,166,000 at June 30, 2003 and December 31, 2002, respectively.

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

    o Developed assumptions reflecting management's judgments as to the most likely circumstances and outcomes regarding, among other matters: (a) collectibility of outstanding balances relating to "partial payments;"
        (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances - based upon information available at the time.

    For the three month periods ending June 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($342,000) and ($400,000), respectively. For the six month periods ending June 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($288,000) and ($400,000), respectively. The allowance for doubtful accounts was $559,000 and $1,200,000 as of June 30, 2003 and December 31, 2002,
respectively. As of June 30, 2003, the Company had a total of $2,408,000 of past due gross accounts receivable, of which $97,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $559,000, the portion related to the wholesaler customers is $397,000 with the remaining $162,000 reserve for all other customers.

ALLOWANCE FOR DISCOUNTS

    The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the three month periods ending June 30, 2003 and 2002, the Company recorded a provision for discounts of $155,000 and $214,000, respectively. For the six months ending June 30, 2003 and 2002, the Company recorded a provision for discounts of $358,000 and $513,000, respectively. The allowance for discounts was $116,000 and $172,000 as of June 30, 2003 and December 31, 2002, respectively.

ALLOWANCE FOR SLOW-MOVING INVENTORY

    The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. For the three month period ended June 30, 2003 and 2002, the Company recorded a provision of $239,000 and $243,000, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded a provision of $408,000 and $493,000, respectively. The allowance for inventory obsolescence at June 30, 2003 and December 31, 2002 was $1,045,000 and $1,206,000, respectively.

INCOME TAXES

    The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset is necessary, the Company considers both negative and positive evidence, which can be objectively verified. Based upon its analysis, the Company established a valuation allowance in 2002 and for the first six months of 2003 to reduce the deferred tax asset to zero.

INTANGIBLES

    Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at June 30, 2003 and December 31, 2002 was $9,241,000 and $8,543,000, respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

         FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

    Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

    o the Company's ability to restructure or refinance its debt to its senior lender, which is currently in default, but subject to a forbearance agreement;

    o the Company's ability to obtain further extensions of the forbearance agreement which originally expired on January 3, 2003, but has subsequently been extended for successive short-term periods, the latest of which expires on August 22, 2003;

    o the subordination provisions that currently prohibit NeoPharm from taking any action to enforce or collect the NeoPharm Promissory Note, which is currently in default, without the prior written consent of Company's senior lender;

    o the subordination provisions that currently prohibit the Kapoor Trust from taking any action to enforce or collect the subordinated debt owed to the Kapoor Trust, which is currently in default, without the prior written consent of Company's senior lender and NeoPharm;

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

    o other factors referred to in the Company's other Securities and Exchange Commission filings including " Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors that May Affect Future Results" in the Company's Form 10-K for 2002.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO 2002

    The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):


                                    THREE MONTHS ENDED JUNE 30,
                                      2003               2002
                                    ----------------------------
Ophthalmic segment..........        $   5,965          $   7,000
Injectable segment..........            1,544              4,411
Contract Services segment...            1,331              2,754
                                    ---------          ---------
Total revenues..............        $   8,840          $  14,165
                                    =========          =========

    Consolidated revenues decreased 37.6% in the quarter ended June 30, 2003 compared to the same period in 2002.

    Ophthalmic segment revenues decreased 14.8%, due to lower volume of the Company's diagnostic products, particularly Fluress and Fluoracaine which were impacted by the continued effects of the late 2002 temporary suspension of production, pending requalification of these products in a new container. Injectable segment revenues decreased 65.0% for the quarter because the release of the rheumatology and antidote product backorder in the first quarter of 2003 resulted in surplus customer inventory in the second quarter. The Company anticipates that injectable revenues will return to 2002 levels in subsequent quarters. Contract services revenues decreased by 51.7% due to customer concerns about the status of the ongoing FDA compliance matters at the Company's Decatur facility as well as the temporary closure for aseptic processing of a production room at that same facility.

    The Company anticipates that revenues from the Contract Services segment will continue to lag historical levels and that Ophthalmic and Injectable segment revenues are not likely to grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the fourth quarter of 2003. See Part II - Item 1 - "Legal Proceedings". Production of Fluress in a new container resumed in June and sales resumed in July 2003. However, production of Fluress, Fluoracaine and other ophthalmic products is currently suspended due to temporary closure of another production room at the Decatur facility. The Company does not expect to resume aseptic processing in the aforementioned Decatur production room or to reopen the other production room prior to the fourth quarter of 2003. While the Company does have Fluress and other ophthalmic product inventory on hand that it can ship, revenues and cash flow from operations for the fourth quarter of 2003 could be adversely impacted if the Company is unable to resume aseptic processing in the aforementioned Decatur production room or reopen the other production room in the fourth quarter of 2003, as expected.

    Consolidated gross margin was 6.1% for the second quarter as compared to a gross margin of 44.9% in the same period a year ago, mainly due to the volume decrease in high margin antidote and rheumatology product sales combined with volume shortfalls in the Ophthalmic and Contract Services segments. Additionally, increased costs associated with addressing the Company's current FDA compliance matters had a negative margin impact for the quarter.

    Selling, general and administrative (SG&A) expenses decreased 39.1%, to $3,844,000 from $6,315,000, during the quarter ended June 30, 2003 as compared to the same period in 2002. 2002 results include a $1,559,500 asset impairment charge related to the abandonment of the Johns Hopkins patents. Net of this charge, SG&A expenses decreased 19.2%, due to lower personnel and marketing costs.

    Provision, net of recoveries, for bad debts was a net $234,000 recovery for the second quarter of 2003. Provision, net of recoveries, for bad debts was a net $400,000 recovery for the second quarter of 2002.

    Research and development (R&D) expense decreased 35.6% in the quarter, to $362,000 from $562,000 for the same period in 2002 due to scaled back activities from historical levels pending resolution of the FDA warning letter.

    Interest and other expense for the second quarter of 2003 was $612,000, a 25.9% decrease compared to the same period in the prior year, primarily due to lower interest rates as well as a lower debt balance.

    The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is more likely than not to be realized. The Company recorded a valuation allowance of $1,638,000 in the second quarter of 2003, which reduced the deferred tax asset to zero.

    For the second quarter of 2003, the Company recorded a net tax benefit of $196,000 relating to anticipated state income tax refunds. For the second quarter of 2002, the Company recorded a net tax benefit of $509,000 relating to the pre-tax loss for the period. The $1,638,000 valuation allowance for deferred taxes described in the preceding paragraph eliminated any potential federal income tax benefits from the net tax benefit for the second quarter of 2003. There was no valuation allowance for deferred taxes at the end of the second quarter of 2002.

    The Company reported a net loss of 4,197,000 or $0.21 per weighted average share for the three months ended June 30, 2003, versus share a loss of $783,000 or $0.04 per weighted average share for the comparable prior year quarter. The reduction in net income was due primarily to the decrease in revenues and gross margins and increase in the deferred tax valuation allowance, partially offset in part by lower expenditures in SG&A, research and development and reduced interest expenses.


SIX MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO 2002

    The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

                                   SIX MONTHS ENDED JUNE 30,
                                    2003               2002
                                 ----------------------------
Ophthalmic segment..........     $  11,252          $  13,785
Injectable segment..........         7,449              8,199
Contract Services segment...         2,921              5,624
                                 ---------          ---------
Total revenues..............     $  21,622          $  27,608
                                 =========          =========

    Consolidated revenues decreased 21.7% for the six months ended June 30, 2003 compared to the same period in 2002.

    Ophthalmic segment revenues decreased 18.4%, primarily due to the temporary suspension in late 2002 of production of Fluress and Fluoracaine, as well as increased customer purchases of angiography and ointment products in the fourth quarter of 2002, which resulted in surplus customer inventory during the 2003 period. Injectable segment revenues decreased 9.1% year to date due to lower volumes of anesthesia products partially offset by increased sales due to the release of rheumatology and antidote product backorders. The Company anticipates that injectable revenues will return to 2002 levels in subsequent quarters. Contract services revenues decreased by 48.1% due mainly to customer concerns about the status of the ongoing FDA compliance matters at the Company's Decatur facility as well as the temporary closure for aseptic processing of a production room at that same facility.

    The Company anticipates that revenues from the Contract Services segment will continue to lag historical levels and that Ophthalmic and Injectable segment revenues are not likely to grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the fourth quarter of 2003. See Part II - Item 1 - "Legal Proceedings". Production of Fluress in a new container resumed in June and sales resumed in July 2003. However, production of Fluress, Fluoracaine and other ophthalmic products is currently suspended due to temporary closure of another production room at the Decatur facility. The Company does not expect to resume aseptic processing in the aforementioned Decatur production room or to reopen the other production room prior to the fourth quarter of 2003. While the Company does have Fluress and other ophthalmic product inventory on hand that it can ship, revenues and cash flow from operations for the fourth quarter of 2003 could be adversely impacted if the Company is unable to resume aseptic processing in the aforementioned Decatur production room or reopen the other production room in the fourth quarter of 2003, as expected.

    The chargeback and rebate expense for the six months ended June 30, 2003 declined to $6,305,000 from $7,554,000 in the comparable period in the prior year, due to the increase in the product sales mix of lower chargeback and rebate percentage items, such as antidote and rheumatology products.

    Year to date consolidated gross margin was 29.5% for 2003 as compared to a gross margin of 46.1% in the same period a year ago. The increase in higher margin antidote and rheumatology product sales was more than offset by the volume declines in the Ophthalmic and Contract Services segments and increased costs associated with the resolution of the Company's current FDA compliance matters.

    Selling, general and administrative (SG&A) expenses decreased 25.6%, to $8,013,000 from $10,770,000, for the year to date period ended June 30, 2003 as compared to the same period in 2002. Net of the $1,559,500 asset impairment charge related to the abandonment of the Johns Hopkins patents, SG&A expenses decreased 11.8%, due to lower personnel and marketing costs.

    Provision, net of recoveries, for bad debts was a $287,000 net recovery year to date, reflecting a $136,000 provision which was offset by $424,000 in recoveries for the same period. The bad debt expenses net of recoveries for 2002 was a net $400,000 recovery, reflecting a $0 provision which was offset by $400,000 in recoveries for the same period.

    Research and development (R&D) expense decreased 15.0% in 2003, to $835,000 from $982,000 for the same period in 2002 due to scaled back activities from historical levels pending resolution of the FDA warning letter.

    Interest and other expense for the six month period ending June 30, 2003 was $1,257,000, a 26.6% decrease compared to the same period in the prior year, primarily due to lower interest rates as well as a lower debt balance.

    The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company recorded a valuation allowance of $1,638,000 in the second quarter of 2003, which reduced the deferred tax asset to zero.

    For the six months ending June 30, 2003, the Company recorded a net tax benefit of $171,000 relating to anticipated state income tax refunds. For the six months ending June 30, 2002, the Company recorded a net tax benefit of $416,000 relating to the pre-tax loss for the period. The $1,638,000 valuation allowance for deferred taxes described in the preceding paragraph eliminated any potential federal income tax benefits from the net tax benefit for the six months ending June 30, 2003. There was no valuation allowance for deferred taxes at the end of the six month period ending June 30, 2002.

    The Company reported a net loss of $$4,074,000 or $0.21 per weighted average share for the six months ended June 30, 2003, versus share $416,000 or $0.03 per weighted average share for the comparable prior year quarter. The reduction in net income was due primarily to the decrease in revenues and gross margins and increase in the deferred tax valuation allowance, partially offset by lower SG&A and research expenditures as well as reduced interest expenses.


FINANCIAL CONDITION AND LIQUIDITY

Overview

    As of June 30, 2003, the Company had a cash and cash equivalent deficit of $14,000 and net accounts receivable as of June 30, 2003 was a negative $504,000. The cash and cash equivalents deficit was due to checks that were outstanding as of June 30, 2003. The Company's negative accounts receivable balance of $504,000 as of June 30, 2003 consists of gross receivables of $5,601,000, less an aggregate of $5,546,000 in allowances for chargebacks, rebates, product returns and discounts and a $559,000 allowance for doubtful accounts. The negative accounts receivable balance resulted from aggressive collection of outstanding receivables and from reduced sales in the second quarter of 2003. The net working capital deficiency at June 30, 2003 was $40,099,000 versus $30,564,000 at December 31, 2002. The negative working capital position reflects the classification of the Company's senior and subordinated debt obligations of $43,130,000 as a current liability at June 30, 2003, as compared to reclassification of only the senior debt obligations of $35,859,000 as of December 31, 2002.

    For the six months ended June 30, 2003, the Company had $599,000 in cash provided by operations, due to a decrease in accounts receivable and inventory, as well as an increase in accounts payable. The decrease in receivables was due to the collection on the sale of backordered injectable products from the first quarter of 2003 to customers whose credit terms were such that collection of the receivables occurred in April 2003 and from reduced sales in the second quarter of 2003. Inventory decreased due to strict controls over purchases of raw materials and components. Investing activities during the period ended June 30, 2003 used $930,000 in cash, including $780,000 related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities used $73,000 in cash during the period ended June 30, 2003.

    The Company experienced losses from operations for the first six months of 2003 and in each of the three most recent years (2000-2002) and has a working capital deficiency of $40.1 million as of June 30, 2003. The Company also is in default under its existing senior credit agreement and subordinated debt agreements and is subject to ongoing Food and Drug Administration ("FDA") compliance matters that could have a material adverse effect on the Company. See "Credit Agreement", "- Subordinated Debt" and Part II - Item 1 - "Legal Proceedings". Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lender, the Company's subordinated lenders are currently prohibited from taking action to collect the subordinated debt without the consent of the Company's senior lender, and the Company is working with the FDA to favorably resolve such compliance matters, there is substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing compliance matters with the FDA and (iv) ultimately refinance its senior bank debt, resolve the defaults under its subordinated debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

    While there can be no guarantee that the Company will be able to continue to generate sufficient revenues and cash flow from operations to finance its current cash needs, the Company generated positive cash flow from operations in 2002 and for the first six months of 2003. As of June 30, 2003, the Company a cash deficit of $14,000 and approximately $1.3 million of undrawn availability under the second line of credit described below. As a result of its cash position and its negative accounts receivable balance at the end of the second quarter, the Company obtained an additional $1,000,000 of availability under its second line of credit in July, 2003. There can be no assurance that the increased line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company's business.

    There also can be no guarantee that the Company will successfully resolve the ongoing compliance matters with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.

    Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt, resolving the defaults under its subordinated debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lender, and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt and resolving the defaults under its subordinated debt. The Company has also added key management personnel, including the appointment of a new chief executive officer, vice president of operations and vice president of quality assurance, quality control and regulatory affairs, and additional personnel in critical areas, such as quality assurance. Management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company's results of operations, cash flow from operations and the prospects for refinancing its senior debt, resolving the defaults under its subordinated debt and obtaining additional financing for future operations.

    As a result of all of the factors cited in the preceding three paragraphs, management believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern. Further, even if the Company's efforts to raise additional financing and explore other strategic alternatives result in a transaction that repays the senior bank debt and resolves the defaults under its subordinated debt, there can be no assurance that the current common stock will have any value following such a transaction. In particular, if any new financing is obtained, it likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.

Credit Agreement

    As discussed in Note H - "Financing Arrangements" - to the Condensed Consolidated Financial Statements, the Company has significant borrowings which require, among other things, compliance with various covenants. The borrowings consist primarily of an Amended and Restated Revolving Credit Agreement (the "Credit Agreement").

    On September 16, 2002, the Company was notified by its senior lender that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lender also notified the Company that they would forbear from exercising its remedies under the Credit Agreement until January 3, 2003 (as indicated below, subsequently extended to August 22, 2003) if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lender entered into an agreement under which the senior lender would agree to forbear from exercising its remedies (the "Forbearance Agreement") and the Company acknowledged its then-current default. The Forbearance Agreement provides a second line of credit that currently allows the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lender and $39,200,000, (ii) $2,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company's operations to repay borrowings under the new revolving loan, and to reduce the Company's other obligations to the senior lender. In the event that the Company is not in compliance with the continuing covenants under the Credit Agreement and does not negotiate amended covenants or obtain a waiver thereof, then the senior lender, at its option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company's assets. This could result in the Company seeking protection from its creditors and a reorganization under the federal bankruptcy code.

    As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company's senior lender in December 2002. The restructuring plan requested that the senior lender convert the Company's senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA's re-inspection of the Decatur facility in early December 2002, the Company and the senior lender agreed to defer further discussions of that request until completion of the re-inspection and the Company's response thereto. As a result, the senior lender agreed to successive short-term extensions of the Forbearance Agreement until the completion of the re-inspection. Following completion of the FDA re-inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - "Legal Proceedings"), the senior lender indicated that it was not willing to convert the senior debt to a term loan, but it did agree to further extensions of the Forbearance Agreement. As required by one of these extensions, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. That process is continuing.


    On July 3, 2003 the senior lender extended the expiration date of the Forbearance Agreement from June 30, 2003 until July 31, 2003 and agreed to make up to an additional $1,000,000 available to the Company under its current line of credit increasing the maximum amount available under the line of credit from $1,750,000 to $2,750,000. On August 8, 2003, the senior lenders extended the expiration date of the Forbearance Agreement until August 22, 2003.

    The Forbearance Agreement, as amended and extended, provides that the senior lender will forbear from exercising its remedies as a result of specified existing defaults by Akorn until the earlier of the expiration date and the occurrence of any additional defaults by Akorn under the Credit Agreement. Subject to the absence of any additional defaults and subject to the senior lender's satisfaction with the Company's progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond August 22, 2003.

FDA Compliance Matters

    As described in more detail in Part II - Item 1 - "Legal Proceedings", the Company is subject to ongoing FDA compliance matters. While the Company is cooperating with the FDA and seeking to resolve the pending matters, an unfavorable outcome may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement, any or all of which could have a material adverse effect on the Company's liquidity.

Facility Expansion

    The Company is in the process of completing an expansion of its Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services, which manufacturing capability the Company currently does not have. Subject to the Company's ability to refinance its senior debt, resolve the defaults under its current subordinated debt and obtain new financing for future operations and capital expenditures, the Company anticipates the completion of the Lyophilization expansion in the second half of 2004. As of June 30, 2003, the Company had spent approximately $17.2 million on the expansion and anticipates the need to spend approximately $1.0 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, the Company will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA.

Subordinated Debt

    On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with The John N. Kapoor Trust dtd. 9/20/89 (the "Kapoor Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust's commitment to provide the subordinated debt. All unexpired warrants will expire on December 20, 2006.

    Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Kapoor Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Kapoor Trust and the Company's senior lender. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

    In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund the Company's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001 (the "NeoPharm Promissory Note"), interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that the Company will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note is subordinated to the Company's senior debt but is senior to the Company's subordinated debt owed to the Kapoor Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company's lyophilization facility each year. The Company is currently in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company's Decatur, Illinois facility by June 30, 2003. As a result, amounts owed under the NeoPharm Promissory Note now bear interest at a default rate, which is 3% per annum over the rate that would otherwise be in effect.. However, the subordination provisions applicable to the NeoPharm Promissory Note prohibit NeoPharm from taking any action to enforce or collect the NeoPharm Promissory Note without the consent of the Company's senior lender. Dr. John N. Kapoor, the Company's chairman, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

    Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Kapoor Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement from July 12, 2004 to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Kapoor Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Kapoor Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. The Company is currently in default under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note. However, the Kapoor Trust is prohibited from taking any action to enforce or collect amounts owed to it without the prior written consent of the Company's senior lender and NeoPharm.

Other Indebtedness

    In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,773,000 and $1,917,000 at June 30, 2003 and December 31, 2002, respectively.
The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with changes in interest rates. The Company's interest rate exposure involves three debt instruments. The Credit Agreement and the subordinated convertible debentures issued to the John
N. Kapoor Trust bear the same interest rate, which fluctuates at Prime plus 300 basis points (3%). The NeoPharm Promissory Note bears interest at an initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter plus, as long as such note is in default, 300 basis points.
All of the Company's remaining long-term debt is at fixed interest rates. Management estimates that a change of 100 basis points in its variable rate debt from the interest rates in effect at June 30, 2003 would result in a $466,000 change in annual interest expense.

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

    The fair value of the debt obligations approximated the recorded value as of June 30, 2003. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company's current borrowing rate with its senior lender. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,649,000, would be lower than the current carrying value of $3,250,000.

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

    Based on their evaluation of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely communicating to them the material information relating to the Company required to be included in the Company's periodic SEC filings.

    As discussed in greater detail in the Company's Report on Form 8-K dated May 1, 2003, Deloitte & Touche LLP ("Deloitte") informed the Company that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2002, it noted certain matters involving the Company's internal controls that Deloitte considered to be material weaknesses. Although the Company does not necessarily agree with Deloitte's judgment that there existed material weaknesses in the Company's internal controls, the Company is in the process of implementing procedures designed to address all relevant internal control issues. In the second quarter of 2003, the Company updated its internal control policies and procedures, expanded its interim evaluation of accounts receivable for purposes of determining the allowance for doubtful accounts and reassigned certain personnel to strengthen the accounting for fixed assets. The Company also is in the process of taking a detailed inventory of its fixed assets. There were no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

    On July 11, 2003, the Company reached a revised agreement in principle with the staff of the SEC's regional office in Denver, Colorado, that would resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The proposed consent order, as revised, contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant ("consultant") acceptable to the staff to perform a test of the Company's material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company's accounts receivables. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connection with this proceeding.

    In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validations and process controls. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspection findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August, 2002 the FDA conducted another inspection of the Decatur facility, which also identified deviations from cGMPs. The Company responded to these observations in September, 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection also identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions and has provided progress reports to the FDA on April 15, May 15, 2003 and June 15, 2003.

    As a result of the latest inspection and the Company's response, the FDA may take any of the following actions: (i) permit the Company to continue its corrective actions and conduct another inspection (which likely would not occur before the fourth quarter of 2003) to assess the success of these efforts; (ii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iii) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA's course of action.

    FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application ("NDA"), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application ("ANDA"). The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company. This has adversely impacted, and is likely to continue to adversely impact the Company's ability to grow sales. However, the Company believes that unless and until the FDA chooses option (ii) or (iii), the Company will be able to continue manufacturing and distributing its current product lines.

    If the FDA chooses option (ii) or (iii), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company's senior debt or could cause the Company's senior lender to refuse further extensions of the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity.

    On December 19, 2002 and January 22, 2003, the Company received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapsine, which the Company produced. The total amount claimed was $3.8 million. In July 2003, the Company agreed to a settlement with respect to one of the claims alleged by these demand letters. The Company does not believe that this settlement or the outcome of the second alleged claim will have a material impact on the Company's financial position.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    The Company is currently in default under certain covenants in its senior credit facility, including the failure to make a $39,200,000 principal payment that was due on August 31, 2002, as well as under a cross-default to other indebtedness of the Company. The Company is current on its interest payment obligations to its senior lender. As long as the Company is in compliance with the terms of the Forbearance Agreement entered into with the senior lender on September 20, 2002, as amended, the senior lender has agreed to forbear from exercising its remedies with respect to specified existing defaults under the credit facility until August 22, 2003. The total amount owed under the senior credit facility as of August 13, 2003 was $37,300,000.

    The Company also is in default under a Promissory Note to NeoPharm, Inc. in the principal amount of $3,250,000 as a result of the Company's failure to remove all FDA warning letter sanctions related to the Company's Decatur, Illinois facility by June 30, 2003. However, NeoPharm is prohibited from taking any action to enforce or collect the NeoPharm Promissory Note without the prior written consent of Company's senior lender.

    The Company also is in default under the Convertible Bridge Loan and Warrant Agreement relating to the $5,000,000 subordinated loan made to the Company by The John N. Kapoor Trust dtd. 9/20/89 as a result of a cross-default to the NeoPharm

Promissory Note. However, the Kapoor Trust is prohibited from taking any action to enforce or collect amounts owed to it without the prior written consent of the Company's senior lender and NeoPharm.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

ITEM 5. OTHER INFORMATION

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    (10.1) Amendment #1 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company dated as of October 18, 2002

    (10.2) Amendment #12 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company dated as of June 30, 2003

    (10.3) Amendment #13 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company dated as of July 31, 2003.

    (10.4) Subordination and Standby Agreement executed by The John N. Kapoor Trust dtd. September 20, 1989 in favor of The Northern Trust Company dated as of July 12, 2001.

    (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

    (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

    (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

    During the quarterly period ended June 30, 2003, the Company filed a report on Form 8-K dated May 1, 2003 and an amendment to that report on Form 8-K/A dated May 21, 2003 relating to changes in the Company's certifying accountant.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AKORN, INC.

                                             /s/  BERNARD J. POTHAST
                                             -----------------------------------
                                                     Bernard J. Pothast
                                               Vice President, Chief Financial
                                                   Officer and Secretary
                                               (Duly Authorized and Principal
                                                       Financial Officer)

Date: August 14, 2003