Form 10-Q
period 2003-09-30
AKORN INC
filed 2003-11-19
CIK 3116

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ----------------- TO ------------------

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

                                 Yes [ ] No [X]

    The financial statements included in this Form 10-Q have not been reviewed by independent public accountants in accordance with Rule 10-01 (d) of Regulation S-X. See explanatory Note on Page 2.

    At November 10, 2003 there were 19,821,046 shares of common stock, no par value, outstanding.

================================================================================

                                EXPLANATORY NOTE

         On April 24, 2003, Deloitte and Touche LLP ("Deloitte") notified the Company that it would decline to stand for re-election as the Company's independent accountants after completion of the audit of the Company's consolidated financial statements as of and for the year ending December 31, 2002. Deloitte completed its audit and delivered its auditors' report on May 20, 2003, and has advised the Company that the client-auditor relationship between the Company and Deloitte has ceased. On October 22, 2003, the Company engaged BDO Siedman, LLP as the Company's principal accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003 and to review the Company's financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2003. BDO Siedman has informed the Company that it will not be able to complete the review of the Company's quarterly financial statements until December 2003. As a result, independent accountants have not reviewed the financial statements and notes thereto included in this Form 10-Q in accordance with rule 10-01(d) of Regulation S-X and this Form 10-Q does not comply with other requirements of Section 13(a) of the Securities and Exchange Act of 1934 ("Exchange Act") relating to independent accountants or auditors. The Company believes that the unaudited financial statements and notes to the consolidated financial statements included therein contain all of the information and necessary adjustments for a fair presentation of these financial statements and accompanying notes.

                                                                      PAGE
                                                                      ----
PART I. FINANCIAL INFORMATION
    ITEM 1. Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets-September 30, 2003
        and December 31, 2002......................................     3
        Condensed Consolidated Statements of Operations-Three
        months and nine months ended September 30, 2003 and 2002...     4
        Condensed Consolidated Statements of Cash Flows-Nine
        months ended September 30, 2003 and 2002...................     5
        Notes to Condensed Consolidated Financial Statements.......     6
    ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations........................    20
    ITEM 3. Quantitative and Qualitative Disclosures about
        Market Risk................................................    29
    ITEM 4. Controls and Procedures................................    29
PART II. OTHER INFORMATION
    ITEM 1. Legal Proceedings......................................    29
    ITEM 2. Changes in Securities and Use of Proceeds..............    32
    ITEM 3. Default Upon Senior Securities.........................    32
    ITEM 4. Submission of Matters to a Vote of Security Holders....    32
    ITEM 5. Other Information......................................    32
    ITEM 6. Exhibits and Reports on Form 8-K.......................    32

                                   AKORN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          2003             2002
                                                      -------------    -------------
                          ASSETS

CURRENT ASSETS
   Cash and cash equivalents ......................   $         304    $         364
   Trade accounts receivable (less allowance
      for doubtful accounts of $520 and $1,200) ...           3,167            1,421
   Inventory ......................................           8,714           10,401
   Deferred income taxes ..........................              --               --
   Income taxes recoverable .......................              --              670
   Prepaid expenses and other current assets ......           1,278              383
                                                      -------------    -------------
        TOTAL CURRENT ASSETS ......................          13,463           13,239
OTHER ASSETS
   Intangibles, net ...............................          13,094           14,142
   Investment in Novadaq Technologies, Inc. .......             713              713
   Deferred income taxes ..........................              --               --
   Other ..........................................             130              130
                                                      -------------    -------------
      TOTAL OTHER ASSETS ..........................          13,937           14,985
PROPERTY, PLANT AND EQUIPMENT, NET ................          34,226           35,314
                                                      -------------    -------------
      TOTAL ASSETS ................................   $      61,626    $      63,538
                                                      =============    =============
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current installments of long-term debt .........   $       6,120    $      35,859
   Trade accounts payable .........................           7,232            5,756
   Accrued compensation ...........................             575              836
   Accrued expenses and other current liabilities..             866            1,352
                                                      -------------    -------------
      TOTAL CURRENT LIABILITIES ...................          14,793           43,803
LONG-TERM DEBT ....................................          40,575            7,799
OTHER LONG-TERM LIABILITIES .......................              --              584
                                                      -------------    -------------
      TOTAL LIABILITIES ...........................          55,368           52,186
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock ...................................          26,866           26,866
   Accumulated deficit ............................         (20,608)         (15,514)
                                                      -------------    -------------
      TOTAL SHAREHOLDERS' EQUITY ..................           6,258           11,352
                                                      -------------    -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..   $      61,626    $      63,538
                                                      =============    =============

            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                  ------------------------    ------------------------
                                                     2003          2002          2003          2002
                                                  ----------    ----------    ----------    ----------
Revenues ......................................   $   13,498    $   12,121    $   35,120    $   39,729
Cost of sales .................................        9,274         7,665        24,518        22,558
                                                  ----------    ----------    ----------    ----------
      GROSS PROFIT ............................        4,224         4,456        10,602        17,171
Selling, general and administrative expenses...        4,151         5,245        12,273        16,014
Provision, net of recoveries, for bad debts....           21           370          (267)          (30)
Amortization of intangibles ...................          349           359         1,047         1,057

Research and development expenses .............          271           498         1,107         1,480
                                                  ----------    ----------    ----------    ----------
      TOTAL OPERATING EXPENSES ................        4,792         6,472        14,160        18,521
                                                  ----------    ----------    ----------    ----------
      OPERATING INCOME (LOSS) .................         (568)       (2,016)       (3,558)       (1,350)
Interest expense ..............................         (626)         (764)       (1,882)       (2,477)
Interest and other income (expense), net ......           --             2            --             2
                                                  ----------    ----------    ----------    ----------
      INTEREST EXPENSE AND OTHER ..............         (626)         (762)       (1,882)       (2,475)
                                                  ----------    ----------    ----------    ----------
      INCOME (LOSS) BEFORE INCOME TAXES .......       (1,194)       (2,778)       (5,440)       (3,825)
Income tax provision (benefit) ................           --         6,609          (171)        6,193
                                                  ----------    ----------    ----------    ----------
      NET INCOME (LOSS) .......................   $   (1,194)   $   (9,387)   $   (5,269)   $  (10,018)
                                                  ==========    ==========    ==========    ==========
NET INCOME (LOSS) PER SHARE:
   BASIC ......................................   $    (0.06)   $    (0.48)   $    (0.27)   $    (0.51)
                                                  ==========    ==========    ==========    ==========
   DILUTED ....................................   $    (0.06)   $    (0.48)   $    (0.27)   $    (0.51)
                                                  ==========    ==========    ==========    ==========
SHARES USED IN COMPUTING NET LOSS PER SHARE:
   BASIC ......................................       19,754        19,610        19,721        19,567
                                                  ==========    ==========    ==========    ==========
   DILUTED ....................................       19,754        19,610        19,721        19,567
                                                  ==========    ==========    ==========    ==========

            See notes to condensed consolidated financial statements.

                                   AKORN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                 2003          2002
                                                              ----------    ----------
OPERATING ACTIVITIES
Net income (loss) .........................................   $   (5,269)   $  (10,018)
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ..........................        3,376         3,396
   Deferred income taxes ..................................           --         5,919
    Write-down of long-lived assets .......................           --         2,362
   Amortization of debt discounts .........................          546           389
   Changes in operating assets and liabilities:
      Accounts receivable .................................       (1,745)        2,306
      Income taxes recoverable ............................          663         5,874
      Inventory ...........................................        1,687        (2,467)
      Prepaid expenses and other current assets ...........         (890)         (925)
      Trade accounts payable ..............................        1,471         2,132
      Accrued compensation ................................         (260)           98
      Income taxes payable ................................           --            --
      Accrued expenses and other liabilities ..............         (505)       (1,615)
                                                              ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           (927)        7,451
INVESTING ACTIVITIES
Purchases of property, plant and equipment ................       (1,302)       (4,645)
Cash received for intangibles .............................                        125
NET CASH (USED IN) INVESTING ACTIVITIES ...................       (1,302)       (4,520)
FINANCING ACTIVITIES
Repayment of long-term debt ...............................         (129)       (5,802)
Borrowings under bank credit agreement ....................        2,235            --
Proceeds from employee stock purchase plan/exercise
  of stock options ........................................           63           387
                                                              ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................        2,169        (5,415)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........          (60)       (2,484)
Cash and cash equivalents at beginning of period ..........          364         5,355
                                                              ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................   $      304    $    2,871
                                                              ==========    ==========
Amount paid for interest
  (net of capitalized interest) ...........................   $      699    $    2,474
Amount paid (recovered) for income taxes ..................   $     (834)   $   (5,609)

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

    Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

As discussed in Note A to the Company's consolidated financial statements for the year ended December 31, 2002 and for the Company's condensed consolidated financial statements for the periods ending March 31, 2003 and June 30, 2003, the Company's losses from operations in recent years and working capital deficiencies, together with the need to refinance or extend its senior debt and successfully resolve its ongoing compliance matters with the Food and Drug Administration ("FDA"), raised substantial doubt about the Company's ability to continue as a going concern.

    On October 7, 2003, the Company consummated a transaction with a group of investors that resulted in the extinguishment of the Company's then outstanding senior bank debt in the amount of approximately $37,801,000 in exchange for shares of the Company's convertible preferred stock, warrants to purchase shares of the Company's common stock, subordinated promissory notes in the aggregate amount of $2,767,139 and a new credit facility under which approximately $7,000,000 was outstanding as of the date of the transaction, $5,473,862 of which was paid to the investors in the transaction. For more information regarding this transaction, see Note O - "Subsequent Events" - to the Condensed Consolidated Financial Statements. As a result, the Company has addressed its working capital deficiencies and the need to refinance its debt on a long-term basis. The Company also has developed and is continuing to implement a plan for comprehensive corrective actions to address FDA compliance matters at its Decatur, Illinois facility. For more information on the Company's ongoing FDA compliance matters, see Note M - "Legal Proceedings" - to the Condensed Consolidated Financial Statements.

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

    The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three-month periods ended September 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $4,332,000, and $4,693,000, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $10,637,000, and $12,247,000, respectively. The allowance for chargebacks and rebates was $5,407,000 and $4,302,000 as of September 30, 2003 and December 31, 2002, respectively.

Allowance for Product Returns

    The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three-month periods ending September 30, 2003 and 2002 the Company recorded a provision for product returns of $453,000, and $790,000, respectively. For the nine-month periods ending September 30, 2003 and 2002 the Company recorded a provision for product returns of $1,790,000, and $1,822,000, respectively. The allowance for potential product returns was $1,459,000 and $1,166,000 at September 30, 2003 and December 31, 2002, respectively.

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

    For the three-month periods ending September 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of $21,000 and $370,000, respectively. For the nine-month periods ending September 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($267,000) and ($30,000), respectively. The allowance for doubtful accounts was $520,000 and $1,200,000 as of September 30, 2003 and December 31, 2002,
respectively. As of September 30, 2003, the Company had a total of $3,439,000 of past due gross accounts receivable, of which $118,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $520,000, the portion related to the wholesaler customers is $415,000 with the remaining $105,000 reserve for all other customers.

Allowance for Discounts

    The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the three-month periods ending September 30, 2003 and 2002, the Company recorded a provision for discounts of $230,000 and $246,000, respectively. For the nine months ending September 30, 2003 and 2002, the Company recorded a provision for discounts of $588,000 and $759,000, respectively. The allowance for discounts was $184,000 and $172,000 as of September 30, 2003 and December 31, 2002,
respectively.

NOTE E - INVENTORY

    The components of inventory are as follows (in thousands):

                                SEPTEMBER 30,  DECEMBER 31,
                                    2003           2002
                                -------------  ------------
Finished goods .............     $    3,954     $    3,460
Work in process ............          2,113          1,877
Raw materials and supplies..          2,647          5,064
                                 ----------     ----------
                                 $    8,714     $   10,401
                                 ==========     ==========

    Inventory at September 30, 2003 and December 31, 2002 is reported net of reserves for slow-moving, unsaleable and obsolete items of $1,118,000 and $1,206,000, respectively, primarily related to finished goods. For the three and nine-month periods ended September 30, 2003, the Company recorded a provision of $263,000 and $671,000, respectively. For the nine months ended September 30, 2002, the Company recorded a provision of $493,000. There was no expense recorded in the third quarter of 2002.

NOTE F - INTANGIBLE ASSETS

    Intangible assets consist of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. The Company assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. The Company has no goodwill or other similar asset with indefinite lives currently recorded on its balance sheet. A summary of the Company's acquired amortizable intangible assets as of September 30, 2003 is as follows (in thousands):

                                AS OF SEPTEMBER 30, 2003
                       ------------------------------------------------
                       GROSS CARRYING     ACCUMULATED     NET CARRYING
                           AMOUNT         AMORTIZATION       AMOUNT
                       --------------   --------------   --------------
Product Licenses....   $       22,685   $        9,591   $       13,094

    The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2007 will be as follows (in thousands):

For the year ended 12/31/03 (a).....  $ 1,419
For the year ended 12/31/04.........    1,404
For the year ended 12/31/05.........    1,357
For the year ended 12/31/06.........    1,304
For the year ended 12/31/07.........    1,281

    (a) Amortization expense for the three months and nine months ended September 30, 2003 amounted to $349,000 and $1,047,000, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   2003               2002
                                               -------------       -----------
Land.....................................      $         396       $      396
Buildings and leasehold improvements.....              8,890            8,890
Furniture and equipment..................             27,741           27,390
Automobiles..............................                 55               55
                                               -------------       ----------
                                                      37,082           36,731
Accumulated depreciation.................            (21,518)         (19,236)
                                               -------------       ----------
                                                      15,564           17,495
Construction in progress.................             18,662           17,819
                                               -------------       ----------
                                               $      34,226       $   35,314
                                               =============       ==========

    Construction in progress primarily represents capital expenditures related to the Company's Lyophilization project that, upon completion, is expected to enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the Lyophilization project of $307,000 and $303,000 during the three-month periods ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, the Company capitalized interest expense related to the Lyophilization project of $909,000 and $847,000, respectively.

NOTE H - FINANCING ARRANGEMENTS

    In December 1997, the Company entered into a $15,000,000 revolving Credit Agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This Credit Agreement was secured by substantially all of the assets of the Company and its subsidiaries and contained a number of restrictive covenants. There were outstanding borrowings of $37,801,000 as of September 30, 2003 and $39,200,000 as of September 30, 2002. The interest rate as of September 30, 2003 was 7.25%.

    As previously disclosed, the Company went into default under the Northern Trust Credit Agreement in 2002 and thereafter operated under an agreement under which Northern Trust would agree to forbear from exercising its remedies (the "Forbearance Agreement") and the Company acknowledged its then-current default. The Forbearance Agreement provided a second line of credit that originally allowed the Company to borrow the lesser of (i) the difference between the Company's outstanding indebtedness to the senior lender and $39,200,000, and
(ii) $1,750,000, to fund the Company's day-to-day operations. The Forbearance Agreement was extended on numerous occasions throughout the first and second quarters of 2003.

    On July 3, 2003, Northern Trust extended the expiration date of the Forbearance Agreement from June 30, 2003 until July 31, 2003 and agreed to make up to an additional $1,000,000 available to the Company under its current line of credit, increasing the maximum amount available under the line of credit from $1,750,000 to $2,750,000. Thereafter, Northern Trust agreed to further extensions to the Forbearance Agreement, the most recent of which was on September 22, 2003 and extended the expiration date of the Forbearance Agreement until October 10, 2003.

    On October 7, 2003, a group of investors (the "Investors") purchased all of the Company's then outstanding senior bank debt from The Northern Trust Company and exchanged such debt with the Company (the "Exchange Transaction") for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock of the Company, (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139.03 (the "2003 Subordinated Notes") issued by the Company to (a) The John N. Kapoor Trust dtd 9/20/89 (the "Kapoor Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney, (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company's common stock with an exercise price of $1.00 per share, and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in the next paragraph. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. As a result of the Exchange Transaction, the Company will record a gain in the fourth quarter of 2003 of approximately $3,800,000 due to the extinguishment of the senior bank debt. This gain will be reduced by the transaction costs related to the debt extinguishment.

    Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association ("LaSalle Bank") providing the Company with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the "New Credit Facility") secured by substantially all of the assets of the Company and its subsidiaries. The obligations of the Company under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, the Company issued additional warrants to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Arjun Waney, respectively, and has agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to
0.08 multiplied by the principal dollar amount of the Company's indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

      As a result of the Exchange Transaction, the Company has classified $6,120,000 of the outstanding $37,801,000 debt owed to The Northern Trust Company as of September 30, 2003 as short-term debt. The remaining $31,681,000 is classified as long-term debt.

    The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the "Term Loans") as well as a revolving line of credit of up to $5,000,000 (the "Revolver") secured by substantially all of the assets of the Company and its subsidiaries. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50%. Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2.5 million and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios.

    On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with the Kapoor Trust. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Loan Agreement") in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust's commitment to provide the subordinated debt. All unexercised warrants expire on December 20, 2006.

    Under the terms of the Trust Loan Agreement, the subordinated debt bears interest at prime plus 3%, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The convertible feature of the Trust Loan Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

    The Company, in accordance with APB Opinion No. 14, recorded the subordinated debt under the Trust Loan Agreement such that the convertible debt and warrants have been assigned independent values. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and (iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. In accordance with EITF Abstract No. 00-27, the Company has also computed and recorded a value related to the "intrinsic" value of the convertible debt. This calculation determines the value of the embedded conversion option within the debt that has become beneficial to the owner as a result of the application of APB Opinion No.
14. This value was determined to be $1,508,000 and was recorded as additional paid in capital. The remaining $1,976,000 was recorded as long-term debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the "intrinsic" value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt.

    In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund the Company's efforts to complete its lyophilization facility located in Decatur, Illinois. Prior to its amendment and restatement in connection with the Exchange Transaction, the Promissory Note, dated December 20, 2001 (the "NeoPharm Promissory Note"), provided for interest to accrue at the initial rate of 3.6% and be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The NeoPharm Promissory Note also provided for all principal and accrued interest to be due and payable on or before maturity on December 20, 2006, and required the Company to use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company's lyophilization facility each year. As of September 30, 2003, the Company was in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company's Decatur, Illinois facility by June 30, 2003. Dr. John N. Kapoor, the Chairman of the Company's Board of Directors, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

    In connection with the Exchange Transaction, NeoPharm waived all existing defaults under the NeoPharm Promissory Note and the Company and NeoPharm entered into an Amended and Restated Promissory Note dated October 7, 2003 (the "Amended NeoPharm Note") and as such the outstanding amount due under the Amended NeoPharm Note is classified as long-term debt. Interest under the Amended NeoPharm Note accrues at 1.75% above LaSalle Bank's prime rate, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The Amended NeoPharm Note also requires the Company to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the Amended NeoPharm Note are payable at maturity on December 20, 2006. The NeoPharm subordinated debt is subordinated to the Company's bank debt under the New Credit Facility and is senior to the Company's debt to the Kapoor Trust and to the 2003 Subordinated Notes.

    Contemporaneous with the completion of the NeoPharm Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Kapoor Trust, which amended the Trust Loan Agreement. The amendment extended the maturity of the Trust Loan Agreement from July 12, 2004 to terminate concurrently with the NeoPharm Promissory Note on December 20, 2006. The amendment also made it possible for the Kapoor Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Kapoor Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. As of September 30, 2003, the Company was in default under the Trust Loan Agreement as a result of a cross-default to the NeoPharm Promissory Note.

    In connection with the Exchange Transaction, the Kapoor Trust waived all existing defaults under the Trust Loan Agreement and the Company and the Kapoor Trust entered into an amendment to the Trust Loan Agreement and as such the outstanding amount due under the Trust Loan Agreement is classified as long-term debt. That amendment did not change the interest rate or the maturity date of the loans made under the Trust Loan Agreement. The debt owed under the Trust Loan Agreement is subordinated to the Company's bank debt under the New Credit Facility, the subordinated debt under the Amended NeoPharm Note and the 2003 Subordinated Notes issued in connection with the Exchange Transaction.

    As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the Amended NeoPharm Note but senior to Trust Loan Agreement with the Kapoor Trust. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

    In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,389,000 and $1,917,000 at September 30, 2003 and December 31, 2002,
respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

NOTE I - NON-CASH TRANSACTIONS

    The Company received an equity ownership in Novadaq Technologies, Inc. ("Novadaq") of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq reached on January 25, 2002. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq Technologies, Inc. The Company has determined this investment should be valued using the cost method as described in Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

NOTE J - EARNINGS PER COMMON SHARE

    Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock method.

    The following table shows basic and diluted earnings per share computations for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share information):

                                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                         -------------                    -------------
                                                                      2003             2002           2003              2002
                                                                   ----------       ---------       ---------        ---------
Net loss per share - basic:
   Net loss....................................................     ($ 1,194)       ($ 9,387)       ($ 5,269)        ($10,019)

   Weighted average number of shares outstanding...............       19,754          19,610          19,721           19,567
Net loss per share - basic.....................................     ($  0.06)       ($  0.48)       ($  0.27)        ($  0.51)
                                                                    ========        ========        ========         ========
Net loss per share - diluted:
   Net loss....................................................     ($ 1,194)       ($ 9,387)       ($ 5,269)        ($10,019)
   Net loss adjustment for interest on convertible debt
      and convertible interest on debt.........................           --              --              --               --
                                                                    --------        --------        --------         --------
   Net loss, as adjusted.......................................     ($ 1,194)       ($ 9,387)       ($ 5,269)        ($10,019)
                                                                    --------        --------        --------         --------
   Weighted average number of shares outstanding...............       19,754          19,610          19,721           19,567
   Additional shares assuming conversion of convertible debt
      and convertible interest on debt.........................           --              --              --               --
   Additional shares assuming exercise of warrants.............           --              --              --               --

   Additional shares assuming exercise of options                         --              --              --               --
   Weighted average number of shares outstanding, as adjusted         19,754          19,610          19,721           19,545
Net loss per share - diluted                                        ($  0.06)       ($  0.48)       ($  0.27)        ($  0.51)
                                                                     =======         =======         =======          -------

    Certain warrants, options and conversion rights are not included in the earnings per share calculation when the exercise price or conversion price is greater that the average market price for the period. The number of shares subject to warrants, options and conversion rights excluded in each period is reflected in the following table.

                                                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                                              -------------       -------------
                                                                              2003    2002        2003    2002
                                                                             ------  ------      ------  ------
Shares  subject to  anti-dilutive  warrants and  conversion  rights not
included in earnings per share calculation...............................    4,522    4,235       4,522   4,235
Shares  subject to  anti-dilutive  options not included in earnings per
share calculation........................................................    3,685    3,870       3,685   3,870

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

    If compensation for employee options had been determined based on SFAS 123, the Company's pro forma net income and pro forma income per share for the nine months ended September 30, 2003 and 2002 would have been as follows:

                                                    2003               2002
                                                ------------       ------------
Net loss, as reported                           ($ 5,269,000)      ($10,018,000)
Add stock-based employee compensation
   expense included in reported net income                --                 --
Deduct total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards                                        (285,000)          (216,000)
                                                ------------       ------------
Pro forma net income (loss)                    ($  5,554,000)     ($ 10,234,000)
                                                ============       ============
Basic and diluted income (loss) per share
  of common stock
Basic as reported                               $      (0.27)      $      (0.51)
Basic pro forma                                 $      (0.28)      $      (0.52)
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

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -------------                 -------------
                                             2003           2002           2003           2002
                                           --------       --------       --------       --------
REVENUES
Ophthalmic ..........................      $  8,406       $  7,734       $ 19,658       $ 21,520
Injectable ..........................         3,033          3,203         10,482         11,401
Contract Services ...................         2,059          1,184          4,980          6,808
                                           --------       --------       --------       --------
      Total revenues ................      $ 13,498       $ 12,121       $ 35,120       $ 39,729
                                           ========       ========       ========       ========
GROSS PROFIT

Ophthalmic ............................    $  3,068       $  3,407       $  6,135       $ 10,670
Injectable ............................         809          1,514          4,588          5,934
Contract Services .....................         347           (465)          (121)           567
                                           --------       --------       --------       --------
      Total gross profit ..............       4,224          4,456         10,602         17,171

Operating expenses ....................       4,792          6,472         14,160         18,521
                                           --------       --------       --------       --------
      Total operating income (loss) ...        (568)        (2,016)        (3,558)        (1,350)
Interest and other income (expense) ...        (626)          (762)        (1,882)        (2,475)
                                           --------       --------       --------       --------
   Income (loss) before income taxes...    $ (1,194)      $ (2,778)      $ (5,440)      $ (3,825)
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

    On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant ("consultant") acceptable to the staff to perform a test of the Company's material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company's accounts receivables. On October 27, 2003, the Company engaged Jefferson Wells, International to serve as consultant in this capacity. The Company intends to continue to work with the consultant and the SEC through this review process. As a result, the Company may incur additional costs and expenses in connection with this proceeding.

    In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002 the FDA conducted another inspection of the Decatur facility, which also identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection also identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions and has provided progress reports to the FDA on April 15, May 15 and June 15, 2003.

    The Company continues to have discussions with the FDA relating to its ongoing compliance matters and expects that the Company will complete its current corrective plan for the Decatur facility in the fourth quarter of 2003. The Company expects that the FDA will reinspect its Decatur facility during the fourth quarter of 2003 or first quarter of 2004.

    Upon completion of the reinspection, the FDA may take any of the following actions: (i) find that the Decatur facility is in substantial compliance; (ii) require the Company to undertake further corrective actions, which could include a recall of certain products, and then conduct another inspection to assess the success of those efforts; (iii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA's course of action.

    FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application ("NDA"), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application ("ANDA"). The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company for products to be manufactured at its Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, the Company's ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.

    If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations and could result in a covenant violation under the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity.

    On August 9, 2003, Novadaq notified the Company that it had requested arbitration with the International Court of Arbitration ("ICA") related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference to Novadaq from Akorn for Novadaq's NDA and Drug Master File ("DMF") for specified indications for Akorn's drug IC Green. In its request for arbitration, Novadaq asserts that Akorn is obligated to provide the Right of Reference as described above pursuant to an amendment dated September 26, 2002 to the January 4, 2002 Supply Agreement between the two companies. Akorn does not believe it is obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq's cost of developing a product for macular degeneration. The Company also is contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. Even if the Right of Reference is provided, the approval process for such a product is expected to take several years. On October 17, 2003, the ICA notified the Company that it decided that this matter shall proceed to arbitration. The Company is in the process of preparing for arbitration on this matter and will defend itself vigorously.

    In connection with the request for arbitration described above, on August 22, 2003, Novadaq filed a lawsuit and a Notice of Emergency Motion in the Circuit Court of Cook County, Illinois, County Department, Chancery Division for interim relief related to the issuance of the Right of Reference from Akorn to Novadaq. On September 22, 2003, Akorn and Novadaq entered into an Agreed Order whereby Akorn would provide the requested Right of Reference to Novadaq. The Agreed Order terminates upon the settlement of the dispute between the parties or in the event that the final disposition of the arbitration filed with the ICA results in a final decision against Novadaq or a failure to hold that Novadaq has a right to the Right of Reference.

    On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC, as amended (the "AEG Letter Agreement"), terminated its consultant AEG Partners LLC ("AEG"). AEG contends that, as a result of the Exchange Transaction, the Company must pay it a "success fee" consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company's common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible preferred stock issued in connection with the

Exchange Transaction. The Company disputes that AEG is owed this success fee. Pursuant to the AEG Letter Agreement, the Company and AEG are trying to resolve the dispute. If this fails, the AEG Letter Agreement provides for mandatory and binding arbitration. If this matter proceeds to arbitration, the Company will vigorously defend itself and assert any appropriate counterclaims in regards to this matter.

    On October 14, 2003, Leerink Swann & Co., Inc. ("Leerink") filed a complaint in the Supreme Court of the State of New York alleging a breach of contract for the payment of fees by the Company for investment banking services. Leerink alleged the Company was obligated to pay $1,765,032 pursuant to a written agreement dated May 8, 2003 between Leerink and the Company (the "Leerink Agreement"). The Company disputed that Leerink was owed $1,765,032. On November 14, 2003, Leerink and the Company reached a tentative settlement where, among other things, the Company will pay $750,000 to Leerink, and the Company will extend the Leerink Agreement for an additional year. The settlement is contingent upon the execution of a written settlement agreement, at which time Leerink will dismiss the complaint.

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

    In April 2002, the FASB issued SFAS No. 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking Fund Requirements", amended SFAS No. 4 is no longer necessary, because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 "Accounting for Leases", to require that certain lease modifications that have economic effects similar to a sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. Certain provisions of SFAS No. 145 are effective for the fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not had a material impact on the Company's financial statements but will have an impact on the gain from extinguishment of debt resulting from the Exchange Transaction.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial statements entered into or modified after May 31, 2003. The Company is currently evaluating the impact of SFAS 150 on the accounting for its Exchange Transaction.

NOTE O - SUBSEQUENT EVENTS

    On October 7, 2003, the Investors purchased all of the Company's then outstanding senior bank debt from The Northern Trust Company and exchanged such debt with the Company in the Exchange Transaction for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock ("Preferred Stock") of the Company, (ii) the 2003 Subordinated Notes, (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company's common stock ("Common Stock") with an exercise price of $1.00 per share, and (iv) $5,473,862 in cash from the New Credit Facility which the Company entered into simultaneously with the Exchange Transaction. For more information on the New Credit Facility, see Note H - "Financing Arrangements" - to the Condensed Consolidated Financial Statements. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of Common Stock with an exercise price of $1.10 per share.

    The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event stockholder approval authorizing sufficient shares of Common Stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction ("Stockholder Approval") has not been received by October 7, 2004, such rate is to increase to 10.0% until Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved. Subject to certain limitations, on October 31, 2011, the Company is required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in the Articles of Incorporation (the "Articles of Incorporation") of the Company (the "Stated Value"), plus all accrued but unpaid dividends on such share. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the Common Stock, and have certain antidilution protections. The Preferred Stock is convertible at any time into a number of shares of Common Stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Amendment. Provided that Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of Common Stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of Common Stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share.

    Holders of Preferred Stock have full voting rights, with each holder entitled to a number of votes equal to the number of shares of Common Stock into which its shares can be converted. Holders of Preferred Stock and Common Stock shall vote together as a single class on all matters submitted to a shareholder vote, except in cases where a separate vote of the holders of Preferred Stock is required by law or by the Articles of Incorporation. The Articles of Incorporation provide that the Company cannot take certain actions, including
(i) issuing additional Preferred Stock or securities senior to or on par with the Preferred Stock, (ii) amending the Company's Articles of Incorporation or By-laws to alter the rights of the Preferred Stock, (iii) effecting a change of control or (iv) effecting a reverse split of the Preferred Stock, without the approval of the holders of 50.1% of the Preferred Stock.

    The 2003 Subordinated Notes accrue interest at a rate of prime plus 1.75% and are due and payable on April 7, 2006. The warrants issued in connection with the Exchange Transaction (the "Warrants") are currently exercisable and expire on October 7, 2006.

    As part of the Exchange Transaction, the Company and the Investors also entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which the Investors were granted certain registration rights with respect to the Preferred Stock and Warrants, including three (3) demand registrations for holders of more than 5,000,000 shares of Common Stock, incidental or piggy-back registrations upon a registration by the Company on Form S-1, S-2 or S-3 and shelf registration rights. The Company further agreed not to enter into any new agreement with more preferential registration rights.

    The obligations of the Company under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, the Company issued additional warrants to purchase 880,000 and 80,000 shares of Common Stock to the Kapoor Trust and Arjun Waney, respectively, and has agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of Common Stock equal to 0.08 multiplied by the principal dollar amount of the Company's indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

    After giving effect to the Exchange Transaction, the Investors hold approximately 75% of the aggregate voting rights represented by outstanding shares of Common and Preferred Stock. After giving effect to the Exchange Transaction and to the exercise of all outstanding conversion rights, warrants and options to acquire Common Stock, the Investors would hold approximately 77% of the Common Stock, on a fully-diluted basis. Prior to the Exchange Transaction, the Investors held approximately 35% of the outstanding voting securities and would have held approximately 42% of the Common Stock on a fully-diluted basis.

    On October 8, 2003, the Company, pursuant to the terms of the AEG Letter Agreement, terminated its consultant AEG. AEG contends that, as a result of the Exchange Transaction, the Company must pay it a "success fee" consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company's common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible preferred stock issued in connection with the Exchange Transaction. For further discussion, refer to Note M - "Legal Proceedings" - to the Condensed Consolidated Financial Statements.

    On October 14, 2003, Leerink filed a complaint in the Supreme Court of the State of New York alleging a breach of contract for the payment of fees by the Company for investment banking services. For further discussion, refer to Note M
- "Legal Proceedings" - to the Condensed Consolidated Financial Statements.

    On October 22, 2003, the Company, upon recommendation of the Audit Committee of its Board of Directors and approval by its Board of Directors, engaged BDO Seidman, LLP as the Company's principal accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003, and to review the financial statements of the Company for the fiscal quarters ended March 31, June 30 and September 30, 2003. BDO Siedman has informed the Company that it will not be able to complete the review of the Company's quarterly financial statements until December 2003.

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

    The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three-month periods ended September 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $4,332,000, and $4,693,000, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $10,637,000, and $12,247,000, respectively. The allowance for chargebacks and rebates was $5,407,000 and $4,302,000 as of September 30, 2003 and December 31, 2002, respectively.

ALLOWANCE FOR PRODUCT RETURNS

    The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three-month periods ending September 30, 2003 and 2002 the Company recorded a provision for product returns of $453,000, and $790,000, respectively. For the nine-month periods ending September 30, 2003 and 2002 the Company recorded a provision for product returns of $1,790,000, and $1,822,000, respectively. The allowance for potential product returns was $1,459,000 and $1,166,000 at September 30, 2003 and December 31, 2002, respectively.

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

    For the three-month periods ending September 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of $21,000 and $370,000, respectively. For the nine-month periods ending September 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($267,000) and ($30,000), respectively. The allowance for doubtful accounts was $520,000 and $1,200,000 as of September 30, 2003 and December 31, 2002,
respectively. As of September 30, 2003, the Company had a total of $3,439,000 of past due gross accounts receivable, of which $118,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $520,000, the portion related to the wholesaler customers is $415,000 with the remaining $105,000 reserve for all other customers.

ALLOWANCE FOR DISCOUNTS

    The Company maintains an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. The Company evaluates the allowance balance against actual discounts taken. For the three-month periods ending September 30, 2003 and 2002, the Company recorded a provision for discounts of $230,000 and $246,000, respectively. For the nine months ending September 30, 2003 and 2002, the Company recorded a provision for discounts of $588,000 and $759,000, respectively. The allowance for discounts was $184,000 and $172,000 as of September 30, 2003 and December 31, 2002,
respectively.

ALLOWANCE FOR SLOW-MOVING INVENTORY

    The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. For the three and nine-month periods ended September 30, 2003, the Company recorded a provision of $263,000 and $671,000, respectively. For the nine months ended September 30, 2002, the Company recorded a provision of $493,000. There was no expense recorded in the third quarter of 2002. The allowance for inventory obsolescence at September 30, 2003 and December 31, 2002 was $1,118,000 and $1,206,000, respectively.

INCOME TAXES

    The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset is necessary, the Company considers both negative and positive evidence, which can be objectively verified. Based upon its analysis, the Company established a valuation allowance in 2002 against previously established deferred tax assets and for the first nine months of 2003 to reduce the deferred tax asset to zero.

INTANGIBLES

    Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at September 30, 2003 and December 31, 2002 was $9,590,000 and $8,543,000, respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

         FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

    Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

    - the Company's ability to resolve its Food and Drug Administration ("FDA") compliance issues at its Decatur, Illinois facility;

    - the Company's ability to avoid defaults under the covenants contained in its new bank credit agreement with LaSalle Bank National Association ("LaSalle Bank");

    - the Company's ability to generate cash from operations sufficient to meet its working capital requirements;

    -   the Company's ability to obtain additional funding to grow its business;

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

    - other factors referred to in the Company's other Securities and Exchange Commission filings including " Item 7. Managements Discussion and Analysis of Financial Conditions and Results of Operations - Factors that May Affect Future Results" in the Company's Form 10-K for 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO 2002

    The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

                                   THREE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------
                                     2003                   2002
                                  ---------             ------------
Ophthalmic segment..........      $   8,406             $      7,734
Injectable segment..........          3,053                    3,203
Contract Services segment...          2,059                    1,184
                                  ---------             ------------
Total revenues..............      $  13,498             $     12,121
                                  =========             ============

    Consolidated revenues increased 11.4% in the quarter ended September 30, 2003 compared to the same period in 2002.

    Ophthalmic segment revenues increased 8.7%, due to higher volume of the Company's diagnostic products, particularly AK Dilate and IC Green. Injectable segment revenues decreased 4.7% for the quarter because of shortfalls in the antidote segment resulting from a decrease in demand compared to the prior year. Those shortfalls were partially offset by the introduction of a new product, Lidocaine Jelly, during the quarter. Lidocaine Jelly is produced in the Company's Somerset, New Jersey facility. Contract services revenues increased by 73.9% due to the Company's current customer base increasing inventory levels of products manufactured by the Company.

    The Company anticipates that revenues from all of its product segments are not likely to grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the first quarter of 2004. See Part II - Item 1 - "Legal Proceedings". Although one of the production rooms at the Company's Decatur, Illinois facility has recently been requalified for aseptic processing of opthalmic products, production of Fluress and Flouracaine, two of the Company's opthalmic products, remains suspended pending development of a new container closure system for those products. The Company does not expect to resume production of Fluress and Flouracaine prior to the second quarter of 2004. As a result, the Company expects that revenues and cash flow from operations for the remainder of 2003 and the first quarter of 2004 will be adversely impacted and that revenues and cash flows in the second quarter of 2004 and beyond could be adversely impacted if the Company is unable to resume production of Fluress and Flouracaine in the second quarter of 2004.

    Consolidated gross margin was 31.3% for the third quarter as compared to a gross margin of 36.8% in the same period a year ago, mainly due to the volume decrease in high margin antidote products as well as lower production levels due to the aseptic production rooms being closed. Additionally, increased costs associated with addressing the Company's current FDA compliance matters had a negative margin impact for the quarter.

    Selling, general and administrative (SG&A) expenses decreased 20.9%, to $4,151,000 from $5,245,000, during the quarter ended September 30, 2003 as compared to the same period in 2002. Included in 2002 results were a $257,000 and $545,000 asset impairment charge related to intangible assets and construction-in-progress. Excluding these charges, SG&A decreased by 6.6% due to lower personnel and marketing costs partially offset by higher senior debt restructuring costs.

    Provision, net of recoveries, for bad debts was $21,000 for the quarter, versus $370,000 for the third quarter of 2002. The lower provision is driven mainly by lower past due wholesaler receivables.

    Research and development (R&D) expense decreased 45.6% in the quarter, to $271,000 from $498,000 for the same period in 2002 due to refocusing resources away from R&D activities to resolve issues related to FDA compliance.

    Interest and other expense for the third quarter of 2003 was $626,000, a 17.8% decrease compared to the same period in the prior year, primarily due to lower interest rates as well as a lower debt balance.

    The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax asset to the amount that is more likely than not to be realized. Beginning with the third quarter of 2002, the Company recorded a valuation allowance to reduce the deferred tax asset to zero, and the Company has continued to do so at the end of each subsequent quarter. The Company established a valuation allowance of $484,000 in the third quarter of 2003, which offset the deferred tax asset recorded in that quarter. This resulted in a net tax provision of $0 for the third quarter of 2003, compared to a net tax provision of $6,609,000 for the third quarter of 2002. The net tax provision for the third quarter of 2002 includes a $7,700,000 deferred tax valuation allowance established against deferred tax assets recorded in the third quarter of 2002 and in prior periods.

    The Company reported a net loss of $1,194,000 or $0.06 per weighted average share for the three months ended September 30, 2003, versus a loss of $9,387,000 or $0.48 per weighted average share for the comparable prior year quarter. This decrease in net loss was due primarily to the year to date impact of the deferred tax valuation allowance established in 2002 against previously recorded tax assets, as well as lower expenditures in SG&A and research and development costs.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO 2002

    The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

                                    NINE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------
                                     2003                   2002
                                  ---------             ------------
Ophthalmic segment..........      $  19,658             $     21,520
Injectable segment..........         10,482                   11,401
Contract Services segment...          4,980                    6,808
                                  ---------             ------------
Total revenues..............      $  35,120             $     39,729
                                  =========             ============

    Consolidated revenues decreased 11.6% for the nine months ended September 30, 2003 compared to the same period in 2002.

    Ophthalmic segment revenues decreased 8.7%, primarily due to the temporary suspension in late 2002 of production of Fluress and Flouracaine, as well as increased customer purchases of angiography and ointment products in the fourth quarter of 2002, which resulted in surplus customer inventory during the first six months of 2003. Injectable segment revenues decreased 8.1% year to date due to lower volumes of anesthesia and antidote products in the third quarter partially offset by sales of the newly introduced product, Lidocaine Jelly. Contract services revenues decreased by 26.9% due mainly to customer concerns about the status of the ongoing FDA compliance matters at the Company's Decatur facility as well as the temporary closure of an aseptic production room at that same facility.

    The Company anticipates that revenues from all of its product segments are not likely to grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the first quarter of 2004. See Part II - Item 1 - "Legal Proceedings". Although one of the production rooms at the Company's Decatur, Illinois facility has recently been requalified for aseptic processing of opthalmic products, production of Fluress and Flouracaine, two of the Company's opthalmic products, remains suspended pending development of a new container closure system for those products. The Company does not expect to resume production of Fluress and Flouracaine prior to the second quarter of 2004. As a result, the Company expects that revenues and cash flow from operations for the remainder of 2003 and the first quarter of 2004 will be adversely impacted and that revenues and cash flows in the second quarter of 2004 and beyond could be adversely impacted if the Company is unable to resume production of Fluress and Flouracaine in the second quarter of 2004.

    The chargeback and rebate expense for the nine months ended September 30, 2003 declined to $10,637,000 from $12,247,000 in the comparable period in the prior year, due to the increase in the product sales mix of lower chargeback and rebate percentage items.

    Year to date consolidated gross margin was 30.2% for 2003 as compared to a gross margin of 43.2% in the same period a year ago. This is driven by the decrease in volume across all revenue categories as well as increased costs associated with the resolution of the Company's current FDA compliance matters.

    Selling, general and administrative (SG&A) expenses decreased 25.0%, to $12,006,000 from $16,014,000, for the year to date period ended September 30, 2003 as compared to the same period in 2002. Included in 2002 results were $1,559,500, $257,000 and $545,000 asset impairment charges related to the Johns Hopkins patents, intangible assets and construction-in-progress. Excluding these charges, SG&A decreased by 10.1% due to lower personnel and marketing costs partially offset by higher senior debt restructuring costs.

    Provision, net of recoveries, for bad debts was a $267,000 net recovery year to date, reflecting a $369,000 provision, which was offset by $636,000 in recoveries for the same period. The bad debt expense net of recoveries for 2002 was a net $30,000 recovery.

    Research and development (R&D) expense decreased 25.2% in 2003, to $1,107,000 from $1,480,000 for the same period in 2002 due to refocusing resources away from R&D activities to resolve issues related to FDA compliance.

    Interest and other expense for the nine-month period ending September 30, 2003 was $1,882,000, a 24.0% decrease compared to the same period in the prior year, primarily due to lower interest rates as well as a lower debt balance.

    The Company files a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. Beginning with the third quarter of 2002, the Company recorded a valuation allowance to reduce the deferred tax asset to zero, and the Company has continued to do so at the end of each subsequent quarter. The Company recorded a valuation allowance of $2,100,000 for the first nine months of 2003, which offset the deferred tax asset recorded in that period. The net tax benefit of $171,000 for the nine months ending September 30, 2003 relates to state tax refunds. The net tax provision of $6,193,000 for the same period in 2002 includes a $7,700,000 deferred tax valuation allowance established against deferred tax assets recorded in the third quarter of 2002 and in prior periods.

    The Company reported a net loss of $5,269,000 or $0.27 per weighted average share for the nine months ended September 30, 2003, versus $10,018,000 or $0.51 per weighted average share for the comparable prior year quarter. The decrease in net loss was due primarily to the year to date impact of the deferred tax valuation allowance established in 2002 against previously recorded tax assets, as well as reduced SG&A, R&D and interest expenses offset by lower sales and gross profit.

FINANCIAL CONDITION AND LIQUIDITY

Overview

    As of September 30, 2003, the Company had cash and cash equivalents of $304,000 and net accounts receivable of $3,167,000. The net working capital deficiency at September 30, 2003 was $1,328,000 versus $30,564,000 at December 31, 2002. The significant improvement in working capital is due to the reclassification of a portion of the Company's senior debt obligation to long-term debt due to the Exchange Transaction discussed below. See Note H - "Financing Arrangements" - to the Condensed Consolidated Financial Statements.

    For the nine months ended September 30, 2003, the Company used $927,000 in cash from operations, primarily due to an increase in accounts receivable partially offset by a decrease in inventory. The increase in receivables was due to the increase in sales for the quarter. Inventory decreased due to strict controls over purchases of raw materials and components. Investing activities during the period ended September 30, 2003 used $1,302,000 in cash, including $1,152,000 related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities generated $2,169,000 in cash during the period ended September 30, 2003, as the company utilized its line of credit to meet its working capital needs.

    On October 7, 2003, a group of investors (the "Investors") purchased all of the Company's then outstanding senior bank debt from The Northern Trust Company and exchanged such debt with the Company (the "Exchange Transaction") for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock ("Preferred Stock") of the Company, (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139 (the "2003 Subordinated Notes") issued by the Company to (a) The John N. Kapoor Trust dtd 9/20/89 (the "Kapoor Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney, (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company's common stock with an exercise price of $1.00 per share, and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in the next paragraph. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

    Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank providing the Company with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the "New Credit Facility") secured by substantially all of the assets of the Company and its subsidiaries. The obligations of the Company under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, the Company issued additional warrants to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Arjun Waney, respectively, and has agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the Company's indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

    The primary impact of the Exchange Transaction and New Credit Facility on the Company's liquidity and capital resources was as follows:

    - The Company's then-existing default on its senior bank debt with Northern Trust was eliminated;

    - The Company's then-existing defaults on its subordinated loans from NeoPharm, Inc. and the Kapoor Trust were waived;

    - The total amount of the Company's senior bank debt was reduced from $37,801,000 as of September 30, 2003 to $7,000,000 as of the closing of those transactions;

    - The interest rate on the Company's senior bank debt was reduced from prime plus 3.0% to prime plus 1.75% for the new term loans and prime plus 1.50% for the new revolving line of credit;

    - The Company obtained a revolving line of credit of up to $5,000,000 and an additional $1,000,000 pursuant to the term loan under the New Credit Facility to meet working capital needs and fund future operations;

    - The Company issued additional subordinated debt with an aggregate principal amount of $2.767 million, which accrues interest at a rate of prime plus 1.75% per annum;

    - The Company issued preferred stock with an aggregate initial stated value of $25.717 million, which accrues dividends at a rate of 6.0% per annum; and

    - The Investors acquired preferred stock and warrants that, as of the closing, had the right to acquire approximately 44.1 million shares of the Company's common stock, or more than 220% of the outstanding shares of common stock prior to the closing.

    As of November 18, 2003, the Company had approximately $1.0 million in cash and approximately $5.0 million of undrawn availability under the new line of credit with LaSalle Bank.

    Akorn believes that its new line of credit and cash flow from operations will be sufficient to operate its business for the foreseeable future. However, the Company incurred operating losses for the last three years and the first nine months of 2003. Although the Company was able to generate positive cash flow from operations in 2002, cash flow from operations for the first nine months of 2003 was ($927,000).

    If the new line of credit and cash flow from operations are not sufficient to fund the operation and growth of Akorn's business, Akorn may be required to seek additional financing. Such additional financing may not be available when needed or on terms favorable to Akorn and its shareholders. Any such additional financing, if obtained, will likely require the granting of rights, preferences or privileges senior to those of the common stock and result in additional dilution of the existing ownership interests of the common stockholders.

    The Company continues to be subject to potential claims by the FDA that could have a material adverse effect on the Company. See part II - Item 1 -"Legal Proceedings". There can be no guarantee that the Company will successfully resolve the ongoing compliance matters with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.

New Credit Agreement

    As discussed in Note H - "Financing Arrangements" - to the Condensed Consolidated Financial Statements, the Company has entered into a New Credit Facility with LaSalle Bank. The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the "Term Loans") as well as a revolving line of credit of up to $5,000,000 (the "Revolver") secured by substantially all of the assets of the Company and its subsidiaries. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50%.

Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2.5 million and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. If the Company is not in compliance with the covenants of the New Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the New Credit Facility would become immediately due and payable.

FDA Compliance Matters

    As described in more detail in Part II - Item 1 - "Legal Proceedings", the Company continues to be subject to potential claims by the FDA. While the Company is cooperating with the FDA and seeking to resolve its ongoing compliance matters, an unfavorable outcome may have a material impact on the Company's operations and its financial condition, results of operations and/or cash flows and may constitute a covenant violation under the New Credit Facility, any or all of which could have a material adverse effect on the Company's liquidity.

Facility Expansion

    In 2000, the Company began an expansion project at its Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services, which manufacturing capability the Company currently does not have. Subject to satisfactory resolution of the FDA compliance matters, the Company currently anticipates the completion of the Lyophilization expansion in 2005. As of December 31, 2002, the Company had spent approximately $16.4 million on the expansion and anticipates the need to spend approximately $1.0 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, the Company will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA.

Subordinated Debt

    On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with the Kapoor Trust. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Loan Agreement") in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust's commitment to provide the subordinated debt. All unexercised warrants will expire on December 20, 2006.

    Under the terms of the Trust Loan Agreement, the subordinated debt bears interest at prime plus 3%, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The convertible feature of the Trust Loan Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

    In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund the Company's efforts to complete its lyophilization facility located in Decatur, Illinois. Prior to its amendment and restatement in connection with the Exchange Transaction, the Promissory Note, dated December 20, 2001 (the "NeoPharm Promissory Note"), provided for interest to accrue at the initial rate of 3.6% and be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The NeoPharm Promissory Note also provided for all principal and accrued interest to be due and payable on or before maturity on December 20, 2006, and required the Company to use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company's lyophilization facility each year. As of September 30, 2003, the Company was in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company's Decatur, Illinois facility by June 30, 2003. Dr. John N. Kapoor, the Chairman of the Company's Board of Directors, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

    In connection with the Exchange Transaction, NeoPharm waived all existing defaults under the NeoPharm Promissory Note and the Company and NeoPharm entered into an Amended and Restated Promissory Note dated October 7, 2003 (the "Amended NeoPharm Note"). Interest under the Amended NeoPharm Note accrues at 1.75% above LaSalle Bank's prime rate, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The Amended NeoPharm Note also requires the Company to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the Amended NeoPharm Note are payable at maturity on December 20, 2006. The NeoPharm subordinated debt is subordinated to the Company's bank debt under the New Credit Facility and is senior to the Company's debt to the Kapoor Trust and to the 2003 Subordinated Notes.

    Contemporaneous with the completion of the NeoPharm Promissory Note between the Company and NeoPharm in 2001, the Company entered into an agreement with the Kapoor Trust, which amended the Trust Loan Agreement. The amendment extended the maturity of the Trust Loan Agreement from July 12, 2004 to terminate concurrently with the NeoPharm Promissory Note on December 20, 2006. The amendment also made it possible for the Kapoor Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Kapoor Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note.

    In connection with the Exchange Transaction, the Kapoor Trust waived all existing defaults under the Trust Loan Agreement and the Company and the Kapoor Trust entered into an amendment to the Trust Loan Agreement. That amendment did not change the interest rate or the maturity date of the loans made under the Trust Loan Agreement. The debt owed under the Trust Loan Agreement is subordinated to the Company's bank debt under the New Credit Facility, the subordinated debt under the Amended NeoPharm Note and the 2003 Subordinated Notes issued in connection with the Exchange Transaction.

    As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the Amended NeoPharm Note but senior to Trust Loan Agreement with the Kapoor Trust. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

Other Indebtedness

    In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,389,000 and $1,917,000 at September 30, 2003 and December 31, 2002,
respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

Preferred Stock and Warrants

    In connection with the Exchange Transaction, the Company issued 257,172 shares of Preferred Stock. The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event stockholder approval authorizing sufficient shares of Common Stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction ("Stockholder Approval") has not been received by October 7, 2004, such rate is to increase to 10.0% until Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved. Subject to certain limitations, on October 31, 2011, the Company is required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in the Articles of Incorporation (the "Articles of Incorporation") of the Company (the "Stated Value"), plus all accrued but unpaid dividends on such share. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the Common Stock, and have certain antidilution protections. The Preferred Stock is convertible at any time into a number of shares of Common Stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Amendment. Provided that Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of Common Stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of Common Stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. For more information regarding the Preferred Stock, including the voting rights of the Preferred Stock, see Note O - "Subsequent Events" - to the Condensed Consolidated Financial Statements.

    The warrants issued in connection with the Exchange Transaction are exercisable at any time prior to expiration on October 7, 2006. Of those warrants, warrants for 8,572,400 shares of common stock have an exercise price of $1.00 per share and warrants for the remaining 1,236,714 shares of common stock have an exercise price of $1.10 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk associated with changes in interest rates. As previously disclosed, all debt under the Company's Credit Agreement with The Northern Trust Company, which bore interest at prime plus 3.0%, was retired as part of the Exchange Transaction. The Company's interest rate exposure currently involves four debt instruments. Term loan debt under the New Credit Agreement, as well as debt under the Amended NeoPharm Note and the 2003 Subordinated Promissory Notes, bears interest at prime plus 1.75%. Revolver debt under the New Credit Agreement bears interest at prime plus 1.50%. The subordinated convertible debentures issued to the Kapoor Trust under the Trust Loan Agreement bear interest at prime plus 3.0%. All of the Company's remaining long-term debt is at fixed interest rates. Management estimates that a change of 1.0% in its variable rate debt from the interest rates in effect at September 30, 2003 would result in a $230,000 change in annual interest expense.

    The Company's financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of the Company's bank borrowings under its debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.

    The fair value of the debt obligations approximated the recorded value as of September 30, 2003.

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

    Based on their evaluation of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) under the Exchange Act, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely communicating to them the material information relating to the Company required to be included in the Company's periodic SEC filings.

    As discussed in greater detail in the Company's Report on Form 8-K dated May 1, 2003, Deloitte & Touche LLP ("Deloitte") informed the Company that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2002, it noted certain matters involving the Company's internal controls that Deloitte considered to be material weaknesses. Although the Company does not necessarily agree with Deloitte's judgment that there existed material weaknesses in the Company's internal controls, the Company is in the process of implementing procedures designed to address all relevant internal control issues. In the second quarter of 2003, the Company updated its internal control policies and procedures, expanded its interim evaluation of accounts receivable for purposes of determining the allowance for doubtful accounts and reassigned certain personnel to strengthen the accounting for fixed assets. In the third quarter of 2003, the Company completed a detailed inventory of its fixed assets and began the process of reconciling this inventory. There were no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

    On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant ("consultant") acceptable to the staff to perform a test of the Company's material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company's accounts receivables. On October 27, 2003, the Company engaged Jefferson Wells, International to serve as consultant in this capacity. The Company intends to continue to work with the consultant and the SEC through this review process. As a result, the Company may incur additional costs and expenses in connection with this proceeding.

    In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validations and process controls. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August, 2002 the FDA conducted another inspection of the Decatur facility, which also identified deviations from cGMPs. The Company responded to these observations in September, 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection also identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions and has provided progress reports to the FDA on April 15, May 15 and June 15, 2003.

    The Company continues to have discussions with the FDA relating to its ongoing compliance matters and expects that the Company will complete its current corrective plan for the Decatur facility in the fourth quarter of 2003. The Company expects that the FDA will reinspect its Decatur facility during the fourth quarter of 2003 or first quarter of 2004.

    Upon completion of the reinspection, the FDA may take any of the following actions: (i) find that the Decatur facility is in substantial compliance; (ii) require the Company to undertake further corrective actions, which could include a recall of certain products, and then conduct another inspection to assess the success of those efforts; (iii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA's course of action.

    FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application ("NDA"), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application ("ANDA"). The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company for products to be manufactured at its Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, the Company's ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.

    If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations and could result in a covenant violation under the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity.

    On August 9, 2003, Novadaq Technologies, Inc. ("Novadaq") notified the Company that it had requested arbitration with the International Court of Arbitration ("ICA") related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference to Novadaq from Akorn for Novadaq's NDA and Drug Master File ("DMF") for specified indications for Akorn's drug IC Green. In its request for arbitration, Novadaq asserts that Akorn is obligated to provide the Right of Reference as described above pursuant to an amendment dated September 26, 2002 to the January 4, 2002 Supply Agreement between the two companies. Akorn does not believe it is obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq's cost of developing a product for macular degeneration. The Company also is contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. Even if the Right of Reference is provided, the approval process for such a product is expected to take several years. On October 17, 2003, the ICA notified the Company that it decided that this matter shall proceed to arbitration. The Company is in the process of preparing for arbitration on this matter and will defend itself vigorously.

    In connection with the request for arbitration described above, on August 22, 2003, Novadaq filed a lawsuit and a Notice of Emergency Motion in the Circuit Court of Cook County, Illinois, County Department, Chancery Division for interim relief related to the issuance of the Right of Reference from Akorn to Novadaq. On September 22, 2003, Akorn and Novadaq entered into an Agreed Order whereby Akorn would provide the requested Right of Reference to Novadaq. The Agreed Order terminates upon the settlement of the dispute between the parties or in the event that the final disposition of the arbitration filed with the ICA results in a final decision against Novadaq or a failure to hold that Novadaq has a right to the Right of Reference.

    On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC, as amended (the "AEG Letter Agreement"), terminated its consultant AEG Partners LLC ("AEG"). AEG contends that, as a result of the Exchange Transaction, the Company must pay it a "success fee" consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company's common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible preferred stock issued in connection with the Exchange Transaction. The Company disputes that AEG is owed this success fee. Pursuant to the AEG Letter Agreement, the Company and AEG are trying to resolve the dispute. If this fails, the AEG Letter Agreement provides for mandatory and binding arbitration. If this matter proceeds to arbitration, the Company will vigorously defend itself and assert any appropriate counterclaims in regards to this matter.

    On October 14, 2003, Leerink Swann & Co., Inc. ("Leerink") filed a complaint in the Supreme Court of the State of New York alleging a breach of contract for the payment of fees by the Company for investment banking services. Leerink alleged the Company was obligated to pay $1,765,032 pursuant to a written agreement dated May 8, 2003 between Leerink and the Company (the "Leerink Agreement"). The Company disputed that Leerink was owed $1,765,032. On November 14, 2003, Leerink and the Company reached a tentative settlement where, among other things, the Company will pay $750,000 to Leerink, and the Company will extend the Leerink Agreement for an additional year. The settlement is contingent upon the execution of a written settlement agreement, at which time Leerink will dismiss the complaint.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company did not issue any securities during the three months ended September 30, 2003. For a discussion of the Company's Exchange Transaction completed on October 7, 2003, see Note H - "Financing Arrangements" - to the Condensed Consolidated Financial Statements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    As of September 30, 2003, the Company was in default under certain covenants in its senior credit facility with the Northern Trust Company, including the failure to make a $39,200,000 principal payment that was due on August 31, 2002, as well as under a cross-default to other indebtedness of the Company. That default was eliminated on October 7, 2003 when the senior credit facility was extinguished as a result of the Exchange Transaction.

    As of September 30, 2003, the Company also was in default under (i) the NeoPharm Promissory Note in the principal amount of $3,250,000 as a result of the Company's failure to remove all FDA warning letter sanctions related to the Company's Decatur, Illinois facility by June 30, 2003 and (ii) the Trust Loan Agreement relating to the $5,000,000 subordinated loan made to the Company by the Kapoor Trust as a result of a cross-default to the NeoPharm Promissory Note. These defaults were waived in connection with the closing of the Exchange Transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

ITEM 5. OTHER INFORMATION

    On November 6, 2003 the Board of Directors of the Company held a meeting at the Company's principal office to, among other items, discuss the composition of the Company's Board of Directors. At the meeting, the Board of Directors increased the number of directors of the Company from five to six, accepted the resignations of Doyle Gaw and Dan Bruhl as directors of the Company, and appointed each of Arthur S. Przybyl, Jerry Treppel and Arjun C. Waney to fill the vacancies on the Board of Directors until their earlier removal, resignation or the selection of their successors. Mr. Przybyl is the Chief Executive Officer of the Company. Mr. Waney may be deemed to beneficially own more than 10% of the outstanding shares of common stock of the Company.

    As previously disclosed by the Company in its Report on Form 8-K filed on October 29, 2003, the Company, upon recommendation of the Audit Committee of its Board of Directors and approval by its Board of Directors, engaged BDO Seidman, LLP on October 22, 2003 as the Company's principal accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003, and to review the financial statements of the Company for the fiscal quarters ended March 31, June 30 and September 30, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    (3.1) Composite Articles of Incorporation of the Company, incorporated by reference to the Company's Form 8-K filed with the SEC on October 24, 2003

    (10.1) Form of Indemnity Agreement dated October 7, 2003 between the Company and each of the Directors

    (10.2) Form of Amended and Restated Promissory Note dated October 7, 2003 issued to NeoPharm

    (10.3) Form of Reaffirmation of Subordination and Intercreditor Agreement from the Kapoor Trust to NeoPharm

    (10.4) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and NeoPharm

    (10.5) Form of Fourth Amendment to Convertible Bridge Loan and Warrant Agreement dated October 7, 2003 between the Company and the Kapoor Trust

    (10.6) Form of Acknowledgment of Subordination dated October 7, 2003 between the Company and the Kapoor Trust

    (10.7) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and the Kapoor Trust

    (10.8) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and the Kapoor Trust

    (10.9) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and Arjun Waney

    (10.10) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and Argent Fund Management Ltd.

    (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

    (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

    (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

During the quarterly period ended September 30, 2003, the Company filed the following reports on Form 8-K:

    On July 7, 2003, the Company filed a Form 8-K reporting that its senior lenders intended to extend the forbearance agreement expiration from June 30, 2003 to July 31, 2003 and to make an additional $1.0 million available under the Company's credit line.

    On September 29, 2003 the Company filed a Form 8-K reporting that it had entered into a Preferred Stock and Note Purchase Agreement with a group of inside and outside investors to receive an infusion of up to $40.5 million in new capital consisting of $25.7 million in Series A 6% Participating Convertible Preferred Stock and Warrants, a $2.8 million subordinated promissory note and up to $12.0 million in senior secured debt from LaSalle Bank.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AKORN, INC.

                                           /s/ BERNARD J. POTHAST
                                           --------------------------------
                                                Bernard J. Pothast
                                           Vice President, Chief Financial
                                                Officer and Secretary
                                           (Duly Authorized and Principal
                                                 Financial Officer)

Date: November 19, 2003