Form 10-Q/A
period 2003-03-31
AKORN INC
filed 2003-12-31
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______

COMMISSION FILE NUMBER: 0-13976

AKORN, INC.

(Exact Name of Registrant as Specified in its Charter)

LOUISIANA	72-0717400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 MILLBROOK DRIVE
BUFFALO GROVE, ILLINOIS	60089
(Address of Principal Executive Offices)	(Zip Code)

(847) 279-6100
(Registrant’s telephone number)

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

EXPLANATORY NOTE

On April 24, 2003, Deloitte and Touche LLP (“Deloitte”) notified the Company that it would decline to stand for re-election as the Company’s independent accountants after completion of the audit of the Company’s consolidated financial statements as of and for the year ending December 31, 2002. Deloitte completed its audit, delivered its auditors’ report on May 20, 2003, and advised the Company that the client-auditor relationship between the Company and Deloitte had ceased. On October 22, 2003, the Company engaged BDO Seidman, LLP (“BDO Seidman”) as the Company’s independent accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003 and to review the Company’s financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2003. This Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 (the “Original Form 10-Q”) is being filed to amend the Quarterly Report for the quarter ended March 31, 2003. As described in the Notes to Condensed Consolidated Financial Statements herein, certain adjustments have been made to the previously filed financial statements of the fiscal 2003 period presented herein. The Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the original filing, May 21, 2003. Events have taken place that would have been reflected in the Original Form 10-Q if they had taken place prior to the date of the original filing. The Company recommends that this report be read in conjunction with the Company’s reports filed with the Securities and Exchange Commission subsequent to May 21, 2003.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$343	$364
Trade accounts receivable (less allowance for doubtful accounts of $1,200 and $1,200)	3,701	1,421
Inventory	10,616	10,401
Deferred income taxes	—	—
Income taxes recoverable	670	670
Prepaid expenses and other current assets	715	383

TOTAL CURRENT ASSETS	16,045	13,239
OTHER ASSETS
Intangibles, net	13,788	14,142
Investment in Novadaq Technologies, Inc.	713	713
Deferred income taxes	—	—
Other	104	130

TOTAL OTHER ASSETS	14,605	14,985
PROPERTY, PLANT AND EQUIPMENT, NET	34,949	35,314

TOTAL ASSETS	$65,599	$63,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of long-term debt	$37,088	$35,859
Trade accounts payable	6,491	5,756
Accrued compensation	590	836
Accrued expenses and other current liabilities	1,299	1,352

TOTAL CURRENT LIABILITIES	45,468	43,803
LONG-TERM DEBT	7,852	7,799
OTHER LONG-TERM LIABILITIES	704	584

TOTAL LIABILITIES	54,024	52,186
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	26,906	26,866
Accumulated deficit	(15,331)	(15,514)

TOTAL SHAREHOLDERS’ EQUITY	11,575	11,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,599	$63,538

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Revenues	$12,782	$13,443
Cost of sales	6,938	7,094

GROSS PROFIT	5,844	6,349
Selling, general and administrative expenses	4,169	4,455
Provision, net of recoveries, for bad debts	(6)	—
Amortization of intangibles	355	343
Research and development expenses	473	420

TOTAL OPERATING EXPENSES	4,991	5,218

OPERATING INCOME	853	1,131
Interest expense	(645)	(887)
Interest and other income (expense), net	—	—

INTEREST EXPENSE AND OTHER	(645)	(807)

INCOME BEFORE INCOME TAXES	208	244
Income tax provision	25	93

NET INCOME	$183	$151

NET INCOME PER SHARE:
BASIC	$0.01	$0.01

DILUTED	$0.01	$0.01

SHARES USED IN COMPUTING NET INCOME PER SHARE:
BASIC	19,688	19,524

DILUTED	19,799	21,791

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

OPERATING ACTIVITIES
Net income	$183	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,130	1,054
Deferred income taxes	—	93
Amortization of debt discounts	120	129
Changes in operating assets and liabilities:
Accounts receivable	(2,340)	513
Income taxes recoverable	—	24
Inventory	(215)	(1,213)
Prepaid expenses and other current assets	(332)	(152)
Trade accounts payable	735	1,590
Accrued compensation	(246)	(155)
Income taxes payable	—	—
Accrued expenses and other liabilities	(45)	(1,645)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,010)	389
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(410)	(974)

NET CASH (USED IN) INVESTING ACTIVITIES	(410)	(974)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(66)
Borrowings under bank credit agreement	1,359	—
Proceeds from employee stock purchase plan/exercise of stock options	40	204

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,399	138
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21)	(447)
Cash and cash equivalents at beginning of period	364	5,355

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$343	$4,908

Amount paid for interest (net of capitalized interest)	$179	$635
Amount paid for income taxes	—	—

See notes to condensed consolidated financial statements.

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     Business: Akorn, Inc. (“Akorn” or the “Company”) manufactures and markets diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies.

     Consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary (the “Company”). Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Subsequent to the original filing of these financial statements on May 21, 2003, the Company discovered a misposted balance that resulted in a $60,000 understatement of net income for the three months ended March 31, 2003. The accompanying financial statements and notes to the financial statements have been adjusted for this matter with no impact on reported earnings per share. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

     The Company experienced losses from operations in 2002, 2001 and 2000 and has a working capital deficiency of $29.4 million as of March 31, 2003. The Company also is in default under its existing credit agreement and is a party to governmental proceedings and potential claims by the Food and Drug Administration (“FDA”) that could have a material adverse effect on the Company. See Note M - “Legal Proceedings”. Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lenders, is working with the FDA to favorably resolve such proceeding, has appointed a new interim chief executive officer and implemented other management changes and has taken steps to return to profitability, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing governmental proceeding with the FDA and (iv) ultimately refinance its senior bank debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

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

     Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lenders, management believes that the Company has a good relationship with its senior lenders and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. The Company has also added key management personnel, including the appointment of a new interim chief executive officer and vice president of operations, and additional personnel in critical areas, such as quality assurance. Management has reduced the Company’s cost structure, improved the Company’s processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company’s profitability and cash flow from operations and improve its prospects for refinancing its senior debt and obtaining additional financing for future operations. As a result of all of the factors cited in the preceeding paragraphs, management of the Company believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern. Further, even if the Company’s efforts to raise additional financing and explore other strategic alternatives result in a transaction that repays the senior bank debt, there can be no assurance that the current common stock will have any value following such a transaction. In particular, if any new financing is obtained, it likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.

     As discussed in Note H - “Financing Arrangements”, the Company has significant borrowings which require, among other things, compliance with various covenants. The borrowings are incurred primarily under an amended and restated revolving credit agreement (the “Credit Agreement”).

     On September 16, 2002, the Company was notified by its senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the Credit Agreement until January 3, 2003 (as indicated below, subsequently extended to June 30, 2003) if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the “Forbearance Agreement”) and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company’s outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company’s borrowing base and (iii) $1,750,000, to fund the Company’s day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company’s operations to repay borrowings under the new revolving loan, and to reduce the Company’s other obligations to the senior lenders.

     The Company, as required in the Forbearance Agreement, agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the “Consulting Agreement”) with a consulting firm, AEG Partners, LLC (the “Consultant”), whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company’s day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company’s alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company’s senior lenders, upon learning of the Consultant’s action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant’s resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lenders gave notice of their exercise of certain remedies available under the Credit Agreement including, but not limited to, their setting off the Company’s deposits with the senior lender against the Company’s obligations to the senior lenders. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lenders withdrawing their demand for payment and restoring the Company’s accounts.

     During the Company’s discussions with the Consultant, the Company agreed to establish a special committee of the Board (the “Corporate Governance Committee”) consisting of Directors Ellis and Bruhl, with Mr. Ellis serving as Chairman. The Consultant will interface with the Corporate Governance Committee regarding the Company’s restructuring actions. The Company also agreed that the Consultant will oversee the Company’s interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a “success fee” arrangement with the Consultant. Under terms of the arrangement, if the Consultant is successful in obtaining an extension to January 1, 2004 or later on the Company’s senior debt, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of the senior debt which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant’s engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company’s senior lenders in December 2002. The restructuring plan requested that the senior lenders convert the Company’s senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA’s re-inspection of the Decatur facility in early December 2002, the Company and the senior lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company’s response thereto. As a result, the senior lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - “Legal Proceedings”), the senior lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company’s senior lenders, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders’ satisfaction with the Company’s progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.

     As described in more detail in Note M - “Legal Proceedings”, the Company is also a party to governmental proceeding by the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company’s operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement

     In the event that the Company is not in compliance with the Credit Agreement covenants and does not negotiate amended covenants or obtain a waiver thereof, then the senior lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company’s assets.

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

NOTE D - ACCOUNTS RECEIVABLE ALLOWANCES

     The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of accounting activity (i.e., transactions and estimates) relating to allowances for product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which in turn depends on which end-user customer, with different pricing arrangements might be entitled to a particular deduction). This process can lead to “partial payments” against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month period ended March 31, 2003 and 2002, the Company recorded chargeback and rebate expense of $2,762,000, and $4,076,000, respectively. The allowance for chargebacks and rebates was $3,753,000 and $4,302,000 as of March 31, 2003 and December 31, 2002, respectively.

Allowance for Product Returns

     The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three month period ending March 31, 2003 and 2002 the Company recorded a provision for product returns of $697,000, and $445,000, respectively. The allowance for potential product returns was $1,247,000 and $1,166,000 at March 31, 2003 and December 31, 2002, respectively.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:

•	Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels, etc.).

•	Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) other information such as buying patterns and payment patterns, particularly in respect of major customers.

•	Developed assumptions reflecting management’s judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to “partial payments;” (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances - based upon information available at the time.

     For the three month periods ending March 31, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of $(6,000) and $0, respectively. The allowance for doubtful accounts was $1,200,000 as of both March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the Company had a total of $4,007,000 of past due gross accounts receivable, of which $222,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $1,200,000, the portion related to the wholesaler customers is $626,000 with the remaining $574,000 reserve for all other customers.

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

NOTE E - INVENTORY

     The components of inventory are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2003	2002

Finished goods	$3,904	$3,460
Work in process	2,270	1,877
Raw materials and supplies	4,442	5,064

	$10,616	$10,401

     Inventory at March 31, 2003 and December 31, 2002 is reported net of reserves for slow-moving, unsaleable and obsolete items of $1,308,000 and $1,206,000, respectively, primarily related to finished goods. For the three month Periods ended March 31, 2003 and 2002, the Company recorded a provision of $169,000 and $250,000, respectively.

NOTE F - INTANGIBLE ASSETS

     Intangible assets consist of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. The Company assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. The Company has no goodwill or other similar asset with indefinite lives currently recorded on its balance sheet. A summary of the Company’s acquired amortizable intangible assets as of March 31, 2003 is as follows (in thousands):

	AS OF MARCH 31, 2003

	GROSS CARRYING	ACCUMULATED	NET CARRYING
	AMOUNT	AMORTIZATION	AMOUNT

Product Licenses	$22,685	$8,897	$13,788

     The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2007 will be as follows (in thousands):

For the year ended 12/31/03 (a)	1,419
For the year ended 12/31/04	1,404
For the year ended 12/31/05	1,357
For the year ended 12/31/06	1,304
For the year ended 12/31/07	1,281

     (a)  Amortization expense for the three months ended March 31, 2003 amounted to $355,000.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2003	2002

Land	$396	$396
Buildings and leasehold improvements	8,890	8,890
Furniture and equipment	27,692	27,390
Automobiles	55	55

	37,033	36,731
Accumulated depreciation	(20,012)	(19,236)

	17,021	17,495
Construction in progress	17,928	17,819

	$34,949	$33,514

     Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project that will enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the Lyophilization project of $296,000 and $264,000 during the three-month periods ended March 31, 2003 and 2002, respectively.

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

     On April 16, 2001, the Credit Agreement was amended (the “2001 Amendment”) and included, among other things, extension of the term of the agreement, establishment of a payment schedule, revision of the method by which the interest rate was to be determined, and the amendment and addition of certain covenants. The 2001 Amendment also required the Company to obtain subordinated debt of $3 million by May 15, 2001 and waived certain covenant violations through March 31, 2001. The 2001

Amendment required payments throughout 2001 totaling $7.5 million, with the balance of $37.5 million due January 1, 2002. The method used to calculate interest was changed to the prime rate plus 300 basis points. Previously, the interest rate was computed at the federal funds rate or LIBOR plus an applicable percentage, depending on certain financial ratios.

     On July 12, 2001, the Company entered into a forbearance agreement (the “Prior Agreement”) with its senior lenders under which the lenders agreed to forbear from taking action against the Company to enforce their rights under the then existing Credit Agreement until January 2, 2002. As part of the Prior Agreement, the Company acknowledged the existence of certain events of default. These events included a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

     The Company received two extensions, which extended the Prior Agreement to February 1, 2002 and March 15, 2002, respectively. Both of these extensions carried the same reporting requirements and covenants while establishing new cash receipts covenants for the months of January and February in 2002.

     On April 12, 2002, in lieu of further extending the Prior Agreement, the Company entered into an amendment to the Credit Agreement (the “2002 Amendment”), effective January 1, 2002. The 2002 Amendment included, among other things, extension of the term of the agreement, establishment of a payment schedule and the amendment and addition of certain covenants. The new covenants include minimum levels of cash receipts, limitations on capital expenditures, a $750,000 per quarter limitation on product returns and required amortization of the loan principal. The agreement also prohibits the Company from declaring any cash dividends on its common stock and identifies certain conditions in which the principal and interest on the Credit Agreement would become immediately due and payable. These conditions include: (a) an action by the FDA which results in a partial or total suspension of production or shipment of products, (b) failure to invite the FDA in for re-inspection of the Decatur manufacturing facilities by June 1, 2002, (c) failure to make a written response, within 10 days, to the FDA, with a copy to the lender, to any written communication received from the FDA after January 1, 2002 that raises any deficiencies, (d) imposition of fines against the Company in an aggregate amount greater than $250,000, (e) a cessation in public trading of the Company’s stock other than a cessation of trading generally in the United States securities market, (f) restatement of or adjustment to the operating results of the Company in an amount greater than $27,000,000, (g) failure to enter into an engagement letter with an investment banker for the underwriting of an offering of equity securities by June 15, 2002, (h) failure to not be party to an engagement letter at any time after June 15, 2002 or (i) experience any material adverse action taken by the FDA, the SEC, the DEA or any other governmental authority based on an alleged failure to comply with laws or regulations. The Credit Agreement required a minimum payment of $5.6 million, which relates to an estimated federal tax refund, with the balance of $39.2 million due June 30, 2002. The Company remitted the $5.6 million payment on May 8, 2002. The Company is also obligated to remit any additional federal tax refunds received above the estimated $5.6 million.

     The Company’s senior lenders agreed to extend the Credit Agreement, as amended, to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements except that the Company is not required to comply with conditions (g) and (h) which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.

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

     On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the “Forbearance Agreement”) and the Company acknowledged its then-current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company’s outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company’s borrowing base and (iii) $1,750,000, to fund the Company’s day-to-day operations. The Forbearance Agreement requires that, except for existing defaults, the Company continue to comply with all of the covenants in the Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company’s operations to repay borrowings under the new revolving loan, and to reduce the Company’s other obligations to the senior lenders.

     The Company, as required in the Forbearance Agreement, agreed to provide the senior lenders with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the “Consulting Agreement”) with a consulting firm, AEG Partners, LLC (the “Consultant”) whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company’s day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company’s alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company’s senior lenders, upon learning of the Consultant’s action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant’s resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lenders gave notice of their exercise of certain remedies available under the Credit Agreement including, but not limited to, their setting off the Company’s deposits with the senior lenders against the Company’s obligations to the senior lenders. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lenders withdrawing their demand for payment and restoring the Company’s accounts.

     During the Company’s discussions with the Consultant, the Company agreed to establish a special committee of the Board (the “Corporate Governance Committee”) consisting of Directors Ellis and Bruhl, with Mr. Ellis serving as Chairman. The Consultant will interface with the Corporate Governance Committee regarding the Company’s restructuring actions. The Company also agreed that the Consultant will oversee the Company’s interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a “success fee” arrangement with the Consultant. Under terms of the arrangement, if the Consultant is successful in obtaining an extension to January 1, 2004 or later on the Company’s senior debt, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of the senior debt which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant’s engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company’s senior lenders in December 2002. The restructuring plan requested that the senior lenders convert the Company’s senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA’s re-inspection of the Decatur facility in early December 2002, the Company and the senior lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company’s response thereto. As a result, the senior lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - “Legal Proceedings”), the senior lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company’s senior lenders, on May 9, 2003, the Company engaged Leerink Swann as an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders’ satisfaction with the Company’s progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, the can be no assurances that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.

     As described in more detail in Note M - “Legal Proceedings”, the Company is also a party to governmental proceedings by the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company’s operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.

     In the event that the Company is not in compliance with the Credit Agreement covenants through the latest extension of the Forbearance Agreement and does not negotiate amended covenants or obtain a waiver thereof, then the senior lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company’s assets.

     On July 12, 2001 as required under the terms of the Prior Agreement, the Company entered into a $5,000,000 subordinated debt transaction with The John N. Kapoor Trust dtd. 9/20/89 (the “Trust”), the sole trustee and sole beneficiary of which is Dr. John N.

Kapoor, the Company’s Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the “Trust Agreement”) in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 (“Tranche A” which was received on July 13, 2001) and $2,000,000 (“Tranche B” which was received on August 16, 2001). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust’s commitment to provide the subordinated debt. All unexercised warrants expire on December 20, 2006.

     Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Trust and the Company’s senior lenders. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     The Company, in accordance with APB Opinion No. 14, recorded the subordinated debt transaction such that the convertible debt and warrants have been assigned independent values. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and (iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. In accordance with EITF Abstract No. 00-27, the Company has also computed and recorded a value related to the “intrinsic” value of the convertible debt. This calculation determines the value of the embedded conversion option within the debt that has become beneficial to the owner as a result of the application of APB Opinion No. 14. This value was determined to be $1,508,000 and was recorded as additional paid in capital. The remaining $1,976,000 was recorded as long-term debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the “intrinsic” value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001, interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that the Company will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The Promissory Note is subordinated to the Company’s senior debt but is senior to the Company’s subordinated debt owed to the Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s lyophilization facility each year. Dr. John N. Kapoor, the Company’s chairman is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

     Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement from July 12, 2004 to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. The terms of the agreement to change the convertibility of the Tranche A interest and the convertibility of the Tranche B interest for the extension of the term require shareholder approval to be received by August 31, 2002, which was subsequently extended to June 30, 2003. If the Company’s shareholders do not approve these changes, the Company would be in default under the Trust Agreement and, at the option of the Trust, the Subordinated Debt could be accelerated and become due and payable on June 30, 2003. Any default under the Trust Agreement would constitute an event of default under both the Credit Agreement and the Neopharm Promissory Note. In the event of default, amounts due under the Credit Agreement and the Neopharm Promissory Note could be declared to be due and payable, notwithstanding the Forebearance Agreement which is presently in place between the Company and its senior lender. The Company expects that it will reach agreement with the Trust to extend, if necessary, the shareholder approval date until the next shareholders meeting.

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

NOTE I - NON-CASH TRANSACTIONS

     The Company received an equity ownership in Novadaq Technologies, Inc., (“Novadaq”), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq reached on January 25, 2002. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq Technologies, Inc. The Company has determined this investment should be valued using the cost method as described in Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

     The following table shows basic and diluted earnings per share computations for the three-month periods ended March 31, 2003 and March 31, 2002 (in thousands, except per share information):

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Net income per share - basic:
Net income	$183	$151
Weighted average number of shares outstanding	19,688	19,524

Net income per share - basic	$0.01	$0.01

Net income per share - diluted:
Net income	$183	$151
Net income adjustment for interest on convertible debt and convertible interest on debt	—	62

Net income, as adjusted	$183	$213

Weighted average number of shares outstanding	19,688	19,524
Additional shares assuming conversion of convertible debt and convertible interest on debt	—	1,153
Additional shares assuming exercise of warrants	—	504
Additional shares assuming exercise of options	111	610
Weighted average number of shares outstanding, as adjusted	19,799	21,791

Net income per share - diluted	$0.01	$0.01

     Certain warrants, options and conversion rights are not included in the earnings per share calculation when the exercise price or conversion price is greater than the average market price for the period. The number of shares subject to warrants, options and conversion rights excluded in each period is reflected in the following table.

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Shares subject to anti-dilutive warrants and conversion rights not included in earnings per share calculation	4,426	—
Shares subject to anti-dilutive options not included in earnings per share calculation	3,417	1,434

NOTE K - STOCK BASED COMPENSATION

     The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for qualifying options granted to its employees under its 1988 Incentive Compensation Program and applies Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued Employees” (“SFAS 123”) for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used.

     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income and pro forma income per share for the three months ended March 31, would have been as follows:

	2003	2002

Net income, as reported	$183,000	$151,000
Add stock-based employee compensation expense included in reported net income	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(89,000)	(196,000)

Pro forma net income/(loss)	$94,000	$(45,000)

Basic and diluted income/(loss) per share of common stock
Basic as reported	$0.01	$0.01
Basic pro forma	$0.00	$(0.00)
Diluted as reported	$0.01	$0.01
Diluted pro forma	$0.00	$(0.00)

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

	THREE MONTHS ENDED MARCH 31,

	2003	2002

REVENUES
Ophthalmic	$5,287	$6,785
Injectable	5,905	3,788
Contract Services	1,590	2,870

Total revenues	$12,782	$13,443

GROSS PROFIT
Ophthalmic	$2,016	$3,663
Injectable	3,721	1,834
Contract Services	106	852

Total gross profit	5,844	6,349
Operating expenses	4,991	5,218

Total operating income	793	1,131
Interest and other income (expense), net	(645)	(807)

Income before income taxes	$208	$244

     The Company manages its business segments to the gross profit level and manages its operating costs on a company-wide basis. The Company does not identify assets by segment for internal purposes.

NOTE M - LEGAL PROCEEDINGS

     On March 27, 2002, the Company received a letter informing it that the staff of the regional office of the Securities and Exchange Commission (“SEC”) in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company’s financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001.

     On February 27, 2003, the Company reached an agreement in principle with the staff of the SEC’s regional office in Denver, Colorado, that would resolve the issues arising from the staff’s investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The Company has recently become aware of and informed the SEC staff of certain weaknesses in its internal controls, which it is in the process of addressing. It is uncertain at this time what effect that this action will have on the agreement in principle currently pending with the SEC staff. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connection with this proceeding.

     In October 2000, the FDA issued a warning letter to the Company following the FDA’s routine cGMP inspection of the Company’s Decatur manufacturing facilities. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified deviations from regulatory requirements including process controls and cleaning validations. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company’s plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002 the FDA conducted another inspection of the Decatur facility, which also identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company’s actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection also identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided progress reports to the FDA on April 15, and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.

     As a result of the latest inspection and the Company’s response, the FDA may take any of the following actions: (i) accept the Company’s reports and response and take no further action against the Company; (ii) permit the Company to continue its corrective actions and conduct another inspection (which likely would not occur before the fourth quarter of 2003) to assess the success of these efforts; (iii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA’s course of action.

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application (“NDA”), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application (“ANDA”). The

Company believes that unless and until the FDA chooses option (i) or, in the case of option (ii), unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company. This has adversely impacted, and is likely to continue to adversely impact the Company’s ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.

     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company’s ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company’s senior debt or could cause the Company’s senior lenders to refuse further extensions of the Company’s senior debt, any or all of which would have a material adverse effect on the Company’s liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company’s liquidity.

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

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued three statements, SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 143, “Accounting for Asset Retirement Obligations.”

     SFAS No. 141 supercedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations to be accounted for using the purchase method. In addition, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill. The following criteria is to be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this new standard did not have any effect on the Company’s financial statements.

     SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has adopted SFAS No. 142 as of January 1, 2002 and no impairments were recognized upon adoption. Subsequent to the adoption, the Company recorded an impairment charge of $257,000 related to product license intangibles in the third quarter of 2002.

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has adopted SFAS No. 143 as of January 1, 2002. The adoption of this new standard did not have any effect on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective January 1, 2002. The adoption of this new standard did not have any effect on the Company’s financial statements upon adoption. Subsequent to the adoption of this standard, the Company recorded a charge of $545,000 in the third quarter of 2002 related to abandoned construction projects.

     In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements”, amended SFAS No. 4 is no longer necessary, because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to a sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. Certain provisions of SFAS No. 145 are effective for the fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of this standard will have a material effect on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. Certain of the disclosure requirements are required for fiscal years ending after December 15, 2002 and are included in the Notes to the Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has determined that FIN 45 did not have any effect on the Company’s financial statements.

     In January, 2003, the FASB issued Interpretation No. 46. (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has determined that FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

NOTE O - SUBSEQUENT EVENTS

     Following the conclusion of the audit of the December 31, 2002 financial statements, Deloitte and Touche, LLP resigned as the Company’s outside auditors and noted that it believed that certain matters of material weaknesses existed in the Company’s internal controls. Although the Company does not necessarily agree with Deloitte’s judgment that there existed material weaknesses in the

Company’s internal controls, the Company is in the process of implementing procedures designed to address all relevant internal control issues. This event has been disclosed by the Company on an interim report on Form 8-K filed on May 1, 2003.

Item 2.

AKORN, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
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

     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three period ended March 31, 2003 and 2002, the Company recorded chargeback and rebate expense of $2,762,000, and $4,076,000, respectively. The allowance for chargebacks and rebates was $3,753,000 and $4,302,000 as of March 31, 2003 and December 31, 2002, respectively.

ALLOWANCE FOR PRODUCT RETURNS

     The Company also maintains an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. The Company evaluates the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, the Company also considers the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For three month period ending March 31, 2003 and 2002 the Company recorded a provision for product returns of $697,000, and $445,000, respectively. The allowance for potential product returns was $1,247,000 and $1,166,000 at March 31, 2003 and December 31, 2002, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:

•	Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels, etc.).

•	Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) other information such as buying patterns and payment patterns, particularly in respect of major customers.

•	Developed assumptions reflecting management’s judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to “partial payments;” (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances - based upon information available at the time.

     For the three month periods ending March 31, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of $(6,000), and $0, respectively. The allowance for doubtful accounts was $1,200,000 as of both March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the Company had a total of $4,007,000 of past due gross accounts receivable, of which $222,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $1,200,000, the portion related to the wholesaler customers is $626,000 with the remaining $574,000 reserve for all other customers.

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

ALLOWANCE FOR SLOW-MOVING INVENTORY

     The Company maintains an allowance for slow-moving and obsolete inventory based upon recent sales activity by unit and wholesaler inventory information. For the three months ended March 31, 2003 and 2002, the Company recorded a provision for inventory obsolescence of $169,000, and $250,000, respectively. The allowance for inventory obsolescence was $1,308,000 and $1,206,000 as of March 31, 2003 and December 31, 2002, respectively.

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

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	the Company’s ability to restructure or refinance its debt to its senior lenders, which is currently in default, but subject to a forbearance agreement;

•	the Company’s ability to obtain further extensions of the forbearance agreement which originally expired on January 3, 2003, but has subsequently been extended for successive short-term periods, the latest of which expires on June 30, 2003;

•	the Company’s ability to avoid further defaults under debt covenants;

•	the Company’s ability to generate cash from operations sufficient to meet its working capital requirements;

•	the Company’s ability to obtain additional funding to operate and grow its business;

•	the Company’s ability to resolve its Food and Drug Administration compliance issues at its Decatur, Illinois facility;

•	the effects of federal, state and other governmental regulation of the Company’s business;

•	the Company’s success in developing, manufacturing and acquiring new products;

•	the Company’s ability to bring new products to market and the effects of sales of such products on the Company’s financial results;

•	the effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	availability of raw materials needed to produce the Company’s products; and

•	other factors referred to in the Company’s other Securities and Exchange Commission filings including “ Item 7. Managements Discussion and Analysis of Financial Conditions and Results of Operations - Factors that May Affect Future Results” in the Company’s Form 10-K for 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO 2002

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Ophthalmic segment	$5,287	$6,785
Injectable segment	5,905	3,788
Contract Services segment	1,590	2,870

Total revenues	$12,782	$13,443

     Consolidated revenues decreased 4.9% in the quarter ended March 31, 2003 compared to the same period in 2002.

     Ophthalmic segment revenues decreased 22.1%, primarily due to the temporary suspension in late 2002 of production of Fluress and Flouracaine, pending requalification of these products in a new container, as well as the timing of increased customer purchases of angiography and ointment products in the fourth quarter of 2002. Those purchases resulted in increased inventory levels that were reduced in the first quarter of 2003 without compensating re-orders for the product. Injectable segment revenues increased 55.9% for the quarter due to the strong volume of rheumatology and antidote product revenues due to the Company’s ability to fill backorders for these products that had accumulated in the second half of 2002. The backorders were the result of the temporary closure for asceptic processing of one of the production rooms at the Company’s Decatur, Illinois facility. In the fourth quarter of 2002, the Company was able to shift production of these products to a different production room at its Decatur facility, thereby allowing it to fill the backorders in the first quarter of 2003. The Company anticipates injectable revenues to return to 2002 levels in subsequent quarters. Contract services revenues decreased by 44.6% due mainly to customer concerns about the status of the ongoing FDA compliance matters at the Company’s Decatur facility.

     The Company anticipates that revenues from the Contract Services segment will continue to lag historical levels and that Ophthalmic and Injectable segment revenues are not likely to grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the fourth quarter of 2003. See Part II - Item 1 - “Legal Proceedings”. In addition, the Company does not expect Fluress and Flouracaine production or asceptic processing in the aforementioned Decatur production room to resume prior to the third quarter of 2003. Revenues and cash flow from operations for the remainder of 2003 could be adversely impacted if the Company is unable to resume production of Fluress and Fluoracaine and resume asceptic processing in the aforementioned Decatur production room in the third quarter of 2003.

     The chargeback and rebate expense for the three months ended March 31, 2003 declined to $2,762,000 from $4,076,000 in the comparable period in the prior year, due to the increase in the product sales mix of lower chargeback and rebate percentage items, such as antidote and rheumatology products.

     Consolidated gross margin was 45.7% for the 2003 first quarter as compared to a gross margin of 47.2% in the same period a year ago. The increase in higher margin antidote and rheumatology product sales was more than offset by the volume declines in the Ophthalmic and Contract Services segments and an increase in consulting costs to address the Company’s current FDA compliance matters.

     Selling, general and administrative (SG&A) expenses decreased 6.4%, from $4,455,000 to $4,169,000, during the quarter ended March 31, 2003 as compared to the same period in 2002 due to a reduction in marketing costs partially offset by an increase in legal and consulting costs primarily relating to the proposed restructuring of the Company’s senior debt.

     Provision, net of recoveries, for bad debts was $(6,000) for the quarter, reflecting a $136,000 provision for the three month period in 2003 offset by $142,000 of recoveries for the same period. There were no bad debt expense or recoveries in the first quarter of 2002.

     Research and development (R&D) expense increased 12.6% in the quarter, to $473,000 from $420,000 for the same period in 2002. This increase was due to increased batch testing for the Company’s ANDA product pipeline as well as testing associated with the Company’s planned launch of its Lidocaine Jelly product. The Company has been scaling back its research and development activities from its historical levels and will continue to focus on strategic product niches in the areas of controlled substances and Ophthalmics.

     Interest and other expense for the first quarter of 2003 was $645,000, a 27.3% decrease compared to the same period in the prior year, primarily due to lower interest rates as well as a lower debt balance.

     The Company’s effective tax rate for the current quarter was 16.9% compared to 38.1% for the comparable prior year quarter.

     The Company reported a net income of $123,000 or $0.01 per weighted average share for the three months ended March 31, 2003, versus $151,000 or $0.01 per weighted average share for the comparable prior year quarter. The reduction in net income was due primarily to the decrease in revenues and gross margins, which was offset in part by lower SG&A and interest expenses.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     As of March 31, 2003, the Company had cash and cash equivalents of $343,000. The net working capital deficiency at March 31, 2003 was $29,423,000 versus $30,564,000 at December 31, 2002. The negative working capital position reflects the classification of the Company’s senior debt obligation as a current liability, the balance of which increased to $37,088,000 at March 31, 2003 from $35,859,000 as of December 31, 2002.

     During the period ended March 31, 2003, the Company used $1,010,000 in cash from operations, primarily due to an increase in receivables, offset in part by an increase in accounts payable. The increase in receivables was due to the sale of backordered injectable products in February 2003 to customers whose credit terms are such that the receivables were not due until April 2003. As a result, the Company’s cash collections in April exceeded normalized levels and the Company was able to reduce its accounts payable balance as well as the outstanding balance on its revolving credit line below the levels as of March 31, 2003. Investing activities during the period ended March 31, 2003 include $341,000 related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $1,399,000 in cash during the period ended March 31, 2003 primarily through the increase of the Company’s revolving credit line. As noted above, the Company reduced the outstanding balance on its revolving credit line in April of 2003 based upon its cash collections in that month.

     The Company has had three consecutive years of operating losses, is in default under its existing credit agreement and is a party to governmental proceedings and potential claims by the FDA that could have a material adverse effect on the Company. Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lenders and obtained extensions thereof through June 30, 2003, is working with the FDA to favorably resolve such proceedings, has appointed a new interim chief executive officer and implemented other management changes and has taken additional steps to return to profitability, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing governmental proceeding with the FDA and (iv) ultimately refinance its senior bank debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

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

     Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lenders, management believes that the Company has a good relationship with its senior lenders and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. The Company has also added key management personnel, including the appointment of a new interim chief executive officer and vice president of operations, and additional personnel in critical areas, such as quality assurance. Management has reduced the Company’s cost structure, improved the Company’s processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company’s profitability and cash flow from operations and improved the prospects to refinance its senior debt and obtain additional financing for future operations.

     As a result of all of the factors cited in the preceeding three paragraphs, management believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern. Further, even if the Company’s efforts to raise additional financing and explore other strategic alternatives result in a transaction that repays the senior bank debt, there can be no assurance that the current common stock will have any value following such a transaction. In particular, if any new financing is obtained, it likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.

Credit Agreement

     As discussed in Note H - “Financing Arrangements” - to the Condensed Consolidated Financial Statements, the Company has significant borrowings which require, among other things, compliance with various covenants. The borrowings consist primarily of an Amended and Restated Revolving Credit Agreement (the “Credit Agreement”).

     On September 16, 2002, the Company was notified by its senior lenders that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lenders also notified the Company that they would forbear from exercising their remedies under the Credit Agreement until January 3, 2003 (as indicated below, subsequently extended to June 30, 2003) if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lenders entered into an agreement under which the senior lenders would agree to forbear from exercising their remedies (the “Forbearance Agreement”) and the Company acknowledged its then-current default. The Forbearance Agreement provides a second line of credit allowing the Company to borrow the lesser of (i) the difference between the Company’s outstanding indebtedness to the senior lenders and $39,200,000, (ii) the Company’s borrowing base and (iii) $1,750,000, to fund the Company’s day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company’s operations to repay borrowings under the new revolving loan, and to reduce the Company’s other obligations to the senior lenders. In the event that the Company is not in compliance with the continuing covenants under the Credit Agreement and does not negotiate amended covenants or obtain a waiver thereof, then the senior lenders, at their option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company’s assets. This could result in the Company seeking protection from its creditors and a reorganization under the federal bankruptcy code.

     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company’s senior lenders in December 2002. The restructuring plan requested that the senior lenders convert the Company’s senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA’s re-inspection of the Decatur facility in early December 2002, the Company and the senior lenders agreed to defer further discussions of that request until completion of the re-inspection and the Company’s response thereto. As a result, the senior lenders have agreed to successive short-term extensions of the Forbearance Agreement, the latest of which is an eleventh amendment to the Forbearance Agreement expiring on June 30, 2003. Following completion of the FDA inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings, the senior lenders have indicated that they are not willing to convert the senior debt to a term loan but discussions continue regarding a possible increase in the revolving line of credit. As required by the Company’s senior lenders, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. Subject to the absence of any additional defaults and subject to the senior lenders’ satisfaction with the Company’s progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond June 30, 2003.

FDA Proceeding

     As described in more detail in Part II - Item 1 - “Legal Proceedings”, the Company is a party to governmental proceeding by the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome in such proceeding may have a material impact on the Company’s operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement, any or all of which could have a material adverse effect on the Company’s liquidity.

Facility Expansion

     The Company is in the process of completing an expansion of its Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services, which manufacturing capability the Company currently does not have. Subject to the Company’s ability to refinance its senior debt and obtain new financing for future operations and capital expenditures, the Company anticipates the completion of the Lyophilization expansion in the second half of 2004. As of December 31, 2002, the Company had spent approximately $16.4 million on the expansion and anticipates the need to spend approximately $1.0 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, the Company will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA.

Subordinated Debt

     On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with The John N. Kapoor Trust dtd. 9/20/89 (the “Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the “Trust Agreement”) in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 (“Tranche A” which was received on July 13, 2001) and $2,000,000 (“Tranche B” which was received on August 16, 2001). As part of the consideration provided to the Trust for the subordinated debt, the Company issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust’s commitment to provide the subordinated debt. All unexpired warrants will expire on December 20, 2006.

     Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Trust and the Company’s senior lenders. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund Akorn’s efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the promissory note, dated December 20, 2001, evidencing the loan (the Promissory Note”) interest will accrue at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. In consideration for the loan, under a separate manufacturing agreement between the Company and NeoPharm, the Company, upon completion of the lyophilization facility, agrees to provide NeoPharm with access to at least 15% of the capacity of Akorn’s lyophilization facility each year. The Promissory Note is subordinated to Akorn’s senior debt owed to The Northern Trust Company but is senior to Akorn’s subordinated debt owed to the Trust. Dr. John N. Kapoor, the Company’s chairman is also chairman of NeoPharm and holds a substantial stock position in that company as well as in the Company.

     Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement from July 12, 2004 to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. The terms of the agreement to change the convertibility of the Tranche A interest and the convertibility of the Tranche B interest for the extension of the term require shareholder approval to be received by August 31, 2002, which was subsequently extended to June 30, 2003. If the Company’s shareholders do not approve these changes, the Company would be in default under the Trust Agreement and, at the option of the Trust, the Subordinated Debt could be accelerated and become due and payable on June 30, 2003. Any default under the Trust Agreement would constitute an event of default under both the Credit Agreement and the Neopharm Promissory Note. In the event of default, amounts due under the Credit Agreement and the Neopharm Promissory Note could be declared to be due and payable, notwithstanding the Forebearance Agreement which is presently in place between the Company and its senior lender. The Company expects that it will reach agreement with the Trust to extend, if necessary, the shareholder approval date until the next shareholders meeting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates. The Company’s interest rate exposure involves three debt instruments. The Credit Agreement and the subordinated convertible debentures issued to the John N. Kapoor Trust bear the same interest rate, which fluctuates at Prime plus 300 basis points. The promissory note issued to NeoPharm, Inc. (“NeoPharm”) bears interest at an initial rate of 3.6% and will be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. All of the Company’s remaining long-term debt is at fixed interest rates. Management estimates that a change of 100 basis points in its variable rate debt from the interest rates in effect at March 31, 2003 would result in a $455,000 change in annual interest expense.

     The Company’s financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

     The fair value of the debt obligations approximated the recorded value as of March 31, 2003. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company’s current borrowing rate with its senior lenders. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,649,000, would be lower than the current carrying value of $3,250,000.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the disclosure controls and procedures are effective in timely communicating to them the material information relating to the Company required to be included in the Company’s periodic SEC filings.

     As discussed in greater detail in the Company’s Report on Form 8-K dated May 1, 2003, Deloitte & Touche LLP (“Deloitte”) informed the Company that, in connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2002, it noted certain matters involving the Company’s internal controls that Deloitte considered to be material weaknesses. Although the Company does not necessarily agree with Deloitte’s judgment that there existed material weaknesses in the Company’s internal controls, the Company is in the process of implementing procedures designed to address all relevant internal control issues. To date, the Company has expanded its interim evaluation of accounts receivable for purposes of determining the allowance for doubtful accounts and has reassigned certain personnel to strengthen the accounting for fixed assets.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 27, 2002, the Company received a letter informing it that the staff of the SEC’s regional office in Denver, Colorado, would recommend to the Commission that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company’s financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001.

     On February 27, 2003, the Company reached an agreement in principle with the staff of the SEC’s regional office in Denver, Colorado, that would resolve the issues arising from the staff’s investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The Company has recently become aware of and informed the SEC staff of certain weaknesses in its internal controls, which it is in the process of addressing. It is uncertain at this time what effect this action will have on the agreement in principle currently pending with the SEC staff. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connection with this proceeding.

     In October 2000, the FDA issued a warning letter to the Company following the FDA’s routine cGMP inspection of the Company’s Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. This letter addressed several deviations from regulatory requirements including cleaning validations and general documentation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validations and process controls. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company’s plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August, 2002 the FDA conducted another inspection of the Decatur facility, which also identified deviations from cGMPs. The Company responded to these observations in September, 2002. In response to the Company’s actions, the FDA conducted another inspection of the Decatur facility during the period December 10, 2002 to February 6, 2003. This inspection also identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions, has provided progress reports to the FDA on April 15, and May 15, 2003 and has committed to providing the FDA an additional periodic report of progress on June 15, 2003.

     As a result of the latest inspection and the Company’s response, the FDA may take any of the following actions: (i) accept the Company’s reports and response and take no further action against the Company; (ii) permit the Company to continue its corrective actions and conduct another inspection (which likely would not occur before the fourth quarter of 2003) to assess the success of these efforts; (iii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA’s course of action.

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application (“NDA”), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application (“ANDA”). The Company believes that unless and until the FDA chooses option (i) or, in the case of option (ii), unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company. This has adversely impacted, and is likely to continue to adversely impact the Company’s ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.

     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company’s ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company’s senior debt or could cause the Company’s senior lenders to refuse further extensions of the Company’s senior debt, any or all of which would have a material adverse effect on the Company’s liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company’s liquidity.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

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

Date: December 31, 2003