Form 10-Q/A
period 2003-06-30
AKORN INC
filed 2003-12-31
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO_____________

COMMISSION FILE NUMBER: 0-13976

AKORN, INC.

(Exact Name of Registrant as Specified in its Charter)

LOUISIANA (State or Other Jurisdiction of Incorporation or Organization)	72-0717400 (I.R.S. Employer Identification No.)

2500 MILLBROOK DRIVE BUFFALO GROVE, ILLINOIS (Address of Principal Executive Offices)	60089 (Zip Code)

(847) 279-6100
(Registrant’s telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

     At August 13, 2003 there were 19,729,759 shares of common stock, no par value, outstanding.

EXPLANATORY NOTE

On April 24, 2003, Deloitte and Touche LLP (“Deloitte”) notified the Company that it would decline to stand for re-election as the Company’s independent accountants after completion of the audit of the Company’s consolidated financial statements as of and for the year ending December 31, 2002. Deloitte completed its audit, delivered its auditors’ report on May 20, 2003, and advised the Company that the client-auditor relationship between the Company and Deloitte had ceased. On October 22, 2003, the Company engaged BDO Seidman, LLP (“BDO Seidman”) as the Company’s independent accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003 and to review the Company’s financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2003. This Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003 (the “Original Form 10-Q”) is being filed to amend the Quarterly Report for the quarter ended June 30, 2003. As described in the Notes to Condensed Consolidated Financial Statements herein, certain adjustments have been made to the previously filed financial statements of the fiscal 2003 period presented herein. The Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the original filing, August 14, 2003. Events have taken place that would have been reflected in the Original Form 10-Q if they had taken place prior to the date of the original filing. The Company recommends that this report be read in conjunction with the Company’s reports filed with the Securities and Exchange Commission subsequent to August 14, 2003.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$(14)	$364
Trade accounts receivable (less allowance for doubtful accounts of $559 and $1,200)	(504)	1,421
Inventory	9,766	10,401
Deferred income taxes	—	—
Income taxes recoverable	841	670
Prepaid expenses and other current assets	781	383

TOTAL CURRENT ASSETS	10,869	13,239
OTHER ASSETS
Intangibles, net	13,444	14,142
Investment in Novadaq Technologies, Inc.	713	713
Deferred income taxes	—	—
Other	130	130

TOTAL OTHER ASSETS	14,287	14,985
PROPERTY, PLANT AND EQUIPMENT, NET	34,688	35,314

TOTAL ASSETS	$59,844	$63,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of long-term debt	$42,305	$35,859
Trade accounts payable	6,171	5,756
Accrued compensation	788	836
Accrued expenses and other current liabilities	1,704	1,352

TOTAL CURRENT LIABILITIES	50,968	43,803
LONG-TERM DEBT	1,468	7,799
OTHER LONG-TERM LIABILITIES	—	584

TOTAL LIABILITIES	52,436	52,186
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	26,936	26,866
Accumulated deficit	(19,528)	(15,514)

TOTAL SHAREHOLDERS’ EQUITY	7,408	11,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,844	$63,538

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenues	$8,840	$14,165	$21,622	$27,608
Cost of sales	8,305	7,799	15,243	14,893

GROSS PROFIT	535	6,366	6,379	12,715
Selling, general and administrative expenses	3,952	6,315	8,121	10,770
Provision, net of recoveries, for bad debts	(342)	(400)	(348)	(400)
Amortization of intangibles	344	355	699	698
Research and development expenses	362	562	835	982

TOTAL OPERATING EXPENSES	4,316	6,832	9,307	12,050

OPERATING INCOME (LOSS)	(3,781)	(466)	(2,928)	667
Interest expense	(612)	(826)	(1,257)	(1,713)
Interest and other income (expense), net	—	—	—	—

INTEREST EXPENSE AND OTHER	(612)	(826)	(1,257)	(1,713)

INCOME (LOSS) BEFORE INCOME TAXES	(4,393)	(1,292)	(4,185)	(1,048)
Income tax provision (benefit)	(196)	(509)	(171)	(416)

NET INCOME (LOSS)	$(4,197)	$(783)	$(4,014)	$(632)

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.21)	$(0.04)	$(0.20)	$(0.03)

DILUTED	$(0.21)	$(0.04)	$(0.20)	$(0.03)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	19,723	19,566	19,705	19,545

DILUTED	19,723	19,566	19,705	19,545

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(4,014)	$(632)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,228	2,158
Deferred income taxes	—	(688)
Write-down of long-lived assets	—	1,560
Amortization of debt discounts	500	259
Changes in operating assets and liabilities:
Accounts receivable	1,865	409
Income taxes recoverable	(170)	5,874
Inventory	635	(2,038)
Prepaid expenses and other current assets	(398)	(169)
Trade accounts payable	415	2,592
Accrued compensation	(48)	188
Income taxes payable	—	—
Accrued expenses and other liabilities	(414)	(1,571)

NET CASH PROVIDED BY OPERATING ACTIVITIES	599	7,942
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(903)	(2,906)

NET CASH (USED IN) INVESTING ACTIVITIES	(903)	(2,906)
FINANCING ACTIVITIES
Repayment of long-term debt	(155)	(5,734)
Borrowings under bank credit agreement	12	—
Proceeds from employee stock purchase plan/exercise of stock options	70	243

NET CASH PROVIDED BY FINANCING ACTIVITIES	(73)	(5,491)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(378)	(455)
Cash and cash equivalents at beginning of period	364	5,355

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(14)	$4,900

Amount paid for interest (net of capitalized interest)	$797	$1,265
Amount paid for income taxes	—	—

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

     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Subsequent to the original filing of these financial statements on August 14, 2003, the Company discovered a misposted balance that resulted in a $60,000 understatement of net income for the three months ended March 31, 2003. In addition, the Company had misclassifed $825,000 of interest accruals as short term debt versus other accrued liabilities. The accompanying financial statements and notes to the financial statements have been adjusted for this matter with a $0.01 decrease in reported loss per share for the six months ended June 30, 2003. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

     The Company experienced losses from operations in the first six months of 2003 and in each of the three most recent years (2000-2002) and has a working capital deficiency of $40.1 million as of June 30, 2003. The Company also is in default under its existing senior credit agreement and subordinated debt agreements and is subject to ongoing Food and Drug Administration (“FDA”) compliance matters that could have a material adverse effect on the Company. See Note H - “Financing Arrangements” and Note M - “Legal Proceedings”. Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lender, the Company’s subordinated lenders are currently prohibited from taking action to collect the subordinated debt without the consent of the Company’s senior lender, and the Company is working with the FDA to favorably resolve such compliance matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing compliance matters with the FDA and (iv) ultimately refinance its senior bank debt, resolve the defaults under its subordinated debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

     While there can be no guarantee that the Company will be able to continue to generate sufficient revenues and cash flow from operations to finance its current cash needs, the Company generated positive cash flow from operations in 2002 and for the first six months of 2003. As of June 30, 2003, the Company had a deficit of approximately $14,000 in cash and equivalents due to outstanding checks and approximately $1.3 million of undrawn availability under its second line of credit described below. As a result of its cash position and its negative accounts receivable balance, in July, 2003, the Company obtained an additional $1,000,000 of availability under its second line of credit. There can be no assurance that the line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company’s business.

     There can also be no guarantee that the Company will successfully resolve the ongoing compliance matters with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.

     Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt, resolving the defaults under its subordinated debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lender, and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt and resolving the defaults under its subordinated debt. The Company has also added key management personnel, including the appointment of a new chief executive officer, vice president of operations and vice president of quality assurance, quality control and regulatory affairs, and additional personnel in critical areas. Management has reduced the Company’s cost structure, improved the Company’s processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company’s results of operations, cash flow from operations and its prospects for refinancing its senior debt and obtaining additional financing for future operations.

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

     On September 16, 2002, the Company was notified by its senior lender that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lender also notified the Company that it would forbear from exercising its remedies under the Credit Agreement until January 3, 2003 (as indicated below, subsequently extended to August 22, 2003) if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lender entered into an agreement under which the senior lender would agree to forbear from exercising its remedies (the “Forbearance Agreement”) and the Company acknowledged its current default. The Forbearance Agreement provides a second line of credit that currently allows the Company to borrow the lesser of (i) the difference between the Company’s outstanding indebtedness to the senior lender and $39,200,000 and (ii) $2,750,000, to fund the Company’s day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company’s operations to repay borrowings under the new revolving loan, and to reduce the Company’s other obligations to the senior lender.

     The Company, as required in the Forbearance Agreement, agreed to provide the senior lender with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the “Consulting Agreement”) with a consulting firm, AEG Partners, LLC (the “Consultant”), whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company’s day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company’s alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company’s senior lender, upon learning of the Consultant’s action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant’s resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lender gave notice of its exercise of certain remedies available under the Credit Agreement including, but not limited to, its setting off the Company’s deposits with the senior lender against the Company’s obligations to the senior lender. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lender withdrawing its demand for payment and restoring the Company’s accounts.

     During the Company’s discussions with the Consultant, the Company agreed to establish a special committee of the Board (the “Corporate Governance Committee”), originally consisting of Directors Ellis and Bruhl, with Mr. Ellis serving as Chairman. Ron

Johnson was added to the Corporate Governance Committee when he was appointed to the Board in March, 2003. The Board delegated to the Corporate Governance Committee all authority to make any and all decisions with respect to the evaluation and approval of the restructuring plan to be developed by the Consultant with respect to the Company’s bank debt and to interface with the Consultant regarding the Company’s restructuring actions. The Company also agreed that the Consultant will oversee the Company’s interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a “success fee” arrangement with the Consultant. Under terms of the arrangement, if the Company is successful in refinancing or restructuring its debt pursuant to a new or restated credit facility maturing on or after January 1, 2004, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of the debt which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue a warrant to purchase 1,250,000 shares of common stock at an exercise price of $1.00 per share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant’s engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company’s senior lender in December 2002. The restructuring plan requested that the senior lender convert the Company’s senior debt to a term note that would mature no earlier than February 2004 and increase the second line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA’s re-inspection of the Decatur facility in early December 2002, the Company and the senior lender agreed to defer further discussions of that request until completion of the re-inspection and the Company’s response thereto. As a result, the senior lender agreed to successive short-term extensions of the Forbearance Agreement until the completion of the re-inspection. Following completion of the FDA re-inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - “Legal Proceedings”), the senior lender indicated that it was not willing to convert the senior debt to a term loan, but it did agree to further extensions of the Forbearance Agreement. As required by one of these extensions, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. That process is continuing.

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

     The Forbearance Agreement, as amended and extended, provides that the senior lender will forbear from exercising its remedies as a result of specified existing defaults by Akorn until the earlier of the expiration date and the occurrence of any additional defaults by Akorn under the Credit Agreement. Subject to the absence of any additional defaults and subject to the senior lender’s satisfaction with the Company’s progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond August 22, 2003.

     As described in more detail in Note M - “Legal Proceedings”, the Company is also subject to ongoing compliance matters with the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matters, an unfavorable outcome may have a material impact on the Company’s operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.

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

NOTE D - ACCOUNTS RECEIVABLE ALLOWANCES

     The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of accounting activity (i.e., transactions and estimates) relating to allowances for product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers. The amount of the deduction (if any) depends on the identity of the end-user customer and the specific pricing arrangements that Akorn has with that customer. This process can lead to “partial payments” against outstanding invoices as the wholesalers take the claimed deductions at the time of payment. The Company’s negative accounts receivable balance of $504,000 as of June 30, 2003 consists of gross receivables of $5,601,000, less an aggregate of $5,546,000 in allowances for chargebacks, rebates, product returns and discounts and a $559,000 allowance for doubtful accounts.

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

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:

•	Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels, etc.).

•	Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) other information such as buying patterns and payment patterns, particularly in respect of major customers.

•	Developed assumptions reflecting management’s judgments as to the most likely circumstances and outcomes regarding, among other matters: (a) collectibility of outstanding balances relating to “partial payments;” (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances — based upon information available at the time.

     For the three month periods ending June 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($342,000) and ($400,000), respectively. For the six month periods ending June 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($348,000) and ($400,000), respectively. The allowance for doubtful accounts was $559,000 and $1,200,000 as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, the Company had a total of $2,408,000 of past due gross accounts receivable, of which $97,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $559,000, the portion related to the wholesaler customers is $397,000 with the remaining $162,000 reserve for all other customers.

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

NOTE E - INVENTORY

     The components of inventory are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2003	2002

Finished goods	$3,397	$3,460
Work in process	2,494	1,877
Raw materials and supplies	3,875	5,064

	$9,766	$10,401

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

NOTE F - INTANGIBLE ASSETS

     Intangible assets consist of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. The Company assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. The Company has no goodwill or other similar asset with indefinite lives currently recorded on its balance sheet. A summary of the Company’s acquired amortizable intangible assets as of June 30, 2003 is as follows (in thousands):

	AS OF JUNE 30, 2003

	GROSS CARRYING	ACCUMULATED	NET CARRYING
	AMOUNT	AMORTIZATION	AMOUNT

Product Licenses	$22,685	$9,241	$13,444

     The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2007 will be as follows (in thousands):

For the year ended 12/31/03 (a)	1,419
For the year ended 12/31/04	1,404
For the year ended 12/31/05	1,357
For the year ended 12/31/06	1,304
For the year ended 12/31/07	1,281

(a)	Amortization expense for the three months and six months ended June 30, 2003 amounted to $344,000 and $699,000, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2003	2002

Land	$396	$396
Buildings and leasehold improvements	8,890	8,890
Furniture and equipment	27,739	27,390
Automobiles	55	55

	37,080	36,731
Accumulated depreciation	(20,766)	(19,236)

	16,314	17,495
Construction in progress	18,374	17,819

	$34,688	$33,514

     Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project that, upon completion, is expected to enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the Lyophilization project of $306,000 and $280,000 during the three-month periods ended June 30, 2003 and 2002, respectively. For the six month period ended June 30, 2003 and 2002, the Company capitalized interest expense related to the Lyophilization project of $602,000 and $545,000, respectively.

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

     On July 12, 2001, the Company entered into a forbearance agreement (the “Prior Agreement”) with its senior lender under which the lender agreed to forbear from taking action against the Company to enforce its rights under the then existing Credit Agreement until January 2, 2002. As part of the Prior Agreement, the Company acknowledged the existence of certain events of default. These events included a default on a $1.3 million principal payment, failure to timely make monthly interest payments due on May 31, 2001 and June 30, 2001 (these interest payments were subsequently made on July 27, 2001) and failure to receive $3.0 million of cash proceeds of subordinated debt by May 15, 2001 (these proceeds were subsequently received on July 13, 2001).

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

     The Company’s senior lender agreed to extend the Credit Agreement, as amended, to July 31, 2002 and then again to August 31, 2002. These two extensions contain the same covenants and reporting requirements except that the Company is not required to comply with conditions (g) and (h) which relate to the offering of equity securities. In both instances, the balance of $39.2 million was due at the end of the extension term.

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

     On September 20, 2002, the Company and its senior lender entered into an agreement under which the senior lender would agree to forbear from exercising its remedies (the “Forbearance Agreement”) and the Company acknowledged its then-current default. The Forbearance Agreement provides a second line of credit that currently allows the Company to borrow the lesser of (i) the difference between the Company’s outstanding indebtedness to the senior lender and $39,200,000, and (ii) $2,750,000, to fund the Company’s day-to-day operations. The Forbearance Agreement requires that, except for existing defaults, the Company continue to comply with all of the covenants in the Credit Agreement and provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company’s operations to repay borrowings under the new revolving loan, and to reduce the Company’s other obligations to the senior lender.

     The Company, as required in the Forbearance Agreement, agreed to provide the senior lender with a plan for restructuring its financial obligations on or before December 1, 2002, and agreed to retain a consulting firm by September 27, 2002 to assist in the development and execution of this restructuring plan and, in furtherance of that commitment, on September 26, 2002, the Company entered into an agreement (the “Consulting Agreement”) with a consulting firm, AEG Partners, LLC (the “Consultant”) whereby the Consultant would assist in the development and execution of this restructuring plan and provide oversight and direction to the Company’s day-to-day operations. On November 18, 2002, the Consultant notified the Company of its intent to resign from the engagement effective December 2, 2002, based upon the Company’s alleged failure to cooperate with the Consultant, in breach of the Consulting Agreement. The Company’s senior lender, upon learning of the Consultant’s action, notified the Company by letter dated November 18, 2002, that, as a result of the Consultant’s resignation, the Company was in default under terms of the Forbearance Agreement and the Credit Agreement and demanded payment of all outstanding principal and interest on the loan. This notice was followed by a second letter dated November 19, 2002, in which the senior lender gave notice of its exercise of certain remedies available under the Credit Agreement including, but not limited to, its setting off the Company’s deposits with the senior lender against the Company’s obligations to the senior lender. The Company immediately entered into discussions with the Consultant which led, on November 21, 2002, to the Consultant rescinding its notification of resignation and to the senior lender withdrawing its demand for payment and restoring the Company’s accounts.

     During the Company’s discussions with the Consultant, the Company agreed to establish a special committee of the Board (the “Corporate Governance Committee”), originally consisting of Directors Ellis, and Bruhl, with Mr. Ellis serving as Chairman. Ron Johnson was added to the Corporate Governance Committee when he was appointed to the Board in March 2003. The Board delegated to the Corporate Governance Committee all authority to make any and all decisions with respect to the evaluation and approval of the restructuring plan to be developed by the Consultant with respect to the Company’s bank debt and to interface with the Consultant regarding the Company’s restructuring actions. The Company also agreed that the Consultant will oversee the Company’s interaction with all regulatory agencies including, but not limited to, the FDA. In addition, the Company has agreed to a “success fee” arrangement with the Consultant. Under terms of the arrangement, if the Company is successful in refinancing or restructuring its debt pursuant to a new or restated credit facility maturing on or after January 1, 2004, the Consultant will be paid a cash fee equal to 1 1/2% of the amount of the debt which is refinanced or restructured. Additionally, the success fee arrangement provides that the Company will issue a warrant to purchase 1,250,000 shares of common stock at an exercise price of $1.00 per share to the Consultant upon the date on which each of the following conditions have been met or waived by the Company: (i) the Forbearance Agreement shall have been terminated, (ii) the Consultant’s engagement pursuant to the Consulting Agreement shall have been terminated and (iii) the Company shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company’s senior lender in December 2002. The restructuring plan requested that the senior lender convert the Company’s senior debt to a term note that would mature no earlier than February 2004 and increase the second line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA’s re-inspection of the Decatur facility in early December

2002, the Company and the senior lender agreed to defer further discussions of that request until completion of the re-inspection and the Company’s response thereto. As a result, the senior lender agreed to successive short-term extensions the Forbearance Agreement until the completion of the re-inspection. Following completion of the FDA re-inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - “Legal Proceedings”), the senior lender indicated that it was not willing to convert the senior debt to a term loan, but it did agree to further extensions of the Forbearance Agreement. As required by one of these extensions, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. That process is continuing.

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

     The Forbearance Agreement, as amended and extended, provides that the senior lender will forbear from exercising its remedies as a result of specified existing defaults by Akorn until the earlier of the expiration date and the occurrence of any additional defaults by Akorn under the Credit Agreement. Subject to the absence of any additional defaults and subject to the senior lender’s satisfaction with the Company’s progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond August 22, 2003.

     As described in more detail in Note M - “Legal Proceedings”, the Company is also subject to ongoing compliance matters with the FDA. While the Company is cooperating with the FDA and seeking to resolve the pending matter, an unfavorable outcome may have a material impact on the Company’s operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement.

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

     On July 12, 2001 as required under the terms of the Prior Agreement, the Company entered into a $5,000,000 subordinated debt transaction with The John N. Kapoor Trust dtd. 9/20/89 (the “ Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the “Trust Agreement”) in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 (“Tranche A” which was received on July 13, 2001) and $2,000,000 (“Tranche B” which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust’s commitment to provide the subordinated debt. All unexercised warrants expire on December 20, 2006.

     Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Kapoor Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Kapoor Trust and the Company’s senior lender. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

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

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001 (the “NeoPharm Promissory Note”), interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that the Company will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note is subordinated to the Company’s senior debt but is senior to the Company’s subordinated debt owed to the Kapoor Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s lyophilization facility each year. The Company is currently in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003. As a result, amounts owed under the NeoPharm Promissory Note now bear interest at a default rate, which is 3% per annum over the rate that would otherwise be in effect.. However, the subordination provisions applicable to the NeoPharm Promissory Note prohibit NeoPharm from taking any action to enforce or collect the NeoPharm Promissory Note without the consent of the Company’s senior lender. Dr. John N. Kapoor, the Company’s chairman is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

     Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Kapoor Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement from July 12, 2004 to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Kapoor Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Kapoor Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. The Company is currently in default under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note. However, the Kapoor Trust is prohibited from taking any action to enforce or collect amounts owed to it without the prior written consent of the Company’s senior lender and NeoPharm.

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

     The following table shows basic and diluted earnings per share computations for the three-month and six-months periods ended June 30, 2003 and June 30, 2002 (in thousands, except per share information):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Net loss per share - basic:
Net loss	$(4,197)	$(783)	$(4,014)	$(632)
Weighted average number of shares outstanding	19,723	19,566	19,705	19,545
Net loss per share - basic	$(0.21)	$(0.04)	$(0.20)	$(0.03)

Net loss per share - diluted:
Net loss	$(4,197)	$(783)	$(4,014)	$(632)
Net loss adjustment for interest on convertible debt and convertible interest on debt	—	—	—	—

Net loss, as adjusted	$(4,197)	$(783)	$(4,014)	$(632)

Weighted average number of shares outstanding	19,723	19,566	19,705	19,545
Additional shares assuming conversion of convertible debt and convertible interest on debt	—	—	—	—
Additional shares assuming exercise of warrants	—	—	—	—
Additional shares assuming exercise of options	—	—	—	—
Weighted average number of shares outstanding, as adjusted	19,723	19,566	19,705	19,545
Net loss per share - diluted	$(0.21)	$(0.04)	$(0.20)	$(0.03)

     Certain warrants, options and conversion rights are not included in the earnings per share calculation when the exercise price or conversion price is greater than the average market price for the period. The number of shares subject to warrants, options and conversion rights excluded in each period is reflected in the following table (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2002	2002

Shares subject to anti-dilutive warrants and conversion rights not included in earnings per share calculation	4,474	—	4,474	—
Shares subject to anti-dilutive options not included in earnings per share calculation	3,600	2,568	3,600	2,568

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

     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income and pro forma income per share for the three and six months ended June 30, would have been as follows (in thousands, except per share information):

	Three Months June 30		Six Months June 30

	2003	2002	2003	2002

Net loss, as reported	$(4,197)	$(783)	$(4,014)	$(632)
Add stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	3	(8)	(86)	(204)
Pro forma net loss	$(4,194)	$(791)	$(4,100)	$(836)
Basic and diluted loss per share of common stock
Basic as reported	$(0.21)	$(0.04)	$(0.20)	$(0.03)
Basic pro forma	$(0.21)	$(0.04)	$(0.21)	$(0.03)
Diluted as reported	N/A	N/A	N/A	N/A
Diluted pro forma	N/A	N/A	N/A	N/A

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

REVENUES
Ophthalmic	$5,965	$7,000	$11,252	$13,785
Injectable	1,544	4,411	7,449	8,199
Contract Services	1,331	2,754	2,921	5,624

Total revenues	$8,840	$14,165	$21,622	$27,608

GROSS PROFIT
Ophthalmic	$1,136	$3,600	$3,153	$7,264
Injectable	(228)	2,586	3,493	4,427
Contract Services	(373)	180	(267)	1,024

Total gross profit	535	6,366	6,379	12,715
Operating expenses	4,316	6,832	9,307	12,050

Total operating income	(3,781)	(466)	(2,928)	665
Interest and other income (expense)	(613)	(826)	(1,257)	(1,713)

Loss before income taxes	$(4,393)	$(1,292)	$(4,185)	$(1,048)

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

     On July 11, 2003, the Company reached a revised agreement in principle with the staff of the SEC’s regional office in Denver, Colorado, that would resolve the issues arising from the staff’s investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The proposed consent order, as revised, contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of the

Company’s material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company’s accounts receivables. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connection with this proceeding.

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

     If the FDA chooses option (ii) or (iii), such action could significantly impair the Company’s ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company’s senior debt or could cause the Company’s senior lender to refuse further extensions of the Company’s senior debt, any or all of which would have a material adverse effect on the Company’s liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company’s liquidity.

     On December 19, 2002 and January 22, 2003, the Company received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapsine, which the Company produced. The total amount claimed was $3.8 million. In July 2003, the Company agreed to a settlement with respect to one of the claims alleged by these demand letters. The Company does not believe that this settlement or the outcome of the second alleged claim will have a material impact on the Company’s financial position.

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

     In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements”, which amended SFAS No. 4, is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to a sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. Certain provisions of SFAS No. 145 are effective for the fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial statements entered into or modified after May 31, 2003. The Company is currently evaluating the impact, if any, of SFAS 150 on its financial statements.

NOTE O - SUBSEQUENT EVENTS

     On July 3, 2003 the Company’s senior lender extended the expiration date of the Forbearance Agreement relating to the senior debt to July 31, 2003 and agreed to make up to an additional $1,000,000 available to the Company under its current line of credit increasing the maximum amount available under the line of credit from $1,750,000 to $2,750,000. On August 8, 2003, the senior lender further extended the expiration date of the Forbearance Agreement to August 22, 2003. For further discussion, refer to Note M - “Legal Proceedings” - to the Condensed Consolidated Financial Statements.

     On July 11, 2003 the Company reached a revised agreement in principle with the SEC staff that would resolve the issues arising from the SEC’s investigation and proposed enforcement action. For further discussion, refer to Note M - “Legal Proceedings” - to the Condensed Consolidated Financial Statements.

     On July 15, 2003 NeoPharm notified the Company that it believed that the Company had defaulted on its obligations under the processing agreement entered into in connection with the NeoPharm Promissory Note. Although the Company does not agree with NeoPharm’s assertions regarding the processing agreement, it has acknowledged that an event of default occurred under the NeoPharm Promissory Note as a result of the Company’s failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003. However, the subordination provisions applicable to the NeoPharm Promissory Note prohibit NeoPharm from taking any action to enforce or collect the NeoPharm Promissory Note without the consent of The Northern Trust Company. For further discussion, refer to Note H - “Financing Arrangements” - to the Condensed Consolidated Financial Statements.

     On July 21, 2003, the Kapoor Trust notified the Company that it was in default under the Trust Agreement as a result of, among other things, a cross-default to the NeoPharm Promissory Note. However, the Kapoor Trust is prohibited from taking any action to enforce or collect amounts owed to it without the prior written consent of the Company’s senior lender and NeoPharm. For further discussion, refer to Note H - “Financing Arrangements” - to the Condensed Consolidated Financial Statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains an allowance for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, the Company has:

•	Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels, etc.).

•	Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) other information such as buying patterns and payment patterns, particularly in respect of major customers.

•	Developed assumptions reflecting management’s judgments as to the most likely circumstances and outcomes regarding, among other matters: (a) collectibility of outstanding balances relating to “partial payments;” (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances - based upon information available at the time.

     For the three month periods ending June 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($342,000) and ($400,000), respectively. For the six month periods ending June 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($348,000) and ($400,000), respectively. The allowance for doubtful accounts was $559,000 and $1,200,000 as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, the Company had a total of $2,408,000 of past due gross accounts receivable, of which $97,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $559,000, the portion related to the wholesaler customers is $397,000 with the remaining $162,000 reserve for all other customers.

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

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	the Company’s ability to restructure or refinance its debt to its senior lender, which is currently in default, but subject to a forbearance agreement;

•	the Company’s ability to obtain further extensions of the forbearance agreement which originally expired on January 3, 2003, but has subsequently been extended for successive short-term periods, the latest of which expires on August 22, 2003;

•	the subordination provisions that currently prohibit NeoPharm from taking any action to enforce or collect the NeoPharm Promissory Note, which is currently in default, without the prior written consent of Company’s senior lender;

•	the subordination provisions that currently prohibit the Kapoor Trust from taking any action to enforce or collect the subordinated debt owed to the Kapoor Trust, which is currently in default, without the prior written consent of Company’s senior lender and NeoPharm;

•	the Company’s ability to avoid further defaults under debt covenants;

•	the Company’s ability to generate cash from operations sufficient to meet its working capital requirements;

•	the Company’s ability to obtain additional funding to operate and grow its business;

•	the Company’s ability to resolve its Food and Drug Administration compliance issues at its Decatur, Illinois facility;

•	the effects of federal, state and other governmental regulation of the Company’s business;

•	the Company’s success in developing, manufacturing and acquiring new products;

•	the Company’s ability to bring new products to market and the effects of sales of such products on the Company’s financial results;

•	the effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	availability of raw materials needed to produce the Company’s products;

•	other factors referred to in the Company’s other Securities and Exchange Commission filings including “ Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Factors that May Affect Future Results” in the Company’s Form 10-K for 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO 2002

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2003	2002

Ophthalmic segment	$5,965	$7,000
Injectable segment	1,544	4,411
Contract Services segment	1,331	2,754

Total revenues	$8,840	$14,165

     Consolidated revenues decreased 37.6% in the quarter ended June 30, 2003 compared to the same period in 2002.

     Ophthalmic segment revenues decreased 14.8%, due to lower volume of the Company’s diagnostic products, particularly Fluress and Fluoracaine which were impacted by the continued effects of the late 2002 temporary suspension of production, pending requalification of these products in a new container. Injectable segment revenues decreased 65.0% for the quarter because the release of the rheumatology and antidote product backorder in the first quarter of 2003 resulted in surplus customer inventory in the second quarter. The Company anticipates that injectable revenues will return to 2002 levels in subsequent quarters. Contract services revenues decreased by 51.7% due to customer concerns about the status of the ongoing FDA compliance matters at the Company’s Decatur facility as well as the temporary closure for aseptic processing of a production room at that same facility.

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

     Consolidated gross margin was 6.1% for the second quarter as compared to a gross margin of 44.9% in the same period a year ago, mainly due to the volume decrease in high margin antidote and rheumatology product sales combined with volume shortfalls in the Ophthalmic and Contract Services segments. Additionally, increased costs associated with addressing the Company’s current FDA compliance matters had a negative margin impact for the quarter.

     Selling, general and administrative (SG&A) expenses decreased 37.4%, to $3,952,000 from $6,315,000, during the quarter ended June 30, 2003 as compared to the same period in 2002. 2002 results include a $1,559,500 asset impairment charge related to the abandonment of the Johns Hopkins patents. Net of this charge, SG&A expenses decreased 19.2%, due to lower personnel and marketing costs.

     Provision, net of recoveries, for bad debts was a net $342,000 recovery for the second quarter of 2003. Provision, net of recoveries, for bad debts was a net $400,000 recovery for the second quarter of 2002.

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

     The Company reported a net loss of 4,197,000 or $0.21 per weighted average share for the three months ended June 30, 2003, versus a loss of $783,000 or $0.04 per weighted average share for the comparable prior year quarter. The reduction in net income was due primarily to the decrease in revenues and gross margins and increase in the deferred tax valuation allowance, partially offset in part by lower expenditures in SG&A, research and development and reduced interest expenses.

SIX MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO 2002

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2003	2002

Ophthalmic segment	$11,252	$13,785
Injectable segment	7,449	8,199
Contract Services segment	2,921	5,624

Total revenues	$21,622	$27,608

     Consolidated revenues decreased 21.7% for the six months ended June 30, 2003 compared to the same period in 2002.

     Ophthalmic segment revenues decreased 18.4%, primarily due to the temporary suspension in late 2002 of production of Fluress and Fluoracaine, as well as increased customer purchases of angiography and ointment products in the fourth quarter of 2002, which resulted in surplus customer inventory during the 2003 period. Injectable segment revenues decreased 9.1% year to date due to lower volumes of anesthesia products partially offset by increased sales due to the release of rheumatology and antidote product backorders. The Company anticipates that injectable revenues will return to 2002 levels in subsequent quarters. Contract services revenues decreased by 48.1% due mainly to customer concerns about the status of the ongoing FDA compliance matters at the Company’s Decatur facility as well as the temporary closure for aseptic processing of a production room at that same facility.

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

     Year to date consolidated gross margin was 29.5% for 2003 as compared to a gross margin of 46.1% in the same period a year ago. The increase in higher margin antidote and rheumatology product sales was more than offset by the volume declines in the Ophthalmic and Contract Services segments and increased costs associated with the resolution of the Company’s current FDA compliance matters.

     Selling, general and administrative (SG&A) expenses decreased 24.6%, to $8,121,000 from $10,770,000, for the year to date period ended June 30, 2003 as compared to the same period in 2002. Net of the $1,559,500 asset impairment charge related to the abandonment of the Johns Hopkins patents, SG&A expenses decreased 11.8%, due to lower personnel and marketing costs.

     Provision, net of recoveries, for bad debts was a $348,000 net recovery year to date, reflecting a $136,000 provision which was offset by $484,000 in recoveries for the same period. The bad debt expenses net of recoveries for 2002 was a net $400,000 recovery, reflecting a $0 provision which was offset by $400,000 in recoveries for the same period.

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

     The Company reported a net loss of $4,014,000 or $0.20 per weighted average share for the six months ended June 30, 2003, versus a net loss of $632,000 or $0.03 per weighted average share for the comparable prior year period. The reduction in net income was due primarily to the decrease in revenues and gross margins and increase in the deferred tax valuation allowance, partially offset by lower SG&A and research expenditures as well as reduced interest expenses.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     As of June 30, 2003, the Company had a cash and cash equivalent deficit of $14,000 and net accounts receivable as of June 30, 2003 was a negative $504,000. The cash and cash equivalents deficit was due to checks that were outstanding as of June 30, 2003. The Company’s negative accounts receivable balance of $504,000 as of June 30, 2003 consists of gross receivables of $5,601,000, less an aggregate of $5,546,000 in allowances for chargebacks, rebates, product returns and discounts and a $559,000 allowance for doubtful accounts. The negative accounts receivable balance resulted from aggressive collection of outstanding receivables and from reduced sales in the second quarter of 2003. The net working capital deficiency at June 30, 2003 was $40,099,000 versus $30,564,000 at December 31, 2002. The negative working capital position reflects the classification of the Company’s senior and subordinated debt obligations of $42,305,000 as a current liability at June 30, 2003, as compared to reclassification of only the senior debt obligations of $35,859,000 as of December 31, 2002.

For the six months ended June 30, 2003, the Company had $599,000 in cash provided by operations, due to a decrease in accounts receivable and inventory, as well as an increase in accounts payable. The decrease in receivables was due to the collection on the sale of backordered injectable products from the first quarter of 2003 to customers whose credit terms were such that collection of the receivables occurred in April 2003 and from reduced sales in the second quarter of 2003. Inventory decreased due to strict controls over purchases of raw materials and components. Investing activities during the six month period ended June 30, 2003 used $903,000 in cash, including $780,000 related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities used $73,000 in cash during the period ended June 30, 2003.

     The Company experienced losses from operations for the first six months of 2003 and in each of the three most recent years (2000-2002) and has a working capital deficiency of $40.1 million as of June 30, 2003. The Company also is in default under its existing senior credit agreement and subordinated debt agreements and is subject to ongoing Food and Drug Administration (“FDA”) compliance matters that could have a material adverse effect on the Company. See “Credit Agreement”, “- Subordinated Debt” and Part II - Item 1 - “Legal Proceedings”. Although the Company has entered into a Forbearance Agreement (as defined below) with its senior lender, the Company’s subordinated lenders are currently prohibited from taking action to collect the subordinated debt without the consent of the Company’s senior lender, and the Company is working with the FDA to favorably resolve such compliance matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to (i) continue to finance it current cash needs, (ii) continue to obtain extensions of the Forbearance Agreement, (iii) successfully resolve the ongoing compliance matters with the FDA and (iv) ultimately refinance its senior bank debt, resolve the defaults under its subordinated debt and obtain new financing for future operations and capital expenditures. If it is unable to do so, it may be required to seek protection from its creditors under the federal bankruptcy code.

     While there can be no guarantee that the Company will be able to continue to generate sufficient revenues and cash flow from operations to finance its current cash needs, the Company generated positive cash flow from operations in 2002 and for the first six months of 2003. As of June 30, 2003, the Company a cash deficit of $14,000 and approximately $1.3 million of undrawn availability under the second line of credit described below. As a result of its cash position and its negative accounts receivable balance at the end of the second quarter, the Company obtained an additional $1,000,000 of availability under its second line of credit in July, 2003. There can be no assurance that the increased line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company’s business.

     There also can be no guarantee that the Company will successfully resolve the ongoing compliance matters with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.

     Moreover, there can be no guarantee that the Company will be successful in obtaining further extensions of the Forbearance Agreement or in refinancing the senior debt, resolving the defaults under its subordinated debt and obtaining new financing for future operations. However, the Company is current on its interest payment obligations to its senior lender, and, as required, the Company has retained a consulting firm, submitted a restructuring plan and engaged an investment banker to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt and resolving the defaults under its subordinated debt. The Company has also added key management personnel, including the appointment of a new chief executive officer, vice president of operations and vice president of quality assurance, quality control and regulatory affairs, and additional personnel in critical areas, such as quality assurance. Management has reduced the Company’s cost structure, improved the Company’s processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company’s results of operations, cash flow from operations and the prospects for refinancing its senior debt, resolving the defaults under its subordinated debt and obtaining additional financing for future operations.

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

     On September 16, 2002, the Company was notified by its senior lender that it was in default due to failure to pay the principal and interest owed as of August 31, 2002 under the then most recent extension of the Credit Agreement. The senior lender also notified the Company that they would forbear from exercising its remedies under the Credit Agreement until January 3, 2003 (as indicated below, subsequently extended to August 22, 2003) if a forbearance agreement could be reached. On September 20, 2002, the Company and its senior lender entered into an agreement under which the senior lender would agree to forbear from exercising its remedies (the “Forbearance Agreement”) and the Company acknowledged its then-current default. The Forbearance Agreement provides a second line of credit that currently allows the Company to borrow the lesser of (i) the difference between the Company’s outstanding indebtedness to the senior lender and $39,200,000, (ii) $2,750,000, to fund the Company’s day-to-day operations. The Forbearance Agreement provides for certain additional restrictions on operations and additional reporting requirements. The Forbearance Agreement also requires automatic application of cash from the Company’s operations to repay borrowings under the new revolving loan, and to reduce the Company’s other obligations to the senior lender. In the event that the Company is not in compliance with the continuing covenants under the Credit Agreement and does not negotiate amended covenants or obtain a waiver thereof, then the senior lender, at its option, may demand immediate payment of all outstanding amounts due and exercise any and all available remedies, including, but not limited to, foreclosure on the Company’s assets. This could result in the Company seeking protection from its creditors and a reorganization under the federal bankruptcy code.

     As required by the Forbearance Agreement, a restructuring plan was developed by the Company and the Consultant and presented to the Company’s senior lender in December 2002. The restructuring plan requested that the senior lender convert the Company’s senior debt to a term note that would mature no earlier than February 2004 and increase the current line of credit from $1.75 million to $3 million to fund operations and capital expenditures. In light of the FDA’s re-inspection of the Decatur facility in early December 2002, the Company and the senior lender agreed to defer further discussions of that request until completion of the re-inspection and the Company’s response thereto. As a result, the senior lender agreed to successive short-term extensions of the Forbearance Agreement until the completion of the re-inspection. Following completion of the FDA re-inspection of the Decatur facility on February 6, 2003 and issuance of the FDA findings (see Note M - “Legal Proceedings”), the senior lender indicated that it was not willing to convert the senior debt to a term loan, but it did agree to further extensions of the Forbearance Agreement. As required by one of these extensions, on May 9, 2003, the Company engaged Leerink Swann, an investment banking firm, to assist in raising additional financing and explore other strategic alternatives for repaying the senior bank debt. That process is continuing.

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

     The Forbearance Agreement, as amended and extended, provides that the senior lender will forbear from exercising its remedies as a result of specified existing defaults by Akorn until the earlier of the expiration date and the occurrence of any additional defaults by Akorn under the Credit Agreement. Subject to the absence of any additional defaults and subject to the senior lender’s satisfaction with the Company’s progress in resolving the matters raised by the FDA and in obtaining additional financing and exploring other strategic alternatives, the Company expects to continue obtaining short-term extensions of the Forbearance Agreement. However, there can be no assurance that the Company will be successful in obtaining further extensions of the Forbearance Agreement beyond August 22, 2003.

FDA Compliance Matters

     As described in more detail in Part II - Item 1 - “Legal Proceedings”, the Company is subject to ongoing FDA compliance matters. While the Company is cooperating with the FDA and seeking to resolve the pending matters, an unfavorable outcome may have a material impact on the Company’s operations and its financial condition, results of operations and/or cash flows and, accordingly, may constitute a material adverse action that would result in a covenant violation under the Credit Agreement, any or all of which could have a material adverse effect on the Company’s liquidity.

Facility Expansion

     The Company is in the process of completing an expansion of its Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services, which manufacturing capability the Company currently does not have. Subject to the Company’s ability to refinance its senior debt, resolve the defaults under its current subordinated debt and obtain new financing for future operations and capital expenditures, the Company anticipates the completion of the Lyophilization expansion in the second half of 2004. As of June 30, 2003, the Company had spent approximately $17.2 million on the expansion and anticipates the need to spend approximately $1.0 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, the Company will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA.

Subordinated Debt

     On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with The John N. Kapoor Trust dtd. 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the “Trust Agreement”) in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 (“Tranche A” which was received on July 13, 2001) and $2,000,000 (“Tranche B” which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust’s commitment to provide the subordinated debt. All unexpired warrants will expire on December 20, 2006.

     Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate the Company pays on its senior debt. Interest cannot be paid to the Kapoor Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Kapoor Trust and the Company’s senior lender. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001 (the “NeoPharm Promissory Note”), interest accrues at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that the Company will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note is subordinated to the Company’s senior debt but is senior to the Company’s subordinated debt owed to the Kapoor Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s lyophilization facility each year. The Company is currently in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003. As a result, amounts owed under the NeoPharm Promissory Note now bear interest at a default rate, which is 3% per annum over the rate that would otherwise be in effect.. However, the subordination provisions applicable to the NeoPharm Promissory Note prohibit NeoPharm from taking any action to enforce or collect the NeoPharm Promissory Note without the consent of the Company’s senior lender. Dr. John N. Kapoor, the Company’s chairman, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

     Contemporaneous with the completion of the Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Kapoor Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement from July 12, 2004 to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Kapoor Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Kapoor Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. The Company is currently in default under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note. However, the Kapoor Trust is prohibited from taking any action to enforce or collect amounts owed to it without the prior written consent of the Company’s senior lender and NeoPharm.

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

     The fair value of the debt obligations approximated the recorded value as of June 30, 2003. The promissory note between the Company and NeoPharm, Inc. bears interest at a rate that is lower than the Company’s current borrowing rate with its senior lender. Accordingly, the computed fair value of the debt, which the Company estimates to be approximately $2,649,000, would be lower than the current carrying value of $3,250,000.

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

     Based on their evaluation of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely communicating to them the material information relating to the Company required to be included in the Company’s periodic SEC filings.

     As discussed in greater detail in the Company’s Report on Form 8-K dated May 1, 2003, Deloitte & Touche LLP (“Deloitte”) informed the Company that, in connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2002, it noted certain matters involving the Company’s internal controls that Deloitte considered to be material weaknesses. Although the Company does not necessarily agree with Deloitte’s judgment that there existed material weaknesses in the Company’s internal controls, the Company is in the process of implementing procedures designed to address all relevant internal control issues. In the second quarter of 2003, the Company updated its internal control policies and procedures, expanded its interim evaluation of accounts receivable for purposes of determining the allowance for doubtful accounts and reassigned certain personnel to strengthen the accounting for fixed assets. The Company also is in the process of taking a detailed inventory of its fixed assets. There were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On July 11, 2003, the Company reached a revised agreement in principle with the staff of the SEC’s regional office in Denver, Colorado, that would resolve the issues arising from the staff’s investigation and proposed enforcement action as discussed above. The Company has offered to consent to the entry of an administrative cease and desist order as proposed by the staff, without admitting or denying the findings set forth therein. The proposed consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the proposed consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The proposed consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The proposed consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The proposed consent order, as revised, contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of the Company’s material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company’s accounts receivables. The proposed consent order does not become final until it is approved by the SEC. Accordingly, the Company may incur additional costs and expenses in connection with this proceeding.

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

     If the FDA chooses option (ii) or (iii), such action could significantly impair the Company’s ability to continue to manufacture and distribute its current product line and generate cash from its operations, could result in a covenant violation under the Company’s senior debt or could cause the Company’s senior lender to refuse further extensions of the Company’s senior debt, any or all of which would have a material adverse effect on the Company’s liquidity. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company’s liquidity.

     On December 19, 2002 and January 22, 2003, the Company received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapsine, which the Company produced. The total amount claimed was $3.8 million. In July 2003, the Company agreed to a settlement with respect to one of the claims alleged by these demand letters. The Company does not believe that this settlement or the outcome of the second alleged claim will have a material impact on the Company’s financial position.

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

     The Company also is in default under a Promissory Note to NeoPharm, Inc. in the principal amount of $3,250,000 as a result of the Company’s failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003. However, NeoPharm is prohibited from taking any action to enforce or collect the NeoPharm Promissory Note without the prior written consent of Company’s senior lender.

     The Company also is in default under the Convertible Bridge Loan and Warrant Agreement relating to the $5,000,000 subordinated loan made to the Company by The John N. Kapoor Trust dtd. 9/20/89 as a result of a cross-default to the NeoPharm Promissory Note. However, the Kapoor Trust is prohibited from taking any action to enforce or collect amounts owed to it without the prior written consent of the Company’s senior lender and NeoPharm.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1) Amendment #1 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company dated as of October 18, 2002*

(10.2) Amendment #12 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company dated as of June 30, 2003*

(10.3) Amendment #13 to the Pre-Negotiation Agreement by and among the Company, Akorn (NJ) Inc. and The Northern Trust Company dated as of July 31, 2003*

(10.4) Subordination and Standby Agreement executed by The John N. Kapoor Trust dtd. September 20, 1989 in favor of The Northern Trust Company dated as of July 12, 2001*

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

*Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed on August 14, 2003.

(b) Reports on Form 8-K

During the quarterly period ended June 30, 2003, the Company filed a report on Form 8-K dated May 1, 2003 and an amendment to that report on Form 8-K/A dated May 21, 2003 relating to changes in the Company’s certifying accountant.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ BERNARD J. POTHAST
Bernard J. Pothast Vice President, Chief Financial Officer and Secretary (Duly Authorized and Principal Financial Officer)

Date: December 31, 2003