Form 10-Q/A
period 2003-09-30
AKORN INC
filed 2003-12-31
CIK 3116

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

Yes  ☐   No  ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐   No  ☒

     At November 10, 2003 there were 19,821,046 shares of common stock, no par value, outstanding.

EXPLANATORY NOTE

     On April 24, 2003, Deloitte and Touche LLP (“Deloitte”) notified the Company that it would decline to stand for re-election as the Company’s independent accountants after completion of the audit of the Company’s consolidated financial statements as of and for the year ending December 31, 2002. Deloitte completed its audit, delivered its auditors’ report on May 20, 2003, and advised the Company that the client-auditor relationship between the Company and Deloitte had ceased. On October 22, 2003, the Company engaged BDO Seidman, LLP (“BDO Seidman”) as the Company’s independent accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003 and to review the Company’s financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2003. This Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003 (the “Original Form 10-Q”) is being filed to amend the Quarterly Report for the quarter ended September 30, 2003. As described in the Notes to Condensed Consolidated Financial Statements herein, certain adjustments have been made to the previously filed financial statements of the fiscal 2003 period presented herein. The Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the original filing, November 19, 2003. Events have taken place that would have been reflected in the Original Form 10-Q if they had taken place prior to the date of the original filing. The Company recommends that this report be read in conjunction with the Company’s reports filed with the Securities and Exchange Commission subsequent to November 19, 2003.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$304	$364
Trade accounts receivable (less allowance for doubtful accounts of $520 and $1,200)	4,019	1,421
Inventory	8,714	10,401
Deferred income taxes	—	—
Income taxes recoverable	—	670
Prepaid expenses and other current assets	1,278	383

TOTAL CURRENT ASSETS	14,315	13,239
OTHER ASSETS
Intangibles, net	13,094	14,142
Investment in Novadaq Technologies, Inc.	713	713
Deferred income taxes	—	—
Other	130	130

TOTAL OTHER ASSETS	13,937	14,985
PROPERTY, PLANT AND EQUIPMENT, NET	34,226	35,314

TOTAL ASSETS	$62,478	$63,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of long-term debt	$2,650	$35,859
Trade accounts payable	7,232	5,756
Accrued compensation	575	836
Accrued expenses and other current liabilities	866	1,352

TOTAL CURRENT LIABILITIES	11,323	43,803
LONG-TERM DEBT	43,105	7,799
OTHER LONG-TERM LIABILITIES	940	584

TOTAL LIABILITIES	55,368	52,186
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	26,982	26,866
Accumulated deficit	(19,872)	(15,514)

TOTAL SHAREHOLDERS’ EQUITY	7,110	11,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,478	$63,538

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenues	$14,349	$12,121	$35,971	$39,729
Cost of sales	9,274	7,665	24,518	22,558

GROSS PROFIT	5,075	4,456	11,453	17,171
Selling, general and administrative expenses	4,151	5,245	12,273	16,014
Provision, net of recoveries, for bad debts	21	370	(327)	(30)
Amortization of intangibles	349	359	1,047	1,057
Research and development expenses	271	498	1,107	1,480

TOTAL OPERATING EXPENSES	4,792	6,472	14,100	18,521

OPERATING INCOME (LOSS)	283	(2,016)	(2,647)	(1,350)
Interest expense	(626)	(764)	(1,882)	(2,477)
Interest and other income (expense), net	—	2	—	2

INTEREST EXPENSE AND OTHER	(626)	(762)	(1,882)	(2,475)

INCOME (LOSS) BEFORE INCOME TAXES	(343)	(2,778)	(4,529)	(3,825)
Income tax provision (benefit)	—	6,609	(171)	6,193

NET INCOME (LOSS)	$(343)	$(9,387)	$(4,358)	$(10,018)

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.02)	$(0.48)	$(0.22)	$(0.51)

DILUTED	$(0.02)	$(0.48)	$(0.22)	$(0.51)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	19,754	19,610	19,721	19,567

DILUTED	19,754	19,610	19,721	19,567

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(4,358)	$(10,018)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,376	3,396
Deferred income taxes	—	5,919
Write-down of long-lived assets	—	2,362
Amortization of debt discounts	546	389
Changes in operating assets and liabilities:
Accounts receivable	(2,657)	2,306
Income taxes recoverable	663	5,874
Inventory	1,687	(2,467)
Prepaid expenses and other current assets	(890)	(925)
Trade accounts payable	1,471	2,132
Accrued compensation	(260)	98
Income taxes payable	—	—
Accrued expenses and other liabilities	(505)	(1,615)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(927)	7,451
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,302)	(4,645)
Cash received for intangibles		125

NET CASH (USED IN) INVESTING ACTIVITIES	(1,302)	(4,520)
FINANCING ACTIVITIES
Repayment of long-term debt	(182)	(5,802)
Borrowings under bank credit agreement	2,235	—
Proceeds from employee stock purchase plan/exercise of stock options	116	387

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,169	(5,415)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(60)	(2,484)
Cash and cash equivalents at beginning of period	364	5,355

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$304	$2,871

Amount paid for interest (net of capitalized interest)	$1,189	$1,761
Amount paid (recovered) for income taxes	$(834)	$(5,609)

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

     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Subsequent to the original filing of these financial statements on November 19, 2003, the Company, in performing a more detailed analysis of its chargeback reserve, determined that the chargeback reserve was overstated by $851,000. This resulted in an understatement of net income for the three and nine months ended September 30, 2003. The Company also discovered a misposted balance that resulted in a $60,000 understatement of net income for the three months ended March 31, 2003. In addition, the Company had misclassified $3,470,000 of outstanding debt as short term debt versus long term debt as well as $940,000 of accrued interest as long term debt versus other long term liabilities. The accompanying financial statements and notes to the financial statements have been adjusted for these matters with a $0.04 and $0.05 decrease in reported loss per share for the three and nine months ended September 30, 2003, respectively. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

     As discussed in Note A to the Company’s consolidated financial statements for the year ended December 31, 2002 and for the Company’s condensed consolidated financial statements for the periods ending March 31, 2003 and June 30, 2003, the Company’s losses from operations in recent years and working capital deficiencies, together with the need to refinance or extend its senior debt and successfully resolve its ongoing compliance matters with the Food and Drug Administration (“FDA”), raised substantial doubt about the Company’s ability to continue as a going concern.

     On October 7, 2003, a significant threat to the Company’s ability to continue as a going concern was resolved when the Company consummated a transaction with a group of investors that resulted in the extinguishment of the Company’s then outstanding senior bank debt in the amount of approximately $37,491,000 in exchange for shares of the Company’s convertible preferred stock, warrants to purchase shares of the Company’s common stock, subordinated promissory notes in the aggregate amount of $2,767,139 and a new credit facility under which approximately $7,000,000 was outstanding as of the date of the transaction, $5,473,862 of which was paid to the investors in the transaction. For more information regarding this transaction, see Note O — “Subsequent Events” — to the Condensed Consolidated Financial Statements.

     Although the Company has addressed its previous working capital deficiencies and the need to refinance its debt on a long-term basis as described above, it continues to be subject to ongoing Food and Drug Administration (“FDA”) compliance matters that could have a material adverse effect on the Company. See Note M — “Legal Proceedings” for further description of these matters. The Company is working with the FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. The management of the Company believes that the Company will successfully resolve these compliance matters with the FDA. In addition, if the Company is enjoined from further violations, including a temporary suspension of some or all operations of the Decatur facility, management believes it will be able to successfully manage through this situation. There can be no guarantee that the FDA matters will be successfully resolved, and if the Company is not successful in doing so, there remains substantial doubt about the Company’s ability to continue as a going concern.

     The Company experienced losses from operations in the first nine months of 2003 and in each of the three most recent years (2000-2002). The Company generated positive cash flow from operations in 2002 and expects to have positive cash flows from operations in 2003. As of September 30, 2003, the Company had $304,000 in cash and cash equivalents and, after the refinancing on October 8, 2003, had approximately $5.0 million of undrawn availability under its new line of credit. The Company believes that the new line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company’s business, although there can be no assurance of this sufficiency.

     The Company has added key management personnel, including the appointment of a new chief executive officer and vice president of quality assurance, quality control and regulatory affairs, and additional personnel in critical areas. Management has reduced the Company’s cost structure, improved the Company’s processes and systems and implemented strict controls over capital spending. Management believes these activities have improved the Company’s results of operations, cash flow from operations and its future prospects.

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

     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three-month periods ended September 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $3,481,000, and $4,693,000, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $9,786,000, and $12,247,000, respectively. The allowance for chargebacks and rebates was $4,556,000 and $4,302,000 as of September 30, 2003 and December 31, 2002, respectively.

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

     For the three-month periods ending September 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of $21,000 and $370,000, respectively. For the nine-month periods ending September 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($327,000) and ($30,000), respectively. The allowance for doubtful accounts was $520,000 and $1,200,000 as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, the Company had a total of $3,439,000 of past due gross accounts receivable, of which $118,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $520,000, the portion related to the wholesaler customers is $415,000 with the remaining $105,000 reserve for all other customers.

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

NOTE E - INVENTORY

     The components of inventory are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Finished goods	$2,647	$3,460
Work in process	2,113	1,877
Raw materials and supplies	3,954	5,064

	$8,714	$10,401

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

NOTE F - INTANGIBLE ASSETS

     Intangible assets consist of product licenses that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. The Company assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. The Company has no goodwill or other similar asset with indefinite lives currently recorded on its balance sheet. A summary of the Company’s acquired amortizable intangible assets as of September 30, 2003 is as follows (in thousands):

	AS OF SEPTEMBER 30, 2003

	GROSS CARRYING	ACCUMULATED	NET CARRYING
	AMOUNT	AMORTIZATION	AMOUNT

Product Licenses	$22,685	$9,591	$13,094

     The amortization expense of the above-listed acquired intangible assets for each of the five years ending December 31, 2007 will be as follows (in thousands):

For the year ended 12/31/03 (a)	$1,419
For the year ended 12/31/04	1,404
For the year ended 12/31/05	1,357
For the year ended 12/31/06	1,304
For the year ended 12/31/07	1,281

     (a)  Amortization expense for the three months and nine months ended September 30, 2003 amounted to $349,000 and $1,047,000, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Land	$396	$396
Buildings and leasehold improvements	8,890	8,890
Furniture and equipment	27,741	27,390
Automobiles	55	55

	37,082	36,731

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Accumulated depreciation	(21,518)	(19,236)

	15,564	17,495
Construction in progress	18,662	17,819

	$34,226	$35,314

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

NOTE H - FINANCING ARRANGEMENTS

     In December 1997, the Company entered into a $15,000,000 revolving Credit Agreement with The Northern Trust Company, which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. This Credit Agreement was secured by substantially all of the assets of the Company and its subsidiaries and contained a number of restrictive covenants. There were outstanding borrowings of $37,491,000 as of September 30, 2003 and $39,200,000 as of September 30, 2002. The interest rate as of September 30, 2003 was 7.25%.

     As previously disclosed, the Company went into default under the Northern Trust Credit Agreement in 2002 and thereafter operated under an agreement under which Northern Trust would agree to forbear from exercising its remedies (the “Forbearance Agreement”) and the Company acknowledged its then-current default. The Forbearance Agreement provided a second line of credit that originally allowed the Company to borrow the lesser of (i) the difference between the Company’s outstanding indebtedness to the senior lender and $39,200,000, and (ii) $1,750,000, to fund the Company’s day-to-day operations. The Forbearance Agreement was extended on numerous occasions throughout the first and second quarters of 2003.

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

     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from The Northern Trust Company and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock of the Company, (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139.03 (the “2003 Subordinated Notes”) issued by the Company to (a) The John N. Kapoor Trust dtd 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney, (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share, and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in the next paragraph. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. As a result of the Exchange Transaction, the Company will record a gain in the fourth quarter of 2003 of approximately $3,800,000 due to the extinguishment of the senior bank debt. This gain will be reduced by the transaction costs related to the debt extinguishment.

     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the “New Credit Facility”) secured by substantially all of the assets of the Company and its subsidiaries. The obligations of the Company under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, the Company issued additional warrants to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Arjun Waney, respectively, and has agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the Company’s indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

     As a result of the Exchange Transaction, the Company has classified $2,340,000 of the outstanding $37,491,000 debt owed to The Northern Trust Company as of September 30, 2003 as short-term debt. The remaining $35,151,000 is classified as long-term debt.

     The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the “Term Loans”) as well as a revolving line of credit of up to $5,000,000 (the “Revolver”) secured by substantially all of the assets of the Company and its subsidiaries. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50%. Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2.5 million and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios.

     On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with the Kapoor Trust. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the “Trust Loan Agreement”) in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 (“Tranche A” which was received on July 13, 2001) and $2,000,000 (“Tranche B” which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust’s commitment to provide the subordinated debt. All unexercised warrants expire on December 20, 2006.

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

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Prior to its amendment and restatement in connection with the Exchange Transaction, the Promissory Note, dated December 20, 2001 (the “NeoPharm Promissory Note”), provided for interest to accrue at the initial rate of 3.6% and be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The NeoPharm Promissory Note also provided for all principal and accrued interest to be due and payable on or before maturity on December 20, 2006, and required the Company to use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s lyophilization facility each year. As of September 30, 2003, the Company was in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003. Dr. John N. Kapoor, the Chairman of the Company’s Board of Directors, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

     In connection with the Exchange Transaction, NeoPharm waived all existing defaults under the NeoPharm Promissory Note and the Company and NeoPharm entered into an Amended and Restated Promissory Note dated October 7, 2003 (the “Amended NeoPharm Note”) and as such the outstanding amount due under the Amended NeoPharm Note is classified as long-term debt. Interest under the Amended NeoPharm Note accrues at 1.75% above LaSalle Bank’s prime rate, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The Amended NeoPharm Note also requires the Company to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the Amended NeoPharm Note are payable at maturity on December 20, 2006. The NeoPharm subordinated debt is subordinated to the Company’s bank debt under the New Credit Facility and is senior to the Company’s debt to the Kapoor Trust and to the 2003 Subordinated Notes.

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

     In connection with the Exchange Transaction, the Kapoor Trust waived all existing defaults under the Trust Loan Agreement and the Company and the Kapoor Trust entered into an amendment to the Trust Loan Agreement and as such the outstanding amount due under the Trust Loan Agreement is classified as long-term debt. That amendment did not change the interest rate or the maturity date of the loans made under the Trust Loan Agreement. The debt owed under the Trust Loan Agreement is subordinated to the Company’s bank debt under the New Credit Facility, the subordinated debt under the Amended NeoPharm Note and the 2003 Subordinated Notes issued in connection with the Exchange Transaction.

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

NOTE I - NON-CASH TRANSACTIONS

     The Company received an equity ownership in Novadaq Technologies, Inc. (“Novadaq”) of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq reached on January 25, 2002. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq Technologies, Inc. The Company has determined this investment should be valued using the cost method as described in Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

     The following table shows basic and diluted earnings per share computations for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share information):

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Net loss per share - basic:
Net loss	($343)	($9,387)	($4,358)	($10,019)
Weighted average number of shares outstanding	19,754	19,610	19,721	19,567
Net loss per share - basic	($0.02)	($0.48)	($0.22)	($0.51)

Net loss per share - diluted:
Net loss	($343)	($9,387)	($4,358)	($10,019)
Net loss adjustment for interest on convertible debt and convertible interest on debt	—	—	—	—

Net loss, as adjusted	($343)	($9,387)	($4,358)	($10,019)

Weighted average number of shares outstanding	19,754	19,610	19,721	19,567
Additional shares assuming conversion of convertible debt and convertible interest on debt	—	—	—	—
Additional shares assuming exercise of warrants	—	—	—	—
Additional shares assuming exercise of options	—	—	—	—
Weighted average number of shares outstanding, as adjusted	19,754	19,610	19,721	19,545
Net loss per share - diluted	($0.02)	($0.48)	($0.22)	($0.51)

     Certain warrants, options and conversion rights are not included in the earnings per share calculation when the exercise price or conversion price is greater than the average market price for the period. The number of shares subject to warrants, options and conversion rights excluded in each period is reflected in the following table.

	THREE MONTHS ENDED		NI NE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Shares subject to anti-dilutive warrants and conversion rights not included in earnings per share calculation	4,522	4,235	4,522	4,235
Shares subject to anti-dilutive options not included in earnings per share calculation	3,685	3,870	3,685	3,870

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

     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income and pro forma income per share for the three and nine months ended September 30, 2003 and 2002 would have been as follows:

	Three Months	September 30	Nine Months	September 30

	2003	2002	2003	2002

Net loss, as reported	($343,000)	($9,387,000)	($4,358,000)	($10,018,000)
Add stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(10,000)	(12,000)	(96,000)	(216,000)

Pro forma net income (loss)	($353,000)	($9,399,000)	($4,454,000)	($10,234,000)

Basic and diluted income (loss) per share of common stock
Basic as reported	$(0.02)	$(0.48)	$(0.22)	$(0.51)
Basic pro forma	$(0.02)	$(0.48)	$(0.23)	$(0.52)
Diluted as reported	N/A	N/A	N/A	N/A
Diluted pro forma	N/A	N/A	N/A	N/A

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

REVENUES
Ophthalmic	$9,027	$7,734	$20,279	$21,520
Injectable	3,263	3,203	10,712	11,401
Contract Services	2,059	1,184	4,980	6,808

Total revenues	$14,349	$12,121	$35,971	$39,729

GROSS PROFIT
Ophthalmic	$3,689	$3,407	$6,841	$10,670
Injectable	1,039	1,514	4,532	5,934
Contract Services	347	(465)	80	567

Total gross profit	5,075	4,456	11,453	17,171
Operating expenses	4,792	6,472	14,100	18,521

Total operating income (loss)	283	(2,016)	(2,647)	(1,350)
Interest and other income (expense)	(626)	(762)	(1,882)	(2,475)

Income (loss) before income taxes	$(343)	$(2,778)	$(4,529)	$(3,825)

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

     On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff’s investigation and proposed enforcement action as discussed above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of the Company’s material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company’s accounts receivables. On October 27, 2003, the Company engaged Jefferson Wells,

International to serve as consultant in this capacity. The Company intends to continue to work with the consultant and the SEC through this review process. As a result, the Company may incur additional costs and expenses in connection with this proceeding.

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

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application (“NDA”), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application (“ANDA”). The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company for products to be manufactured at its Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, the Company’s ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.

     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company’s ability to continue to manufacture and distribute its current product line and generate cash from its operations and could result in a covenant violation under the Company’s senior debt, any or all of which would have a material adverse effect on the Company’s liquidity and its ability to continue as a going concern. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company’s liquidity.

     On August 9, 2003, Novadaq notified the Company that it had requested arbitration with the International Court of Arbitration (“ICA”) related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference to Novadaq from Akorn for Novadaq’s NDA and Drug Master File (“DMF”) for specified indications for Akorn’s drug IC Green. In its request for arbitration, Novadaq asserts that Akorn is obligated to provide the Right of Reference as described above pursuant to an amendment dated September 26, 2002 to the January 4, 2002 Supply Agreement between the two companies. Akorn does not believe it is obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. The Company also is contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. Even if the Right of Reference is provided, the approval process for such a product is expected to take several years. On

October 17, 2003, the ICA notified the Company that it decided that this matter shall proceed to arbitration. The Company is in the process of preparing for arbitration on this matter and will defend itself vigorously.

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

     On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC, as amended (the “AEG Letter Agreement”), terminated its consultant AEG Partners LLC (“AEG”). AEG contends that, as a result of the Exchange Transaction, the Company must pay it a “success fee” consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company’s common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible preferred stock issued in connection with the Exchange Transaction. The Company disputes that AEG is owed this success fee. Pursuant to the AEG Letter Agreement, the Company and AEG are trying to resolve the dispute. If this fails, the AEG Letter Agreement provides for mandatory and binding arbitration. If this matter proceeds to arbitration, the Company will vigorously defend itself and assert any appropriate counterclaims in regards to this matter.

     On October 14, 2003, Leerink Swann & Co., Inc. (“Leerink”) filed a complaint in the Supreme Court of the State of New York alleging a breach of contract for the payment of fees by the Company for investment banking services. Leerink alleged the Company was obligated to pay $1,765,032 pursuant to a written agreement dated May 8, 2003 between Leerink and the Company (the “Leerink Agreement”). The Company disputed that Leerink was owed $1,765,032. On November 14, 2003, Leerink and the Company reached a tentative settlement where, among other things, the Company will pay $750,000 to Leerink, and the Company will extend the Leerink Agreement for an additional year. The settlement is contingent upon the execution of a written settlement agreement, at which time Leerink will dismiss the complaint.

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

     In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements”, amended SFAS No. 4 is no longer necessary, because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 “Accounting for Leases”, to require that certain lease modifications that have economic effects similar to a sale-leaseback transaction be accounted for in the same manner as a sale-leaseback transaction. Certain provisions of SFAS No. 145 are effective for the fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not had a material impact on the Company’s financial statements but will have an impact on the gain from extinguishment of debt resulting from the Exchange Transaction.

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

NOTE O - SUBSEQUENT EVENTS

     On October 7, 2003, the Investors purchased all of the Company’s then outstanding senior bank debt from The Northern Trust Company and exchanged such debt with the Company in the Exchange Transaction for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Preferred Stock”) of the Company, (ii) the 2003 Subordinated Notes, (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock (“Common Stock”) with an exercise price of $1.00 per share, and (iv) $5,473,862 in cash from the New Credit Facility which the Company entered into simultaneously with the Exchange Transaction. For more information on the New Credit Facility, see Note H - “Financing Arrangements” - to the Condensed Consolidated Financial Statements. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of Common Stock with an exercise price of $1.10 per share.

     The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event stockholder approval authorizing sufficient shares of Common Stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction (“Stockholder Approval”) has not been received by October 7, 2004, such rate is to increase to 10.0% until Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved. Subject to certain limitations, on October 31, 2011, the Company is required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in the Articles of Incorporation (the “Articles of Incorporation”) of the Company (the “Stated Value”), plus all accrued but unpaid dividends on such share. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the Common Stock, and have certain antidilution protections. The Preferred Stock is convertible at any time into a number of shares of Common Stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Amendment. Provided that Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of Common Stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of Common Stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share.

     Holders of Preferred Stock have full voting rights, with each holder entitled to a number of votes equal to the number of shares of Common Stock into which its shares can be converted. Holders of Preferred Stock and Common Stock shall vote together as a single class on all matters submitted to a shareholder vote, except in cases where a separate vote of the holders of Preferred Stock is required by law or by the Articles of Incorporation. The Articles of Incorporation provide that the Company cannot take certain actions, including (i) issuing additional Preferred Stock or securities senior to or on par with the Preferred Stock, (ii) amending the Company’s Articles of Incorporation or By-laws to alter the rights of the Preferred Stock, (iii) effecting a change of control or (iv) effecting a reverse split of the Preferred Stock, without the approval of the holders of 50.1% of the Preferred Stock.

     The 2003 Subordinated Notes accrue interest at a rate of prime plus 1.75% and are due and payable on April 7, 2006. The warrants issued in connection with the Exchange Transaction (the “Warrants”) are currently exercisable and expire on October 7, 2006.

     As part of the Exchange Transaction, the Company and the Investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Investors were granted certain registration rights with respect to the Preferred Stock and Warrants, including three (3) demand registrations for holders of more than 5,000,000 shares of Common Stock, incidental or piggy-back registrations upon a registration by the Company on Form S-1, S-2 or S-3 and shelf registration rights. The Company further agreed not to enter into any new agreement with more preferential registration rights.

     The obligations of the Company under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, the Company issued additional warrants to purchase 880,000 and 80,000 shares of Common Stock to the Kapoor Trust and Arjun Waney, respectively, and has agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of Common Stock equal to 0.08 multiplied by the principal dollar amount of the Company’s indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

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

     On October 8, 2003, the Company, pursuant to the terms of the AEG Letter Agreement, terminated its consultant AEG. AEG contends that, as a result of the Exchange Transaction, the Company must pay it a “success fee” consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company’s common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible preferred stock issued in connection with the Exchange Transaction. For further discussion, refer to Note M - “Legal Proceedings” - to the Condensed Consolidated Financial Statements.

     On October 14, 2003, Leerink filed a complaint in the Supreme Court of the State of New York alleging a breach of contract for the payment of fees by the Company for investment banking services. For further discussion, refer to Note M - “Legal Proceedings” - to the Condensed Consolidated Financial Statements.

     On October 22, 2003, the Company, upon recommendation of the Audit Committee of its Board of Directors and approval by its Board of Directors, engaged BDO Seidman, LLP as the Company’s principal accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003, and to review the financial statements of the Company for the fiscal quarters ended March 31, June 30 and September 30, 2003.

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

     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three-month periods ended September 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $3,481,000, and $4,693,000, respectively. For the nine months ended September 30, 2003 and 2002, the Company recorded chargeback and rebate expense of $9,786,000, and $12,247,000, respectively. The allowance for chargebacks and rebates was $4,556,000 and $4,302,000 as of September 30, 2003 and December 31, 2002, respectively.

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

     For the three-month periods ending September 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of $21,000 and $370,000, respectively. For the nine-month periods ending September 30, 2003 and 2002, the Company recorded a provision, net of recoveries, for doubtful accounts of ($327,000) and ($30,000), respectively. The allowance for doubtful accounts was $520,000 and $1,200,000 as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, the Company had a total of $3,439,000 of past due gross accounts receivable, of which $118,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $520,000, the portion related to the wholesaler customers is $415,000 with the remaining $105,000 reserve for all other customers.

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

INTANGIBLES

     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at September 30, 2003 and December 31, 2002 was $9,591,000 and $8,543,000, respectively. The Company annually assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of the Company or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	the Company’s ability to resolve its Food and Drug Administration (“FDA”) compliance issues at its Decatur, Illinois facility;

•	the Company’s ability to avoid defaults under the covenants contained in its new bank credit agreement with LaSalle Bank National Association (“LaSalle Bank”);

•	the Company’s ability to generate cash from operations sufficient to meet its working capital requirements;

•	the Company’s ability to obtain additional funding to grow its business;

•	the effects of federal, state and other governmental regulation of the Company’s business;

•	the Company’s success in developing, manufacturing and acquiring new products;

•	the Company’s ability to bring new products to market and the effects of sales of such products on the Company’s financial results;

•	the effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	availability of raw materials needed to produce the Company’s products;

•	other factors referred to in the Company’s other Securities and Exchange Commission filings including “ Item 7. Managements Discussion and Analysis of Financial Conditions and Results of Operations - Factors that May Affect Future Results” in the Company’s Form 10-K for 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO 2002

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,

	2003	2002

Ophthalmic segment	$9,027	$7,734
Injectable segment	3,263	3,203
Contract Services segment	2,059	1,184

Total revenues	$14,349	$12,121

     Consolidated revenues increased 18.4% in the quarter ended September 30, 2003 compared to the same period in 2002.

     Ophthalmic segment revenues increased 16.7%, due to higher volume of the Company’s diagnostic products, particularly AK Dilate and IC Green. Injectable segment revenues increased 1.9% for the quarter due to the introduction of a new product, Lidocaine Jelly, during the quarter partially offset byshortfalls in the antidote segment resulting from a decrease in demand compared to the prior year. Lidocaine Jelly is produced in the Company’s Somerset, New Jersey facility. Contract services revenues increased by 73.9% due to the Company’s current customer base increasing inventory levels of products manufactured by the Company.

     The Company anticipates that revenues from all of its product segments are not likely to grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the first quarter of 2004. See Part II - Item 1 - “Legal Proceedings”. Although one of the production rooms at the Company’s Decatur, Illinois facility has recently been requalified for aseptic processing of opthalmic products, production of Fluress and Flouracaine, two of the Company’s opthalmic products, remains suspended pending development of a new container closure system for those products. The Company does not expect to resume production of Fluress and Flouracaine prior to the second quarter of 2004. As a result, the Company expects that revenues and cash flow from operations for the remainder of 2003 and the first quarter of 2004 will be adversely impacted and that revenues and cash flows in the second quarter of 2004 and beyond could be adversely impacted if the Company is unable to resume production of Fluress and Flouracaine in the second quarter of 2004.

     Consolidated gross margin was 35.4% for the third quarter as compared to a gross margin of 36.8% in the same period a year ago, mainly due to the volume decrease in high margin antidote products as well as lower production levels due to the aseptic production rooms being closed. Additionally, increased costs associated with addressing the Company’s current FDA compliance matters had a negative margin impact for the quarter.

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

     The Company reported a net loss of $343,000 or $0.02 per weighted average share for the three months ended September 30, 2003, versus a loss of $9,387,000 or $0.48 per weighted average share for the comparable prior year quarter. This decrease in net loss was due primarily to the year to date impact of the deferred tax valuation allowance established in 2002 against previously recorded tax assets, as well as lower expenditures in SG&A and research and development costs.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO 2002

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002

Ophthalmic segment	$20,279	$21,520
Injectable segment	10,712	11,401
Contract Services segment	4,980	6,808

Total revenues	$35,971	$39,729

     Consolidated revenues decreased 9.5% for the nine months ended September 30, 2003 compared to the same period in 2002.

     Ophthalmic segment revenues decreased 5.8%, primarily due to the temporary suspension in late 2002 of production of Fluress and Flouracaine, as well as increased customer purchases of angiography and ointment products in the fourth quarter of 2002, which resulted in surplus customer inventory during the first six months of 2003. Injectable segment revenues decreased 6.0% year to date due to lower volumes of anesthesia and antidote products in the third quarter partially offset by sales of the newly introduced product, Lidocaine Jelly. Contract services revenues decreased by 26.9% due mainly to customer concerns about the status of the ongoing FDA compliance matters at the Company’s Decatur facility as well as the temporary closure of an aseptic production room at that same facility.

     The Company anticipates that revenues from all of its product segments are not likely to grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the first quarter of 2004. See Part II - Item 1 - “Legal Proceedings”. Although one of the production rooms at the Company’s Decatur, Illinois facility has recently been requalified for aseptic processing of opthalmic products, production of Fluress and Flouracaine, two of the Company’s opthalmic products, remains suspended pending development of a new container closure system for those products. The Company does not expect to resume production of Fluress and Flouracaine prior to the second quarter of 2004. As a result, the Company expects that revenues and cash flow from operations for the remainder of 2003 and the first quarter of 2004 will be adversely impacted and that revenues and cash flows in the second quarter of 2004 and beyond could be adversely impacted if the Company is unable to resume production of Fluress and Flouracaine in the second quarter of 2004.

     The chargeback and rebate expense for the nine months ended September 30, 2003 declined to $9,786,000 from $12,247,000 in the comparable period in the prior year, due to the increase in the product sales mix of lower chargeback and rebate percentage items.

     Year to date consolidated gross margin was 31.8% for 2003 as compared to a gross margin of 43.2% in the same period a year ago. This is driven by the decrease in volume across all revenue categories as well as increased costs associated with the resolution of the Company’s current FDA compliance matters.

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

     Provision, net of recoveries, for bad debts was a $327,000 net recovery year to date, reflecting a $369,000 provision, which was offset by $696,000 in recoveries for the same period. The bad debt expense net of recoveries for 2002 was a net $30,000 recovery.

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

     The Company reported a net loss of $4,358,000 or $0.22 per weighted average share for the nine months ended September 30, 2003, versus $10,018,000 or $0.51 per weighted average share for the comparable prior year quarter. The decrease in net loss was due primarily to the year to date impact of the deferred tax valuation allowance established in 2002 against previously recorded tax assets, as well as reduced SG&A, R&D and interest expenses offset by lower sales and gross profit.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     As of September 30, 2003, the Company had cash and cash equivalents of $304,000 and net accounts receivable of $3,167,000. The net working capital at September 30, 2003 was $2,992,000 versus a $30,564,000 deficiency at December 31, 2002. The significant improvement in working capital is due to the reclassification of a portion of the Company’s senior debt obligation to long-term debt due to the Exchange Transaction discussed below. See Note H - “Financing Arrangements” - to the Condensed Consolidated Financial Statements.

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

     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from The Northern Trust Company and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Preferred Stock”) of the Company, (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139 (the “2003 Subordinated Notes”) issued by the Company to (a) The John N. Kapoor Trust dtd 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney, (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share, and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in the next paragraph. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank providing the Company with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the “New Credit Facility”) secured by substantially all of the assets of the Company and its subsidiaries. The obligations of the Company under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, the Company issued additional warrants to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Arjun Waney, respectively, and has agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the Company’s indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

     The primary impact of the Exchange Transaction and New Credit Facility on the Company’s liquidity and capital resources was as follows:

•	The Company’s then-existing default on its senior bank debt with Northern Trust was eliminated;

•	The Company’s then-existing defaults on its subordinated loans from NeoPharm, Inc. and the Kapoor Trust were waived;

•	The total amount of the Company’s senior bank debt was reduced from $37,491,000 as of September 30, 2003 to $7,000,000 as of the closing of those transactions;

•	The interest rate on the Company’s senior bank debt was reduced from prime plus 3.0% to prime plus 1.75% for the new term loans and prime plus 1.50% for the new revolving line of credit;

•	The Company obtained a revolving line of credit of up to $5,000,000 and an additional $1,000,000 pursuant to the term loan under the New Credit Facility to meet working capital needs and fund future operations;

•	The Company issued additional subordinated debt with an aggregate principal amount of $2.767 million, which accrues interest at a rate of prime plus 1.75% per annum;

•	The Company issued preferred stock with an aggregate initial stated value of $25.717 million, which accrues dividends at a rate of 6.0% per annum; and

•	The Investors acquired preferred stock and warrants that, as of the closing, had the right to acquire approximately 44.1 million shares of the Company’s common stock, or more than 220% of the outstanding shares of common stock prior to the closing.

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

     If the new line of credit and cash flow from operations are not sufficient to fund the operation and growth of Akorn’s business, Akorn may be required to seek additional financing. Such additional financing may not be available when needed or on terms favorable to Akorn and its shareholders. Any such additional financing, if obtained, will likely require the granting of rights, preferences or privileges senior to those of the common stock and result in additional dilution of the existing ownership interests of the common stockholders.

     The Company continues to be subject to potential claims by the FDA that could have a material adverse effect on the Company. See part II - Item 1 -“Legal Proceedings”. There can be no guarantee that the Company will successfully resolve the ongoing compliance matters with the FDA. However, the Company has submitted to the FDA and begun to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility.

New Credit Agreement

     As discussed in Note H - “Financing Arrangements” - to the Condensed Consolidated Financial Statements, the Company has entered into a New Credit Facility with LaSalle Bank. The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the “Term Loans”) as well as a revolving line of credit of up to $5,000,000 (the “Revolver”) secured by substantially all of the assets of the Company and its subsidiaries. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50%.

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

FDA Compliance Matters

     As described in more detail in Part II - Item 1 - “Legal Proceedings”, the Company continues to be subject to potential claims by the FDA. While the Company is cooperating with the FDA and seeking to resolve its ongoing compliance matters, an unfavorable outcome may have a material impact on the Company’s operations and its financial condition, results of operations and/or cash flows and may constitute a covenant violation under the New Credit Facility, any or all of which could have a material adverse effect on the Company’s liquidity and its ability to continue as a going concern.

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

Subordinated Debt

     On July 12, 2001, the Company entered into a $5,000,000 subordinated debt transaction with the Kapoor Trust. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the “Trust Loan Agreement”) in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 (“Tranche A” which was received on July 13, 2001) and $2,000,000 (“Tranche B” which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust’s commitment to provide the subordinated debt. All unexercised warrants will expire on December 20, 2006.

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

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Prior to its amendment and restatement in connection with the Exchange Transaction, the Promissory Note, dated December 20, 2001 (the “NeoPharm Promissory Note”), provided for interest to accrue at the initial rate of 3.6% and be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The NeoPharm Promissory Note also provided for all principal and accrued interest to be due and payable on or before maturity on December 20, 2006, and required the Company to use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s lyophilization facility each year. As of September 30, 2003, the Company was in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003. Dr. John N. Kapoor, the Chairman of the Company’s Board of Directors, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company.

     In connection with the Exchange Transaction, NeoPharm waived all existing defaults under the NeoPharm Promissory Note and the Company and NeoPharm entered into an Amended and Restated Promissory Note dated October 7, 2003 (the “Amended NeoPharm Note”). Interest under the Amended NeoPharm Note accrues at 1.75% above LaSalle Bank’s prime rate, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The Amended NeoPharm Note also requires the Company to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the Amended NeoPharm Note are payable at maturity on December 20, 2006. The NeoPharm subordinated debt is subordinated to the Company’s bank debt under the New Credit Facility and is senior to the Company’s debt to the Kapoor Trust and to the 2003 Subordinated Notes.

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

     In connection with the Exchange Transaction, the Kapoor Trust waived all existing defaults under the Trust Loan Agreement and the Company and the Kapoor Trust entered into an amendment to the Trust Loan Agreement. That amendment did not change the interest rate or the maturity date of the loans made under the Trust Loan Agreement. The debt owed under the Trust Loan Agreement is subordinated to the Company’s bank debt under the New Credit Facility, the subordinated debt under the Amended NeoPharm Note and the 2003 Subordinated Notes issued in connection with the Exchange Transaction.

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

Preferred Stock and Warrants

     In connection with the Exchange Transaction, the Company issued 257,172 shares of Preferred Stock. The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event stockholder approval authorizing sufficient shares of Common Stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction (“Stockholder Approval”) has not been received by October 7, 2004, such rate is to increase to 10.0% until Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved. Subject to certain limitations, on October 31, 2011, the Company is required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in the Articles of Incorporation (the “Articles of Incorporation”) of the Company (the “Stated Value”), plus all accrued but unpaid dividends on such share. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the Common Stock, and have certain antidilution protections. The Preferred Stock is convertible at any time into a number of shares of Common Stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Amendment. Provided that Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of Common Stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of Common Stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. For more information regarding the Preferred Stock, including the voting rights of the Preferred Stock, see Note O - “Subsequent Events” - to the Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates. As previously disclosed, all debt under the Company’s Credit Agreement with The Northern Trust Company, which bore interest at prime plus 3.0%, was retired as part of the Exchange Transaction. The Company’s interest rate exposure currently involves four debt instruments. Term loan debt under the New Credit Agreement, as well as debt under the Amended NeoPharm Note and the 2003 Subordinated Promissory Notes, bears interest at prime plus 1.75%. Revolver debt under the New Credit Agreement bears interest at prime plus 1.50%. The subordinated convertible debentures issued to the Kapoor Trust under the Trust Loan Agreement bear interest at prime plus 3.0%. All of the Company’s remaining long-term debt is at fixed interest rates. Management estimates that a change of 1.0% in its variable rate debt from the interest rates in effect at September 30, 2003 would result in a $230,000 change in annual interest expense.

     The Company’s financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of the Company’s bank borrowings under its debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.

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

     Based on their evaluation of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) under the Exchange Act, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely communicating to them the material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 27, 2002, the Company received a letter informing it that the staff of the SEC’s regional office in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company’s financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001.

     On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff’s investigation and proposed enforcement action as discussed above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of the Company’s material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company’s accounts receivables. On October 27, 2003, the Company engaged Jefferson Wells, International to serve as consultant in this capacity. The Company intends to continue to work with the consultant and the SEC through this review process. As a result, the Company may incur additional costs and expenses in connection with this proceeding.

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

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of a New Drug Application (“NDA”), including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an Abbreviated New Drug Application (“ANDA”). The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company for products to be manufactured at its Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, the Company’s ability to grow sales. However, the Company believes that unless and until the FDA chooses option (iii) or (iv), the Company will be able to continue manufacturing and distributing its current product lines.

     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company’s ability to continue to manufacture and distribute its current product line and generate cash from its operations and could result in a covenant violation under the Company’s senior debt, any or all of which would have a material adverse effect on the Company’s liquidity and its ability to continue as a going concern. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company’s liquidity.

     On August 9, 2003, Novadaq Technologies, Inc. (“Novadaq”) notified the Company that it had requested arbitration with the International Court of Arbitration (“ICA”) related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference to Novadaq from Akorn for Novadaq’s NDA and Drug Master File (“DMF”) for specified indications for Akorn’s drug IC Green. In its request for arbitration, Novadaq asserts that Akorn is obligated to provide the Right of Reference as described above pursuant to an amendment dated September 26, 2002 to the January 4, 2002 Supply Agreement between the two companies. Akorn does not believe it is obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. The Company also is contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. Even if the Right of Reference is provided, the approval process for such a product is expected to take several years. On October 17, 2003, the ICA notified the Company that it decided that this matter shall proceed to arbitration. The Company is in the process of preparing for arbitration on this matter and will defend itself vigorously.

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

     On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC, as amended (the “AEG Letter Agreement”), terminated its consultant AEG Partners LLC (“AEG”). AEG contends that, as a result of the Exchange Transaction, the Company must pay it a “success fee” consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company’s common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible preferred stock issued in connection with the Exchange Transaction. The Company disputes that AEG is owed this success fee. Pursuant to the AEG Letter Agreement, the Company and AEG are trying to resolve the dispute. If this fails, the AEG Letter Agreement provides for mandatory and binding arbitration. If this matter proceeds to arbitration, the Company will vigorously defend itself and assert any appropriate counterclaims in regards to this matter.

     On October 14, 2003, Leerink Swann & Co., Inc. (“Leerink”) filed a complaint in the Supreme Court of the State of New York alleging a breach of contract for the payment of fees by the Company for investment banking services. Leerink alleged the Company was obligated to pay $1,765,032 pursuant to a written agreement dated May 8, 2003 between Leerink and the Company (the “Leerink Agreement”). The Company disputed that Leerink was owed $1,765,032. On November 14, 2003, Leerink and the Company reached a tentative settlement where, among other things, the Company will pay $750,000 to Leerink, and the Company will extend the Leerink Agreement for an additional year. The settlement is contingent upon the execution of a written settlement agreement, at which time Leerink will dismiss the complaint.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company did not issue any securities during the three months ended September 30, 2003. For a discussion of the Company’s Exchange Transaction completed on October 7, 2003, see Note H - “Financing Arrangements” - to the Condensed Consolidated Financial Statements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     As of September 30, 2003, the Company was in default under certain covenants in its senior credit facility with the Northern Trust Company, including the failure to make a $39,200,000 principal payment that was due on August 31, 2002, as well as under a cross- default to other indebtedness of the Company. That default was eliminated on October 7, 2003 when the senior credit facility was extinguished as a result of the Exchange Transaction.

     As of September 30, 2003, the Company also was in default under (i) the NeoPharm Promissory Note in the principal amount of $3,250,000 as a result of the Company’s failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003 and (ii) the Trust Loan Agreement relating to the $5,000,000 subordinated loan made to the Company by the

Kapoor Trust as a result of a cross-default to the NeoPharm Promissory Note. These defaults were waived in connection with the closing of the Exchange Transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

ITEM 5. OTHER INFORMATION

     On November 6, 2003 the Board of Directors of the Company held a meeting at the Company’s principal office to, among other items, discuss the composition of the Company’s Board of Directors. At the meeting, the Board of Directors increased the number of directors of the Company from five to six, accepted the resignations of Doyle Gaw and Dan Bruhl as directors of the Company, and appointed each of Arthur S. Przybyl, Jerry Treppel and Arjun C. Waney to fill the vacancies on the Board of Directors until their earlier removal, resignation or the selection of their successors. Mr. Przybyl is the Chief Executive Officer of the Company. Mr. Waney may be deemed to beneficially own more than 10% of the outstanding shares of common stock of the Company.

     As previously disclosed by the Company in its Report on Form 8-K filed on October 29, 2003, the Company, upon recommendation of the Audit Committee of its Board of Directors and approval by its Board of Directors, engaged BDO Seidman, LLP on October 22, 2003 as the Company’s principal accountants to audit the financial statements of the Company for its fiscal year ending December 31, 2003, and to review the financial statements of the Company for the fiscal quarters ended March 31, June 30 and September 30, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(3.1) Composite Articles of Incorporation of the Company, incorporated by reference to the Company’s Form 8-K filed with the SEC on October 24, 2003

(10.1) Form of Indemnity Agreement dated October 7, 2003 between the Company and each of the Directors*

(10.2) Form of Amended and Restated Promissory Note dated October 7, 2003 issued to NeoPharm*

(10.3) Form of Reaffirmation of Subordination and Intercreditor Agreement from the Kapoor Trust to NeoPharm*

(10.4) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and NeoPharm*

(10.5) Form of Fourth Amendment to Convertible Bridge Loan and Warrant Agreement dated October 7, 2003 between the Company and the Kapoor Trust*

(10.6) Form of Acknowledgment of Subordination dated October 7, 2003 between the Company and the Kapoor Trust*

(10.7) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and the Kapoor Trust*

(10.8) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and the Kapoor Trust*

(10.9) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and Arjun Waney*

(10.10) Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and Argent Fund Management Ltd.*

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

*Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed on November 19, 2003.

(b) Reports on Form 8-K

During the quarterly period ended September 30, 2003, the Company filed the following reports on Form 8-K:

     On July 7, 2003, the Company filed a Form 8-K reporting that its senior lenders intended to extend the forbearance agreement expiration from June 30, 2003 to July 31, 2003 and to make an additional $1.0 million available under the Company’s credit line.

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