Form 10-K
period 2003-12-31
AKORN INC
filed 2004-03-30
CIK 3116

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's common stock) of the Registrant as of June 30, 2003 was approximately $12,049,596.

The number of shares of the Registrant's common stock, no par value per share, outstanding as of March 15, 2004 was 19,915,897.

        FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, belief or expectations are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

     - Our ability to resolve our Food and Drug Administration compliance issues at our Decatur, Illinois facilities;

     -  Our ability to avoid defaults under debt covenants;

     - Our ability to generate cash from operations sufficient to meet our working capital requirements;

     - Our ability to obtain additional funding to operate and grow our business;

     - The effects of federal, state and other governmental regulation of our business;

     -  Our success in developing, manufacturing and acquiring new products;

     - Our ability to bring new products to market and the effects of sales of such products on our financial results;

     - The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

     -  Availability of raw materials needed to produce our products; and

     - Other factors referred to in this Form 10-K and our other Securities and Exchange Commission filings.

     See "Item 1. Business -- Factors That May Affect Future Results" on pages 8 through 15. You should read this report completely with the understanding that Akorn's actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                          FORM 10-K TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business....................................................      3
           Factors that may affect future results
Item 2.    Properties..................................................     16
Item 3.    Legal Proceedings...........................................     17
Item 4.    Submission of Matters to a Vote of Security Holders.........     19
                                    PART II
Item 5.    Market for Common Equity and Related Stockholder Matters....     20
Item 6.    Selected Registrant's Financial Data........................     21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     21
Item       Quantitative and Qualitative Disclosures about Market
  7A.      Risk........................................................     35
Item 8.    Financial Statements and Supplementary Data.................     35
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     65
Item       Controls and Procedures.....................................     66
  9A.
                                   PART III
Item       Directors and Executive Officers of the Registrant..........     68
  10.
Item       Executive Compensation......................................     70
  11.
Item       Security Ownership of Certain Beneficial Owners and
  12.      Management and Related Stockholder Matters..................     73
Item       Certain Relationships and Related Transactions..............     75
  13.
Item       Principal Accounting Fees and Services......................     76
  14.
                                    PART IV
Item       Exhibits, Financial Statement Schedules, and Reports on Form
  15.      8-K.........................................................     78
           Signatures..................................................     82

                                     PART I

ITEM 1.  BUSINESS

     Akorn, Inc. manufactures and markets diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Our customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. We are a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our headquarters and certain operations to Illinois. We have a wholly owned subsidiary named Akorn (New Jersey), Inc. which has operations in Somerset, New Jersey. Our subsidiary is involved in manufacturing, research and development, and administrative activities related to our ophthalmic segment.

     As described more fully herein, our losses from operations in recent years and working capital deficiencies, together with the need to successfully resolve our ongoing compliance matters with the Food and Drug Administration ("FDA"), raise substantial doubt about our ability to continue as a going concern. For further information, see Note A "Business and Basis of Presentation" to the consolidated financial statements included in Item 8 of this report.

     We classify our operations into three identifiable business segments, ophthalmic, injectable and contract services. These three segments are discussed in greater detail below. For information regarding revenues and gross profit for each of our segments, see Note M "Segment Information" to the consolidated financial statements included in Item 8 of this report.

     Ophthalmic Segment. We market a line of diagnostic and therapeutic ophthalmic pharmaceutical products. Diagnostic products, primarily used in the office setting, include mydriatics and cycloplegics, anesthetics, topical stains, gonioscopic solutions, angiography dyes and others. Therapeutic products, sold primarily to wholesalers and other national account customers, include antibiotics, anti-infectives, steroids, steroid combinations, glaucoma medications, decongestants/antihistamines and anti-edema medications. Non-pharmaceutical products include various artificial tear solutions, preservative-free lubricating ointments, lid cleansers, vitamin supplements and contact lens accessories. We exited the surgical products business in late 2002. The impact of the exit was not material to our financial results.

     Injectable Segment. We market a line of specialty injectable pharmaceutical products, including anesthesia and products used in the treatment of rheumatoid arthritis and pain management. These products are marketed to hospitals through wholesalers and other national account customers as well as directly to medical specialists.

     Contract Services Segment. We manufacture products for third party pharmaceutical and biotechnology customers based on their specifications.

     Manufacturing. We have two manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See "Item 2. Properties." We manufacture a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for our ophthalmic and injectable segments. The Decatur facilities manufacture product for all three of our segments. The Somerset facility manufactures primarily ointment products for the ophthalmic segment. We are also in the process of adding freeze-dried (lyophilized) manufacturing capabilities at our Decatur facilities. However, we cannot assure you that we can add freeze-dried manufacturing capabilities to our Decatur facilities, or that such addition, if completed, will prove to be profitable. See "Item 1. Business -- Factors That May Affect Future Results -- Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities."

     Sales and Marketing. While we are working to expand our proprietary product base through internal development, the majority of our current products are non-proprietary. We rely on our efforts in marketing, distribution, development and low cost manufacturing to maintain and increase market share.

     Our ophthalmic segment uses a three-tiered sales effort. Outside sales representatives sell directly to physicians and group practices. In-house sales (telemarketing) and customer service (catalog sales) sell to optometrists and other customers. A national accounts group sells to wholesalers, retail chains and other group purchasing organizations who represent hospitals in the U.S. This national accounts group also markets our injectable pharmaceutical products, which we also sell through telemarketing and direct mail activities to individual specialty physicians and hospitals. The contract services segment markets our contract manufacturing services through direct mail, trade shows and direct industry contacts.

     Research and Development. As of December 31, 2003, we had 21 Abbreviated New Drug Applications ("ANDAs") for generic pharmaceuticals in various stages of development. We filed one of these ANDAs along with a New Drug Application ("NDA") in 2003. See "Government Regulation." We plan to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing us to compete by marketing generic equivalents. However, unless and until our issues pending before the FDA regarding our Decatur facilities are favorably resolved, we believe it is doubtful that the FDA will approve any NDAs or ANDAs we submit related to these facilities. We believe our Somerset facility is not impacted by the FDA issues regarding our Decatur facilities.

     On February 18, 2003, we announced that we had received approval from the FDA for our ANDA for Lidocaine Jelly, 2% ("Lidocaine Jelly"), a bioequivalent to Xylocaine Jelly(R), a product of AstraZeneca PLC used primarily as a topical anesthetic by urologists and hospitals. According to industry sources, it is estimated that the total annual U.S. market for comparable products was approximately $30 million in 2002. We manufacture this product at our Somerset facility, and it was commercially available in the third quarter of 2003.

     On February 9, 2004, we announced we had received approval from FDA for the ANDA for Neomycin and Polymyxin B Sulfates, and Bacitracin Zinc Ophthalmic Ointment USP ("Neomycin and Polymyxin B"). Neomycin and Polymyxin B is bioequivalent to Neosporin(R) Ophthalmic Ointment, a product of Monarch Pharmaceuticals, Inc. which is used primarily as an ophthalmic antibiotic ointment. We anticipated that this product, which will be manufactured at our Somerset facility, will be commercially available in the third quarter of 2004.

     Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of our personnel. No assurance can be given as to whether we will file NDAs, or ANDAs, when anticipated, whether we will develop marketable products based on any filings we do make, or as to the actual size of the market for any such products, or as to whether our participation in such market would be profitable. See "Government Regulation" and "Item 1. Business -- Factors That May Affect Future Results -- Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities."

     We also maintain a business development program that identifies potential product acquisition or product licensing candidates. We have focused our business development efforts on niche products that complement our existing product lines and that have few or no competitors in the market.

     At December 31, 2003, 14 of our full-time employees were involved in research and development and product licensing.

     Research and development costs are expensed as incurred. Such costs amounted to $1,465,000, $1,886,000, and $2,598,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Patents and Proprietary Rights. We consider the protection of discoveries in connection with our development activities important to our business. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2003, we had received six U.S. patents and had three additional U.S. patent applications and one international patent application pending.

     We also rely upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See "Item 1.
Business -- Factors That May Affect Future Results -- Patents and Proprietary Rights."

     Employee Relations. At December 31, 2003, we had 360 full-time employees, 308 of whom were employed by Akorn and 52 by our wholly owned subsidiary, Akorn (New Jersey), Inc. We believe we enjoy good relations with our employees, none of whom are represented by a collective bargaining agent.

     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See "Item 1. Business -- Factors That May Affect Future Results -- Our industry is very competitive; changes in technology could render our products obsolete."

     The companies that compete with our ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Ciba Vision and Bausch & Lomb, Inc. ("B&L"). The ophthalmic segment competes primarily on the basis of price and service. The ophthalmic segment purchases some ophthalmic products from B&L, which is in direct competition with us in several markets.

     The companies that compete with our injectable segment include both generic and name brand companies such as Abbott Laboratories, Gensia, American Pharmaceutical Products, Elkin Sinn and American Regent. The injectable segment competes primarily on the basis of price.

     Competitors in our contract services segment include Cook Imaging (Baxter), Chesapeake Biological Laboratories and Ben Venue. The contract services segment competes primarily on the basis of price and technical capabilities. The manufacturing of products in all three segments must be performed under government mandated Current Good Manufacturing Practices ("cGMP").

     Suppliers and Customers. No supplier of products accounted for more than 10% of our purchases in 2003, 2002 or 2001. We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations.

     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. Those distributors are:

     -  AmerisourceBergen Corporation ("AmerisourceBergen")

     -  Cardinal Health, Inc. ("Cardinal"); and

     -  McKesson Drug Company ("McKesson").

     These three wholesale drug distributors accounted for approximately 54% of our total gross sales and 44% of our revenues in 2003, and 52% of our gross accounts receivables as of December 31, 2003. The difference between gross sales and revenue is that gross sales do not reflect the deductions for chargebacks, rebates and product returns (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies). The percentages of gross sales, revenue and gross trade receivables attributed to each of these three wholesale drug distributors for the years ended December 31, 2003 and December 31, 2002 were as follows:

                                         2003                  2003       2002                  2002
                                         GROSS    2003     GROSS ACCT.    GROSS    2002     GROSS ACCT.
                                         SALES   REVENUE   RECEIVABLES    SALES   REVENUE   RECEIVABLES
                                         -----   -------   ------------   -----   -------   ------------
AmerisourceBergen Corporation..........   19%      15%         13%         28%      22%         28%
Cardinal Health, Inc...................   19%      14%         22%         18%      12%         27%
McKesson Drug Company..................   16%      15%         17%         11%       8%          6%

     AmerisourceBergen, Cardinal and McKesson are distributors of our products as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these customers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. A change in purchasing patterns, inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, business, financial condition and results of operations. See "Item 1.
Business -- Factors That May Affect Future Results -- Dependence on Small Number of Distributors."

     Backorders. As of December 31, 2003, we had approximately $3.1 million of products on backorder as compared to approximately $5.4 million of backorders as of December 31, 2002. This decrease in backorders is due to the fact that in 2002 one of our production rooms at our Decatur, Illinois facility was not fully operational. This production room was fully operational at the end of 2003. We anticipate filling all current open backorders during 2004.

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

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an ANDA. An ANDA does not, for the most part, require clinical studies since safety and efficacy have already been demonstrated by the product originator. However, the ANDA must provide data demonstrating the equivalency of the generic formulation in terms of bioavailability. The time required by the FDA to review and approve NDA's and ANDA's is variable and beyond our control.

     FDA Warning Letter. In October 2000, the FDA issued a warning letter to us following the FDA's routine cGMP inspection of our Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. We believe its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or obtaining injunctions against the company and responsible individuals which could include our employees, officers and directors. The October 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by us. We initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, we responded to the inspectional findings. This response described our plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. We responded to these observations in September 2002. In response to our actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which we process and investigate manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Certain deviations identified during this inspection had been raised in previous FDA inspections. We have responded to these latest findings in writing and in a meeting with the FDA in March 2003. We set forth our plan for implementing comprehensive corrective actions and have provided progress reports to the FDA on April 15, May 15 and June 15, 2003.

     The Company's is working with the FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. On February 11, 2004, the FDA began an inspection of the Decatur facility. This inspection is still ongoing at the time of this filing.

     Upon completion of the inspection, the FDA may take any of the following actions: (i) find that the Decatur facility is in substantial compliance; (ii) require us to undertake further corrective actions, which could include a recall of certain products, and then conduct another inspection to assess the success of those efforts; (iii) seek to enjoin us from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of our products. At this time, it is not possible to predict the FDA's course of action.

     If the FDA chooses option (iii) or (iv), such action could significantly impair our ability to continue to manufacture and distribute our current product line and generate cash from our operations and could result in a covenant violation under our senior debt, any or all of which would have a material adverse effect on our liquidity and our ability to continue as a going concern. Any monetary penalty assessed by the FDA also could have a material adverse effect on our liquidity.

     We believe that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through inspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by us for products to be manufactured at our Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, our ability to grow sales. However, we believe that unless and until the FDA chooses option (iii) or (iv), we will be able to continue manufacturing and distributing our current product lines. See "Item 1. Business -- Factors That May Affect Future Results -- Our Decatur, Illinois manufacturing facility is the subject of an FDA Warning Letter."

     Product Recalls. In February 2003, we recalled two products, Fluress and Fluoracaine, due to container/ closure integrity problems resulting in leaking containers. The recall has been classified by the FDA as a Class II Recall, which means that the use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or that the probability of serious health consequences as a result of such use or exposure is remote. We had not received any notification or complaints from end users of the recalled products. Because we had curtailed the production of these items due to the above container/ closure integrity issues, the financial impact to us of this recall was not material as our customers did not hold significant inventories of these products.

     In March 2003, as a result of the December 10, 2002 to February 6, 2003 FDA inspection, we recalled twenty-four lots of product produced from the period December 2001 to June 2002 in one of our production rooms at our Decatur manufacturing facilities. The majority of the lots recalled were for third party contract customer products. Subsequent to this decision and after discussions with the FDA, eight of the original twenty-four lots have been exempted from the recall due to medical necessity. The recall has been classified by the FDA as a Class II Recall. We had not received any notification or complaints from end users of the recalled products. Due to the passage of time between the production of these lots and the recall, the financial impact of this recall was not material as our customers did not hold significant inventories of these products.

     DEA Consent Decree. We also manufacture and distribute several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product. See "Item 1. Business -- Factors That May Affect Future Results -- Government Regulation."

     On March 6, 2002, we received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising us that the DEA had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. sec. 801, et. seq. and regulations promulgated under the Act. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, we entered into a Civil Consent Decree with the DEA. Under terms of the Civil Consent Decree, without admitting any of the allegations in the complaint from the DEA, we agreed to pay a fine of $100,000, upgrade our security system and to remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If we do not remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, we, in addition to other possible sanctions, may be held in contempt of court and ordered to pay an additional $300,000 fine. We completed the upgrades to our security system in 2003.

     We do not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MUST OBTAIN ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS.

     We will require additional funds to operate and grow our business. We may seek additional funds through public and private financing, including equity and debt offerings. However, adequate funds through the financial markets or from other sources may not be available when needed or on terms favorable to us. In addition, because our common stock currently is quoted on the Pink Sheets (See
Item 5. -- "Market for Common Equity and Related Stockholder Matters"), we may experience further difficulty accessing the capital markets. Without sufficient additional funding, we may be required to delay, scale back or abandon some or all of our product development, manufacturing, acquisition, licensing and marketing initiatives, or operations. Further, such additional financing, if obtained, likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders.

OUR DECATUR, ILLINOIS MANUFACTURING FACILITY IS THE SUBJECT OF AN FDA WARNING LETTER.

     Unless we can successfully resolve the FDA's concerns, we may be subject to fines, suspension of our Decatur operations, seizure of products or forced product recalls. Our Decatur, Illinois manufacturing facility has been the subject of a warning letter issued by the FDA in October 2000 following the FDA's routine cGMP inspection of the facility. The warning letter addressed several deviations from regulatory requirements and requested corrective actions be undertaken. Since then, we have undergone further FDA inspections which have identified that certain previously reported deviations continue to be unresolved and that there are additional deviations from regulatory requirements. The noncompliance of the Decatur facility with FDA requirements has prevented us from developing additional products at Decatur, some of which cannot be developed at our other facilities. The inability to fully use our Decatur facility has had a material adverse effect on our business, financial condition and results of operations.

     Upon future inspections, the FDA could take various actions including (i) requiring us to undertake further corrective actions, which could include a recall of certain products; (ii) seeking to enjoin us from further violations, and/or suspend some or all of our operations at Decatur; (iii) assess monetary penalties; or

(iv) take other enforcement action which may include seizure of our products. Action taken by the FDA could significantly impair our ability to continue to manufacture and distribute our current product line and generate cash from our operations, which could have a material adverse effect on our business, financial condition and results of operations, any or all of which would have a material adverse effect on our liquidity and our ability to continue as a going concern. Any monetary penalty assessed by the FDA also could have a material adverse effect on our liquidity. See Item 3 -- "Legal Proceedings" for further description of these matters.

     Unless we can successfully resolve the FDA's concerns, we believe it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by us for products to be manufactured in Decatur. We believe that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through inspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by us for products to be manufactured at our Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, our ability to grow sales. See Item 3 -- "Legal Proceedings" for further description of these matters.

     Past product recalls could continue to effect us. In February 2003, we recalled two products, Fluress and Fluoracaine in a Class II Recall due to container/closure integrity problems resulting in leaking containers. In connection with the recall we temporarily suspended production of pending requalifications in a new container. A delay beyond the second quarter of 2004 in restarting production of these products could adversely effect revenue and cash from operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS THAT INCREASE OUR COSTS AND COULD SUBJECT US TO FINES, PREVENT US FROM SELLING OUR PRODUCTS OR PREVENT US FROM OPERATING OUR FACILITIES.

     Federal and state government agencies regulate virtually all aspects of our business. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record keeping, distribution, storage and advertising of our products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Noncompliance with applicable United States regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, recommendations by the FDA against governmental contracts and criminal prosecution and could have a material adverse effect on our business, financial condition and results of operations.

     New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes or new legislation could have a material adverse effect on our business, financial condition and results of operations.

     FDA regulations. All pharmaceutical manufacturers, including Akorn, are subject to regulation by the FDA under the authority of the FDC Act. Under the FDC Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products which present a health risk, and to seek civil monetary and criminal penalties. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products we market or the halting of our manufacturing operations could have a material adverse effect on our business, financial condition and results of operations. In addition, product recalls may be issued at our discretion, or at the direction of the FDA or other government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that restriction or prohibition on sales, halting of manufacturing operations or recalls of our pharmaceutical products will not occur in the future. Any such actions could have a material adverse effect on our business, financial condition and results of operations. Further, such actions, in certain circumstances, could constitute an event of default under our senior debt.

     We must obtain approval from the FDA for each pharmaceutical product that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies or impose other post-marketing obligations.

     We and our third-party manufacturers are subject to periodic inspection by the FDA to assure regulatory compliance regarding the manufacturing, distribution, and promotion of sterile pharmaceutical products. The FDA imposes additional stringent requirements on the manufacture of sterile pharmaceutical products to ensure the sterilization processes and related control procedures consistently produce a sterile product. Pharmaceutical products must be distributed, sampled and promoted in accordance with FDA requirements. The FDA also regulates drug labeling and the advertising of prescription drugs. A finding by a governmental agency or court that we are not in compliance could have a material adverse effect on our business, financial condition and results of operations.

     If the FDA changes its regulatory position, it could force us to delay or suspend indefinitely, our manufacturing, distribution or sales of certain products. While we believe that all of our current pharmaceuticals are lawfully marketed in the United States under current FDA enforcement policies or have received the requisite agency approvals for manufacture and sale, such marketing authority is subject to withdrawal by the FDA. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals which may or may not be granted and which may be subject to a lengthy application process. Any change in the FDA's enforcement policy or any decision by the FDA to require an approved NDA or ANDA for one of our products not currently subject to the approved NDA or ANDA requirements or any delay in the FDA approving an NDA or ANDA for one of our products could have a material adverse effect on our business, financial condition and results of operations.

     A number of products we market are "grandfathered" drugs that are permitted to be manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed prior to enactment of relevant sections of the FDC Act. The regulatory status of these products is subject to change and/or challenge by the FDA, which could establish new standards and limitations for manufacturing and marketing such products, or challenge the evidence of prior manufacturing and marketing upon which grandfathering status is based. We are not aware of any current efforts by the FDA to change the status of any of our "grandfathered" products, but there can be no assurance that such initiatives will not occur in the future. Any such change in the status of our "grandfathered" products could have a material adverse effect on our business, financial condition and results of operations.

     We are subject to extensive DEA regulation, which could result in our being fined or otherwise penalized. We also manufacture and sell drugs which are "controlled substances" as defined in the federal Controlled Substances Act and similar state laws, which established, among other things, certain licensing, security and record keeping requirements administered by the DEA and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The DEA could limit or reduce the amount of controlled substances which we are permitted to manufacture and market. On November 6, 2002, we entered into a Civil Consent Decree with respect to violations alleged by the DEA relating to record keeping and controls surrounding the storage and distribution of controlled substances. Under the terms of the Civil Consent Decree, we, without admitting any of the allegations in the complaint from the DEA, agreed to pay a fine of $100,000, upgrade our security and to remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If we do not remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, we, in addition to other possible sanctions, may be held in contempt of court and ordered to pay an additional $300,000 fine. See Item 3. "Legal Proceedings." A failure to comply with DEA requirements or the Civil Consent Decree could have a material adverse effect on our business, financial condition and results of operations.

OUR GROWTH DEPENDS ON OUR ABILITY TO TIMELY DEVELOP ADDITIONAL PHARMACEUTICAL PRODUCTS AND MANUFACTURING CAPABILITIES.

     Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. As of December 31, 2003, we had 21 ANDAs in various stages of development. See "Item 1. Description of Business -- Research and Development." We may not meet our anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that we have submitted or anticipate submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our infrastructure. There can be no assurance that we will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into our existing product lines. In addition, there can be no assurance that we will receive all necessary approvals from the FDA or that such approvals will not involve delays, which adversely affect the marketing and sale of our products. Unless and until our issues pending before the FDA are resolved, it is doubtful that the FDA will approve any NDAs or ANDAs we submit for products to be manufactured at our Decatur facility. Our failure to develop new products, to successfully resolve the compliance issues at our Decatur facility or to receive FDA approval of ANDAs or NDAs, could have a material adverse effect on our business, financial condition and results of operations.

     Another part of our growth strategy is to develop the capability to manufacture lyophilized (freeze-dried) pharmaceutical products. While we have devoted resources to developing these capabilities, we may not be successful in developing these capabilities, or we may not realize the anticipated benefits from developing these capabilities.

     Generic Substitution. Our branded pharmaceutical products are subject to competition from generic equivalents and alternative therapies. Generic pharmaceuticals are the chemical and therapeutic equivalents of brand-name pharmaceuticals and represent an increasing proportion of pharmaceuticals dispensed in the United States. There is no proprietary protection for most of the branded pharmaceutical products sold by Akorn and other pharmaceutical companies selling generic and other substitutes for branded pharmaceutical products. In addition, governmental and cost-containment pressures regarding the dispensing of generic equivalents will likely result in generic substitution and competition generally for our branded pharmaceutical products. Although our attempts to mitigate the effect of this substitution through, among other things, creation of strong brand-name recognition and product-line extensions for our branded pharmaceutical products, there can be no assurance that we will be successful in these efforts. Increased competition in the sale of generic pharmaceutical products could have a material adverse effect on our business, financial condition and results of operations.

OUR SUCCESS DEPENDS ON THE DEVELOPMENT OF GENERIC AND OFF-PATENT PHARMACEUTICAL PRODUCTS WHICH ARE PARTICULARLY SUSCEPTIBLE TO COMPETITION, SUBSTITUTION POLICIES AND REIMBURSEMENT POLICIES.

     Our success depends, in part, on our ability to anticipate which branded pharmaceuticals are about to come off patent and thus permit us to develop, manufacture and market equivalent generic pharmaceutical products. Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices that are significantly lower than that of branded pharmaceuticals. Generic substitution is regulated by the federal and state governments, as is reimbursement for generic drug dispensing. There can be no assurance that substitution will be permitted for newly approved generic drugs or that such products will be subject to government reimbursement. In addition, generic products that third parties develop may render our generic products noncompetitive or obsolete. Although we have successfully brought generic pharmaceutical products to market in a timely manner in the past, there can be no assurance that we will be able to consistently bring these products to market quickly and efficiently in the future. An increase in competition in the sale of generic pharmaceutical products or our failure to bring such products to market before our competitors could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO LEGAL PROCEEDINGS AGAINST US, WHICH MAY PROVE COSTLY AND TIME-CONSUMING EVEN IF MERITLESS.

     As discussed above, we are currently involved in several pending or threatened legal actions with both private parties and certain government agencies. See Item 3. "Legal Proceedings." While we believe that our positions in these various matters are meritorious, to the extent that our personnel must spend time and we must expend resources to pursue or contest these various matters, or any additional matters that may be asserted from the time to time in the future, this represents time and money that is not available for other actions that we might otherwise pursue which could be beneficial to our future. In addition, to the extent that we are unsuccessful in any legal proceedings, the consequences could have a negative impact on our business, financial condition and results of operations. These consequences could include, but not be limited to, fines, penalties, injunctions, the loss of patent or other rights, the need to write down or off the value of assets (which could negatively impact our earnings and/or cause the violation of debt covenants) and a wide variety of other potential remedies or actions that could be taken against us. While we will continue to vigorously pursue our rights in all such matters, no assurance can be given that we will be successful in any of these proceedings or, even if successful, that we would be able to recoup any of the money expended in pursuing such matters.

WE MAY IMPLEMENT PRODUCT RECALLS AND COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS; WE MAY HAVE TO PAY SIGNIFICANT AMOUNTS TO THOSE HARMED AND MAY SUFFER FROM ADVERSE PUBLICITY AS A RESULT.

     The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products.

     Although we are not currently subject to any material product liability proceedings, we may incur material liabilities relating to product liability claims in the future. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future and require us to incur significant legal fees. Successful product liability claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

     We currently have product liability insurance in the amount of $5.0 million for aggregate annual claims with a $50,000 deductible per incident and a $250,000 aggregate annual deductible. However, there can be no assurance that such insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on our business, financial condition and results of operations.

THE FDA MAY AUTHORIZE SALES OF SOME PRESCRIPTION PHARMACEUTICALS ON A NON-PRESCRIPTION BASIS, WHICH WOULD REDUCE THE PROFITABILITY OF OUR PRESCRIPTION PRODUCTS.

     From time to time, the FDA elects to permit sales of some pharmaceuticals currently sold on a prescription basis, without a prescription. Approval by the FDA of the sale of our products without a prescription would reduce demand for our competing prescription products and, accordingly, reduce our profits.

OUR INDUSTRY IS VERY COMPETITIVE; CHANGES IN TECHNOLOGY COULD RENDER OUR PRODUCTS OBSOLETE.

     We compete with other pharmaceutical companies, including major pharmaceutical companies with financial resources substantially greater than ours, in developing, acquiring, manufacturing and marketing pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, under development or acquired by other pharmaceutical companies, may be more effective or offered at lower prices than our current or future products. The industry is characterized by rapid technological change that may render our products obsolete, and competitors may develop their products more rapidly than we can. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products. We believe that competition in sales of our products is based primarily on price, service and technical capabilities. There can be no assurance that: (i) we will be able to develop or acquire commercially attractive pharmaceutical products; (ii) additional competitors will not enter the market; or (iii) competition from other pharmaceutical companies will not have a material adverse effect on our business, financial condition and results of operations.

MANY OF THE RAW MATERIALS AND COMPONENTS USED IN OUR PRODUCTS COME FROM A SINGLE SOURCE SO INTERRUPTIONS IN THE SUPPLY OF THESE RAW MATERIALS AND COMPONENTS COULD DISRUPT OUR MANUFACTURING OF SPECIFIC PRODUCTS AND CAUSE OUR SALES AND PROFITABILITY TO DECLINE.

     We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations.

OUR REVENUES DEPEND ON SALE OF PRODUCTS MANUFACTURED BY THIRD-PARTIES, WHICH WE CANNOT CONTROL.

     We derive a significant portion of our revenues from the sale of products manufactured by third parties, including our competitors in some instances. There can be no assurance that our dependence on third parties for the manufacture of such products will not adversely affect our profit margins or our ability to develop and deliver our products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute certain of our products as planned. No assurance can be made that the manufacturers we use will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON SMALL NUMBER OF DISTRIBUTORS

     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. The following three distributors, AmerisourceBergen, Cardinal and McKesson, accounted for approximately 54% of total gross sales and 44% of total revenues in 2003, and 52% of gross trade receivables as of December 31, 2003. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these customers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations and lead to a violation of debt covenants. A change in purchasing patterns, inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue and results of operations and lead to a violation of debt covenants.

PATENTS AND PROPRIETARY RIGHTS

     The patent position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications relating to our potential products or processes will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who: (i) successfully challenge our patents; (ii) obtain patents that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent protection for these discoveries or marketing products developed therefrom. Consequently, there can be no assurance that others will not independently develop pharmaceutical products similar to or obsoleting those that we are planning to develop, or duplicate any of the our products. Our inability to obtain patents for our products and processes or the ability of competitors to circumvent or obsolete our patents could have a material adverse effect on our business, financial condition and results of operations.

EXERCISE OF WARRANTS, CONVERSION OF SUBORDINATED DEBT AND PREFERRED STOCK, MAY HAVE DILUTIVE EFFECT

     Under the terms of a $5,000,000 subordinated debt transaction, which we entered into on July 12, 2001 with the John N. Kapoor Trust dtd. 9/20/89 (the "Kapoor Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our current Chairman of the Board of Directors, the Kapoor Trust agreed to provide us with $5,000,000 of subordinated debt in two separate tranches of $3,000,000 ("Tranche A") and $2,000,000 ("Tranche B"). In return for providing the subordinated debt, the Kapoor Trust was granted Warrants to purchase 1,000,000 shares of common stock, at a purchase price of $2.85 per share for Tranche A and 667,000 shares of common stock, at a purchase price of $2.25 per share, for Tranche B. In addition, Tranche A, plus the interest on Tranche A, is convertible into shares of our common stock at a price of $2.28 per share, and Tranche B, plus the interest on Tranche B, is convertible into shares of our common stock at a price of $1.80 per share. The subordinated debt warrants mature on December 20, 2006.

     Our restructuring consultants, AEG Partners LLC ("AEG") alleges that we are required to issue 1,250,000 warrants to purchase our common stock at an exercise price of $1.00 per warrant share under a success fee arrangement entered between AEG and Akorn. We dispute that AEG is owed this success fee, including the warrants. See Item 3 -- "Legal Proceedings".

     In connection with the Exchange Transaction (see "Financial Conditions and Liquidity"), we issued 257,172 shares of our Series A 6.0% Participating Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event stockholder approval authorizing sufficient shares of common stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction ("Stockholder Approval") has not been received by October 7, 2004, such rate is to increase to 10.0% until Stockholder Approval has been received and sufficient shares of Common Stock are authorized and reserved. Subject to certain limitations, on October 31, 2011, we are required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in our Articles of Amendment to the Articles of Incorporation (the "Articles of Incorporation") (the "Stated Value"), plus all accrued but unpaid dividends on such shares. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain antidilution protections. The Preferred Stock is convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Incorporation. Provided that Stockholder Approval has been received and sufficient shares of common stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share.

     In addition, we have agreed to issue to each of the Kapoor Trust and Arjun Waney, respectively, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the our indebtedness then guaranteed by them under the New Credit Facility entered with in connection with the Exchange Transaction. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share. See "Financial Condition and Liquidity."

     We also issued to the holders of the 2003 Subordinated Notes, warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All unexercised subordinated debt warrants expire on October 7, 2006.

     The warrants issued in connection with the Exchange Transaction are exercisable at any time prior to expiration on October 7, 2006. Of those warrants, warrants for 8,572,400 shares of common stock have an exercise price of $1.00 per share and warrants for the remaining 1,236,714 shares of common stock have an exercise price of $1.10 per share.

     If the price per share of our common stock at the time of exercise of the Warrants or conversion of the subordinated debt is in excess of the various Warrant exercise or conversion prices, exercise of the Warrants and conversion of the subordinated debt would have a dilutive effect on our common stock. The amount of such dilution, however, cannot currently be determined as it would depend on the difference between the stock price and the price at which the warrants were exercised or the subordinated debt was converted at the time of exercise or conversion.

WE MUST CONTINUE TO ATTRACT AND RETAIN KEY PERSONNEL TO BE ABLE TO COMPETE SUCCESSFULLY.

     Our performance depends, to a large extent, on the continued service of our key research and development personnel, other technical employees, managers and sales personnel and its ability to continue to attract and retain such personnel. Competition for such personnel is intense, particularly for highly motivated and experienced research and development and other technical personnel. We are facing increasing competition from companies with greater financial resources for such personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of highly-skilled personnel in the future, and the inability to do so could have a material adverse effect on our business, operating results and financial condition and results of operations.

DEPENDENCE ON KEY EXECUTIVE OFFICERS

     Our success will depend, in part, on its ability to attract and retain key executive officers. The inability to find or the loss of one or more of our key executive officers could have a material adverse effect on our business, financial condition and results of operations.

QUARTERLY FLUCTUATION OF RESULTS; POSSIBLE VOLATILITY OF STOCK PRICE

     Our results of operations may vary from quarter to quarter due to a variety of factors including, but not limited to, the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for our products, expenditures to comply with governmental requirements for manufacturing facilities, expenditures incurred to acquire and promote pharmaceutical products, changes in the our customer base, a customer's termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by our competitors, loss of key personnel, changes in the mix of products sold by us, changes in sales and marketing expenditures, competitive pricing pressures, expenditures incurred to pursue or contest pending or threatened legal action and our ability to meet our financial covenants. There can be no assurance that the we will be successful in avoiding losses in any future period. Such fluctuations may result in volatility in the price of our common stock.

RELATIONSHIPS WITH OTHER ENTITIES; CONFLICTS OF INTEREST

     Mr. John N. Kapoor, Ph.D., our current Chairman of the Board and Chief Executive Officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with us. We also believe we owe EJ Financial $18,000 in consulting fees for each of 2003, 2002 and 2001, as well as expense reimbursements of approximately $2,000 and $182,000 for 2002 and 2001, respectively. Further, the Kapoor Trust has loaned us $5,000,000 resulting in Dr. Kapoor effectively becoming a major creditor of ours as well as a major shareholder. See "Financial Condition and Liquidity." Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.

     As part of the Exchange Transaction, we also issued subordinated promissory notes in the aggregate principal amount of approximately $2,767,000 (the "2003 Subordinated Notes"), to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. ("Argent"). Mr. Waney, a new director of Akorn, Mr. Waney serves as Chairman and Managing Director of Argent, 51% of which is owned by Mr. Waney. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of subordination arrangements. Consequently, Mr. Waney and Argent are also creditors of ours. See "Financial Condition and Liquidity."

ITEM 2.  DESCRIPTION OF PROPERTIES

     Since August 1998, our headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. We leased approximately 24,000 square feet until June 2000 at which time it expanded to the current occupied space of approximately 48,000 square feet.

     We own a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, we own a 55,000 square-foot manufacturing facility in Decatur, Illinois. The Decatur facilities support all three of our segments. Our Akorn (New Jersey) subsidiary also leases approximately 35,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to the ophthalmic segment. We do not have any idled manufacturing facilities, however, the capacity utilization at both our Decatur and Somerset facilities was approximately 62% during the year ended December 31, 2003. We can produce approximately 65 batches, per month, at normal capacity. Operating the manufacturing facilities at the reduced level has led to lower gross margins due to unabsorbed fixed manufacturing costs.

     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, which manufacturing capability we currently do not have. Subject to among other things, our ability to generate operating cash flow or to obtain new financing for future operations and capital expenditures, we anticipate the completion of the lyophilization expansion in the first half of 2005. As of December 31, 2003, we had spent approximately $17.9 million on the expansion and anticipate the need to spend approximately $1.0 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, we will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA.

     The current combined space is considered adequate to accommodate our manufacturing needs for the foreseeable future. Lyophilization capabilities are not currently needed by us, but would give us the capability to manufacture additional products for our contract customers, allow us to pursue ANDA products, and allow us to internally produce one of our currently outsourced products.

ITEM 3.  LEGAL PROCEEDINGS

     On March 27, 2002, we received a letter informing us that the staff of the regional office of the Securities and Exchange Commission ("SEC") in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against us and seek an order requiring us to be enjoined from engaging in certain conduct. The staff alleged that we misstated our income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating our accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented us from accurately recording, reconciling and aging our accounts receivable. We were also notified that certain of our former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2001, we determined the need to restate our financial statements for 2000 and 2001, resulting in the recording of a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which we had originally recorded as of March 31, 2001.

     On September 25, 2003, we consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff's investigation and proposed enforcement action as discussed above. Without admitting or denying the findings set forth therein, the consent order finds that we failed to promptly and completely record and reconcile cash and credit remittances, including those from our top five customers, to invoices posted in our accounts receivable sub-ledger. According to the findings in the consent order, our problems resulted from, among other things, internal control and books and records deficiencies that prevented us from accurately recording, reconciling and aging our receivables. The consent order finds that our 2000 Form 10-K and first quarter 2001 Form 10-Q misstated our account receivable balance or, alternatively, failed to disclose the impairment of our accounts receivable and that our first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that we failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to our accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against us or require any additional restatement of our financial statements. The consent order contains an additional commitment by us to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant ("consultant") acceptable to the staff to perform a test of our material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that we are keeping accurate books and records and have devised and maintained a system of adequate internal accounting controls with respect to our accounts receivables. On October 27, 2003, we engaged Jefferson Wells, International ("Jefferson Wells") to serve as consultant in this capacity. On February 6, 2004, Jefferson Wells reported its findings to the special committee, such findings being that we have made the necessary personnel changes and procedural improvements required to maintain control over the accounts receivable process and establish the necessary reserves. Jefferson Wells' report was delivered to the SEC on February 13, 2004.

     In October 2000, the FDA issued a warning letter to us following the FDA's routine cGMP inspection of our Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. We believe its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. The October 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by us. We initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, we responded to the inspectional findings. This response described our plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. We responded to these observations in September 2002. In response to our actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which we process and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Certain deviations identified during this inspection had been raised in previous FDA inspections. We have responded to these latest findings in writing and in a meeting with the FDA in March 2003. We set forth our plan for implementing comprehensive corrective actions and have provided progress report to the FDA on April 15, May 15 and June 15, 2003.

     We continued to have discussions with the FDA relating to our ongoing compliance matters and continue to complete our current corrective plan for the Decatur facility in the fourth quarter of 2003. On February 11, 2004, the FDA began an inspection of the Decatur facility. This inspection is still ongoing at the time of this filing.

     Upon completion of the inspection, the FDA may take any of the following actions: (i) find that the Decatur facility is in substantial compliance; (ii) require us to undertake further corrective actions, which could include a recall of certain products, and then conduct another inspection to assess the success of those efforts; (iii) seek to enjoin us from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of our products. At this time, it is not possible to predict the FDA's course of action.

     If the FDA chooses option (iii) or (iv), such action could significantly impair our ability to continue to manufacture and distribute our current product line and generate cash from our operations and could result in a covenant violation under our senior debt, any or all of which would have a material adverse effect on our liquidity and our ability to continue as a going concern. Any monetary penalty assessed by the FDA also could have a material adverse effect on our liquidity.

     We believe that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through inspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by us for products to be manufactured at our Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, our ability to grow sales. However, we believe that unless and until the FDA chooses option (iii) or (iv), we will be able to continue manufacturing and distributing our current product lines.

     On December 19, 2002 and January 22, 2003, we received demand letters regarding claimed wrongful deaths allegedly associated with the use of the drug Inapsine, which we produced. The total amount claimed was $3.8 million. In July 2003, we agreed to a settlement with respect to one of the claims alleged by these demand letters. We do not believe that this settlement or the outcome of the second alleged claim will have a material impact on our financial position.

     On August 9, 2003, Novadaq Technologies, Inc. ("Novadaq") notified us that it had requested arbitration with the International Court of Arbitration ("ICA") related to or dispute with Novadaq regarding the issuance of a Right of Reference to Novadaq from Akorn for Novadaq's NDA and Drug Master File ("DMF") for specified indications for Akorn's drug IC Green. In its request for arbitration, Novadaq asserts that we are obligated to provide the Right of Reference as described above pursuant to an amendment dated September 26, 2002 to the January 4, 2002 Supply Agreement between the two companies. We do not believe we are obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq's cost of developing a product for macular degeneration. We are also contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. Even if the Right of Reference is provided, the approval process for such a product is expected to take several years. On October 17, 2003, the ICA notified us that it decided that this matter shall proceed to arbitration. The arbitration has been scheduled for the week of June 7, 2004. We are in the process of preparing for arbitration on this matter and will defend ourselves vigorously.

     In connection with the request for arbitration described above, on August 22, 2003, Novadaq filed a lawsuit and a Notice of Emergency Motion in the Circuit Court of Cook County, Illinois, County Department, Chancery Division for interim relief related to the issuance of the Right of Reference from Akorn to Novadaq. On September 22, 2003, Akorn and Novadaq entered into an Agreed Order whereby we would provide the requested Right of Reference to Novadaq. The Agreed Order terminates upon the settlement of the dispute between the parties or in the event that the final disposition of the arbitration filed with the ICA results in a final decision against Novadaq or a failure to hold that Novadaq has a right to the Right of Reference.

     On October 8, 2003, pursuant to the terms of the Letter Agreement dated September 26, 2002 between Akorn and AEG, as amended (the "AEG Letter Agreement"), we terminated our consultant AEG Partners LLC ("AEG"). AEG contends that, as a result of the Exchange Transaction, we must pay it a "success fee" consisting of $686,000 and a warrant to purchase 1,250,000 shares of our common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible preferred stock issued in connection with the exchange transaction. We dispute that AEG is owed this success fee. Pursuant to the AEG Letter Agreement, we and AEG are trying to resolve the dispute. If this fails, the AEG Letter Agreement provides for mandatory and binding arbitration. On January 9, 2004, AEG filed a demand for arbitration. A single arbitrator has been chosen, but no arbitration date has been set. We are in the process of preparing for arbitration and will vigorously defend ourselves and assert any appropriate counterclaims in regards to this matter.

     On October 14, 2003, Leerink Swann & Co., Inc. ("Leerink") filed a complaint in the Supreme Court of the State of New York alleging a breach of contract regarding our payment of fees by for investment banking services. Leerink alleged we were obligated to pay $1,765,032 pursuant to a written agreement dated May 8, 2003 between Leerink and Akorn (the "Leerink Agreement"). We disputed that Leerink was owed $1,765,032. On December 5, 2003, we reached a settlement with Leerink where, among other things, we paid $750,000 to Leerink, and we extended the Leerink Agreement for an additional year. As a result of the settlement, the above mentioned complaint was dismissed on December 8, 2003.

     On February 23, 2004, we were sued in the United States District Court for the District of Arizona for damages resulting from the death of an Arabian show horse allegedly injected with the drug Sarapin in the summer of 2003. The complaint alleges that we are liable in strict products liability, in negligence and for injury to property for manufacturing and selling the Sarapin injected into the horse. The complaint alleges that the Sarapin was sold at a time when several lots of Sarapin were being recalled due to a "lack of sterility assurances." The complaint seeks unspecified special, general and punitive damages against us in an amount in excess of $75,000. We tendered the defense of the complaint to our insurer, and the insurer has indicated that the tender will be accepted subject to a reservation of rights as to the punitive damage claim.

     We are party to legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, we at this time do not believe that such proceedings will have a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was traded on the NASDAQ National Market under the symbol AKRN until June 24, 2002. Because our Form 10-K for the year ended December 31, 2001 contained unaudited financial statements, our common stock was delisted for the NASDAQ on June 25, 2002, for non-compliance with the NASDAQ report filing requirements. Subsequently, our common stock has traded on the Pink Sheets under the symbol AKRN.

     On March 15, 2004, there were approximately 589 holders of record of our common stock. This number does not include shareholders for which shares are held in a "nominee" or "street" name. The closing price of our common stock on March 15, 2004 was $3.35 per share. The bid prices below reflect the high and low bid quotations from the NASDAQ National Market and the Pink Sheets, as applicable, for the periods set forth in the first paragraph above.

     High and low bid prices for the periods indicated were:

                                                              HIGH     LOW
                                                              -----   -----
Year Ended December 31, 2003:
  1st Quarter...............................................  $1.55   $0.50
  2nd Quarter...............................................   1.30    0.50
  3rd Quarter...............................................   1.19    0.45
  4th Quarter...............................................   2.35    1.22
Year Ended December 31, 2002:
  1st Quarter...............................................  $4.00   $3.31
  2nd Quarter...............................................   3.73    0.60
  3rd Quarter...............................................   1.60    0.60
  4th Quarter...............................................   1.50    0.60

     We did not pay cash dividends in 2003, 2002 or 2001 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we are currently prohibited by our New Credit Facility from making any dividend payment. See "Financial Conditions and Liquidity beginning on page 25."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial information for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                               2003       2002       2001       2000      1999
                                             --------   --------   --------   --------   -------
OPERATIONS DATA (000's)
Revenues...................................  $ 45,491   $ 51,419   $ 41,545   $ 66,221   $64,632
Gross profit...............................    12,148     20,537      6,398     28,131    33,477
Operating income (loss)....................    (6,276)    (3,565)   (21,074)    (1,731)   12,122
Interest and other expense.................    (6,220)    (3,150)    (3,768)    (2,400)   (1,921)
Pretax income (loss).......................   (12,496)    (6,713)   (24,926)    (4,014)   10,639
Income tax provision (benefit).............      (171)     6,239     (9,780)    (1,600)    3,969
Net income (loss)..........................  $(12,325)  $(12,952)  $(15,146)  $ (2,414)  $ 6,670
Weighted average shares outstanding:
  Basic....................................    19,745     19,589     19,337     19,030    18,269
  Diluted..................................    19,745     19,589     19,337     19,030    18,573
PER SHARE
Equity.....................................  $   0.58   $   0.58   $   1.23   $   1.85   $  1.85
Net income:
  Basic....................................     (0.62)     (0.66)     (0.78)     (0.13)     0.37
  Diluted..................................     (0.62)     (0.66)     (0.78)     (0.13)     0.36
Price: High................................      2.35       4.00       6.44      13.63      5.56
      Low..................................      0.45       0.60       1.03       3.50      3.50
BALANCE SHEET (000's)
Current assets.............................  $ 10,595   $ 13,239   $ 28,580   $ 37,522   $35,851
Net property plant & equipment.............    33,907     35,314     33,518     34,031    20,812
Total assets...............................    59,415     63,538     84,546     91,917    76,098
Current liabilities including debt in
  default..................................    11,959     43,803     52,937     15,768     9,693
Long-term obligations, less current
  installments.............................    36,065      8,383      7,779     40,918    32,015
Shareholders' equity.......................    11,391     11,352     23,830     35,231    34,390
CASH FLOW DATA (000's)
From operations............................  $ (1,932)  $  9,359   $   (444)  $    362   $   131
Dividends paid.............................        --         --         --         --        --
From investing.............................    (1,743)    (5,315)    (4,126)   (17,688)   (6,233)
From financing.............................     3,529     (9,035)     9,118     18,108     5,391
Change in cash and cash equivalents........      (146)    (4,991)     4,548        782      (711)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Our losses from operations in recent years and working capital deficiencies, together with the need to successfully resolve our ongoing compliance matters with the Food and Drug Administration ("FDA"), have raised substantial doubt about our ability to continue as a going concern.

     On October 7, 2003, a significant threat to our ability to continue as a going concern was resolved when we consummated a transaction with a group of investors that resulted in the extinguishment of our then outstanding senior bank debt in the amount of approximately $37,731,000 in exchange for shares of Akorn's convertible preferred stock, warrants to purchase shares of Akorn's common stock, subordinated promissory notes in the aggregate amount of $2,767,139 and a new credit facility under which approximately $7,000,000 was outstanding as of the date of the transaction, $5,473,862 of which was paid to the investors in the transaction. For more information regarding this transaction, see Note
G -- "Financing Arrangements".

     Although we have refinanced our debt on a long-term basis as described above, it continues to be subject to ongoing FDA compliance matters that could have a material adverse effect on us. See Note N -- "Commitments and Contingencies" for further description of these matters. We are working with the FDA to favorably resolve such compliance matters and have submitted to the FDA and continue to implement a plan for comprehensive corrective actions at our Decatur, Illinois facility. On February, 11, 2004, the FDA began an inspection of the Decatur facility. This inspection is still ongoing at the time of this filing. The management of Akorn believe that Akorn will successfully resolve these compliance matters with the FDA. In addition, if we are enjoined from further violations, including a temporary suspension of some or all operations of the Decatur facility, management believes it will be able to successfully manage through this situation. There can be no guarantee that the FDA matters will be successfully resolved, and if we are not successful in doing so, there remains substantial doubt about our ability to continue as a going concern.

     We have added key management personnel, including the appointment in early 2003 of a new chief executive officer and additional personnel in critical areas. Management has reduced our cost structure, improved our processes and systems and implemented strict controls over capital spending. Management believes these activities will continue to improve our results of operations, cash flow from operations and our future prospects.

     As a result of all of the factors cited in the preceding paragraphs, we believe that we should be able to sustain our operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether we will be able to continue as a going concern.

     Our revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by the ophthalmic segment, from sales of diagnostic and therapeutic pharmaceuticals by the injectable segment, and from contract services revenue. The following table sets forth the percentage relationships that certain items from our Consolidated Statements of Operations bear to revenues for the years ended December 31, 2003, 2002 and 2001.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Revenues
  Ophthalmic................................................   57%    58%    41%
  Injectable................................................   27     25     23
  Contract Services.........................................   16     17     36
                                                              ---    ---    ---
Total revenues..............................................  100    100    100
Gross profit/(Loss).........................................
  Ophthalmic................................................   18%    27%    (2)%
  Injectable................................................    9     12      7
  Contract Services.........................................    0      1     10
                                                              ---    ---    ---
Total Gross Profit..........................................   27     40     15
Selling, general and administrative expenses................   36     41     45
Provision for bad debts.....................................   (1)    --     11
Amortization of intangibles.................................    3      3      4
Research and development expenses...........................    3      4      6
Operating loss..............................................  (14)    (7)   (51)
Net loss....................................................  (27)   (25)   (36)

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002

     Consolidated revenues decreased 11.5% for the year ended December 31, 2003 compared to the prior year. Ophthalmic segment revenues decreased 11.9%, or $3,523,000, partially due to the temporary suspension throughout 2003 of production of Fluress and Flouracaine due to leaking containers, as well as increased customer purchases of angiography and ointment products in the fourth quarter of 2002, which resulted in surplus customer inventory and lower sales during the first half of 2003. Injectable segment revenues decreased 6.3%, or $822,000 for the year, reflecting the lower volumes of anesthesia and antidote products partially offset by sales of our newly introduced product, Lidocaine Jelly. Contract services revenues decreased by 17.9%, or $1,583,000, due mainly to customer concerns about the status of the ongoing FDA compliance matters at our Decatur facilities as well as the temporary closure of an aseptic production room at that same facility.

     We anticipate that revenues from all of our product segments are not likely to substantially grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the second quarter of 2004; however, no assurance can be made that these matters will be resolved by such time, or ever. See Part II -- Item 1 -- "Legal Proceedings." The production of Fluress and Flouracaine, two of our opthalmic products, remains suspended pending development of a new container closure system for those products. We do not expect to resume production of Fluress and Flouracaine prior to the second quarter of 2004. As a result, we expect that revenues and cash flow from operations for the first quarter of 2004 will be adversely impacted and that revenues and cash flows in the second quarter of 2004 and beyond could be adversely impacted if we are unable to resume production of Fluress and Flouracaine in the second quarter of 2004.

     The chargeback and rebate expense for the year ended December 31, 2003 declined to $12,836,000 from $15,418,000 in 2002, due to a general decrease in volume and the increase in the product sales mix of lower chargeback and rebate percentage items.

     The 2003 consolidated gross margin of $12,148,000 was 26.7% for 2003 as compared to a gross margin of $20,537,000, or 39.9% for 2002. The gross profit by each of our segments also decreased due to the decrease in volume across all revenue categories as well as increased costs and reduced capacity associated with the resolution of our current FDA compliance matters.

     Selling, general and administrative ("SG&A") expenses decreased 23.2%, to $16,015,000 from $20,860,000, for the year ended December 31, 2003 as compared to the same period in 2002. Included in 2002 results were $1,559,500, $257,000 and $545,000 asset impairment charges related to the Johns Hopkins patents, intangible assets and construction-in-progress. Excluding these charges, SG&A decreased by 13.4% due to lower personnel and marketing costs.

     Provision, net of recoveries, for bad debts was a $471,000 net recovery year to date, reflecting a $309,000 provision, which was offset by $780,000 in recoveries for the same period. The bad debt expense net of recoveries for the same period in 2002 was a net $55,000 recovery.

     Research and development ("R&D") expense decreased 22.3% in 2003, to $1,465,000 from $1,886,000 for the year ended December 31, 2002, due to refocusing resources away from R&D activities to resolve issues related to FDA compliance.

     Interest and other expense for the full year 2003 was $6,220,000, a 97.5%, or $3,070,000 increase compared to the same period in the prior year, reflecting a $3,102,000 loss on the Exchange Transaction disclosed in Note G of the financial statements offset by lower interest rates and a lower debt balance as a result of the Exchange Transaction.

     We recorded a valuation allowance of $4,816,000 for the twelve months ending December 31, 2003, which offset the deferred income tax asset recorded in that period. The net income tax benefit of $171,000 for the year relates to state tax refunds. The net income tax provision of $6,239,000 for the same period in 2002 includes a $9,216,000 deferred income tax valuation allowance established against deferred income tax assets recorded in 2002 and in prior periods.

     We reported a net loss of $12,325,000 or $0.62 per weighted average share for the twelve month period ended December 31, 2003, versus $12,952,000 or $0.66 per weighted average share for the comparable prior year. The decrease in net loss was due primarily to the impact of the deferred income tax valuation allowance established in 2002 against previously recorded income tax assets, as well as reduced SG&A, R&D and interest expenses offset by lower sales, gross profit and the loss on the Exchange Transaction in 2003.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Consolidated revenues increased 23.8% for the year ended December 31, 2002 compared to the prior year. Results for 2002 exclude shipments made at or near the end of the year for which shipping terms are FOB destination and, accordingly, revenue is not recognized until delivery occurs. The revenue related to these shipments recognized in the first quarter of 2003 was $601,000. Prior year revenues reflect virtually all shipments to customers during the applicable year as virtually all sales terms were FOB shipping point. See Note
B -- "Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8.

     Ophthalmic segment revenues increased 74.7%, or $12,643,000, primarily reflecting lower charges related to chargebacks and returns in 2002 (See Note
B -- "Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8.) as compared to 2001, and, to a lesser extent, increased angiography and ointment product sales. The 2002 sales mix reflects our shift in sales and marketing efforts within the Ophthalmic segment to those key product lines that generate higher margins. Injectable revenues increased 34.3%, or $3,314,000 compared to the same period in 2001 primarily due to the lower level of chargebacks and returns and a 52% increase in anesthesia and antidote product sales in 2002. Contract

Services revenues decreased 40.7%, or $6,083,000 compared to the same period in 2001 due mainly to customer concerns about the status of the ongoing FDA issues at our Decatur facility.

     Consolidated gross margin of $20,537,000 was an increase of 39.9% from $6,398,000, or 15.4% from the prior year, due primarily to the aforementioned increase in revenues in 2002 as compared to 2001, as well as an increase in the reserve for slow-moving, unsaleable and obsolete inventory items recorded in 2001. Improvements in gross margin also resulted from our continued focus on shifting the product mix to higher gross margin products in the angiography, antidote and ointment product lines.

     SG&A expenses increased 10.4%, from 18,900,000 to $20,860,000 for the year due to a $1,559,500 impairment charge related to the JHU/APL settlement (See Note N -- "Commitments and Contingencies" to the consolidated financial statements included in Item 8), a $545,000 asset impairment charge related to abandoned construction projects, a $257,000 intangible asset charge and higher legal and marketing expenditures in 2002. SG&A expenses in 2001 included $1,117,000 of restructuring-related charges consisting primarily of severance and lease costs.

     The provision for bad debt decreased from $4,480,000 in 2001 to a $55,000 recovery in 2002. The decrease is primarily related to our increased efforts to collect past due receivables.

     Amortization of intangibles decreased from $1,493,000 to $1,411,000, or 5.5% over the comparable period in the prior year, reflecting the write-off of intangibles which were determined to have been impaired in 2002, offset in part by inception of the intangible amortization related to the product launch of Paremyd.

     R&D expense decreased 27.4% for the year reflecting our scaled back research activities to preserve capital and to focus on strategic product niches such as controlled substances and ophthalmic products which we believe will add greater value. The lower level of R&D in 2002 also reflects our refocusing of resources away from R&D to resolve issues in the FDA's Form 483 notification.

     Interest expense of $3,150,000 was 16.4% lower than the $3,768,000 recorded in 2001, due to a lower debt balance and lower interest rates in 2002.

     An income tax provision of $6,239,000 was recorded for 2002, compared to an income tax benefit of $9,780,000 recorded in 2001. The 2002 income tax provision primarily relates to the valuation allowance of $9,216,000 recorded during 2002. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset was necessary, we considered both negative and positive evidence, which could be objectively verified. Based upon this analysis, the negative evidence, primarily the three consecutive years of operating losses, outweighed the positive evidence in determining the amount of the deferred income tax assets that is more likely than not to be realized. Based upon its analysis, beginning with the September 30, 2002 deferred tax assets, we established a valuation allowance to reduce the deferred tax assets to zero.

     Net loss for 2002 was $12,952,000, or $0.66 per share, compared to a net loss of $15,146,000, or $0.78 per share, for the prior year. The improvement in revenue and gross profit was offset by the increase in the provision for income taxes reflecting the reduction of deferred income tax balance to zero.

FINANCIAL CONDITION AND LIQUIDITY

  OVERVIEW

     We have experienced losses from operations in 2003 and 2002 of $6,300,000 and $3,600,000, respectively. The net losses for these years were $12,300,000 and $13,000,000, respectively.

     As of December 31, 2003, we had cash and cash equivalents of $218,000. The net working capital deficiency at December 31, 2003 was $1,364,000 versus $30,564,000 at December 31, 2002, resulting primarily from the retirement of the defaulted The Northern Trust Company ("Northern Trust") debt in the Exchange Transaction.

     During the year ended December 31, 2003, we used $1,932,000 in cash from operations, as the net loss for the year was partially offset by reductions in inventory. Investing activities, which include the purchase of equipment, required $1,743,000 in cash and included $1,504,000 related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities provided $3,529,000 in cash primarily for borrowings on our line of credit. The balance on our line of credit with our primary lender was $1,500,000 at December 31, 2003.

     On October 7, 2003, a group of investors (the "Investors") purchased all of Akorn's then outstanding senior bank debt from Northern Trust, a balance of $37,731,000, at a discount and exchanged such debt with Akorn (the "Exchange Transaction") for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock of Akorn, ("Preferred Stock") (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,000 (the "2003 Subordinated Notes"), (iii) warrants to purchase an aggregate of 8,572,400 shares of Akorn's common stock with an exercise price of $1.00 per share ("Exchange Warrants"), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinate Notes and cash were issued by Akorn to (a) The John N. Kapoor Trust dtd 9/20/89 (the "Kapoor Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, Akorn's Chairman of the Board of Directors and the holder of a significant stock position in Akorn, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in Akorn, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. Akorn also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. A portion of the legal fees of the Investors was paid for by Akorn.

     Simultaneously with the consummation of the Exchange Transaction, we entered into a credit agreement with LaSalle Bank providing us with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the "New Credit Facility") secured by substantially all of the assets of Akorn. Our obligations under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, we issued additional warrants to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Arjun Waney, respectively, and have agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the our indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

     The primary impact of the Exchange Transaction and New Credit Facility on our liquidity and capital resources was as follows:

     - The then-existing default on our senior bank debt with Northern Trust was eliminated, as the associated debt was retired;

     - The then-existing defaults on our subordinated loans from NeoPharm, Inc. and the Kapoor Trust were waived;

     - The total amount of our senior bank debt was reduced from $37,731,000 as of September 30, 2003 to $7,000,000 as of the closing of those transactions;

     - The interest rate on our senior bank debt was reduced from prime plus 3.0% to prime plus 1.75% for the new term loans and prime plus 1.50% for the new revolving line of credit;

     - We obtained a revolving line of credit of up to $5,000,000 and an additional $1,000,000 pursuant to the term loan under the New Credit Facility to meet working capital needs and fund future operations;

     - We issued additional subordinated debt with an aggregate principal amount of approximately $2,767,000, which accrues interest at a rate of prime plus 1.75% per annum;

     - We issued preferred stock with an aggregate initial stated value of $25,717,200, which accrues dividends at a rate of 6.0% per annum; and

     - The Investors acquired Preferred Stock and warrants that, as of the closing, had the right to acquire approximately 44,000,000 shares of our common stock, or more than 220% of the outstanding shares of common stock prior to the closing.

     As of March 15, 2004, we had approximately $375,000 in cash and approximately $2,000,000 of undrawn availability under the New Credit Facility with LaSalle Bank.

     We believe that our new line of credit and cash flow from operations will be sufficient to operate our business. However, we incurred operating losses for the last three years and although we were able to generate positive cash flow from operations in 2002, cash flow from operations for 2003 was ($1,932,000).

     If the new line of credit and cash flow from operations are not sufficient to fund the operation of our business, we may be required to seek additional financing. Such additional financing may not be available when needed or on terms favorable to Akorn and its shareholders. Any such additional financing, if obtained, will likely require the granting of rights, preferences or privileges senior to those of the common stock and result in additional dilution of the existing ownership interests of the common stockholders.

     We continue to be subject to potential claims by the FDA that could have a material adverse effect on us. See part II -- Item 1 -- "Legal Proceedings." There can be no guarantee that we will successfully resolve the ongoing compliance matters with the FDA. However, we have submitted to the FDA and have implemented a plan for comprehensive corrective actions at our Decatur, Illinois facility.

     Our recurring losses, working capital deficiencies and FDA compliance issues raise substantial doubt as to our ability to continue as a going concern.

  NEW CREDIT FACILITY

     As described in Note G -- "Financing Arrangements" -- to the Consolidated Financial Statements, we entered into a New Credit Facility with LaSalle Bank. The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the "Term Loans"), as well as a revolving line of credit of up to $5,000,000 (the "Revolver") secured by substantially all of our assets. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50%.

     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2.5 million, and
(iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. If we are not in compliance with the covenants of the New Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the New Credit Facility would become immediately due and payable. The New Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. We have negotiated an amendment to the New Credit Facility effective December 31, 2003 that will clarify certain covenant computations and waive certain technical violations. Because the New Credit Facility also requires us to maintain our deposit accounts with LaSalle, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability

  FDA COMPLIANCE MATTERS

     As described in more detail in Part II -- Item 1 -- "Legal Proceedings," we continue to be subject to potential claims by the FDA. While we are cooperating with the FDA and seeking to resolve our ongoing compliance matters, an unfavorable outcome may have a material impact on our operations and its financial condition, results of operations and/or cash flows and may constitute a covenant violation under the New Credit Facility, any or all of which could have a material adverse effect on our liquidity and ability to continue as a going concern.

  FACILITY EXPANSION

     In 2000, we began an expansion project at our Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services, which is a capability we do not have currently. Subject to our ability to generate operating cash flow or obtain new financing for future operations and capital expenditures, we anticipate the completion of the Lyophilization expansion in the first half of 2005. As of December 31, 2003, we had spent approximately $17.9 million on the expansion and anticipates the need to spend approximately $1.0 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, we will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA.

  SUBORDINATED DEBT

     On July 12, 2001, we entered into a $5,000,000 convertible subordinated debt transaction with the Kapoor Trust. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Kapoor Trust for the convertible subordinated debt, we issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust's commitment to provide the convertible subordinated debt. All unexercised warrants will expire on December 20, 2006.

     Under the terms of the Trust Agreement, the convertible subordinated debt, which is due December 20, 2006, bears interest at prime plus 3%, but interest payments are currently prohibited under the terms of a subordination arrangement. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into common stock of Akorn, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     In December 2001, we entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund our efforts to complete our lyophilization facility located in Decatur, Illinois. Prior to its amendment and restatement in connection with the Exchange Transaction, the Promissory Note, dated December 20, 2001 (the "NeoPharm Promissory Note"), provided for interest to accrue at the initial rate of 3.6% and be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The NeoPharm Promissory Note also provided for all principal and accrued interest to be due and payable on or before maturity on December 20, 2006, and required us to use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The NeoPharm Promissory Note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the lyophilization facility each year. As of September 30, 2003, we were in default under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the our Decatur, Illinois facility by June 30, 2003. Dr. John N. Kapoor, the Chairman of our Board of Directors, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in Akorn.

     Contemporaneous with the completion of the NeoPharm Promissory Note between us and NeoPharm in 2001, we entered into an agreement with the Kapoor Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement to terminate concurrently with the NeoPharm Promissory Note on December 20, 2006. The amendment also made it possible for the Kapoor Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into our common stock. Previously, the Kapoor Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. In

September 2003, we defaulted under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note.

     In connection with the Exchange Transaction, NeoPharm waived all existing defaults under the NeoPharm Promissory Note and we and NeoPharm entered into an Amended and Restated Promissory Note dated October 7, 2003 (the "Amended NeoPharm Note"). Interest under the Amended NeoPharm Note accrues at 1.75% above LaSalle Bank's prime rate, but interest payments are currently prohibited under the terms of subordination arrangements. The Amended NeoPharm Note also requires us to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the Amended NeoPharm Note are payable at maturity on December 20, 2006. The NeoPharm subordinated debt is subordinated to our bank debt under the New Credit Facility and is senior to our debt to the Kapoor Trust and to the 2003 Subordinated Notes.

     In connection with the Exchange Transaction, the Kapoor Trust waived all existing defaults under the Trust Agreement and we and the Kapoor Trust entered into an amendment to the Trust Agreement. That amendment did not change the interest rate or the maturity date of the loans made under the Trust Agreement. The debt owed under the Trust Agreement is subordinated to our bank debt under the New Credit Facility, the subordinated debt under the Amended NeoPharm Note and the 2003 Subordinated Notes issued in connection with the Exchange Transaction.

     As part of the Exchange Transaction, we issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of subordination arrangements. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the Amended NeoPharm Note but senior to Trust Loan Agreement with the Kapoor Trust. We also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of our common stock with an exercise price of $1.10 per share.

  OTHER INDEBTEDNESS

     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,623,000 and $1,917,000 at December 31, 2003 and 2002, respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     The fair value of the debt obligations approximated the recorded value as of December 31, 2003.

  PREFERRED STOCK AND WARRANTS

     In connection with the Exchange Transaction, we issued 257,172 shares of Preferred Stock. The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event stockholder approval authorizing sufficient shares of common stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction ("Stockholder Approval") has not been received by October 7, 2004, such rate is to increase to 10.0% until Stockholder Approval has been received and sufficient shares of common stock are authorized and reserved. Subject to certain limitations, on October 31, 2011, we are required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in the Articles of Amendment to the Articles of Incorporation (the "Articles of Incorporation") (the "Stated Value"), plus all accrued but unpaid dividends on such shares. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain antidilution protections. The Preferred Stock is convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Incorporation. Provided that Stockholder Approval has been received and sufficient shares of common stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. For more information regarding the Preferred Stock, including the voting rights of the Preferred Stock, see Note G -- "Financing Arrangements" -- to the Condensed Consolidated Financial Statements.

     The warrants issued in connection with the Exchange Transaction are exercisable at any time prior to expiration on October 7, 2006. Of those warrants, warrants for 8,572,400 shares of common stock have an exercise price of $1.00 per share and warrants for the remaining 1,236,714 shares of common stock have an exercise price of $1.10 per share. We have also agreed to issue to each of the Kapoor Trust and Arjun Waney, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the our indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share. This is in addition to warrants outstanding prior to the Exchange Transaction for 1,000,000 and 667,000 shares of common stock with per share exercise prices of $2.85 and $2.25, respectively.

CONTRACTUAL OBLIGATIONS
(In Thousands)

     The following table details our future contractual obligations through 2008. Our ability to satisfy these obligations is primarily dependent upon our ability to generate sufficient working capital or to obtain additional financing.

                                                           PAYMENT DUE -- BY PERIOD
                                                 ---------------------------------------------
DESCRIPTION                                       TOTAL     2004    2005-6    2007-8    2009+
-----------                                      -------   ------   -------   ------   -------
Long Term Debt, including current maturities...  $20,555   $4,156   $15,797   $  602   $    --
Preferred Stock, if redeemed...................   21,132                                21,132
Operating Leases...............................    7,046    1,557     3,106    2,242       141
Other Long Term Liabilities....................    1,156       --     1,156       --        --
                                                 -------   ------   -------   ------   -------
     Total:....................................  $49,889   $5,713   $20,059   $2,844   $21,273

SELECTED QUARTERLY FINANCIAL DATA
In Thousands, Except Per Share Amounts

                                                                         NET INCOME (LOSS)
                                                                  --------------------------------
                                                         GROSS               PER SHARE   PER SHARE
                                             REVENUES   PROFIT     AMOUNT      BASIC      DILUTED
                                             --------   -------   --------   ---------   ---------
Year Ended December 31, 2003:
  1st Quarter..............................  $12,782    $ 5,844   $    182    $ 0.01      $ 0.01
  2nd Quarter..............................    8,840        535     (4,197)    (0.21)      (0.21)
  3rd Quarter..............................   14,349      5,075       (343)    (0.02)      (0.02)
  4th Quarter..............................    9,520        694   $ (7,967)   $(0.40)     $(0.40)
                                             -------    -------   --------    ------      ------
     Total.................................  $45,491    $12,148    (12,325)    (0.62)      (0.62)
Year Ended December 31, 2002:
  1st Quarter..............................  $13,443    $ 6,349   $    151    $ 0.01      $ 0.01
  2nd Quarter..............................   14,165      6,366       (783)    (0.04)      (0.04)
  3rd Quarter..............................   12,121      4,456     (9,387)    (0.48)      (0.48)
  4th Quarter..............................   11,690      3,366     (2,933)    (0.15)      (0.15)
                                             -------    -------   --------    ------      ------
     Total.................................  $51,419    $20,537   $(12,952)   $(0.66)     $(0.66)

CRITICAL ACCOUNTING POLICIES

 REVENUE RECOGNITION

     We recognize revenue upon the shipment of goods or upon the delivery of goods, depending on the sales terms. Revenue is recognized when all of our obligations have been fulfilled and collection of the related receivable is probable. We record a provision at the time of sale for estimated chargebacks, rebates and product returns. Additionally, we maintain an allowance for doubtful accounts and slow moving and obsolete inventory. These provisions and allowances are analyzed and adjusted, if necessary, at each balance sheet date.

 ALLOWANCE FOR CHARGEBACKS AND REBATES

     We maintain an allowance for chargebacks and rebates. These allowances are reflected as a reduction of accounts receivable.

     We enter contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers. When a wholesaler sells products to one of the third parties that is subject to a contractual price agreement, the difference between the price to the wholesaler and the price under contract is charged back to us by the wholesaler. We track sales and submitted chargebacks by product number for each wholesaler. Utilizing this information, we estimate a chargeback percentage for each product. We reduce gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. We reduce the chargeback allowance when we process a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period.

     We obtain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports.

     Similarly, we maintain an allowance for rebates related to contract and other programs with certain customers. The rebate allowance also reduces gross sales and accounts receivable by the amount of the estimated rebate amount when we sell our products to its rebate-eligible customers. Rebate percentages vary by product and by volume purchased by each eligible customer. We track sales by product number for each eligible customer and then applies the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. We reduce gross sales and increases the rebate allowance by the estimated rebate amount for each product sold to an eligible customer. We reduce the rebate allowance when we process a customer request for a rebate. At each balance sheet date, we evaluate the allowance against actual rebates processed and such amount can vary materially from period to period.

     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the years ended December 31, 2003, 2002 and 2001, we recorded chargeback and rebate expense of $12,836,000, $15,418,000, and $28,655,000, respectively. The allowance for chargebacks and rebates was $4,804,000 and $4,302,000 as of December 31, 2003 and 2002, respectively.

 ALLOWANCE FOR PRODUCT RETURNS

     We also maintain an allowance for estimated product returns. This allowance is reflected as a reduction of accounts receivable balances. We evaluate the allowance balance against actual returns processed. In addition to considering in process product returns and assessing the potential implications of historical product return activity, we also consider the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. Actual returns processed can vary materially from period to period. For the years ended December 31, 2003, 2002, and 2001 we recorded a provision for product returns of $2,085,000, $2,574,000, and $4,103,000, respectively. The allowance for potential product returns was $ 1,077,000 and $1,166,000 at December 31, 2003 and 2002, respectively.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We maintain an allowance for doubtful accounts, which reflects trade receivable balances owed to us that are believed to be uncollectible. This allowance is reflected as a reduction of accounts receivable balances. In estimating the allowance for doubtful accounts, we have:

     - Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers or "channel" factors).

     - Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) information regarding external factors, particularly in respect of major customers.

     - Developed assumptions reflecting management's judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to "partial payments;"
       (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic and other external factors that might affect collectibility of outstanding balances -- based upon information available at the time.

     For the years ended December 31, 2003, 2002 and 2001, we recorded a provision (recovery) for doubtful accounts of ($471,000), ($55,000), and $4,480,000, respectively. The allowance for doubtful accounts was $609,000, and $1,200,000 as of December 31, 2003 and 2002, respectively. As of December 31, 2003, we had a total of $2,118,000 of past due gross accounts receivable, of which $506,000 was over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $609,000, the portion related to the wholesaler customers is $385,000 with the remaining $224,000 reserve for all other customers.

 ALLOWANCE FOR DISCOUNTS

     We maintain an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. We evaluate the allowance balance against actual discounts taken. For the years ended December 31, 2003, 2002 and 2001, we recorded a provision for discounts of $689,000, $1,014,000 and $886,000, respectively. Prior to 2001, we did not grant discounts. The allowance for discounts was $94,000 and $172,000 as of December 31, 2003 and 2002, respectively.

 ALLOWANCE FOR SLOW-MOVING INVENTORY

     We maintain an allowance for slow-moving and obsolete inventory. For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyze our raw material and component inventory for slow moving items. For the years ended December 31, 2003, 2002 and 2001, we recorded a provision for inventory obsolescence of $940,000, $838,000, and $1,830,000, respectively. The allowance for inventory obsolescence was $917,000 and $1,206,000 as of December 31, 2003 and 2002, respectively.

 INCOME TAXES

     Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing our analysis of whether a valuation allowance to reduce the deferred tax asset is necessary, we considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the deferred tax assets that is more likely than not to be realized. Based upon our analysis, beginning with the September 30, 2002 deferred tax assets, we have established a valuation allowance to reduce the deferred tax assets to zero. The 2002 expense of $9.2 million related to establishing the deferred tax assets valuation allowance has been recorded in the income tax provision (benefit).

 INTANGIBLES

     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 2003 and 2002 was $9,958,000 and $8,543,000, respectively. We annually assess the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. On July 3, 2002, we settled a License Agreement dispute with JHU/APL (See Note N -- "Commitments and Contingencies" to the consolidated financial statements in Item 8) on two licensed patents. As a result of the resolved dispute, we recorded an asset impairment charge of $1,559,500 in the second quarter of 2002, representing the net value of the asset recorded on the balance sheet less the $300,000 payment abated by JHU/APL and the $125,000 payment received from JHU/APL.

     During the third quarter of 2002, we recorded an impairment charge of $257,000 related to the product license intangible assets for the products Sublimaze, Inapsine, Paradrine and Dry Eye test. We determined that projected profitability on the products was not sufficient to support the carrying value of the intangible asset. The recording of this charge reduced the carrying value of the intangible assets related to these product licenses to zero. These charges are reflected in the selling, general and administrative expense category of the consolidated statement of operations. See Note R -- "Asset Impairment Charges" to the consolidated financial statements in Item 8.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4, is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not had a material impact on our financial statements but did have an impact on the classification of the net gain from extinguishment of debt resulting from the Exchange Transaction in 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We adopted SFAS No. 146 in 2003. Adoption of this standard did not have a material effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements. We adopted the revised disclosure requirements in 2003.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements.

     In January 2003 the FASB issued Interpretation No. 46. ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with sufficient voting rights to direct decisions about the entity, or
(b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We determined that FIN 46 will not have an impact on our financial condition, results of operations or cash flows.

     On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

     In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. We adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since we have not entered into any derivative or hedging transactions.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial statements entered into or modified after May 31, 2003. As a result of SFAS No. 150, we have reflected the Preferred Stock issued as part of the Exchange Transaction as a long-term liability until approval by the our shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with changes in interest rates. As previously disclosed, all debt under our Credit Agreement with The Northern Trust Company, which bore interest at prime plus 3.0%, was retired as part of the Exchange Transaction. Our interest rate exposure currently involves four debt instruments. Term loan debt under the New Credit Agreement, as well as debt under the Amended NeoPharm Note and the 2003 Subordinated Promissory Notes, bears interest at prime plus 1.75%. Revolver debt under the New Credit Agreement bears interest at prime plus 1.50%. The subordinated convertible debentures issued to the Kapoor Trust under the Trust Agreement bear interest at prime plus 3.0%. All of our remaining long-term debt is at fixed interest rates. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at December 31, 2003 would result in a $230,000 pre-tax change in annual interest expense.

     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.

     The fair value of the debt obligations approximated the recorded value as of December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in Part II, Item 8 of this Form 10-K.

INDEX:
Report of Independent Certified Public Accountants..........    36
Independent Auditors' Report................................    37
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................    38
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    39
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2003, 2002 and 2001..............    40
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    41
Notes to Consolidated Financial Statements..................    42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Akorn, Inc.
Buffalo Grove, Illinois

     We have audited the accompanying consolidated financial statements of Akorn, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. and Subsidiary at December 31, 2003 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations in recent years, has a net working capital deficiency at December 31, 2003, and is involved in certain ongoing governmental proceedings that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Chicago, Illinois
February 20, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Akorn, Inc.:

     We have audited the accompanying consolidated financial statements of Akorn, Inc. and subsidiary (the "Company") as of December 31, 2002, and for each of the two years in the period ended December 31, 2002, as listed in the Index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiary at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP

Chicago, Illinois
May 9, 2003

                                  AKORN, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    218   $    364
  Trade accounts receivable (less allowance for doubtful
     accounts of $609 and $1,200 at December 31, 2003 and
     2002, respectively)....................................     1,626      1,421
  Inventories...............................................     7,807     10,401
  Income taxes recoverable..................................        45        670
  Prepaid expenses and other current assets.................       899        383
                                                              --------   --------
     TOTAL CURRENT ASSETS...................................    10,595     13,239
OTHER ASSETS
  Intangibles, net..........................................    12,872     14,142
  Investment in Novadaq Technologies........................       713        713
  Other.....................................................     1,328        130
                                                              --------   --------
     TOTAL OTHER ASSETS.....................................    14,913     14,985
PROPERTY, PLANT AND EQUIPMENT, NET..........................    33,907     35,314
                                                              --------   --------
     TOTAL ASSETS...........................................  $ 59,415   $ 63,538
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current installments of long-term debt....................  $  4,156   $ 35,859
  Trade accounts payable....................................     5,411      5,756
  Accrued compensation......................................       510        836
  Accrued expenses and other liabilities....................     1,882      1,352
                                                              --------   --------
     TOTAL CURRENT LIABILITIES..............................    11,959     43,803
Long-term debt, less current installments...................    13,777      7,799
Redeemable preferred stock, $1.00 par value -- 5,000,000
  shares authorized; 257,172 issued as of December 31,
  2003......................................................    21,132         --
Other long-term liabilities.................................     1,156        584
                                                              --------   --------
     TOTAL LIABILITIES......................................    48,024     52,186
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, no par value -- 40,000,000 shares
     authorized; 19,825,296 and 19,656,582 shares issued and
     outstanding at December 31, 2003 and 2002,
     respectively...........................................    25,506     25,350
  Warrants to acquire common stock..........................    13,724      1,516
  Accumulated deficit.......................................   (27,839)   (15,514)
                                                              --------   --------
     TOTAL SHAREHOLDERS' EQUITY.............................    11,391     11,352
                                                              --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 59,415   $ 63,538
                                                              ========   ========

See notes to the consolidated financial statements.

                                  AKORN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
Revenues....................................................  $ 45,491   $ 51,419   $ 41,545
Cost of sales...............................................    33,343     30,882     35,147
                                                              --------   --------   --------
  GROSS PROFIT..............................................    12,148     20,537      6,398
Selling, general and administrative expenses................    16,015     20,860     18,900
Provision (recovery) for bad debts..........................      (471)       (55)     4,480
Amortization of intangibles.................................     1,415      1,411      1,494
Research and development expenses...........................     1,465      1,886      2,598
                                                              --------   --------   --------
  OPERATING EXPENSES........................................    18,424     24,102     27,472
                                                              --------   --------   --------
  OPERATING LOSS............................................    (6,276)    (3,565)   (21,074)
Interest expense............................................    (3,157)    (3,150)    (3,768)
Loss on Exchange Transaction................................    (3,102)        --         --
Other income (expense), net.................................        39          2        (84)
                                                              --------   --------   --------
LOSS BEFORE INCOME TAXES....................................   (12,496)    (6,713)   (24,926)
Income tax (benefit) provision..............................      (171)     6,239     (9,780)
                                                              --------   --------   --------
  NET LOSS..................................................  $(12,325)  $(12,952)  $(15,146)
                                                              ========   ========   ========
  NET LOSS PER SHARE:
     BASIC..................................................  $  (0.62)  $  (0.66)  $  (0.78)
                                                              ========   ========   ========
     DILUTED................................................  $  (0.62)  $  (0.66)  $  (0.78)
                                                              ========   ========   ========
  SHARES USED IN COMPUTING NET LOSS PER SHARE:
     BASIC..................................................    19,745     19,589     19,337
                                                              ========   ========   ========
     DILUTED................................................    19,745     19,589     19,337
                                                              ========   ========   ========

See notes to the consolidated financial statements.

                                  AKORN, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                WARRANTS      RETAINED
                                              COMMON STOCK     TO ACQUIRE     EARNINGS
                                            ----------------     COMMON     (ACCUMULATED
                                            SHARES   AMOUNT      STOCK        DEFICIT)      TOTAL
                                            ------   -------   ----------   ------------   --------
Balances at December 31, 2000.............  19,247   $22,647    $    --       $ 12,584     $ 35,231
Net loss..................................      --        --         --        (15,146)     (15,146)
Warrants issued in connection with
  convertible debentures..................      --        --      1,516             --        1,516
Intrinsic value of conversion feature in
  connection with the issuance of
  convertible debentures..................      --     1,508         --             --        1,508
Exercise of stock options.................     175       583         --             --          583
Shares issued in connection with the
  employee stock purchase plan............      44       138         --             --          138
                                            ------   -------    -------       --------     --------
Balances at December 31, 2001.............  19,466    24,876      1,516         (2,562)      23,830
Net loss..................................                                     (12,952)     (12,952)
Intrinsic value of conversion feature in
  connection with the issuance of
  convertible debentures..................      --       114         --             --          114
Exercise of stock options.................      92       253         --             --          253
Shares issued in connection with the
  employee stock purchase plan............      99       107         --             --          107
                                            ------   -------    -------       --------     --------
Balances at December 31, 2002.............  19,657    25,350      1,516        (15,514)      11,352
Net loss..................................      --        --         --        (12,325)     (12,325)
Exchange Transaction Warrants:
  Issued to preferred stockholders........      --        --      9,188             --        9,188
  Issued to bank note guarantors..........      --        --      1,166             --        1,166
  Issued to subordinate noteholders.......      --        --        336             --          336
  Due to consultants......................      --        --      1,518             --        1,518
Exercise of stock options.................      42        40         --             --           40
Shares issued in connection with the
  employee stock purchase plan............     127       116         --             --          116
                                            ------   -------    -------       --------     --------
Balances at December 31, 2003.............  19,826   $25,506    $13,724       $(27,839)    $ 11,391
                                            ======   =======    =======       ========     ========

See notes to the consolidated financial statements.

                                  AKORN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(12,325)  $(12,952)  $(15,146)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................     4,128      4,510      4,286
     Impairment of long-lived assets........................        --      2,362      2,132
     Non-cash net loss on exchange transaction..............    (1,518)        --         --
     Non-cash expense on related to preferred stock.........       589         --         --
     Loss (gain) on disposal of long-lived assets...........       (36)       (23)        78
     Deferred income taxes..................................        --      5,919     (2,813)
     Amortization of debt discount..........................       509        519        431
     Changes in operating assets and liabilities:
       Trade accounts receivable............................      (350)     4,481     10,722
       Income taxes recoverable.............................       625      5,870     (6,540)
       Inventory............................................     2,594     (2,266)     5,923
       Prepaid expenses and other assets....................       257        179        428
       Trade accounts payable...............................      (217)     2,721     (2,865)
       Accrued expenses and other liabilities...............       776     (1,963)     2,920
                                                              --------   --------   --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........    (1,932)     9,357       (444)
INVESTING ACTIVITIES
Purchases of property, plant and equipment..................    (1,819)     (5440)    (3,626)
Proceeds from sale of long-lived assets.....................        76        125         --
Purchase of product intangibles and product licensing
  fees......................................................                            (500)
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................    (1,743)    (5,315)    (4,126)
FINANCING ACTIVITIES
Proceeds under stock option and stock purchase plans........       156        474        721
Repayments of long-term debt................................    (6,352)   (11,994)    (1,153)
Proceeds from issuance of long-term debt....................     9,166      2,487      8,034
Increase in current line of credit..........................     1,500         --         --
Costs incurred in exchange transaction......................      (941)        --         --
Proceeds from issuance of stock warrants....................        --         --      1,516
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     3,529     (9,033)     9,118
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      (146)    (4,991)     4,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       364      5,355        807
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    218   $    364   $  5,355
                                                              ========   ========   ========

See notes to the consolidated financial statements.

                                  AKORN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BUSINESS AND BASIS OF PRESENTATION

     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the "Company") manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States.

     Basis of Presentation: The Company's losses from operations in recent years and working capital deficiencies, together with the need to successfully resolve its ongoing compliance matters with the Food and Drug Administration ("FDA"), have raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On October 7, 2003, a significant threat to the Company's ability to continue as a going concern was resolved when the Company consummated a transaction with a group of investors that resulted in the extinguishment of the Company's then outstanding senior bank debt in the amount of approximately $37,731,000 in exchange for shares of the Company's convertible preferred stock, warrants to purchase shares of the Company's common stock, subordinated promissory notes in the aggregate amount of $2,767,139 and a new credit facility under which approximately $7,000,000 was outstanding as of the date of the transaction, $5,473,862 of which was paid to the investors in the transaction. For more information regarding this transaction, see Note G -- "Financing Arrangements".

     While the Company generated positive cash flow from operations in 2002 it used $1,932,000 in cash from operations in 2003. As of December 31, 2003, the Company had $218,000 in cash and cash equivalents and had approximately $3.5 million of undrawn availability under its new line of credit. The Company believes that the new line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company's business, although there can be no assurance of this sufficiency.

     Although the Company has refinanced its debt on a long-term basis as described above, it continues to be subject to ongoing FDA compliance matters that could have a material adverse effect on the Company. See Note
N -- "Commitments and Contingencies" for further description of these matters. The Company is working with the FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. On February, 11, 2004, the FDA began an inspection of the Decatur facility. This inspection is still ongoing at the time of this filing. The management of the Company believes that the Company will successfully resolve these compliance matters with the FDA. In addition, if the Company is enjoined from further violations, including a temporary suspension of some or all operations of the Decatur facility, management believes it will be able to successfully manage through this situation. There can be no guarantee that the FDA matters will be successfully resolved, and if the Company is not successful in doing so, there remains substantial doubt about the Company's ability to continue as a going concern.

     The Company has added key management personnel, including the appointment in early 2003 of a new chief executive officer and additional personnel in critical areas. Management has reduced the Company's cost structure, improved the Company's processes and systems and implemented strict controls over capital spending. Management believes these activities will continue to improve the Company's results of operations, cash flow from operations and its future prospects.

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey) Inc. Intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowance for doubtful accounts, the allowance for chargebacks, the allowance for rebates, the reserve for slow-moving and obsolete inventories, the allowance for product returns, the allowance for discounts, the carrying value of intangible assets and the carrying value of deferred income tax assets.

     Revenue Recognition: The Company recognizes product sales for its ophthalmic and injectable business segments upon the shipment of goods for customers whose terms are FOB shipping point. The Company has certain customers whose terms are FOB destination point and recognizes revenue upon delivery of the product to these customers. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

     The Contract Services segment, which produces products for third party customers, based upon their specification, at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

     Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

     Cash Equivalents: The Company considers all highly liquid investments with maturity of three months or less, when purchased, to be cash equivalents.

     Accounts Receivable: The nature of the Company's business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for doubtful accounts, product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company's wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company's accounts receivable. The process of claiming these deductions depends on wholesalers reporting to Akorn the amount of deductions that were earned under the respective terms with end-user customers (which, in turn, depends on which end-user customer with different pricing arrangements might be entitled to a particular deduction). This process can lead to "partial payments" against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

     Unless otherwise noted, the provisions and allowances for the following customer deductions are reflected in the accompanying financial statements as reductions of revenues and trade accounts receivable, respectively.

     Chargebacks and Rebates: The Company enters contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company. When a wholesaler sells products to one of the third parties that is subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. The Company reduces the chargeback allowance when it processes a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period.

     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports.

     Similarly, the Company maintains an allowance for rebates related to contract and other programs with certain customers. Rebate percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. The Company reduces gross sales and increases the rebate allowance by the estimated rebate amount when the Company sells its products to its rebate-eligible customers. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company evaluates the allowance against actual rebates processed and such amount can vary materially from period to period.

     The recorded allowances reflect the Company's current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler customers under the various contracts and programs. For the years ended December 31, 2003, 2002 and 2001, the Company recorded chargeback and rebate expense of $12,836,000, $15,418,000, and $28,655,000, respectively. The allowance for chargebacks and rebates was $4,804,000 and $4,302,000 as of December 31, 2003 and 2002.

     Product Returns: Certain of the Company's products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month end allowance balances, the Company considers actual returns to date that are in process, the expected impact of product recalls and the wholesaler's inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the years ended December 31, 2003, 2002, and 2001 the Company recorded a provision for product returns of $2,085,000, $2,574,000, and $4,103,000, respectively. The allowance for potential product returns was $1,077,000 and $1,166,000 at December 31, 2003 and 2002,
respectively.

     Doubtful Accounts: Provisions for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of selling general and administrative expenses. In estimating the allowance for doubtful accounts, the Company has:

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

     For the years ended December 31, 2003, 2002 and 2001, the Company recorded a provision (recovery) for doubtful accounts of ($471,000), ($55,000), and $4,480,000, respectively. The allowance for doubtful accounts was $609,000, and $1,200,000 as of December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company had a total of $2,118,000 of past due gross accounts receivable, of which $506,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts as of December 31, 2003 of $609,000, the portion related to the wholesaler customers is $385,000 with the remaining $224,000 reserve for all other customers.

     Discounts: Cash discounts are available to certain customers based on agreed upon terms of sale. The Company evaluates the discount reserve balance against actual discounts taken. For the years ended December 31, 2003, 2002 and 2001, the Company recorded a provision for discounts of $689,000, $1,014,000 and $886,000 respectively. Prior to 2001, the Company did not grant discounts. The allowance for discounts was $94,000 and $172,000 as of December 31, 2003 and 2002, respectively.

     Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D -- "Inventories"). The Company maintains an allowance for slow-moving and obsolete inventory. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2003, 2002 and 2001, the Company recorded a provision for inventory obsolescence of $940,000, $838,000, and $1,830,000, respectively. The allowance for inventory obsolescence was $917,000 and $1,206,000 as of December 31, 2003 and 2002, respectively.

     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at December 31, 2003 and 2002 was $9,958,000 and $8,543,000 respectively.
Amortization Expenses was $1,415,000, $1,411,000 and $1,494,000 for the years ending December 31, 2003, 2002 and 2001, respectively. The Company regularly assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. In 2002, the Company recorded impairment charges on certain intangible assets (see Note R -- "Asset Impairment Charges").

     The amortization expense of acquired intangible assets, absent any further impairments, for each of the five years ending December 31, 2008 will be as follows (in thousands):

For the year ended 12/31/04.................................   $1,430
For the year ended 12/31/05.................................    1,383
For the year ended 12/31/06.................................    1,311
For the year ended 12/31/07.................................    1,282
For the year ended 12/31/08.................................    1,282

     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms. The average estimated service lives of buildings, leasehold improvements, furniture and equipment, and automobiles are approximately 30, 10, 10, and 5 years, respectively. Depreciation Expense was $3,058,000, $3,098,000 and $2,799,000 for 2003, 2002 and 2001, respectively.

     Net Loss Per Common Share: Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. However, due to net losses in each of the last three years, the Company had no dilutive stock options, warrants or convertible securities. Antidilutive shares excluded from the computation of diluted net loss per share include 8,053,000, 7,528,000 and 7,412,000 for 2003, 2002 and 2001, respectively, related to options, warrants and convertible debt. Additionally, for 2003 antidilutive shares include 45,349,000 related to warrants and the convertible Preferred Stock issued in the Exchange Transaction.

     Stock Based Compensation: The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for the stock option awards to employees, since the exercise price of the options granted is equal to the market value on the date of the grant. See Note J -- "Stock Options and Employee Stock Purchase Plan".

     Had compensation cost for the Company's stock-based compensation plans been determined based on SFAS No. 123, the Company's loss and net loss per share for the years ended December 31, 2003, 2002 and 2001 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                2003       2002       2001
                                                              --------   --------   --------
Net loss, as reported.......................................  $(12,325)  $(12,952)  $(15,146)
Add stock based employee compensation expense, included in
  reported net loss, net of tax.............................        --         --         --
Deduct total stock-based employee compensation expense
  determined under fair-value-based method for all rewards,
  net of income tax.........................................  $ (1,969)  $ (1,665)  $ (1,754)
                                                              --------   --------   --------
Pro forma net loss..........................................  $(14,294)  $(14,617)  $(16,900)
Basic and diluted loss per common share of stock
  As reported...............................................  $  (0.62)  $  (0.66)  $  (0.78)
                                                              ========   ========   ========
  Pro forma.................................................  $  (0.72)  $  (0.75)  $  (0.87)
                                                              ========   ========   ========

     Income Taxes: Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carryforwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

     Fair Value of Financial Instruments: The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company's bank and subordinated borrowings approximate fair value because the interest rates are reset periodically to reflect current market rates.

     Reclassifications: Certain prior year amounts have been reclassified to conform to 2003's presentation.

NOTE C -- ALLOWANCE FOR CUSTOMER DEDUCTIONS

     The activity in various allowance accounts is as follows (in thousands):

                                       DOUBTFUL ACCOUNTS YEARS ENDED             RETURNS
                                               DECEMBER 31,             YEARS ENDED DECEMBER 31,
                                       -----------------------------   ---------------------------
                                        2003       2002       2001      2003      2002      2001
                                       -------   --------   --------   -------   -------   -------
Balance at beginning of year.........  $1,200    $ 3,706    $ 8,321    $ 1,166   $   548   $   232
Provision (recovery).................    (471)       (55)     4,480      2,085     2,574     4,103
Charges..............................    (120)    (2,451)    (9,095)    (2,174)   (1,956)   (3,787)
                                       ------    -------    -------    -------   -------   -------
Balance at end of year...............  $  609    $ 1,200    $ 3,706    $ 1,077   $ 1,166   $   548
                                       ======    =======    =======    =======   =======   =======

                                               DISCOUNTS              CHARGEBACKS AND REBATES
                                       YEARS ENDED DECEMBER 31,       YEARS ENDED DECEMBER 31,
                                       -------------------------   ------------------------------
                                        2003     2002      2001      2003       2002       2001
                                       ------   -------   ------   --------   --------   --------
Balance at beginning of year.........  $ 172    $  143    $   0    $  4,302   $  4,190   $  3,296
Provision (recovery).................    689     1,014      886      12,836     15,418     28,655
Charges..............................   (767)     (985)    (743)    (12,334)   (15,306)   (27,761)
                                       -----    ------    -----    --------   --------   --------
Balance at end of year...............  $  94    $  172    $ 143    $  4,804   $  4,302   $  4,190
                                       =====    ======    =====    ========   ========   ========

NOTE D -- INVENTORIES

     The components of inventories are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2003     2002
                                                              ------   -------
Finished goods..............................................  $3,510   $ 3,460
Work in process.............................................   1,385     1,877
Raw materials and supplies..................................   2,912     5,064
                                                              ------   -------
                                                              $7,807   $10,401
                                                              ======   =======

     In addition to the above, the Company has prepaid for future deliveries of inventories from its vendors of $648,000 and $65,000 as of December 31, 2003 and 2002, respectively. The Company maintains an allowance for excess and obsolete inventory. The activity in this account is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
Balance at beginning of year................................  $ 1,206   $ 1,845   $ 3,171
Provision (recovery)........................................      940       838      1830
Charges.....................................................   (1,229)   (1,477)   (3,156)
                                                              -------   -------   -------
Balance at end of year......................................  $   917   $ 1,206   $ 1,845
                                                              =======   =======   =======

NOTE E -- INVESTMENT IN NOVADAQ TECHNOLOGIES

     In the first quarter of 2002, the Company received an equity ownership in Novadaq Technologies, Inc., ("Novadaq"), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of the settlement between the Company and Novadaq (See Note N -- "Commitments and Contingencies"). The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company has reclassified these advances as an Investment in Novadaq.

     In the fourth quarter of 2002, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in 2002 pursuant to a pre-existing agreement with another third party.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Land........................................................  $    396   $    396
Buildings and leasehold improvements........................     8,890      8,890
Furniture and equipment.....................................    27,117     27,390
Automobiles.................................................        55         55
                                                              --------   --------
                                                                36,458     36,731
Accumulated depreciation....................................   (21,636)   (19,236)
                                                              --------   --------
                                                                14,822     17,495
Construction in progress....................................    19,085     17,819
                                                              --------   --------
                                                              $ 33,907   $ 35,314
                                                              ========   ========

     Construction in progress represents capital expenditures principally related to the Company's lyophilization project that will enable the Company to perform processes in-house, which are currently being performed by a sub-contractor. The Company capitalized interest expense related to the lyophilization project of $1,166,000 and $1,150,000 in 2003 and 2002, respectively. Subject to the Company's ability to generate sufficient operating cash flow or obtain new financing for future operations and capital expenditures, the Company anticipates completion of the lyophilization project (principally including only validation of the process as of December 31, 2003) in the first half of 2005. Future costs are estimated to be $1.0 million excluding capitalized interest. The Company can make no assurances that it will be able to complete this project within its estimated timeframe or at all, and if not, material impairment charges may be required. In the third quarter of 2002, the Company recorded a charge of $545,000 in Selling General & Administrative expense to write off abandoned construction projects and dispose of certain other fixed assets.

NOTE G -- FINANCING ARRANGEMENTS

     The Company's long-term debt consists of (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Credit Agreement with The Northern Trust Company............  $    --   $35,565
Credit Agreement with LaSalle Bank:
  Line of Credit............................................    1,500        --
  Term Loans................................................    6,415        --
Convertible subordinated debentures.........................    5,000     5,000
Mortgages payable...........................................    1,623     1,917
Promissory note to NeoPharm, Inc............................    3,250     3,250
2003 Subordinated Notes.....................................    2,767        --
                                                              -------   -------
                                                               20,555    45,732
Less unamortized discount on debt...........................    2,622     2,074
Less current portion........................................    4,156    35,859
                                                              -------   -------
Long-term debt..............................................  $13,777   $ 7,799
                                                              -------   -------

     Maturities of debt are as follows (in thousands):

Year ending December 31:
2004........................................................   $ 4,156
2005........................................................     4,415
2006........................................................    11,382
2007........................................................       394
2008........................................................       208
                                                               -------
  Total.....................................................   $20,555
                                                               =======

     In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company ("Northern Trust"), which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. Borrowings under this credit agreement were secured by substantially all of the assets of the Company and bore floating interest rates that were 7.25% at September 30, 2003 and December 31, 2002, respectively.

     The Company went into default under the Northern Trust credit agreement in 2002 and thereafter operated under an agreement under which Northern Trust would agree to forbear from exercising its remedies (the "Forbearance Agreement") and the Company acknowledged its then-current default. The Forbearance Agreement provided for borrowings and was extended on numerous occasions in 2003.

     On October 7, 2003, a group of investors (the "Investors") purchased all of the Company's then outstanding senior bank debt from The Northern Trust Company, a balance of $37,731,000, at a discount and exchanged such debt with the Company (the "Exchange Transaction") for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock of the Company ("Preferred Stock"),
(ii) subordinated promissory notes in the aggregate principal amount of $2,767,139 (the "2003 Subordinated Notes"), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company's common stock with an exercise price of $1.00 per share ("Exchange Warrants"), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinate Notes and cash were issued by the Company to (a) The John N. Kapoor Trust dtd 9/20/89 (the "Kapoor Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company's Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in the Company, and (c) Argent Fund Management

Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

     As a result of the Exchange Transaction, the Company recorded transaction costs of approximately $3.1 million. The transaction costs consisted principally of cash and securities owed to restructuring and investment banking professionals that provided services directly related to the extinguishments.

     In accounting for the Exchange Transaction, the Company first reduced the carrying amount of the Northern Trust debt by the cash paid to Investors. The remaining carrying value was then allocated among the three securities issued to fully extinguish the debt based on the relative fair values of those securities. Accordingly, the Preferred Stock, the 2003 Subordinated notes and the Exchange Warrants were initially recorded at $20,874,000, $2,046,000 and $9,337,000, respectively, before, in the case of the 2003 Subordinated Notes, the discount described below and before, in the case of the securities, related issuance costs of $480,000. The fair value of the Exchange Warrants was estimated by the Company using the same method and estimates as described for the warrants issued with the 2003 Subordinated Debt Notes. All unexercised warrants expire on October 7, 2006.

     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association ("LaSalle Bank") providing the Company with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the "New Credit Facility") secured by substantially all of the assets of the Company. The obligations of the Company under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, the Company issued additional warrants ("Guarantee Warrants") to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Arjun Waney, respectively, and has agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to
0.08 multiplied by the principal dollar amount of the Company's indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

     The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the "Term Loans") as well as a revolving line of credit of up to $5,000,000 (the "Revolver") secured by substantially all of the assets of the Company. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% (5.75% at December 31, 2003) and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan
B. The Revolver bears interest at prime plus 1.50% (5.50% as of December 31, 2003). Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2.5 million and
(iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The availability as of December 31, 2003 was $3,500,000. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. The New Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of the Company. The Company has negotiated an amendment to the New Credit Facility effective December 31, 2003 that will clarify certain covenant computations and waive certain technical violations. Because the New Credit Facility also requires the Company to maintain its deposit accounts with LaSalle, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, requires that the Company classify outstanding borrowings under the Revolver as a current liability.

     On July 12, 2001 the Company entered into a $5,000,000 convertible subordinated debt transaction with the Kapoor Trust. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the

"Trust Agreement") in which the Kapoor Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16,
2001). As part of the consideration provided to the Kapoor Trust for the convertible subordinated debt, the Company issued the Kapoor Trust two warrants which allow the Kapoor Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The convertible exercise price for each warrant represented a 25% premium over the share price at the time of the Kapoor Trust's commitment to provide the convertible subordinated debt. All unexercised warrants expire on December 20, 2006.

     Under the terms of the Trust Agreement, the convertible subordinated debt bears interest at prime plus 3.0% (7.0% as of December 31, 2003) and is due on December 20, 2006. As similarly provided under the subordination agreement with the Northern Trust, interest cannot be paid on the convertible subordinated debt until the repayment of all amounts under the New Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allows for immediate conversion of the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     The Company, in accordance with APB Opinion No. 14, recorded the convertible subordinated debt and related warrants as separate securities. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 79%, (iii) risk free rate of 4.75%, and
(iv) expected life of 5 years. As a result, the Company assigned a value of $1,516,000 to the warrants and recorded this amount as additional paid in capital. Furthermore, in accordance with Emerging Issues Task Force ("EITF") Abstract No. 00-27, the Company has also computed and recorded a separate amount related to the "intrinsic" value of the conversion option related to the debt. This calculation determines the value of the excess value of the common stock issuable upon conversion over the recorded value of the debt. This value was determined to be $1,508,000 and was recorded as additional paid in capital. The remaining $1,976,000 was recorded as long-term debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the "intrinsic" value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt. Additionally, as the accrued interest on the convertible subordinated debt is also convertible into common stock, it may also result in separately recordable beneficial conversion amounts. Such amounts would be recorded if the price of the Company's common stock is lower than the conversion rate when the interest is accrued. The beneficial conversion feature amount related to interest was $0 and $114,000 in 2003 and 2002, respectively, and was recorded as an increase to paid in capital and as additional debt discount amortizable over the remaining term of the convertible subordinated debt. Related debt discount amortization was $588,000, $519,000 and $431,000 in 2003, 2002 and 2001, respectively.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund the Company's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the Promissory Note, dated December 20, 2001, interest accrued at the initial rate of 3.6% and was reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter (2.5% at December 31, 2003). The principal and accrued interest was due and payable on or before maturity on December 20, 2006. The note provided that the Company will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. The Promissory Note is subordinated to the Company's senior debt but is senior to the Company's subordinated debt owed to the Kapoor Trust. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company's lyophilization facility each year. Dr. John N. Kapoor, the Company's chairman is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company. In September 30, 2003, the Company defaulted under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company's Decatur, Illinois facility by June 30, 2003.

     Contemporaneous with the completion of the NeoPharm Promissory Note between the Company and NeoPharm, the Company entered into an agreement with the Kapoor Trust, which amended the Trust Agreement. The amendment extended the maturity of the Trust Agreement to terminate concurrently with the NeoPharm Promissory Note on December 20, 2006. The amendment also made it possible for the Kapoor Trust to convert the interest accrued on the $3,000,000 tranche, as well as interest on the $2,000,000 tranche after the original maturity of the Tranche B note, into common stock of the Company. Previously, the Kapoor Trust could only convert the interest accrued on the $2,000,000 tranche through the original maturity of the Tranche B note. In September 30, 2003, the Company defaulted under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note.

     In connection with the Exchange Transaction, NeoPharm waived all existing defaults under the NeoPharm Promissory Note and the Company and NeoPharm entered into an Amended and Restated Promissory Note dated October 7, 2003 (the "Amended NeoPharm Note"). Interest under the Amended NeoPharm Note accrues at 1.75% above LaSalle Bank's prime rate (5.75% as of December 31, 2003), but interest payments are currently prohibited under the terms of a subordination arrangement between LaSalle and NeoPharm. The Amended NeoPharm Note also requires the Company to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the Amended NeoPharm Note are payable at maturity on December 20, 2006. The NeoPharm subordinated debt is subordinated to the Company's bank debt under the New Credit Facility and is senior to the Company's debt to the Kapoor Trust and to the 2003 Subordinated Notes.

     In connection with the Exchange Transaction, the Kapoor Trust waived all existing defaults under the Trust Agreement and the Company and the Kapoor Trust entered into an amendment to the Trust Agreement. That amendment did not change the interest rate or the maturity date of the loans made under the Trust Agreement. The debt owed under the Trust Agreement is subordinated to the Company's bank debt under the New Credit Facility, the subordinated debt under the Amended NeoPharm Note and the 2003 Subordinated Notes issued in connection with the Exchange Transaction. As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75% (5.75% as of December 31, 2003), but interest payments are currently prohibited under the terms of a subordination arrangement between LaSalle and the Note Holders. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the Amended NeoPharm Note but senior to Trust Agreement with the Kapoor Trust. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All unexercised subordinated debt warrants expire on October 7, 2006. The Company, in accordance with APB Opinion No. 14, recorded the initial issuance of the 2003 Subordinated Debt and Subordinated debt warrants as separate securities. The fair value of the subordinated debt warrants was estimated on the date of issuance using the modified Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 127.5%, (iii) risk free rate of 2.19%, and (iv) expected life of 3 years. As a result, the Company assigned a value of $336,000 to subordinated debt warrants and recorded this amount in shareholders' equity and as a discount, along with the spread between the face value of the debt and its initial recorded value as described above, on the 2003 Subordinated Notes. Related debt discount amortization was $61,000 as of December 31, 2003.

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,623,000 and $1,917,000 at December 31, 2003 and 2002, respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     As part of the Exchange Transaction, the Company recorded $1,627,000 as deferred financing costs, including the value of the Guarantee Warrants. This amount is being amortized as a component of interest expense over the life of the related debt. Amortization in 2003 was $345,000.

NOTE H -- PREFERRED STOCK

     The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event stockholder approval authorizing sufficient shares of common stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction ("Stockholder Approval") has not been received by October 7, 2004, such rate is to increase to 10.0% until Stockholder Approval has been received and sufficient shares of common stock are authorized and reserved. While the dividends could be paid in cash at the Company's option, such dividends are currently being deferred and added to the Preferred Stock balance. Subject to certain limitations, on October 31, 2011, the Company is required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in the Articles of Amendment to the Articles of Incorporation (the "Articles of Incorporation") of the Company (the "Stated Value"), plus all accrued but unpaid dividends on such share. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain antidilution protections. The Preferred Stock and unpaid dividends are convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Incorporation. Provided that Stockholder Approval has been received and sufficient shares of common stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share.

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

     After the Exchange Transaction, the Investors hold approximately 75% of the aggregate voting rights represented by outstanding shares of common and Preferred Stock. After the Exchange Transaction and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the Investors would hold approximately 77% of the common stock, on a fully-diluted basis. Prior to the Exchange Transaction, the Investors held approximately 35% of the outstanding voting securities and would have held approximately 42% of the common stock on a fully-diluted basis.

     The initially recorded amount of the Preferred Stock, as described in Note G, was $5,174,000 below its stated value. The Company is accreting this difference over the time period from issuance to the mandatory redemption date of October 31, 2011. Accretion in 2003 was $220,000.

     Pursuant to FASB No. 150 -- "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", as amended, the Preferred Stock is currently reflected as a liability because of its mandatory redemption feature. As such, accretion as described above and dividends are reflected as interest expense in the statement of operations for 2003. Should Stockholder Approval be obtained to effectively allow conversion of the Preferred Stock into common stock, the then-carrying value of the Preferred Stock will be reclassified into shareholders' equity and future accretion and dividends will be reflected as adjustments to retained earnings and will also impact income (loss) available to common stockholders. Additionally, upon Shareholder Approval, and in accordance with EITF Abstract No. 00-27, the Company will also the record the value of the conversion option imbedded in the Preferred Stock, subject to limitations described in the EITF. The value of the beneficial conversion feature was computed as $37,418,000 as of the Exchange Transaction date. That amount, however, will be limited to the recorded value of the Preferred Stock on the Exchange Transaction date ($20,874,000). The then resulting carrying value of the Preferred Stock will then be adjusted to its full aggregated stated value, plus unpaid dividends, with a charge directly to retained earnings. That charge will not impact net earnings for the period it is recorded, but will substantially reduce earnings available to common stockholders for that period. Management expects to receive Shareholder Approval at the Company's next meeting of shareholders tentatively scheduled in the 2nd quarter of 2004.

NOTE I -- LEASING ARRANGEMENTS

     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $1,562,000, $1,838,000, and $1,841,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases (in thousands):

Year ending December, 31
2004........................................................   $1,557
2005........................................................    1,556
2006........................................................    1,550
2007........................................................    1,521
2008 and thereafter.........................................      862
                                                               ------
Total.......................................................   $7,046
                                                               ======

NOTE J -- STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

     Under the 1988 Incentive Compensation Program (the "Incentive Program") which expired November 2, 2003, any officer or key employee of the Company is eligible to receive options as designated by the Company's Board of Directors. As of December 31, 2003, 4,600,000 shares of the Company's Common Stock are reserved for issuance under the Incentive Program. The exercise price of the options granted under the Incentive Program may not be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended December 31, 2003, 2002 and 2001 have exercise prices equivalent to the market value of the Company's common stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years. The Company's Board of Directors have approved a new 2003 Stock Option Plan under which 135,000 options have been granted. These options have been granted subject to the approval of this plan by the Company's shareholders.

     Under the 1991 Stock Option Plan for Directors (the "Directors' Plan"), which expired in December 7, 2001, persons elected as directors of the Company were granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. Options granted under the Directors' Plan vested immediately and expire five years from the date of grant. The Company's Board of Directors have approved a new 2003 Stock Option Plan under which 85,000 options have been granted. These options have been granted subject to the approval of this plan by the Company's shareholders.

     A summary of the status of the Company's stock options as of December 31, 2003, 2002 and 2001 and changes during the years ended December 31, 2003, 2002 and 2001 is presented below (shares in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                                2003                2002                2001
                                          -----------------   -----------------   -----------------
                                                   WEIGHTED            WEIGHTED            WEIGHTED
                                                   AVERAGE             AVERAGE             AVERAGE
                                                   EXERCISE            EXERCISE            EXERCISE
                                          SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                          ------   --------   ------   --------   ------   --------
Outstanding at beginning of period......  2,997     $2.83      3,226    $3.72     1,827     $4.78
Granted.................................  1,102     $1.09      1,131    $2.23     2,039     $3.05
Exercised...............................    (42)    $0.93        (92)   $2.19      (175)    $2.48
Expired/Canceled........................   (579)    $3.83     (1,268)   $4.82      (465)    $5.40
                                          -----               ------              -----
Outstanding at end of period............  3,478     $2.30      2,997    $2.93     3,226     $3.72
                                          =====               ======              =====
Options exercisable at end of period....  2,076     $2.72      1,940    $3.10     1,735     $3.92
Options available for future grant......  1,077                1,349              1,660
Weighted average fair value of options
  granted during the period.............            $1.16               $1.56               $2.02

     The fair value of each option granted during the year ended December 31, 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 104%, (iii) risk-free interest rate of 4.0% and (iv) expected life of 5 years.

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

     The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          --------------------------------------------------   ---------------------------------
                             NUMBER                                                NUMBER
                          OUTSTANDING    WEIGHTED AVERAGE                      EXERCISABLE AT
                          DECEMBER 31,      REMAINING       WEIGHTED AVERAGE    DECEMBER 31,    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES      2003       CONTRACTUAL LIFE    EXERCISE PRICE         2003         EXERCISE PRICE
------------------------  ------------   ----------------   ----------------   --------------   ----------------
$0.50 -- $0.75.........        177          4.3 years            $0.72                43             $0.74
$0.76 -- $1.00.........        646          4.2 years            $0.92               196             $0.94
$1.01 -- $2.00.........        648          4.5 years            $1.34               253             $1.26
$2.01 -- $3.50.........      1,174          4.2 years            $2.31               961             $2.32
$3.51 -- $4.00.........        497          3.8 years            $3.61               326             $3.62
$4.01 -- $5.00.........         98          0.4 years            $4.54                92             $4.54
$5.01 -- $6.00.........        109          2.3 years            $5.37                80             $5.39
$6.01 -- $7.50.........         84          1.7 years            $5.73                80             $5.79
$7.51 -- $10.00........         45          1.4 years            $8.29                45             $8.29
                             -----                                                 -----
                             3,478                                                 2,076
                             =====                                                 =====

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company's common stock may be acquired under the terms of the Plan. New shares issued under the plan approximated 127,000 in 2003, 99,000 in 2002, and 44,000 in 2001.

NOTE K -- INCOME TAXES

     The income tax provision (benefit) consisted of the following (in thousands):

                                                              CURRENT   DEFERRED    TOTAL
                                                              -------   --------   -------
Year ended December 31, 2003
  Federal...................................................  $     0   $     0    $     0
  State.....................................................     (171)        0       (171)
                                                              -------   -------    -------
                                                              $  (171)  $     0    $  (171)
                                                              =======   =======    =======
Year ended December 31, 2002
  Federal...................................................  $  (293)  $ 3,585    $ 3,292
  State.....................................................      613     2,334      2,947
                                                              -------   -------    -------
                                                              $   320   $ 5,919    $ 6,239
                                                              =======   =======    =======
Year ended December 31, 2001
  Federal...................................................  $(6,714)  $  (746)   $(7,460)
  State.....................................................     (253)   (2,067)    (2,320)
                                                              -------   -------    -------
                                                              $(6,967)  $(2,813)   $(9,780)
                                                              =======   =======    =======

     Income tax expense (benefit) differs from the "expected" tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
Computed "expected" tax expense (benefit)...................  $(4,191)  $(2,283)  $(8,475)
Change in income taxes resulting from:
  State income taxes, net of federal income tax.............     (765)     (323)   (1,245)
  Valuation allowance change................................    4,816     9,216        --
  Other, net................................................      (31)     (371)      (60)
                                                              -------   -------   -------
Income tax expense (benefit)................................  $  (171)  $ 6,239   $(9,780)
                                                              =======   =======   =======

     Net deferred income tax assets at December 31, 2003 and 2002 include (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Deferred income tax assets:
  Other accrued expenses....................................    $    378       $   469
  Intangible assets.........................................         448           490
  Net operating loss carry forwards.........................      13,666         9,295
  Other.....................................................       2,144         2,431
                                                                --------       -------
                                                                $ 16,636       $12,685
                                                                --------       -------
  Valuation allowance.......................................     (13,886)       (9,216)
                                                                --------       -------
                                                                $  2,750       $ 3,469
Deferred income tax liabilities:
  Property, plant and equipment, net........................      (2,750)       (2,669)
  Other.....................................................          --          (800)
                                                                --------       -------
                                                                $ (2,750)      $(3,469)
                                                                --------       -------
Net.........................................................    $      0       $     0
                                                                ========       =======

     The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the net deferred income tax assets that is more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the net deferred income tax assets to zero. The Company's net operating loss carry forwards of approximately $30.9 million expiring from 2021 through 2023.

NOTE L -- RETIREMENT PLAN

     All employees who have attained the age of 21 are eligible for participation in the Company's 401(k) Plan. The plan-related expense recognized for the years ended December 31, 2003, 2002 and 2001 totaled $198,000, $242,000 and $234,000, respectively. The employer's matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

NOTE M -- SEGMENT INFORMATION

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

     Selected financial information by industry segment is presented below (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2003      2002       2001
                                                              --------   -------   --------
Revenues
Ophthalmic..................................................  $ 26,056   $29,579   $ 16,936
Injectable..................................................    12,155    12,977      9,663
Contract Services...........................................     7,280     8,863     14,946
                                                              --------   -------   --------
  Total revenues............................................  $ 45,491   $51,419   $ 41,545
                                                              ========   =======   ========
Gross profit/(Loss)
Ophthalmic..................................................  $  7,967   $13,917   $   (751)
Injectable..................................................     4,309     5,955      2,739
Contract Services...........................................      (128)      665      4,410
                                                              --------   -------   --------
  Total gross profit........................................    12,148    20,537      6,398
Operating expenses..........................................    18,424    24,102     27,472
                                                              --------   -------   --------
  Total operating loss......................................    (6,276)   (3,565)   (21,074)
Interest and other expense, net.............................    (6,220)   (3,148)    (3,852)
                                                              --------   -------   --------
Loss before income taxes....................................  $(12,496)  $(6,713)  $(24,926)
                                                              ========   =======   ========

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     (i) On March 27, 2002, the Company received a letter informing it that the staff of the regional office of the Securities and Exchange Commission ("SEC") in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company's financial statements for 2000 and 2001 to record a $7.5 million increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001.

     On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff's investigation and proposed enforcement action as described above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company's problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company's financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant ("consultant") acceptable to the staff to perform a test of the Company's material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company's accounts receivables. On October 27, 2003, the recently appointed special committee engaged Jefferson Wells, International ("Jefferson Wells") to serve as consultant in this capacity. On February 6, 2004, Jefferson Wells reported its findings to the special committee, such findings being that the Company has made the necessary personnel changes and procedural improvements required to maintain control over the accounts receivable process and establish the necessary reserves. Jefferson Wells report was delivered to the SEC on February 13, 2004

     (ii) In October 2000, the FDA issued a warning letter to the Company following the FDA's routine cGMP inspection of the Company's Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. The October, 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company's plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company's actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions and has provided progress report to the FDA on April 15, May 15 and June 15, 2003.

     The Company is working with FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. On February 11, 2004, the FDA began a reinspection of the Decatur facility. This inspection is still ongoing at the time of this filing.

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

     If the FDA chooses option (iii) or (iv), such action could significantly impair the Company's ability to continue to manufacture and distribute its current product line and generate cash from its operations and could result in a covenant violation under the Company's senior debt, any or all of which would have a material adverse effect on the Company's liquidity and its ability to continue as a going concern. Any monetary penalty assessed by the FDA also could have a material adverse effect on the Company's liquidity.

     (iii) On August 9, 2003, Novadaq Technologies Inc. ("Novadaq") notified the Company that it had requested arbitration with the International Court of Arbitration ("ICA") related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference to Novadaq from Akorn for Novadaq's NDA and Drug Master File ("DMF") for specified indications for Akorn's drug IC Green. In its request for arbitration, Novadaq asserts that Akorn is obligated to provide the Right of Reference as described above pursuant to an amendment dated September 26, 2002 to the January 4, 2002 Supply Agreement between the two companies. Akorn does not believe it is obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq's cost of developing a product for macular degeneration. The Company also is contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. Even if the Right of Reference is provided, the approval process for such a product is expected to take several years. On October 17, 2003, the ICA notified the Company that it decided that this matter shall proceed to arbitration. The arbitration has been scheduled for the week of June 7, 2004. The Company is in the process of preparing for arbitration on this matter and will defend itself vigorously.

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

     (iv) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC, as amended (the "AEG Letter Agreement"), terminated its consultant AEG Partners LLC ("AEG"). AEG contends that, as a result of the Exchange Transaction, the Company must pay it a "success fee" consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company's common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible Preferred Stock issued in connection with the Exchange Transaction. The Company disputes that AEG is owed this success fee. Pursuant to the AEG Letter Agreement, the Company and AEG are trying to resolve the dispute. If this fails, the AEG Letter Agreement provides for mandatory and binding arbitration. On January 9, 2004, AEG filed a demand for arbitration. A single arbitrator has been chosen, but no arbitration date has been set. The Company is in the process of preparing for arbitration and will vigorously defend itself and assert any appropriate counterclaims in regards to this matter.

     (v) On October 14, 2003, Leerink Swann & Co., Inc. ("Leerink") filed a complaint in the Supreme Court of the State of New York alleging a breach of contract for the payment of fees by the Company for investment banking services. Leerink alleged the Company was obligated to pay $1,765,032 pursuant to a written agreement dated May 8, 2003 between Leerink and the Company (the "Leerink Agreement"). The Company disputed that Leerink was owed $1,765,032. On December 5, 2003, Leerink and the Company reached a settlement where, among other things, the Company paid $750,000 to Leerink, and the Company and extend the Leerink Agreement for an additional year. As a result of the settlement, the above mentioned complaint was dismissed on December 8, 2003.

     (vi) On February 23, 2004, the Company was sued in the United States District Court for the District of Arizona for damages resulting from the death of an Arabian show horse allegedly injected with the drug Sarapin in the summer of 2003. The complaint alleges that the Company is liable in strict products liability, in negligence and for injury to property for manufacturing and selling the Sarapin injected into the horse. The complaint alleges that the Sarapin was sold at a time when several lots of Sarapin were being recalled due to a "lack of sterility assurances." The complaint seeks unspecified special, general and punitive damages against the Company in an amount in excess of $75,000. The Company tendered the defense of the complaint to its insurer, and the insurer has indicated that the tender will be accepted subject to a reservation of rights as to the punitive damage claim.

     (vii) The Company was party to a License Agreement with Johns Hopkins University Applied Physics Lab ("JHU/APL") effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration ("AMD") using Indocyanine Green ("ICG"). In July 2001, this license agreement was amended such that the Company relinquished the international rights to the two patents in exchange for a reduced financial obligation. The Company delivered research and development equipment in lieu of a $100,000 payment for a recorded gain of $51,000 upon transfer of the equipment. The Company retained the exclusive rights in the United States of America. A dispute arose between the Company and JHU/APL concerning the License Agreement. Specifically, JHU/APL challenged the Company's performance required by December 31, 2001 under the License Agreement and alleged that the Company was in breach of the License Agreement. The Company denied JHU/APL's allegations and contended that it had performed in accordance with the terms of the License Agreement. As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. As a result, the Company no longer has any rights to the JHU/APL patent rights as defined in the License Agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL's licensing efforts. As a result of the resolved dispute above, the Company recorded an asset impairment charge of $1,559,500 in the second quarter of 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002.

     In the fourth quarter of 2002, the Company learned that JHU/APL had licensed their two patents related to AMD to Novadaq. In connection with the settlement of a prior dispute with Novadaq in January 2002 (as discussed below), the Company had previously acquired an equity interest in Novadaq. Pursuant to the settlement with JHU/APL, the Company is entitled to 20% of all equity received by JHU/APL from any license of the patent rights. Therefore, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in the fourth quarter of 2002.

     (viii) On March 6, 2002, the Company received a letter from the United States Attorney's Office, Central District of Illinois, Springfield, Illinois, advising the Company that the Drug Enforcement Agency ("DEA") had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. & 801, et. seq. and regulations promulgated under the Act. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, the Company entered into a Civil Consent Decree with the DEA. Under terms of the Consent Decree, the Company, without admitting any of the allegations in the complaint from the DEA, has agreed to pay a fine of $100,000, upgrade its security system and to remain in substantial compliance with the Comprehensive Drug Abuse Prevention Control Act of 1970. If the Company does not remain in substantial compliance during the two-year period following the entry of the civil consent decree, the Company, in addition to other possible sanctions, may be held in contempt of court and ordered to pay an additional $300,000 fine.

     The Company is a party in other legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

NOTE O -- SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003      2002     2001
                                                              -------   ------   ------
Interest and taxes paid:
  Interest (net of amounts capitalized).....................  $ 2,289   $3,150   $3,308
  Income taxes..............................................       --      613       38
Noncash investing and financing activities:
  Intangible asset received in exchange for research
     equipment..............................................       --       --      100
  Reduction of liability in exchange for intangible asset...               300       --
  Investment in Novadaq received in exchange for intangible
     asset equipment........................................       --      713       --
Exchange Transaction:
  Warrants in exchange for consulting services..............    1,518       --       --
  Debt extinguished with other securities...................   32,257       --       --
  Preferred stock issued to extinguish debt.................   20,874       --       --
  Subordinated debt issued to extinguish debt...............    2,046       --       --
  Warrants issued to extinguish debt........................    9,337       --       --

NOTE P -- RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", amended SFAS No. 4, is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 "Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transaction be accounted for in the same manner as sale-leaseback transactions. Certain provisions of SFAS No. 145 are effected for fiscal years beginning after May 15, 2002, while other provisions are effected for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not had a material impact on the Company's financial statements but did have an impact on the classification of the net gain from extinguishment of debt resulting from the Exchange Transaction in 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 in 2003. The adoption of this standard did not have a material effect on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements. The Company adopted the revised disclosure requirements in 2003.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

     In January, 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with sufficient voting rights to direct decisions of the entity, or
(b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has determined that FIN 46 will not have an impact on its financial condition, results of operations or cash flows.

     On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

     In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial statements entered into or modified after May 31, 2003. As a result of SFAS No. 150, the Company has reflected the Preferred Stock issued as part of the Exchange Transaction as a long-term liability until approval by the Company's shareholders.

NOTE Q -- CUSTOMER AND SUPPLIER CONCENTRATION

     AmerSource Health Corporation ("AmeriSource"), Cardinal Health, Inc. ("Cardinal") and McKesson Drug Company ("McKesson") are all distributors of the Company's products, as well as suppliers of a broad range of health care products. The percentage impact that these customers had on the Company's business as of and for the years ended as indicated is as follows:

                                          2003                 2003       2002                 2002
                                          GROSS    2003     GROSS ACCT.   GROSS    2002     GROSS ACCT.
                                          SALES   REVENUE   RECEIVABLES   SALES   REVENUE   RECEIVABLES
                                          -----   -------   -----------   -----   -------   -----------
AmerisourceBergen Corporation...........   19%      15%         13%        28%      22%         28%
Cardinal Health, Inc....................   19%      14%         22%        18%      12%         27%
McKesson Drug Company...................   16%      15%         17%        11%       8%          6%

     No other customer accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

     If sales to either AmerisourceBergen, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company's products either directly from the Company or from another distributor.

     No supplier of products accounted for more than 10% of the Company's purchases in 2003, 2002 or 2001. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for itself and for third parties with which it has contracted. The principal components of the Company's products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company's ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company's development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE R -- ASSET IMPAIRMENT CHARGES

     In the third quarter of 2002, the Company recorded an impairment charge of $545,000 in selling, general and administration expenses, to write-off abandoned construction projects and dispose of certain other fixed assets in its Ophthalmic segment.

     During the third quarter of 2002, the Company recorded an impairment charge of $257,000 related to the product license intangible assets for the products Sublimaze, Inapsine, Paradrine and Dry Eye test in its Injectable segment. The Company determined that projected profitability on the products was not sufficient to support the carrying value of the intangible asset. The recording of this charge reduced the carrying value of the intangible assets related to these product licenses to zero. The charge is reflected in the selling, general and administrative expense category of the consolidated statement of operations.

     In the second quarter of 2002, the Company settled a dispute with JHU/APL regarding a license agreement and the associated patent (See Note
N -- "Commitments and Contingencies" in the notes to the consolidated financial statements) with a net carrying value of $1,559,500 which was written-off as an impaired intangible asset during the second quarter in its Ophthalmic segment in SG&A.

     In May 2001, the Company discontinued one of its products due to uncertainty of product availability from a third-party manufacturer, rising manufacturing costs and delays in obtaining FDA approval to manufacture the product in-house. The Company recorded an asset impairment charge of $1,170,000 related to manufacturing equipment specific to the product and an asset impairment charge of $140,000 related to the remaining balance of the product acquisition intangible asset during the first quarter of 2001 in its Ophthalmic Segment in SG&A.

     In November 2001, the Company decided to no longer sell one of its products due to unavailability of raw material at a competitive price and declining market share. The Company recorded an asset impairment charge of $725,000 related to the remaining balance of the product acquisition intangible asset during the fourth quarter of 2001 in its Ophthalmic Segment in SG&A.

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

     The restructuring program costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and resulted in a charge to operations of approximately $1,117,000 consisting of severance costs of $398,000, lease costs of $625,000 and other costs of $94,000. At December 31, 2003, there is no amount remaining in accruals for restructuring. Approximately $589,000 of the restructuring accrual was paid by December 31, 2001 ($181,000 severance, $314,000 lease costs, $94,000 other) and the remainder was paid by June 30, 2002, except for $176,000 in lease costs that continued through February 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 24, 2003, Deloitte & Touche LLP ("Deloitte") notified us that it would decline to stand for re-election as our independent accountant after completion of its audit of our consolidated financial statements as of and for the year ended December 31, 2002. Deloitte completed its audit and delivered its auditors' report, dated May 9, 2003, on May 20, 2003. Deloitte then advised us that the client-auditor relationship between us and Deloitte had ceased.

     Deloitte's reports on our consolidated financial statements for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Deloitte's report on our 2001 financial statements included an explanatory paragraph relating to the restatement of such financial statements discussed in Note S thereto, and its reports on our 2001 and 2002 consolidated financial statements included an explanatory paragraph relating to the uncertainty with respect to our ability to continue as a going concern.

     During the two fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through the date of this report, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on our financial statements.

     Except as set forth in the next paragraph, during the two most recent fiscal years and the subsequent interim period through the date of this report, there have been no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     Deloitte informed us that, in connection with its audit of our consolidated financial statements for the year ended December 31, 2002, it noted certain matters involving our internal control that Deloitte considers to be material weaknesses. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Deloitte concluded that the following matters constitute material weaknesses: (i) failure to analyze accounts receivable in a sufficient level of customer detail to enable management to adequately calculate an allowance for doubtful accounts; (ii) misstatements in fixed assets, including unrecorded disposals, balances for abandoned construction projects that had not been written off, the use of incorrect useful lives, failure to prepare and review fixed asset roll forward schedules and reconciliations on a timely basis and failure to take a physical inventory of fixed assets in several years; and (iii) when taken together, incomplete internal control documentation, inadequate communication of transactions and contract terms affecting financial results, untimely preparation and inadequate management review of analyses, inadequate documentation and analysis to support the assumptions used to calculate various account balances, and inadequate controls over manual journal entries. Deloitte further advised us that it believes that these material weaknesses constitute a reportable event as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Our Audit Committee discussed these matters with Deloitte.

     We have reviewed the matters identified by Deloitte and have concluded that the misstatements identified by Deloitte are the result of errors and not fraud. Although we do not necessarily agree with Deloitte's judgment that there are material weaknesses in our internal controls, we decided to promptly conduct a full review of our internal controls and put in place procedures designed to address all relevant internal control issues, including those identified by Deloitte. We also began the process of selecting a new independent accountant.

     On October 22, 2003, upon recommendation of the Audit Committee and approval by our Board of Directors, we engaged BDO Seidman, LLP ("BDO") as our principal accountants to audit our financial statements for our fiscal year ending December 31, 2003, and to review our financial statements for the fiscal quarters ended March 31, June 30 and September 30, 2003.

     During the fiscal years ended December 31, 2002 and 2001 and any subsequent interim period preceding the engagement of BDO, neither us nor anyone on our behalf has consulted BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to Akorn required to be included in our periodic SEC filings.

     There were no changes to our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth our directors and executive officers as of March 15, 2004. Each officer serves as such at the pleasure of the Board of Directors. On November 6, 2003, our Board of Directors held a meeting at our principal office to discuss, among other items, the composition of the Board of Directors. At the meeting, the Board of Directors increased the number of directors of Akorn from five (5) to six (6) members.

NAME                           AGE                            POSITION WITH AKORN
----                           ---                            -------------------
John N. Kapoor, Ph.D.......    60     Director, Chairman of the Board
Arthur S. Przybyl..........    47     Director, President and Chief Executive Officer
Bernard J. Pothast.........    42     Sr. Vice President, Chief Financial Officer, Secretary and Treasurer
Arjun C. Waney(2)(3).......    63     Director
Jerry I.
  Treppel(1)(2)(3).........    49     Director
Jerry N. Ellis(1)(2)(3)....    66     Director
Ronald M. Johnson(1)(3)....    57     Director

---------------

(1) -- Member of the Audit Committee

(2) -- Member of the Compensation Committee

(3) -- Member of the Nominating and Corporate Governance Committee

     Mr. Ellis, is the chairman of the Audit Committee and has been determined by the Board of Directors to be independent and to be an Audit Committee Financial Expert, Mr. Waney is the chairman of Compensation Committee and Mr. Treppel is the chairman of the Corporate Governance Committee.

     John N. Kapoor, Ph.D. Dr. Kapoor has served as our Chairman of the Board since May 1995 and from December 1991 to January 1993. Dr. Kapoor served as our Chief Executive Officer from March 2001 to December 2002. Dr. Kapoor also served as our acting Chairman of the Board from April 1993 to May 1995 and as our Chief Executive Officer from May 1996 to November 1998. Dr. Kapoor serves as Chairman of the Board of Option Care, Inc. (an infusion services and supplies company) and was Chief Executive Officer of Option Care, Inc. from August 1993 to April 1996. Dr. Kapoor is the president of E.J. Financial Enterprises, Inc. (a health care consulting and investment company) and has served as Chairman of the Board of NeoPharm, Inc. (a biopharmaceutical company) since July 1990. Dr. Kapoor is the Chairman of the board of First Horizon Pharmaceutical Corporation (a distributor of pharmaceuticals) and of Introgen Therapeutics, Inc. (a gene therapy company).

     Arthur S. Przybyl, Mr. Przybyl has served as our Chief Executive Officer since February 2003 and as a director of Akorn since his appointment by the Board of Directors in November of 2003. Previously, Mr. Przybyl served as President and Chief Operating Officer beginning September 2002. Mr. Przybyl joined Akorn in August 2002 as senior vice president sales and marketing. Prior to joining Akorn, Mr. Przybyl served as president and chief executive officer for Hearing Innovations Inc., an innovative, start-up developer of medical devices for the profoundly deaf and tinnitus markets. Previous to that, he served as president and chief operating officer for Bioject, Inc., a NASDAQ company specializing in needle-free technology. Mr. Przybyl is also a director of Novadaq Technologies, Inc., a privately held research company.

     Bernard J. Pothast. Mr. Pothast has served our as our Senior Vice President since June 2002 and as our Vice President, Chief Financial Officer, Secretary and Treasurer since September 2001. From 1998 to 2001, he was Director of Financial Planning and Analysis of Moore North America (a business form printing company). From 1995 to 1998, Mr. Pothast was Director of Business Planning and Corporate Finance of GATX Corporation (a transportation and logistics company). From 1990 to 1995, he was Manager of Financial Reporting and Analysis for The Perseco Company (a packaging and logistics company). Mr. Pothast began his career at the public accounting firm of Ernst & Young.

     Jerry I. Treppel. Mr. Treppel was appointed by the Board of Directors to the Board as of November 6, 2003. Mr. Treppel is the Managing Member of Wheaten Capital Management LLC, a capital management company focusing on investment in the health care sector. Over the past 15 years, Mr. Treppel was an equity research analyst focusing on the specialty pharmaceuticals and generic drug sectors at several investment banking firms including Banc of America Securities, Warburg Dillon Read LLC (now UBS), and Kidder, Peabody & Co. He previously served as a healthcare services analyst at various firms, including Merrill Lynch & Co. He also held administrative positions in the healthcare services industry early in his career. Mr. Treppel is a current member of the Board of Directors of Able Laboratories Inc., a generic drug company and of Cangene, a Canadian biotechnology company. Mr. Treppel holds a BA in Biology from Rutgers College in New Brunswick, N.J., an MHA in Health Administration from Washington University in St. Louis, Mo., and an MBA in Finance from New York University. Mr. Treppel has been a Chartered Financial Analyst (CFA) since 1988.

     Arjun C. Waney. Mr. Waney was appointed by the Board of Directors to the Board as of November 6, 2003. Mr. Waney is Managing Director and principal shareholder of Argent Fund Management Ltd., a UK-based fund management firm that manages First Winchester Investments, an offshore fund specializing in U.S. equities. Mr. Waney has over thirty years experience in the U.S. capital markets in connection with various investment funds. In 1965, he founded Import Cargo Inc. and Cost Less Imports Inc., multi-store retail operations in the U.S. and Europe, respectively, that were sold in succession to Pier 1 Imports Inc. In 1973, Mr. Waney founded Beeba's Creations Inc., now known as Nitches Inc., a U.S. apparel importer and wholesaler that went public in 1982. Mr. Waney is a significant shareholder of Akorn, and may be deemed to beneficially own more than 10% of the outstanding shares of Akorn's common stock.

     Jerry N. Ellis. Mr. Ellis has served as a Director of Akorn since 2001. Mr. Ellis is an Adjunct Professor in the Department of Accounting at The University of Iowa. Mr. Ellis was a consultant to Arthur Andersen, LLP from 1994 to 2000 and a Partner at Arthur Andersen in the Dallas, Madrid and Chicago offices from 1973 to 1994. Mr. Ellis is a director of First Horizon Pharmaceutical Corporation (a distributor of pharmaceuticals).

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

CODE OF ETHICS

     We are in the process of finalizing our Code of Ethics (the "Code of Ethics"). The Code of Ethics will be adopted by the Board of Directors prior to the date of our 2004 Annual Meeting of Shareholders and will be applicable to our principal executive officer, principal financial officer, controller and persons performing similar functions. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Ethics with respect to our principal executive officer, principal financial officer, controller and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K. Our website address is http://www.akorn.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During 2002, (i) Mr. Przybyl and Mr. Pothast, both officers of Akorn, failed to file timely with the SEC one Form 4 to report changes in beneficial ownership, and (ii) Mr. Treppel, a director of Akorn, failed to timely file with the SEC one Form 3 to report initial beneficial ownership as required by Section 16(a) of the Securities Exchange Act of 1934. All such transactions have been reported on amended statements or annual statements on Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by Akorn for services rendered during the years ended December 31, 2003, 2002 and 2001 to each person who, during 2003, served as the chief executive officer of Akorn and to each other of our executive officers whose total annual salary and bonus for 2003 exceeded $100,000 (each a "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                               ANNUAL COMPENSATION                          COMPENSATION
                        -----------------------------------------------------------------   ------------
                                                                                OTHER        SECURITIES
  NAME AND PRINCIPAL                                                            ANNUAL       UNDERLYING    ALL OTHER(1)
       POSITION                 TIME PERIOD             SALARY    BONUS(2)   COMPENSATION   OPTIONS/SARS   COMPENSATION
  ------------------    ----------------------------   --------   --------   ------------   ------------   ------------
John N. Kapoor(3).....  Year ended December 31, 2003   $     --     $--        $    --             --        $    --
  Chairman              Year ended December 31, 2002         --      --             --             --             --
                        Year ended December 31, 2001      2,083      --             --        500,000             --
Arthur S.
  Przybyl(4)..........  Year ended December 31, 2003    259,089      --         10,000         75,000         44,649
  President and
    Interim             Year ended December 31, 2002     93,482      --          3,308        300,000             --
  Chief Executive
    Officer             Year ended December 31, 2001         --      --             --             --             --
Bernard J.
  Pothast(5)..........  Year ended December 31, 2003    170,154      --          4,846         25,000             --
  Sr. Vice President,   Year ended December 31, 2002    148,263      --             --        100,000             --
  Chief Financial
    Officer,            Year ended December 31, 2001     39,094      --             --         75,000             --
  Secretary and
    Treasurer

---------------
(1) Represents contributions to our Savings and Retirement Plan, except as indicated in notes (4)and (5).

(2) There were no executive officer bonuses awarded for 2003, 2002 or 2001.

(3) Dr. Kapoor currently serves as our Chairman and served as Chief Executive Officer from March 2001 to December 2002. In lieu of a salary for 2001, we issued Dr. Kapoor options to purchase 500,000 shares of our common stock. Dr. Kapoor was not paid a salary or granted options in 2003 or in 2002.

(4) Mr. Przybyl became Chief Executive Officer on February 17, 2003. Prior to this, Mr. Przybyl was our President and Chief Operating Officer. His "All Other Compensation" for 2003 is exclusively related to reimbursement for relocation expenses totaling $44,649 and "Other Annual Compensation" represents a $10,000 automobile allowance.

(5) Mr. Pothast has been our Chief Financial Officer, Secretary and Treasurer since September 2001. His "Other Annual Compensation" for 2003 represents an automobile allowance.

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended December 31, 2003, including the potential realizable value over the five-year term of the options, based on assumed rates of stock appreciation of 5% and 10% of the market price of the underlying security on the date of grant, compounded annually. These assumed rates of appreciation comply with the rules of the SEC and do not represents Akorn's estimate of future stock price.

Actual gains, if any, on stock option exercises will be dependent on the future performance of Akorn's common stock.

                                                                                         POTENTIAL REALIZABLE
                                           INDIVIDUAL GRANTS                               VALUE AT ASSUMED
                                    --------------------------------                    ANNUAL RATES OF STOCK
                                     NUMBER OF      PERCENT OF TOTAL                    PRICE APPRECIATION FOR
                                     SECURITIES       OPTIONS/SARS      EXERCISE             OPTION TERM
                                     UNDERLYING        GRANTED TO       OR BASE     ------------------------------
                                    OPTIONS/SARS      EMPLOYEES IN       PRICE      EXPIRATION
              NAME                  GRANTED (#)       FISCAL YEAR        ($/SH)        DATE       5%($)     10%($)
              ----                  ------------    ----------------    --------    ----------    ------    ------
Arthur S. Przybyl...............      50,000(1)            10%            0.80       1/20/08      51,051    64,420
                                      25,000(1)             5%            0.90       2/18/08      28,716    39,860
Bernard J. Pothast..............      25,000(1)             5%            0.90       2/18/08      28,716    39,860

---------------
(1) Issued pursuant to the Amended and Restated 1988 Incentive Compensation Program.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                      NUMBER OF               VALUE OF
                                                                SECURITIES UNDERLYING    UNEXERCISED IN-THE-
                                                                UNEXERCISED OPTIONS/    MONEY OPTIONS/SARS AT
                                                                 SARS AT FY-END (#)         FY-END ($)(1)
                                     SHARES                     ---------------------   ---------------------
                                  ACQUIRED ON       VALUE           EXERCISABLE/            EXERCISABLE/
              NAME                EXERCISE (#)   REALIZED ($)       UNEXERCISABLE         UNEXERCISABLE ($)
              ----                ------------   ------------   ---------------------   ---------------------
John N. Kapoor..................       --             --           385,000/125,000               --  /  --
Arthur S. Przybyl...............       --             --           187,500/187,500         193,750/193,750
Bernard J. Pothast..............       --             --            106,250/93,750           56,250/56,251

---------------
(1) Value of Unexercised in-the-Money options calculated using the December 31, 2003 closing price of $2.00.

EMPLOYMENT AGREEMENTS

     In September 2001, Mr. Pothast received and accepted an employment offer letter for the position of Vice President Finance and Chief Financial Officer of Akorn. His letter provides for an annual salary of $135,000 (to be increased to $150,000 following our first full quarter of positive operating income), a discretionary bonus of up to 30% of his base salary, a grant of options to purchase 75,000 shares of our common stock, severance for six months of his base salary if he is terminated without cause, and other customary benefits for our employees.

     In January 2003, Mr. Przybyl received and accepted an employment offer letter of the position of our Executive Officer. His letter provides for an annual salary of $260,000, a discretionary bonus of up to 50% of his base salary, a grant of options to purchase 50,000 shares of our common stock, severance for one year at his base salary if he is terminated without cause, and other customary benefits for our employees. We currently have no other employment agreements in place. In connection with his serving as our Chief Executive Officer, we have provided to Mr. Przybyl supplemental indemnity assurances with respect to any claims associated with his execution, filing and submission Chief Executive Officer Certifications of SEC reports for periods preceding his direct supervision of financial and accounting matters.

COMPENSATION COMMITTEE INTERLOCKS

     Mr. Waney, Mr. Treppel and Mr. Ellis who currently comprise the Compensation Committee, are each independent, non-employee directors of Akorn. No executive officer of Akorn served as a director or member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the our Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of our Board of Directors, during the year ended December 31, 2003.

COMPENSATION OF DIRECTORS

     Each director who is not one of our salaried officers receives a fee for his services as a director of $2,500 per regular meeting of the Board of Directors, $500 per telephone meeting and $500 per committee meeting, plus reimbursement of his expenses related to those services.

     All of our directors participate in our new 2003 Stock Option Plan ("2003 Stock Option Plan"), pursuant to which each of our directors is granted an option to acquire 10,000 shares of our common stock on the day after each annual meeting of shareholders at which he is elected to serve as a director. Any director appointed between annual meetings is entitled to receive a pro rata portion of an option to acquire 10,000 shares. Options granted under the plan vest immediately and expire five years from the date of grant. Upon joining the Board in 2001, Mr. Ellis was granted an option under the plan for 20,000 shares,which is part of the option exercise price for all options granted under the plan is the fair market value of the shares covered by the option at the time of the grant.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors reviews, analyzes and makes recommendations related to compensation packages for our executive officers, evaluates the performance of the Chief Executive Officer and the Chief Operating Officer and administers the grant of stock options under our 2003 Stock Option Plan.

     Our executive compensation policies are designed to (a) provide competitive levels of compensation to attract and retain qualified executives, (b) reward achievements in corporate performance, (c) integrate pay with annual and long-term performance goals and (d) align the interests of executives with the goals of shareholders.

     Compensation paid to Company executives consists of salaries, annual cash incentive bonuses and long-term incentive opportunities in the form of stock options.

Salary

     Mr. Przybyl's salary for 2003 was fixed in his employment offer letter at an annual rate of $260,000, and is subject to periodic adjustment by the Board of Directors.

Incentive Bonus

     Annual incentive compensation for executive officers during 2003, 2002 and 2001 was based on corporate earnings objectives as well as position-specific performance objectives. There were no performance bonuses granted to executive officers for 2003, 2002 or 2001.

Stock Options

     The Committee's practice with respect to stock options has been to grant options based upon the attainment of our performance goals and to vest options based on the passage of time. The option grants noted in the compensation tables include grants upon initial employment and annual grants as well as grants issued under the Stock Option Plan for Directors to those named executive officers that are also directors.

     It is the responsibility of the Committee to address the issues raised by tax laws under which certain non-performance based compensation in excess of $1 million per year paid to executives of public companies is non-deductible to Akorn and to determine whether any actions with respect to this limit need to be taken by us. It is not anticipated that any of our executive officers will receive any compensation in excess of this limit.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

         Arjun C. Waney         Jerry I. Treppel         Jerry N. Ellis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 15, 2004, the following persons were directors, nominees, Named Executive Officers (as defined in "Executive Compensation" above), or others with beneficial ownership of five percent or more of our common stock. The information set forth below has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 based upon information furnished to us or to the SEC by the persons listed. Unless otherwise noted the address of each of the following persons is 2500 Millbrook Drive, Buffalo Grove, Illinois 60089.

BENEFICIAL OWNER                                             SHARES BENEFICIALLY OWNED    PERCENT OF CLASS
----------------                                             -------------------------    ----------------
DIRECTORS
John N. Kapoor, Ph.D.....................................           27,995,299(1)              40.51%
Arjun C. Waney...........................................            5,842,167(2)(8)            9.07%
Jerry I. Treppel.........................................              833,334(3)(8)            1.29%
Jerry N. Ellis...........................................               22,000(4)(8)            0.10%
Ronald M. Johnson........................................                   --(8)               0.00%
NAMED EXECUTIVE OFFICERS
Arthur S. Przybyl........................................              369,947(5)               0.54%
Bernard J. Pothast.......................................              106,250(6)               0.48%
Directors and officers as a group (7 persons)............           35,148,997                 50.90%
OTHER BENEFICIAL OWNERS
Pequot Capital Management Inc............................           13,733,334(7)              21.32%

---------------

(1) Of such 27,995,299 shares, (i) 851,800 are owned directly by the John N. Kapoor Trust dated September 20, 1989 (the "Trust") of which Dr. Kapoor is the sole trustee and beneficiary, (ii) 3,395,000 are owned by EJ financial/Akorn Management, L.P. of which Dr. Kapoor is managing general partner, (iii) 25,000 are owned directly by Dr. Kapoor, (iv) 63,600 are owned by a trust, the trustee of which is Dr. Kapoor's wife and the beneficiaries of which are their children, (v) 510,000 are issuable pursuant to options granted by us directly to Dr. Kapoor, 385,000 of which are exerciseable, (vi) 6,337,047 are issuable upon exercise of warrants issued to the John N. Kapoor Trust dated September 20, 1989, (vii) 2,426,900 are issuable upon the conversion of a convertible note held by the John N. Kapoor Trust dated September 20, 1989 and (vii) 197,619 are issuable upon the conversion of interest related to the convertible note held by the John
    N. Kapoor Trust dated September 20, 1989 and (ix) 107,350 shares of Series A 6% Participating Convertible Preferred Stock convertible into 14,313,333 shares.

(2) Of such 5,842,167 shares represented as beneficial to Mr. Waney, (i) 908,833 shares are held by Argent Fund Management, Ltd., including 2,672 shares of Series A 6% Participating Convertible Preferred Stock currently convertible into 356,266 shares at $0.75 per share, 89,067 warrants currently exercisable to purchase shares at an exercise price of $1.00 per share and 5,000 warrants currently exercisable to purchase shares at an exercise price of $1.10 per share. Mr. Waney serves as Chairman and Managing Director and owns 52% of Argent, (ii) 628,400 shares are held by First Winchester, which operates as an equity fund for investors unrelated to Mr. Waney and whose investments are directed by Argent,

    (iii) 506,000 shares are held by Mr. Waney through Individual Retirement Accounts maintained in the United States, (iv) 3,798,933 shares are held jointly by Mr. Waney and Mrs. Waney, including 20,000 Series A 6% Participating Convertible Preferred Stock currently convertible into 2,666,666 Shares at $0.75 per share, 666,667 warrants currently exercisable to purchase shares at an exercise price of $1.00 per share and 140,000 warrants currently exercisable to purchase shares at an exercise price of $1.10 per share. Under the Rules of the SEC, Mr. Waney may be deemed to be the beneficial owner of the shares held by First Winchester.

(3) Of Mr. Treppel's 833,334 shares, (i) 333,333 representing 2,500 shares of Series A 6% Participating Convertible Preferred Stock currently convertible at $0.75 per share and (ii) 83,334 warrants currently exercisable to purchase shares at an exercise price of $1.00 per share. There is an additional (i) 333,333 shares represent 2,500 shares of Series A 6% Participating Convertible Preferred Stock currently convertible at $0.75 per share and (ii) 83,334 warrants currently exercisable to purchase shares at an exercise price of $1.00 per share which are held indirectly through Wheaton Capital Management LLC.

(4) Mr. Ellis's 2,000 shares, represent direct ownership, 2,000 shares of common stock. Mr. Ellis was granted options to purchase 20,000 shares of common stock

(5) Of Mr. Przybyl's 369,947 shares, (i) 187,500 relate to granted options of 375,000, of which 187,500 are vested or exercisable, (ii) 7,447 shares of common stock, (iii) 140,000 shares of common stock underlying 1,050 shares of the Issuer's Series A 6% Participating Convertible Preferred Stock, par value $1.00 per and (iv) 35,000 shares of common stock underlying warrants for common stock, at a purchase price of $1.00 per share.

(6) Mr. Pothast's shares reported include options to purchase 106,250 shares. These stock options represent presently exercisable options from three separate grants totaling 200,000 shares, each of which vest in four equal increments, one quarter on the grant date and one quarter for each of the next three successive anniversary dates.

(7) Of such shares, Pequot Capital Management beneficially own 13,733,334 shares as follows: (i) 400,000 shares of common stock; (ii) 10,666,667 shares of common stock underlying 80,000 shares of the Issuer's Series A 6% Participating Convertible Preferred Stock, par value $1.00 per share; and
    (iii) 2,666,667 shares of common stock underlying warrants for common stock, at a purchase price of $1.00 per share.

(8) Options to purchase stock of 35,000, 30,000, 10,000 and 10,000 granted to Mr. Ellis, Mr. Johnson, Mr. Treppel and Mr. Waney, respectively are not included in the calculation of beneficial ownership. Such grants were made under the proposed 2003 Stock Option Plan and are subject to the approval of our shareholders.

EQUITY COMPENSATION PLANS

 Equity Compensation Plans Approved by Stockholders.

     The stockholders approved the Akorn, Inc. 1988 Incentive Compensation Plan ("1988 Plan"), under which any of our officers or key employees was eligible to receive stock options as designated by our Board of Directors, and the Akorn, Inc. 1991 Stock Option (the "1991 Directors' Plan"), under which options were issuable to our directors. The aforementioned 1988 Plan expired on November 2, 2003 and the 1991 Directors Plan expired December 7, 2001.

 Equity Compensation Plans Not Approved by Stockholders.

     The 2003 Stock Option Plan was approved by the Board of Directors on November 6, 2003 and is subject to the approval of our shareholders. Under the 2003 Stock Option Plan we may issue up to an aggregate total of 5,000,000 incentive or non-qualified options to purchase Akorn common stock. 220,000 options have been granted under the 2003 Stock Option Plan. These options have been granted subject to the approval of this plan by our shareholders.

     On November 21, 2002, we entered into a success fee arrangement with its restructuring consultants AEG Partners which provides that we will issue 1,250,000 warrants to purchase common stock at an exercise price of $1.00 per warrant share upon the date on which each of the following conditions have been met or waived by us: (i) the Forbearance Agreement shall have been terminated, (ii) the consultants engagement pursuant to its consulting agreement shall have been terminated and (iii) we shall have executed a new or restated multi-year credit facility. All unexercised warrants shall expire on the fourth anniversary of the date of issuance.

     Summary Table. The following table sets forth certain information as of December 31, 2003, with respect to compensation plans under which shares of Akorn common stock were issuable as of that date.

                                                                                          NUMBER OF SECURITIES
                                                                                     REMAINING AVAILABLE FOR FUTURE
                                 NUMBER OF SECURITIES TO                                  ISSUANCE UNDER EQUITY
                                 BE ISSUED UPON EXERCISE   WEIGHTED-AVERAGE PRICE          COMPENSATION PLANS
                                 OF OUTSTANDING OPTIONS,   OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                      WARRANTS AND RIGHT.       WARRANT AND RIGHTS           IN THE FIRST COLUMN)
-------------                    -----------------------   -----------------------   -------------------------------
Equity Compensation plans
approved by security
holders:.......................         3,258,175                  $2.3233                      2,933,340
Equity Compensation plans not
approved by security
holders:.......................         1,470,000                  $1.1363                             --
                                        ---------                  -------                      ---------
TOTAL..........................         4,728,175                       --                      2,953,340
                                        =========                  =======                      =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. John N. Kapoor, Ph.D., our current Chairman of the Board and Chief Executive Officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company ("EJ Financial"). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete. In addition, one of these companies, NeoPharm, Inc. of which Dr. Kapoor is Chairman and a major stockholder, recently entered into a loan agreement with us. We also owe EJ Financial $18,000 in consulting fees for each of 2002 and 2001, as well as expense reimbursements of $1,987.30 and $182,369.84 for 2002 and 2001, respectively. Further, The John N. Kapoor Trust has loaned us $5,000,000 resulting in Dr. Kapoor becoming one of our major creditors as well as a major shareholder.

     On March 21, 2001, in consideration of Dr. Kapoor assuming the positions of Akorn President and interim CEO, the Compensation Committee of the Board of Directors agreed to issue Dr. Kapoor 500,000 options under the Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program in lieu of cash compensation.

     On July 12, 2001, we entered into a $5,000,000 subordinated debt transaction with the John N. Kapoor Trust dtd. 9/20/89 (the "Trust"), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our Chairman of the Board of Directors. The transaction is evidenced by a Convertible Bridge Loan and Warrant Agreement (the "Trust Agreement") in which the Trust agreed to provide two separate tranches of funding in the amounts of $3,000,000 ("Tranche A" which was received on July 13, 2001) and $2,000,000 ("Tranche B" which was received on August 16, 2001). As part of the consideration provided to the Trust for the subordinated debt, we issued the Trust two warrants which allow the Trust to purchase 1,000,000 shares of common stock at a price of $2.85 per share and another 667,000 shares of common stock at a price of $2.25 per share. The exercise price for each warrant represented a 25% premium over the share price at the time of the Trust's commitment to provide the subordinated debt. All unexercised warrants will expire on December 20, 2006.

     Under the terms of the Trust Agreement, the subordinated debt bears interest at prime plus 3%, which is the same rate we pay on its senior debt. Interest cannot be paid to the Trust until the repayment of the senior debt pursuant to the terms of a subordination agreement, which was entered into between the Trust and our senior lenders. Should the subordination agreement be terminated, interest may be paid sooner. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into our common stock at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     In December 2001, we entered into a $3,250,000 five-year loan with NeoPharm, Inc. ("NeoPharm") to fund Akorn's efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the promissory note, dated December 20, 2001, evidencing the loan (the Promissory Note") interest will accrue at the initial rate of 3.6% and will be reset quarterly based upon NeoPharm's average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. The principal and accrued interest is due and payable on or before maturity on December 20, 2006. The note provides that Akorn will use the proceeds of the loan solely to validate and complete the lyophilization facility located in Decatur, Illinois. In consideration for the loan, under a separate manufacturing agreement between us and NeoPharm, we, upon completion of the lyophilization facility, agree to provide NeoPharm with access to at least 15% of the capacity of Akorn's lyophilization facility each year. The Promissory Note is subordinated to Akorn's senior debt owed to Northern Trust but is senior to Akorn's subordinated debt owed to the Trust. Dr. John N. Kapoor, our chairman, is also chairman of NeoPharm and holds a substantial stock position in that company as well as in us.

     Commensurate with the completion of the Promissory Note between us and NeoPharm, we entered into an agreement with the Trust, which amended the Trust Agreement. The amendment extended the Trust Agreement to terminate concurrently with the Promissory Note on December 20, 2006. The amendment also made it possible for the Trust to convert the interest accrued on the $3,000,000 tranche into common stock of Akorn. Previously, the Trust could only convert the interest accrued on the $2,000,000 tranche. The change related to the convertibility of the interest accrued on the $3,000,000 tranche requires that shareholder approval be received by August 31, 2002, which date has been extended to June 30, 2003.

     As part of the Exchange Transaction, we issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of the subordination arrangements described below. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the Amended NeoPharm Note but senior to Trust Loan Agreement with the Kapoor Trust. We also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

     In 2003,we paid approximately $115,000 for consulting fees to Quintiles, Inc., a firm at which Mr. Johnson, one of our directors, is employed.

     We have an equity ownership interest in Novadaq Technologies, Inc. ("Novadaq") of 4,132,000 common shares, representing approximately 16.9% of the outstanding stock of Novadaq. Previously, we had entered into a marketing agreement with Novadaq, which was terminated in early 2002. We received, as part of the termination settlement, the aforementioned shares and entered into an agreement with Novadaq to be the exclusive future supplier of Indocyanine Green for use in Novadaq's diagnostic procedures. We also have the right to appoint one individual to the Board of Directors of Novadaq. Arthur S. Przybyl, our Chief Executive Officer, currently serves in this capacity.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO Seidman, LLP, ("BDO Seidman") in connection with (i) the audit of our consolidated financial statements as of and for the year ended December 31, 2003 and (ii) the reviews of the our unaudited condensed consolidated interim financial statements as of September 30, 2003, June 30, 2003, and March 31, 2003 were $233,500.

     Aggregate fees for these services as provided by Deloitte & Touche LLP ("Deloitte & Touche") for the year ended December 31, 2002 were $326,000.

AUDIT-RELATED FEES

     Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO Seidman for audit-related services for the year ended December 31, 2003 were $10,200. Audit-related services included an audit of our employee benefit plan audits.

     Aggregate fees for these services as provided by Deloitte & Touche for the year ended December 31, 2002 were $75,000.

TAX FEES

     Aggregate fees, including out-of-pocket expenses, for professional services rendered by Deloitte and Touche in connection with tax compliance and advice and preparation of employee expatriate tax returns for the year ended December 31, 2002 were $32,200.

     Aggregate fees for these services as provided by Deloitte & Touche for the year ended December 31, 2003 were $82,000.

ALL OTHER FEES

     There were no additional fees to those described above during the years ended December 31, 2003. In December 31, 2002, fees for miscellaneous professional services as provided by Deloitte & Touche amounted to $50,000. These services included (i) review of our accounting software for potential validation issues, (ii) identification of application security requirements and
(iii) consultation on implantation of sales and use software.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     At their regularly scheduled and special meetings the Audit Committee of the Board of Directors considers and pre-approves any audit and non-audit services to be performed for us by our independent accountants.

     For 2003, those pre-approved audit, audit-related, tax and all other services represented 72%, 3%, 25% and 0% respectively of all services that year.

AUDIT COMMITTEE CHARTER

     We are in the process of finalizing a new Audit Committee Charter (the "Audit Committee Charter"). The Audit Committee Charter will be adopted by the Board of Directors prior to the date of our 2004 Annual Meeting of Stockholders.

                                    PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

     (a).3. Exhibits

     Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

 (2.0)      Agreement and Plan of Merger among Akorn, Inc., Taylor, and
            Pasadena Research Laboratories, Inc. dated May 7, 1996, incorporated by reference to the Company's report on Form
            10-K for the fiscal year ended June 30, 1996.
 (3.1)      Restated Articles of Incorporation of the Company dated
            September 6, 1991, incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.
 (3.2) Articles of Amendment to Articles of Incorporation of the company dated February 28, 1997, incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the transition period from July 1, 1996 to December 31, 1996.
 (3.3) Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on October 24, 2003.
 (3.4) Articles of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1.1 to the Company's report on Form 8-K filed on October 24, 2003.
 (3.5) Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.1) Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1988.
 (4.2)      First Amendment dated October 7, 2003 to Registration Rights
            Agreement dated July 12, 2001 between the Company and The
            John N. Kapoor Trust dtd 9/20/89, incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.3)      Form of Warrant Certificate, incorporated by reference to
            Exhibit 4.2 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.4)      Form of Warrant Agreement dated October 7, 2003 between the
            Company and each of the Investors, incorporated by reference to Exhibit 4.3 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.5) Warrant Agreement dated October 7, 2003 between the Company and the Kapoor Trust issued with respect to New Credit
            Facility guaranty, incorporated by reference to Exhibit 4.4 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.6) Warrant Agreement dated October 7, 2003 between the Company and Arjun Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.7) Warrant Agreement dated October 7, 2003 between the Company and the Kapoor Trust issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.8) Warrant Agreement dated October 7, 2003 between the Company and Arjun Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.9) Warrant Agreement dated October 7, 2003 between the Company and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to the Company's report on Form 8-K filed on October 24, 2003.
 (4.10) Registration Rights Agreement dated October 7, 2003 among the Company and each of the Investors, incorporated by reference to Exhibit 4.9 to the Company's report on Form 8-K filed on October 24, 2003.

(10.1)      Consulting Agreement dated November 15, 1990 by and between
            E. J. Financial Enterprises, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.24 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991.
(10.2)      Amendment No. 1 to the Amended and Restated Akorn, Inc. 1988
            Incentive Compensation Program, incorporated by reference to
            Exhibit 10.33 to the Company's report on Form 10-K for the fiscal year ended June 30, 1992.
(10.3) 1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form S-8, registration number
            33-44785.
(10.4) Common Stock Purchase Warrant dated September 3, 1992, issued by the Company to the John N. Kapoor Trust dated
            September 20, 1989, incorporated by reference to Exhibit No.
            7 to Amendment No. 3 to Schedule 13D, dated September 10,
            1992, filed by John N. Kapoor and the John N. Kapoor Trust dated September 20, 1989.
(10.5)      Promissory Note among the Company, Akorn (New Jersey), Inc.
            and The Northern Trust Company dated April 16, 2001, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on April 17, 2001.
(10.6) Letter of Commitment to the Company from John. N. Kapoor, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on April 17, 2001.
(10.7)      Convertible Bridge Loan and Warrant Agreement dated as of
            July 12, 2001, by and between Akorn, Inc. and the John N.
            Kapoor Trust dtd. 9/20/89, incorporated by reference to
            Exhibit 10.1 to the Company's report on Form 8-K filed on July 26, 2001.
(10.8)      The Tranche A Common Stock Purchase Warrant, dated July 12,
            2001, incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on July 26, 2001.
(10.9)      The Tranche B Common Stock Purchase Warrant, dated July 12,
            2001, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on July 26, 2001.
(10.10) Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and the John N. Kapoor Trust dtd.
            9/20/89, incorporated by reference to Exhibit 10.4 to the Company's report on Form 8-K filed on July 26, 2001.
(10.11)     Offer Letter dated September 4, 2001 from the Company to Mr.
            Pothast, incorporated by reference to Exhibit 10.161 to the Company's report on Form 10-K for the fiscal year ended
            December 31, 2002.
(10.12)     Promissory Note among the Company, Akorn (New Jersey), Inc.
            and NeoPharm, Inc. dated December 20, 2001, incorporated by reference to Exhibit 10.17 to the Company's report on Form
            10-K for fiscal year ended December 31, 2001.
(10.13)     Processing Agreement dated December 20, 2001, by and between
            Akorn, Inc. and NeoPharm, Inc., incorporated by reference to
            Exhibit 10.18 to the Company's report on Form 10-K for fiscal year ended December 31, 2001.
(10.14)     Subordination and Intercreditor Agreement dated December 20,
            2001, by and between NeoPharm, Inc. and the John N. Kapoor trust dtd. 9/20/89, incorporated by reference to Exhibit
            10.20 to the Company's report on Form 10-K for fiscal year ended December 31, 2001.
(10.15)     Supply Agreement dated January 4, 2002, by and between
            Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to the Company's report on Form
            10-K for fiscal year ended December 31, 2001.
(10.16)     Mutual Termination and Settlement Agreements by and between
            Akorn, Inc. and Johns Hopkins University/Applied Physics
            Laboratory dtd. July 3, 2002, incorporated by reference to
            Exhibit 10.23 to the Company's report on Form 10-K for fiscal year ended December 31, 2001.
(10.17)     Engagement Letter by and among the Company and AEG Partners
            LLC dated as of September 26, 2002, incorporated by reference to Exhibit 10.39 to the Company's Report on Form
            10-Q for the period ended September 30, 2002.

(10.18) Amendment to Engagement Letter by and among the Company and AEG Partners LLC dated as of November 21, 2002 incorporated by reference to Exhibit 10.40 to the Company's report on Form 10-K for the fiscal year ended December 31, 2002.
(10.19)     Offer Letter dated January 22, 2003 from the Company to
            Arthur S. Przybyl, incorporated by reference to Exhibit
            10.41 to the Company's report on Form 10-K for the fiscal year ended December 31, 2000.
(10.20) Indemnification Agreement dated May 15, 2003 by and between the Company and Arthur S. Przybyl, incorporated by reference to Exhibit 10.42 to the Company's report on Form 10-K for the fiscal year ended December 31, 2002.
(10.21) Subordinated Promissory Note dated October 7, 2003 issued to the Kapoor Trust, incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K filed on October 24, 2003.
(10.22)     Subordinated Promissory Note dated October 7, 2003 issued to
            Arjun Waney, incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K filed on October 24, 2003.
(10.23)     Subordinated Promissory Note dated October 7, 2003 issued to
            Argent Fund Management Ltd., incorporated by reference to
            Exhibit 10.4 to the Company's report on Form 8-K filed on October 24, 2003.
(10.24)     Credit Agreement dated October 7, 2003 among the Company,
            Akorn (New Jersey), Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K filed on October 24, 2003.
(10.25) Form of Indemnity Agreement dated October 7, 2003 between the Company and each of the Directors as incorporated by reference to Exhibit 10.1 to the Company's report on Form
            10-Q/A for quarter ended September 30, 2003
(10.26)     Form of Amended and Restated Promissory Note dated October
            7, 2003 issued to NeoPharm, incorporated by reference to
            Exhibit 10.2 to the Company's report on Form 10-Q/A for quarter ended September 30, 2003.
(10.27)     Form of Reaffirmation of Subordination and Intercreditor
            Agreement from the Kapoor Trust to NeoPharm, incorporated by reference to Exhibit 10.3 to the Company's report on Form
            10-Q/A for quarter ended September 30, 2003.
(10.28)     Form of Subordination and Intercreditor Agreement dated
            October 7, 2003 among the Company, Akorn (New Jersey), Inc.,
            LaSalle Bank and NeoPharm, incorporated by reference to
            Exhibit 10.4 to the Company's report on Form 10-Q/A for quarter ended September 30, 2003.
(10.29)     Form of Fourth Amendment to Convertible Bridge Loan and
            Warrant Agreement dated October 7, 2003 between the Company and the Kapoor Trust, incorporated by reference to Exhibit
            10.5 to the Company's report on Form 10-Q/A for quarter ended September 30, 2003.
(10.30)     Form of Acknowledgment of Subordination dated October 7,
            2003 between the Company and the Kapoor Trust, incorporated by reference to Exhibit 10.6 to the Company's report on Form
            10-Q/A for quarter ended September 30, 2003.
(10.31)     Form of Subordination and Intercreditor Agreement dated
            October 7, 2003 among the Company, Akorn (New Jersey), Inc.,
            LaSalle Bank and the Kapoor Trust, incorporated by reference to Exhibit 10.7 to the Company's report on Form 10-Q/A for quarter ended September 30, 2003.
(10.32)     Form of Subordination and Intercreditor Agreement dated
            October 7, 2003 among the Company, Akorn (New Jersey), Inc.,
            LaSalle Bank and the Kapoor Trust, incorporated by reference to Exhibit 10.8 to the Company's report on Form 10-Q/A for quarter ended September 30, 2003.
(10.33)     Form of Subordination and Intercreditor Agreement dated
            October 7, 2003 among the Company, Akorn (New Jersey), Inc.,
            LaSalle Bank and Arjun Waney, incorporated by reference to
            Exhibit 10.9 to the Company's report on Form 10-Q/A for quarter ended September 30, 2003.

(10.34)     Form of Subordination and Intercreditor Agreement dated
            October 7, 2003 among the Company, Akorn (New Jersey), Inc.,
            LaSalle Bank and Argent Fund Management Ltd, incorporated by reference to Exhibit 10.10 to the Company's report on Form
            10-Q/A for quarter ended September 30, 2003.
(10.35)     Akorn, Inc. 2003 Stock Option Plan.
(10.36)     Form of Akorn, Inc. Non-Qualified Stock Option Agreement.
(10.37)     Form of Akorn, Inc. Incentive Stock Option Agreement.
(21.1)      Subsidiaries of Registrant.
(31.1)      Certification of the Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)      Certification of the Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)      Certification of the Chief Executive Officer pursuant to 18
            USC Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.
(32.2)      Certification of the Chief Financial Officer pursuant to 18
            USC Section 1350, as adopted pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     Form 8-K filed on October 10, 2003 to announce the closing of the Exchange Transaction.

     Form 8-K filed on October, 24, 2003 to provide further details of the Exchange Transaction.

     Form 8-K filed on October 29, 2003 in connection with the engagement of BDO Seidman, LLP as the Company's principal accountants.

     Form 8-K filed on November 20, 2003 to announce the election of Arthur S. Przybyl, Jerry Treppel and Arjun C. Waney to the Company's Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AKORN, INC.

                                          By:     /s/ ARTHUR S. PRZYBYL
                                            ------------------------------------
                                                     Arthur S. Przybyl
                                                  Chief Executive Officer
Date: March 30, 2004

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

SIGNATURE                                                    TITLE                          DATE
---------                                                    -----                          ----
          /s/ ARTHUR S. PRZYBYL             Chief Executive Officer                    March 30, 2004
------------------------------------------  (Principal Executive Officer)
            Arthur S. Przybyl

          /s/ BERNARD J. POTHAST            Chief Financial Officer                    March 30, 2004
------------------------------------------  (Principal Financial Officer and
            Bernard J. Pothast              Principal Accounting Officer)

             /s/ JOHN KAPOOR                Director, Board Chairman                   March 30, 2004
------------------------------------------
             Dr. John Kapoor

            /s/ JERRY N. ELLIS              Director                                   March 30, 2004
------------------------------------------
              Jerry N. Ellis

            /s/ ARJUN C. WANEY              Director                                   March 30, 2004
------------------------------------------
              Arjun C. Waney

            /s/ JERRY TREPPEL               Director                                   March 30, 2004
------------------------------------------
              Jerry Treppel

          /s/ RONALD M. JOHNSON             Director                                   March 30, 2004
------------------------------------------
            Ronald M. Johnson