Form 10-Q
period 2004-03-31
AKORN INC
filed 2004-05-14
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13976

AKORN, INC.

(Exact Name of Registrant as Specified in its Charter)

LOUISIANA	72-0717400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 MILLBROOK DRIVE
BUFFALO GROVE, ILLINOIS	60089
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ] No [X]

     At April 30, 2004 there were 19,987,137 shares of common stock, no par value, outstanding.

AKORN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$223	$218
Trade accounts receivable (less allowance for doubtful accounts of $424 and $609, respectively)	3,337	1,626
Inventories	8,680	7,807
Prepaid expenses and other current assets	1,215	944

TOTAL CURRENT ASSETS	13,455	10,595
OTHER ASSETS
Intangibles, net	12,189	12,872
Investment in Novadaq Technologies, Inc.	713	713
Other	977	1,328

TOTAL OTHER ASSETS	13,879	14,913
PROPERTY, PLANT AND EQUIPMENT, NET	33,455	33,907

TOTAL ASSETS	$60,789	$59,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of long-term debt	$5,721	$4,156
Trade accounts payable	6,094	5,411
Accrued compensation	835	510
Accrued expenses and other current liabilities	1,521	1,882

TOTAL CURRENT LIABILITIES	14,171	11,959
Long-term debt, less current installments	13,355	13,777
Redeemable Preferred Stock, $1.00 par value—5,000,000 shares authorized, 260,858 and 257,172 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	21,618	21,132
OTHER LONG-TERM LIABILITIES	1,292	1,156

TOTAL LIABILITIES	50,436	48,024
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value— 40,000,000 shares authorized, 19,923,147 and 19,825,296 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	25,685	25,506
Warrants to acquire common stock	13,724	13,724
Accumulated deficit	(29,056)	(27,839)

TOTAL SHAREHOLDERS’ EQUITY	10,353	11,391

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,789	$59,415

See notes to condensed consolidated financial statements.

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,
	2004	2003
Revenues	$11,660	$12,782
Cost of sales	7,642	6,938

GROSS PROFIT	4,018	5,844
Selling, general and administrative expenses	2,896	4,163
Amortization and write-down of intangibles	683	355
Research and development expenses	329	473

TOTAL OPERATING EXPENSES	3,908	4,991

OPERATING INCOME	110	853
Interest expense	(1,327)	(645)

INCOME (LOSS) BEFORE INCOME TAXES	(1,217)	208
Income tax provision	—	25

NET INCOME (LOSS)	$(1,217)	$183

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.06)	$0.01

DILUTED	$(0.06)	$0.01

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	19,887	19,688

DILUTED	19,887	19,799

See notes to condensed consolidated financial statements.

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(1,217)	$183
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,387	1,130
Write-down of long lived assets	325	—
Amortization of debt discounts	251	120
Non-cash expenses related to preferred stock	486	—
Changes in operating assets and liabilities:
Accounts receivable	(1,711)	(2,340)
Inventories	(873)	(215)
Prepaid expenses and other current assets	(271)	(332)
Trade accounts payable	683	735
Accrued expenses and other liabilities	103	(291)

NET CASH USED IN OPERATING ACTIVITIES	(837)	(1,010)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(228)	(410)

NET CASH USED IN INVESTING ACTIVITIES	(228)	(410)
FINANCING ACTIVITIES
Repayment of long-term debt	(667)	—
Net borrowings under lines of credit	1,559	1,359
Proceeds under stock option and stock purchase plans	178	40

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,070	1,399

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5	(21)
Cash and cash equivalents at beginning of period	218	364

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223	$343

Amount paid for interest (net of capitalized interest)	$155	$179
Amount refunded for income taxes	38	—

See notes to condensed consolidated financial statements.

AKORN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – BUSINESS AND BASIS OF PRESENTATION

     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, hospitals and other pharmaceutical companies, are served primarily from three operating facilities in the United States.

     Basis of Presentation: The Company’s losses from operations in recent years and working capital deficiencies, together with the need to successfully resolve its ongoing compliance matters with the Food and Drug Administration (“FDA”), have raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business although the report of our independent accountant as of and for the year ended December 31, 2003 expressed substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On October 7, 2003, a significant threat to the Company’s ability to continue as a going concern was resolved when the Company consummated a transaction with a group of investors that resulted in the extinguishment of the Company’s then outstanding senior bank debt in the amount of approximately $37,731,000 in exchange for shares of the Company’s Series A 6% Participating Convertible Preferred Stock, warrants to purchase shares of the Company’s common stock, subordinated promissory notes in the aggregate amount of $2,767,139 and cash in the amount of $5,473,862 which was obtained from a new credit facility obtained by the Company. For more information regarding this transaction, see Note H — “Financing Arrangements.”

     As of March 31, 2004, the Company had $223,000 in cash and cash equivalents and had approximately $2.0 million of undrawn availability under its new line of credit. The Company believes that the new line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company’s business for the next twelve months, although there can be no assurance of this sufficiency. At this time, the Company intends to explore opportunities to raise additional capital to fund future growth opportunities.

     Although the Company has refinanced its debt on a long-term basis as described above, it continues to be subject to ongoing FDA compliance matters that could have a material adverse effect on the Company. See Note L — “Commitments and Contingencies” for further description of these matters. The Company is working with the FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. On February, 11, 2004, the FDA began an inspection of the Decatur facility, which was completed on April 7, 2004. The Company has responded to the findings from this inspection and will be meeting in the near future with the FDA to discuss these responses and the status of the Decatur facility. The management of the Company believes that the Company will successfully resolve these compliance matters with the FDA. However, there can be no guarantee that the FDA matters will be successfully resolved, and if the Company is not successful in doing so, there remains substantial doubt about the Company’s ability to continue as a going concern.

     The Company has added key management personnel, including the appointment in early 2003 of a new chief executive officer and additional personnel in critical areas. Management has reduced the Company’s cost structure, improved the Company’s processes and systems and implemented strict controls over capital spending. Management believes these activities will improve the Company’s results of operations, cash flow from operations and its future prospects.

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

     Consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and Akorn (New Jersey) Inc. Intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

NOTE B — USE OF ESTIMATES

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

NOTE C — STOCK BASED COMPENSATION

     The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for options granted to its employees under its stock option programs and applies Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued Employees” (“SFAS 123”) for disclosure purposes only. The SFAS 123 disclosures include pro forma net income (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used.

     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the three months ended March 31, would have been as follows:

	2004	2003
Net income (loss), as reported	$(1,217)	$183
Add stock-based employee compensation expense included in reported net income	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(463)	(89)

Pro forma net income (loss)	$(1,680)	$94

Basic and diluted income (loss) per share of common stock
Basic as reported	($0.06)	$0.01
Basic pro forma	($0.08)	$0.00
Diluted as reported	($0.06)	$0.01
Diluted pro forma	($0.08)	$0.00

NOTE D — REVENUE RECOGNITION

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

     The Contract Services segment, which produces products for third party customers, based upon their specifications, at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

     Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

NOTE E — ACCOUNTS RECEIVABLE ALLOWANCES

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

Chargebacks and Rebates

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

     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, the Company obtained better information from the wholesalers to estimate the amount of in-transit inventory, which lowered its estimate of in-transit inventory. This resulted in the Company recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. The Company intends to use this new information on a go forward basis to estimate in-transit inventory.

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

     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month periods ended March 31, 2004 and 2003, the Company recorded chargeback and rebate expense of $2,845,000 and $2,762,000, respectively. The allowance for chargebacks and rebates was $4,228,000 and $4,804,000 as of March 31, 2004 and December 31, 2003, respectively.

Product Returns

     Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month end allowance balances, the Company considers actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three month periods ended March 31, 2004 and 2003, the Company recorded a provision for product returns of $795,000 and $697,000, respectively. The allowance for potential product returns was $1,469,000 and $1,077,000 at March 31, 2004 and December 31, 2003, respectively.

Doubtful Accounts

     Provisions for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of selling, general and administrative expense. In estimating the allowance for doubtful accounts, the Company has:

•	Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels).

•	Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) other information such as buying patterns and payment patterns, particularly in respect of major customers.

•	Developed assumptions reflecting management’s judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to “partial payments;” (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances — based upon information available at the time.

     For the three month periods ended March 31, 2004 and 2003, the Company recorded a net benefit for doubtful accounts of $362,000 and $6,000, respectively as recoveries and reduced reserve requirements exceeded write-offs and newly identified collectibility concerns. The allowance for doubtful accounts was $424,000 and $609,000 as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, the Company had a total of $1,391,000 of past due gross accounts receivable, of which $603,000 was over 60 days past due. The Company performs a monthly detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $424,000, the portion related to the wholesaler customers is $237,000 with the remaining $187,000 reserve for all other customers.

Discounts

     Cash discounts are available to certain customers based on agreed upon terms of sale. The Company evaluates the discount reserve balance against actual discounts taken. For the three month periods ended March 31, 2004 and 2003, the Company recorded a provision for discounts of $192,000 and $203,000 respectively. The allowance for discounts was $129,000 and $94,000 as of March 31, 2004 and December 31, 2003, respectively.

NOTE F — INVENTORIES

     The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2004	2003
Finished goods	$2,652	$3,510
Work in process	1,970	1,385
Raw materials and supplies	4,058	2,912

	$8,680	$7,807

     Inventory at March 31, 2004 and December 31, 2003 is reported net of reserves for slow-moving, unsaleable and obsolete items of $983,000 and $917,000, respectively, primarily related to finished goods. For the three month periods ended March 31, 2004 and 2003, the Company recorded a provision of $303,000 and $169,000, respectively.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2004	2003
Land	$396	$396
Buildings and leasehold improvements	9,228	8,890
Furniture and equipment	27,414	27,117
Automobiles	55	55

	37,093	36,458
Accumulated depreciation	(22,314)	(21,636)

	14,779	14,822
Construction in progress	18,676	19,085

	$33,455	$33,907

     Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project that is intended to enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the Lyophilization project of $90,000 and $296,000 during the three-month periods ended March 31, 2004 and 2003, respectively. Subject to the Company’s ability to generate sufficient operating cash flow or obtain new financing for future operations and capital expenditures, the Company anticipates completion of the lyophilization project (principally including only validation of the process as of March 31, 2004) in the first half of 2005. Future costs are estimated to be $1.0 million excluding capitalized interest. The Company can make no assurances that it will be able to complete this project within its estimated timeframe, or at all, or that material impairment charges will not be required if such completion does not occur as anticipated.

NOTE H — FINANCING ARRANGEMENTS

     The Company’s long-term debt consists of (in thousands):

	March 31,	December 31,
	2004	2003
Credit Agreement with LaSalle Bank:
Line of Credit	$3,059	1,500
Term Loans	5,836	6,415
Convertible subordinated debentures	5,000	5,000
Mortgages payable	1,541	1,623
Promissory note to NeoPharm, Inc.	3,250	3,250
2003 Subordinated Notes	2,767	2,767

	21,453	20,555
Less unamortized discount on debt	2,377	2,622
Less current portion	5,721	4,156

Long-term debt	$13,355	$13,777

     In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company (“Northern Trust”), which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. Borrowings under this credit agreement were secured by substantially all of the assets of the Company and bore floating interest rates that were 7.25% at March 31, 2003.

     The Company went into default under the Northern Trust credit agreement in 2002 and thereafter operated under an agreement under which Northern Trust would agree to forbear from exercising its remedies (the “Forbearance Agreement”) and the Company acknowledged its then-current default. The Forbearance Agreement provided for additional borrowings and was extended on numerous occasions in 2003.

     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from Northern Trust, a balance of $37,731,000, at a discount and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock of the Company (“Preferred Stock”), (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,139 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share (“Exchange Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinate Notes and cash were issued by the Company to (a) The John N. Kapoor Trust dtd 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

     As a result of the Exchange Transaction, the Company recorded transaction costs of approximately $3.1 million. The transaction costs consisted principally of cash and securities owed to restructuring and investment banking professionals that provided services directly related to the extinguishment of the Northern Trust debt.

     In accounting for the Exchange Transaction, the Company first reduced the carrying amount of the Northern Trust debt by the cash paid to Investors. The remaining carrying value was then allocated among the three securities issued to fully extinguish the debt based on the relative fair values of those securities. Accordingly, the Preferred Stock, the 2003 Subordinated Notes and the Exchange Warrants were initially recorded at $20,874,000, $2,046,000 and $9,337,000, respectively, before, in the case of the 2003 Subordinated Notes, the discount described below and before, in the case of the securities, related issuance costs of $480,000. The fair value of the Exchange Warrants was estimated by the Company using the same method and estimates as described for the warrants issued with the 2003 Subordinated Notes. All unexercised warrants expire on October 7, 2006.

     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the “New Credit Facility”) secured by substantially all of the assets of the Company. The obligations of the Company under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, the Company issued additional warrants (“Guarantee Warrants”) to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Arjun Waney, respectively, and has agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the Company’s indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

     The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the “Term Loans”) as well as a revolving line of credit of up to $5,000,000 (the “Revolver”) secured by substantially all of the assets of the Company. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% (5.75% at March 31, 2004) and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50% (5.50% as of March 31, 2004). Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2,500,000 and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000 as of August 18, 2003) and the sum of $1,750,000 and the outstanding balance under term loan B. The availability as of March 31, 2004 was $2,000,000. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. The Company has negotiated an agreement under the New Credit Facility to waive certain defaults as of December 31, 2003 and to amend certain covenants for 2004 on a going forward basis. The New Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of the Company. Because the New Credit Facility also requires the Company to maintain its deposit accounts with LaSalle, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, requires that the Company classify outstanding borrowings under the Revolver as a current liability.

     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement with the Kapoor Trust (“Trust Agreement”). Under the terms of the Trust Agreement, the convertible subordinated debt bears interest at prime plus 3.0% (7.0% as of March 31, 2004), is due on December 20, 2006 and was issued with detachable warrants to purchase approximately 1,667,000 shares of common stock. Interest cannot be paid on the convertible subordinated debt until the repayment of all amounts under the New Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allows the Kapoor Trust to immediately convert the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     The Company, in accordance with APB Opinion No. 14, recorded the convertible subordinated debt and related warrants as separate securities. Furthermore, in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 00-27, the Company has also computed and recorded a separate amount related to the “intrinsic” value of the conversion option related to the debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the “intrinsic” value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt. Additionally, as the accrued interest on the convertible subordinated debt is also convertible into common stock, it may also result in separately recordable beneficial conversion amounts. Such amounts would be recorded if the price of the Company’s common stock is higher than the conversion rate when the interest is accrued.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s lyophilization facility each year. Dr. John N. Kapoor, the Company’s chairman is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in the Company. In September 30, 2003, the Company defaulted under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003. The Company also defaulted under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note.

     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest under the NeoPharm Note accrues at 1.75% above LaSalle Bank’s prime rate (5.75% as of March 31, 2004). Interest payments under both agreements are currently prohibited under the terms of a subordination arrangement with LaSalle. The amended NeoPharm Note also requires the Company to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the amended NeoPharm Note are payable at maturity on December 20, 2006. The Kapoor Trust amendment did not change the interest rate or the maturity date of the loans under the Trust Agreement.

     As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75% (5.75% as of March 31, 2004), but interest payments are currently prohibited under the terms of a subordination arrangement between LaSalle and the Note Holders. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the amended NeoPharm Note but senior to Trust Agreement with the Kapoor Trust. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All unexercised subordinated debt warrants expire on October 7, 2006. The Company, in accordance with APB Opinion No. 14, recorded the initial issuance of the 2003 Subordinated Notes and related warrants as separate securities. The fair value of the subordinated note warrants was estimated on the date of issuance using the modified Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 127.5%, (iii) risk free rate of 2.19%, and (iv) expected life of 3 years. As a result, the Company assigned a value of $336,000 to subordinated note warrants and recorded this amount in shareholders’ equity and as a discount, along with the spread between the face value of the debt and its initial recorded value as described above, on the 2003 Subordinated Notes. Related debt discount amortization was $88,000 for the three months ended March 31, 2004.

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     As part of the Exchange Transaction, the Company recorded $1,627,000 as deferred financing costs, including the value of the Guarantee Warrants. This amount is being amortized as a component of interest expense over the life of the related debt or guarantee. Amortization for the first three months of 2004 was $349,000.

Note I — Preferred Stock

     The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event stockholder approval authorizing sufficient shares of common stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction (“Stockholder Approval”) has not been received by October 7, 2004, such rate is to increase to 10.0% until Stockholder Approval has been received and sufficient shares of common stock are authorized and reserved. While the dividends could be paid in cash at the Company’s option, such dividends are currently being deferred and added to the Preferred Stock balance. In January 2004, 3,686 additional shares of Preferred Stock were issued representing the dividends earned through December 31, 2003. Subject to certain limitations, on October 31, 2011, the Company is required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in the Articles of Amendment to the Articles of Incorporation (the “Articles of Amendment”) of the Company (the “Stated Value”), plus all accrued but unpaid dividends on such shares. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain antidilution protections. The Preferred Stock and unpaid dividends are convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Amendment. Provided that Stockholder Approval has been received and sufficient shares of common stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share.

     Holders of Preferred Stock have full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares can be converted. Holders of Preferred Stock and common stock shall vote together as a single class on all matters submitted to a shareholder vote, except in cases where a separate vote of the holders of Preferred Stock is required by law or by the Articles of Amendment. The Articles of Amendment provide that the Company cannot take certain actions, including (i) issuing additional Preferred Stock or securities senior to or on par with the Preferred Stock, (ii) amending the Company’s Articles of Incorporation or By-laws to alter the rights of the Preferred Stock, (iii) effecting a change of control or (iv) effecting a reverse split of the Preferred Stock, without the approval of the holders of 50.1% of the Preferred Stock.

     Immediately after the Exchange Transaction, the Investors held approximately 75% of the aggregate voting rights represented by outstanding shares of common stock and Preferred Stock. After the Exchange Transaction and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the Investors would hold approximately 77% of the common stock, on a fully-diluted basis. Prior to the Exchange Transaction, the Investors held approximately 35% of the outstanding voting securities and would have held approximately 42% of the common stock on a fully-diluted basis.

     The initially recorded amount of the Preferred Stock, as described in Note H, was $5,174,000 below its stated value. The Company is accreting this difference over the time period from issuance to the mandatory redemption date of October 31, 2011. Accretion for the three months ended March 31, 2004 was $162,000.

     Pursuant to FASB No. 150 — “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as amended, the Preferred Stock is currently reflected as a liability because of its mandatory redemption feature. As such, accretion as described above and dividends are reflected as interest expense in the statement of operations for 2004. Should Stockholder Approval be obtained to effectively allow conversion of the Preferred Stock into common stock, the then-carrying value of the Preferred Stock will be reclassified into shareholders’ equity and future accretion and dividends will be reflected as adjustments to retained earnings and will also impact income (loss) available to common stockholders. Additionally, upon Stockholder Approval, and in accordance with EITF Abstract No. 00-27, the Company will also record the value of the conversion option imbedded in the Preferred Stock, subject to limitations described in the EITF. The value of the beneficial conversion feature was computed as $37,418,000 as of the Exchange Transaction date. That amount, however, will be limited to the recorded value of the Preferred Stock on the Exchange Transaction date ($20,874,000). The then resulting carrying value of the Preferred Stock will then be adjusted to its full aggregated stated value, plus unpaid dividends, with a charge directly to retained earnings. That charge will not impact net earnings for the period it is recorded, but will substantially reduce earnings available to common stockholders for that period. Management expects to receive Stockholder Approval at the Company’s next meeting of shareholders tentatively scheduled in the 2nd quarter of 2004.

NOTE J — EARNINGS PER COMMON SHARE

     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock and if converted methods.

     The following table shows basic and diluted earnings per share computations for the three-month periods ended March 31, 2004 and March 31, 2003 (in thousands, except per share information):

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Net income (loss) per share — basic:
Net income (loss)	$(1,217)	$183
Weighted average number of shares outstanding	19,887	19,688

Net income (loss) per share — basic	($0.06)	$0.01

Net income (loss) per share — diluted:
Net income (loss)	$(1,217)	$183
Net income (loss) adjustment for interest on convertible debt and convertible interest on debt	—	—

Net income (loss), as adjusted	$(1,217)	$183

Weighted average number of shares outstanding	19,887	19,688
Additional shares assuming conversion of convertible debt and convertible interest on debt	—	—
Additional shares assuming exercise of warrants	—	—
Additional shares assuming exercise of options	—	111

Weighted average number of shares outstanding, as adjusted	—	19,799

Net income (loss) per share — diluted	($0.06)	$0.01

     Certain warrants, options and conversion rights are not included in the earnings (loss) per share calculation when the exercise price or conversion price is greater than the average market price for the period. The number of shares subject to warrants, options and conversion rights excluded in each period is reflected in the following table.

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Shares subject to warrants, convertible debt and convertible preferred stock	12,726	4,426
Shares subject to options	3,115	3,417

NOTE K — INDUSTRY SEGMENT INFORMATION

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

	THREE MONTHS ENDED MARCH 31,
	2004	2003
REVENUES
Ophthalmic	$7,435	$5,287
Injectable	2,319	5,905
Contract Services	1,906	1,590

Total revenues	$11,660	$12,782

GROSS PROFIT
Ophthalmic	$3,456	$2,016
Injectable	406	3,721

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Contract Services	156	106

Total gross profit	4,018	5,844
Operating expenses	3,908	4,991

Total operating income	110	853
Interest expense	(1,327)	(645)

Income (loss) before income taxes	$(1,217)	$208

     Included in operating expenses for the first quarter of 2004 is an impairment charge of approximately $325,000 related to the license for a certain ophthalmic product that the Company, based on developments over the recent months, has concluded may not be sellable at amounts and prices that would support the related intangible asset.

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE L – COMMITMENTS AND CONTINGENCIES

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

     On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff’s investigation and proposed enforcement action as described above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of the Company’s material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company’s accounts receivables. On October 27, 2003, the recently appointed special committee engaged Jefferson Wells, International (“Jefferson Wells”) to serve as consultant in this capacity. On February 6, 2004, Jefferson Wells reported its findings to the special committee, such findings being that the Company has made the necessary personnel changes and procedural improvements required to maintain control over the accounts receivable process and establish the necessary reserves. Jefferson Wells’ report was delivered to the SEC on February 13, 2004.

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

     The Company is working with FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. On February, 11, 2004, the FDA began an inspection of the Decatur facility, which was completed on April 7, 2004. The Company has responded to the findings from this inspection and will be meeting in the near future with the FDA to discuss these responses and the status of the Decatur facility.

     As a result of the latest inspection, the FDA may take any of the following actions: (i) find that the Decatur facility is in substantial compliance; (ii) require the Company to undertake further corrective actions, which could include a recall of certain products, and then conduct another inspection to assess the success of those efforts; (iii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA’s course of action.

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

     (iii) On August 9, 2003, Novadaq Technologies Inc. (“Novadaq”) notified the Company that it had requested arbitration related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference. The Company would be obligated to provide a Right of Reference under the January 4, 2002 Supply Agreement between the two companies. The Company does not believe it is obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. The Company also is contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. Even if the Right of Reference is provided, the approval process for such a product is expected to take several years. The Company is in the process of preparing for arbitration on this matter and will defend itself vigorously, nonetheless, the Company and Novadaq entered into an Agreed Order whereby the Company would provide the requested Right of Reference to Novadaq. The Agreed Order terminates upon the settlement of the dispute between the parties or in the event that the final disposition of the arbitration filed with the ICA results in a final decision against Novadaq or a failure to hold that Novadaq has a right to the Right of Reference.

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

NOTE M — SUBSEQUENT EVENTS

     On April 21, 2004, the Company and Strides Arcolab Limited, a major pharmaceutical manufacturer based in India, announced the signing of a Memo of Understanding (“MOU”) to market products for the U.S. hospital market under a 50:50 Joint Venture Company (“JVC”) between the two companies. It is anticipated that the JVC will outsource from Strides an exclusive product pipeline of grandfathered and ANDA products in finished dosage forms including liquid injectable, lyophilized, powder fill parenterals and soft gel capsules and tablets. It is also anticipated that the JVC will outsource from Akorn sales, marketing and distribution capabilities for the U.S. hospital and U.S. retail markets. The ANDA’s developed for the JVC by Strides will be owned exclusively by the JVC.

     Upon signing a definitive agreement, the Company will fund JVC with up to a $5 million U.S. capital commitment, as needed, for use by Strides to develop jointly agreed upon ANDA products for the JVC. Under the terms of the MOU, the JVC will pay back to the Company $5 million U.S. when the JVC is generating revenues and profits per an agreed schedule to be determined by Strides and the Company. The two companies intend to pursue and close a definitive agreement within ninety days of the announcement.

Item 2.

AKORN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of Akorn or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	Our ability to resolve our Food and Drug Administration compliance issues at our Decatur, Illinois facilities;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding to operate and grow our business;

•	The effects of federal, state and other governmental regulation of our business;

•	Our success in developing, manufacturing and acquiring new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies, and;

•	Availability of raw materials needed to produce our products

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

     Our losses from operations in recent years and working capital deficiencies, together with the need to successfully resolve our ongoing compliance matters with the Food and Drug Administration (“FDA”), have raised substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

     On October 7, 2003, a significant threat to our ability to continue as a going concern was resolved when we consummated a transaction with a group of investors that resulted in the extinguishment of the Company’s then outstanding senior bank debt in the amount of approximately $37,731,000 in exchange for shares of our Series A 6% Participating Convertible Preferred Stock, warrants to purchase shares of our common stock, subordinated promissory notes in the aggregate amount of $2,767,139 and a new credit facility under which approximately $7,000,000 was outstanding as of the date of the transaction, $5,473,862 of which was paid to the investors in the transaction. For more information regarding this transaction, Note H — “Financing Arrangements”.

     Although we have refinanced our debt on a long-term basis as described above, we continue to be subject to ongoing FDA compliance matters that could have a material adverse effect us. See Note L — “Commitments and Contingencies” for further description of these matters. We are working with the FDA to favorably resolve such compliance matters and have submitted to the FDA and continue to implement a plan for comprehensive corrective actions at our Decatur, Illinois facility. On February, 11, 2004, the FDA began an inspection of the Decatur facility, which was completed on April 7, 2004. We have responded to the findings from this inspection and will be meeting in the near future with the FDA to discuss these responses and the status of the Decatur facility. Management believes that we will successfully resolve these compliance matters with the FDA. However, there can be no guarantee that the FDA matters will be successfully resolved, and if we are not successful in doing so, there remains substantial doubt about our ability to continue as a going concern.

     We have added key management personnel, including the appointment in early 2003 of a new chief executive officer and additional personnel in critical areas. Management has reduced our cost structure, improved our processes and systems and implemented strict controls over capital spending. Management believes these activities will improve our results of operations, cash flow from operations and its future prospects.

     As a result of all of the factors cited in the preceding paragraphs, we believe that we should be able to sustain our operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether we will be able to continue as a going concern.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO 2003

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Ophthalmic segment	$7,435	$5,287
Injectable segment	2,319	5,905
Contract Services segment	1,906	1,590

Total revenues	$11,660	$12,782

     Consolidated revenues decreased 8.8% in the quarter ended March 31, 2004 compared to the same period in 2003.

     Ophthalmic segment revenues increased 40.6%, primarily due to the strong sales of our diagnostic and therapeutics products as customers increased purchases of these products in the fourth quarter of 2002, which resulted in surplus customer inventory and lower sales during the first half of 2003. Injectable segment revenues decreased 60.7% for the quarter due to the reduced volume of rheumatology and antidote product revenues versus 2003, due to the filling of backorders for these products in the first quarter of

2003. This decrease was partially offset by sales of our newly introduced Lidoicaine Jelly product. Injectable revenues for the first quarter of 2004 are indicative of future quarterly injectable revenues for all of 2004. Contract services revenues increased by 19.9% reflecting moderate recovery, albeit at reduced levels, due to continued customer concerns about the status of the ongoing FDA compliance matters at our Decatur facility.

     We anticipate that revenues from all of our product segments are not likely to substantially grow until the issues surrounding the FDA review are resolved. The FDA compliance matters are not anticipated to be resolved prior to the end of the second quarter of 2004; however, no assurance can be made that these matters will be resolved by such time, or ever. See Note L – “Commitments and Contingencies.” The production of Fluress and Flouracaine, two of our opthalmic products, remains suspended pending development of a new container closure system for those products. We expect to resume production of Fluress and Flouracaine prior to the end of the third quarter of 2004. Revenues and cash flows in the third quarter of 2004 and beyond could be adversely impacted if we are unable to resume production of Fluress and Flouracaine in the third quarter of 2004.

     Consolidated gross margin was 34.5% for the first quarter of 2004 as compared to a gross margin of 45.7% in the same period a year ago. The volume increase in the Ophthalmic segment and adjustments to certain reserves was more than offset by the volume increase in lower margin Contract Services revenues as well as a decrease in high margin antidote and rheumatology product sales.

     Selling, general and administrative (“SG&A”) expenses decreased 30.4%, to $2,896,000 from $4,163,000, during the quarter ended March 31, 2004 as compared to the same period in 2003 due mainly to the elimination of legal and consulting costs relating to the restructuring of our senior debt in 2003 and a higher net benefit related to doubtful accounts as recoveries and reduced reserve requirements exceeded write-offs and newly identified collectibility concerns.

     Amortization and write-down of intangible assets increased from $355,000 to $683,000 during the quarter ended March 31, 2004 as compared to the same period in 2003 due mainly to an impairment charge of approximately $325,000 related to the license for a certain ophthalmic product that we, based on developments over the recent months, have concluded may not be sellable at amounts and prices that would support the related intangible asset.

     Research and development (“R&D”) expense decreased 30.4% in the quarter, to $329,000 from $473,000 for the same period in 2003 due to the costs associated with our launch of our Lidocaine Jelly product in 2003. In 2004, we continue to scale back our research and development activities from our historical levels and will continue to focus on strategic product niches in the areas of controlled substances and Ophthalmics.

     Interest expense for the first quarter of 2004 was $1,327,000 versus $645,000, a 105.7% increase compared to the same period in the prior year. The majority of the increase is due to preferred stock dividends and discount accretion totaling $486,000 in the 2004 period, which is being charged to interest expense pending effective approval by shareholders of our Preferred Stock’s conversion features at our annual meeting tentatively scheduled for the second quarter, 2004. Once approved by the shareholders, the dividends and accretion will be recorded as an adjustment to equity. The Preferred Stock was issued in October 2003. The 2004 period also had increased debt discount amortization related to the 2003 Subordinated Notes.

     We reported a net loss of $1,217,000 or $0.06 per weighted average share for the three months ended March 31, 2004, versus net income of $183,000 or $0.01 per weighted average share for the three months ended March 31, 2003. The reduction in net income was due primarily to the decrease in revenues and gross margins and the increase in interest expense, which was offset in part by lower SG&A expenses.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     As of March 31, 2004, we had cash and cash equivalents of $223,000. The net working capital deficiency at March 31, 2004 was $716,000 versus $1,364,000 at December 31, 2003.

     During the period ended March 31, 2004, we used $837,000 in cash from operations, primarily due to an increase in accounts receivables and inventories, offset in part by an increase in accounts payable. Investing activities during the period ended March 31, 2004 include $228,000 primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $1,070,000 in cash during the period ended March 31, 2004 primarily through the increase of our new revolving credit line.

     During the period ended March 31, 2003, we used $1,010,000 in cash from operations, primarily due to an increase in accounts receivables and inventories, offset in part by an increase in accounts payable. Investing activities during the period ended March 31, 2003 included $410,000 primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $1,399,000 in cash during the period ended March 31, 2003 primarily through the increase of our then existing revolving credit line.

     On October 7, 2003, a group of investors (the “Investors”) purchased all of our then outstanding senior bank debt from The Northern Trust Company (“Northern Trust”), a balance of $37,731,000, at a discount and exchanged such debt with Akorn (the “Exchange Transaction”) for (i) 257,172 shares of our Series A 6.0% Participating Convertible Preferred Stock, (“Preferred Stock”) (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,000 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of our common stock with an exercise price of $1.00 per share (“Exchange Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinate Notes and cash were issued by us to (a) The John N. Kapoor Trust dtd 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our Chairman of the Board of Directors and the holder of a significant stock position in Akorn, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in Akorn, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. Akorn also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. A portion of the legal fees of the Investors was paid for by us.

     Simultaneously with the consummation of the Exchange Transaction, we entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing us with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the “New Credit Facility”) secured by substantially all of our assets. Our obligations under the New Credit Facility have been guaranteed by the Kapoor Trust and Arjun Waney. In exchange for this guaranty, we issued additional warrants to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Arjun Waney, respectively, and have agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the our indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

     The primary impact of the Exchange Transaction and New Credit Facility on our liquidity and capital resources was as follows:

•	The then-existing default on our senior bank debt with Northern Trust was eliminated, as the associated debt was retired;

•	The then-existing defaults on our subordinated loans from NeoPharm, Inc. and the Kapoor Trust were waived;

•	The total amount of our senior bank debt was reduced from $37,731,000 as of September 30, 2003 to $7,000,000 as of the closing of those transactions;

•	The interest rate on our senior bank debt was reduced from prime plus 3.0% to prime plus 1.75% for the new term loans and prime plus 1.50% for the new revolving line of credit;

•	We obtained a revolving line of credit of up to $5,000,000 and an additional $1,000,000 pursuant to the term loan under the New Credit Facility to meet working capital needs and fund future operations;

•	We issued additional subordinated debt with an aggregate principal amount of approximately $2,767,000, which accrues interest at a rate of prime plus 1.75% per annum;

•	We issued preferred stock with an aggregate initial stated value of $25,717,200, which accrues dividends at a rate of 6.0% per annum; and

•	The Investors acquired Preferred Stock and warrants that, as of the closing, had the right to acquire approximately 44,000,000 shares of our common stock, or more than 220% of the outstanding shares of common stock prior to the closing.

     As of April 30, 2004, we had approximately $300,000 in cash and approximately $2,200,000 of undrawn availability under the New Credit Facility with LaSalle Bank.

     We believe that our new line of credit and cash flow from operations will be sufficient to operate our business for the next twelve months. However, we incurred operating losses for the last two years and although we were able to generate positive operating income in the first quarter of 2004, cash flow from operations in the first quarter of 2004 was ($837,000). At this time, we intend to explore opportunities to raise additional capital to fund future growth opportunities.

     If the new line of credit and cash flow from operations are not sufficient to fund the operation of our business, we may be required to seek additional financing. Such additional financing may not be available when needed or on terms favorable to us and our shareholders. Any such additional financing, if obtained, will likely require the granting of rights, preferences or privileges senior to those of the common stock and result in additional dilution of the existing ownership interests of the common stockholders.

     We continue to be subject to potential claims by the FDA that could have a material adverse effect on us. See Note L — “Commitments and Contigencies.” There can be no guarantee that we will successfully resolve the ongoing compliance matters with the FDA. However, we have submitted to the FDA and have implemented a plan for comprehensive corrective actions at our Decatur, Illinois facility.

     Our recurring losses, working capital deficiencies and FDA compliance issues raise substantial doubt as to our ability to continue as a going concern.

New Credit Facility

     As described in Note H — “Financing Arrangements” — to the Consolidated Financial Statements, we entered into a New Credit Facility with LaSalle Bank. The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the “Term Loans”), as well as a revolving line of credit of up to $5,000,000 (the “Revolver”) secured by substantially all of our assets. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50%.

     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2.5 million, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. If we are not in compliance with the covenants of the New Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the New Credit Facility would become immediately due and payable. The New Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. We have negotiated an agreement under the New Credit Facility to waive certain defaults as of December 31, 2003 and to amend certain covenants for 2004 on a going forward basis. Because the New Credit Facility also requires us to maintain our deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability

FDA Compliance Matters

     As described in more detail in Note L — “Commitment and Contingencies,” we continue to be subject to potential claims by the FDA. While we are cooperating with the FDA and seeking to resolve our ongoing compliance matters, an unfavorable outcome may have a material impact on our operations and its financial condition, results of operations and/or cash flows and may constitute a covenant violation under the New Credit Facility, any or all of which could have a material adverse effect on our liquidity and ability to continue as a going concern.

Facility Expansion

     We are in the process of completing an expansion of our Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services, which manufacturing capability we currently do not have. Subject to our ability to generate sufficient operating cash flow or to obtain new financing for future operations and capital expenditures, we anticipate the completion of the Lyophilization expansion in the second half of 2005. As of March 31, 2004, we had spent approximately $18.2 million on the expansion and anticipate the need to spend approximately $1.0 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, we will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA.

Subordinated Debt

     In 2001, we entered into a $5,000,000 convertible subordinated debt agreement with the Kapoor Trust (the “Trust Agreement”). Under the terms of the Trust Agreement, the convertible subordinated debt, which is due December 20, 2006, bears interest at prime plus 3% and was issued with detachable warrants to purchase shares of common stock. Interest payments are currently prohibited under the terms of a subordination arrangement. The convertible feature of the Trust Agreement, as amended, allows for conversion of the subordinated debt plus interest into our common stock, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     In December 2001, we entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund our efforts to complete our lyophilization facility located in Decatur, Illinois. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of our lyophilization facility each year. Dr. John N. Kapoor, our chairman is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as us . In September 30, 2003, we defaulted under the NeoPharm Promissory Note as a result of our failure to remove all FDA warning letter sanctions related to our Decatur, Illinois facility by June 30, 2003. We also defaulted under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note.

     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest under the NeoPharm Note accrues at 1.75% above LaSalle Bank’s prime rate (5.75% as of March 31, 2004). Interest payments under both agreements are currently prohibited under the terms of a subordination arrangement with LaSalle. The amended NeoPharm Note also requires us to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the amended NeoPharm Note are payable at maturity on December 20, 2006. The Kapoor Trust amendment did not change the interest rate or the maturity date of the loans under the Trust Agreement.

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

Preferred Stock

     The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly, provided that in the event shareholder approval authorizing sufficient shares of common stock to be authorized and reserved for conversion of all of the Preferred Stock and warrants issued in connection with the Exchange Transaction (“Stockholder Approval”) has not been received by October 7, 2004, such rate is to increase to 10.0% until Shareholder Approval has been received and sufficient shares of common stock are authorized and reserved. While the dividends could be paid in cash at our option, such dividends are currently being deferred and added to the Preferred Stock balance. In January 2004, 3,686 additional shares of Preferred Stock were issued representing the dividends earned through December 31, 2003. Subject to certain limitations, on October 31, 2011, we are required to redeem all shares of Preferred Stock for an amount equal to $100 per share, as may be adjusted from time to time as set forth in our Articles of Amendment (the “Articles of Amendment”) to the Articles of Incorporation (the “Stated Value”), plus all accrued but unpaid dividends on such shares. Shares of Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain antidilution protections. The Preferred Stock and unpaid dividends are convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) the Stated Value plus any accrued but unpaid dividends by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Amendment. Provided that Stockholder Approval has been received and sufficient shares of common stock are authorized and reserved for conversion, all shares of Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share.

     Holders of Preferred Stock have full voting rights, with each holder entitled to the number of votes equal to the number of shares of common stock into which its shares can be converted. Holders of Preferred Stock and common stock shall vote together as a single class on all matters submitted to a shareholder vote, except in cases where a separate vote of the holders of Preferred Stock is required by law or by the Articles of Amendment. The Articles of Amendment provide that we cannot take certain actions, including (i) issuing additional Preferred Stock or securities senior to or on par with the Preferred Stock, (ii) amending our Articles of Incorporation or By-laws to alter the rights of the Preferred Stock, (iii) effecting a change of control or (iv) effecting a reverse split of the Preferred Stock, without the approval of the holders of 50.1% of the Preferred Stock.

     Immediately after the Exchange Transaction, the Investors held approximately 75% of the aggregate voting rights represented by outstanding shares of common and Preferred Stock. After the Exchange Transaction and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the Investors would hold approximately 77% of the common stock, on a fully-diluted basis. Prior to the Exchange Transaction, the Investors held approximately 35% of the outstanding voting securities and would have held approximately 42% of the common stock on a fully-diluted basis.

     The initially recorded amount of the Preferred Stock, as described in Note G of our annual report on Form 10K, was $5,174,000 below its stated value. We are accreting this difference over the time period from issuance to the mandatory redemption date of October 31, 2011.

     Pursuant to FASB No. 150 — “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, as amended, the Preferred Stock is currently reflected as a liability because of its mandatory redemption feature. As such, accretion as described above and dividends are reflected as interest expense in the statement of operations for 2003. Should Stockholder Approval be obtained to effectively allow conversion of the Preferred Stock into common stock, the then-carrying value of the Preferred Stock will be reclassified into shareholders’ equity and future accretion and dividends will be reflected as adjustments to retained earnings and will also impact income (loss) available to common shareholders. Additionally, upon Shareholder Approval, and in accordance with EITF Abstract No. 00-27, we will also the record the value of the conversion option imbedded in the Preferred Stock, subject to limitations described in the EITF. The value of the beneficial conversion feature was computed as $37,418,000 as of the Exchange Transaction date. That amount, however, will be limited to the recorded value of the Preferred Stock on the Exchange Transaction date ($20,874,000). The then resulting carrying value of the Preferred Stock will then be adjusted to its full aggregated stated value, plus unpaid dividends, with a charge directly to retained earnings. That charge will not impact net earnings for the period it is recorded, but will substantially reduce earnings available to common stockholders for that period. Management expects to receive Stockholder Approval at our next meeting of shareholders tentatively scheduled in the 2nd quarter of 2004.

Other Indebtedness

     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,546,000 and $1,623,000 at March 31, 2004 and December 31, 2003, respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

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

ALLOWANCE FOR CHARGEBACKS AND REBATES

     We maintain allowances for chargebacks and rebates. These allowances are reflected as a reduction of accounts receivable.

     We enter into contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the products from us. When a wholesaler sells products to one of the third parties that is subject to a contractual price agreement, the difference between the price paid to us by the wholesaler and the price under contract is charged back to us by the wholesaler. We track sales and submitted chargebacks by product number for each wholesaler. Utilizing this information, we estimate a chargeback percentage for each product. We reduce gross sales and increase the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. We reduce the chargeback allowance when we process a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period.

     Management obtains wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, we obtained better information from the wholesalers to estimate the amount of in-transit inventory, which lowered our estimate of in-transit inventory. This resulted in us recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. We intend to use this new information on a go forward basis to estimate in-transit inventory.

     Similarly, we maintain an allowance for rebates related to contract and other programs with certain customers. The rebate allowance also reduces gross sales and accounts receivable by the amount of the estimated rebate amount when we sell our products to our rebate-eligible customers. Rebate percentages vary by product and by volume purchased by each eligible customer. We track sales by product number for each eligible customer and then apply the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. We reduce gross sales and increase the rebate allowance by the estimated rebate amount for each product sold to an eligible customer. We reduce the rebate allowance when we process a customer request for a rebate. At each balance sheet date, we evaluate the allowance against actual rebates processed and such amount can vary materially from period to period.

     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month period ended March 31, 2004 and 2003, we recorded chargeback and rebate expense of $2,845,000 and $2,762,000, respectively. The allowance for chargebacks and rebates was $4,228,000 and $4,804,000 as of March 31, 2004 and December 31, 2003, respectively.

ALLOWANCE FOR PRODUCT RETURNS

     We also maintain an allowance for estimated product returns. Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. Actual returns processed can vary materially from period to period. For the three month periods ended March 31, 2004 and 2003, we recorded a provision for product returns of $795,000 and $697,000, respectively. The allowance for potential product returns was $1,469,000 and $1,077,000 at March 31, 2004 and December 31, 2003, respectively.

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

receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels).

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

     For the three month periods ending March 31, 2004 and 2003, we recorded a net benefit for doubtful accounts of $362,000 and $6,000, respectively as recoveries and reduced reserve requirements exceeded write-offs and newly identified collectibility concerns. The allowance for doubtful accounts was $424,000 and $609,000 as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2003, we had a total of $1,391,000 of past due gross accounts receivable, of which $603,000 was over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $424,000, the portion related to the wholesaler customers is $237,000 with the remaining $187,000 reserve for all other customers.

ALLOWANCE FOR DISCOUNTS

     We maintain an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. We evaluate the allowance balance against actual discounts taken. For the three month periods ended March 31, 2004 and 2003, we recorded a provision for discounts of $192,000 and $203,000 respectively. The allowance for discounts was $129,000 and $94,000 as of March 31, 2004 and December 31, 2003, respectively.

ALLOWANCE FOR SLOW-MOVING INVENTORY

We maintain an allowance for slow-moving and obsolete inventory. For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyze our raw material and component inventory for slow moving items. For the three month periods ended March 31, 2004 and 2003, we recorded a provision for slow-moving and obsolete inventory of $303,000 and $169,000, respectively. The allowance for slow-moving and obsolete inventory was $983,000 and $917,000 as of March 31, 2004 and December 31, 2003, respectively.

INCOME TAXES

     We file a consolidated federal income tax return with its subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred tax asset is necessary, we consider both negative and positive evidence, which can be objectively verified.

INTANGIBLES

     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at March 31, 2004 and December 31, 2003 was $10,316,000 and $9,958,000, respectively. We annually assess the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with changes in interest rates. Our interest rate exposure currently involves four debt instruments. Term loan debt under the New Credit Agreement, as well as debt under the Amended NeoPharm Note and the 2003 Subordinated Promissory Notes, bears interest at prime plus 1.75%. Revolver debt under the New Credit Agreement bears interest at prime plus 1.50%. The subordinated convertible debentures issued to the Kapoor Trust under the Trust Agreement bear interest at prime plus 3.0%. All of our remaining long-term debt is at fixed interest rates. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at March 31, 2004 would result in a $230,000 pre-tax change in annual interest expense.

     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.

The fair value of the debt obligations approximated the recorded value as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.

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

     On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff’s investigation and proposed enforcement action as described above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of the Company’s material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company’s accounts receivables. On October 27, 2003, the recently appointed special committee engaged Jefferson Wells, International (“Jefferson Wells”) to serve as consultant in this capacity. On February 6, 2004, Jefferson Wells reported its findings to the special committee, such findings being that the Company has made the necessary personnel changes and procedural improvements required to maintain control over the accounts receivable process and establish the necessary reserves. Jefferson Wells report was delivered to the SEC on February 13, 2004

     (ii) In October 2000, the FDA issued a warning letter to the Company following the FDA’s routine cGMP inspection of the Company’s Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. The October 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company’s plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company’s actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions and has provided progress report to the FDA on April 15, May 15 and June 15, 2003.

     The Company is working with FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. On February, 11, 2004, the FDA began an inspection of the Decatur facility, which was completed on April 7, 2004. The Company has responded to the findings from this inspection and will be meeting in the near future with the FDA to discuss these responses and the status of the Decatur facility.

     As a result of the latest inspection, the FDA may take any of the following actions: (i) find that the Decatur facility is in substantial compliance; (ii) require the Company to undertake further corrective actions, which could include a recall of certain products, and then conduct another inspection to assess the success of those efforts; (iii) seek to enjoin the Company from further violations, which may include temporary suspension of some or all operations and potential monetary penalties; or (iv) take other enforcement action which may include seizure of Company products. At this time, it is not possible to predict the FDA’s course of action.

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

     (iii) On August 9, 2003, Novadaq Technologies Inc. (“Novadaq”) notified the Company that it had requested arbitration related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference. The Company would be obligated to provide a Right of Reference under the January 4, 2002 Supply Agreement between the two companies. The Company does not believe it is obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. The Company also is contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. Even if the Right of Reference is provided, the approval process for such a product is expected to take several years. The Company is in the process of preparing for arbitration on this matter and will defend itself vigorously, nonetheless, the Company and Novadaq entered into an Agreed Order whereby the Company would provide the requested Right of Reference to Novadaq. The Agreed Order terminates upon the settlement of the dispute between the parties or in the event that the final disposition of the arbitration filed with the ICA results in a final decision against Novadaq or a failure to hold that Novadaq has a right to the Right of Reference.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     The Company is currently not in default of any covenants under its debt agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1) Waiver an modification of BANK covenants

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

Date: May 14, 2004