Form 10-Q
period 2004-06-30
AKORN INC
filed 2004-08-13
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13976

AKORN, INC.

(Exact Name of Registrant as Specified in its Charter)

LOUISIANA	72-0717400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 MILLBROOK DRIVE
BUFFALO GROVE, ILLINOIS	60089
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [   ] No [X]

     At August 10, 2004 there were 20,612,684 shares of common stock, no par value, outstanding.

Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets-June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations-Three and six months ended June 30, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows-Six months ended June 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4. Controls and Procedures	28
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	29
ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Submission of Matters to a Vote of Security Holders	31
ITEM 5. Other Information	31
ITEM 6. Exhibits and Reports on Form 8-K	31
Waiver and Modification of Bank Covenants
Certification of Chief Executive Officer
Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

AKORN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$218
Trade accounts receivable (less allowance for doubtful accounts of $722 and $609, respectively)	4,489	1,626
Inventories	8,803	7,807
Prepaid expenses and other current assets	803	944

TOTAL CURRENT ASSETS	14,095	10,595
OTHER ASSETS
Intangibles, net	10,372	12,872
Investment in Novadaq Technologies, Inc.	713	713
Other	627	1,328

TOTAL OTHER ASSETS	11,712	14,913
PROPERTY, PLANT AND EQUIPMENT, NET	32,992	33,907

TOTAL ASSETS	$58,799	$59,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of long-term debt	$6,294	$4,156
Trade accounts payable	6,279	5,411
Accrued compensation	900	510
Accrued expenses and other current liabilities	1,521	1,882

TOTAL CURRENT LIABILITIES	14,994	11,959
Long-term debt, less current installments	12,805	13,777
Redeemable Preferred Stock, $1.00 par value—5,000,000 shares authorized, 268,831 and 257,172 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	22,181	21,132
OTHER LONG-TERM LIABILITIES	1,431	1,156

TOTAL LIABILITIES	51,411	48,024
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value—40,000,000 shares authorized, 20,507,756 and 19,825,296 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	26,748	25,506
Warrants to acquire common stock	13,278	13,724
Accumulated deficit	(32,638)	(27,839)

TOTAL SHAREHOLDERS’ EQUITY	7,388	11,391

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,799	$59,415

See notes to condensed consolidated financial statements.

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
Revenues	$11,076	$8,840	$22,736	$21,622
Cost of sales	7,757	8,305	15,398	15,243

GROSS PROFIT	3,319	535	7,338	6,379
Selling, general and administrative expenses	3,254	3,610	6,150	7,773
Amortization and write-down of intangibles	1,877	344	2,560	699
Research and development expenses	383	362	712	835

TOTAL OPERATING EXPENSES	5,514	4,316	9,422	9,307

OPERATING LOSS	(2,195)	(3,781)	(2,084)	(2,928)
Interest expense	(1,386)	(612)	(2,713)	(1,257)

LOSS BEFORE INCOME TAXES	(3,581)	(4,393)	(4,797)	(4,185)
Income tax provision (benefit)	2	(196)	2	(171)

NET LOSS	$(3,583)	$(4,197)	$(4,799)	$(4,014)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.18)	$(0.21)	$(0.24)	$(0.20)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	20,190	19,723	20,038	19,705

See notes to condensed consolidated financial statements.

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(4,799)	$(4,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,768	2,228
Write-down of long lived assets	1,849	—
Amortization of debt discounts	478	500
Non-cash expenses related to preferred stock	1,049	—
Changes in operating assets and liabilities:
Accounts receivable	(2,863)	1,865
Inventories	(996)	635
Prepaid expenses and other current assets	141	(568)
Trade accounts payable	868	415
Accrued expenses and other liabilities	304	(449)

NET CASH USED IN OPERATING ACTIVITIES	(1,201)	612
INVESTING ACTIVITIES
Purchase of intangible asset	(60)	—
Purchases of property, plant and equipment	(441)	(903)

NET CASH USED IN INVESTING ACTIVITIES	(501)	(903)
FINANCING ACTIVITIES
Repayment of long-term debt	(1,335)	(155)
Net borrowings under lines of credit	2,127	12
Proceeds under stock option and stock purchase plans	692	70

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,484	(73)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(218)	(364)
Cash and cash equivalents at beginning of period	218	364

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(0)	$(0)

Amount paid for interest (net of capitalized interest)	$308	$797
Amount refunded for income taxes	38	—

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

     Basis of Presentation: The Company’s losses from operations in recent years and working capital deficiencies, together with the need to successfully resolve its ongoing compliance matters with the Food and Drug Administration (“FDA”), have raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business although the report of our independent auditors as of and for the year ended December 31, 2003 expressed substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     As of June 30, 2004, the Company had approximately $1.3 million of undrawn availability under its new line of credit. The Company believes that the new line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company’s business for the next twelve months, although there can be no assurance of this sufficiency. At this time, the Company is exploring opportunities to raise additional capital to fund future growth opportunities.

     Although the Company has refinanced its debt on a long-term basis as described above, it continues to be subject to financial covenants under the new debt and to ongoing FDA compliance matters that could have a material adverse effect on the Company. See Note L — “Commitments and Contingencies” for further description of these matters. The Company is working with the FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. The FDA completed inspection of the Decatur facility on April 7, 2004. The Company has responded to the findings from this inspection and has been meeting with the FDA to discuss these responses and the status of the Decatur facility. As a result of these meetings, the Company will be subject to a confirmatory inspection to verify the Company’s corrective actions on the previous inspection. The result of the last inspection remains open, pending this confirmatory inspection. The confirmatory inspection is anticipated to occur in the fourth quarter of 2004. The management of the Company believes that the Company will successfully resolve these compliance matters with the FDA. However, there can be no guarantee that the FDA matters will be successfully resolved.

     The Company has added key management personnel, including the hiring of a new chief financial officer in June 2004 along with additional personnel in critical areas. Management has reduced the Company’s cost structure, improved the Company’s processes and systems, and implemented strict controls over capital spending. Management believes these activities will improve the Company’s results of operations, cash flow from operations and its future prospects.

     As a result of all of the factors cited in the preceding paragraphs, management believes that the Company should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether the Company will be able to continue as a going concern.

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

     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

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

     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the three and six months ended June 30, would have been as follows:

	Three Months ended June 30		Six Months ended June 30
	2004	2003	2004	2003
Net loss, as reported	$(3,583)	$(4,197)	$(4,799)	$(4,014)
Add stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(54)	3	(517)	(86)

Pro forma net loss	$(3,637)	$(4,194)	$(5,316)	$(4,100)

Basic and diluted loss per share of common stock
Basic and diluted as reported	$(0.18)	$(0.21)	$(0.24)	$(0.20)
Basic and diluted pro forma	$(0.18)	$(0.21)	$(0.24)	$(0.21)

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

     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, the Company obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered its estimate of in-transit inventory. This resulted in the Company recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. The Company intends to use this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, the Company, in accordance with its policy, reduced its estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six quarter trend of such sales being below the Company’s previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. The Company intends to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made. Also, the Company does not expect any other significant changes in its chargeback estimates during 2004.

     Similarly, the Company maintains an allowance for rebates related to contract and other programs with certain customers. Rebate percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. The Company reduces gross sales and increases the rebate allowance by the estimated rebate amount when the Company sells its products to its rebate-eligible customers. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company analyzes the allowance for rebates against actual rebates processed and makes necessary adjustments as appropriate. Actual rebates processed can vary materially from period to period.

     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month periods ended June 30, 2004 and 2003, the Company recorded chargeback and rebate expense of $3,575,000 and $3,543,000, respectively. For the six months ended June 30, 2004 and 2003, the Company recorded chargeback and rebate expense of $6,420,000 and $6,305,000, respectively. The allowance for chargebacks and rebates was $3,666,000 and $4,804,000 as of June 30, 2004 and December 31, 2003, respectively.

Product Returns

     Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, the Company considers actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three month periods ended June 30, 2004 and 2003, the Company recorded a provision for product returns of $387,000 and $640,000, respectively. For the six month period ending June 30, 2004 and 2003, the Company recorded a provision for product returns of $1,182,000 and $1,337,000, respectively. The allowance for potential product returns was $1,283,000 and $1,077,000 at June 30, 2004 and December 31, 2003, respectively.

Doubtful Accounts

     Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of selling, general and administrative expense. In estimating the allowance for doubtful accounts, the Company has:

•	Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, factors that affect particular distribution channels).

•	Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) other information such as buying patterns and payment patterns, particularly in respect to major customers.

•	Developed assumptions reflecting management’s judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to “partial payments;” (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic factors that might affect collectibility of outstanding balances — based upon information available at the time.

     For the three month periods ending June 30, 2004 and 2003, we recorded a net benefit for doubtful accounts of $65,000 and $342,000, respectively, as recoveries and reduced reserve requirements exceeded write-offs and newly identified collectibility concerns. For the six months ending June 30, 2004 and 2003, we recorded a net benefit for doubtful accounts of $427,000 and $348,000, respectively. The allowance for doubtful accounts was $722,000 and $609,000 as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, we had a total of $976,000 of past due gross accounts receivable. Included in this total is a credit balance of $243,000, which represents wholesaler chargeback deductions that are over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $722,000, the portion related to major wholesaler customers is $466,000 with the remaining $256,000 reserve for all other customers.

Discounts

     Cash discounts are available to certain customers based on agreed upon terms of sale. The Company evaluates the discount reserve balance against actual discounts taken. For the three month periods ended June 30, 2004 and 2003, the Company recorded a provision for cash discounts of $139,000 and $155,000, respectively. For the six months ending June 30, 2004 and 2003, the Company recorded a provision for cash discounts of $331,000 and $358,000, respectively. The allowance for discounts was $152,000 and $94,000 as of June 30, 2004 and December 31, 2003, respectively.

NOTE F – INVENTORIES

     The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2004	2003
Finished goods	$3,809	$3,510
Work in process	1,652	1,385
Raw materials and supplies	3,342	2,912

	$8,803	$7,807

     Inventory at June 30, 2004 and December 31, 2003 is reported net of reserves for slow-moving, unsaleable and obsolete items of $904,000 and $917,000, respectively, primarily related to finished goods. For the three month periods ended June 30, 2004 and 2003, the Company recorded a provision of $382,000 and $239,000, respectively. For the six months ended June 30, 2004 and 2003, the Company recorded a provision of $685,000 and $408,000, respectively.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2004	2003
Land	$396	$396
Buildings and leasehold improvements	9,319	8,890
Furniture and equipment	27,439	27,117
Automobiles	55	55

	37,209	36,458
Accumulated depreciation	(22,991)	(21,636)

	14,218	14,822
Construction in progress	18,774	19,085

	$32,992	$33,907

     Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project that is intended to enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the Lyophilization project of $83,000 and $306,000 during the three-month periods ended June 30, 2004 and 2003, respectively. For the six month periods ended June 30, 2004 and 2003, the Company capitalized interest expense related to the Lyophilization project of $173,000 and $602,000, respectively. Subject to the Company’s ability to generate sufficient operating cash flow or obtain new financing for future operations and capital expenditures, the Company anticipates completion of the lyophilization project (principally including validation testing of the process as of June 30, 2004) in the first half of 2005. Future costs are estimated to be $1.0 million excluding capitalized interest. The Company can make no assurances that it will be able to complete this project within its estimated timeframe, or at all, or that material impairment charges will not be required if such completion does not occur as anticipated.

NOTE H — FINANCING ARRANGEMENTS

     The Company’s long-term debt consists of (in thousands):

	June 30,	December 31,
	2004	2003
Credit Agreement with LaSalle Bank:
Line of Credit	$3,627	$1,500
Term Loans	5,245	6,415
Convertible subordinated debentures	5,000	5,000
Mortgages payable	1,468	1,623
Promissory note to NeoPharm, Inc.	3,250	3,250
2003 Subordinated Notes	2,767	2,767

	21,357	20,555
Less unamortized discount on debt	2,258	2,622
Less current portion	6,294	4,156

Long-term debt	$12,805	$13,777

     In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company (“Northern Trust”), which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. Borrowings under this credit agreement were secured by substantially all of the assets of the Company and bore floating interest rates that were 7.25% at June 30, 2003.

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

     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from Northern Trust, a balance of $37,731,000, at a discount and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock of the Company (“Preferred Stock”), (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,139 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share (“Exchange Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinated Notes and cash were issued by the Company to (a) The John N. Kapoor Trust dtd 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

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

     The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the “Term Loans”) as well as a revolving line of credit of up to $5,000,000 (the “Revolver”) secured by substantially all of the assets of the Company. The New Credit Facility matures on October 7, 2005. The Term Loans bear interest at prime plus 1.75% (5.75% at June 30, 2004) and require principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50% (5.50% as of June 30, 2004). Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2,500,000 and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000 as of August 18, 2003) and the sum of $1,750,000 and the outstanding balance under term loan B. The availability as of June 30, 2004 was $1,323,000. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. We had negotiated an amendment to the New Credit Facility effective December 31, 2003 to clarify certain covenant computations and waive certain technical violations. Certain financial covenants were further amended and the time for compliance with certain non-financial covenants was extended under an amendment entered into with LaSalle Bank on August 13, 2004. The New Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the financial condition of the Company. Because the New Credit Facility also requires the Company to maintain its deposit accounts with LaSalle, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, requires that the Company classify outstanding borrowings under the Revolver as a current liability.

     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement with the Kapoor Trust (“Trust Agreement”). Under the terms of the Trust Agreement, the convertible subordinated debt bears interest at prime plus 3.0% (7.0% as of June 30, 2004), is due on December 20, 2006 and was issued with detachable warrants to purchase approximately 1,667,000 shares of common stock. Interest cannot be paid on the convertible subordinated debt until the repayment of all amounts under the New Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allows the Kapoor Trust to immediately convert the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     The Company, in accordance with APB Opinion No. 14, recorded the convertible subordinated debt and related warrants as separate securities. Furthermore, in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 00-27, the Company has also computed and recorded a separate amount related to the “intrinsic” value of the conversion option related to the debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the “intrinsic” value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt. Additionally, as the accrued interest on the convertible subordinated debt is also convertible into common stock, it may also result in separately recordable beneficial conversion amounts. Such amounts would be recorded if the price of the Company’s common stock is higher than the conversion rate when the interest is accrued. In the second quarter 2004, the Company reclassified approximately $105,000 of debt to equity in recognition of the beneficial conversion on the convertible subordinated debt.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s lyophilization facility each year. Dr. John N. Kapoor, the Company’s chairman holds a substantial stock position in NeoPharm as well as in the Company. In September 30, 2003, the Company defaulted under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facility by June 30, 2003. The Company also defaulted under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note.

     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest under the NeoPharm Note accrues at 1.75% above LaSalle Bank’s prime rate (5.75% as of June 30, 2004). Interest payments under both agreements are currently prohibited under the terms of a subordination arrangement with LaSalle. The amended NeoPharm Note also requires the Company to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the amended NeoPharm Note are payable at maturity on December 20, 2006. The Kapoor Trust amendment did not change the interest rate or the maturity date of the loans under the Trust Agreement.

     As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75% (5.75% as of June 30, 2004), but interest payments are currently prohibited under the terms of a subordination arrangement between LaSalle and the Note Holders. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the amended NeoPharm Note but senior to the Trust Agreement. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All unexercised subordinated debt warrants expire on October 7, 2006. The Company, in accordance with APB Opinion No. 14, recorded the initial issuance of the 2003 Subordinated Notes and related warrants as separate securities. The fair value of the subordinated note warrants was estimated on the date of issuance using the modified Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 127.5%, (iii) risk free rate of 2.19%, and (iv) expected life of 3 years. As a result, the Company assigned a value of $336,000 to subordinated note warrants and recorded this amount in shareholders’ equity and as a discount, along with the spread between the face value of the debt and its initial recorded value as described above, on the 2003 Subordinated Notes. Related debt discount amortization for the three and six month periods ended June 30, 2004 was $88,000 and $176,000, respectively.

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     As part of the Exchange Transaction, the Company recorded $1,627,000 as deferred financing costs, including the value of the Guarantee Warrants. This amount is being amortized as a component of interest expense over the life of the related debt or guarantee. Amortization for the three and six months ended June 30, 2004 was $349,000 and $698,000, respectively.

     During the second quarter, as allowed under the provisions of the exchange warrants, 416,667 warrants were exercised on a cashless basis for 297,619 shares of commons stock.

Note I — Preferred Stock

     The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at the Company’s option, such dividends are currently being deferred and added to the Preferred Stock balance. In January 2004, 3,686 additional shares of Preferred Stock were issued representing the dividends earned through December 31, 2003. In April 2004 and July 2004, 3,956 and 4,017 shares, respectively of additional shares of Preferred Stock were issued representing the dividends earned year-to-date through June 30, 2004. All shares of Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain antidilution protections. The Preferred Stock and unpaid dividends are convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Amendment. All shares of Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. Until the Company’s shareholders approved certain provisions regarding the Preferred Stock (the ‘Stockholders Approval’), which occurred in July 2004, the Preferred Stock was also mandatorily redeemable in October 2011.

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

     The initially recorded amount of the Preferred Stock, as described in Note H, was $5,174,000 below its stated value. The Company, up through the Stockholders Approval date, had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion for the three and six month periods ended June 30, 2004 was $161,000 and $323,000, respectively.

     Pursuant to FASB No. 150 — “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as amended, the Preferred Stock was originally reflected as a liability because of its mandatory redemption feature. That characterization remained as of June 30, 2004. As such, accretion as described above and dividends have been reflected as interest expense in the statement of operations through July 2004. As a result of the Stockholders Approval, the July 2004 carrying value of the Preferred Stock was reclassified into shareholders’ equity and future accretion and dividends will be reflected as adjustments to retained earnings and will also impact income (loss) available to common stockholders. Additionally, and in accordance with EITF Abstract No. 00-27, the Company will also record in July 2004 the value of the conversion option imbedded at issuance in each share of Preferred Stock, subject to limitations described in the EITF. That value, approximately $21 million, will reduce the carrying value of the Preferred Stock to near $1 million with the offsetting increase to Common Stock. The carrying value of the Preferred Stock will then be adjusted to its full aggregated stated value, plus unpaid dividends (approximately $28 million), with a charge directly to retained earnings. That charge will not impact net earnings for the third quarter, but will substantially reduce earnings available to common stockholders and earnings per share for that period.

NOTE J — EARNINGS PER COMMON SHARE

     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three and six month periods ended June 30, 2004 and 2003, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted loss per share equals basic loss per share for each period.

     The number of shares subject to warrants, options and conversion rights excluded in each period is reflected in the following table.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Shares subject to warrants, convertible debt and convertible preferred stock	(417)	48	12,309	4,474
Shares subject to options	(449)	183	2,666	3,600

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
REVENUES
Ophthalmic	$6,371	$5,965	$13,806	$11,252
Injectable	1,986	1,544	4,305	7,449
Contract Services	2,719	1,331	4,625	2,921

Total revenues	$11,076	$8,840	$22,736	$21,622

GROSS PROFIT
Ophthalmic	$2,888	$1,136	$6,344	$3,153
Injectable	298	(228)	705	3,493
Contract Services	133	(373)	289	(267)

Total gross profit	3,319	535	7,338	6,379
Operating expenses	5,514	4,316	9,422	9,307

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Total operating loss	(2,195)	(3,781)	(2,084)	(2,928)
Interest expense	(1,386)	(612)	(2,713)	(1,257)

Loss before income taxes	$(3,581)	$(4,393)	$(4,797)	$(4,185)

     Results for the second quarter of 2004 include impairment charges of approximately $1,526,000 related to licenses for certain ophthalmic products, which could no longer be supported by the Company’s expected sales of the related product. Additionally, in the first quarter, the Company recorded an impairment charge of approximately $325,000 related to the license for an ophthalmic product that the Company, based on developments over the recent months, has concluded may not be sellable at amounts and prices that would support the related intangible asset.

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

     On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff’s investigation and proposed enforcement action as described above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 there under. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of the Company’s material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company’s accounts receivables. On October 27, 2003, the recently appointed special committee engaged Jefferson Wells, International (“Jefferson Wells”) to serve as consultant in this capacity. On February 6, 2004, Jefferson Wells reported its findings to the special committee, such findings being that the Company has made the necessary personnel changes and procedural improvements required to maintain control over the accounts receivable process and establish the necessary reserves. Jefferson Wells’ report was delivered to the SEC on February 13, 2004. On May 3, 2004 the Company announced that the Company’s stock began trading on the OTC Bulletin Board.

     (ii) In October 2000, the FDA issued a warning letter to the Company following the FDA’s routine Current Good Manufacturing Practices (“cGMP”) inspection of the Company’s Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. The October 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company’s plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2.0 million of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company’s actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company has responded to these latest findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions and provided progress reports to the FDA on April 15, May 15 and June 15, 2003.

     The Company is working with the FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. The FDA completed another inspection of the Decatur facility on April 7, 2004. The Company has responded to the findings from this inspection and has been meeting with the FDA to discuss these responses and the status of the Decatur facility. As a result of these meetings, the Company will be subject to a confirmatory inspection to verify the Company’s corrective actions on the previous inspection. The result of the last inspection remains open, pending this confirmatory inspection. The confirmatory inspection is anticipated to occur in the fourth quarter of 2004. The management of the Company believes that the Company will successfully resolve these compliance matters with the FDA. However, there can be no guarantee that the FDA matters will be successfully resolved.

     As a result of the confirmatory inspection, the FDA may take either of the following actions: (i) find that the Decatur facility is in substantial compliance; or (ii) require the Company to undertake further corrective actions, and then conduct another inspection to assess the success of those efforts. At this time, it is not possible to predict the FDA’s course of action.

     The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company for products to be manufactured at its Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, the Company’s ability to expand its sales through new product introductions. However, the Company is able to continue manufacturing and distributing its current product lines.

     (iii) On August 9, 2003, Novadaq Technologies Inc. (“Novadaq”) notified the Company that it had requested arbitration related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference. The Company would have been obligated to provide a Right of Reference under the January 4, 2002 Supply Agreement between the two companies. The Company did not believe it was obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. The Company was also contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. On June 4, 2004, an agreement was reached between the Company and Novadaq, whereby the Company would provide the requested Right of Reference to Novadaq in exchange for Novadaq’s repurchase of the Company’s holdings in Novadaq at a purchase price of $2,000,000 (U.S.). Proceeds were received in July 2004 (and used to reduce outstanding debt obligations) and a gain of approximately $1,280,000 will be reported during the third quarter.

(iv) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC, as amended (the “AEG Letter Agreement”), terminated its consultant AEG Partners LLC (“AEG”).

AEG contends that, as a result of the Exchange Transaction, the Company must pay it a “success fee” consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company’s common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the convertible Preferred Stock issued in connection with the Exchange Transaction. The Company disputes that AEG is owed this success fee. Pursuant to the AEG Letter Agreement, the Company and AEG participated in a mandatory and binding arbitration hearing on August 2 and 3, 2004. The arbitrator took the matter under submission and is due to issue a decision by September 2, 2004.

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

NOTE M — SUBSEQUENT EVENTS

     On July 21, 2004 the Company and FDC Limited (“FDC”), India’s second largest manufacturer and marketer of ophthalmic pharmaceutical products, announced the signing of a Purchase and Supply Agreement which would provide the Company with an ophthalmic finished dosage form product pipeline for exclusive use in the United States and Canada. The ophthalmic products will be developed and manufactured for the Company by FDC.

     Under the agreement, the Company will be responsible for U.S. FDA regulatory submissions and marketing of the products directly in the United States. Innova, the Company’s Canadian distributor for ophthalmic products, will be responsible for the direct marketing of these products in Canada. FDC exports active pharmaceutical ingredients to over 45 countries, including the United States and Canada, and holds drug master files and registration in both countries. Products will be manufactured in India, and FDC is intending to submit approximately four to six ANDA’s in the first year of the Agreement.

Item 2.

AKORN, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of Akorn or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	Our ability to resolve our Food and Drug Administration compliance issues at our Decatur, Illinois facilities;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding to operate and grow our business;

•	The effects of federal, state and other governmental regulation of our business;

•	Our success in developing, manufacturing and acquiring new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission filings.

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

     On October 7, 2003, a significant threat to our ability to continue as a going concern was resolved when we consummated a transaction with a group of investors that resulted in the extinguishment of our then outstanding senior bank debt in the amount of approximately $37,731,000 in exchange for shares of our Series A 6% Participating Convertible Preferred Stock (“Preferred Stock”), warrants to purchase shares of our common stock, subordinated promissory notes in the aggregate amount of $2,767,139 and a new credit facility under which approximately $7,000,000 was outstanding as of the date of the transaction, $5,473,862 of which was paid to the investors in the transaction. For more information regarding this transaction, see Note H — “Financing Arrangements”.

     Although we have refinanced our debt on a long-term basis as described above, we continue to be subject to financial covenants under the new debt and ongoing FDA compliance matters that could have a material adverse effect us. See Note L — “Commitments and Contingencies” for further description of these matters. We are working with the FDA to favorably resolve such compliance matters and have submitted to the FDA and continue to implement a plan for comprehensive corrective actions at our Decatur, Illinois facility. As a confirmatory result of these meetings, we will be subject to an inspection to verify our corrective actions on the previous inspections. The result of the last inspection remains open pending this confirmatory inspection. The confirmatory inspection is anticipated to occur in the fourth quarter of 2004. Our management believes that we will successfully resolve these compliance matters with the FDA. However, there can be no guarantee that the FDA matters will be successfully resolved.

     We have added key management personnel, including the hiring of a new chief financial officer in June 2004 along with additional personnel in critical areas. Management has reduced our cost structure, improved our processes and systems, and implemented strict controls over capital spending. Management believes these activities will improve our results of operations, cash flow from operations and its future prospects.

     As a result of all of the factors cited in the preceding paragraphs, management believes that we should be able to sustain its operations and continue as a going concern. However, the ultimate outcome of this uncertainty cannot be presently determined and, accordingly, there remains substantial doubt as to whether we will be able to continue as a going concern.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO 2003

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2004	2003
Ophthalmic segment	$6,371	$5,965
Injectable segment	1,986	1,544
Contract Services segment	2,719	1,331

Total revenues	$11,076	$8,840

     Consolidated revenues increased 25.3% in the quarter ended June 30, 2004 compared to the same period in 2003.

     Ophthalmic segment revenues increased 6.8%, primarily due to the strong sales of our diagnostic products more than offsetting losses in sales of Fluress and Flouracaine. The Injectable segment increase of 28.6% for the quarter compared with the same period in 2003 was due to revenues associated with our Lidocaine Jelly product, which was not introduced to market until the third quarter of 2003. Injectable revenues for the second quarter of 2004 are at a consistent level with the first quarter of 2004 and, we expect, are indicative of future quarterly Injectable revenues for the remainder of 2004. Contract services revenues increased by 104.3%

reflecting a moderate recovery towards pre-2001 revenue levels which have not been experienced since due, we believe, to continued customer concerns about the status of the ongoing FDA compliance matters at our Decatur facility.

     We anticipate that revenues from all of our product segments are not likely to substantially grow unless and until the issues surrounding the FDA review are favorably resolved. The FDA compliance matters are anticipated to be favorably resolved in 2004; however, no assurance can be made that these matters will be resolved by such time, or ever. See Note L – “Commitments and Contingencies.” The production of Fluress and Flouracaine, two of our opthalmic products, remain suspended since April 2003 pending development of a new container closure system for those products. We expect to resume production of Fluress and Flouracaine prior to the end of the third quarter of 2004. Revenues and cash flows in the third quarter of 2004 and beyond could be adversely impacted if we are unable to resume production of Fluress and Flouracaine in the third quarter of 2004.

     Consolidated gross margin was 30.0% for the second quarter of 2004 as compared to a gross margin of 6.1% in the same period a year ago due to volume and margin rate increases in all business segments and certain reserve reductions.

     Selling, general and administrative (“SG&A”) expenses decreased 9.9%, to $3,254,000 from $3,610,000, during the quarter ended June 30, 2004 as compared to the same period in 2003, due mainly to a reduction in legal fees and elimination of consulting costs associated with the restructuring of our senior debt in 2003.

     Amortization and write-down of intangible assets increased from $344,000 to $1,877,000 or 446.0% during the quarter ended June 30, 2004 as compared to the same period in 2003. Approximately $1,526,000 of this increase pertains to impairment charges for three ophthalmic products, which we, based on developments over the recent months, have concluded may not be sellable at amounts and prices that would support the related intangible asset.

     Research and development (“R&D”) expense increased 5.8% in the quarter, to $383,000 from $362,000 for the same period in 2003, due to an increase of R&D test batches in 2004. While up during this quarter, we continue to scale back our R&D operating expenditure activities from historical levels and will continue to focus on strategic product niches in the areas of controlled substances and Ophthalmics.

     Interest expense for the second quarter of 2004 was $1,386,000 versus $612,000, a 126.5% increase compared to the same period in the prior year. The majority of this increase is due to Preferred Stock dividends and Preferred Stock discount accretion totaling $563,000 in the 2004 period, which had been charged to interest expense pending an amendment to our Articles of Incorporation to increase the authorized number of shares of Common Stock to 150,000,000, a number sufficient to allow for the conversion of our Preferred Stock at our annual meeting. This approval was received at our annual meeting held on July 8th, 2004. As a result, future dividends and accretion on the Preferred Stock will be recorded as an adjustment to equity. The Preferred Stock was issued in October 2003. Additionally, the 2004 period also had increased debt discount amortization related to the 2003 Subordinated Notes.

     We reported a net loss of $3,583,000 or $0.18 per weighted average share for the three months ended June 30, 2004, versus a net loss of $4,197,000 or $0.21 per weighted average share for the three months ended June 30, 2003. The reduction in our net loss was driven primarily by increased revenues and related gross margin in all categories which more than offset the higher interest expense and write-off of intangible assets.

SIX MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO 2003

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Ophthalmic segment	$13,806	$11,252
Injectable segment	4,305	7,449
Contract Services segment	4,625	2,921

Total revenues	$22,736	$21,622

     Consolidated revenues increased 5.2% for the six months ended June 30, 2004 compared to the same period in 2003.

     Ophthalmic segment revenues increased 22.7%, primarily due to the strong sales in our diagnostic and therapeutic segments as well as by a timing issue in the first quarter of 2003. Customer purchases of angiography and ointment products in the fourth quarter of 2002, resulted in surplus customer inventory during the first quarter of 2003, resulting in lower sales that quarter. Injectable segment revenues decreased 42.2% year to date due to lower volumes of rheumatology and anesthesia products resulting from the release of significant rheumatology and antidote product backorders in the 2003 period. Injectable revenues for the first six months of 2004 are at a consistent rate, which we believe will continue for the remainder of 2004. Contract services revenues increased by 58.3% reflecting a trend towards a moderate recovery versus the prior year, albeit at reduced levels when compared with historical trends, due mainly to customer concerns about the status of the ongoing FDA compliance matters at our Decatur facility as well as the temporary closure for aseptic processing of a production room at that same facility in 2003.

     We anticipate that revenues from all of our product segments are not likely to substantially grow unless and until the issues surrounding the FDA review of our Decatur facility will be favorably resolved. The FDA compliance matters are not anticipated to be resolved prior to the end of the third quarter of 2004; however, no assurance can be made that these matters will be resolved by such time, or ever. See Note L – “Commitments and Contingencies.” The production of Fluress and Flouracaine, two of our opthalmic products, remain suspended since April 2003 pending development of a new container closure system for those products. We expect to resume production of Fluress and Flouracaine prior to the end of the third quarter of 2004. Revenues and cash flows in the third quarter of 2004 and beyond could be adversely impacted if we are unable to resume production of Fluress and Flouracaine in the third quarter of 2004.

     Year to date consolidated gross margin was 32.3% for 2004, compared with a gross margin of 29.5% in the same period a year ago. The increase in sales volume across the Ophthalmic and Contract segments and certain reserve reductions more than offset the decrease in the higher margin antidote and rheumatology product sales.

     SG&A expenses decreased 20.9%, to $6,150,000 from $7,773,000, for the year to date period ended June 30, 2004 as compared to the same period in 2003. The key components of this decrease were due mainly to the elimination of legal and consulting costs associated with the restructuring of our senior debt in 2003.

     Amortization and write-down of intangibles year-to-date through June 30, 2004 increased 266.4%, to $2,560,000 from $699,000 in the prior year. 2004 year-to-date results include impairment charges totaling approximately $1,851,000 related to licenses for products, which we recognize, after a thorough product review of historical and projected earnings, may not be sellable at amounts and prices that would support the related intangible asset.

     R&D expenses decreased 14.7% in 2004, to $712,000 from $835,000 for the same period in 2003 due to scaled back activities from historical levels pending resolution of the FDA warning letter.

     Interest and other expense for the six month period ending June 30, 2004 increased 115.8% in 2004, to $2,713,000 from $1,257,000 for the same period in the prior year. The majority of this increase is due to Preferred Stock dividends and Preferred Stock discount accretion totaling $563,000 in the 2004 period, which had been charged to interest expense pending an amendment to our Articles of Incorporation to increase the authorized number of Common Stock shares to 150,000,000, a number sufficient to allow for the conversion of our Preferred Stock’s at our annual meeting. This approval was received at our annual meeting held on July 8th, 2004. As a result, future dividends and accretion on the Preferred Stock will be recorded as an adjustment to equity. The Preferred Stock was issued in October 2003. Additionally, the 2004 period also had increased debt discount amortization related to the 2003 Subordinated Notes.

     For the six months ending June 30, 2004, we recorded state taxes payable of $2,000 in 2004 versus a net tax benefit of $171,000 relating to anticipated state income tax refunds in 2003.

     We reported a net loss of $4,799,000 or $0.24 per weighted average share for the six months ended June 30, 2004, versus a $4,014,000 net loss or $0.20 per weighted average share for the six months ended June 30, 2003. The increase in net loss was due primarily to the increase in revenues driven by product volume which favorably impacted gross margins and lower SG&A expenditures being more than offset by the increase in interest expense and write off of intangible assets.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     As of June 30, 2004, we had a net working capital deficiency of $899,000 versus a deficit of $1,364,000 at December 31, 2003.

     During the six-month period ended June 30, 2004, we used $1,201,000 in cash from operations, primarily due to increases in accounts receivables and inventories, offset in part by an increase in accounts payable. Investing activities during the six month period ended June 30, 2004 include $501,000 of capital expenditures primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $1,484,000 in cash during the six month period ended June 30, 2004 primarily through the increase of our revolving credit line.

     During the six month period ended June 30, 2003, we had $612,000 in cash provided from operations, primarily due to an decrease in accounts receivables and inventories as well as an increase in accounts payable. Investing activities during the same period included $903,000 of capital expenditures primarily related to the lyophilized pharmaceuticals manufacturing line expansion. Financing activities used $73,000 in cash during the six month period ended June 30, 2003.

     On October 7, 2003, a group of investors (the “Investors”) purchased all of our then outstanding senior bank debt from The Northern Trust Company (“Northern Trust”), a balance of $37,731,000, at a discount and exchanged such debt with Akorn (the “Exchange Transaction”) for (i) 257,172 shares of our Series A 6.0% Participating Convertible Preferred Stock, (“Preferred Stock”) (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,000 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of our common stock with an exercise price of $1.00 per share (“Exchange Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinate Notes and cash were issued by us to (a) The John N. Kapoor Trust dtd 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our Chairman of the Board of Directors and the holder of a significant stock position in Akorn, (b) Arjun Waney, a newly-elected director and the holder of a significant stock position in Akorn, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. Akorn also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. We also paid a portion of the legal fees of the Investors.

     Simultaneously with the consummation of the Exchange Transaction, we entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing us with a $7,000,000 term loan and a revolving line of credit of up to $5,000,000 to provide for working capital needs (collectively, the “New Credit Facility”) secured by substantially all of our assets. Our obligations under the New Credit Facility are guaranteed by the Kapoor Trust and Mr. Waney. In exchange for this guaranty, we issued additional warrants to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Mr. Waney, respectively, and have agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the our indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

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

     As of June 30, 2004, we had $1,373,000 of undrawn availability under the New Credit Facility with LaSalle Bank.

     We believe that our new line of credit and cash flow from operations will be sufficient to operate our business for the next twelve months. However, we incurred operating losses for the last two years and first six months of 2004. At this time, we are exploring opportunities to raise additional capital to fund future growth opportunities.

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

FDA Compliance Matters

     As described in more detail in Note L — “Commitment and Contingencies,” we continue to be subject to potential claims by the FDA. We have submitted to the FDA and have implemented a plan for comprehensive corrective actions at our Decatur, Illinois facility and are seeking to resolve our ongoing compliance matters. However, an unfavorable outcome may have a material impact on our operations and its financial condition, results of operations and/or cash flows and may constitute a covenant violation under the New Credit Facility, any or all of which could have a material adverse effect on our liquidity and ability to continue as a going concern.

Facility Expansion

     We are in the process of completing an expansion of our Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services. We do not presently possess this manufacturing capability. Subject to our ability to generate sufficient operating cash flow or to obtain new financing for future operations and capital expenditures, we anticipate the completion of the Lyophilization expansion in the second half of 2005. As of June 30, 2004, we had spent approximately $18.3 million on the expansion and anticipate the need to spend approximately $1,000,000 million of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, we will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA. Our Lyophilization manufacturing facility is not subject to current FDA non-compliance claims.

Strategic Business Alliances

     On April 21, 2004, we announced the signing of a Memo of Understanding (“MOU”) with Strides Arcolab Limited (“Strides”), a major pharmaceutical manufacturer based in India, to market products for the U.S. hospital market under a 50:50 Joint Venture Company (“JVC”) between the two companies. It is anticipated that the JVC will outsource from Strides an exclusive product pipeline for the U.S. hospital market of grandfathered and Abbreviated New Drug Application (“ANDA”) products in finished dosage forms including liquid injectable, lyophilized, powder fill parenterals and soft gel capsules and tablets and a non-exclusive of such products for the U.S. retail markets. It is also anticipated that the JVC will outsource from us the sales, marketing and distribution capabilities for the U.S. hospital and U.S. retail markets. The ANDA’s developed for the JVC by Strides will be owned exclusively by the JVC.

     Upon signing a definitive agreement, we will fund JVC with up to a $5,000,000 U.S. commitment, as needed, for use by Strides to develop jointly agreed upon ANDA products for the JVC. Under the terms of the MOU, the JVC will pay back to us $5,000,000 U.S. when the JVC is generating revenues and profits per an agreed schedule to be determined by Strides and by us. The two companies intended to pursue and close a definitive agreement within ninety days of the original announcement. That date has been extended to August 19, 2004.

     On July 21, 2004, Akorn and FDC Limited (“FDC”), India’s second largest manufacturer and marketer of ophthalmic pharmaceutical products, announced the signing of a Purchase and Supply Agreement which would provide us with an ophthalmic finished dosage form product pipeline for exclusive use in the United States and Canada. The ophthalmic products will be developed and manufactured for us by FDC. Under the agreement, we will be responsible for U.S. FDA regulatory submissions and marketing of the products directly in the United States. Innova, our Canadian distributor for ophthalmic products, will be responsible for the direct marketing of these products in Canada. FDC exports active pharmaceutical ingredients to over 45 countries, including the United States and Canada, and holds drug master files and registration in both countries. Products will be manufactured in India, and FDC is intending to submit approximately four to six ANDA’s in the first year of the Agreement.

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

     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2.5 million, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. If we are not in compliance with the covenants of the New Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the New Credit Facility would become immediately due and payable. We had negotiated an amendment to the New Credit Facility effective December 31, 2003 to clarify certain covenant computations and waive certain technical violations. Certain financial covenants were further amended and the time for compliance with certain non-financial covenants was extended under an amendment entered into with LaSalle Bank on August 13, 2004. The New Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. Because the New Credit Facility also requires us to maintain our deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability.

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

     In December 2001, we entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund our efforts to complete our lyophilization facility located in Decatur, Illinois. The note was executed in conjunction with a Processing Agreement that provides NeoPharm with the option of securing at least 15% of the capacity of our lyophilization facility each year. Dr. John N. Kapoor, our chairman, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in us. In September 30, 2003, we defaulted under the NeoPharm Promissory Note as a result of our failure to remove all FDA warning letter sanctions related to our Decatur, Illinois facility by June 30, 2003. We also defaulted under the Trust Agreement as a result of a cross-default to the NeoPharm Promissory Note.

     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest under the NeoPharm Note accrues at 1.75% above LaSalle Bank’s prime rate (6% as of June 30, 2004). Interest payments under both agreements are currently prohibited under the terms of a subordination arrangement with LaSalle. The amended NeoPharm Note also requires us to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid.

All remaining amounts owed under the amended NeoPharm Note are payable at maturity on December 20, 2006. The Kapoor Trust amendment did not change the interest rate or the maturity date of the loans under the Trust Agreement.

     As part of the Exchange Transaction, we issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of our subordination arrangements. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the Amended NeoPharm Note but senior to the Trust Agreement. We also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of our common stock with an exercise price of $1.10 per share.

Preferred Stock

     The Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at the Company’s option, such dividends are currently being deferred and added to the Preferred Stock balance. In January 2004, 3,686 additional shares of Preferred Stock were issued representing the dividends earned through December 31, 2003. In April 2004 and July 2004, 3,956 and 4,017 shares, respectively of additional shares of Preferred Stock were issued representing the dividends earned year-to-date through June 30, 2004. All shares of Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain antidilution protections. The Preferred Stock and unpaid dividends are convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Articles of Amendment. All shares of Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. Until the Company’s shareholders approved certain provisions regarding the Preferred Stock (the ‘Stockholders Approval’), which occurred in July 2004, the Preferred Stock was also redeemable in October 2011.

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

     The initially recorded amount of the Preferred Stock, as described in Note H, was $5,174,000 below its stated value. The Company, up through the Stockholders Approval date, had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion for the three and six month periods ended June 30, 2004 was $161,000 and $323,000, respectively.

     Pursuant to FASB No. 150 — “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as amended, the Preferred Stock was originally reflected as a liability because of its mandatory redemption feature. That characterization remained as of June 30, 2004. As such, accretion as described above and dividends have been reflected as interest expense in the statement of operations through July 2004. As a result of the Stockholders Approval, the July 2004 carrying value of the Preferred Stock was reclassified into shareholders’ equity and future accretion and dividends will be reflected as adjustments to retained earnings and will also impact income (loss) available to common stockholders. Additionally, and in accordance with EITF Abstract No. 00-27, the Company also record in July 2004 the value of the conversion option imbedded at issuance in each share of Preferred Stock, subject to limitations described in the EITF. That value, approximately $21,000,000, will reduce the carrying value of the Preferred Stock to near $1,000,000 with the offsetting excess to Common Stock. The carrying value of the Preferred Stock will then be adjusted to its full aggregated stated value, plus unpaid dividends (approximately $28,000,000) with a charge directly to retained earnings. That charge will not impact net earnings for the third quarter, but will substantially reduce earnings available to common stockholders and earnings per share for that period.

Other Indebtedness

     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,468,000 and $1,623,000 at June 30, 2004 and December 31, 2003, respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

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

     Management obtains wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, we obtained better information from the wholesalers to estimate the amount of in-transit inventory, which lowered our estimate of in-transit inventory. This resulted in us recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. We intend to use this new information on a go forward basis to estimate in-transit inventory. Additionally, in the second quarter of 2004, the Company, in accordance with its policy, reduced its estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six quarter trend of such sales being below the Company’s previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. The Company intends to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made. Also, the Company does not expect any other significant changes in its chargeback estimates during 2004.

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

     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month period ended June 30, 2004 and 2003, we recorded chargeback and rebate expense of $3,575,000 and $3,543,000, respectively. For the six months ended June 30, 2004 and 2003, we recorded chargeback and rebate expense of $6,420,000 and $6,305,000, respectively. The allowance for chargebacks and rebates was $3,666,000 and $4,804,000 as of June 30, 2004 and December 31, 2003, respectively.

ALLOWANCE FOR PRODUCT RETURNS

     We also maintain an allowance for estimated product returns. Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. Actual returns processed can vary materially from period to period. For the three month periods ended June 30, 2004 and 2003, we recorded a provision for product returns of $387,000 and $640,000, respectively. For the six months ended June 30, 2004 and 2003, we recorded a provision for product returns of $1,182,000 and $1,337,000, respectively. The allowance for potential product returns was $1,283,000 and $1,077,000 at June 30, 2004 and December 31, 2003, respectively.

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

     For the three month periods ending June 30, 2004 and 2003, we recorded a net benefit for doubtful accounts of $65,000 and $342,000, respectively, as recoveries and reduced reserve requirements exceeded write-offs and newly identified collectibility concerns. For the six months ending June 30, 2004 and 2003, we recorded a net benefit for doubtful accounts of $427,000 and $348,000, respectively. The allowance for doubtful accounts was $722,000 and $609,000 as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, we had a total of $976,000 of past due gross accounts receivable. Included in this total is a credit balance of $243,000, which represents wholesaler chargeback deductions that are over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $722,000, the portion related to the major wholesaler customers is $466,000 with the remaining $256,000 reserve for all other customers.

ALLOWANCE FOR DISCOUNTS

     We maintain an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. We evaluate the allowance balance against actual discounts taken. For the three month periods ended June 30, 2004 and 2003, we recorded a provision for discounts of $139,000 and $155,000 respectively. For the six months ending June 30, 2004 and 2003, we recorded a provision for discounts of $331,000 and $358,000 respectively. The allowance for discounts was $152,000 and $94,000 as of June 30, 2004 and December 31, 2003, respectively.

ALLOWANCE FOR SLOW-MOVING INVENTORY

     We maintain an allowance for slow-moving and obsolete inventory. For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyze our raw material and component inventory for slow moving items. For the three month periods ended June 30, 2004 and 2003, we recorded a provision for slow-moving and obsolete inventory of $382,000 and $239,000, respectively. For the six months ended June 30, 2004 and 2003, we recorded a provision for slow-moving and obsolete inventory of $685,000 and $408,000, respectively. The allowance for slow-moving and obsolete inventory was $904,000 and $917,000 as of June 30, 2004 and December 31, 2003, respectively.

INCOME TAXES

     We file a consolidated federal income tax return with our subsidiary. Deferred income taxes are provided in the financial statements to account for the tax effects of temporary differences resulting from reporting revenues and expenses for income tax purposes in periods different from those used for financial reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In performing the analysis of whether a valuation allowance to reduce the deferred tax asset is necessary, we consider both negative and positive evidence, which can be objectively verified.

INTANGIBLES

     Intangibles assets consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at June 30, 2004 and December 31, 2003 was $11,195,000 and $9,958,000, respectively. We periodically assess potential impairment of intangible assets based on several factors, including estimated fair market value and anticipated cash flows. Year-to-date, through June 30, 2004, we have recognized charges of approximately $1,849,000 related to licenses for certain products which could no longer be sold at acceptable amounts and prices, to support the related intangible assets. Management continues to evaluate the value of our remaining licenses with an aggregate value of $10,372,000 at June 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with changes in interest rates. Our interest rate exposure currently involves four debt instruments. Term loan debt under the New Credit Agreement, as well as debt under the Amended NeoPharm Note and the 2003 Subordinated Promissory Notes, bears interest at prime plus 1.75%. Revolver debt under the New Credit Agreement bears interest at prime plus 1.50%. The subordinated convertible debentures issued to the Kapoor Trust under the Trust Agreement bear interest at prime plus 3.0%. All of our remaining long-term debt is at fixed interest rates. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at June 30, 2004 would result in a $240,000 pre-tax change in annual interest expense.

     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.

     The fair value of the debt obligations approximated the recorded value as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”) reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     (i) On March 27, 2002, we received a letter informing us that the staff of the regional office of the Securities and Exchange Commission (“SEC”) in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against us and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that we misstated ours income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented us from accurately recording, reconciling and aging its accounts receivable. We also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2001, our management determined that we needed to restate our financial statements for 2000 and 2001 to record a $7,500,000 increase to the allowance for doubtful accounts as of December 31, 2000, which we had originally recorded as of March 31, 2001.

     On September 25, 2003, we consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff’s investigation and proposed enforcement action as described above. Without our admitting or denying the findings set forth therein, the consent order finds that we failed to promptly and completely record and reconcile cash and credit remittances, including those from our top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, our problems resulted from, among other things, internal control and books and records deficiencies that prevented us from accurately recording, reconciling and aging its receivables. The consent order finds that our 2000 Form 10-K and first quarter 2001 Form 10-Q misstated our account receivable balance or, alternatively, failed to disclose the impairment of our accounts receivable and that our first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 thereunder. The consent order also finds that we failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to our accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against us, or require any additional restatement of our financial statements. The consent order contains an additional commitment by us to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of our material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that we are keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect our accounts receivables. On October 27, 2003, the recently appointed special committee engaged Jefferson Wells, International (“Jefferson Wells”) to serve as consultant in this capacity. On February 6, 2004, Jefferson Wells reported its findings to the special committee, such findings being that we had made the necessary personnel changes and procedural improvements required to maintain control over the accounts receivable process and establish the necessary reserves. Jefferson Wells report was delivered to the SEC on February 13, 2004. On May 3, 2004 we announced that our stock began trading on the OTC Bulletin Board.

     (ii) In October 2000, the FDA issued a warning letter to us following the FDA’s routine cGMP inspection of our Decatur manufacturing facility. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of us and responsible individuals. The October 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by us. We initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, we responded to the inspectional findings. This response described our plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2,000,000 of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facility and identified deviations from cGMPs. We responded to these observations in September 2002. In response to our actions, the FDA conducted another inspection of the Decatur facility during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which we process and investigate manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. We responded to these findings in writing and in a meeting with the FDA in March 2003. In that meeting, we set forth our plan for implementing comprehensive corrective actions and has provided progress report to the FDA on April 15, May 15 and June 15, 2003.

     The Company is working with the FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facility. The FDA completed another inspection of the Decatur facility on April 7, 2004. The Company has responded to the findings from this inspection and has been meeting with the FDA to discuss these responses and the status of the Decatur facility. As a result of these meetings, the Company will be subject to a confirmatory inspection to verify the Company’s corrective actions on the previous inspection. The result of the last inspection remains open, pending this confirmatory inspection. The confirmatory inspection is anticipated to occur in the fourth quarter of 2004. The management of the Company believes that the Company will successfully resolve these compliance matters with the FDA. However, there can be no guarantee that the FDA matters will be successfully resolved.

     As a result of the confirmatory inspection, the FDA may take either of the following actions: (i) find that the Decatur facility is in substantial compliance; or (ii) require the Company to undertake further corrective actions, and then conduct another inspection to assess the success of those efforts. At this time, it is not possible to predict the FDA’s course of action.

     The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company for products to be manufactured at its Decatur facility. This has adversely impacted, and is likely to continue to adversely impact, the Company’s ability to expand its sales through new product introductions. However, the Company is able to continue manufacturing and distributing its current product lines.

     (iii) On August 9, 2003, Novadaq Technologies Inc. (“Novadaq”) notified us that it had requested arbitration related to a dispute between us and Novadaq regarding the issuance of a Right of Reference. We would have been obligated to provide a Right of Reference under the January 4, 2002 Supply Agreement between the two companies. We did not believe we were obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. We were also contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. On June 4, 2004, a settlement was reached between us and Novadaq, whereby we would provide the requested Right of Reference to Novadaq in exchange for Novadaq’s repurchase of the our holdings in Novadaq at a purchase price of $2,000,000 (U.S.). Proceeds were received in July 2004 (and used to reduce the outstanding debt obligation) and a gain of approximately $1,280,000 will be reported during the third quarter.

(iv) On October 8, 2003, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC, as amended (the “AEG Letter Agreement”), we terminated our consultant, AEG Partners LLC (“AEG”). AEG contends that, as a result of the Exchange Transaction, we must pay it a “success fee” consisting of $686,000 and a warrant to purchase

1,250,000 shares of our common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the Preferred Stock issued in connection with the Exchange Transaction. We dispute that AEG is owed this success fee. Pursuant to the AEG Letter Agreement, the Company and AEG participated in a mandatory and binding arbitration hearing on August 2 and 3, 2004. The arbitrator took the matter under submission and is due to issue a decision by September 2, 2004.

     We are a party in other legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, our management at this time does not believe that such proceedings will have a material adverse impact on our financial condition, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective May 17, 2004, JRJAY Public Investments, LLC (“JRJAY”) exercised warrants to purchase 416,667 of our common stock at an exercise price of $1.00 per share by providing us with notice of its election to exercise the cashless exercise option of such warrants. Election of the cashless exercise provision of the warrants reduced the number of shares of common stock that would otherwise be obtainable upon the exercise of such warrants by 119,048 shares, an aggregate value of $416,667 as of May 17, 2004. In exchange for such reduction, and the aggregate value of the shares of common stock represented thereby, JRJAY was issued 297,619 shares of our common stock. The issuance of such shares was made as a private placement under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     The Company is currently not in default of any covenants under its debt agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1) Waiver and modification of Bank covenants

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

AKORN, INC.

/s/	JEFFREY A. WHITNELL

Jeffrey A. Whitnell
Vice President, Chief Financial
Officer
(Duly Authorized and Principal
Financial Officer)

Date: August 13, 2004