Form 10-Q
period 2004-09-30
AKORN INC
filed 2004-11-10
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-13976

AKORN, INC.

(Exact Name of Registrant as Specified in its Charter)

LOUISIANA (State or Other Jurisdiction of Incorporation or Organization)	72-0717400 (I.R.S. Employer Identification No.)

2500 MILLBROOK DRIVE BUFFALO GROVE, ILLINOIS (Address of Principal Executive Offices)	60089 (Zip Code)

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

Yes [  ] No [X]

     At November 9, 2004 there were 20,692,521 shares of common stock, no par value, outstanding.

AKORN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,669	$218
Trade accounts receivable (less allowance for doubtful accounts of $726 and $609, respectively)	6,124	1,626
Inventories	8,502	7,807
Prepaid expenses and other current assets	1,043	944

TOTAL CURRENT ASSETS	21,338	10,595
OTHER ASSETS
Intangibles, net	10,061	12,872
Investment in Novadaq Technologies, Inc.	—	713
Investment in and advances to Akorn-Strides, LLC	1,250	—
Other	167	1,328

TOTAL OTHER ASSETS	11,478	14,913
PROPERTY, PLANT AND EQUIPMENT, NET	32,486	33,907

TOTAL ASSETS	$65,302	$59,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt and debt in default	$3,684	$4,156
Trade accounts payable	5,767	5,411
Accrued compensation	890	510
Accrued expenses and other current liabilities	1,084	1,882

TOTAL CURRENT LIABILITIES	11,425	11,959
Long-term debt, less current installments	6,745	13,777
Series A Preferred Stock	—	21,132
Other long-term liabilities	1,468	1,156

TOTAL LIABILITIES	19,638	48,024
Series B Preferred Stock, — $1.00 par value, 170,000 shares authorized, 141,000 shares issued and outstanding as of September 30, 2004	13,133	—
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value—150,000,000 shares authorized, 20,622,434 and 19,825,296 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	52,452	25,506
Series A — Preferred Stock, $1.00 par value—5,000,000 shares authorized, 257,172 shares issued and outstanding as of September 30, 2004 and December 31, 2003	26,964	—
Warrants to acquire common stock	16,485	13,724
Accumulated deficit	(63,370)	(27,839)

TOTAL SHAREHOLDERS’ EQUITY	32,531	11,391

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,302	$59,415

See notes to condensed consolidated financial statements.

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Revenues	$15,388	$14,349	$38,124	$35,971
Cost of sales	8,614	9,274	24,012	24,518

GROSS PROFIT	6,774	5,075	14,112	11,453
Selling, general and administrative expenses	4,068	4,172	10,218	11,946
Amortization and write-down of intangibles	311	349	2,871	1,047
Research and development expenses	438	271	1,150	1,107

TOTAL OPERATING EXPENSES	4,817	4,792	14,239	14,100

OPERATING INCOME (LOSS)	1,957	283	(127)	(2,647)
Interest expense	(996)	(626)	(3,709)	(1,882)
Gain related to dispute settlements	1,582	—	1,582	—

INCOME (LOSS) BEFORE INCOME TAXES	2,543	(343)	(2,254)	(4,529)
Income tax provision (benefit)	(44)	—	(42)	(171)

NET INCOME (LOSS)	2,587	(343)	(2,212)	(4,358)
Preferred stock dividends and adjustments	(33,318)	—	(33,318)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(30,731)	$(343)	$(35,530)	$(4,358)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(1.49)	$(0.02)	$(1.76)	$(0.22)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	20,605	19,754	20,230	19,567

See notes to condensed consolidated financial statements.

AKORN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30
	2004	2003
OPERATING ACTIVITIES
Net loss	$(2,212)	$(4,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,054	3,376
Amortization of deferred financing costs	1,184	—
Amortization of debt discounts	1,009	546
Write-down of long lived assets	1,849	—
Gain related to dispute settlements	(1,582)	—
Non-cash expenses related to preferred stock	1,064	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,498)	(2,657)
Inventories	(695)	1,687
Prepaid expenses and other current assets	(122)	(227)
Trade accounts payable	356	1,471
Accrued expenses and other liabilities	(36)	(765)

NET CASH USED IN OPERATING ACTIVITIES	(629)	(927)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(611)	(1,302)
Purchase of intangible asset	(60)	—
Proceeds from the sale of investment	2,000	—
Investment in and advances to Akorn-Strides, LLC	(1,250)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	79	(1,302)
FINANCING ACTIVITIES
Repayment of long-term debt	(6,650)	(182)
Net payments under lines of credit	(1,400)	2,235
Net proceeds from Series B offering	13,044	—
Proceeds under stock option and stock purchase plans	1,007	116

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,001	2,169
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,451	(60)
Cash and cash equivalents at beginning of period	218	364

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,669	$304

Amount paid for interest (net of capitalized interest)	$408	$1,189
Amount refunded for income taxes	(44)	(834)

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

     Basis of Presentation: In recent years the Company has experienced significant regulatory and financial challenges. On October 7, 2003 the Company completed a refinancing and reduction of our long-term debt, described in note H. The Company completed a private placement transaction in the amount of $13,044,000 in exchange for shares of the Company’s Series B 6% Participating Convertible Preferred Stock (“Series B Preferred Stock”) and warrants (“Series B Warrants”) to purchase shares of the Company’s common stock on August 23, 2004. A portion of the proceeds from this transaction was used to pay off outstanding debt totaling $7,664,000. As of September 30, 2004, the Company had approximately $5,700,000 in cash and cash equivalents and approximately $4,900,000 of undrawn availability under its line of credit. The Company believes that the line of credit, together with cash generated from operations, will be sufficient to meet the cash requirements for operating the Company’s business for the next twelve months, although there can be no assurance of this sufficiency.

     Although the Company has refinanced its debt on a long-term basis and extinguished other debt, as described above, it continues to be subject to on going FDA compliance matters that could have an adverse effect on the Company. See Note L — “Commitments and Contingencies” for further description of these matters.

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

     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

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

     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the three and nine months ended September 30, would have been as follows:

	Three Months ended September 30		Nine Months ended September 30
	2004	2003	2004	2003
Net income (loss) as reported	2,587	(343)	(2,212)	(4,358)
Add stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,789)	(10)	(2,306)	(96)

Pro forma net income (loss)	798	(353)	(4,518)	(4,454)
Add preferred stock dividends and adjustments	(33,318)	—	(33,318)	—

Pro forma net loss available for common stockholders	$(32,520)	$(353)	$(37,836)	$(4,454)

Basic and diluted loss per share of common stock
As reported	$(1.49)	$(0.02)	$(1.76)	$(0.22)
Pro forma	$(1.58)	$(0.02)	$(1.87)	$(0.23)

NOTE D — REVENUE RECOGNITION

     The Company recognizes product sales for its ophthalmic and injectable business segments upon the shipment of goods or upon the delivery of goods, depending on the sales terms. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

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

     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month periods ended September 30, 2004 and 2003, the Company recorded chargeback and rebate expense of $4,313,000 and $3,481,000, respectively. For the nine months ended September 30, 2004 and 2003, the Company recorded chargeback and rebate expense of $10,733,000 and $9,786,000, respectively. The allowance for chargebacks and rebates was $3,705,000 and $4,804,000 as of September 30, 2004 and December 31, 2003, respectively.

Product Returns

     Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, the Company considers actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three month periods ended September 30, 2004 and 2003, the Company recorded a provision for product returns of $518,000 and $453,000, respectively. For the nine month period ended September 30, 2004 and 2003, the Company recorded a provision for product returns of $1,700,000 and $1,790,000, respectively. The allowance for potential product returns was $1,511,000 and $1,077,000 at September 30, 2004 and December 31, 2003, respectively.

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

     For the three month period ended September 30, 2004, the Company recorded a net benefit for doubtful accounts of $63,000, as recoveries and reduced reserve requirements exceeded write-offs and newly identified collectibility concerns. For the three month period ended September 30, 2003, we recorded a net provision of $21,000. For the nine months ended September 30, 2004 and 2003, we recorded a net benefit for doubtful accounts of $490,000 and $327,000, respectively. The allowance for doubtful accounts was $726,000 and $609,000 as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, we had a total of $1,062,000 of past due gross accounts receivable, of which $298,000 was over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $726,000, the portion related to major wholesaler customers is $668,000 with the remaining $58,000 reserve for all other customers.

Discounts

     Cash discounts are available to certain customers based on agreed upon terms of sale. The Company evaluates the discount reserve balance against actual discounts taken. For the three month periods ended September 30, 2004 and 2003, the Company recorded a provision for cash discounts of $308,000 and $230,000, respectively. For the nine months ended September 30, 2004 and 2003, the Company recorded a provision for cash discounts of $639,000 and $588,000, respectively. The allowance for discounts was $161,000 and $94,000 as of September 30, 2004 and December 31, 2003, respectively.

NOTE F – INVENTORIES

     The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Finished goods	$3,793	$3,510
Work in process	1,041	1,385
Raw materials and supplies	3,668	2,912

	$8,502	$7,807

     Inventory at September 30, 2004 and December 31, 2003 is reported net of reserves for slow-moving, unsaleable and obsolete items of $912,000 and $917,000, respectively, primarily related to finished goods. For the three month periods ended September 30, 2004 and 2003, the Company recorded a provision of $548,000 and $263,000, respectively. For the nine months ended September 30, 2004 and 2003, the Company recorded a provision of $1,233,000 and $671,000, respectively.

     NOTE G — PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003
Land	$396	$396
Buildings and leasehold improvements	9,324	8,890
Furniture and equipment	27,514	27,117
Automobiles	55	55

	37,289	36,458
Accumulated depreciation	(23,666)	(21,636)

	13,623	14,822
Construction in progress	18,863	19,085

	$32,486	$33,907

     Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project that is intended to enable the Company to perform processes in-house that are currently being performed by a sub-contractor. The Company capitalized interest expense related to the Lyophilization project of $48,000 and $307,000 during the three-month periods ended September 30, 2004 and 2003, respectively. For the nine month periods ended September 30, 2004 and 2003, the Company capitalized interest expense related to the Lyophilization project of $220,000 and $909,000, respectively. Subject to the Company’s ability to generate sufficient operating cash flow or obtain new financing for future operations and capital expenditures, the Company anticipates completion of the Lyophilization project in the second half of 2005. Future costs are estimated to be $2,000,000. The Company can make no assurances that it will be able to complete this project within its estimated timeframe, or at all, or that material impairment charges will not be required if such completion does not occur as anticipated.

NOTE H — FINANCING ARRANGEMENTS

     The Company’s long-term debt consists of (in thousands):

	September 30,	December 31,
	2004	2003
Credit Agreement with LaSalle Bank:
Line of Credit	$100	$1,500
Term Loans	—	6,415
Convertible subordinated debentures	5,000	5,000
Mortgages payable	1,389	1,623
Promissory note to NeoPharm, Inc.	3,250	3,250
2003 Subordinated Notes	2,767	2,767

	12,506	20,555
Less unamortized discount on debt	2,077	2,622
Less current installments, debt in default	3,684	4,156

Long-term debt	$6,745	$13,777

     In December 1997, the Company entered into a $15,000,000 revolving credit agreement with The Northern Trust Company (“Northern Trust”), which was increased to $25,000,000 on June 30, 1998 and to $45,000,000 on December 28, 1999. Borrowings under this credit agreement were secured by substantially all of the assets of the Company and bore floating interest rates that were 7.25% at September 30, 2003.

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

     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from Northern Trust, a balance of $37,731,000, at a discount and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”), (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,139 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinated Notes and cash were issued by the Company to (a) The John N. Kapoor Trust dtd 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a director and the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. The Company also issued to the holders of the 2003 Subordinated Note warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share (“Note Warrants”).

     As a result of the Exchange Transaction, the Company recorded transaction costs of approximately $3,100,000. The transaction costs consisted principally of cash and securities owed to restructuring and investment banking professionals that provided services directly related to the extinguishment of the Northern Trust debt.

     In accounting for the Exchange Transaction, the Company first reduced the carrying amount of the Northern Trust debt by the cash paid to Investors. The remaining carrying value was then allocated among the three securities issued to fully extinguish the debt based on the relative fair values of those securities. Accordingly, the Series A Preferred Stock, the 2003 Subordinated Notes and the Series A Warrants were initially recorded at $20,874,000, $2,046,000 and $9,337,000, respectively, before, in the case of the 2003 Subordinated Notes, the discount described below and before, in the case of the stock securities, related issuance costs of $480,000. The fair value of the Series A Warrants was estimated by the Company using the same method and estimates as described for the warrants issued with the 2003 Subordinated Notes. All unexercised warrants expire on October 7, 2006.

     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with a two Term Loans (collectively, the “Term Loans”) which consisted of a $5,500,000 term loan A, and a $1,500,000 term loan B totaling $7,000,000, and a revolving line of credit of up to $5,000,000 (the “Revolver”) to provide for working capital needs (collectively, the “New Credit Facility”) secured by substantially all of the assets of the Company. The obligations of the Company under the New Credit Facility had been guaranteed by the Kapoor Trust and Mr. Waney. In exchange for this guaranty, the Company issued additional warrants (“Guarantee Warrants”) to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Mr. Waney, respectively, and had agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the Company’s indebtedness then guaranteed by them under the New Credit Facility. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

     The New Credit Facility matures on October 7, 2005. The Term Loans bore interest at prime plus 1.75% and were paid in full on August 23, 2004. The Revolver bears interest at prime plus 1.50% (6.0% as of September 30, 2004). Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2,500,000 and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000 as of August 18, 2003) and the sum of $1,750,000 and the outstanding balance under term loan B. The availability as of September 30, 2004 was $4,900,000. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. The New Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in Akorn’s financial condition. Because the New Credit Facility also requires the Company to maintain its deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that outstanding borrowings under the revolving line of credit be classified as a current liability. The Company negotiated an amendment to the New Credit Facility effective December 31, 2003, that clarified certain covenant computations and waived certain technical violations. On August 13, 2004, the Company entered into the First Amendment to the New Credit Facility. Among other things, the First Amendment amended certain financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations. Certain financial conditions in the Kapoor Trust guaranty were also amended as a result of the First Amendment. On August 26, 2004, the Company entered into the Second Amendment to the New Credit Facility, which released the Kapoor Trust guaranty and eliminated certain event of default provisions that were related to the Kapoor Trust guaranty. In addition, on August 27, 2004, LaSalle Bank cancelled each of the irrevocable standby letters of credit posted by Dr. Kapoor and Mr. Waney.

     On August 23, 2004, the Company completed a private placement to certain investors of 141,000 shares of our Series B Preferred Stock at a price of $100 per share, convertible into common stock at a price of $2.70 per share, with Series B Warrants to purchase 1,566,667 additional shares of our common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share. A portion of the Series B Preferred Stock was used to pay off the Term Loans and pay down the Revolver in August 2004. The Company continues to maintain the Revolver which as of September 30, 2004 had an outstanding balance of $100,000 and is carried as a current liability.

     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement (the “Convertible Note Agreement”) consisting of a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust. The Convertible Note Agreement, both Tranche A Note and Tranche B Note, which are due December 20, 2006, bear interest at prime plus 3.0% (7.5% as of September 30, 2004), and were issued with detachable warrants to purchase approximately 1,667,000 shares of common stock. Interest cannot be paid on the Convertible Note Agreement until the repayment of all amounts under the New Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allows the Kapoor Trust to immediately convert the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     The Company, in accordance with APB Opinion No. 14, recorded the convertible subordinated debt and related warrants as separate securities. Furthermore, in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 00-27, the Company has also computed and recorded a separate amount related to the “intrinsic” value of the conversion option related to the debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the “intrinsic” value of the convertible debt, is being amortized and charged to interest expense over the life of the subordinated debt. Additionally, as the accrued interest on the convertible subordinated debt is also convertible into common stock, it may also result in separately recordable beneficial conversion amounts. Such amounts would be recorded if the price of the Company’s common stock is higher than the conversion rate when the interest is accrued. In the third quarter 2004, the Company reclassified approximately $57,000 of debt, $162,000 year to date, to equity in recognition of the beneficial conversion on the convertible subordinated debt interest.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its Lyophilization facility located in Decatur, Illinois. This note (the “Neopharm Note”) was executed in conjunction with a processing agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s Lyophilization facility each year. Dr. John N. Kapoor, the Company’s chairman holds a substantial stock position in NeoPharm as well as in the Company. On September 30, 2003, the Company defaulted under the NeoPharm Note as a result of its failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois facilities by June 30, 2003. The Company also defaulted under the Convertible Note Agreement as a result of a cross-default to the NeoPharm Note.

     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest under the NeoPharm Note accrues at 1.75% above LaSalle Bank’s prime rate (6.25% as of September 30, 2004). Interest payments under both agreements are currently prohibited under the terms of a subordination arrangement with LaSalle Bank. The amended NeoPharm Note also requires the Company to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid. All remaining amounts owed under the amended NeoPharm Note are payable at maturity on December 20, 2006. The Kapoor Trust amendment did not change the interest rate or the maturity date of the Tranche A Note and Tranche B Note under the Convertible Note Agreement.

     As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75% (6.25% as of September 30, 2004), but interest payments are currently prohibited under the terms of a subordination arrangement between LaSalle and the note holders. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the amended NeoPharm Note but senior to the Convertible Note Agreement. The Company also issued to the holders of the 2003 Subordinated Notes, Warrants (the “Note Warrants”) to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All unexercised Note Warrants expire on October 7, 2006. The Company, in accordance with APB Opinion No. 14, recorded the initial issuance of the 2003 Subordinated Notes and Note Warrants as separate securities. The fair value of the Note Warrants was estimated on the date of issuance using the modified Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 127.5%, (iii) risk free rate of 2.19%, and (iv) expected life of 3 years. As a result, the Company assigned a value of $336,000 to Note Warrants and recorded this amount in shareholders’ equity and as a discount, along with the spread between the face value of the debt and its initial recorded value as described above, on the 2003 Subordinated Notes. Related debt discount amortization for the three and nine month periods ended September 30, 2004 was $88,000 and $264,000, respectively.

     On October 6, 2004, the Company received a notice from NeoPharm, that an event of default had occurred on the outstanding NeoPharm Note. The notice stated that an event of default was triggered when a processing agreement between NeoPharm and the Company, which was contractually obligated to go into effect on or before October 1, 2004, failed to occur. The processing agreement failed to become effective, in part, because of an inability to remove the sanctions imposed by the FDA on the Company’s Decatur facilities. The event of default under the NeoPharm Note also triggered a cross-default provision under the Convertible Note Agreement and the New Credit Facility. The Kapoor Trust has waived the cross-default. On October 8, 2004, the Company entered into the Third Amendment to the New Credit Facility (the “Third Amendment”). Among other things, the Third Amendment amended certain of the financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations, including noncompliance arising from the event of default under the NeoPharm Note. Pursuant to subordination agreement with LaSalle Bank, the Company may not make any payments to NeoPharm and NeoPharm may not enforce any remedies against the Company under the NeoPharm Note, until the senior debt is paid in full and the commitment for the senior debt is terminated. Consequently, NeoPharm cannot take any actions that would have an adverse financial impact to the Company. However, because of its default, the Company has recorded the $3,250,000 of debt and $300,000 of interest as current obligations as of September 30, 2004. The Company is currently trying to resolve this matter with NeoPharm.

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     As part of the Exchange Transaction, the Company recorded $1,627,000 as deferred financing costs, including the value of the Guarantee Warrants. This amount is being amortized as a component of interest expense over the life of the related debt or guarantee. With the retirement of the Term Loans and related guarantee terminations on August 23, 2004, the remaining guarantee warrant amortization and deferred financing costs not related to the revolver were charged to interest expense in the third quarter, resulting in $245,000 of additional amortization. Deferred financing costs relating to the revolver will continue to be amortized. Including these adjustments, amortization for the three and nine months ended September 30, 2004 were $486,000 and $1,184,000, respectively.

NOTE I — PREFERRED STOCK

     The Series A Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at the Company’s option, such dividends are currently being deferred and added to the Series A Preferred Stock balance. All shares of Series A Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain anti-dilution protections. The Series A Preferred Stock and unpaid dividends are convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Company’s Restated Articles of Incorporation. All shares of Series A Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. Until the Company’s shareholders approved certain provisions regarding the Series A Preferred Stock (the “Stockholders Approval”), which occurred in July 2004, the Series A Preferred Stock had a mandatory redeemable feature in October 2011.

     Holders of Series A Preferred Stock have full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares can be converted. Holders of Series A Preferred Stock and common stock shall vote together as a single class on all matters submitted to a shareholder vote, except in cases where a separate vote of the holders of Series A Preferred Stock is required by law or by the Company’s Restated Articles of Incorporation. The Company’s Restated Articles of Incorporation provide that the Company cannot take certain actions, including (i) issuing additional Series A Preferred Stock or securities senior to or on par with the Series A Preferred Stock, (ii) amending the Company’s Restated Articles of Incorporation or By-laws to alter the rights of the Series A Preferred Stock, (iii) effecting a change of control or (iv) effecting a reverse split of the Series A Preferred Stock, without the approval of the holders of 50.1% of the Series A Preferred Stock.

     Immediately after the Exchange Transaction, the Investors held approximately 75% of the aggregate voting rights represented by outstanding shares of common stock and Series A Preferred Stock. After the Exchange Transaction and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the Investors would hold approximately 77% of the common stock, on a fully-diluted basis. Prior to the Exchange Transaction, the Investors held approximately 35% of the outstanding voting securities and would have held approximately 42% of the common stock on a fully-diluted basis.

     The initially recorded amount of the Series A Preferred Stock, as described in Note H, was $5,174,000 below its stated value. The Company, up through the Stockholders Approval date, had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion for the three and nine month periods ended September 30, 2004 was $14,000 and $267,000, respectively.

     Pursuant to FASB No. 150 — “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as amended, the Series A Preferred Stock was originally reflected as a liability because of its mandatory redemption feature. That characterization remained through July 8, 2004 and as such, dividends have been reflected as interest expense in the statement of operations through July 8, 2004. As a result of the Stockholders Approval on July 8, 2004, the carrying value of the Series A Preferred Stock was reclassified into shareholders’ equity and future accretion and dividends are reflected as adjustments to accumulated deficit and are shown in the financial statements as impacting income (loss) available to common stockholders. Additionally, and in accordance with EITF Abstract No. 00-27, the Company also recorded in July 2004 the value of the conversion option imbedded at issuance in each share of Series A Preferred Stock, subject to limitations described in the EITF. That value, approximately $20,874,000, reduced the carrying value of the Series A Preferred Stock to near $0 with the offsetting excess to common stock. The carrying value of the Series A Preferred Stock was then adjusted to its full aggregated stated value, plus unpaid dividends (approximately $26,552,000) with a charge directly to accumulated deficit. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.

     On August 23, 2004, the Company issued an aggregate of 141,000 shares of Series B 6% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $1.00 per share, convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”) The net proceeds to the Company after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000. A portion of these proceeds were used to pay off the Term Loans and reduce the Revolver to zero. That early pay down and resulting elimination of certain personal guarantees of that debt, resulted in the write-off of $245,000 of unamortized deferred financing fees. Remaining proceeds will be used for working capital and other general corporate purposes, including for the validation testing of the Company’s Lyophilization facility. In accounting for the issuance of the Series B Preferred Stock and Series B Warrants, the Company recorded additional charges directly to accumulated deficit of $5,998,000. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.

     Series B Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at the Company’s option, such dividends are currently being deferred and added to the Series A Preferred Stock balance. Each share of our Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, is convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator may be adjusted from time to time pursuant to the anti-dilution provisions of the Company’s Restated Articles of Incorporation governing the Series B Preferred Stock. The Company has the option of converting all shares of Series B Preferred Stock into shares of the Company’s common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share.

     As required under the terms of the Series B Preferred Stock, the Company, in October 2004, completed the registration with the Securities and Exchange Commission of the common shares into which the Series B Preferred Stock is convertible. Due to that registration, the holders of the Series B Preferred Stock can no longer put their shares back to the Company. Accordingly, the Series B Preferred Stock was reclassified into equity in October 2004.

     Immediately after the private placement, the purchasers of Series B Preferred Stock held approximately 31% of the aggregate voting rights represented by outstanding shares of common stock and Preferred Stock. After the private placement and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the purchasers of Series B Preferred Stock would hold approximately 9% of the common stock, on a fully-diluted basis. Prior to the private placement, the purchasers of Series B Preferred Stock held approximately 5% of the outstanding voting securities and would have held approximately 18% of the common stock on a fully-diluted basis.

NOTE J — EARNINGS PER COMMON SHARE

     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three and nine month periods ended September 30, 2004 and 2003, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted loss per share equals basic loss per share for each period.

     The number of shares as of September 30, 2004 and September 30, 2003 subject to warrants, convertible debt and convertible preferred stock was 58,775,000 and 4,522,000 respectively and subject to Stock options was 4,604,000 and 3,685,000 respectively.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
REVENUES
Ophthalmic	$8,807	$9,027	$22,613	$20,279
Injectable	3,872	3,263	8,177	10,712
Contract Services	2,709	2,059	7,334	4,980

Total revenues	$15,388	$14,349	$38,124	$35,971

GROSS PROFIT
Ophthalmic	$5,066	$3,689	$11,452	$6,841
Injectable	1,572	1,039	2,264	4,532
Contract Services	136	347	396	80

Total gross profit	6,774	5,075	14,112	11,453
Operating expenses	4,817	4,792	14,239	14,100

Operating income (loss)	1,957	283	(127)	(2,647)
Interest expense	(996)	(626)	(3,709)	(1,882)
Gain related to disputed settlements	1,582	—	1,582	—

Income (Loss) before income taxes	$2,543	$(343)	$(2,254)	$(4,529)

     Results for the third quarter and year-to-date 2004 include a separate category under operating results disclosed as Gain Related to Dispute settlement of $1,582,000. This amount is made up of the gain on the settlement of the Novadaq Technologies Inc. (“Novadaq”) arbitration of $1,287,000 as well as settlement on the AEG Partners, LLC (“AEG”) consulting arbitration which resulted in a net gain on the settlement of $295,000.

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE L – COMMITMENTS AND CONTINGENCIES

     (i) On March 27, 2002, the Company received a letter informing it that the staff of the regional office of the Securities and Exchange Commission (“SEC”) in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against the Company and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that the Company misstated its income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating its accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable. The Company also learned that certain of its former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, management of the Company determined it needed to restate the Company’s financial statements for 2000 and 2001 to record a $7,500,000 increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001. On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the staff’s investigation and proposed enforcement action as described above. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to promptly and completely record and reconcile cash and credit remittances, including those from its top five customers, to invoices posted in its accounts receivable sub-ledger. According to the findings in the consent order, the Company’s problems resulted from, among other things, internal control and books and records deficiencies that prevented the Company from accurately recording, reconciling and aging its receivables. The consent order finds that the Company’s 2000 Form 10-K and first quarter 2001 Form 10-Q misstated its account receivable balance or, alternatively, failed to disclose the impairment of its accounts receivable and that its first quarter 2001 Form 10-Q inaccurately attributed the increased accounts receivable reserve to a change in estimate based on recent collection efforts, in violation of Section 13(a) of the Exchange Act and rules 12b-20, 13a-1 and 13a-13 there under. The consent order also finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order does not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The consent order contains an additional commitment by the Company to do the following: (A) appoint a special committee comprised entirely of outside directors, (B) within 30 days after entry of the order, have the special committee retain a qualified independent consultant (“consultant”) acceptable to the staff to perform a test of the Company’s material internal controls, practices, and policies related to accounts receivable, and (C) within 180 days, have the consultant present his or her findings to the commission for review to provide assurance that the Company is keeping accurate books and records and has devised and maintained a system of adequate internal accounting controls with respect to the Company’s accounts receivables. On October 27, 2003, the recently appointed special committee engaged Jefferson Wells, International (“Jefferson Wells”) to serve as consultant in this capacity. On February 6, 2004, Jefferson Wells reported its findings to the special committee, such findings being that the Company had made the necessary personnel changes and procedural improvements required to maintain control over the accounts receivable process and establish the necessary reserves. Jefferson Wells’ report was delivered to the SEC on February 13, 2004. On May 3, 2004 the Company announced that the Company’s stock began trading on the OTC Bulletin Board.

     (ii) In October 2000, the FDA issued a warning letter to the Company following the FDA’s routine Current Good Manufacturing Practices (“cGMP”) inspection of the Company’s Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of the company and responsible individuals. The October 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by the Company. The Company initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, the Company responded to the inspectional findings. This response described the Company’s plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2,000,000 of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facilities and identified deviations from cGMPs. The Company responded to these observations in September 2002. In response to the Company’s actions, the FDA conducted another inspection of the Decatur facilities during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which the Company processes and investigates manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. The Company had responded to these findings in writing and in a meeting with the FDA in March 2003. The Company set forth its plan for implementing comprehensive corrective actions and provided progress reports to the FDA on April 15, May 15 and June 15, 2003.

     The Company is working with the FDA to favorably resolve such compliance matters and has submitted to the FDA and continues to implement a plan for comprehensive corrective actions at its Decatur, Illinois facilities. The FDA completed another inspection of the Decatur facilities on April 7, 2004. The Company has responded to the findings from this inspection and has been meeting with the FDA to discuss these responses and the status of the Decatur facilities. As a result of these meetings, the Company will be subject to a confirmatory inspection to verify the Company’s corrective actions on the previous inspection. The result of the last inspection remains open, pending this confirmatory inspection. The confirmatory inspection is anticipated to occur in the fourth quarter of 2004. The management of the Company believes that the Company will successfully resolve these compliance matters with the FDA. However, there can be no guarantee that the FDA matters will be successfully resolved.

     As a result of the confirmatory inspection, the FDA may take either of the following actions: (i) find that the Decatur facilities are in substantial compliance; or (ii) require the Company to undertake further corrective actions, and then conduct another inspection to assess the success of those efforts. At this time, it is not possible to predict the FDA’s course of action.

     If the inspection identifies significant deviations, the FDA may initiate enforcement action including the following: (1) maintain the warning letter sanctions and require further corrective actions, which could include a recall of certain products; (2) seek a court-ordered injunction which may include temporary suspension of some or all operations, mandatory recall of certain products, potential monetary penalties or other sanctions; or (3) seize our products. Any of these actions could impair our ability to continue to manufacture and distribute products, generate cash from our operations, and may result in a covenant violation under our senior debt.

     The Company believes that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by the Company for products to be manufactured at its Decatur facilities. This has adversely impacted, and is likely to continue to adversely impact, the Company’s ability to expand its sales through new product introductions. However, the Company is able to continue manufacturing and distributing its current product lines.

     (iii) On August 9, 2003, Novadaq notified the Company that it had requested arbitration related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference. The Company would have been obligated to provide a Right of Reference under the January 4, 2002 Supply Agreement between the two companies. The Company did not believe it was obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. The Company was also contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. On June 4, 2004, an agreement was reached between the Company and Novadaq, whereby the Company would provide the requested Right of Reference to Novadaq in exchange for Novadaq’s repurchase of the Company’s holdings in Novadaq at a purchase price of $2,000,000 (U.S.). Proceeds were received in July 2004 (and used to reduce outstanding debt obligations) and a gain of approximately $1,287,000 was reported during the third quarter.

     (iv) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG, as amended (the “AEG Letter Agreement”), terminated its consultant AEG. AEG contended that, as a result of the Exchange Transaction, the Company must pay it a “success fee” consisting of $686,000 and a warrant to purchase 1,250,000 shares of the Company’s common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the Series A Preferred Stock issued in connection with the Exchange Transaction. The Company disputed that AEG is owed this success fee. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. If AEG decides to exercise all of the AEG Warrants, the Company will receive $937,500 at an exercise price of $0.75 per share. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants.

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

NOTE M — AKORN-STRIDES, LLC

     On April 21, 2004, the Company announced the signing of a memo of understanding with Strides Arcolab Limited (“Strides”) , a pharmaceutical manufacturer based in India. As a result of negotiations following the execution of the memo of understanding, on September 22, 2004, the Company entered agreements with Strides for the development, manufacturing and marketing of grandfathered products, patent-challenging products and ANDA products for the U.S. Hospital and retail markets. The joint venture will operate in the form of a new Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides will be responsible for developing, manufacturing and supplying products under an OEM Agreement between it and the Joint Venture Company. The Company will be responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. The Company and Strides each own 50% of the Joint Venture Company and with equal management representation. Each will contribute $1,250,000 in capital, to be used to finance the preparation of ANDAs by Strides.

As of September 30, 2004, the Company had funded its $1,250,000 capital contribution to the Joint Venture Company, which was recorded as a long-term asset “Investment in Akorn-Strides, LLC”. The Company will also loan an additional $1,250,000 to the Joint Venture Company that will be advanced to Strides to finance its capital contribution. Under the OEM Agreement, these funds will be paid to Strides to finance the preparation, development and filing with the FDA of ANDAs for generic drugs based on a mutually agreed development schedule. The Joint Venture Company will have exclusive rights to FDA approved generic drugs within the United States hospital, medical clinic, physician group and other wholesale drug markets. If within a mutually agreed time period, Strides’ manufacturing facilities in India have not received a satisfactory cGMP inspection by the FDA, which remains current, and twelve ANDAs for products developed by Strides at its manufacturing facilities in India have not been submitted to the FDA, among other things, we will become the sole owner of the joint venture company and the joint venture company will be entitled to draw on a $1,250,000 letter of credit from an Indian bank that is confirmed by a U.S. bank. On the other hand, if these conditions are met, and if both managers agree, we and Strides may make additional equivalent capital contributions to finance subsequent ANDA preparation costs under a similar arrangement to our initial capital contributions, including an additional loan by us to the joint venture company to finance Strides’ capital contribution.

NOTE N — SUBSEQUENT EVENTS

     On October 15, 2004, the Company entered into an agreement with Serum Institute of India, Ltd. (“Serum”) the world’s fifth largest vaccine manufacturer, in an exclusive drug development and distribution agreement for oncology and other injectable drug products for the United States and Canada. Under the terms of the five-year agreement Serum will develop and manufacture certain drug products (“ANDAs”) and the Company will be responsible for all regulatory submissions, will own the ANDAs and will buy the products from Serum under a negotiated transfer price arrangement, which guarantees minimum annual purchases of $1,000,000 per product in order to maintain exclusivity. Additionally, the Company will market and sell the products in the U.S. and Canada under the Akorn label. The total market size for the sixteen (16) products that have been identified for phase I product development has combined current U.S. revenues of over $3 billion.

     On October 20, 2004, the Company entered into a binding term sheet with Hameln Pharmaceuticals gmbh (“Hameln”), a leading private German pharmaceuticals company, to license and supply to the Company two Orphan Drug NDA’s: Calcium-DTPA and Zinc-DTPA. The two drugs were approved on August 11, 2004 by the FDA, and are indicated as antidotes for the treatment of radioactive poisoning. Sales for the two drugs are expected to commence in the fourth quarter of 2004. Under the Term Sheet, Hameln will provide the Company an exclusive license for an initial term of five years with automatic successive two-year extensions if the Company can negotiate a license by November 30, 2004. The Company has paid 100,000 Euros to enter into this exclusive binding Term Sheet. The two companies intend to enter into a binding contract by November 30, 2004 at which time the Company will pay a one-time 1,500,000 Euro license fee. The Company will then be responsible for marketing and distributing both drugs in the U.S. and Canada. The Company will pay Hameln the greater of 50% of its gross revenues or a minimum transfer price for the product. Hameln will be responsible for the manufacturing of both drugs for the Company. The Company will be responsible for the payment of any annual FDA establishment fees and for the cost of any post approval studies.

Item 2.`

AKORN, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of Akorn or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	Our ability to resolve our FDA compliance issues at our Decatur, Illinois facilities;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding to operate and grow our business;

•	The effects of federal, state and other governmental regulation of our business;

•	Our success in developing, manufacturing and acquiring new products;

•	Our success in developing, manufacturing and distributing new products through our joint venture and licensing agreements;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO 2003

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Ophthalmic segment	$8,807	$9,027
Injectable segment	3,872	3,263
Contract Services segment	2,709	2,059

Total revenues	$15,388	$14,349

     Consolidated revenues increased 7.2% in the quarter ended September 30, 2004 compared to the same period in 2003.

     Ophthalmic segment revenues decreased 2.4%, primarily due to the higher sales of our diagnostic products in 2003. IC Green sales were particularly strong during the current quarter and we have re-introduced our Fluress product. The Injectable segment increase of 18.7% for the quarter compared with the same period in 2003 was due to significantly higher volume associated with our Lidocaine Jelly and Cyanide kit product offerings. Injectable revenues for the third quarter of 2004 were at higher levels than the previous two quarters of 2004. We anticipate that Injectable revenues will return to the level experienced in the first two quarters of 2004 for the fourth quarter. Contract Services revenues increased by 31.6% reflecting a steady, but moderate recovery towards pre-2001 revenue levels which, we believe, have not been experienced due to continued customer concerns about the status of the ongoing FDA compliance matters at our Decatur facilities.

     We anticipate that revenues from all of our product segments are not likely to substantially grow unless and until the issues surrounding the FDA review are favorably resolved. The FDA compliance matters are anticipated to be favorably resolved in 2004; however, no assurance can be made that these matters will be resolved by such time, or ever. See Note L – “Commitments and Contingencies.” The production of Fluress and Flouracaine, two of our opthalmic products, were suspended in April 2003 pending development of a new container closure system for those products. We have resumed production and shipments of our Fluress product, albeit at reduced levels, during the third quarter and are continuing our efforts to re-introduce our Fluoracaine product.

     Consolidated gross margin was 44.0% for the third quarter of 2004 as compared to a gross margin of 35.4% in the same period a year ago due to sales in the higher margin antidote and diagnostic segments during third quarter 2004. We continue to seek margin enhancement opportunities, through our product offerings as well as through cost reductions at our operating facilities.

     Selling, general and administrative (“SG&A”) expenses decreased 2.5%, to $4,068,000 from $4,172,000, during the quarter ended September 30, 2004 as compared to the same period in 2003. The key components of this decrease in 2004 were additional legal fees and consulting costs associated with the restructuring of our senior debt in 2003.

     Amortization and write-down of intangible assets decreased to $311,000 from $349,000 or 10.9% during the quarter ended September 30, 2004 as compared to the same period in 2003, reflecting a decrease in intangibles due to the impairment charges taken during the two previous quarters in 2004.

     Research and development (“R&D”) expense increased 61.6% in the quarter, to $438,000 from $271,000 for the same period in 2003, due to an increase of R&D test batches in 2004. While an increase for the quarter, we continue to scale back our R&D operating expenditure activities from historical levels and will continue to focus on strategic product niches in the areas of Injectables and Ophthalmics.

     Interest expense for the third quarter of 2004 was $996,000 versus $626,000, a 59.1% increase compared to the same period in the prior year. The majority of this increase is due to the 2004 write-off of deferred financing costs associated with the October 2003 financing, which were then written-off pursuant to the pay off of the bank debt during the quarter.

     We recognized a gain related to dispute settlements of $1,582,000 for the quarter. This amount is made up of the gain on the settlement of the Novadaq arbitration of $1,287,000 as well as settlement on the AEG arbitration which resulted in a net gain of $295,000. See Note L -“Commitments and Contingencies”.

     For the three month period ended September 30, 2004, we recorded unanticipated federal tax refunds received of $44,000 in 2004, pertaining to the tax years 1999 and 2000.

     We reported net income of $2,587,000 for the three months ended September 30, 2004, versus a net loss of $343,000 for the same period in 2003.

     Both our Series A Preferred Stock and Series B Preferred Stock are convertible into our common stock at rates that, at the date of issuance of the preferred stock, would have resulted in the holders having a higher value of common stock than the amount they paid for the preferred stock if they converted on that date. Accordingly, pursuant to accounting regulations, that “in-the-money’ conversion feature was valued and recorded as a separate component of our additional paid-in capital and as a reduction of the carrying value of the preferred stock. Both series of preferred stock received this accounting treatment in the third quarter of 2004 because the Series B Preferred Stock was issued in the third quarter and the Series A Preferred Stock became convertible (rather than mandatorily redeemable) upon a third quarter approval of our shareholders. The resulting carrying value of the preferred stock was then increased up to the full stated amount of the preferred stock plus unpaid dividends with a charge directly to accumulated deficit. In addition, a similar “in-the-money” value imbedded in dividends declared though September 30, 2004 on our preferred stock (such dividends also being convertible into our common stock) also received the same accounting treatment. Additionally, dividends – at a rate of 6% — on both series of preferred stock are similarly charged directly to accumulated deficit. In aggregate for the third quarter, $33,318,000 of charges were recorded directly to accumulated deficit. While these charges did not impact net earnings for the quarter, they are deducted from net earnings to arrive at net loss available to common shareholders. Accordingly, our 2004 third quarter basic and diluted loss per share was $1.49 compared to basic and diluted loss per share of $0.02 per share in the third quarter of 2003. Going forward, similar charges will be made related to future preferred stock dividends with ‘in-the-money” conversion value.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO 2003

     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Ophthalmic segment	$22,613	$20,279
Injectable segment	8,177	10,712
Contract Services segment	7,334	4,980

Total revenues	$38,124	$35,971

     Consolidated revenues increased 6.0% for the nine months ended September 30, 2004 compared to the same period in 2003.

     Ophthalmic segment revenues increased 11.5%, primarily due to the strong sales in our diagnostic and therapeutic product offerings. Injectable segment revenues decreased 23.7% year to date due to lower volumes of rheumatology and anesthesia products resulting from the release of significant rheumatology and antidote product backorders in the 2003 period. Contract services revenues increased by 47.3% reflecting our trend towards moderate recovery versus the prior year, albeit at reduced levels when compared with historical trends, which we believe is due mainly to customer concerns about the status of the ongoing FDA compliance matters at our Decatur facilities as well as the temporary closure for aseptic processing of a production room at that same facility in 2003.

     We anticipate that revenues from all of our product segments are not likely to substantially grow unless and until the issues surrounding the FDA review of our Decatur facilities will be favorably resolved. The FDA compliance matters are not anticipated to be resolved prior to the end of 2004; however, no assurance can be made that these matters will be resolved by such time, or ever. See Note L – “Commitments and Contingencies.” The production of Fluress and Flouracaine, two of our opthalmic products, were suspended in April 2003 pending development of a new container closure system for those products. We have resumed production and shipments of our Fluress product, albeit at reduced levels during the third quarter and are continuing our efforts to re-introduce our Fluoracaine product.

     Year to date consolidated gross margin was $14,112,000 or 37.0% for 2004, compared with a gross margin of $11,453,000 or 31.8% in the same period a year ago. The increase in sales volume across the Ophthalmic and Contract Services segments and certain reserve reductions more than offset the decrease in the higher margin antidote and rheumatology product sales.

     SG&A expenses decreased 14.5%, to $10,218,000 from $11,946,000, for the year to date period ended September 30, 2004 as compared to the same period in 2003. The key components of this decrease in 2004 were additional legal fees and consulting costs associated with the restructuring of our senior debt in 2003.

     Amortization and write-down of intangibles year-to-date through September 30, 2004 increased 174.0%, to $2,871,000 from $1,047,000 in the prior year. 2004 year-to-date results include impairment charges totaling approximately $1,851,000 related to licenses for products, which we recognized, after a thorough product review of historical and projected earnings, were not sellable at amounts and prices that would support the related intangible asset.

     R&D expenses increased 3.9% in 2004, to $1,150,000 from $1,107,000 for the same period in 2003 due to expense related to R&D test batches. Expenditures in 2004 are still scaled back from historical levels pending resolution of the FDA warning letter.

     Interest and other expense for the nine month period ended September 30, 2004 increased 97.0% in 2004, to $3,709,000 from $1,882,000 for the same period in the prior year. The majority of this increase is due to Series A Preferred Stock dividends, and Series A Preferred Stock discount accretion totaling $1,064,000 in the 2004 period, which had been charged to interest expense pending an amendment to our Articles of Incorporation to increase the authorized number of common stock shares to 150,000,000, a number sufficient to allow for the conversion of our Series A Preferred Stock. As a result of the acceptance of the amendment, which was received at our annual meeting held on July 8, 2004, future dividends and accretion on the Series A Preferred Stock will be recorded as an adjustment to equity. The Series A Preferred Stock was issued in October 2003. Additionally, the 2004 period also included the amortization and write-off of deferred financing costs related to the 2003 re-financing.

     We recognized a gain related to dispute settlements of $1,582,000 for the third quarter. This amount is made up of the gain on the settlement of the Novadaq arbitration of $1,287,000 as well as settlement on the AEG arbitration which resulted in a net gain on settlement of $295,000.

     For the nine months ended September 30, 2004, we recorded unanticipated net federal tax refunds of $42,000, pertaining to the tax years 1999 and 2000. In 2003 we recorded a net tax benefit of $171,000 relating to unanticipated state income tax refunds.

     We reported net loss of $2,212,000 for the nine month period ended September 30, 2004, versus a net loss of $4,358,000 for the same period in 2003.

     As described in the quarter-to-quarter analysis, our 2004 net losses were increased due to preferred stock dividends and adjustments aggregating $33,318,000 resulting in a basic and diluted loss per share for the nine months ended September 30, 2004 of $1.76. Our basic and diluted loss per share for the same period on 2003 was $0.22.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     As of September 30, 2004, we had net working capital of $9,913,000 versus a deficit of $1,364,000 at December 31, 2003.

     During the nine-month period ended September 30, 2004, we used $629,000 in cash from operations, primarily due to increases in accounts receivables and inventories, offset in part by non-cash adjustments for amortization and depreciation. Investing activities during the nine-month period ended September 30, 2004 include the $2,000,000 Novadaq cash settlement received and our $1,250,000 investment in and advancements to Akorn-Strides, LLC as well as $611,000 of capital expenditures primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $6,001,000 in cash, due to the proceeds from the August 2004 equity financing of $13,044,000 which was used to extinguish the outstanding bank debt of $7,664,000.

     For the nine months ended September 30, 2003, the Company used $927,000 in cash from operations, primarily due to an increase in accounts receivable partially offset by a decrease in inventory. The increase in receivables was due to increased in sales for the quarter. Inventory decreased due to strict controls over purchases of raw materials and components. Investing activities during the period ended September 30, 2003 used $1,302,000 in cash, including $1,152,000 related to the lyophilized pharmaceuticals manufacturing line expansion. Financing activities generated $2,169,000 in cash during the period ended September 30, 2003, as the company utilized its available line of credit to meet its working capital needs.

     On October 7, 2003, a group of investors (the “Investors”) purchased all of our then outstanding senior bank debt from The Northern Trust Company (“Northern Trust”), a balance of $37,731,000, at a discount and exchanged such debt with us (the “Exchange Transaction”) for (i) 257,172 shares of our Series A 6% Participating Preferred Stock, (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,000 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of our common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinate Notes and cash were issued by us to (a) The John N. Kapoor Trust dtd 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our Chairman of the Board of Directors and the holder of a significant stock position in Akorn, (b) Arjun C. Waney, a director and the holder of a significant stock position in Akorn, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. We also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. We also paid a portion of the legal fees of the Investors.

     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with two Term Loans (collectively, the “Term Loans”) which consisted of a $5,500,000 term loan A, and a $1,500,000 term loan B, totaling $7,000,000, and a revolving line of credit of up to $5,000,000 (the “Revolver”) to provide for working capital needs (the “New Credit Facility”) secured by substantially all of our assets. Our obligations under the New Credit Facility were guaranteed by the Kapoor Trust and Mr. Waney. In exchange for this guaranty, we issued additional warrants to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Mr. Waney, respectively, with an exercise price of $1.10 per share.

     The primary impact of the Exchange Transaction and New Credit Facility on our liquidity and capital resources was as follows:

•	The then-existing default on our senior bank debt with Northern Trust was eliminated, as the associated debt was retired;

•	The then-existing defaults on our subordinated loans from NeoPharm, Inc. and the Kapoor Trust were waived;

•	The total amount of our senior bank debt was reduced from $37,731,000 as of September 30, 2003 to $7,000,000 as of the closing of those transactions;

•	The interest rate on our senior bank debt was reduced from prime plus 3.0% to prime plus 1.75% for the new term loans and prime plus 1.50% for the new revolving line of credit;

•	We obtained a revolving line of credit of up to $5,000,000 and an additional $1,000,000 pursuant to the term loan under the New Credit Facility to meet working capital needs and fund future operations;

•	We issued additional subordinated debt with an aggregate principal amount of approximately $2,767,000, which accrues interest at a rate of prime plus 1.75% per annum;

•	We issued preferred stock with an aggregate initial stated value of $25,717,200, which accrues dividends at a rate of 6.0% per annum; and

•	The Investors acquired the Series A Preferred Stock and Series A Warrants that, as of the closing, had the right to acquire approximately 44,000,000 shares of our common stock, or more than 220% of the outstanding shares of common stock prior to the closing.

     On August 23, 2004, we completed a private placement to certain investors of 141,000 shares of our Series B Preferred Stock at a price of $100 per share, convertible into common stock at a price of $2.70 per share, with Series B Warrants to purchase 1,566,667 additional shares of our common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share. The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000, were approximately $13,044,000.

     A portion of the net proceeds of the private placement paid off the outstanding debt from LaSalle Bank. The remainder of the net proceeds will be used for working capital and general corporate purposes. Among other things, the proceeds will pay for the validation testing of our new Lyophilization facility, which is expected to become operational by approximately late 2005 or early 2006. On August 26, 2004, in connection with the pay off of our outstanding debt under the New Credit Facility, we and LaSalle Bank amended the New Credit Facility to release the guaranty of Dr. Kapoor and The Kapoor Trust effective as of such date provided that if prior to November 24, 2004 there is then pending a petition in bankruptcy court against us or our subsidiary and there is then existing a claim that all or any portion of the payoff amount is a fraudulent transfer or a preferential payment, or should otherwise be set aside, then the guaranty shall be reinstated.

     The Exchange Transaction, coupled with the private placement of Series A and Series B Preferred Stocks, have substantially reduced our overall debt from $45,755,000 as of September 30, 2003 to $10,429,000 as of September 30, 2004, and positioned us to improve our operating results.

     As of September 30, 2004, we had approximately $5,700,000 in cash and cash equivalents and approximately $4,900,000 of undrawn availability under our current line of credit. We believe that our realigned balance sheet, our access to our line of credit and cash flow from operations will be sufficient to operate our business for the next twelve months. However, although we are profitable for the three months ended September 30, 2004, we have incurred operating losses for the last two years and first six months of 2004. At this time, we are exploring opportunities to raise additional capital to fund future growth opportunities.

     If our cash flow from operations and current line of credit are not sufficient to fund the operation of our business, we may be required to seek additional financing. Such additional financing may not be available when needed or on terms favorable to us and our shareholders. Any such additional financing, if obtained, will likely require the granting of rights, preferences or privileges senior to those of the common stock and result in additional dilution of the existing ownership interests of the common stockholders.

FDA Compliance Matters

     As described in more detail in Note L — “Commitment and Contingencies,” we continue to be subject to potential claims by the FDA. We have submitted to the FDA and have implemented a plan for comprehensive corrective actions at our Decatur, Illinois facilities and are seeking to resolve our ongoing compliance matters. However, an unfavorable outcome may have a material impact on our operations and our financial condition, results of operations and/or cash flows and may constitute a covenant violation under the New Credit Facility, any or all of which could have an adverse effect on our liquidity.

Facility Expansion

     We are in the process of completing an expansion of our Decatur, Illinois facility to add capacity to provide Lyophilization manufacturing services. We do not presently possess this manufacturing capability. Subject to our ability to generate sufficient operating cash flow or to obtain new financing for future operations and capital expenditures, we anticipate the completion of the Lyophilization expansion in the second half of 2005. As of September 30, 2004, we had spent approximately $18,500,000 on the expansion and anticipate the need to spend approximately $2,000,000 additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the Lyophilization facility as the major capital equipment items are currently in place. Once the Lyophilization facility is validated, we will proceed to produce stability batches to provide the data necessary to allow the Lyophilization facility to be inspected and approved by the FDA. Our Lyophilization manufacturing facility is not subject to current FDA non-compliance claims.

Strategic Business Alliances

On April 21, 2004, we announced the signing of a memo of understanding with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India. As a result of negotiations following the execution of the memo of understanding, on September 22, 2004, we entered agreements with Strides for the development, manufacturing and marketing of grandfathered products, patent-challenging products and ANDA products for the U.S. Hospital and retail markets. The joint venture will operate in the form of a new Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides will be responsible for developing, manufacturing and supplying products under an OEM Agreement between it and the Joint Venture Company. We will be responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. We and Strides each own 50% of the Joint Venture Company and with equal management representation. Each will contribute $1,250,000 in capital, to be used to finance the preparation of ANDAs by Strides. As of September 30, 2004, we had funded our $1,250,000 capital contribution to the Joint Venture Company, which was recorded as a long-term asset “Investment in Akorn-Strides, LLC”. We will also loan an additional $1,250,000 to the Joint Venture Company that will be advanced to Strides to finance its capital contribution. Under the OEM Agreement, these funds will be paid to Strides to finance the preparation, development and filing with the FDA of ANDAs for generic drugs based on a mutually agreed development schedule. The Joint Venture Company will have exclusive rights to FDA approved generic drugs within the United States hospital, medical clinic, physician group and other wholesale drug markets. For further details, please refer to Note M — Akorn-Strides, LLC .

     On July 21, 2004, we and FDC Limited (“FDC”), India’s second largest manufacturer and marketer of ophthalmic pharmaceutical products, announced the signing of a purchase and supply agreement which would provide us with an ophthalmic finished dosage form product pipeline for exclusive use in the U.S. and Canada. The ophthalmic products will be developed and manufactured for us by FDC. Under the agreement, we will be responsible for FDA regulatory submissions and marketing of the products directly in the U.S. Innova, our Canadian distributor for ophthalmic products, will be responsible for the direct marketing of these products in Canada. FDC exports active pharmaceutical ingredients to over 45 countries, including the U.S. and Canada, and holds drug master files and registration in both countries. Products will be manufactured in India, and FDC is intending to submit approximately four to six ANDAs in the first year of the agreement.

     On August 31, 2004, we entered into an option agreement with The University of Texas M.D. Anderson Cancer Center to license a patent entitled “M-EDTA Pharmaceutical Preparations of Uses Thereof” and related technology rights invented by Issam I. Raad and Robert Sheretz. The option agreement grants us an option to evaluate the patent and to determine an appropriate regulatory pathway based on discussion with the FDA. The patent is targeted at the prevention of intravascular catheter-related infections and occlusions.

If we exercise our right to license the patent, we will pay an initial license fee, fund clinical testing, and pay a milestone license fee upon FDA approval and royalties for the life of the patent.

     On October 15, 2004, we entered into an agreement with Serum Institute of India Ltd. (“Serum”), the world’s fifth largest vaccine manufacturer, in an exclusive drug development and distribution agreement for oncology and other injectable drug products for the United States and Canada. Under the terms of the five-year agreement Serum will develop and manufacture certain drug products (“ANDAs”) for us. We will be responsible for all regulatory submissions and will own the ANDAs and will buy the products from Serum under a negotiated transfer price arrangement which guarantees minimum annual purchases of $1,000,000 per product in order to maintain exclusivity. Additionally, we will market and sell the products in the U.S. and Canada under the Akorn label. The total market size for the sixteen (16) products that have been identified for phase I product development has combined current U.S. revenues of over $3 billion.

     On October 20, 2004, we entered into a binding Term Sheet with Hameln Pharmaceuticals gmbh (“Hameln”), a leading private German pharmaceuticals company, to license and supply to us two Orphan Drug NDA’s: Calcium-DTPA and Zinc-DTPA. The two drugs were approved on August 11, 2004 by the FDA, and are indicated as antidotes for the treatment of radioactive poisoning. Sales for the two drugs are expected to commence in the fourth quarter of 2004. Under the Term Sheet, Hameln will provide to us an exclusive license for an initial term of five years with automatic successive two-year extensions if we can negotiate a license by November 30, 2004. We have paid 100,000 Euros to enter into this exclusive binding Term Sheet. The two companies intend to enter into a binding contract by November 30, 2004 at which time we will pay a one-time 1,500,000 Euro license fee. We will be responsible for marketing and distributing both drugs in the U.S. and Canada. We will pay Hameln the greater of 50% of its gross revenues or a minimum transfer price for the product. Hameln will be responsible for the manufacturing of both drugs for us. We will be responsible for the payment of any annual FDA establishment fees and for the cost of any post approval studies.

     New Credit Facility

     As described in Note H — “Financing Arrangements” — to the Consolidated Financial Statements, we entered into a New Credit Facility with LaSalle Bank. The New Credit Facility with LaSalle Bank consists of a $5,500,000 term loan A, a $1,500,000 term loan B (collectively, the “Term Loans”), as well as a revolving line of credit of up to $5,000,000 (the “Revolver”) secured by substantially all of our assets. The New Credit Facility matures on October 7, 2005. The Term Loans bore interest at prime plus 1.75% and were paid in full on August 23, 2004. The Revolver bears interest at prime plus 1.50%.

     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2,500,000, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EDITDA levels, Fixed Charge Coverage Ratios, Senior Debt to EBITDA ratios and Total Debt to EBITDA ratios. If we are not in compliance with the covenants of the New Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the New Credit Facility would become immediately due and payable. We had negotiated an amendment to the New Credit Facility effective December 31, 2003 to clarify certain covenant computations and waive certain technical violations. Certain financial covenants were further amended and the time for compliance with certain non-financial covenants was extended under an amendment entered into with LaSalle Bank on August 13, 2004. The New Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. Because the New Credit Facility also requires us to maintain our deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability.

     On August 23, 2004, we completed a private placement to certain investors of 141,000 shares of our Series B Preferred Stock at a price of $100 per share, convertible into common stock at a price of $2.70 per share, with Series B Warrants to purchase 1,566,667 additional shares of our common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share. A portion of the net proceeds of the private placement paid off the Term Loans. We continue to maintain the LaSalle Bank line of credit which as of September 30, 2004 had an outstanding balance of $100,000 which is carried as a current liability.

     On August 26, 2004, we entered into the Second Amendment to the New Credit Facility (the “Second Amendment”), which released the Kapoor Trust guaranty and eliminated certain event of default provisions that were related to the Kapoor Trust guaranty. In addition, on August 27, 2004, LaSalle Bank cancelled each of the irrevocable standby letters of credit posted by Dr. Kapoor and Mr. Waney

     On October 8, 2004, the Company entered into the Third Amendment to the New Credit Facility (the “Third Amendment”). Among other things, the Third Amendment amended certain financial covenants and LaSalle Bank agreed to waive certain events of default arising out of our noncompliance with certain obligations, including noncompliance arising from an event of default under the NeoPharm Note.

Subordinated Debt

     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement (“the “Convertible Note Agreement”), including a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both Tranche A Note and Tranche B Note, which are due December 20, 2006, bear interest at prime plus 3% and were issued with detachable warrants to purchase shares of common stock. Interest payments are currently prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allows for conversion of the subordinated debt plus interest into our common stock, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     In December 2001, we entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund our efforts to complete our Lyophilization facility located in Decatur, Illinois. The note (“NeoPharm Note”) was executed in conjunction with a processing agreement that provides NeoPharm with the option of securing at least 15% of the capacity of our Lyophilization facility each year. Dr. John N. Kapoor, our chairman, is also chairman of NeoPharm and holds a substantial stock position in NeoPharm as well as in us.

     On October 6, 2004, we received a notice from NeoPharm, that an event of default had occurred on the outstanding NeoPharm Note. The notice stated that an event of default was triggered when a processing agreement between NeoPharm and us which was contractually obligated to go into effect on or before October 1, 2004, failed to occur. The processing agreement failed to become effective, in part, because of an inability to remove the sanctions imposed by the FDA on our Decatur facilities. The event of default under the NeoPharm Note also triggered a cross-default provision under the Convertible Note Agreement and the New Credit Facility. The Kapoor Trust has waived the cross-default. On October 8, 2004, we entered into the Third Amendment to the New Credit Facility. Among other things, the Third Amendment amended certain of the financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations, including noncompliance arising from the event of default under the NeoPharm Note. Pursuant to subordination agreement with LaSalle Bank, we may not make any payments to NeoPharm and NeoPharm may not enforce any remedies against us under the NeoPharm Note, until the senior debt is paid in full and the commitment for the senior debt is terminated. Consequently, NeoPharm cannot take any actions that would have an adverse financial impact to us. However, because of its default, we recorded the $3,250,000 of debt and $300,000 of interest as current obligations as of September 30, 2004. We are currently trying to resolve this matter with NeoPharm.

     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest under the NeoPharm Note accrues at 1.75% above LaSalle Bank’s prime rate (6.25% as of September 30, 2004). Interest payments under both agreements are currently prohibited under the terms of a subordination arrangement with LaSalle Bank. The amended NeoPharm Note also requires us to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid.

     All remaining amounts owed under the amended NeoPharm Note are payable at maturity on December 20, 2006. The Kapoor Trust amendment did not change the interest rate or the maturity date of the Tranche A Note or Tranche B Note under the Convertible Note Agreement.

     As part of the Exchange Transaction, we issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of our subordination arrangements. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the amended NeoPharm Note but senior to the Convertible Note Agreement. We also issued to the holders of the 2003 Subordinated Notes Warrants (the “Note Warrants”)to purchase an aggregate of 276,714 shares of our common stock with an exercise price of $1.10 per share.

Preferred Stock

Series A Preferred Stock

     The Series A Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at our option, such dividends are currently being deferred and will be convertible into our common stock. All shares of Series A Preferred Stock have liquidation rights in preference over junior securities, including the common stock, and have certain antidilution protections. The Series A Preferred Stock and unpaid dividends are convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Restated Articles of Incorporation. All shares of Series A Preferred Stock shall convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. Until our shareholders approved certain provisions regarding the Series A Preferred Stock (the “Stockholders Approval”), which occurred in July 2004, the Series A Preferred Stock was also redeemable in October 2011.

     Holders of Series A Preferred Stock have full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares can be converted. Holders of Series A Preferred Stock and common stock shall vote together as a single class on all matters submitted to a shareholder vote, except in cases where a separate vote of the holders of Series A Preferred Stock is required by law or by the Restated Articles of Incorporation. The Restated Articles of Incorporation provide that we cannot take certain actions, including (i) issuing additional Preferred Stock or securities senior to or on par with the Series A Preferred Stock, (ii) amending our Restated Articles of Incorporation or By-laws to alter the rights of the Series A Preferred Stock, (iii) effecting a change of control or (iv) effecting a reverse split of the Series A Preferred Stock, without the approval of the holders of 50.1% of the Series A Preferred Stock.

     Immediately after the Exchange Transaction, the Investors held approximately 75% of the aggregate voting rights represented by outstanding shares of common stock and Series A Preferred Stock. After the Exchange Transaction and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the Investors would hold approximately 77% of the common stock, on a fully-diluted basis. Prior to the Exchange Transaction, the Investors held approximately 35% of the outstanding voting securities and would have held approximately 42% of the common stock on a fully-diluted basis.

     The initially recorded amount of the Series A Preferred Stock, as described in Note H, was $5,174,000 below its stated value. We, up through the Stockholders Approval date, had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion for the three and nine month periods ended September 30, 2004 was $14,000 and $267,000, respectively.

     Pursuant to FASB No. 150 — “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as amended, the Series A Preferred Stock was originally reflected as a liability because of its mandatory redemption feature. That characterization remained through July 8, 2004 and as such, dividends have been reflected as interest expense in the statement of operations through July 8, 2004. As a result of the Stockholders Approval on July 8, 2004, the carrying value of the Series A Preferred Stock was reclassified into shareholders’ equity and future dividends are reflected as adjustments to accumulated deficit and are shown in the financial statements as impacting income (loss) available to common stockholders. Additionally, and in accordance with EITF Abstract No. 00-27, the Company also recorded in July 2004 the value of the conversion option imbedded at issuance in each share of Series A Preferred Stock, subject to limitations described in the EITF. That value, approximately $20,874,000, reduced the carrying value of the Series A Preferred Stock to near $0 with the offsetting excess to common stock. The carrying value of the Series A Preferred Stock was then adjusted to its full aggregated stated value, plus unpaid dividends (approximately $26,552,000) with a charge directly to accumulated deficit. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.

Series B Preferred Stock

     On August 23, 2004, we issued an aggregate of 141,000 shares of Series B 6% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $1.00 per share, convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”). The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000. A portion of these proceeds were used to pay off the Term Loans and reduce the Revolver to zero. That early pay down and resulting elimination of certain personal guarantees of that debt, resulted in the write-off of $245,000 of unamortized deferred financing fees. Remaining proceeds will be used for working capital and other general corporate purposes, including for the validation testing of our Lyophilization facility. In accounting for the issuance of the Series B Preferred Stock and Series B Warrants, we recorded additional charges directly to accumulated deficit of $5,998,000. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.

     Series B Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at our option, such dividends are currently being deferred and added to the Series A Preferred Stock balance. Each share of our Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, is convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator may be adjusted from time to time pursuant to the anti-dilution provisions of the Restated Articles of Incorporation governing the Series B Preferred Stock. We have the option of converting all shares of Series B Preferred Stock into shares of our common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share.

     As required under the terms of the Series B Preferred Stock, we completed, in October 2004, the registration with the Securities and Exchange Commission of the common shares into which the Series B Preferred Stock is convertible. Due to that registration, the holders of the Series B Preferred Stock can no longer put their shares back to us. Accordingly, the Series B Preferred Stock was reclassified into equity in October 2004.

     Immediately after the private placement, the purchasers of Series B Preferred Stock held approximately 31% of the aggregate voting rights represented by outstanding shares of common stock and Series B Preferred Stock. After the private placement and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the purchasers of Series B Preferred Stock would hold approximately 9% of the common stock, on a fully-diluted basis. Prior to the private placement, the purchasers of Series B Preferred Stock held approximately 5% of the outstanding voting securities and would have held approximately 18% of the common stock on a fully-diluted basis.

Other Indebtedness

     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,389,000 and $1,623,000 at September 30, 2004 and December 31, 2003, respectively. The principal balance is payable over 10 years, with the final payment due in June 2007. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

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

     Management obtains wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, we obtained better information from the wholesalers to estimate the amount of in-transit inventory, which lowered our estimate of in-transit inventory. This resulted in us recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. We intend to use this new information on a go forward basis to estimate in-transit inventory. Additionally, in the second quarter of 2004, in accordance with our policy, reduced our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six quarter trend of such sales being below our previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. We intend to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made. Also, we do not expect any other significant changes in its chargeback estimates during 2004.

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

     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month periods ended September 30, 2004 and 2003, we recorded chargeback and rebate expense of $4,313,000 and $3,481,000, respectively. For the nine months ended September 30, 2004 and 2003, we recorded chargeback and rebate expense of $10,733,000 and $9,786,000, respectively. The allowance for chargebacks and rebates was $3,705,000 and $4,804,000 as of September 30, 2004 and December 31, 2003, respectively.

ALLOWANCE FOR PRODUCT RETURNS

     We also maintain an allowance for estimated product returns. Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. Actual returns processed can vary materially from period to period. For the three month periods ended September 30, 2004 and 2003, we recorded a provision for product returns of $518,000 and $453,000, respectively. For the nine month period ended September 30, 2004 and 2003, we recorded a provision for product returns of $1,700,000 and $1,790,000, respectively. The allowance for potential product returns was $1,511,000 and $1,077,000 at September 30, 2004 and December 31, 2003, respectively.

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

     For the three month period ending September 30, 2004, we recorded a net benefit for doubtful accounts of $63,000, as recoveries and reduced reserve requirements exceeded write-offs and newly identified collectibility concerns. For the three month period ending September 30, 2003, we recorded a net provision of $21,000. For the nine months ending September 30, 2004 and 2003, we recorded a net benefit for doubtful accounts of $490,000 and $327,000, respectively. The allowance for doubtful accounts was $726,000 and $609,000 as of June 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, we had a total of $1,062,000 of past due gross accounts receivable, of which $298,000 was over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $726,000, the portion related to major wholesaler customers is $668,000 with the remaining $58,000 reserve for all other customers.

ALLOWANCE FOR DISCOUNTS

     We maintain an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. We evaluate the allowance balance against actual discounts taken. For the three month periods ended September 30, 2004 and 2003, we recorded a provision for cash discounts of $308,000 and $230,000, respectively. For the nine months ended September 30, 2004 and 2003, we recorded a provision for cash discounts of $639,000 and $588,000, respectively. The allowance for discounts was $161,000 and $94,000 as of September 30, 2004 and December 31, 2003, respectively.

ALLOWANCE FOR SLOW-MOVING INVENTORY

     We maintain an allowance for slow-moving and obsolete inventory. For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyze our raw material and component inventory for slow moving items. For the three month periods ended September 30, 2004 and 2003, we recorded a provision of $548,000 and $263,000, respectively. For the nine months ended September 30, 2004 and 2003, we recorded a provision of $1,233,000 and $671,000, respectively. The allowance for slow-moving inventory at September 30, 2004 and December 31, 2003 was $912,000 and $917,000, respectively.

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

INTANGIBLES

     Intangibles assets consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 17 months to 18 years. Accumulated amortization at September 30, 2004 and December 31, 2003 was $10,595,000 and $9,958,000, respectively. We periodically assess potential impairment of intangible assets based on several factors, including estimated fair market value and anticipated cash flows. Year-to-date, through September 30, 2004, we have recognized charges of approximately $1,849,000 related to licenses for certain products which could no longer be sold at acceptable amounts and prices, to support the related intangible assets. Management continues to evaluate the value of our remaining licenses with an aggregate value of $10,061,000 at September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with changes in interest rates. Our interest rate exposure currently involves three debt instruments. Debt under the amended NeoPharm Note and the 2003 Subordinated Promissory Notes, bears interest at prime plus 1.75%. Revolver debt under the New Credit Agreement bears interest at prime plus 1.50%. The subordinated convertible debentures issued to the Kapoor Trust under the Convertible Note Agreement bear interest at prime plus 3.0%. All of our remaining long-term debt is at fixed interest rates. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at September 30, 2004 would result in a $150,000 pre-tax change in annual interest expense.

     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.

     The fair value of the debt obligations approximated the recorded value as of September 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     (i) On March 27, 2002, we received a letter informing us that the staff of the regional office of the Securities and Exchange Commission (“SEC”) in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against us and seek an order requiring the Company to be enjoined from engaging in certain conduct. The staff alleged that we misstated our income for fiscal years 2000 and 2001 by allegedly failing to reserve for doubtful accounts receivable and overstating our accounts receivable balance as of December 31, 2000. The staff alleged that internal control and books and records deficiencies prevented us from accurately recording, reconciling and aging its accounts receivable. We also learned that certain of our former officers, as well as a then current employee had received similar notifications. Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2001, our management determined that we needed to restate our financial statements for 2000 and 2001 to record a $7,500,000 increase to the allowance for doubtful accounts as of December 31, 2000, which we had originally recorded as of March 31, 2001.

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

     (ii) In October 2000, the FDA issued a warning letter to us following the FDA’s routine cGMP inspection of our Decatur manufacturing facilities. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA. Its primary purpose is to elicit voluntary corrective action. The letter warns that if voluntary action is not forthcoming, the FDA may use other legal means to compel compliance. These include seizure of products and/or injunction of us and responsible individuals. The October 2000 warning letter addressed several deviations from regulatory requirements including general documentation and cleaning validation issues and requested corrective actions be undertaken by us. We initiated corrective actions and responded to the warning letter. Subsequently, the FDA conducted another inspection in late 2001 and identified additional deviations from regulatory requirements including cleaning validation and process control issues. This led to the FDA leaving the warning letter in place and issuing a Form 483 to document its findings. While no further correspondence was received from the FDA, we responded to the inspectional findings. This response described our plan for addressing the issues raised by the FDA and included improved cleaning validation, enhanced process controls and approximately $2,000,000 of capital improvements. In August 2002, the FDA conducted an inspection of the Decatur facilities and identified deviations from cGMPs. We responded to these observations in September 2002. In response to our actions, the FDA conducted another inspection of the Decatur facilities during the period from December 10, 2002 to February 6, 2003. This inspection identified deviations from regulatory requirements including the manner in which we process and investigate manufacturing discrepancies and failures, customer complaints and the thoroughness of equipment cleaning validations. Deviations identified during this inspection had been raised in previous FDA inspections. We responded to these findings in writing and in a meeting with the FDA in March 2003. In that meeting, we set forth our plan for implementing comprehensive corrective actions and have provided progress reports to the FDA on April 15, May 15 and June 15, 2003.

     We are working with the FDA to favorably resolve such compliance matters and have submitted to the FDA and continue to implement a plan for comprehensive corrective actions at our Decatur, Illinois facilities. The FDA completed another inspection of our Decatur facilities on April 7, 2004. We have responded to the findings from this inspection and have been meeting with the FDA to discuss these responses and the status of the Decatur facilities. As a result of these meetings, we will be subject to a confirmatory inspection to verify our corrective actions on the previous inspection. The result of the last inspection remains open, pending this confirmatory inspection. The confirmatory inspection is anticipated to occur in the fourth quarter of 2004. Our management believes that we will successfully resolve these compliance matters with the FDA. However, there can be no guarantee that the FDA matters will be successfully resolved.

     As a result of the confirmatory inspection, the FDA may take either of the following actions: (i) find that the Decatur facilities is in substantial compliance; or (ii) require we undertake further corrective actions, and then conduct another inspection to assess the success of those efforts. At this time, it is not possible to predict the FDA’s course of action.

     If the inspection identifies significant deviations, the FDA may initiate enforcement action including the following: (1) maintain the warning letter sanctions and require further corrective actions, which could include a recall of certain products; (2) seek a court-ordered injunction which may include temporary suspension of some or all operations, mandatory recall of certain products, potential monetary penalties or other sanctions; or (3) seize our products. Any of these actions could significantly impair our ability to continue to manufacture and distribute products, generate cash from our operations, and may result in a covenant violation under our senior debt.

     We believe that unless and until the issues identified by the FDA have been successfully corrected and the corrections have been verified through reinspection, it is doubtful that the FDA will approve any NDAs or ANDAs that may be submitted by us for products to be manufactured at the Decatur facilities. This has adversely impacted, and is likely to continue to adversely impact, our ability to expand sales through new product introductions. However, we are able to continue manufacturing and distributing our current product lines.

     (iii) On August 9, 2003, Novadaq Technologies Inc. (“Novadaq”) notified us that it had requested arbitration related to a dispute between us and Novadaq regarding the issuance of a Right of Reference. We would have been obligated to provide a Right of Reference under the January 4, 2002 Supply Agreement between the two companies. We did not believe we were obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. We were also contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. On June 4, 2004, a settlement was reached between us and Novadaq, whereby we would provide the requested Right of Reference to Novadaq in exchange for Novadaq’s repurchase of our holdings in Novadaq at a purchase price of $2,000,000. Proceeds were received in July 2004 (and used to reduce the outstanding debt obligation) and a gain of approximately $1,287,000 was reported during the third quarter.

     (iv) On October 8, 2003, pursuant to the terms of the Letter Agreement dated September 26, 2002 between us and AEG Partners LLC, (“AEG”) as amended (the “AEG Letter Agreement”), we terminated our consultant AEG. AEG contended that, as a result of the Exchange Transaction, we must pay it a “success fee” consisting of $686,000 and a warrant to purchase 1,250,000 shares of our common stock at $1.00 per share, and adjust the terms of the warrant, pursuant to certain anti-dilution provisions, to take into account the impact of the Series A Preferred Stock issued in connection with the Exchange Transaction. We disputed that AEG is owed this success fee. On August 2 and 3, 2004, we and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of Series A Warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, we reported a one-time net gain of approximately $295,000 in the third quarter of 2004. If AEG decides to exercise all of the AEG Warrants, we will receive $937,500 at an exercise price of $0.75 per share. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We filed a Registration Statement on Form S-1 (File No. 333-119168) (the “Registration Statement”) with SEC relating to the resale of 61,778,323 shares of our common stock, no par value per share, by the selling stockholders identified therein (the “Selling Stockholders”). The Registration Statement was declared effective by the SEC on October 29, 2004, at 1:00 p.m. PDT, and the offering may commence at any time by the Selling Stockholders. The shares of common stock registered by the Registration Statement represent the number of shares that have been issued or are issuable upon the conversion or exercise of the Series A Preferred Stock, Series B Preferred Stock, warrants and convertible notes described in therein, including shares estimated to be issuable in satisfaction of dividends accrued and unpaid through June 30, 2005 and interest accrued and unpaid through August 31, 2005 on such securities. We estimated the aggregate price of the offering of the amount registered to be $182,246,053. This amount was estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. We do not know how many shares of common stock will be purchased under the Registration Statement or at what price such shares will be purchased. The aggregate offering price were derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board®.

     We will not receive any of the proceeds from the sale of the shares by the Selling Stockholders. The Selling Stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in this prospectus. The proceeds we will receive will be used for working capital and other general corporate purposes. As of November 1, 2004, we are not aware of any sales made by the Selling Stockholders under the Registration Statement.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 annual meeting of shareholders was held on July 8, 2004. At that meeting, the following proposals were approved:

1. The election of the following six directors to our Board of Directors:

Nominee	Votes “For”	Votes “Withheld”

John N. Kapoor, Ph.D.	54,438,844	183,668
Arthur S. Przybyl	54,477,155	145,357
Jerry N. Ellis	54,496,527	125,985
Ronald M. Johnson	54,479,533	142,979
Jerry I. Treppel	54,497,465	125,047
Arjun C. Waney	54,493,892	128,620

2. The amendment of our Articles of Incorporation to increase our authorized number of shares of common stock from 40,000,000 to 150,000,000. A total of 43,586,075 votes were cast in favor of this proposal, 304,229 votes were cast against, 17,286 abstentions and 10,714,922 non-votes.

3. The adoption of a 2003 Stock Option Plan. A total of 43,408,494 votes were cast in favor of this proposal, 381,616 votes were cast against, 26,655 abstentions and 10,805,747 non-votes.

4. The ratification of the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as our independent auditors for the fiscal year ending December 31, 2004. A total of 54,525,070 votes were cast in favor of this proposal, 93,037 votes were cast against, and there were 4,405 abstentions.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K filed on August 18, 2004 to announce the entering of the definitive agreement with respect to the private placement of Series B Preferred Stock and Series B Warrants.

Form 8-K filed on August 24, 2004 to announce the amendment to the articles of incorporation and sale of Series B Preferred Stock and Series B Warrants.

Form 8-K filed on August 24, 2004 to announce the closing of the sale of Series B Preferred Stock and Series B Warrants.

Form 8-K filed on August 27, 2004 to announce the results of the arbitration in the dispute with AEG Partners, LLC and issuance of Warrants to AEG Partners, LLC.

Form 8-K filed on August 31, 2004 to announce entering into an option agreement to license a patent from the University of Texas M.D. Anderson Cancer Center.

Form 8-K filed on August 31, 2004 to announce entering into a Second Amendment to Credit Agreement with LaSalle Bank.

Form 8-K filed on September 9, 2004 to announce the binding arbitration settlement of the AEG Partners, LLC dispute and issuance of Series A Warrants to AEG Partners, LLC.

Form 8-K filed on September 22, 2004 to announce the entering into a Joint Venture agreement with Strides Arcolab, Ltd.

Form 8-K filed on September 27, 2004 to announce the entering into of various agreements related to the joint venture between the Company and Strides Arcolab, Ltd.

Form 8-K filed on September 30, 2004 to announce the receiving of a executed waiver from the Kapoor Trust.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: November 10, 2004