Form 10-K
period 2004-12-31
AKORN INC
filed 2005-03-31
CIK 3116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2004

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

Registrant’s telephone number: (847) 279-6100

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the voting stock of the Registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s common stock) of the Registrant as of June 30, 2004 was approximately $48,455,432.

The number of shares of the Registrant’s common stock, no par value per share, outstanding as of March 1, 2005 was 25,264,898.

Forward-Looking Statements and Factors Affecting Future Results

     Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, belief or expectations are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	Our ability to resolve our Food and Drug Administration compliance issues at our Decatur, Illinois manufacturing facility;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding to operate and grow our business;

•	The effects of federal, state and other governmental regulation of our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-K and our other Securities and Exchange Commission filings.

     See “Item 1. Business — Factors That May Affect Future Results” on pages 10 through 17. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business

     We manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Our customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. We are a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our headquarters and certain operations to Illinois. We have a wholly owned subsidiary named Akorn (New Jersey), Inc. which has operations in Somerset, New Jersey and is involved in manufacturing, research and development, and administrative activities related to our ophthalmic and injectable segments.

     We classify our operations into three identifiable business segments, ophthalmic, injectable and contract services. These three segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 8. Financial Statements and Supplementary Data, Note M “Segment Information”.

     Ophthalmic Segment. We market a line of diagnostic and therapeutic ophthalmic pharmaceutical products. Diagnostic products, primarily used in the office setting, include mydriatics and cycloplegics, anesthetics, topical stains, gonioscopic solutions, angiography dyes and others. Therapeutic products, sold primarily to wholesalers and other national account customers, include antibiotics, anti-infectives, steroids, steroid combinations, glaucoma medications, decongestants/antihistamines and anti-edema medications. Non-pharmaceutical products include various artificial tear solutions, preservative-free lubricating ointments, eyelid cleansers, vitamin supplements and contact lens accessories. We exited the surgical products business in late 2002. The impact of the exit was not material to our financial results.

     Injectable Segment. We market a line of specialty injectable pharmaceutical products, including antidotes, anesthesia, and products used in the treatment of rheumatoid arthritis and pain management. These products are marketed to hospitals through wholesalers and other national account customers as well as directly to medical specialists.

     Contract Services Segment. We manufacture products for third party pharmaceutical and biotechnology customers based on their specifications.

     Manufacturing. We have manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See “Item 2. Properties.” We manufacture a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for our ophthalmic and injectable segments. Our Decatur facility manufactures products for all three of our segments. Our Somerset facility manufactures primarily ointment products for our ophthalmic segment. See “Factors That May Affect Future Results — Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities.” We are also in the process of adding freeze-dried (lyophilized) manufacturing capabilities at our Decatur manufacturing facility and expect to use a portion of the proceeds from the sale of our Series B Preferred Stock to help fund validation efforts for the lyophilization facility and to fund the development of an internal ANDA lyophilized product pipeline. However, we cannot assure you that we can add lyophilized manufacturing capabilities to our Decatur manufacturing facility, or that such addition, if completed, will prove to be profitable.

     Sales and Marketing. While we are working to expand our proprietary product base through internal development, the majority of our current products are non-proprietary. We rely on our efforts in marketing, distribution, development and low cost manufacturing to maintain and increase market share.

     Our ophthalmic segment uses a three-tiered sales effort. Outside sales representatives sell directly to physicians and group practices. In-house sales (telemarketing) and customer service (catalog sales) sell to optometrists and other customers. A national accounts group sells to wholesalers, retail chains and other group purchasing organizations that represent hospitals in the United States. This national accounts group also markets our injectable pharmaceutical products, which we also sell through telemarketing and direct mail activities to individual specialty physicians and hospitals. The contract services segment markets our contract manufacturing services through direct mail, trade shows and direct industry contacts.

     Research and Development. As of December 31, 2004, we had 21 ANDAs for generic pharmaceuticals in various stages of internal development. We have an additional 47 ANDAs in various stages of development through various strategic agreements with three international partners. See “Government Regulation” beginning on page 8. We plan to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing us to compete by marketing generic equivalents. However, unless and until our issues pending before the United States Food & Drug Administration (the “FDA”) regarding our Decatur manufacturing facility are favorably resolved, we believe it is doubtful that the FDA will approve any New Drug Applications (“NDAs”) or ANDAs we submit related to this facility. Our Somerset facility is not impacted by the FDA issues regarding our Decatur manufacturing facility as evidenced by our new product approvals at the Somerset facility.

     On February 18, 2003, we received approval from the FDA for our ANDA for Lidocaine Jelly, 2% (“Lidocaine Jelly”), a bioequivalent to Xylocaine Jelly(R), a product of AstraZeneca PLC used primarily as a topical anesthetic by urologists and hospitals. According to industry sources, it is estimated that the total annual U.S. market for comparable products was approximately $30,000,000 in 2002. We manufacture this product at our Somerset facility, and it was commercially available in the third quarter of 2003.

     On February 9, 2004, we received FDA approval for the ANDA for Neomycin, Polymyxin B Sulfates and Bacitracin Zinc Ophthalmic Ointment, USP (“Triple Antibiotic”). Triple Antibiotic is a bioequivalent to Neosporin(R) Ophthalmic Ointment, a product of Monarch Pharmaceuticals, Inc., which is used primarily as an ophthalmic antibiotic ointment. We began manufacturing this product in April of 2004 at our Somerset facility. The distribution of this product began in July 2004.

     On April 21, 2004, we announced the signing of a memo of understanding with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India. As a result of negotiations following the execution of the memo of understanding, on September 22, 2004, we entered into agreements with Strides for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for the U.S. hospital and retail markets. The joint venture operates in the form of a Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides will be responsible for developing, manufacturing and supplying products under an OEM Agreement between it and the Joint Venture Company. We will be responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. Strides and Akorn each own 50% of the Joint Venture Company with equal management representation. Each will contribute $1,250,000 in capital, to be used to finance the preparation of ANDAs by Strides. As of December 31, 2004, we had funded our $1,250,000 capital contribution to the Joint Venture Company. In February 2005, we loaned an additional $1,250,000 to the Joint Venture Company that was advanced to Strides to finance its capital contribution. Under the OEM Agreement, the respective contributions were advanced to Strides to finance the preparation, development and filing with the FDA of ANDAs for generic drugs based on a mutually agreed development schedule. The Joint Venture Company will have exclusive rights to FDA approved generic drugs within the United States hospital, medical clinic, physician group and other wholesale drug markets. If within a mutually agreed time period, Strides’ manufacturing facilities in India have not received a satisfactory current Good Manufacturing Practices (“cGMP”) inspection by the FDA, which remains current, and twelve ANDAs for products developed by Strides at its manufacturing facilities in India have not been submitted to the FDA, among other things, we will become the sole owner of the Joint Venture Company and the Joint Venture Company will be entitled to draw on a $1,250,000 letter of credit from an Indian bank that is confirmed by a U.S. bank. On the other hand, if these conditions are met, and if both managers agree, Strides and we may make additional equivalent capital contributions to finance subsequent ANDA preparation costs under a similar arrangement to its initial capital contributions, including an additional loan by us to the Joint Venture Company to finance Strides’ capital contribution. Pursuant to the requirements of FIN 46(R), because we funded Strides’ capital contribution (even though that funding is supported by a letter of credit ultimately in our favor), we are required to consolidate the Joint Venture Company until such time as our loan is collected. Those collections are expected to occur when the Joint Venture Company begins to sell the products that Strides is currently contracted to develop into ANDAs. Accordingly, in our consolidated financial statements, our 2004 contribution to the Joint Venture Company is eliminated. The advance of the initial $1,250,000 from the Joint Venture Company to Strides is reflected as an other current asset and is being amortized over the mutually agreed upon development schedule period. Amortization expense for 2004 was $375,000. We have not and will not record a minority interest receivable to recognize Strides’ 50% portion of the Joint Venture Company losses until such time as Strides has contributed capital at risk. Because of this, we have recorded 100% of the Joint Venture Company losses in our 2004 results of operations.

     On July 21, 2004, we and FDC Limited (“FDC”), India’s second largest manufacturer and marketer of ophthalmic pharmaceutical products, entered into a purchase and supply agreement, which would provide us with an ophthalmic finished dosage form product pipeline for exclusive use in the United States and Canada. The ophthalmic products will be developed and manufactured for us by FDC. Under the agreement, we will be responsible for FDA regulatory submissions and marketing of the products directly in the United States. Innova, our Canadian distributor for ophthalmic products, will be responsible for the direct marketing of these products in Canada. FDC exports active pharmaceutical ingredients to over 45 countries, including the United States and Canada, and holds drug master files and registration in both countries. Products will be manufactured in India, and FDC intends to submit approximately four to six ANDAs in the first year of the agreement.

     On August 31, 2004 we entered into an option agreement with The University of Texas M.D. Anderson Cancer Center to license a patent entitled “M-EDTA Pharmaceutical Preparations of Uses Thereof” and related technology rights invented by Issam I. Raad and Robert Sheretz. The option agreement grants us an option to evaluate the patent and to determine an appropriate regulatory pathway based on discussion with the FDA. The patent is targeted at the prevention of intravascular catheter-related infections and occlusions. If we exercise our right to license the patent, we will pay an initial license fee, fund clinicals, and pay a milestone license fee upon FDA approval and royalties for the life of the patent.

     On October 15, 2004, we entered into an agreement with Serum Institute of India, Ltd. (“Serum”) the world’s fifth largest vaccine manufacturer, in an exclusive drug development and distribution agreement for oncology and other injectable drug products for the United States and Canada. Under the terms of the five-year agreement Serum will develop and manufacture certain ANDAs and we will be responsible for all regulatory submissions. We will also own the ANDAs and will buy the products from Serum under a negotiated transfer price arrangement, under which we must make a minimum purchase of $1,000,000 per product in the first year in order to maintain exclusivity. Additionally, we will market and sell the products in the United States and Canada under our label.

     On November 16, 2004 we entered into an Exclusive License and Supply Agreement with Hameln Pharmaceuticals for two Orphan Drug NDAs: Calcium-DTPA and Zinc-DTPA. The two drugs were approved on August 11, 2004 by the FDA, and are indicated as antidotes for the treatment of radioactive poisoning- specifically internal contamination with plutonium, americium, or curium. We received a shipment of these drugs from Hameln in December 2004 and recognized approximately $975,000 in revenue from selling the drugs in December 2004. Under the terms of the License and Supply Agreement, we paid a one-time license fee of 1,550,000 Euros ($2,095,000) for an exclusive license for five years, which may be extended by the parties for successive two-year periods. Orphan drug exclusivity status is granted by the FDA for a period of seven years from the date of approval of the NDA. We will be responsible for marketing and distributing both drugs in the United States and Canada and the two companies will share revenues 50:50, subject to adjustments. Hameln will be responsible for the manufacturing of both drugs for us. We will be responsible for the payment of any annual FDA establishment fees and for the cost of any post-approval studies.

     On January 10, 2005 we and Apotex Corporation (“Apotex”), the largest Canadian-owned pharmaceutical manufacturer, entered into an agreement for the purchase, supply, and marketing of select Ophthalmic pharmaceutical products in the United States health care market. Under the terms of the agreement, Apotex will manufacture Ophthalmic products in finished dosage forms for us, and we will market these products under our label. The agreement includes Ophthalmic products currently available from Apotex, as well as select products in Apotex’s Ophthalmic research and development pipeline.

     Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of our personnel. No assurance can be given as to whether we will file NDAs, or ANDAs, when anticipated, whether we will develop marketable products based on any filings we do make, or as to the actual size of the market for any such products, or as to whether our participation in such market would be profitable. See “Government Regulation” and “Factors That May Affect Future Results — Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities”.

     We also maintain a business development program that identifies potential product acquisition or product licensing candidates. We have focused our business development efforts on niche products that complement our existing product lines and that have few or no competitors in the market.

     At December 31, 2004, nine of our full-time employees were involved in research and development and product licensing.

     Research and development costs are expensed as incurred. Such costs amounted to $1,861,000, $1,465,000, and $1,886,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Patents, Trademarks and Proprietary Rights. We consider the protection of discoveries in connection with our development activities important to our business. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2004, we had received six U.S. patents and had five additional U.S. patent applications and one international patent application pending.

     We also rely upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See “Factors That May Affect Future Results — Our patents and proprietary rights may not adequately protect our products and processes”.

     Employee Relations. At December 31, 2004, we had 327 full-time employees, 273 of whom were employed by us and 54 by our wholly owned subsidiary, Akorn (New Jersey), Inc. The Joint Venture Company has no employees. We believe we enjoy good relations with our employees, none of whom are represented by a collective bargaining agent.

     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See “Factors That May Affect Future Results— Our industry is very competitive; changes in technology could render our products obsolete”.

     The companies that compete with our ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Ciba Vision and Bausch & Lomb, Inc. (“B&L”). The ophthalmic segment competes primarily on the basis of price and service. Our ophthalmic segment purchases some ophthalmic products from B&L, which is in direct competition with us in several markets.

     The companies that compete with our injectable segment include both generic and name brand companies such as Hospira, Sicor, American Pharmaceutical Partners, Baxter and American Regent. The injectable segment competes primarily on the basis of price.

     Competitors in our contract services segment include Cook Imaging (Baxter), Chesapeake Biological Laboratories and Ben Venue. The contract services segment competes primarily on the basis of price and technical capabilities.

     Suppliers and Customers. No supplier of products accounted for more than 10% of our purchases in 2003 or 2002. In 2004, purchases from Cardinal Health PTS, LLC accounted for approximately 17% of our purchases. We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations.

     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. Those distributors are:

•	AmerisourceBergen Corporation (“AmerisourceBergen”)

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Drug Company (“McKesson”).

     These three wholesale drug distributors accounted for approximately 57% of our total gross sales and 46% of our revenues in 2004, and 74% of our gross accounts receivable as of December 31, 2004. The difference between gross sales and revenue is that gross sales do not reflect the deductions for chargebacks, rebates and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies). The percentages of gross sales, revenue and gross trade receivables attributed to each of these three wholesale drug distributors for the years ended December 31, 2004 and December 31, 2003 were as follows:

	2004			2003
	Gross		Gross Accounts	Gross		Gross Accounts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable
AmerisourceBergen	14%	10%	17%	19%	15%	13%
Cardinal	25%	20%	51%	19%	14%	22%
McKesson	18%	16%	6%	16%	15%	17%

     AmerisourceBergen, Cardinal and McKesson are distributors of our products as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. We consider our business relationships with these three wholesalers to be in good standing and have fee for services contracts with Cardinal and McKesson. The difference between the 2004 revenue and accounts receivable percentage factors above is due to the relative customers mix for November/December sales activity which is the primary driver for the end of year accounts receivable balance. We experienced proportionately heavier volumes through Cardinal and lesser volumes with McKesson and AmerisourceBergen during that period. A change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, business, financial condition and results of operations. See “Factors That May Affect Future Results — Dependence on Small Number of Distributors.”

     Backorders. As of December 31, 2004, we had approximately $2,400,000 of products on backorder as compared to approximately $3,100,000 of backorders as of December 31, 2003. This decrease in backorders is due to higher production levels in 2004. We anticipate filling all current open backorders during 2005.

     Government Regulation. Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the FDA, the Drug Enforcement Administration (“DEA”), the Federal Trade Commission (“FTC”) and other federal, state and local agencies. The federal Food, Drug and Cosmetic Act (the “FDC Act”), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products that we manufacture and market. The FDA inspects drug manufacturers and storage facilities to determine compliance with its cGMP regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve NDAs and criminal prosecution. The FDA also has the authority to revoke approval of drug products.

     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an ANDA. An ANDA does not, for the most part, require clinical studies since safety and efficacy have already been demonstrated by the product originator. However, the ANDA must provide data demonstrating the equivalency of the generic formulation in terms of bioavailability. The time required by the FDA to review and approve NDAs and ANDAs is variable and beyond our control.

     FDA Warning Letter. The FDA issued a Warning Letter to us in October 2000 following a routine inspection of our Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. Until the violations identified in the Warning Letter are corrected, the FDA frequently will withhold approval of any marketing applications (ANDAs, NDAs) submitted by us and will share contents of the Warning Letter with government agencies (for example, the Veterans Administration or the Department of Defense) that may contract to purchase products from us. Failure to take effective corrective actions can result in FDA enforcement action such as monetary fines, seizure of products, or injunction that could suspend manufacturing and compel recall of products.

The Warning Letter addressed several deviations from regulatory requirements identified during the inspection and requested that we take corrective actions. Since then, additional FDA inspections in 2002 and 2003 found that certain deviations continued unresolved and identified additional deviations. We have invested approximately $2,000,000 in improved cleaning validation and enhanced process controls and have developed a comprehensive corrective action plan. We have been in regular communications with the FDA and have provided periodic reports of our progress in making corrections. In 2004, the FDA has conducted two additional inspections of our Decatur manufacturing facility. The first, concluded on April 7, 2004, identified several deviations for which we provided the

FDA with proposed corrective actions. The FDA initiated no enforcement action. Rather, the FDA notified us that another “confirmatory” inspection would be made to determine whether the deviations identified have been corrected. The confirmatory inspection concluded November 19, 2004. It identified deviations and we have responded to the FDA with corrective actions. We have met with the FDA and provided the status of our corrective actions. The FDA has advised us that the findings of the latest inspection are under review and a final agency decision on our regulatory status has not been made. The FDA may conclude that the findings of the latest inspection do not represent significant deviations and our voluntary corrective actions are sufficient, in which case, we can expect the FDA to remove the sanctions of the Warning Letter. If, however, the FDA concludes that the deviations are significant and our voluntary actions have not been adequate, it may initiate enforcement action including the following: (1) maintain the Warning Letter sanctions or issue a new Warning Letter with sanctions; (2) seek a court-ordered injunction which may include suspension of some or all operations at the Decatur manufacturing facility until compliance is achieved, recall of certain products, potential monetary penalties or other sanctions; or (3) seize our products produced at the Decatur manufacturing facility. Any of these actions could significantly impair our ability to continue to manufacture and distribute products, generate cash from our operations, and may result in a covenant violation under our senior debt.

     To date, the noncompliance of our Decatur manufacturing facility has prevented us from developing additional products at Decatur, some of which cannot be developed at our other facility. The inability to fully use our Decatur manufacturing facility has had a material adverse effect on our business, financial condition and results of operations.

     Unless and until we correct the FDA deviations at our Decatur manufacturing facility, it is doubtful the FDA will approve any applications that may be submitted by us for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact our ability to grow sales. See Item 3.“Legal Proceedings”. See “Factors that may affect future results – Our Decatur, Illinois manufacturing facility is the subject of an FDA warning letter.”

     Product Recalls. There were no product recalls in 2004. In February 2003, we recalled two products, Fluress and Fluoracaine, due to container/closure integrity problems resulting in leaking containers. The recall has been classified by the FDA as a Class II Recall, which means that the use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or that the probability of serious health consequences as a result of such use or exposure is remote. We had not received any notification or complaints from end users of the recalled products. Because we had curtailed the production of these items due to the above container/closure integrity issues, the financial impact to us of this recall was not material as our customers did not hold significant inventories of these products. We began production of Fluress and re-started distribution in September 2004. We have discontinued production of Fluoracaine.

     In March 2003, as a result of the December 10, 2002 to February 6, 2003 FDA inspection, we recalled twenty-four lots of product produced from the period December 2001 to June 2002 in one of our production rooms at our Decatur manufacturing facility. The majority of the lots recalled were for third party contract customer products. Subsequent to this decision and after discussions with the FDA, eight of the original twenty-four lots have been exempted from the recall due to medical necessity. The recall has been classified by the FDA as a Class II Recall. We had not received any notification or complaints from end users of the recalled products. Due to the passage of time between the production of these lots and the recall, the financial impact of this recall was not material as our customers did not hold significant inventories of these products.

     DEA Consent Decree. We also manufacture and distribute several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product.

     On March 6, 2002, we received a letter from the United States Attorney’s Office, Central District of Illinois, Springfield, Illinois, advising us that the DEA had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. § 801 et. seq. (“Comprehensive Drug Act”), and regulations promulgated thereunder. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, we entered into a Civil Consent Decree with the DEA (the “Civil Consent Decree”). Under terms of the Civil Consent Decree, without admitting any of the allegations in the complaint from the DEA, we agreed to pay a fine of $100,000, upgrade our security system and to remain in substantial compliance with the Comprehensive Drug Act. If we failed to remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, we, in addition to other possible sanctions, might have been held in contempt of court and ordered to pay an additional $300,000 fine. We completed the upgrades to our security system in 2003 and have received no further notice from the DEA in connection with the Civil Consent Decree. The two-year compliance period lapsed on November 6, 2004. We were inspected by the DEA in February 2005 and the DEA has not informed us of any further violations.

     Environment. We do not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our Decatur, Illinois manufacturing facility is the subject of an FDA Warning Letter.

     The FDA issued a Warning Letter to us in October 2000 following a routine inspection of our Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. Until the violations identified in the Warning Letter are corrected, the FDA frequently will withhold approval of any marketing applications (ANDAs, NDAs) submitted by us and will share contents of the Warning Letter with government agencies (for example, the Veterans Administration or the Department of Defense) that may contract to purchase products from us. Failure to take effective corrective actions can result in FDA enforcement action such as monetary fines, seizure of products, or injunction that could suspend manufacturing and compel recall of products.

The Warning Letter addressed several deviations from regulatory requirements identified during the inspection and requested that we take corrective actions. Since then, additional FDA inspections in 2002 and 2003 found that certain deviations continued unresolved and identified additional deviations. We have invested approximately $2,000,000 in improved cleaning validation and enhanced process controls and have developed a comprehensive corrective action plan. We have been in regular communications with the FDA and have provided periodic reports of our progress in making corrections. In 2004, the FDA has conducted two additional inspections of our Decatur manufacturing facility. The first, concluded on April 7, 2004, identified several deviations for which we provided the FDA with proposed corrective actions. The FDA initiated no enforcement action. Rather, the FDA notified us that another “confirmatory” inspection would be made to determine whether the deviations identified have been corrected. The confirmatory inspection concluded November 19, 2004. It identified deviations and we have responded to the FDA with corrective actions. We have met with the FDA and provided the status of our corrective actions. The FDA has advised us that the findings of the latest inspection are under review and a final agency decision on our regulatory status has not been made. The FDA may conclude that the findings of the latest inspection do not represent significant deviations and our voluntary corrective actions are sufficient, in which case, we can expect the FDA to remove the sanctions of the Warning Letter. If, however, the FDA concludes that the deviations are significant and our voluntary actions have not been adequate, it may initiate enforcement action including the following: (1) maintain the Warning Letter sanctions or issue a new Warning Letter with sanctions; (2) seek a court-ordered injunction which may include suspension of some or all operations at the Decatur manufacturing facility until compliance is achieved, recall of certain products, potential monetary penalties or other sanctions; or (3) seize our products produced at the Decatur manufacturing facility. Any of these actions could significantly impair our ability to continue to manufacture and distribute products, generate cash from our operations, and may result in a covenant violation under our senior debt.

     To date, the noncompliance of our Decatur manufacturing facility has prevented us from developing additional products at Decatur, some of which cannot be developed at our other facility. The inability to fully use our Decatur manufacturing facility has had a material adverse effect on our business, financial condition and results of operations.

     Unless and until we correct the FDA deviations at our Decatur manufacturing facility, it is doubtful the FDA will approve any applications that may be submitted by us for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact our ability to grow sales. See Item 3.“Legal Proceedings”.

We have experienced recent operating losses, working capital deficiencies and negative cash flows from operations, and these losses and deficiencies may continue in the future.

     Our recent operating losses, working capital deficiencies and negative cash flows from operations may continue in the future and there can be no assurance that our financial outlook will improve. For the years ended December 31, 2004 and 2003, our operating losses were $368,000 and $6,276,000, respectively. We experienced negative cash flows from operations for the years ended December 31, 2004 and 2003 of $3,461,000 and $1,932,000, respectively. There can be no assurance that our results of operations will improve in the future. If our results of operations do not improve in the future, an investment in our common stock could be negatively affected.

We have invested significant resources in the development of lyophilization manufacturing capability, and we may not realize the benefit of these efforts and expenditures.

     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. Subject to among other things, our ability to generate operating cash flow or to obtain new financing for future operations, validation and approval of the lyophilization facility by the FDA is anticipated in late 2005. Manufacturing capabilities for lyophilized products are projected to be in place by mid-2006.

     As of December 31, 2004, we had spent approximately $18,513,000 on the lyophilization expansion and anticipate the need to spend approximately $2,000,000 of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the lyophilization facility as the major capital equipment items are currently in place. To this end, we expect to use a portion of the proceeds we obtained from the recent sale of our Series B Preferred Stock to help fund validation efforts for the lyophilization facility and to fund the development of an internal ANDA lyophilized product pipeline. However, there is no guarantee that we will be successful in completing development of lyophilization capability, or that other intervening events will not occur that reduce or eliminate the anticipated benefits from such capability. For instance, the market for lyophilized products could significantly diminish or be eliminated, or new technological advances could render the lyophilization process obsolete, prior to our entry into the market. There can be no assurance that we will realize the anticipated benefits from our significant investment into lyophilization capability at our Decatur manufacturing facility, and our failure to do so could significantly limit our ability to grow our business in the future.

We depend on a small number of distributors, the loss of any of which could have a material adverse effect.

     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. The following three distributors, AmerisourceBergen, Cardinal and McKesson, accounted for approximately 57% of total gross sales and 46% of total revenues in 2004, and 74% of gross trade receivables as of December 31, 2004. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products for many other companies. The loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations and lead to a violation of debt covenants. A change in purchasing patterns, inventory levels, increases in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue and results of operations.

Certain of our directors are subject to conflicts of interest.

     Dr. John N. Kapoor, Ph.D., our current Chairman of the Board, our Chief Executive Officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc., a health care consulting investment company (“EJ Financial”). EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete. In addition, NeoPharm, Inc. of which Dr. Kapoor is a director and a major stockholder, entered into a loan agreement with us. On October 6, 2004, we received a notice from NeoPharm indicating that an event of default had occurred on the outstanding NeoPharm Promissory Note. While the terms of our subordination agreement with our senior lender prohibit NeoPharm from enforcing any remedies against us under the NeoPharm Promissory Note, we have yet to resolve this situation. We also believe we owe EJ Financial $11,000, $18,000, $18,000 and $18,000 in consulting fees for each of 2004, 2003, 2002 and 2001, respectively, as well as expense reimbursements of approximately $2,000, $2,000, $2,000 and $182,000 for 2004, 2003, 2002 and 2001, respectively. The Kapoor Trust has also loaned us $5,000,000 resulting in Dr. Kapoor effectively becoming a major creditor of ours as well as a major shareholder. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity and Item 13.“Certain Relationships and Related Transactions”. Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.

     In addition, the Kapoor Trust, Mr. Arjun C. Waney and Argent Fund Management Ltd. collectively hold subordinated promissory notes issued by us in the aggregate principal amount of approximately $2,767,000 (the “2003 Subordinated Notes”). Mr. Waney, one of our directors, serves as chairman and managing director of Argent, 52% of which is owned by Mr. Waney. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of subordination arrangements with LaSalle Bank. Consequently, Mr. Waney and Argent are also creditors of ours. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity and Item 13.“Certain Relationships and Related Transactions” Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital to grow our business and such funds may not be available to us.

     We may require additional funds to grow our business. We may seek additional funds through public and private financing, including equity and debt offerings. However, adequate funds through the financial markets or from other sources may not be available when needed or on terms favorable to us due to our recent financial history. Without sufficient additional funding, we may be unable to pursue growth opportunities that we view as essential to the expansion of our business, including the development of lyophilization manufacturing capability at our Decatur facilities. Further, the terms of such additional financing, if obtained, likely will require the granting of rights, preferences or privileges senior to those of our common stock and result in substantial dilution of the existing ownership interests of our common stockholders and could include covenants and restrictions that limit our ability to operate or expand our business in a manner that we deem to be in our best interest.

Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities.

     Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. We may not meet our anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that we have submitted or anticipate submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our infrastructure. There can be no assurance that we will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into our existing product lines. In addition, there can be no assurance that we will receive all necessary FDA approvals or that such approvals will not involve delays, which adversely affect the marketing and sale of our products. Unless and until our issues pending before the FDA are resolved, it is doubtful that the FDA will approve any ANDAs or NDAs we submit for products to be manufactured at our Decatur facilities. Our failure to develop new products, to successfully resolve the compliance issues at our Decatur facilities or to receive FDA approval of ANDAs or NDAs, could have a material adverse effect on our business, financial condition and results of operations. See – “Our Decatur, Illinois manufacturing facility is the subject of an FDA Warning Letter.”

We have entered into several strategic business alliances which may not result in marketable products.

     We have entered several strategic business alliances that have been formed to supply us with low cost finished dosage form products. In 2004, we entered into certain purchase and supply agreements, license agreements, and a joint venture that are all designed to provide finished dosage form products that can be marketed through our distribution pipeline. However, there can be no assurance that any of these agreements will result in FDA-approved ANDAs or NDAs, or that we will be able to market any such finished dosage form products at a profit. In addition, any clinical trial expenses that we incur may result in adverse financial consequences to our business.

Our success depends on the development of generic and off-patent pharmaceutical products which are particularly susceptible to competition, substitution policies and reimbursement policies.

     Our success depends, in part, on our ability to anticipate which branded pharmaceuticals are about to come off patent and thus permit us to develop, manufacture and market equivalent generic pharmaceutical products. Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices that are significantly lower than that of branded pharmaceuticals. Generic substitution is regulated by the federal and state governments, as is reimbursement for generic drug dispensing. There can be no assurance that substitution will be permitted for newly approved generic drugs or that such products will be subject to government reimbursement. In addition, generic products that third parties develop may render our generic products noncompetitive or obsolete. There can be no assurance that we will be able to consistently bring generic pharmaceutical products to market quickly and efficiently in the future. An increase in competition in the sale of generic pharmaceutical products or our failure to bring such products to market before our competitors could have a material adverse effect on our business, financial condition and results of operations.

     Further, there is no proprietary protection for most of the branded pharmaceutical products that either we or other pharmaceutical companies sell. In addition, governmental and cost-containment pressures regarding the dispensing of generic equivalents will likely result in generic substitution and competition generally for our branded pharmaceutical products. We attempt to mitigate the effect of this substitution through, among other things, creation of strong brand-name recognition and product-line extensions for our branded pharmaceutical products, but there can be no assurance that we will be successful in these efforts.

We are subject to legal proceedings against us, which may prove costly and time-consuming even if meritless.

     We are currently involved in several pending or threatened legal actions with both private parties and certain government agencies. To the extent that our personnel must spend time and we must expend resources to pursue or contest these various matters, or any additional matters that may be asserted from time to time in the future, this represents time and money that is not available for other actions that we might otherwise pursue which could be beneficial to our future. In addition, to the extent that we are unsuccessful in any legal proceedings, the consequences could have a negative impact on our business, financial condition and results of operations. See Item 3. “Legal Proceedings.”

Our revenues depend on sale of products manufactured by third parties, which we cannot control.

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

Dependence on key executive officers.

     Our success will depend, in part, on our ability to attract and retain key executive officers. We are particularly dependent upon Dr. John N. Kapoor, Ph.D., chairman of our board of directors, and Mr. Arthur S. Przybyl, our chief executive officer. The inability to attract and retain key executive officers, or the loss of one or more of our key executive officers could have a material adverse effect on our business, financial condition and results of operations.

We must continue to attract and retain key personnel to be able to compete successfully.

     Our performance depends, to a large extent, on the continued service of our key research and development personnel, other technical employees, managers and sales personnel and our ability to continue to attract and retain such personnel. Competition for such personnel is intense, particularly for highly motivated and experienced research and development and other technical personnel. We are facing increasing competition from companies with greater financial resources for such personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled personnel in the future, and the inability to do so could have a material adverse effect on our business, operating results and financial condition and results of operations.

We are subject to extensive government regulations that increase our costs and could subject us to fines, prevent us from selling our products or prevent us from operating our facilities.

     Federal and state government agencies regulate virtually all aspects of our business. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record keeping, distribution, storage and advertising of our products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Noncompliance with applicable United States regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, recommendations by the FDA against governmental contracts and criminal prosecution. Any of these could have a material adverse effect on our business, financial condition and results of operations. New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes or new legislation could have a material adverse effect on our business, financial condition and results of operations. See “Government Regulation”.

     FDA regulations. All pharmaceutical manufacturers, including us, are subject to regulation by the FDA under the authority of the FDC Act. Under the FDC Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products, and to seek civil monetary and criminal penalties. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products we market or the halting of our manufacturing operations could have a material adverse effect on our business, financial condition and results of operations. In addition, product recalls may be issued at our discretion, or at the request of the FDA or other government agencies having regulatory authority for pharmaceutical products. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that restriction or prohibition on sales, halting of manufacturing operations or recalls of our pharmaceutical products will not occur in the future. Any such actions could have a material adverse effect on our business, financial condition and results of operations. Further, such actions, in certain circumstances, could constitute an event of default under our New Credit Facility.

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

     We and our third-party manufacturers are subject to periodic inspection by the FDA to assure regulatory compliance regarding the manufacturing, distribution, and promotion of sterile pharmaceutical products. The FDA imposes stringent mandatory requirements on the manufacture and distribution of sterile pharmaceutical products to ensure their sterility. The FDA also regulates drug labeling and the advertising of prescription drugs. A finding by a governmental agency or court that we are not in compliance with FDA requirements could have a material adverse effect on our business, financial condition and results of operations.

     If the FDA changes its regulatory position, it could force us to delay or suspend indefinitely, our manufacturing, distribution or sales of certain products. While we believe that all of our current pharmaceuticals are lawfully marketed in the United States under current FDA enforcement policies or have received the requisite agency approvals for manufacture and sale, such marketing authority is subject to withdrawal by the FDA. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals which may or may not be granted and which may be subject to a lengthy application process. Any change in the FDA’s enforcement policy or any decision by the FDA to require an approved NDA or ANDA for one of our products not currently subject to the approved NDA or ANDA requirements or any delay in the FDA approving an NDA or ANDA for one of our products could have a material adverse effect on our business, financial condition and results of operations.

     A number of products we market are “grandfathered” drugs that are permitted to be manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed prior to enactment of relevant sections of the FDC Act. The regulatory status of these products is subject to change and/or challenge by the FDA, which could establish new standards and limitations for manufacturing and marketing such products, or challenge the evidence of prior manufacturing and marketing upon which grandfathering status is based. We are not aware of any current efforts by the FDA to change the status of any of our “grandfathered” products, but there can be no assurance that such initiatives will not occur in the future. Any such change in the status of our “grandfathered” products could have a material adverse effect on our business, financial condition and results of operations.

     We are subject to extensive DEA regulation, which could result in our being fined or otherwise penalized. We also manufacture and sell drugs which are “controlled substances” as defined in the federal Controlled Substances Act and similar state laws, which established, among other things, certain licensing, security and record keeping requirements administered by the DEA and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The DEA could limit or reduce the amount of controlled substances which we are permitted to manufacture and market. On March 6, 2002, we received a letter from the United States Attorney’s Office, Central District of Illinois, Springfield, Illinois, advising us that the DEA had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. § 801 et. seq. (“Comprehensive Drug Act”), and regulations promulgated thereunder. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, we entered into a Civil Consent Decree with the DEA (the “Civil Consent Decree”). Under terms of the Civil Consent Decree, without admitting any of the allegations in the complaint from the DEA, we agreed to pay a fine of $100,000, upgrade our security system and to remain in substantial compliance with the Comprehensive Drug Act. If we failed to remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, we, in addition to other possible sanctions, might have been held in contempt of court and ordered to pay an additional $300,000 fine. We completed the upgrades to our security system in 2003 and have received no further notice from the DEA in connection with the Civil Consent Decree. The two-year compliance period lapsed on November 6, 2004. We were inspected by the DEA in February 2005 and the DEA has not informed us of any further violations.

We may implement product recalls and could be exposed to significant product liability claims; we may have to pay significant amounts to those harmed and may suffer from adverse publicity as a result.

     The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. There were no product recalls in 2004. In February 2003, we recalled two products, Fluress and Fluoracaine, due to container/closure integrity problems resulting in leaking containers. The recall has been classified by the FDA as a Class II Recall, which means that the use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or that the probability of serious health consequences as a result of such use or exposure is remote. We had not received any notification or complaints from end users of the recalled products. Because we had curtailed the production of these items due to the above container/closure integrity issues, the financial impact to us of this recall was not material as our customers did not hold significant inventories of these products. We began production of Fluress and re-started distribution in September 2004. We have discontinued production of Fluoracaine.

     Although we are not currently subject to any material product liability proceedings, we may incur material liabilities relating to product liability claims in the future. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future and require us to incur significant legal fees and divert the attention of the key employees from running our business. Successful product liability claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

     We currently have product liability insurance in the amount of $5,000,000 for aggregate annual claims with a $50,000 deductible per incident and a $250,000 aggregate annual deductible. However, there can be no assurance that such insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on our business, financial condition and results of operations.

The FDA may authorize sales of some prescription pharmaceuticals on a non-prescription basis, which would reduce the profitability of our prescription products.

     From time to time, the FDA elects to permit sales of some pharmaceuticals currently sold on a prescription basis, without a prescription. FDA approval of the sale of our products without a prescription would reduce demand for our competing prescription products and, accordingly, reduce our profits.

Our industry is very competitive. Additionally, changes in technology could render our products obsolete.

     We face significant competition from other pharmaceutical companies, including major pharmaceutical companies with financial resources substantially greater than ours, in developing, acquiring, manufacturing and marketing pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, under development or acquired by other pharmaceutical companies, may be more effective or offered at lower prices than our current or future products. The industry is characterized by rapid technological change that may render our products obsolete, and competitors may develop their products more rapidly than we can. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products. We believe that competition in sales of our products is based primarily on price, service and technical capabilities. There can be no assurance that: (i) we will be able to develop or acquire commercially attractive pharmaceutical products; (ii) additional competitors will not enter the market; or (iii) competition from other pharmaceutical companies will not have a material adverse effect on our business, financial condition and results of operations.

Many of the raw materials and components used in our products come from a single source.

     We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. Many of the raw materials and components used in our products come from a single source and interruptions in the supply of these raw materials and components could disrupt our manufacturing of specific products and cause our sales and profitability to decline. Further, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations.

Our patents and proprietary rights may not adequately protect our products and processes.

     The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (1) successfully challenge our patents or proprietary rights; (2) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (3) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed there from. Consequently, there can be no assurance that others will not independently develop pharmaceutical products similar to or obsoleting those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Concentrated ownership of our common stock and our registration of shares for public sale creates a risk of sudden changes in our share price.

     The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. We recently registered up to 61,778,323 shares by certain of our investors for sale under a registration statement on Form S-1 filed with the SEC. Sales of these shares on the open market could cause the price of our stock to decline.

Exercise of warrants and the conversion of subordinated debt and preferred stock may have a substantial dilutive effect on our common stock.

     If the price per share of our common stock at the time of exercise or conversion of any preferred stock, warrants, options, convertible subordinated debt, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2004, holders of our convertible securities would receive 43,156,951 shares of our common stock upon conversion and holders of our outstanding warrants and options would receive 16,070,056 shares of our common stock at a weighted average exercise price of $1.80 per share. The amount of such dilution that may result from the exercise or conversion of the foregoing, however, cannot currently be determined as it would depend on the difference between our common stock price and the price at which such convertible securities were exercised or converted at the time of such exercise or conversion. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock and which result in substantial dilution of the existing ownership interests of our common shareholders.

The terms of our preferred stock may reduce the value of our common stock.

     We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. On December 31, 2004, we had 242,172 shares of Series A Preferred Stock and 138,500 shares of Series B Preferred Stock outstanding, and 4,601,828 additional shares of preferred stock remained authorized for issuance. Our board of directors may determine whether to issue additional shares of preferred stock and the terms of such preferred stock without further action by holders of our common stock. If we issue additional shares of preferred stock, it could affect your rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We continue to seek capital for the growth of our business, and this additional capital may be raised through the issuance of additional preferred stock.

Our obligations to pay dividends on our preferred stock decrease the returns available to our common shareholders.

     Our Series A Preferred Stock and Series B Preferred Stock both bear cumulative dividends at the rate of 6.0%. These dividends are payable in cash, or in our discretion, in additional conversion rights. If dividends are paid in cash, this decreases our working capital available for operations. If dividends are paid in additional conversion rights, this results in further dilution of our common shareholders. In either case, the equity per outstanding common share declines, which can cause a decrease in the value of our common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Financial Condition and Liquidity – Preferred Stock and Warrants.”

We experience significant quarterly fluctuation of our results of operations, which may increase the volatility of our stock price

     Our results of operations may vary from quarter to quarter due to a variety of factors including, but not limited to, the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for our products, expenditures to comply with governmental requirements for manufacturing facilities, expenditures incurred to acquire and promote pharmaceutical products, changes in the our customer base, a customer’s termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by our competitors, loss of key personnel, changes in the mix of products sold by us, changes in sales and marketing expenditures, competitive pricing pressures, expenditures incurred to pursue or contest pending or threatened legal action and our ability to meet our financial covenants. There can be no assurance that we will be successful in avoiding losses in any future period. Such fluctuations may result in volatility in the price of our common stock.

“Penny Stock” rules may make buying or selling our common stock difficult.

     Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

The requirements of being a public company may strain our resources and distract management.

     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the “Exchange Act,” and the Sarbanes-Oxley Act of 2002. These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Properties

     Since August 1998, our headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. We leased approximately 24,000 square feet until June 2000 at which time it expanded to the current occupied space of approximately 48,000 square feet.

     We own a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, we own a 55,000 square-foot manufacturing facility in Decatur, Illinois. Our Decatur facilities support all three of our segments.

     Our wholly owned subsidiary, Akorn (New Jersey) Inc. also leases approximately 35,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to our ophthalmic and injectable segments.

     We do not have any idled manufacturing facilities, however, the capacity utilization at both our Decatur and Somerset facilities was approximately 65% and 100%, respectively, during the year ended December 31, 2004. We anticipate these same utilization rates for 2005. We can produce approximately 65 batches per month if our Decatur and Somerset facilities are all operating at normal capacity. Operating the manufacturing facilities at the reduced level has led to lower gross margins due to unabsorbed fixed manufacturing costs.

     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. Subject to among other things, our ability to generate operating cash flow or to obtain new financing for future operations, validation and approval of the lyophilization facility by the FDA is anticipated in late 2005. Manufacturing capabilities for lyophilized products are projected to be in place by mid-2006.

     As of December 31, 2004, we had spent approximately $18,513,000 on the lyophilization expansion and anticipate the need to spend approximately $2,000,000 of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the lyophilization facility as the major capital equipment items are currently in place. To this end, we expect to use a portion of the proceeds we obtained from the recent sale of our Series B Preferred Stock to help fund validation efforts for the lyophilization facility and to fund the development of an internal ANDA lyophilized product pipeline.

     Our current combined space is considered adequate to accommodate our manufacturing needs for the foreseeable future. We currently do not need lyophilization capabilities, but such capabilities would give us the capability to manufacture additional products for our contract customers and allow us to pursue other ANDA products and to internally produce one of our currently outsourced products.

Item 3. Legal Proceedings

     On March 27, 2002, we received a letter informing us that the staff of the regional office of the Securities and Exchange Commission (“SEC”) in Denver, Colorado, would recommend to the SEC that it bring an enforcement action against us and seek an order requiring us to be enjoined from engaging in certain conduct. On September 25, 2003, we consented to the entry of an administrative cease and desist order without admitting or denying the findings set forth therein. The consent order did not impose a monetary penalty against us or require any additional restatement of our financial statements. The consent order required that we cease and desist from committing or causing any violation and any future violation of certain sections of the Securities Exchange Act of 1934 and certain rules thereunder. The consent order contained an additional commitment by us to do various acts, the last of which was completed on February 13, 2004.

     On February 23, 2004, we were sued in the United States District Court for the District of Arizona for damages resulting from the death of an Arabian show horse allegedly injected with the drug Sarapin in the summer of 2003. The case was dismissed with prejudice on January 7, 2005.

     The FDA issued a Warning Letter to us in October 2000 following a routine inspection of our Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. Until the violations identified in the Warning Letter are corrected, the FDA frequently will withhold approval of any marketing applications (ANDAs, NDAs) submitted by us and will share contents of the Warning Letter with government agencies (for example, the Veterans Administration or the Department of Defense) that may contract to purchase products from us. Failure to take effective corrective actions can result in FDA enforcement action such as monetary fines, seizure of products, or injunction that could suspend manufacturing and compel recall of products.

The Warning Letter addressed several deviations from regulatory requirements identified during the inspection and requested that we take corrective actions. Since then, additional FDA inspections in 2002 and 2003 found that certain deviations continued unresolved and identified additional deviations. We have invested approximately $2,000,000 in improved cleaning validation and enhanced process controls and have developed a comprehensive corrective action plan. We have been in regular communications with the FDA and have provided periodic reports of our progress in making corrections. In 2004, the FDA has conducted two additional inspections of our Decatur manufacturing facility. The first, concluded on April 7, 2004, identified several deviations for which we provided the FDA with proposed corrective actions. The FDA initiated no enforcement action. Rather, the FDA notified us that another “confirmatory” inspection would be made to determine whether the deviations identified have been corrected. The confirmatory inspection concluded November 19, 2004. It identified deviations and we have responded to the FDA with corrective actions. We have met with the FDA and provided the status of our corrective actions. The FDA has advised us that the findings of the latest inspection are under review and a final agency decision on our regulatory status has not been made. The FDA may conclude that the findings of the latest inspection do not represent significant deviations and our voluntary corrective actions are sufficient, in which case, we can expect the FDA to remove the sanctions of the Warning Letter. If, however, the FDA concludes that the deviations are significant and our voluntary actions have not been adequate, it may initiate enforcement action including the following: (1) maintain the Warning Letter sanctions or issue a new Warning Letter with sanctions; (2) seek a court-ordered injunction which may include suspension of some or all operations at the Decatur manufacturing facility until compliance is achieved, recall of certain products, potential monetary penalties or other sanctions; or (3) seize our products produced at the Decatur manufacturing facility. Any of these actions could significantly impair our ability to continue to manufacture and distribute products, generate cash from our operations, and may result in a covenant violation under our senior debt.

     To date, the noncompliance of our Decatur manufacturing facility has prevented us from developing additional products at Decatur, some of which cannot be developed at our other facility. The inability to fully use our Decatur manufacturing facility has had a material adverse effect on our business, financial condition and results of operations.

     Unless and until we correct the FDA deviations at our Decatur manufacturing facility, it is doubtful the FDA will approve any applications that may be submitted by us for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact our ability to grow sales. See Item 1 Business — “Factors that may affect future results – Our Decatur, Illinois manufacturing facility is the subject of an FDA warning letter.”

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The following table sets forth, for the fiscal periods indicated, the high and low sales or closing bid prices, as the case may be, for our common stock for the two most recent fiscal years and for the first quarter of our current fiscal year. On November 24, 2004, our common stock was listed for trading on the American Stock Exchange under the symbol “AKN.” Before such listing, from May 3, 2004 to November 23, 2004, our common stock was traded on the OTC Bulletin Board under the stock symbol “AKRN.OB.” The market represented by the OTC Bulletin Board is extremely limited and the price for our common stock traded on the OTC Bulletin Board is not necessarily a reliable indication of the value of our common stock. The quotations for the periods in which our common stock traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Trading prices are based on published financial sources, information received from the American Stock Exchange, OTC Bulletin Board and Reuters based on all transactions reported on the OTC Bulletin Board and Reuters. Prior to trading on the OTC Bulletin Board our common stock was traded on the Pink Sheets from June 25, 2002 until May 2, 2004.

	High	Low
Year Ending December 31, 2005
1st Quarter (through March 18, 2005)	$3.95	$3.11

	High	Low

Year Ended December 31, 2004
1st Quarter	$3.75	$2.00
2nd Quarter	3.78	2.00
3rd Quarter	3.76	2.30
4th Quarter	4.30	3.00

Year Ended December 31, 2003:
1st Quarter	$1.55	$0.50
2nd Quarter	1.30	0.50
3rd Quarter	1.19	0.45
4th Quarter	2.35	1.22

     Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

     As of March 1, 2005, we had 25,264,898 shares of common stock outstanding, which were held by approximately 601 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 1, 2005 was $3.45 per share. The transfer agent for our common stock is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, Illinois 60602.

     We did not pay cash dividends in 2004, 2003 or 2002 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we are currently prohibited by our New Credit Facility from making any dividend payment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Financial Condition and Liquidity” beginning on page 25.

EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders.

     The stockholders approved the Akorn, Inc. 1988 Incentive Compensation Plan (“1988 Plan”), under which any of our officers or key employees was eligible to receive stock options as designated by our Board of Directors, and the Akorn, Inc. 1991 Stock Option (the “1991 Directors’ Plan”), under which options were issuable to our directors. The aforementioned 1988 Plan expired on November 2, 2003 and the 1991 Directors Plan expired December 7, 2001. The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by the Board of Directors on November 6, 2003 and approved by our stockholders on July 8, 2004. Under the 2003 Stock Option Plan we may issue up to an aggregate total of 5,000,000 incentive or non-qualified options to purchase our common stock to our, and our affiliates’, directors, employees, officers and consultants. 2,199,625 options were granted under the 2003 Stock Option Plan.

Equity Compensation Plans Not Approved by Stockholders.

     On March 29, 2005, our Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan, effective as of April 1, 2005, (the “Amended 2003 Plan”), subject to the approval of our stockholders at our next annual stockholders meeting. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. The aggregate number of shares of our common stock that may be issued pursuant to awards granted under the Amended 2003 Plan is 5,000,000. No awards have been granted under the Amended 2003 Plan.

     Summary Table. The following table sets forth certain information as of December 31, 2004, with respect to compensation plans under which our shares of common stock were issuable as of that date.

Number of securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)
Equity Compensation plans approved by security holders:	4,363,275	$2.46	2,801,500

Total	4,363,275	$2.46	2,801,500

Item 6. Selected Financial Data

     The following table sets forth our selected consolidated financial information as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

	Year Ended December 31,
	2004	2003	2002	2001	2000
OPERATIONS DATA (000’s)
Revenues	$50,708	$45,491	$51,419	$41,545	$66,221
Gross profit	18,202	12,148	20,537	6,398	28,131
Operating loss (1)	(368)	(6,276)	(3,565)	(21,074)	(1,731)
Interest and other expense (2)	(2,650)	(6,220)	(3,148)	(3,852)	(2,283)
Pretax loss	(3,018)	(12,496)	(6,713)	(24,926)	(4,014)
Income tax provision (benefit) (3)	8	(171)	6,239	(9,780)	(1,600)
Net loss	(3,026)	(12,325)	(12,952)	(15,146)	(2,414)
Preferred stock dividends and adjustments (4)	(34,436)	—	—	—	—
Net loss available to common stockholders	$(37,462)	$(12,325)	$(12,952)	$(15,146)	$(2,414)
Weighted average shares outstanding:
Basic	20,817	19,745	19,589	19,337	19,030
Diluted	20,817	19,745	19,589	19,337	19,030
PER SHARE
Equity	$2.27	$0.58	$0.58	$1.23	$1.85
Net loss:
Basic	(1.80)	(0.62)	(0.66)	(0.78)	(0.13)
Diluted	(1.80)	(0.62)	(0.66)	(0.78)	(0.13)
Price: High	4.30	2.35	4.00	6.44	13.63
Low	2.00	0.45	0.60	1.03	3.50
BALANCE SHEET (000’s)
Current assets	$22,393	$10,595	$13,239	$28,580	$37,522
Net property, plant & equipment	31,893	33,907	35,314	33,518	34,031
Total assets	66,922	59,415	63,538	84,546	91,917
Current liabilities, including debt in default (5)	11,160	11,959	43,803	52,937	15,768
Long-term obligations, less current installments (6)	8,436	36,065	8,383	7,779	40,918
Shareholders’ equity	47,326	11,391	11,352	23,830	35,231
CASH FLOW DATA (000’s)
From operating activities	$(3,461)	$(1,932)	$9,357	$(444)	$362
From investing activities	(838)	(1,743)	(5,315)	(4,126)	(17,688)
From financing activities	8,191	3,529	(9,033)	9,118	18,108
Change in cash and cash equivalents	3,892	(146)	(4,991)	4,548	782

(1)	Operating loss includes the following (in thousands): (a) long-lived asset impairment charges of (i) $2,037 in 2004, (ii) $2,362 in 2002 and (iii) $2,132 in 2001, and (b) restructuring charges of $1,117 in 2001.

(2)	Interest and other expense include the following (in thousands): (a) loss on Exchange Transaction of $3,102 in 2003 and (b) dividends and discount accretion related to our Series A Preferred Stock of $1,064 in 2004 and $589 in 2003. See “Financial Conditions and Liquidity.” After the July 2004 shareholder approval relating to our Series A Preferred Stock, such dividends and accretion do not impact net income (loss) but will continue to impact earnings (loss) per share.

(3)	Income tax provision (benefit) includes (in thousands) a $9,216 charge in 2002 to establish a full valuation allowance against our net deferred income tax assets. Such net assets continued to be fully offset by a valuation allowance.

(4)	Pursuant to the July 2004 shareholder approval that resulted in our Series A Preferred Stock being recharacterized as equity rather than debt, dividends and adjustments related to our preferred stock, while not impacting net loss, do result in increased losses available to common stockholders when computing basic and diluted loss per share. A significant portion of these adjustments for 2004 relate to accreting the carrying value of the preferred stock up to its stated value. See Note H to our consolidated financial statements.

(5)	Current liabilities include (in thousands) $3,250, $35,565 and $44,800 of debt in default as of December 31, 2004, 2002 and 2001, respectively. The 2002 and 2001 debt was refinanced in 2003 as part of the Exchange Transaction.

(6)	Long-term obligations include (in thousands) $21,132 of Series A Preferred Stock as of December 31, 2003. Pursuant to the July 2004 shareholder approval relating to our Series A Preferred Stock, these securities were reclassified into shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     We have added key management personnel, including the hiring of a new chief financial officer in 2004, and additional personnel in critical areas. Management has reduced our cost structure, improved our processes and systems and implemented strict controls over capital spending. Management believes these activities will improve our results of operations, cash flow from operations and our future prospects.

     Our revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by our ophthalmic segment, from sales of diagnostic and therapeutic pharmaceuticals by our injectable segment, and from contract services revenue.

     The following table sets forth the percentage relationships that certain items from our Consolidated Statements of Operations bear to revenues for the years ended December 31, 2004, 2003 and 2002.

	Years Ended
	December 31,
	2004	2003	2002
Revenues
Ophthalmic	59%	57%	58%
Injectable	24	27	25
Contract Services	17	16	17

Total revenues	100	100	100

Gross profit
Ophthalmic	29%	18%	27%
Injectable	6	9	12
Contract Services	1	0	1

Total Gross Profit	36	27	40

	Years Ended
	December 31,
	2004	2003	2002
Selling, general and administrative expenses	26	35	37
Amortization and write-downs of intangibles.	7	3	6
Research and development expenses	4	3	4
Operating loss	(1)	(14)	(7)
Net loss	(6)	(27)	(25)

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2004 AND 2003

     Consolidated revenues increased 11.5% for the year ended December 31, 2004 compared to the prior year.

     Ophthalmic segment revenues increased 14.4%, or $3,756,000, due to increased sales volume for our existing diagnostic ophthalmic products. Injectable segment revenues increased 1.5%, or $186,000 for the year, reflecting the higher volumes of Lidocaine Jelly, partially offset by lower sales of our antidote kits. Contract services revenues increased by 17.5%, or $1,275,000, due to increased shipments of Baxter and Pfizer products.

     Unless and until we correct the FDA deviations at our Decatur manufacturing facility, it is doubtful the FDA will approve any applications that may be submitted by us for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact our ability to grow sales. See Item 3. “Legal Proceedings”. See Item 1. Business – “Factors that may affect future results – Our Decatur Illinois manufacturing facility is the subject of an FDA warning letter.”

     The chargeback and rebate expense, a component of net revenues, for the year ended December 31, 2004 increased to $16,915,000 from $12,836,000 in 2003, due to a general increase in volume and the increase in the product sales mix of higher chargeback and rebate percentage items.

     Consolidated gross margin of $18,202,000 was 35.9% for 2004 as compared to a gross margin of $12,148,000, or 26.7% for 2003. The gross profit of our Ophthalmic segment increased due to higher sales levels of diagnostic ophthalmic products. The Injectable segment gross profit decreased slightly due to sales mix of lower margin products. Contract sales segment gross profit was in line with prior year.

     Selling, general and administrative (“SG&A”) expenses decreased 14.4%, to $13,300,000 for 2004 from $15,544,000 for 2003, driven by lower personnel and marketing costs.

     Amortization and write-down of intangibles increased by $1,994,000 due to an impairment charge of $2,037,000 in 2004 related to product license intangible assets for Biolon, Erythromycin, Cromolyn Sodium, AKWA Tears and Tears Renewed products. The carrying value of the intangible assets for these products was reduced to zero.

     Research and development (“R&D”) expense increased 27.0% in 2004, to $1,861,000 from $1,465,000 for the year ended December 31, 2003, mainly due to R&D expenses related to the Joint Venture Company. See “Item 1. Business – Research and Development”.

     Interest expense increased to $4,218,000 in 2004 from $3,157,000 in 2003, a 33.6% increase. This increase is primarily due to an $863,000 increase in amortization of deferred financing fees combined with an increase of $475,000 in dividends and accretion on our Series A Preferred Stock, which, prior to a related July 2004 shareholders’ approval, had been classified as interest expense. The residual difference is mainly due to lower outstanding borrowings in 2004 as a result of using a portion of our August 2004 Series B Preferred Stock issuance to pay down bank debt.

     Other income (expense) in 2004 was primarily $1,562,000 for gains related to the settlement of two disputes which resulted in a lower payout than previously accrued and the sale of our investment in Novadaq at a gain. See Item 8. Financial Statements and Supplementary Data, Note E – Investment in Novadaq Technologies. In 2003, other income (expense) was primarily $3,102,000 of expense related to costs incurred in the Exchange Transaction. See Item 8. Financial Statements and Supplementary Data, Note G – Financing Arrangements.

     We recorded adjustments to our valuation allowance in both 2004 and 2003 that offset the deferred income tax assets recorded in those years. Accordingly, the only income tax expense (benefit) recorded those years were immaterial and related to certain state income taxes.

     As a result of the matters described above, net loss for 2004 was $3,026,000 versus a net loss in 2003 of $12,325,000, a $9,299,000 improvement. After consideration of preferred stock dividends and adjustments in 2004 of $34,436,000 related to specific accounting for our preferred stock (see Item 8. Financial Statements and Supplementary Data, Note H), loss per share for 2004, on both a basic and diluted basis, was $1.80 on weighted average shares outstanding of 20,817,000 compared to a basic and diluted loss per share for 2003 of $0.62 on weighted average shares outstanding of 19,745,000.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002

     Consolidated revenues decreased 11.5% for the year ended December 31, 2003 compared to the prior year.

     Ophthalmic segment revenues decreased 11.9%, or $3,523,000, partially due to the temporary suspension throughout 2003 of production of Fluress and Fluoracaine due to leaking containers, as well as increased customer purchases of angiography and ointment products in the fourth quarter of 2002, which resulted in surplus customer inventory and lower sales during the first half of 2003. Injectable segment revenues decreased 6.3% or $822,000 for the year, reflecting the lower volumes of anesthesia and antidote products partially offset by sales of our newly introduced product, Lidocaine Jelly. Contract services revenues decreased by 17.9%, or $1,583,000, due mainly to customer concerns about the status of the ongoing FDA compliance matters at our Decatur manufacturing facility, as well as the temporary closure of an aseptic production room at that same facility in 2003.

     The chargeback and rebate expense, a component of net revenues, for the year ended December 31, 2003 declined to $12,836,000 from $15,418,000 in 2002, due to a general decrease in volume and the increase in the product sales mix of lower chargeback and rebate percentage items.

     The 2003 consolidated gross margin of $12,148,000 was 26.7% for 2003 as compared to a gross margin of $20,537,000, or 39.9% for 2002. The gross profit by each of our segments also decreased due to the decrease in volume across all revenue categories as well as increased costs and reduced capacity associated with the resolution of our current FDA compliance matters.

     SG&A expenses decreased 18.1%, to $15,544,000 from $18,988,000, for the year ended December 31, 2003 as compared to the same period in 2002. Included in 2002 results was a $545,000 asset impairment charge related to the abandonment of construction-in-progress projects. Excluding this charge, SG&A decreased by 15.7% mainly due to lower personnel and marketing costs. Also included in SG&A, the provision, net of recoveries, for bad debts was a $471,000 net recovery in 2003, as actual recoveries and reduced reserve requirements exceeded write-offs and newly identified collectibility concerns. The bad debt expense net of recoveries for 2002 was a net $55,000 recovery.

     Amortization and write down of intangibles for 2003 decreased 56.2% to $1,415,000 from $3,228,000 in 2002. The results for 2002 include impairment charges of $1,559,500 related to a patent dispute settlement with Johns Hopkins University and $257,000 related to licenses for products, which we recognized, after a thorough product review of historical and projected earnings, may not be sellable at amounts and prices that would support the related intangible asset.

     R&D expense decreased 22.3% in 2003, to $1,465,000 from $1,886,000 for the year ended December 31, 2002, due to refocusing resources away from R&D activities to resolve issues related to FDA compliance.

     Interest and other expense for the full year 2003 was $6,220,000, a 97.5%, or $3,070,000 increase compared to the same period in the prior year, reflecting a $3,102,000 loss on the Exchange Transaction disclosed in Note G of the financial statements offset by lower interest rates and a lower debt balance as a result of the Exchange Transaction.

     We recorded a valuation allowance of $4,816,000 for the twelve months ending December 31, 2003, which offset the deferred income tax asset recorded in that period. The net income tax benefit of $171,000 for 2003 relates to state tax refunds. The net income tax provision of $6,239,000 for 2002 includes a $9,216,000 deferred income tax valuation allowance established against deferred income tax assets recorded in 2002 and in prior periods.

     We reported a net loss of $12,325,000 or $0.62 per weighted average share for the twelve month period ended December 31, 2003, versus $12,952,000 or $0.66 per weighted average share for the prior year. The decrease in net loss was due primarily to the impact of the deferred income tax valuation allowance established in 2002 against previously recorded income tax assets, as well as reduced SG&A, R&D and interest expenses offset by lower sales, gross profit and the loss on the Exchange Transaction in 2003.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     We have experienced losses from operations in 2004 and 2003 of $368,000 and $6,276,000, respectively. The net losses for these years were $3,026,000 and $12,325,000, respectively.

     As of December 31, 2004, we had cash and cash equivalents of $4,110,000. Our net working capital at December 31, 2004 was $11,233,000 versus a net working capital deficiency of $1,364,000 at December 31, 2003, resulting primarily from the $4,956,000 lower receivables level at December 31, 2003 in line with lower fourth quarter 2003 sales, a $2,614,000 lower inventory level in 2003 as we continued production in December 2004 to meet order backlogs, and a $3,892,000 increase in cash at December 31, 2004 generated by the residual proceeds from our Series B Preferred Stock after paying off our debt.

     During the year ended December 31, 2004, we used $3,461,000 in cash from operations which included an advance of $1,250,000 to our joint venture partner (Strides Arcolab Limited) to develop ANDAs on the Joint Venture Company’s behalf. Investing activities required $838,000 in cash and included a $2,095,000 licensing fee payment to Hameln Pharmaceutical. Financing activities provided $8,191,000 in cash primarily from proceeds from our Series B Preferred Stock issuance, net of such proceeds which were used to retire $7,664,000 in debt.

     During the year ended December 31, 2003, we used $1,932,000 in cash from operations, as the net loss for the year was partially offset by reductions in inventory. Investing activities, which include the purchase of equipment, required $1,743,000 in cash and included $1,504,000 related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities provided $3,529,000 in cash primarily from borrowings on our line of credit. The balance on our line of credit with our primary lender was $1,500,000 at December 31, 2003.

     On October 7, 2003, a group of investors (the “Investors”) purchased all of our then outstanding senior bank debt from The Northern Trust Company (“Northern Trust”), a balance of $37,731,000, at a discount and exchanged such debt with us (the “Exchange Transaction”) for (i) 257,172 shares of our Series A Preferred Stock, (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,000 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of our common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinated Notes and cash were issued by us to (a) The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our Chairman of the Board of Directors and the holder of a significant stock position in Akorn, (b) Arjun Waney, a director and the holder of a significant stock position in Akorn, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 52% of which is owned by Mr. Waney. We also issued to the holders of the 2003 Subordinated Notes, warrants (the “Note Warrants”) to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share and paid a portion of the legal fees of the Investors.

     Simultaneously with the consummation of the Exchange Transaction, we entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing us with two Term Loans (collectively, the “Term Loans”) which consisted of a $5,500,000 term loan A, and a $1,500,000 term loan B, totaling $7,000,000, and a revolving line of credit of up to $5,000,000 (the “Revolver”) to provide for working capital needs (the “New Credit Facility”) secured by substantially all of our assets. Our obligations under the New Credit Facility were guaranteed by the Kapoor Trust and Mr. Waney. In exchange for this guaranty, we issued additional warrants (the “Guaranty Warrants”) to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Mr. Waney, respectively, with an exercise price of $1.10 per share, and agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase an additional number of shares of common stock equal to 0.08 multiplied by the principal dollar amount of the our indebtedness then guaranteed by them under the New Credit Facility.

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

     On August 23, 2004, we completed a private placement to certain investors of 141,000 shares of our Series B Preferred Stock at a price of $100 per share, convertible into common stock at a price of $2.70 per share, with warrants to purchase 1,566,667 additional shares of our common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“Series B Warrants”). The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000.

     A portion of the net proceeds of the private placement paid off the outstanding debt from LaSalle Bank. The remainder of the net proceeds is being used for working capital and general corporate purposes. Among other things, the proceeds will pay for the validation testing of our new lyophilization facility. Validation and approval of the lyophilization facility by the FDA are anticipated in late 2005, and manufacturing capabilities for lyophilized products are projected to be in place by mid-2006. On August 26, 2004, in connection with the pay off of our outstanding debt under the New Credit Facility, we and LaSalle Bank amended the New Credit Facility to release the guaranty of Kapoor Trust and Mr. Waney effective as of such date provided that if prior to November 24, 2004 there is then pending a petition in bankruptcy court against us or our subsidiary and there is then existing a claim that all or any portion of the payoff amount is a fraudulent transfer or a preferential payment, or should otherwise be set aside, then the guaranty shall be reinstated. As a result of the release of the guaranty, we did not issue additional warrants to Kapoor Trust or Mr. Waney on the anniversary date of the Exchange Transaction.

     The Exchange Transaction, coupled with the private placement of Series A and Series B Preferred Stocks, have substantially reduced our overall debt from $45,755,000 as of September 30, 2003 to $10,380,000 as of December 31, 2004, and positioned us to improve our operating results.

     As of December 31, 2004, we had approximately $4,110,000 in cash and approximately $5,000,000 of undrawn availability under the New Credit Facility with LaSalle Bank. We believe that our realigned balance sheet, access to our line of credit and cash flows from operations will be sufficient to operate our business for the next twelve months. However, although we were profitable for the six months ended December 31, 2004, we have incurred operating losses for the last two years and first six months of 2004.

     If our cash flow from operations and current line of credit are not sufficient to fund the operation of our business, we may be required to seek additional financing. Such additional financing may not be available when needed or on terms favorable to us and our shareholders. Any such additional financing, if obtained, will likely require the granting of rights, preferences or privileges senior to those of the common stock and result in additional dilution of the existing ownership interests of the common shareholders.

FDA Compliance Matters

     As described in more detail in Item 3 — “Legal Proceedings,” we continue to be subject to potential claims by the FDA. While we are cooperating with the FDA and seeking to resolve our ongoing compliance matters, an unfavorable outcome may have a material impact on our operations and its financial condition, results of operations and/or cash flows and may constitute a covenant violation under the New Credit Facility, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Facility Expansion

     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. Subject to, among other things, our ability to generate operating cash flow or to obtain new financing for future operations, validation and approval of the lyophilization facility by the FDA is anticipated in late 2005. Manufacturing capabilities for lyophilized products are projected to be in place by mid-2006.

     As of December 31, 2004, we had spent approximately $18,513,000 on the lyophilization expansion and anticipate the need to spend approximately $2,000,000 of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the lyophilization facility as the major capital equipment items are currently in place. To this end, we expect to use a portion of the proceeds we obtained from the recent sale of our Series B Preferred Stock to help fund validation efforts for the lyophilization facility and to fund the development of an internal ANDA lyophilized product pipeline.

New Credit Facility

     As stated above, and further described in Item 8. Financial Statements and Supplementary Data, Note G — Financing Arrangements. We entered into a New Credit Facility with LaSalle Bank in 2003. The New Credit Facility consists of the Term Loans, as well as the Revolver secured by substantially all of our assets. The New Credit Facility matures on October 7, 2005. The Term Loans carried interest at prime plus 1.75% and required principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50%. The Term Loans and the Revolver were paid off with the proceeds from our Series B Preferred Stock and we had a zero balance on the Revolver at December 31, 2004.

     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2,500,000, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as EDITDA to interest expense and Senior Debt to EBITDA ratios. If we are not in compliance with the covenants of the New Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the New Credit Facility would become immediately due and payable. The New Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. We negotiated an amendment to the New Credit Facility effective December 31, 2003 that clarified certain covenant computations and waived certain technical violations. Because the New Credit Facility also requires us to maintain our deposit accounts with LaSalle, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability (zero as of December 31, 2004).

     On August 13, 2004, we entered into the First Amendment to the New Credit Facility (the “First Amendment”). Among other things, the First Amendment amended certain of our financial covenants and LaSalle Bank agreed to waive certain events of default arising out of our noncompliance with certain of our obligations. Certain financial conditions in the Kapoor Trust guaranty were also amended as a result of the First Amendment.

     On August 26, 2004, we entered into the Second Amendment to the New Credit Facility (the “Second Amendment”), which released the Kapoor Trust guaranty and eliminated certain event of default provisions that were related to the Kapoor Trust guaranty. In addition, on August 27, 2004, LaSalle Bank cancelled each of the irrevocable standby letters of credit posted by Dr. Kapoor and Mr. Waney.

     On October 8, 2004, we entered into the Third Amendment to the New Credit Facility (the “Third Amendment”) which waived events of default associated with the warrants issuance to AEG Partners, LLC and the NeoPharm Promissory Note default (discussed below). In addition, the Third Amendment amended definitions of the Computation Period and EBITDA to Interest Expense Ratio for covenant calculations.

Subordinated Debt

     In 2001, we entered into a $5,000,000 convertible subordinated debt agreement (“the “Convertible Note Agreement”), including a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both Tranche A Note and Tranche B Note, which are due December 20, 2006, bear interest at prime plus 3% and were issued with detachable warrants (the “Tranche A Warrants” and the “Tranche B Warrants”) to purchase shares of common stock. Interest payments are currently prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allows for conversion of the subordinated debt plus interest into our common stock, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.

     In December 2001, we entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund our efforts to complete our lyophilization facility located in Decatur, Illinois. The promissory note (“NeoPharm Promissory Note”) was executed in conjunction with a processing agreement that provides NeoPharm with the option of securing at least 15% of the capacity of our lyophilization facility each year. Dr. John N. Kapoor, our chairman, is also a director of NeoPharm and holds a substantial stock position in NeoPharm as well as in us.

     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest under the NeoPharm Promissory Note accrues at 1.75% above LaSalle Bank’s prime rate (7.0% as of December 31, 2004). Interest payments under both agreements are currently prohibited under the terms of a subordination arrangement with LaSalle Bank. The amended NeoPharm Promissory Note also requires us to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid and the commitment for the senior debt has been terminated.

     All remaining amounts owed under the amended NeoPharm Promissory Note are payable at maturity on December 20, 2006. The Kapoor Trust amendment did not change the interest rate or the maturity date of the Tranche A Note or Tranche B Note under the Convertible Note Agreement.

     On October 6, 2004, we received a notice from NeoPharm indicating that an event of default had occurred on the outstanding NeoPharm Promissory Note. The notice stated that an event of default was triggered when a processing agreement between NeoPharm and us which was contractually obligated to go into effect on or before October 1, 2004, failed to occur. The processing agreement failed to become effective, in part, because of an inability to remove the sanctions imposed by the FDA on our Decatur facilities. The event of default under the NeoPharm Promissory Note also triggered a cross-default provision under the Convertible Note Agreement and the New Credit Facility. The Kapoor Trust has waived the cross-default. On October 8, 2004, we entered into the Third Amendment to the New Credit Facility. Among other things, the Third Amendment amended certain of the financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations, including noncompliance arising from the event of default under the NeoPharm Promissory Note. Pursuant to our subordination agreement with LaSalle Bank, we may not make any payments to NeoPharm and NeoPharm may not enforce any remedies against us under the NeoPharm Promissory Note, until the senior debt is paid in full and the commitment for the senior debt is terminated. Consequently, NeoPharm cannot take any actions that would have an adverse financial impact to us. However, because of this default, we recorded the $3,250,000 of debt and $362,000 of accrued interest as current obligations as of December 31, 2004. We are currently trying to resolve this matter with NeoPharm.

     As part of the Exchange Transaction, we issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75%, but interest payments are currently prohibited under the terms of our subordination agreement. The 2003 Subordinated Notes are subordinated to the New Credit Facility and the NeoPharm Promissory Note but senior to the Convertible Note Agreement.

Other Indebtedness

     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,307,000 and $1,623,000 at December 31, 2004 and 2003, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     The fair value of the debt obligations approximated the recorded value as of December 31, 2004.

Preferred Stock and Warrants

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

     Immediately after the Exchange Transaction, the holders of Series A Preferred Stock held approximately 75% of the aggregate voting rights represented by outstanding shares of common stock and Series A Preferred Stock. After the Exchange Transaction and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the holders of Series A Preferred Stock would hold approximately 77% of the common stock, on a fully-diluted basis. Prior to the Exchange Transaction, the holders of Series A Preferred Stock held approximately 35% of the outstanding voting securities and would have held approximately 42% of the common stock on a fully-diluted basis.

     The initial amount recorded for the Series A Preferred Stock, as described in Item 8. Financial Statements and Supplementary Data, Note H – Preferred Stock, was $5,174,000 below its stated value. Until the July 8, 2004 Stockholders Approval date we had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion was $267,000 in 2004 and $220,000 in 2003.

     Pursuant to FASB No. 150 — “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as amended, the Series A Preferred Stock was originally reflected as a liability because of its mandatory redemption feature. That characterization remained through July 8, 2004 and as such, dividends have been reflected as interest expense in the statement of operations through July 8, 2004. As a result of the Stockholders Approval on July 8, 2004, the carrying value of the Series A Preferred Stock was reclassified into shareholders’ equity and future dividends are reflected as adjustments to accumulated deficit and are shown in the financial statements as impacting income (loss) available to common stockholders. Additionally, and in accordance with EITF Abstract No. 00-27, we also recorded in July 2004 the value of the conversion option imbedded at issuance in each share of Series A Preferred Stock, subject to limitations described in the EITF. That value, approximately $20,874,000, reduced the carrying value of the Series A Preferred Stock to near zero with the offsetting excess to common stock. The carrying value of the Series A Preferred Stock was then adjusted to its full aggregated stated value, plus unpaid dividends (approximately $26,552,000) with a charge directly to accumulated deficit. That charge did not impact net earnings for the third quarter of 2004, but substantially reduced earnings available to common stockholders and generated a loss per share for that period.

Series B Preferred Stock

     On August 23, 2004, we issued an aggregate of 141,000 shares of Series B Preferred Stock at a price of $100 per share, convertible into common stock at a price of $2.70 per share, to certain investors, with Series B Warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share. The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000. A portion of these proceeds were used to pay off the Term Loans and reduce the Revolver to zero. That early pay down and resulting elimination of certain personal guarantees of that debt, resulted in the write-off of $245,000 of unamortized deferred financing fees. Remaining proceeds will be used for working capital and other general corporate purposes, including validation testing of our Lyophilization facility. In accounting for the issuance of the Series B Preferred Stock and Series B Warrants, we recorded additional charges directly to accumulated deficit of $5,998,000. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.

     Series B Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at our option, such dividends are currently being deferred and added to the Series B Preferred Stock balance. Each share of our Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, is convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator may be adjusted from time to time pursuant to the anti-dilution provisions of the Restated Articles of Incorporation governing the Series B Preferred Stock. We have the option of converting all shares of Series B Preferred Stock into shares of our common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share.

     As required under the terms of the Series B Preferred Stock transaction, we completed, in October 2004, the registration with the SEC of the common shares into which the Series B Preferred Stock is convertible, among others. Had the registration statement not become effective within 270 days from August 23, 2004, each holder would have had the right to compel us to purchase its shares of Series B Preferred Stock for cash in an amount equal to $115 per share (the “Put Option”). As a result of the Put Option, and pursuant to SEC rules and regulations, our Series B Preferred Stock was reflected outside of the shareholder’s equity section of our consolidated balance sheet until the registration statement became effective. Due to that registration, the holders of the Series B Preferred Stock can no longer put their shares back to us, and accordingly, the Series B Preferred Stock was reclassified into equity in October 2004.

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

Warrants

     The Series A Warrants issued in connection with the Exchange Transaction are exercisable at any time prior to expiration on October 7, 2006. These outstanding warrants for 5,986,400 shares of common stock have an exercise price of $1.00 per share. The Guaranty Warrants for 960,000 shares of common stock at an exercise price of $1.10 per share were issued in consideration of the debt guaranty as part of the Exchange Transaction. Also, as part of the Exchange Transaction, the Note Warrants for 276,714 shares of common stock were issued with the Subordinated Notes at an exercise price of $1.10 per share. In addition, there are Tranche A Warrants and Tranche B Warrants that were outstanding prior to the Exchange Transaction for 1,000,000 and 667,000 shares of common stock with per share exercise prices of $2.85 and $2.25, respectively.

     The Series B Warrants are exercisable at any time prior to expiration on August 23, 2009. The warrants are for 1,566,667 shares of common stock and have an exercise price of $3.50 per share.

     As further described in Item 8. Financial Statements and Supplemental Data, Note N - Commitments and Contingencies, we have issued to AEG warrants (the “AEG Warrants”) to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share.

CONTRACTUAL OBLIGATIONS
(In Thousands)

     The following table details our future contractual obligations as of December 31, 2004. Our ability to satisfy these obligations is primarily dependent upon our ability to generate sufficient working capital or to obtain additional financing.

	Payment Due — by Period
					More than
Description	Total	Less than 1 year	1-3 years	3-5 years	5 years
Long Term-Debt, including current maturities	$12,324	$3,590	$8,526	$208	$—
Operating Leases	5,629	1,566	3,134	929
Other Long-Term Liabilities	2,008	362	1,646	—	—

Total:	$19,961	$5,518	$13,306	$1,137	$0

SELECTED QUARTERLY FINANCIAL DATA
In Thousands, Except Per Share Amounts

			Net Income (Loss)
		Gross		Per Share	Per Share
	Revenues	Profit	Amount	Basic	Diluted
Year Ended December 31, 2004:
1st Quarter	$11,660	$4,018	$(1,217)	$(0.06)	$(0.06)
2nd Quarter	11,076	3,319	(3,583)	(0.18)	(0.18)
3rd Quarter	15,388	6,774	2,587	(1.49)	(1.49)
4th Quarter	12,584	4,091	(813)	(0.09)	(0.09)
Year Ended December 31, 2003:
1st Quarter	$12,782	$5,844	$182	$0.01	$0.01
2nd Quarter	8,840	535	(4,197)	(0.21)	(0.21)
3rd Quarter	14,349	5,075	(343)	(0.02)	(0.02)
4th Quarter	9,520	694	(7,967)	(0.40)	(0.40)

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

     We recognize product sales for our ophthalmic and injectable business segments upon the shipment of goods. The contract services segment, which produces products for third party customers, based upon their specification, at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product as appropriate. Revenue is recognized when all of our obligations have been fulfilled and collection of the related receivable is probable. Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Allowance for Chargebacks and Rebates

     We enter contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from us. When a wholesaler sells products to one of the third parties that are subject to a contractual price agreement, the difference between the price paid to us by the wholesaler and the price under contract is charged back to us by the wholesaler. We track sales and submitted chargebacks by product number for each wholesaler. Utilizing this information, we estimate a chargeback percentage for each product. We reduce gross sales and increase the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. We reduce the chargeback allowance when we process a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period.

     We obtain certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, we obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered our estimate of in-transit inventory. This resulted in us recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. We intend to use this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, we, in accordance with our policy, reduced our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six-quarter trend of such sales being below our previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. We intend to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made.

     Similarly, we maintain an allowance for rebates related to contract and other programs with certain customers. Rebate percentages vary by product and by volume purchased by each eligible customer. We track sales by product number for each eligible customer and then apply the applicable rebate percentage, using both historical trends and actual experience to estimate our rebate allowance. We reduce gross sales and increase the rebate allowance by the estimated rebate amount when we sell our products to our rebate-eligible customers. We reduce the rebate allowance when we process a customer request for a rebate. At each balance sheet date, we analyze the allowance for rebates against actual rebates processed and make necessary adjustments as appropriate. Actual rebates processed can vary materially from period to period.

     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2004, 2003 and 2002, we recorded chargeback and rebate expense of $16,915,000, $12,836,000, and $15,418,000, respectively. The allowance for chargebacks and rebates was $5,406,000 and $4,804,000 as of December 31, 2004 and 2003, respectively.

Allowance for Product Returns

     Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. Actual returns processed can vary materially from period to period. For the years ended December 31, 2004, 2003, and 2002 we recorded a provision for product returns of $1,956,000, $2,085,000, and $2,574,000, respectively. The allowance for potential product returns was $1,393,000 and $1,077,000 at December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

     Provisions for doubtful accounts, which reflect trade receivable balances owed to us that are believed to be uncollectible, are recorded as a component of SG&A expenses. In estimating the allowance for doubtful accounts, we have:

•	Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, “channel” factors, etc.).

•	Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) information regarding exogenous factors, particularly in respect of major customers.

•	Developed assumptions reflecting our judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to “partial payments;” (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic and other exogenous factors that might affect collectibility of outstanding balances — based upon information available at the time.

     For the years ended December 31, 2004, 2003 and 2002, we recorded a net benefit for doubtful accounts of ($43,000), ($471,000), and ($55,000), respectively, as recoveries and reduced reserve requirements exceeded write offs and newly identified collectibility concerns. The allowance for doubtful accounts was $435,000, and $609,000 as of December 31, 2004 and 2003, respectively. As of December 31, 2004, we had a total of $2,200,000 of past due gross accounts receivable, of which $420,000 was over 60 days past due.

We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts as of December 31, 2004 of $435,000, the portion related to wholesaler customers is $390,000 with the remaining $45,000 reserve for all other customers.

Allowance for Discounts

     Cash discounts are available to certain customers based on agreed upon terms of sale. We evaluate the discount reserve balance against actual discounts taken. For the years ended December 31, 2004, 2003 and 2002, we recorded a provision for discounts of $925,000, $689,000 and $1,014,000, respectively. The allowance for discounts was $234,000 and $94,000 as of December 31, 2004 and 2003, respectively.

Allowance for Slow-Moving Inventory

     Inventories are stated at the lower of cost (average cost method) or market. See Item 8. Financial Statements and Supplementary Data, Note D — “Inventories”. We maintain an allowance for slow-moving and obsolete inventory. For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyzed our raw material and component inventory for slow moving items. For the years ended December 31, 2004, 2003 and 2002, we recorded a provision for inventory obsolescence of $1,290,000, $940,000, and $838,000, respectively. The allowance for inventory obsolescence was $660,000 and $917,000 as of December 31, 2004 and 2003, respectively.

Income Taxes

     Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carryforwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

Intangibles

     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at December 31, 2004 and 2003 was $13,367,000 and $9,958,000, respectively. Amortization expense was $1,372,000, $1,415,000 and $1,411,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We regularly assess the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. In 2004, we recorded impairment charges on certain intangible assets. See Item 8. Financial Statements and Supplementary Data, Note S — “Asset Impairment Charges”.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with sufficient voting rights to direct decisions of the entity, or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46, as amended by FIN 46(R) in 2004, changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46(R) apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As more fully described in Item 8.

Financial Statements and Supplementary Data, Note Q – Business Alliances, we are required to consolidate the Joint Venture Company.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial statements entered into or modified after May 31, 2003. As a result of SFAS No. 150, we had reflected the Series A Preferred Stock issued as part of the Exchange Transaction as a long-term liability until shareholder approval.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning June 15, 2005. We are in the process of evaluating the requirements of SFAS 151 but do not expect the adoption of SFAS 151 to have a significant effect on our financial statements.

     In December 2004, the FASB issued Staff Position no. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS 109-2”). The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met. The provisions of FAS 109-2 were effective immediately upon issuance. We do not expect that the adoption of FAS 109-2 will have a material impact on our consolidated financial statements.

     In December 2004, the FASB issued SFA No. 123 (revised 2004). Share-based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation, SFAS No. 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective as of July 1, 2005. We have not yet assessed the impact of adopting this new standard, however, we expect the impact to be similar to the pro forma impacts as described in Note B.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are subject to market risk associated with changes in interest rates. Our interest rate exposure currently involves three debt instruments. Debt under the NeoPharm Promissory Note and the 2003 Subordinated Promissory Notes bears interest at prime plus 1.75%. Revolver debt under the New Credit Agreement bears interest at prime plus 1.50%. The subordinated convertible debentures issued to the Kapoor Trust under the Trust Agreement bear interest at prime plus 3.0%. All of our remaining long-term debt is at fixed interest rates. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at December 31, 2004 would result in a $130,000 pre-tax change in annual interest expense.

     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.

     The fair value of the debt obligations approximated the recorded value as of December 31, 2004.

Item 8. Financial Statements and Supplementary Data

     The following financial statements are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Akorn, Inc.
Buffalo Grove, Illinois

     We have audited the accompanying consolidated balance sheets of Akorn, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s managements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. and Subsidiaries at December 31, 2004 and 2003 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Chicago, Illinois
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Akorn, Inc.:

     We have audited the accompanying consolidated financial statements of Akorn, Inc. and subsidiary (the “Company”) for the year ended December 31, 2002, as listed in the Index to Financial Statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Akorn, Inc. and subsidiary for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. The Company’s losses from operations in recent years, working capital deficiency as of December 31, 2002, the need to refinance or extend its debt on a long-term basis and the need to successfully resolve the ongoing governmental proceedings, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Chicago, Illinois
May 9, 2003

AKORN, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,110	$218
Trade accounts receivable (less allowance for doubtful accounts of $435 and $609 at December 31, 2004 and 2003, respectively)	6,582	1,626
Inventories	10,421	7,807
Prepaid expenses and other current assets	1,280	944

TOTAL CURRENT ASSETS	22,393	10,595
PROPERTY, PLANT AND EQUIPMENT, NET	31,893	33,907
OTHER ASSETS
Intangibles, net	11,618	12,872
Investment in Novadaq Technologies	—	713
Other	1,018	1,328

TOTAL OTHER ASSETS	12,636	14,913

TOTAL ASSETS	$66,922	$59,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt and debt in default	$3,590	$4,156
Trade accounts payable	5,397	5,411
Accrued compensation	499	510
Accrued expenses and other liabilities	1,674	1,882

TOTAL CURRENT LIABILITIES	11,160	11,959
Long-term debt, less current installments	6,790	13,777
Redeemable preferred stock, $1.00 par value — 5,000,000 shares authorized; 257,172 shares issued and outstanding as of December 31, 2003	—	21,132
Other long-term liabilities	1,646	1,156

TOTAL LIABILITIES	19,596	48,024

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 25,132,684 and 19,825,296 shares issued and outstanding at December 31, 2004 and 2003, respectively	59,571	25,506
Series A Preferred Stock, $1.00 par value 257,172 shares authorized and issued, 242,172 shares outstanding as of December 31, 2004	25,787	—
Series B Preferred Stock, $1.00 par value 170,000 shares authorized, 141,000 shares issued and 138,500 outstanding as of December 31, 2004	13,109	—
Warrants to acquire common stock	14,160	13,724
Accumulated deficit	(65,301)	(27,839)

TOTAL SHAREHOLDERS’ EQUITY	47,326	11,391

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,922	$59,415

See notes to the consolidated financial statements.

AKORN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$50,708	$45,491	$51,419
Cost of sales	32,506	33,343	30,882

GROSS PROFIT	18,202	12,148	20,537
Selling, general and administrative expenses	13,300	15,544	18,988
Amortization and write down of intangibles	3,409	1,415	3,228
Research and development expenses	1,861	1,465	1,886

OPERATING EXPENSES	18,570	18,424	24,102

OPERATING LOSS	(368)	(6,276)	(3,565)
Interest expense	(4,218)	(3,157)	(3,150)
Loss on Exchange Transaction	—	(3,102)	—
Gain related to disputed settlements	1,562	—	—
Other income, net	6	39	2

LOSS BEFORE INCOME TAXES	(3,018)	(12,496)	(6,713)
Income tax provision (benefit)	8	(171)	6,239

NET LOSS	(3,026)	(12,325)	(12,952)
Preferred stock dividends and adjustments	(34,436)	—	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(37,462)	$(12,325)	$(12,952)

NET LOSS PER SHARE:
BASIC	$(1.80)	$(0.62)	$(0.66)

DILUTED	$(1.80)	$(0.62)	$(0.66)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	20,817	19,745	19,589

DILUTED	20,817	19,745	19,589

See notes to the consolidated financial statements.

AKORN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands)

					Warrants	Retained
			Series A	Series B	to acquire	Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2001	19,466	$24,876	$—	$—	$1,516	$(2,562)	$23,830
Net loss			—	—		(12,952)	(12,952)
Intrinsic value of conversion feature in connection with the issuance of convertible debentures	—	114	—	—	—	—	114
Exercise of stock options	92	253	—	—	—	—	253
Employee stock purchase plan issuances	99	107	—	—	—	—	107

BALANCES AT DECEMBER 31, 2002	19,657	25,350	—	—	1,516	(15,514)	11,352
Net loss	—	—	—	—	—	(12,325)	(12,325)
Exchange Transaction Warrants:
Issued to preferred stockholders	—	—	—	—	9,188	—	9,188
Issued to bank note guarantors	—	—	—	—	1,166	—	1,166
Issued to subordinated note holders	—	—	—	—	336	—	336
Due to consultants	—	—	—	—	1,518	—	1,518
Exercise of stock options	42	40	—	—	—	—	40
Employee stock purchase plan issuances	127	116	—	—	—	—	116

BALANCES AT DECEMBER 31, 2003	19,826	25,506	—	—	13,724	(27,839)	11,391
Net loss	—	—	—	—	—	(3,026)	(3,026)
Reclassification of Series A Preferred Stock	—	—	22,182	—	—	—	22,182
Issuance of Series B Preferred Stock and Warrants, net of issuance costs	—	—	—	9,914	3,130	—	13,044
Preferred stock dividends earned	—	—	822	300	—	(1,122)	—
Intrinsic value of beneficial conversion features in convertible preferred stock.	—	25,826	(22,862)	(2,964)	—	—	—
Accretion to stated value of preferred stock	—	—	27,232	6,094	—	(33,326)	—
Conversion of preferred stock into common stock	2,236	1,822	(1,587)	(235)	—	—	—
Exercise of warrants into common stock	2,433	4,807	—	—	(2,771)	12	2,048
Intrinsic value of beneficial conversion features in convertible interest	—	269	—	—	—	—	269
Adjust AEG warrant value due to dispute settlement	—	—	—	—	77	—	77
Exercise of stock options	594	1,233	—	—	—	—	1,233
Employee stock purchase plan issuances	44	108	—	—	—	—	108

BALANCES AT DECEMBER 31, 2004	25,133	$59,571	$25,787	$13,109	$14,160	$(65,301)	$47,326

See notes to the consolidated financial statements.

AKORN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(3,026)	$(12,325)	$(12,952)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,075	3,783	4,510
Amortization of deferred financing fees	1,208	345	—
Amortization of debt discount	945	509	519
Impairment of long-lived assets	2,037	—	2,362
Non-cash net loss on Exchange Transaction	—	1,518	—
Non-cash expense related to preferred stock	1,064	589	—
Gain related to dispute settlements	(1,562)	—	—
Gain on disposal of long-lived assets	(6)	(36)	(23)
Deferred income taxes	—	—	5,919
Changes in operating assets and liabilities:
Trade accounts receivable	(4,956)	(350)	4,481
Income taxes recoverable	—	625	5,870
Inventories	(2,614)	2,594	(2,266)
Prepaid expenses and other assets	(1,234)	257	179
Trade accounts payable	(14)	(217)	2,721
Accrued expenses and other liabilities	622	776	(1,963)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,461)	(1,932)	9,357

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(689)	(1,819)	(5,440)
Proceeds from sale of investments	2,000	—	—
Proceeds from sale of long-lived assets	6	76	125
Purchase of product intangibles and product licenses	(2,155)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(838)	(1,743)	(5,315)

FINANCING ACTIVITIES
Proceeds under stock option and stock purchase plans	1,341	156	474
Repayments of long-term debt	(6,730)	(6,352)	(11,994)
Proceeds from issuance of long-term debt	—	9,166	2,487
Net proceeds from Series B Preferred Stock issuance	13,044	—	—
Change in line of credit	(1,500)	1,500	—
Costs incurred in Exchange Transaction	—	(941)	—
Proceeds from exercise of stock warrants	2,036	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,191	3,529	(9,033)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,892	(146)	(4,991)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	218	364	5,355

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,110	$218	$364

See notes to the consolidated financial statements.

AKORN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Business and Basis of Presentation

     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). See Note Q – Business Alliances.

     Basis of Presentation: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the debt refinancing and equity transactions disclosed in Notes G and H, the Company has substantially reversed its historical liquidity concerns. The Company believes that its current line of credit, together with cash generated from operations, will be sufficient to meet its near-term cash requirements.

Note B — Summary of Significant Accounting Policies

     Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc., its wholly owned subsidiary, Akorn (New Jersey) Inc., as well as the accounts and results of the Joint Venture Company. Intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowance for doubtful accounts, chargebacks, rebates, product returns and discounts and the reserve for slow-moving and obsolete inventories, the carrying value of intangible assets and the carrying value of deferred income tax assets.

     Revenue Recognition: The Company recognizes product sales for its ophthalmic and injectable business segments upon the shipment of goods. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

     The Contract Services segment, which produces products for third party customers based upon their specification and at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

     Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

     Cash Equivalents: The Company considers all highly liquid investments with maturity of three months or less when purchased, to be cash equivalents.

     Accounts Receivable: The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for doubtful accounts, product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which, in turn, depends on which end-user customer with different pricing arrangements might be entitled to a particular deduction). This process can lead to “partial payments” against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

     Unless otherwise noted, the provisions and allowances for the following customer deductions are reflected in the accompanying financial statements as reductions of revenues and trade accounts receivable, respectively.

     Shipping & Handling: The Company classifies freight costs and the freight billed to customers as a component of cost of sales.

     Chargebacks and Rebates: The Company enters contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company. When a wholesaler sells products to one of the third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. The Company reduces the chargeback allowance when it processes a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period.

     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, the Company obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered its estimate of in-transit inventory. This resulted in the Company recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. The Company intends to use this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, the Company, in accordance with its policy, reduced its estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six-quarter trend of such sales being below the Company’s previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. The Company intends to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made.

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

     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2004, 2003 and 2002, the Company recorded chargeback and rebate expense of $16,915,000, $12,836,000 and $15,418,000, respectively. The allowance for chargebacks and rebates was $5,406,000 and $4,804,000 as of December 31, 2004 and 2003, respectively.

     Product Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience and by customer in some cases. In evaluating month-end allowance balances, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the years ended December 31, 2004, 2003 and 2002 the Company recorded a provision for product returns of $1,956,000, $2,085,000 and $2,574,000, respectively. The allowance for potential product returns was $1,393,000 and $1,077,000 at December 31, 2004 and 2003, respectively.

     Doubtful Accounts: Provisions for doubtful accounts, which reflects trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of selling, general and administrative expenses. In estimating the allowance for doubtful accounts, the Company has:

•	Identified the relevant factors that might affect the accounting estimate for allowance for doubtful accounts, including: (a) historical experience with collections and write-offs; (b) credit quality of customers; (c) the interaction of credits being taken for discounts, rebates, allowances and other adjustments; (d) balances of outstanding receivables, and partially paid receivables; and (e) economic and other exogenous factors that might affect collectibility (e.g., bankruptcies of customers, “channel” factors, etc.).

•	Accumulated data on which to base the estimate for allowance for doubtful accounts, including: (a) collections and write-offs data; (b) information regarding current credit quality of customers; and (c) information regarding exogenous factors, particularly in respect of major customers.

•	Developed assumptions reflecting management’s judgments as to the most likely circumstances and outcomes, regarding, among other matters: (a) collectibility of outstanding balances relating to “partial payments;” (b) the ability to collect items in dispute (or subject to reconciliation) with customers; and (c) economic and other exogenous factors that might affect collectibility of outstanding balances — based upon information available at the time.

     For the years ended December 31, 2004, 2003 and 2002, the Company recorded a net benefit for doubtful accounts of ($43,000), ($471,000), and ($55,000), respectively, as recoveries and reduced reserve requirements exceeded write offs and newly identified collectibility concerns. The allowance for doubtful accounts was $435,000, and $609,000 as of December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had a total of $2,200,000 of past due gross accounts receivable, of which $420,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts as of December 31, 2004 of $435,000, the portion related to wholesaler customers is $390,000 with the remaining $45,000 reserve for all other customers.

     Discounts: Cash discounts are available to certain customers based on agreed upon terms of sale. The Company evaluates the discount reserve balance against actual discounts taken. For the years ended December 31, 2004, 2003 and 2002, the Company recorded a provision for discounts of $925,000, $689,000 and $1,014,000, respectively. The allowance for discounts was $234,000 and $94,000 as of December 31, 2004 and 2003, respectively.

     Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2004, 2003 and 2002, the Company recorded a provision for inventory obsolescence of $1,290,000, $940,000, and $838,000, respectively. The allowance for inventory obsolescence was $660,000 and $917,000 as of December 31, 2004 and 2003, respectively.

     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at December 31, 2004 and 2003 was $13,367,000 and $9,958,000, respectively. Amortization expense was $1,372,000, $1,415,000 and $1,411,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company regularly assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. The Company recorded impairment charges on certain intangible assets which totaled $2,037,000 for 2004 and $1,817,000 for 2002. (See Note S — “Asset Impairment Charges”).

     The amortization expense of acquired intangible assets, absent any further impairments, for each of the five years ending December 31, 2009 will be as follows (in thousands):

For the year ended 12/31/05	$1,468
For the year ended 12/31/06	1,397
For the year ended 12/31/07	1,366
For the year ended 12/31/08	1,366
For the year ended 12/31/09	1,358

     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms. The average estimated service lives of buildings, leasehold improvements, furniture and equipment, and automobiles are approximately 30, 10, 10, and 5 years, respectively. Depreciation expense was $2,703,000, $3,058,000 and $3,098,000 for 2004, 2003 and 2002, respectively.

     Net Loss Per Common Share: Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. However, due to net losses in each of the last three years, the Company had no dilutive stock options, warrants or convertible securities. Antidilutive shares excluded from the computation of diluted net loss per share include 59,229,000, 53,402,000 and 7,528,000 for 2004, 2003 and 2002, respectively, related to options, warrants and convertible securities.

     Stock Based Compensation: The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as originally issued, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The Company accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized for the stock option awards to employees, since the exercise price of the options granted was equal to the market value on the date of the grant. See Note J — “Stock Options and Employee Stock Purchase Plan”.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on SFAS No. 123, the Company’s loss and net loss per share for the years ended December 31, 2004, 2003 and 2002 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	2004	2003	2002
Net loss, as reported	$(3,026)	$(12,325)	$(12,952)
Add stock based employee compensation expense, included in reported net loss	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(3,233)	(1,969)	(1,665)

Pro forma net loss	(6,259)	(14,294)	(14,617)
Add preferred stock dividends and adjustments	(34,436)	—	—

Pro forma net loss available for common stockholders	$(40,695)	$(14,294)	$(14,617)

Basic and diluted loss per common share of stock
As reported	$(1.80)	$(0.62)	$(0.66)

Pro forma	$(1.95)	$(0.72)	$(0.75)

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

     Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank and subordinated borrowings approximate fair value because the interest rates are reset periodically to reflect current market rates.

     Reclassifications: Certain prior year amounts have been reclassified to conform to the 2004 year presentation.

Note C — Allowance for Customer Deductions

     The activity in various allowance accounts is as follows (in thousands):

	Doubtful Accounts Years Ended			Returns
	December 31,			Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Balance at beginning of year	$609	$1,200	$3,706	$1,077	$1,166	$548
Provision (recovery)	(43)	(471)	(55)	1,956	2,085	2,574
Charges	(131)	(120)	(2,451)	(1,640)	(2,174)	(1,956)

Balance at end of year	$435	$609	$1,200	$1,393	$1,077	$1,166

	Discounts			Chargebacks and Rebates
	Years Ended December 31,			Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Balance at beginning of year	$94	$172	$143	$4,804	$4,302	$4,190
Provision	925	689	1,014	16,915	12,836	15,418
Charges	(785)	(767)	(985)	(16,313)	(12,334)	(15,306)

Balance at end of year	$234	$94	$172	$5,406	$4,804	$4,302

Note D — Inventories

     The components of inventories are as follows (in thousands):

	December 31,
	2004	2003
Finished goods	$5,194	$3,510
Work in process	1,380	1,385
Raw materials and supplies	3,847	2,912

	$10,421	$7,807

     The Company maintains an allowance for excess and obsolete inventory. The activity in this account is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of year	$917	$1,206	$1,845
Provision	1,290	940	838
Charges	(1,547)	(1,229)	(1,477)

Balance at end of year	$660	$917	$1,206

Note E — Investment in Novadaq Technologies

In the first quarter of 2002, the Company received an equity ownership in Novadaq Technologies, Inc., (“Novadaq”), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of a settlement between the Company and Novadaq. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company had reclassified these advances as an Investment in Novadaq. In the fourth quarter of 2002, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in 2002 pursuant to a pre-existing agreement with another third party. In 2004, the Company and Novadaq reached an agreement on a separate dispute whereby Novadaq repurchased the Company’s holdings in Novadaq for $2,000,000. The settlement resulted in a gain of $1,287,000 which is part of the $1,562,000 gain related to disputed settlements in the 2004 Consolidated Statement of Operations. (See Note N)

Note F — Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Land	$396	$396
Buildings and leasehold improvements	9,325	8,890
Furniture and equipment	27,516	27,117
Automobiles	55	55

	37,292	36,458
Accumulated depreciation	(24,337)	(21,636)

	12,955	14,822
Construction in progress	18,938	19,085

	$31,893	$33,907

     Construction in progress represents capital expenditures principally related to the Company’s lyophilization facility. The accumulated lyophilization facility spending through December 31, 2004 was $18,513,000. The Company capitalized interest expense related to the lyophilization project of $220,000 and $1,166,000 in 2004 and 2003, respectively. The Company estimates an additional $2,000,000 in spending will be required to complete the expansion (excluding capitalized interest). Subject to the Company’s ability to generate operating cash flows or obtain new financing, the Company anticipates completing the lyophilization facility in late 2005 and being fully operational in 2006. The Company can make no assurances that it will be able to complete this project within its estimated timeframe or at all, and if not, material impairment charges may be required.

Note G — Financing Arrangements

     The Company’s long-term debt consists of (in thousands):

	December 31,
	2004	2003
Credit Agreement with LaSalle Bank:
Line of Credit	$—	$1,500
Term Loans	—	6,415
Convertible subordinated debentures	5,000	5,000
Mortgage payable	1,307	1,623
Promissory note to NeoPharm, Inc.	3,250	3,250
2003 Subordinated Notes	2,767	2,767

	12,324	20,555
Less unamortized discount on debt	(1,944)	(2,622)
Less current installments and debt in default	(3,590)	(4,156)

Long-term debt	$6,790	$13,777

     Maturities of debt (reflecting debt in default as being due in 2005) are as follows (in thousands):

Year ending December 31:
2005	$3,590
2006	8,132
2007	394
2008	208

Total	$12,324

     In December 1997, the Company entered into a $45,000,000 (as amended) revolving credit agreement with The Northern Trust Company (“Northern Trust”). Borrowings under this credit agreement were secured by substantially all of the assets of the Company and bore floating interest rates that were 7.25% at September 30, 2003. The Company went into default under the Northern Trust credit agreement in 2002 and thereafter operated under an agreement under which Northern Trust would agree to forbear from exercising its remedies (the “Forbearance Agreement”). The Forbearance Agreement provided for additional borrowings and was extended on numerous occasions in 2003.

     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from Northern Trust , a balance of $37,731,000, at a discount and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”), (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinated Notes and cash were issued by the Company to (a) The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a director and the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 51% of which is owned by Mr. Waney. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.

     As a result of the Exchange Transaction, the Company recorded transaction costs of approximately $3,102,000. The transaction costs consisted principally of cash and securities owed to restructuring and investment banking professionals that provided services directly related to the extinguishment of the Northern Trust debt.

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

     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with two Term Loans (collectively, the “Term Loans”) which consisted of a $5,500,000 term loan A, and a $1,500,000 term loan B totaling $7,000,000, and a revolving line of credit of up to $5,000,000 (the “Revolver”) to provide for working capital needs (collectively, the “New Credit Facility”) secured by substantially all of the assets of the Company. The obligations of the Company under the New Credit Facility had been guaranteed by the Kapoor Trust and Mr. Waney. In exchange for this guaranty, the Company issued additional warrants (“Guarantee Warrants”) to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Mr. Waney, respectively, and had agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase additional shares of common stock; however, the guarantees were terminated before the first anniversary, as described below. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.

     The New Credit Facility matures on October 7, 2005. The Term Loans bore interest at prime plus 1.75% and were paid in full on August 23, 2004. The Revolver bears interest at prime plus 1.50% (6.75% as of December 31, 2004). Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 30% of raw material, finished goods and component inventory excluding packaging items, not to exceed $2,500,000 and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000 as of August 2003) and $1,750,000. The availability as of December 31, 2004 was $5,000,000. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as EDITDA to interest expense and Senior Debt to EBITDA ratios. The New Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the Company’s financial condition. Because the New Credit Facility also requires the Company to maintain its deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, requires that outstanding borrowings under the Revolver be classified as a current liability. On August 13, 2004, the Company entered into the First Amendment to the New Credit Facility. Among other things, the First Amendment amended certain financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations. Certain financial conditions in the Kapoor Trust guaranty were also amended as a result of the First Amendment. On August 26, 2004, the Company entered into the Second Amendment to the New Credit Facility, which released the Kapoor Trust guaranty and eliminated certain event of default provisions that were related to the Kapoor Trust guaranty. In addition, on August 27, 2004, LaSalle Bank cancelled each of the irrevocable standby letters of credit posted by Dr. Kapoor and Mr. Waney. On October 8, 2004, the Company entered into the Third Amendment to the New Credit Facility (the “Third Amendment”) which waived events of default associated with the warrants issuance to AEG Partners, LLC (“AEG”) and the NeoPharm Promissory Note default. In addition, the Third Amendment amended definitions of the Computation Period and EBITDA to Interest Expense Ratio for covenant calculations.

     As more fully described in Note H, the Company issued additional preferred stock and warrants on August 23, 2004. A portion of the related proceeds was used to pay off the Term Loans and pay down the Revolver. The Company continues to maintain the Revolver which, as of December 31, 2004, had an outstanding balance of zero.

     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement (the “Convertible Note Agreement”) consisting of a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust. Borrowing under the Convertible Note Agreement are due December 20, 2006, bear interest at prime plus 3.0% (8.25% as of December 31, 2004), and were issued with detachable warrants to purchase approximately 1,667,000 shares of common stock. Interest cannot be paid under the Convertible Note Agreement until the termination of the New Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allows the Kapoor Trust to immediately convert the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A Note and $1.80 per share of common stock for Tranche B Note.

     The Company, in accordance with APB Opinion No. 14, recorded the convertible subordinated debt and related warrants as separate securities. Furthermore, in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 00-27, the Company has also computed and recorded a separate amount related to the “intrinsic” value of the conversion option related to the debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the “intrinsic” value of the conversion option, is being amortized and charged to interest expense over the life of the subordinated debt. Additionally, as the accrued interest on the convertible subordinated debt is also convertible into common stock, it may also result in separately recordable beneficial conversion amounts. Such amounts are recorded when the price of the Company’s common stock is higher than the conversion rate when the interest is accrued. The beneficial conversion feature amount related to interest was $269,000 and $0 in 2004 and 2003, respectively, and was recorded as an increase to paid-in-capital and as additional debt discount amortizable over the remaining term of the convertible subordinated debt. Related debt discount amortization was $573,000, $588,000 and $519,000 in 2004, 2003 and 2002, respectively.

     In December 2001, the Company entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its Lyophilization facility located in Decatur, Illinois. This note (the “NeoPharm Promissory Note”) was executed in conjunction with a processing agreement that provides NeoPharm with the option of securing at least 15% of the capacity of the Company’s Lyophilization facility each year. Dr. John N. Kapoor, the Company’s chairman, is also a director of NeoPharm and holds a substantial equity position in NeoPharm as well as in the Company. On September 30, 2003, the Company defaulted under the NeoPharm Promissory Note as a result of its failure to remove all FDA warning letter sanctions related to the Company’s Decatur, Illinois manufacturing facility by June 30, 2003. On September 30, 2003, the Company defaulted under the Convertible Note Agreement as a result of a cross-default to the NeoPharm Promissory Note.

     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest under the NeoPharm Promissory Note accrues at 1.75% above LaSalle Bank’s prime rate (7.00% as of December 31, 2004). Interest payments under both agreements are currently prohibited under the terms of a subordination arrangement with LaSalle Bank. The amended NeoPharm Promissory Note also requires us to make quarterly payments of $150,000 beginning on the last day of the calendar quarter during which all indebtedness under the New Credit Facility has been paid and the commitment for the senior debt has been terminated. All remaining amounts owed under the amended NeoPharm Promissory Note are payable at maturity on December 20, 2006. The Kapoor Trust amendment did not change the interest rate or the maturity date of the Tranche A Note and Tranche B Note under the Convertible Note Agreement.

     On October 6, 2004, the Company received a notice from NeoPharm, indicating that an event of default had occurred on the outstanding NeoPharm Promissory Note. The notice stated that an event of default was triggered when a processing agreement between NeoPharm and the Company, which was contractually obligated to go into effect on or before October 1, 2004, failed to occur. The processing agreement failed to become effective, in part, because of an inability to remove the sanctions imposed by the FDA on the Company’s Decatur manufacturing facility. The event of default under the NeoPharm Promissory Note also triggered a cross-default provision under the Convertible Note Agreement and the New Credit Facility. The Kapoor Trust has waived the cross-default. On October 8, 2004, the Company entered into the Third Amendment to the New Credit Facility (the “Third Amendment”). Among other things, the Third Amendment amended certain of the financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations, including noncompliance arising from the event of default under the NeoPharm Promissory Note. Pursuant to the subordination agreement with LaSalle Bank, the Company may not make any payments to NeoPharm and NeoPharm may not enforce any remedies against the Company under the NeoPharm Promissory Note, until the senior debt is paid in full and the commitment for the senior debt is terminated. Consequently, NeoPharm cannot take any actions that would have an adverse financial impact to the Company. However, because of its default, the Company has recorded the $3,250,000 of debt and $362,000 of accrued interest as current obligations as of December 31, 2004. The Company is currently trying to resolve this matter with NeoPharm.

     As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75% (7.00% as of December 31, 2004), but interest payments are currently prohibited under the terms of a subordination arrangement between LaSalle and the note holders. The 2003 Subordinated Notes are subordinate to the New Credit Facility and the amended NeoPharm Promissory Note but senior to the Convertible Note Agreement. The Company also issued to the holders of the 2003 Subordinated Notes warrants (the “Note Warrants”) to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All unexercised Note Warrants expire on October 7, 2006. The Company, in accordance with APB Opinion No. 14, recorded the initial issuance of the 2003 Subordinated Notes and Note Warrants as separate securities. The fair value of the Note Warrants was estimated on the date of issuance using the modified Black-Scholes option pricing model with the following assumptions: (i) dividend yield of zero, (ii) expected volatility of 127.5%, (iii) risk free rate of 2.19%, and (iv) expected life of 3 years. As a result, the Company assigned a value of $336,000 to Note Warrants and recorded this amount in shareholders’ equity and as a discount, along with the spread between the face value of the debt and its initial recorded value as described above, on the 2003 Subordinated Notes. Related debt discount amortization was $373,000 and $61,000 in 2004 and 2003, respectively.

     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,307,000 and $1,623,000 at December 31, 2004 and 2003, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears an interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

     As part of the Exchange Transaction, the Company recorded $1,627,000 as deferred financing costs, including the value of the Guarantee Warrants. This amount is being amortized as a component of interest expense over the life of the related debt or guarantee. With the retirement of the Term Loans and related guarantee terminations in the third quarter of 2004, the remaining guarantee warrant amortization and deferred financing costs not related to the Revolver were charged to interest expense, resulting in $245,000 of additional amortization. Deferred financing costs relating to the Revolver continue to be amortized. Including these adjustments, amortization in 2004 and 2003 was $1,208,000 and $345,000, respectively.

Note H — Preferred Stock

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

     Immediately after the Exchange Transaction, the Investors held approximately 75% of the aggregate voting rights represented by outstanding shares of common and Series A Preferred Stock. After the Exchange Transaction and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the Investors would hold approximately 77% of the common stock, on a fully-diluted basis. Prior to the Exchange Transaction, the Investors held approximately 35% of the outstanding voting securities and would have held approximately 42% of the common stock on a fully-diluted basis.

     The initially recorded amount of the Series A Preferred Stock, as described in Note G, was $5,174,000 below its stated value. The Company, up through the Stockholders Approval date, had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion in 2004 and 2003 was $267,000 and $220,000, respectively.

     Pursuant to FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, as amended, the Series A Preferred Stock was originally reflected as a liability because of its mandatory redemption feature. That characterization remained through July 8, 2004 and as such, dividends have been reflected as interest expense in the statement of operations through July 8, 2004. As a result of the Stockholders Approval on July 8, 2004, the carrying value of the Series A Preferred Stock was reclassified into shareholders’ equity and future accretion and dividends are reflected as adjustments to accumulated deficit and are shown in the financial statements as impacting income (loss) available to common stockholders. Additionally, and in accordance with EITF Abstract No. 00-27, the Company also recorded in July 2004 the value of the conversion option imbedded at issuance in each share of Series A Preferred Stock, subject to limitations described in the EITF abstract. That value, approximately $20,874,000, reduced the carrying value of the Series A Preferred Stock to near zero with an offsetting credit to common stock. The carrying value of the Series A Preferred Stock was then adjusted to its full aggregated stated value, plus unpaid dividends (approximately $26,552,000) with a charge directly to accumulated deficit. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.

     On August 23, 2004, the Company issued an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”) The net proceeds to the Company after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000. A portion of these proceeds were used to pay off the Term Loans and reduce the Revolver to zero. Remaining proceeds are available for working capital and other general corporate purposes, including validation testing of the Company’s Lyophilization facility. In accounting for the issuance of the Series B Preferred Stock and Series B Warrants, the Company recorded additional charges directly to accumulated deficit of $5,998,000. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.

     Series B Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at the Company’s option, such dividends are currently being deferred and added to the Series B Preferred Stock balance. Each share of Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, is convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator may be adjusted from time to time pursuant to the anti-dilution provisions of the Company’s Restated Articles of Incorporation governing the Series B Preferred Stock. The Company has the option of converting all shares of Series B Preferred Stock into shares of the Company’s common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share.

     As required under the terms of the Series B Preferred Stock, the Company, in October 2004, completed a registration with the Securities and Exchange Commission of the common shares into which the Series B Preferred Stock is convertible. Due to that registration, the holders of the Series B Preferred Stock can no longer put their shares back to the Company. Accordingly, the Series B Preferred Stock was reclassified into equity from debt in October 2004.

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

Note I — Leasing Arrangements

     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $1,549,000, $1,562,000 and $1,838,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases (in thousands):

Year ending December, 31
2005	$1,566
2006	1,562
2007	1,572
2008	744
2009 and thereafter	185

Total	$5,629

Note J — Stock Options and Employee Stock Purchase Plan

     Under the 1988 Incentive Compensation Program (the “Incentive Program”) which expired November 2, 2003, any officer or key employee of the Company was eligible to receive options as designated by the Company’s Board of Directors. The exercise price of the options granted under the Incentive Program were not to be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended December 31, 2003 and 2002 have exercise prices equivalent to the market value of the Company’s common stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years. Under the Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”), 1,747,000 options have been granted to employees. These options generally vest over a period of three years and expire within a period of five years.

     Under the 1991 Stock Option Plan for Directors (the “Directors’ Plan”), which expired in December 7, 2001, persons elected as directors of the Company were granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. Options granted under the Directors’ Plan vested immediately and expire five years from the date of grant. Under the 2003 Plan, 85,000 options have been granted to directors. The 2003 Plan was approved by the shareholders in July 2004.

     A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002 and changes during the years ended December 31, 2004, 2003 and 2002 is presented below (shares in thousands):

	Year Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	3,478	$2.30	2,997	$2.93	3,226	$3.72
Granted	1,832	$2.79	1,102	$1.09	1,131	$2.23
Exercised	(597)	$2.55	(42)	$0.93	(92)	$2.19
Expired/Canceled	(350)	$2.62	(579)	$3.83	(1,268)	$4.82

Outstanding at end of period	4,363	$2.46	3,478	$2.30	2,997	$2.93

Options exercisable at end of period	3,118	$2.37	2,076	$2.72	1,940	$3.10
Options available for future grant	2,802		1,077		1,349
Weighted average fair value of options granted during the period		$2.18		$1.16		$1.56

     The fair value of each option granted during the year ended December 31, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of zero%, (ii) expected volatility of 95%, (iii) risk-free interest rate of 3.4% and (iv) expected life of 5 years.

     The fair value of each option granted during the year ended December 31, 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of zero%, (ii) expected volatility of 104%, (iii) risk-free interest rate of 4.0% and (iv) expected life of 5 years.

     The fair value of each option granted during the year ended December 31, 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of zero%, (ii) expected volatility of 86%, (iii) risk-free interest rate of 4.4% and (iv) expected life of 5 years.

     The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted Average		Exercisable at
	December 31,	Remaining	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price
$0.50 — $0.75	151	3.4 years	$0.71	85	$0.69
$0.76 — $1.00	463	2.9 years	$0.93	274	$0.94
$1.01 — $2.00	1,411	3.7 years	$1.76	1,266	$1.76
$2.01 — $3.50	1,719	3.9 years	$2.83	994	$2.48
$3.51 — $4.00	388	2.8 years	$3.61	273	$3.58
$4.01 — $5.00	6	4.8 years	$4.11	1	$4.11
$5.01 — $6.00	101	1.1 years	$5.31	101	$5.31
$6.01 — $7.50	79	0.2 years	$6.23	79	$6.23
$7.51 — $10.00	45	0.4 years	$8.29	45	$8.29

	4,363			3,118

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans.

     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company’s common stock may be acquired under the terms of the Plan. New shares issued under the plan approximated 44,000 in 2004, 127,000 in 2003, and 99,000 in 2002.

Note K — Income Taxes

     The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2004
Federal	$6	$—	$6
State	2	—	2

	$8	$—	$8

Year ended December 31, 2003
Federal	$—	$—	$—
State	(171)	—	(171)

	$(171)	$—	$(171)

Year ended December 31, 2002
Federal	$(293)	$3,585	$3,292
State	613	2,334	2,947

	$320	$5,919	$6,239

     Income tax expense (benefit) differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Computed “expected” tax expense (benefit)	$(1,027)	$(4,191)	$(2,283)
Change in income taxes resulting from:
State income taxes, net of federal income tax	(145)	(765)	(323)
Nondeductible preferred stock accretion and other permanent differences	926	—	—
Valuation allowance change	254	4,816	9,216
Other, net	—	(31)	(371)

Income tax expense (benefit)	$8	$(171)	$6,239

     Net deferred income tax assets at December 31, 2004 and 2003 include (in thousands):

	December 31,	December 31,
	2004	2003
Deferred income tax assets:
Other accrued expenses	$268	$378
Intangible assets	1,168	448
Net operating loss carry forwards.	11,655	13,666
Other	3,576	2,144

	16,667	16,636

Valuation allowance	(14,140)	(13,886)

	2,527	2,750
Deferred income tax liabilities:
Property, plant and equipment, net	(2,527)	(2,750)

	(2,527)	(2,750)

Net	$0	$0

     The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the net deferred income tax assets that are more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the net deferred income tax assets to zero. The Company has net operating loss carry forwards of approximately $29.8 million expiring from 2021 through 2024.

Note L — Retirement Plan

     All employees who have attained the age of 21 are eligible for participation in the Company’s 401(k) Plan. The plan-related expense for the years ended December 31, 2004, 2003 and 2002 totaled $276,000, $198,000 and $242,000, respectively. The employer’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

Note M — Segment Information

     The Company classifies its operations into three business segments, Ophthalmic, Injectable and Contract Services. The Ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The Injectable segment manufactures, markets and distributes injectable pharmaceuticals, primarily in niche markets. The Contract Services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

     Selected financial information by industry segment is presented below (in thousands):

	Years ended December 31,
	2004	2003	2002
Revenues
Ophthalmic	$29,812	$26,056	$29,579
Injectable	12,341	12,155	12,977
Contract Services	8,555	7,280	8,863

Total revenues	$50,708	$45,491	$51,419

Gross profit/(loss)
Ophthalmic	$14,486	$7,967	$13,917
Injectable	3,288	4,309	5,955
Contract Services	428	(128)	665

Total gross profit	18,202	12,148	20,537

Operating expenses	18,570	18,424	24,102

Total operating loss	(368)	(6,276)	(3,565)
Interest and other expense, net	(2,650)	(6,220)	(3,148)

Loss before income taxes	$(3,018)	$(12,496)	$(6,713)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

Note N — Commitments and Contingencies

     (i) The FDA issued a Warning Letter to the Company in October 2000 following a routine inspection of its Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. Until the violations identified in the Warning Letter are corrected, the FDA frequently will withhold approval of any marketing applications (ANDAs, NDAs) submitted by the Company and will share contents of the Warning Letter with government agencies (for example, the Veterans Administration or the Department of Defense) that may contract to purchase products from the Company. Failure to take effective corrective actions can result in FDA enforcement action such as monetary fines, seizure of products, or injunction that could suspend manufacturing and compel recall of products.

     The Warning Letter addressed several deviations from regulatory requirements identified during the inspection and requested that the Company take corrective actions. Since then, additional FDA inspections in 2002 and 2003 found that certain deviations continued unresolved and identified additional deviations. The Company has invested approximately $2,000,000 in improved cleaning validation and enhanced process controls and has developed a comprehensive corrective action plan. The Company has been in regular communications with the FDA and has provided periodic reports of the Company’s progress in making corrections. In 2004, the FDA has conducted two additional inspections of the Company’s Decatur manufacturing facility. The first, concluded on April 7, 2004, identified several deviations for which the Company provided the FDA proposed corrective actions. The FDA initiated no enforcement action. Rather, the FDA notified the Company that another “confirmatory” inspection would be made to determine whether the deviations identified have been corrected. The confirmatory inspection concluded November 19, 2004. It identified deviations and the Company has responded to the FDA with corrective actions. The Company has met with the FDA and provided the status of the Company’s corrective actions. The FDA has advised the Company that the findings of the latest inspection are under review and a final agency decision on the Company’s regulatory status has not been made. The FDA may conclude that the findings of the latest inspection do not represent significant deviations and the Company’s voluntary corrective actions are sufficient, in which case, the Company can expect the FDA to remove the sanctions of the Warning Letter. If, however, the FDA concludes that the deviations are significant and the Company’s voluntary actions have not been adequate, it may initiate enforcement action including the following: (1) maintain the Warning Letter sanctions or issue a new Warning Letter with sanctions; (2) seek a court-ordered injunction which may include suspension of some or all operations at the Decatur manufacturing facility until compliance is achieved, recall of certain products, potential monetary penalties or other sanctions; or (3) seize the Company’s products produced at the Decatur manufacturing facility. Any of these actions could significantly impair the Company’s ability to continue to manufacture and distribute products, generate cash from the Company’s operations, and may result in a covenant violation under the Company’s senior debt.

     To date, the noncompliance of the Company’s Decatur manufacturing facility has prevented it from developing additional products at Decatur, some of which cannot be developed at the Company’s other facility. The inability to fully use its Decatur manufacturing facility has had a material adverse effect on the Company’s business, financial condition and results of operations.

     Unless and until the Company corrects the FDA deviations at its Decatur manufacturing facility, it is doubtful the FDA will approve any applications that may be submitted by the Company for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact the Company’s ability to grow sales. See Item 3.“Legal Proceedings”. See Item 1. “Factors that may affect future results – Our Decatur, Illinois manufacturing facility is the subject of an FDA warning letter.”

     (ii) On March 6, 2002, we received a letter from the United States Attorney’s Office, Central District of Illinois, Springfield, Illinois, advising us that the DEA had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. § 801 et. seq. (“Comprehensive Drug Act”) and regulations promulgated thereunder. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, we entered into a Civil Consent Decree with the DEA (the “Civil Consent Decree”). Under terms of the Civil Consent Decree, without admitting any of the allegations in the complaint from the DEA, we agreed to pay a fine of $100,000, upgrade our security system and to remain in substantial compliance with the Comprehensive Drug Act. If we failed to remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, we, in addition to other possible sanctions, might have been held in contempt of court and ordered to pay an additional $300,000 fine. We completed the upgrades to our security system in 2003 and have received no further notice from the DEA in connection with the Civil Consent Decree. The two-year compliance period lapsed on November 6, 2004. We were inspected by the DEA in February 2005 and the DEA has not informed us of any further violations.

     (iii) The Company was party to a License Agreement with Johns Hopkins University Applied Physics Lab (“JHU/APL”) effective April 26, 2000, and amended effective July 15, 2001. Pursuant to the License Agreement, the Company licensed two patents from JHU/APL for the development and commercialization of a diagnosis and treatment for age-related macular degeneration (“AMD”) using Indocyanine Green (“ICG”). As a result of the dispute, on March 29, 2002, the Company commenced a lawsuit in the U.S. District Court for the Northern District of Illinois, seeking declaratory and other relief against JHU/APL. On July 3, 2002, the Company reached an agreement with JHU/APL with regard to the dispute that had risen between the two parties. The Company and JHU/APL mutually agreed to terminate their license agreement. In exchange for relinquishing its rights to the JHU/APL patent rights, the Company received an abatement of the $300,000 due to JHU/APL at March 31, 2002 and a payment of $125,000 to be received by August 3, 2002. The Company also has the right to receive 15% of all cash payments and 20% of all equity received by JHU/APL from any license of the JHU/APL patent rights less any cash or equity returned by JHU/APL to such licensee. The combined total of all such cash and equity payments are not to exceed $1,025,000. The $125,000 payment is considered an advance towards cash payments due from JHU/APL and will be credited against any future cash payments due the Company as a result of JHU/APL’s licensing efforts. As a result of the resolved dispute above, the Company recorded an asset impairment charge of $1,559,500 in the second quarter of 2002. The impairment amount represents the net value of the asset recorded on the balance sheet of the Company less the $300,000 payment abated by JHU/APL and the $125,000 payment from JHU/APL. The $125,000 payment was received on August 3, 2002. In the fourth quarter of 2002, the Company learned that JHU/APL had licensed their two patents related to AMD to Novadaq. In connection with the settlement of a prior dispute with Novadaq in January 2002, as discussed below, the Company had previously acquired an equity interest in Novadaq. Pursuant to the settlement with JHU/APL, the Company is entitled to 20% of all equity received by JHU/APL from any license of the patent rights. Therefore, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in the fourth quarter of 2002.

     (iv) On August 9, 2003, Novadaq notified the Company that it had requested arbitration related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference. The Company would have been obligated to provide a Right of Reference under the January 4, 2002 Supply Agreement between the two companies. The Company did not believe it was obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. The Company was also contemplating the possible development of a separate product for macular degeneration which, if developed, could face competition from any product developed by Novadaq. On June 4, 2004, an agreement was reached between the Company and Novadaq, whereby the Company would provide the requested Right of Reference to Novadaq in exchange for Novadaq’s repurchase of the Company’s holdings in Novadaq at a purchase price of $2,000,000. Proceeds were received in July 2004, used to reduce outstanding debt obligations, and a gain of approximately $1,287,000 was reported during the third quarter of 2004.

     (v) On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the Securities and Exchange Commission (“SEC”) staff’s investigation related to its allegations that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable which had resulted in a 2003 restatement of the Company’s financial statements for 2000 and 2001 to record a $7,500,000 increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order did not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The consent order contained additional commitments by the Company related to certain corporate governance actions and reporting. The Company has met each commitment.

     (vi) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. If AEG decides to exercise all of the AEG Warrants, the Company will receive $937,500 at the above-noted exercise price of $0.75 per share. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants.

     (vii) On February 23, 2004, we were sued in the United States District Court for the District of Arizona for damages resulting from the death of an Arabian show horse allegedly injected with the drug Sarapin in the summer of 2003. The case was dismissed with prejudice on January 7, 2005.

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

Note O — Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,
	2004	2003	2002
Interest and taxes paid:
Interest (net of amounts capitalized)	$434	$2,289	$3,150
Income taxes	2	—	613
Noncash investing and financing activities:
Reduction of liability in exchange for intangible asset	—	—	300
Investment in Novadaq received in exchange for intangible asset equipment	—	—	713
Exchange Transaction:
Warrants in exchange for consulting services	—	1,518	—
Debt extinguished with other securities	—	32,257	—
Preferred stock issued to extinguish debt	—	20,874	—
Subordinated debt issued to extinguish debt	—	2,046	—
Warrants issued to extinguish debt	—	9,337	—

Note P — Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or other legal structure used for business purposes that either (a) does not have equity investors with sufficient voting rights to direct decisions of the entity, or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46, as amended by FIN 46(R) in 2004, changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has significant variable interest. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 1, 2003. The consolidation requirements of FIN 46(R) apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As more fully described in Note Q, the Company is required to consolidate its 50%-owned venture, Akorn-Strides, LLC (“the Joint Venture Company”).

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial statements entered into or modified after May 31, 2003. As a result of SFAS No. 150, the Company had reflected the Series A Preferred Stock issued as part of the Exchange Transaction as a long-term liability until shareholder approval.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to require that these items be included as current-period charges and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning June 15, 2005. The Company is in the process of evaluating the requirements of SFAS 151 but do not expect the adoption of SFAS 151 to have a material effect on the Company’s financial statements.

     In December 2004, the FASB issued Staff Position no. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS 109-2”). The American Jobs Creation Act of 2004 allows for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer if certain criteria are met. The provisions of FAS 109-2 were effective immediately upon issuance. The Company does not expect that the adoption of FAS 109-2 will have a significant impact on its consolidated financial statements.

     In December 2004, the FASB issued SFA No. 123 (revised 2004). Share-based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation, SFAS No. 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective as of July 1, 2005. The Company have not yet assessed the impact of adopting this new standard, however, the Company expects the impact to be similar to the pro forma impacts as described in Note B.

Note Q — Business Alliances

     On April 21, 2004, the Company announced the signing of a memo of understanding with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India. As a result of negotiations following the execution of the memo of understanding, on September 22, 2004, the Company entered agreements with Strides for the development, manufacturing and marketing of grandfathered products, patent-challenging products and ANDA products for the U.S. hospital and retail markets. The Joint Venture Company formed by Strides and us is a Delaware limited liability company. Strides will be responsible for developing, manufacturing and supplying products under an OEM Agreement between it and the Joint Venture Company. The Company will be responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. The Company and Strides each own 50% of the Joint Venture Company with equal management representation. Each will contribute $1,250,000 in capital, to be used to finance the preparation of ANDAs by Strides. As of December 31, 2004, the Company had funded its $1,250,000 capital contribution to the Joint Venture Company. In February 2005, the Company loaned an additional $1,250,000 to the Joint Venture Company that was advanced to Strides to finance its capital contribution. Under the OEM Agreement, the respective contributions were advanced to Strides to finance the preparation, development and filing with the FDA of ANDAs for generic drugs based on a mutually agreed development schedule. The Joint Venture Company will have exclusive rights to FDA approved generic drugs within the United States hospital, medical clinic, physician group and other wholesale drug markets. If within a mutually agreed time period, Strides’ manufacturing facilities in India have not received a satisfactory cGMP inspection by the FDA, which remains current, and twelve ANDAs for products developed by Strides at its manufacturing facilities in India have not been submitted to the FDA, among other things, the Company will become the sole owner of the Joint Venture Company and the Joint Venture Company will be entitled to draw on a $1,250,000 letter of credit from an Indian bank that is confirmed by a U.S. bank. On the other hand, if these conditions are met, and if both managers agree, the Company and Strides may make additional equivalent capital contributions to finance subsequent ANDA preparation costs under a similar arrangement to its initial capital contributions, including an additional loan by the Company to the Joint Venture Company to finance Strides’ capital contribution. Pursuant to the requirements of FIN 46(R), because the Company funded Strides’ capital contribution (even though that funding is supported by a letter of credit ultimately in favor of the Company), the Company is required to consolidate the Joint Venture Company until such time as the Company’s loan is collected. Those collections are expected to occur when the Joint Venture Company begins to sell the products that Strides is currently contracted to develop into ANDAs. Accordingly, in the consolidated financial statements of the Company, its 2004 contribution to the Joint Venture Company is eliminated. The advance of the initial $1,250,000 from the Joint Venture Company to Strides is reflected as an other current asset and is being amortized over the mutually agreed upon development schedule period. Amortization expense for 2004 was $375,000. The Company has not and will not record a minority interest receivable to recognize Strides’ 50% portion of the Joint Venture Company losses until such time as Strides has contributed capital at risk. Because of this, the Company has recorded 100% of the Joint Venture Company losses in the Company’s 2004 results of operations.

     On October 15, 2004, the Company entered into an agreement with Serum Institute of India, Ltd. (“Serum”), in an exclusive drug development and distribution agreement for oncology and other injectable drug products for the United States and Canada. Under the terms of the five-year agreement Serum will develop and manufacture certain drug products and the Company will be responsible for all regulatory submissions, will own the ANDAs and will buy the products from Serum under a negotiated transfer price arrangement, which guarantees minimum annual purchases of $1,000,000 per product in order to maintain exclusivity. Additionally, the Company will market and sell the products in the United States and Canada under the Company’s label.

     On November 16, 2004, the Company entered into an agreement with Hameln Pharmaceuticals (“Hameln”), a private German pharmaceuticals company, to license and supply to the Company two Orphan Drug NDA’s: Calcium-DTPA and Zinc-DTPA. The two drugs were approved on August 11, 2004 by the FDA, and are indicated as antidotes for the treatment of radioactive poisoning. Sales for the two drugs commenced in the fourth quarter of 2004. Under the agreement, Hameln provided the Company an exclusive license for an initial term of five years with automatic successive two-year extensions. The Company has paid a one-time 1,550,000 Euro ($2,095,000) license fee, which is reflected as an intangible asset being amortized over a seven year period. The Company is responsible for marketing and distributing both drugs in the U.S. and Canada. The Company will pay Hameln the greater of 50% of its gross revenues or a minimum transfer price for the product. Hameln will be responsible for the manufacturing of both drugs for the Company. The Company will be responsible for the payment of any annual FDA establishment fees and for the cost of any post approval studies.

Note R — Customer and Supplier Concentration

     AmeriSourceBergen Health Corporation (“AmeriSource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The percentage impact that these customers had on the Company’s business as of and for the years ended as indicated is as follows:

	2004			2003			2002
	Gross		Gross Acct.	Gross		Gross Acct.	Gross
	Sales	Revenue	Receivables	Sales	Revenue	Receivables	Sales	Revenue
AmeriSource	14%	10%	17%	19%	15%	13%	28%	22%
Cardinal	25%	20%	51%	19%	14%	22%	18%	12%
McKesson	18%	16%	6%	16%	15%	17%	11%	8%

     No other customer accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

     If sales to either AmeriSource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

     No supplier of products accounted for more than 10% of the Company’s purchases in 2003 or 2002. In 2004, purchases from Cardinal Health PTS, LLC accounted for approximately 17% of its purchases. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company’s ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note S — Asset Impairment Charges

     During 2004, the Company recorded impairment charges of $2,037,000 related to product license intangible assets for Biolon, Erythromycin, Cromolyn Sodium, AKWA Tears, and Tears Renewed in its ophthalmic segment. The Company determined that projected profitability on the products was not sufficient to support the carrying value of the intangible assets. The recording of these charges reduced the carrying value of the intangible assets related to these product licenses to zero.

     In the third quarter of 2002, the Company recorded an impairment charge of $545,000 to write-off abandoned construction projects and dispose of certain other fixed assets in its Ophthalmic segment.

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

     In the second quarter of 2002, the Company settled a dispute with JHU/APL regarding a license agreement and the associated patent with a net carrying value of $1,559,500 which was written-off as an impaired intangible asset during the second quarter in its Ophthalmic segment. (See Note N)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On April 24, 2003, Deloitte & Touche LLP (“Deloitte”) notified us that it would decline to stand for re-election as our independent accountant after completion of its audit of our consolidated financial statements as of and for the year ended December 31, 2002. Deloitte completed its audit and delivered its auditors’ report, dated May 9, 2003, on May 20, 2003. Deloitte then advised us that the client-auditor relationship between us and Deloitte had ceased.

     Deloitte’s reports on our consolidated financial statements for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Deloitte’s report on our 2001 financial statements included an explanatory paragraph relating to the restatement of such financial statements discussed in Note S thereto, and its reports on our 2001 and 2002 consolidated financial statements included an explanatory paragraph relating to the uncertainty with respect to our ability to continue as a going concern.

     During the two fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through the date of this report, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on our financial statements.

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

     We have reviewed the matters identified by Deloitte and have concluded that the misstatements identified by Deloitte are the result of errors and not fraud. Although we do not necessarily agree with Deloitte’s judgment that there are material weaknesses in our internal controls, we decided to promptly conduct a full review of our internal controls and put in place procedures designed to address all relevant internal control issues, including those identified by Deloitte. We also began the process of selecting a new independent accountant.

     On October 22, 2003, upon recommendation of the Audit Committee and approval by our Board of Directors, we engaged BDO Seidman, LLP (“BDO”) as our independent registered public accounting firm.

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

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to us that is required to be included in our periodic SEC filings.

     There were no changes to our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

     Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the sections entitled “I – Proposals – Proposal 1 – Elections of Directors”, “II – Corporate Governance and Related Matters” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2005 annual meeting.

Item 11. Executive Compensation

Incorporated by reference to the sections entitled “IV – Executive Compensation and Other Information” and “II – Corporate Governance and Related Matters – Director Compensation” in the definitive proxy statement for the 2005 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the section entitled “III – Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2005 annual meeting.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the section entitled “II – Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2005 annual meeting.

Item 14. Principal Accounting Fees and Services

Audit Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO Seidman, LLP (“BDO Seidman”) in connection with (i) the audit of our consolidated financial statements as of and for the year ended December 31, 2004 and (ii) the reviews of the our unaudited condensed consolidated interim financial statements as of September 30, 2004, June 30, 2004, and March 31, 2004 were $291,500. Additionally, during 2004, BDO Seidman charged the Company $51,000 for assistance with its Form S-1 filing.

Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO Seidman in connection with (i) the audit of our consolidated financial statements as of and for the year ended December 31, 2003 and (ii) the reviews of the our unaudited condensed consolidated interim financial statements as of September 30, 2003, June 30, 2003, and March 31, 2003 were $233,500.

Audit-Related Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO Seidman for audit-related services for the year ended December 31, 2004 were $10,000. Audit related services in 2004 included an audit of our employee benefit plan.

Aggregate fees for such professional services rendered by BDO Seidman in 2003 were $10,200. Audit related services in 2003 included an audit of our employee benefit plan.

Tax Fees

Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO Seidman in connection with tax compliance for the year ended December 31, 2004 were $22,900.

All Other Fees

There were no additional fees paid to BDO Seidman during the years ended December 31, 2004 and 2003.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining BDO Seidman’s independence. At their regularly scheduled and special meetings the Audit Committee of the Board considers and pre-approves any audit and non-audit services to be performed for us by our independent registered public accounting firm. For 2004, those pre-approved audit, audit-related, tax and all other services represented 78%, 16%, 6% and 0%, respectively, of all services that year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

2.	Financial Statement Schedules

All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

3.	Exhibits

Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated September 16, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed on October 24, 2003.

4.1	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed on October 24, 2003.

4.2	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K filed on October 24, 2003.

4.3	Form of Warrant Agreement dated October 7, 2003 between the Company and certain investors, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K filed on October 24, 2003.

4.4	Warrant Agreement dated October 7, 2003 between the Company and The John N. Kapoor Trust dated 9/20/89 issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.4 to the Company’s report on Form 8-K filed on October 24, 2003.

4.5	Warrant Agreement dated October 7, 2003 between the Company and Arjun C. Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to the Company’s report on Form 8-K filed on October 24, 2003.

4.6	Warrant Agreement dated October 7, 2003 between the Company and The John N. Kapoor Trust dated 9/20/89 issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to the Company’s report on Form 8-K filed on October 24, 2003.

4.7	Warrant Agreement dated October 7, 2003 between the Company and Arjun C. Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Company’s report on Form 8-K filed on October 24, 2003.

4.8	Warrant Agreement dated October 7, 2003 between the Company and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to the Company’s report on Form 8-K filed on October 24, 2003.

Exhibit No.	Description
4.9	Registration Rights Agreement dated October 7, 2003 among the Company and certain investors, incorporated by reference to Exhibit 4.9 to the Company’s report on Form 8-K filed on October 24, 2003.

4.10	Form of Subscription Agreement between the Company and certain investors, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed on August 24, 2004.

4.11	Form of Common Stock Purchase Warrant between the Company and certain investors, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K filed on August 24, 2004.

4.12	Warrant Purchase and Registration Agreement dated June 18, 2003 between the Company and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed on August 27, 2004.

4.13	Stock Registration Rights Agreement dated November 15, 1990 between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

4.14	Stock Purchase Agreement dated November 15, 1990 between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.1	Consulting Agreement dated November 15, 1990 by and between E. J. Financial Enterprises, Inc., a Delaware corporation, and the Company, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.2†	Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.3†	1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.4	Promissory Note among the Company, Akorn (New Jersey), Inc. and The Northern Trust Company dated April 16, 2001, incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed on April 25, 2001.

10.5	Letter of Commitment to the Company from John. N. Kapoor dated April 17, 2001, incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed on April 25, 2001.

10.6	Convertible Bridge Loan and Warrant Agreement dated as of July 12, 2001, by and between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on July 26, 2001.

10.7	The Tranche A Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed on July 26, 2001.

10.8	The Tranche B Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed on July 26, 2001.

10.9	Registration Rights Agreement dated July 12, 2001, by and between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed on July 26, 2001.

10.10†	Offer Letter dated September 4, 2001 from the Company to Mr. Pothast, incorporated by reference to Exhibit 10.161 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003.

10.11	Promissory Note among the Company, Akorn (New Jersey), Inc. and NeoPharm, Inc. dated December 20, 2001, incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002.

10.12	Processing Agreement dated December 20, 2001, by and between the Company and NeoPharm, Inc., incorporated by reference to Exhibit 10.18 to the Company’s report on Form 10-K for fiscal year ended December 31, 2001 filed on

Exhibit No.	Description
April 16, 2002.

10.13	Subordination and Intercreditor Agreement dated December 20, 2001, by and between NeoPharm, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.20 to the Company’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002.

10.14	Allonge to Revolving Note ($2 million) dated December 20, 2001 by and between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.15	Allonge to Revolving Note ($3 million) dated December 20, 2001 by and between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.16	First Amendment to Convertible Bridge Loan and Warrant Agreement dated December 20, 2001 by and between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.17	Supply Agreement dated January 4, 2002, by and between the Company and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to the Company’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002.

10.18	Mutual Termination and Settlement Agreements by and between the Company and The Johns Hopkins University/Applied Physics Laboratory dated. July 3, 2002, incorporated by reference to Exhibit 10.23 to the Company’s report on Form 10-K for fiscal year ended December 31, 2001 filed on October 7, 2002.

10.19	Second Amendment to Convertible Bridge Loan and Warrant Agreement dated August 31, 2002 by and between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.20	Amendment to Engagement Letter by and among the Company and AEG Partners LLC dated as of November 21, 2002 incorporated by reference to Exhibit 10.40 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003.

10.21	Third Amendment to Convertible Bridge Loan and Warrant Agreement dated December 31, 2002 by and between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.22†	Offer Letter dated January 22, 2003 from the Company to Arthur S. Przybyl, incorporated by reference to Exhibit 10.41 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on May 21, 2003.

10.23	Indemnification Agreement dated May 15, 2003 by and between the Company and Arthur S. Przybyl, incorporated by reference to Exhibit 10.42 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003.

10.24	Subordinated Promissory Note dated October 7, 2003 issued to The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed on October 24, 2003.

10.25	Subordinated Promissory Note dated October 7, 2003 issued to Arjun C. Waney, incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed on October 24, 2003.

10.26	Subordinated Promissory Note dated October 7, 2003 issued to Argent Fund Management Ltd., incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed on October 24, 2003.

10.27	Credit Agreement dated October 7, 2003 among the Company, Akorn New Jersey, Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on October 24, 2003.

Exhibit No.	Description
10.28	Form of Indemnity Agreement dated October 7, 2003 between the Company and each of the Directors as incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.29	Form of Amended and Restated Promissory Note dated October 7, 2003 issued to NeoPharm, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.30	Form of Reaffirmation of Subordination and Intercreditor Agreement from The John N. Kapoor Trust dated 9/20/89 to NeoPharm, incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.31	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and NeoPharm, incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.32	Form of Fourth Amendment to Convertible Bridge Loan and Warrant Agreement dated October 7, 2003 between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.33	Limited Waiver Letter dated October 7, 2003 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

10.34	Form of Acknowledgment of Subordination dated October 7, 2003 between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.35	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.36	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.37	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and Arjun C. Waney, incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.38	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among the Company, Akorn (New Jersey), Inc., LaSalle Bank and Argent Fund Management Ltd, incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.39†	Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.40†	Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.41†	Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.42†	Offer letter dated June 1, 2004 from the Company to Jeffrey A. Whitnell.

10.43	Engagement Letter dated August 5, 2004 between Leerink Swann & Company and the Company, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on August 24, 2004.

10.44	Waiver and Consent dated August 23, 2004, among LaSalle Bank National Association, the financial institutions party

Exhibit No.	Description
thereto, the Company and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed on August 24, 2004.

10.45	Consent and Agreement of Holders of Series A 6.0% Participating Convertible Preferred Stock of Akorn, Inc. dated as of August 17, 2004, incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed on August 24, 2004.

10.46	The AEG Stock Purchase Warrant, dated August 31, 2004, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed on September 9, 2004.

10.47	Limited Liability Company Agreement dated September 22, 2004 between the Company and Strides Arcolab Limited, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on September 27, 2004.

10.48	OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed on September 27, 2004.

10.49	Sales and Marketing Agreement dated September 22, 2004 between the Company and Akorn-Strides, LLC, incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K filed on September 27, 2004.

10.50	Promissory Note dated September 22, 2004 executed by Akorn-Strides, LLC for the benefit of the Company, incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K filed on September 27, 2004.

10.51	Capital Contribution Agreement dated September 22, 2004 executed by Strides Arcolab Limited for the benefit of Akorn-Strides, LLC, incorporated by reference to Exhibit 10.5 to the Company’s report on Form 8-K filed on September 27, 2004.

10.52	Waiver Letter dated September 28, 2004 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on September 30, 2004.

10.53	First Amendment to Credit Agreement dated August 13, 2004 among the Company, Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the period ended June 30, 2004, filed on August 13, 2004.

10.54	Second Amendment to Credit Agreement dated August 26, 2004 among the Company, Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on August 31, 2004.

10.55	Third Amendment to Credit Agreement dated October 8, 2004 among the Company, Akorn New Jersey, Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.53 to The Company’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004.

10.56	Waiver and Consent dated October 8, 2004, among LaSalle Bank National Association, the financial institutions party thereto, the Company and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.54 to The Company’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004

10.57	License and Supply Agreement November, 11 2004, between Hameln Pharmaceuticals Gmbh and the Company incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on November 17, 2004.

10.58†*	Offer letter dated November 15, 2004, from the Company to Jeffrey A. Whitnell, for position of Senior Vice President.

10.59*	Amended and Restated Akorn, Inc. 2003 Stock Option Plan.

Exhibit No.	Description
21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to The Company’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	See (a) 3 above.

(c)	See (a) 1 above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.
By:	/s/ ARTHUR S. PRZYBYL
Arthur S. Przybyl
Chief Executive Officer

Date: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR S. PRZYBYL Arthur S. Przybyl	Chief Executive Officer (Principal Executive Officer)	March 30, 2005
/s/ JEFFREY A. WHITNELL Jeffrey A. Whitnell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005
Dr. John Kapoor	Director, Board Chairman	March 30, 2005
/s/ JERRY N. ELLIS Jerry N. Ellis	Director	March 30, 2005
Arjun C. Waney	Director	March 30, 2005
/s/ JERRY TREPPEL Jerry Treppel	Director	March 30, 2005
/s/ RONALD M. JOHNSON Ronald M. Johnson	Director	March 30, 2005