Form 10-Q/A
period 2005-03-31
AKORN INC
filed 2005-05-20
CIK 3116

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 is being filed to amend the Form 10-Q Quarterly Report for the quarter ended March 31, 2005 that was filed on May 16, 2005. In the previously filed Form 10-Q, we inadvertently failed to disclose the amount and effect of preferred stock dividends and adjustments for the first quarter of 2005. The amount of the dividends and adjustments was $1,061,000, and although the payment of these dividends was deferred, as set forth in Note 1 — Financial Statements, the dividends and adjustments affect the calculation of net loss available to common stockholders. Including the dividends and adjustments in this calculation results in an increase in the net loss available to common stockholders from $2,287,000, or $.09 per share, as previously reported, to $3,348,000, or $0.13 per share.

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

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Revenues	$10,181	$11,660
Cost of sales	6,838	7,642

GROSS PROFIT	3,343	4,018
Selling, general and administrative expenses	3,368	2,896
Amortization and write-down of intangibles	379	683
Research and development expenses	1,342	329

TOTAL OPERATING EXPENSES	5,089	3,908

OPERATING INCOME (LOSS)	(1,746)	110
Interest expense	(526)	(1,327)

LOSS BEFORE INCOME TAXES	(2,272)	(1,217)
Income tax provision	15	—

NET LOSS	(2,287)	(1,217)
Preferred stock dividends and adjustments	(1,061)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,348)	$(1,217)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.13)	$(0.06)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	25,237	19,887

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

     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the three months ended March 31, would have been as follows:

	Three Months ended March 31
	2005	2004
Net income (loss) as reported	(2,287)	(1,217)
Add stock-based employee compensation expense included in reported net income	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(287)	(463)

Pro forma net income (loss)	(2,574)	(1,680)
Add preferred stock dividends and adjustments	(1,061)	—

Pro forma net loss available for common stockholders	$(3,635)	$(1,680)

Basic and diluted loss per share of common stock
As reported	$(0.13)	$(0.06)
Pro forma	$(0.14)	$(0.08)

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

     Both our Series A Preferred Stock and Series B Preferred Stock accumulate dividends at a rate of 6.0% These dividends are convertible to common stock at exercise prices which were below the average trading price of our common stock in the first quarter of 2005. This “in-the-money” value imbedded in the preferred stock dividends along with the stated 6.0% dividends declared on preferred stock at March 31, 2005 were charged directly to accumulated deficit. The total amount charged directly to accumulated deficit related to the preferred stock dividends and imbedded “in-the-money” adjustment was $1,061,000 for the quarter ended March 31, 2005. There was no similar charge for the quarter ending March 31, 2004. (See Note I — Preferred Stock). While these charges do not impact net earnings for the quarter, they are deducted from net earnings to arrive at the net loss available to common stockholders. Accordingly, our first quarter 2005 basic and diluted loss per share was $0.13 compared to a basic and diluted net loss per share of $.06 for the first quarter 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”) reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, other than the inadvertent failure to disclose the effects of preferred stock dividends and adjustments, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.

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

     Date: May 19, 2005