Form 10-Q
period 2005-06-30
AKORN INC
filed 2005-08-08
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___
COMMISSION FILE NUMBER: 0-13976
AKORN, INC.
(Exact Name of Registrant as Specified in its Charter)

LOUISIANA	72-0717400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 MILLBROOK DRIVE
BUFFALO GROVE, ILLINOIS	60089
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
     At July 31, 2005 there were 26,147,780 shares of common stock, no par value, outstanding.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37	$4,110
Trade accounts receivable (less allowance for doubtful accounts of $14 and $435 respectively)	5,733	6,582
Inventories	10,648	10,421
Prepaid expenses and other current assets	2,040	1,280

TOTAL CURRENT ASSETS	18,458	22,393
PROPERTY, PLANT AND EQUIPMENT, NET	30,940	31,893
OTHER LONG-TERM ASSETS
Intangibles, net	10,914	11,618
Other	69	1,018

TOTAL OTHER LONG-TERM ASSETS	10,983	12,636

TOTAL ASSETS	$60,381	$66,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt and debt in default	$3,370	$3,590
Trade accounts payable	3,015	5,397
Accrued compensation	423	499
Accrued expenses and other liabilities	1,444	1,674

TOTAL CURRENT LIABILITIES	8,252	11,160
LONG-TERM LIABILITIES
Long-term debt, less current installments	4,675	6,790
Other	1,717	1,646

TOTAL LONG-TERM LIABILITIES	6,392	8,436

TOTAL LIABILITIES	14,644	19,596

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 26,008,912 and 25,132,684 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	62,662	59,571
Series A Preferred Stock, $1.00 par value, 257,172 shares authorized and issued, 242,172 shares outstanding at June 30, 2005 and December 31, 2004	26,539	25,787
Series B Preferred Stock, $1.00 par value, 170,000 shares authorized, 141,000 shares issued,123,500 outstanding at June 30, 2005 and 138,500 outstanding at December 31, 2004	12,071	13,109
Warrants to acquire common stock	14,096	14,160
Accumulated deficit	(69,631)	(65,301)

TOTAL SHAREHOLDERS’ EQUITY	45,737	47,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,381	$66,922

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenues	$12,578	$11,076	$22,759	$22,736
Cost of sales	7,726	7,757	14,564	15,398

GROSS PROFIT	4,852	3,319	8,195	7,338
Selling, general and administrative expenses	3,699	3,254	7,067	6,150
Amortization and write-down of intangibles	425	1,877	804	2,560
Research and development expenses	1,423	383	2,765	712

TOTAL OPERATING EXPENSES	5,547	5,514	10,636	9,422

OPERATING INCOME (LOSS)	(695)	(2,195)	(2,441)	(2,084)
Interest expense	(584)	(1,386)	(1,110)	(2,713)
Gain on Retirement of Debt	1,212	—	1,212	—

LOSS BEFORE INCOME TAXES	(67)	(3,581)	(2,339)	(4,797)
Income tax provision	—	2	15	2

NET LOSS	(67)	(3,583)	(2,354)	(4,799)
Preferred stock dividends and adjustments	(915)	—	(1,976)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(982)	$(3,583)	$(4,330)	$(4,799)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.04)	$(0.18)	$(0.17)	$(0.24)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	25,961	20,190	25,601	20,038

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(In Thousands)

					Warrants	Retained
			Series A	Series B	to acquire	Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2004	25,133	$59,571	$25,787	$13,109	$14,160	$(65,301)	$47,326

Net loss	—	—	—	—	—	(2,354)	(2,354)
Preferred stock dividends earned	—	—	752	405	—	(1,157)	—
Intrinsic value of beneficial conversion features in convertible preferred stock.	—	819	—	—	—	(819)	—
Conversion of preferred stock into common stock	576	1,443	—	(1,443)	—	—	—
Exercise of warrants into common stock	50	101	—	—	(64)	—	37
Intrinsic value of beneficial conversion features in convertible interest	—	134	—	—	—	—	134
Exercise of stock options	235	423	—	—	—	—	423
Employee stock purchase plan issuances	15	21	—	—	—	—	21
Amortization of Deferred Compensation related to Restricted Stock Awards	—	150	—	—	—	—	150

BALANCES AT JUNE 30, 2005	26,009	$62,662	$26,539	$12,071	$14,096	$(69,631)	$45,737

See notes to the consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30
	2005	2004
OPERATING ACTIVITIES
Net loss	$(2,354)	$(4,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,413	2,768
Amortization of debt discounts	553	478
Write-down of long lived assets	—	1,849
Advances to Strides Arcolab Limited	(1,500)	—
Gain on Retirement of Debt	(1,212)	—
Non-cash expenses related to preferred stock	—	1,049
Non-cash stock compensation expense	150	—
Changes in operating assets and liabilities:
Trade accounts receivable	849	(2,863)
Inventories	(227)	(996)
Prepaid expenses and other current assets	365	141
Trade accounts payable	(2,382)	868
Accrued expenses and other liabilities	227	304

NET CASH USED IN OPERATING ACTIVITIES	(2,118)	(1,201)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(357)	(441)
Purchase of intangible assets	(75)	(60)

NET CASH USED IN INVESTING ACTIVITIES	(432)	(501)
FINANCING ACTIVITIES
Repayment of long-term debt	(167)	(1,335)
Repayment of NeoPharm Debt	(2,500)	—
Net borrowings under lines of credit	663	2,127
Proceeds from Warrants	37	—
Proceeds under stock option and stock purchase plans	444	692

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,523)	1,484

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,073)	(218)
Cash and cash equivalents at beginning of period	4,110	218

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37	$(0)

Amount paid for interest (net of capitalized interest)	$365	$308
Amount paid/(refunded) for income taxes	72	(38)
See notes to condensed consolidated financial statements.

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — BUSINESS AND BASIS OF PRESENTATION
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). See Note M — Business Alliances.
     Basis of Presentation: The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the debt refinancing and equity transactions disclosed in Note H, the Company has substantially reversed its historical liquidity concerns. The Company believes that its current line of credit, together with cash generated from operations, will be sufficient to meet its near-term cash requirements.
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
     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.
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
     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the three and six months ended June 30, would have been as follows:

	Three Months ended June 30		Six Months ended June 30
	2005	2004	2005	2004
Net income (loss) as reported	(67)	(3,583)	(2,354)	(4,799)
Add stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(373)	(54)	(660)	(517)

Pro forma net income (loss)	(440)	(3,637)	(3,014)	(5,316)
Add preferred stock dividends and adjustments	(915)	—	(1,976)	—

Pro forma net loss available for common stockholders	$(1,355)	$(3,637)	$(4,990)	$(5,316)

Basic and diluted loss per share of common stock Shares used in Computing Net Loss Per Share	25,961	20,190	25,601	20,038
As reported	$(0.04)	$(0.18)	$(0.17)	$(0.24)
Pro forma	$(0.05)	$(0.18)	$(0.19)	$(0.26)
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

     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, the Company obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered its estimate of in-transit inventory. This resulted in the Company recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. The Company is using this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, the Company, in accordance with its policy, reduced its estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made based on an analysis of a six quarter trend of such sales being below the Company’s previous estimates, thereby confirming that the reduced percentage was other than temporary. Based on a subsequent review in the second quarter of 2005, the company increased its percentage estimate of wholesaler inventory sales under contracts which resulted in a $412,000 charge in the second quarter of 2005.
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
     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to each wholesaler under the various contracts and programs. For the three month periods ended June 30, 2005 and 2004, the Company recorded chargeback and rebate expense of $7,027,000 and $3,575,000, respectively. For the six month periods ended June 30, 2005 and 2004, the Company recorded chargeback and rebate expense of $12,026,000 and $6,420,000, respectively. This increase was due to higher sales to wholesalers combined with competitive market pricing and higher volumes of sales on contract price orders. The allowance for chargebacks and rebates was $6,698,000 and $5,406,000 as of June 30, 2005 and December 31, 2004, respectively.
Product Returns
     Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the three-month periods ended June 30, 2005 and 2004, the Company recorded a provision for product returns of $626,000 and $387,000, respectively. For the six-month periods ended June 30, 2005 and 2004, the Company recorded a provision for product returns of $1,058,000 and $1,182,000, respectively. The allowance for potential product returns was $1,122,000 and $1,393,000 at June 30, 2005 and December 31, 2004, respectively.
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
     For the three-month periods ended June 30, 2005 and 2004, the Company recorded a net benefit for doubtful accounts of $48,000 and $65,000, respectively as recoveries and reduced reserve requirements exceeded write-offs and account collectibility concerns. For the six-month periods ended June 30, 2005 and 2004, the Company recorded a net benefit for doubtful accounts of $117,000 and $427,000, respectively. The allowance for doubtful accounts was $14,000 and $435,000 as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, the Company had a total of $434,000 of past due accounts receivable. The Company performs a monthly detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $14,000, the portion related to major wholesaler customers is $14,000 and zero for all other customers.
Discounts
     Cash discounts are available to certain customers based on agreed upon terms of sale. The Company evaluates the discount reserve balance against actual discounts taken. For the three-month periods ended June 30, 2005 and 2004, the Company recorded a provision for cash discounts of $297,000 and $139,000, respectively. For the six-month periods ended June 30, 2005 and 2004, the Company recorded a provision for cash discounts of $476,000 and $331,000, respectively. The allowance for discounts was $286,000 and $234,000 as of June 30, 2005 and December 31, 2004, respectively.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
Finished goods	$5,219	$5,194
Work in process	1,547	1,380
Raw materials and supplies	3,882	3,847

	$10,648	$10,421

     Inventory at June 30, 2005 and December 31, 2004 is reported net of reserves for slow-moving, unsalable and obsolete items of $639,000 and $660,000, respectively, primarily related to finished goods. For the three-month periods ended June 30, 2005 and 2004, the Company recorded a provision of $179,000 and $382,000, respectively. For the six-month periods ended June 30, 2005 and 2004, the Company recorded a provision of $204,000 and $685,000, respectively.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2005	2004
Land	$396	$396
Buildings and leasehold improvements	9,338	9,325
Furniture and equipment	27,625	27,571

Sub-total	37,359	37,292
Accumulated depreciation	(25,624)	(24,337)

	11,735	12,955
Construction in progress	19,205	18,938

Property, Plant, & Equipment, net	$30,940	$31,893

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
     NOTE H — FINANCING ARRANGEMENTS
     The Company’s long-term debt consists of (in thousands):

	June 30,	December 31,
	2005	2004
Credit Agreement with LaSalle Bank	$663	$—
Convertible subordinated debentures	5,000	5,000
Mortgages payable	1,141	1,307
Promissory note to NeoPharm, Inc.	—	3,250
2003 Subordinated Notes	2,767	2,767

	9,571	12,324
Less unamortized discount on debt	(1,526)	(1,944)
Less current installments, debt in default	(3,370)	(3,590)

Long-term debt	$4,675	$6,790

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
     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from Northern Trust, a balance of $37,731,000, at a discount and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”), (ii) subordinated promissory notes in the aggregate principal amount of $2,767,000 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinated Notes and cash were issued by the Company to (a) The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, the holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 52% of which is owned by Mr. Waney. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.
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
     The New Credit Facility matures on October 7, 2005. The Company is currently in discussion with LaSalle Bank regarding the renewal of the credit facility. The Term Loans bore interest at prime plus 1.75% and were paid in full on August 23, 2004. The Revolver bears interest at prime plus 1.50% (currently 7.75%, based on the 6.25% prime rate as of June 30, 2005). Availability under the Revolver is based on eligible accounts receivable, inventory, and machinery and equipment. The availability as of June 30, 2005 was $4,337,000. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as EDITDA to interest expense and Senior Debt to EBITDA ratios. The New Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the Company’s financial condition. Because the New Credit Facility also requires the Company to maintain its deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, requires that outstanding borrowings under the Revolver be classified as a current liability. On August 13, 2004, the Company entered into the First Amendment to the New Credit Facility. Among other things, the First Amendment amended certain financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations. Certain financial conditions in the Kapoor Trust guaranty were also amended as a result of the First Amendment. On August 26, 2004, the Company entered into the Second Amendment to the New Credit Facility, which released the Kapoor Trust guaranty and eliminated certain event of default provisions that were related to the Kapoor Trust guaranty. In addition, on August 27, 2004, LaSalle Bank cancelled each of the irrevocable standby letters of credit posted by Dr. Kapoor and Mr. Waney. On October 8, 2004, the Company entered into the Third Amendment to the New Credit Facility (the “Third Amendment”), which waived events of default, associated with the issuance of warrants to AEG Partners, LLC (“AEG”) and the NeoPharm Note (defined below) default. In addition, the Third Amendment amended definitions of the Computation Period and EBITDA to Interest Expense Ratio for covenant calculations.
     As more fully described in Note I, the Company issued additional preferred stock and warrants on August 23, 2004. A portion of the related proceeds was used to pay off the Term Loans and pay down the Revolver. The Company continues to maintain the Revolver, which, as of June 30, 2005, had an outstanding balance of $663,000.
     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement (the “Convertible Note Agreement”) consisting of a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust. Borrowing under the Convertible Note Agreement are due December 20, 2006, bear interest at prime plus 3.0% (currently 9.25%, based on the 6.25% prime rate as of June 30, 2005), and were issued with detachable warrants to purchase approximately 1,667,000 shares of common stock. Interest cannot be paid under the Convertible Note Agreement until the termination of the New Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allows the Kapoor Trust to immediately convert the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A Note and $1.80 per share of common stock for Tranche B Note.
     The detachable warrants and conversion feature resulted in debt discount of $3,024,000, equivalent to the value assigned to the warrants and the “intrinsic” value of the conversion option. The discount is being amortized and charged to interest expense over the life of the subordinated debt. Additionally, as the accrued interest on the convertible subordinated debt is also convertible into common stock, it may also result in separately recordable beneficial conversion amounts. Such amounts are recorded when the price of the Company’s common stock is higher than the conversion rate when the interest is accrued. The beneficial conversion feature amount related to interest was $41,000 and $57,000 for the three months ended June 30, 2005 and 2004, respectively, and was recorded as an increase to paid-in-capital and as additional debt discount amortizable over the remaining term of the convertible subordinated debt. For the six-month periods ended June 30, 2005 and 2004, the beneficial conversion feature amount related to interest was $134,000 and $105,000, respectively. Related debt discount amortization was $178,000 and $135,000 for the three months ended June 30, 2005 and 2004, respectively. Related debt discount amortization was $343,000 and $271,000 for the six months ended June 30, 2005 and 2004, respectively.
     In December 2001, the Company entered into a $3,250,000 five-year loan (the “NeoPharm Note”) with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Under the terms of the NeoPharm Note evidencing the loan, interest accrued at the initial rate of 3.6% to be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. In consideration for the loan, under a separate processing agreement between the Company and NeoPharm, the Company, upon completion of the lyophilization facility, agreed to provide NeoPharm with access to at least 15% of the capacity of its lyophilization facility each year.

Dr. Kapoor, the Company’s chairman, is also a director of NeoPharm and holds a substantial stock position in NeoPharm, as well as in the Company. The NeoPharm Note was subordinate to the Company’s senior debt owed to LaSalle Bank but was senior to the subordinated debt owed to the Kapoor Trust. On October 6, 2004, the Company received a notice from NeoPharm indicating that an event of default had occurred on the then-outstanding NeoPharm Note. The notice stated that an event of default was triggered when the processing agreement between NeoPharm and the Company, which was contractually obligated to go into effect on or before October 1, 2004, failed to occur. The processing agreement failed to become effective, in part, because of the Company’s inability to remove the sanctions imposed by the FDA on its Decatur manufacturing facility. The event of default under the NeoPharm Note also triggered a cross-default provision under the Convertible Note Agreement and the New Credit Facility. The Kapoor Trust waived the cross-default. On October 8, 2004, the Company entered into a Third Amendment to the New Credit Facility, which, among other things, amended certain of the financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations, including noncompliance arising from the event of default under the NeoPharm Note. Because of this default, the Company recorded the $3,250,000 of debt and $362,000 of accrued interest as current obligations as of December 31, 2004. On May 16, 2005, the Company paid all principal and interest due under the NeoPharm Note with a one-time cash payment of $2,500,000 and terminated the processing agreement between NeoPharm and the Company. On May 13, 2005, the Company entered into a Waiver and Consent to Credit Agreement with LaSalle Bank pursuant to which LaSalle Bank agreed to waive events of default under the New Credit Facility arising out of the Company’s noncompliance with its obligations thereunder resulting from its pay-off of the NeoPharm Note.
     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest payments on each of the Tranche A Note and Tranche B Note are currently prohibited under the terms of a subordination arrangement with LaSalle Bank. The amendment the Company entered into with Kapoor Trust did not change the interest rate or the maturity date of either the Tranche A Note or the Tranche B Note.
     As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75% (currently 8.00%, based on the 6.25% prime rate as of June 30, 2005), but interest payments are currently prohibited under the terms of a subordination arrangement between LaSalle and the note holders. The 2003 Subordinated Notes are subordinate to the New Credit Facility and the amended NeoPharm Promissory Note but senior to the Convertible Note Agreement. The Company also issued warrants to the holders of the 2003 Subordinated Notes (the “Note Warrants”) to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All unexercised Note Warrants expire on October 7, 2006. The Company assigned a value of $336,000 to Note Warrants and recorded this amount in stockholders’ equity and as a discount, along with the spread between the face value of the debt and its initial recorded value as described above, on the 2003 Subordinated Notes. Related debt discount amortization was $121,000 and $88,000 for the three months ended June 30, 2005 and 2004, respectively. Related debt discount amortization was $209,000 and $176,000 for the six months ended June 30, 2005 and 2004, respectively.
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,141,000 and $1,468,000 at June 30, 2005 and 2004, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
     As part of the Exchange Transaction, the Company recorded $1,627,000 as deferred financing costs, including the value of the Guaranty Warrants. This amount was being amortized as a component of interest expense over the life of the related debt or guarantee. With the retirement of the Term Loans and related guarantee terminations in the third quarter of 2004, the remaining guarantee warrant amortization and deferred financing costs not related to the Revolver were charged to interest expense, resulting in $245,000 of additional amortization. Deferred financing costs relating to the Revolver continue to be amortized. Including these adjustments, amortization for the three months ended June 30, 2005 and 2004 was $24,000 and $349,000, respectively. Amortization for the six months ended June 30, 2005 and 2004 was $48,000 and $698,000, respectively.
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
     The initially recorded amount of the Series A Preferred Stock, as described in Note H, was $5,174,000 below its stated value. The Company, up through the Stockholders Approval date, had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion in 2004 was $267,000 and zero subsequent to the July 8, 2004 shareholders meeting as discussed in more detail below.
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
     On August 23, 2004, the Company issued an aggregate of 141,000 shares of Series B 6.0% Participating Convertible Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”). The net proceeds to the Company after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000. A portion of these proceeds were used to pay off the Term Loans and reduce the Revolver to zero. Remaining proceeds are available for working capital and other general corporate purposes, including validation testing of the Company’s lyophilization facility. In accounting for the issuance of the Series B Preferred Stock and Series B Warrants, the Company recorded additional charges directly to accumulated deficit of $5,998,000. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.
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
NOTE J — EARNINGS PER COMMON SHARE

     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three and six-month periods ended June 30, 2005 and 2004, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted loss per share equals basic loss per share for each period.
     The number of such shares as of June 30, 2005 and June 30, 2004 subject to warrants, convertible debt, and convertible preferred stock was 55,530,000 and 12,309,000, respectively. Included in this increase is the reclassification of Series A Preferred Stock and related dividends from debt to equity (35,800,000) and the issuance of Series B Preferred Stock and related dividends (6,380,000). The number of such shares as of June 30, 2005 and June 30, 2004 subject to stock options was 4,260,000 and 2,666,000, respectively.
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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
REVENUES
Ophthalmic	$6,227	$6,371	$11,323	$13,806
Injectable	4,362	1,986	7,263	4,305
Contract Services	1,989	2,719	4,173	4,625

Total revenues	$12,578	$11,076	$22,759	$22,736

GROSS PROFIT
Ophthalmic	$2,390	$2,888	$4,192	$6,344
Injectable	2,151	298	3,375	705
Contract Services	311	133	628	289

Total gross profit	4,852	3,319	8,195	7,338
Operating expenses	5,547	5,514	10,636	9,422

Operating income (loss)	(695)	(2,195)	(2,441)	(2,084)
Interest expense	(584)	(1,386)	(1,110)	(2,713)
Gain on Retirement of Debt	1,212	—	1,212	—

Loss before income taxes	$(67)	$(3,581)	$(2,339)	$(4,797)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
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
     The Warning Letter addressed several deviations from regulatory requirements identified during the inspection and requested that we take corrective actions. Since then, additional FDA inspections in 2002, 2003 and 2004 found that certain deviations continued unresolved and identified additional deviations. We have invested approximately $2,000,000 in facility improvements, augmented personnel resources, enhanced process controls and have developed a comprehensive corrective action plan. We have been in regular communications with the FDA and have provided periodic reports of our progress in making corrections. In 2004, the FDA conducted two additional inspections of our Decatur manufacturing facility. The first, concluded on April 7, 2004, identified several deviations for which we provided FDA with proposed corrective actions. The FDA initiated no enforcement action. Rather, the FDA notified us that another “confirmatory” inspection would be made to determine whether the deviations identified had been corrected. The confirmatory inspection concluded November 19, 2004. It identified deviations and we provided a written response to the FDA identifying our corrective actions. We met with the FDA in January 2005 and provided the status of these corrective actions. The FDA has not initiated any enforcement action. In a June 15, 2005 letter, the FDA provided comments and feedback on our response to the findings of the November 2004 inspection. This letter stated that the FDA would conduct another inspection of our Decatur manufacturing facility. It further advised that the upcoming inspection must show correction of the findings of FDA’s previous inspections and substantial compliance with all applicable regulatory requirements, or, at a minimum, an ongoing credible effort to achieve such compliance before it could consider changing the company’s regulatory status. If the findings of the next FDA inspection confirm substantial compliance, the FDA is expected to remove the sanctions of the 2000 Warning Letter. If the FDA’s inspection determines that our Decatur facility is not in substantial compliance, the FDA may initiate enforcement action including the following: (1) maintain the Warning Letter sanctions or issue a new Warning Letter; (2) seek a court-ordered injunction which may include suspension of some or all operations at the Decatur manufacturing facility until compliance is achieved and may require recall of products and monetary penalties and/or other sanctions; or (3) seize our products produced at the Decatur manufacturing facility. Any of these actions could significantly impair our ability to continue to manufacture and distribute products, generate cash from our operations and may result in a covenant violation under our senior debt.
     To date, the noncompliance of our Decatur manufacturing facility has prevented us from developing additional products at Decatur, some of which cannot be developed at our other manufacturing facility. The inability to fully use our Decatur manufacturing facility has had a material adverse effect on our business, financial condition and results of operations.
     Unless and until we correct the FDA deviations at our Decatur manufacturing facility, it is doubtful that the FDA will approve any applications that may be submitted by us for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact our ability to grow sales. See Part II. Other Information — Item 1. “Legal Proceedings”.
     On March 6, 2002, we received a letter from the United States Attorney’s Office, Central District of Illinois, Springfield, Illinois, advising us that the Drug Enforcement Agency (“DEA”) had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. § 801 et. seq. (“Comprehensive Drug Act”) and regulations promulgated thereunder. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. On November 6, 2002, we entered into a Civil Consent Decree with the DEA (the “Civil Consent Decree”). Under terms of the Civil Consent Decree, without admitting any of the allegations in the complaint from the DEA, we agreed to pay a fine of $100,000, upgrade our security system and to remain in substantial compliance with the Comprehensive Drug Act. If we failed to remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, we, in addition to other possible sanctions, might have been held in contempt of court and ordered to pay an additional $300,000 fine. We completed the upgrades to our security system in 2003 and have received no further notice from the DEA in connection with the Civil Consent Decree. The two-year compliance period lapsed on November 6, 2004. We were inspected by the DEA in February 2005 and the DEA has not informed us of any further violations.
     On August 9, 2003, Novadaq Technologies Inc. (“Novadaq”) notified the Company that it had requested arbitration related to a dispute between the Company and Novadaq regarding the issuance of a Right of Reference. The Company would have been obligated to provide a Right of Reference under a January 4, 2002 Supply Agreement between the two companies. The Company did not believe it was obligated to provide the Right of Reference which, if provided, would likely reduce the required amount of time for clinical trials and reduce Novadaq’s cost of developing a product for macular degeneration. The Company was also contemplating the possible development of a separate product for macular degeneration, which, if developed, could face competition from any product developed by Novadaq. On June 4, 2004, an agreement was reached between the Company and Novadaq, whereby the Company would provide the requested Right of Reference to Novadaq in exchange for Novadaq’s repurchase of the Company’s holdings in Novadaq at a purchase price of $2,000,000. Proceeds were received in July 2004, used to reduce outstanding debt obligations, and a gain of approximately $1,287,000 was reported during the third quarter of 2004.
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
     On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and its consultant AEG, terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants. AEG exercised 50,000 warrants in the first quarter of 2005 and has 1,200,000 warrants remaining as of June 30, 2005.
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
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 62.7% and 53.5% of Akorn’s gross revenues and 51.0% and 32.3% of net revenues for the three months ended June 30, 2005 and 2004, respectively. They accounted for approximately 76% and 63% of the gross accounts receivable balances as of June 30, 2005 and 2004, respectively. These three customers accounted for 59% and 49% of Akorn’s gross revenues and 44% and 31% of net revenues for the six months ended June 30, 2005 and 2004, respectively. No other customer accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     For the three months ended June 30, 2005, purchases from Cardinal Health PTS, LLC accounted for approximately 22% of its purchases. No supplier of products accounted for more than 10% of the Company’s purchases for the three months ended June 30, 2004. For the six months ended June 30, 2005, purchases from Cardinal Health PTS, LLC accounted for approximately 27% of its purchases. No supplier of products accounted for more than 10% of the Company’s purchases in the first six months of 2004.
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
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS
     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of Akorn or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:
•	Our ability to resolve our FDA compliance issues at our Decatur, Illinois manufacturing facility;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding to operate and grow our business;

•	The effects of federal, state and other governmental regulation of our business;

•	Our success in developing, manufacturing and acquiring new products;

•	Our success in developing, manufacturing and distributing new products through our joint venture and licensing agreements;

•	Our ability to complete and validate our lyophilization facility and receive FDA approval on a timely basis;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other SEC filings.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Ophthalmic segment	$6,227	$6,371
Injectable segment	4,362	1,986
Contract Services segment	1,989	2,719

Total revenues	$12,578	$11,076

     Consolidated revenues increased 13.6% in the quarter ended June 30, 2005 compared to the same period in 2004.

     Ophthalmic segment revenues decreased 2.3%, primarily due to special pricing discounts in 2005. The Injectable segment increase of 119.7% for the quarter compared with the same period in 2004 was due to significantly higher volumes associated with our antidote/poison control products, anesthesia and analgesics products, as well as the re-introduction of our Indigo Carmine product. Contract Services revenues decreased by 26.9% due to deferred sales on a contract manufacturing agreement with an existing customer.
     Unless and until we correct the FDA deviations at our Decatur manufacturing facility, it is doubtful the FDA will approve any applications that may be submitted by us for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact our ability to grow sales. See Item 1. Financial Statements, Note L — “Commitments and Contingencies” and Part II. Other Information — Item 1. “Legal Proceedings.”
     Consolidated gross margin was 38.6% for the second quarter of 2005 as compared to a gross margin of 30.0% in the same period a year ago due to higher sales in the higher margin antidote/poison control products and anesthesia and analgesics products segment during the first quarter 2005, partially offset by lower margins in our Therapeutic product segment due to product sales mix. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased 13.7%, to $3,699,000 from $3,254,000, during the quarter ended June 30, 2005 as compared to the same period in 2004. The key components of this increase in 2005 were restricted stock expense of $150,000, FDA establishment fee of $124,000 and $158,000 in increased legal fees primarily for SEC reporting.
     Amortization and write-down of intangible assets decreased to $425,000 from $1,877,000 or 77.4% during the quarter ended June 30, 2005 as compared to the same period in 2004, due to $1,524,000 in impairment charges taken in 2004.
     Research and development (“R&D”) expense increased 271.5% in the quarter, to $1,423,000 from $383,000 for the same period in 2004 mainly due to the $563,000 expense amortization for the Joint Venture Company, $237,000 of regulatory expenses due to increased compliance efforts and $245,000 of lyophilization development/validation expenses in 2005.
     Interest expense for the second quarter of 2005 was $584,000 versus $1,386,000, a 57.9% decrease compared to the same period in the prior year. The majority of this decrease is due to dividends on the Series A Preferred Stock (defined below) being classified as interest expense in 2004 ($563,000), but not in 2005, and higher refinancing cost amortization of $291,000 incurred in 2004 associated with the LaSalle Bank term loans. Other income for the second quarter 2005 was $1,212,000, driven by the gain on retirement of the NeoPharm note.
     For the three-month period ended June 30, 2005 no income tax provision was required versus a $2,000 income tax provision for June 30, 2004, due to operating losses in both periods.
     We reported a net loss of $67,000 for the three months ended June 30, 2005, versus a net loss of $3,583,000 for the same period in 2004.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Ophthalmic segment	$11,323	$13,806
Injectable segment	7,263	4,305
Contract Services segment	4,173	4,625

Total revenues	$22,759	$22,736

     Consolidated revenues increased 0.1% for the six months ended June 30, 2005 compared to the same period in 2004.

     Ophthalmic segment revenues decreased 18.0%, primarily due to the stronger market demand of our diagnostic and therapeutic products early in 2004. The Injectable segment increase of 68.7% for the year compared with the same period in 2004 was due to significantly higher volumes associated with our antidote/poison control products, anesthesia and analgesics products, as well as the re-introduction of our Indigo Carmine product. Contract Services revenues decreased by 9.8% due to deferred sales on a contract manufacturing agreement with an existing customer.
     Unless and until we correct the FDA deviations at our Decatur manufacturing facility, it is doubtful the FDA will approve any applications that may be submitted by us for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact our ability to grow sales. See Item 1. Financial Statements, Note L — “Commitments and Contingencies” and Part II. Other Information — Item 1. “Legal Proceedings.”
     Year to date consolidated gross margin was 36.0% for 2005 as compared to a gross margin of 32.3% in the same period a year ago due to higher sales in the higher margin antidote/poison control products and anesthesia and analgesics products segment during the first quarter 2005, partially offset by lower margins in our Therapeutic product segment due to product sales mix. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses increased 14.9%, to $7,067,000 from $6,150,000, for the year to date period ended June 30, 2005 as compared to the same period in 2004. The key components of this increase in 2005 were significant bad debt recoveries ($311,000 higher) in 2004, restricted stock expenses of $150,000, increase in legal fees due to SEC reporting of $101,000 and FDA establishment fee expense of $267,000.
     Amortization and write-down of intangible assets year-to-date through June 30, 2005 decreased 68.6% to $804,000 from $2,560,000 in the prior year due to $1,849,000 in impairment charges taken in 2004.
     R&D expense increased 288.0% for the six month period ending June 30, 2005, to $2,765,000 from $712,000 for the same period in 2004 mainly due to the $1,251,000 expense amortization for the Joint Venture Company, $445,000 in regulatory expenses due to increased compliance efforts and $431,000 of lyophilization development/validation expenses in 2005.
     Interest expense for the six month period ending June 30, 2005 was $1,110,000 versus $2,713,000, a 59.1% decrease compared to the same period in the prior year. The majority of this decrease is due to dividends on the Series A Preferred Stock being classified as interest expense in 2004 ($1,050,000), but not in 2005, as well as higher refinancing cost amortization of $650,000 incurred in 2004 associated with the LaSalle Bank term loans. Other income for the six months ended June 30, 2005 was due to a $1,212,000 gain on the retirement of the NeoPharm note.
     For the six-month period ended June 30, 2005, we recorded income tax expense of $15,000 in 2005 versus $2,000 in the same period in the prior year.
     We reported a net loss of $2,354,000 for the six months ended June 30, 2005, versus a net loss of $4,799,000 for the same period in 2004.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the six month period ended June 30, 2005, we used $2,118,000 in cash from operations, primarily due to the net loss, offset by non-cash amortization and depreciation, a $2,382,000 decrease in accounts payable and a $1,500,000 advance to our joint venture partner (Strides) to develop ANDAs and by an $849,000 decrease in accounts receivable. Investing activities during the six month period ended June 30, 2005 include a $75,000 licensing fee, as well as $357,000 of capital expenditures primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities used $1,523,000 in cash, due to the $2,500,000 repayment of the NeoPharm Note, offset by proceeds from stock option and warrant exercises as well as borrowings on our line of credit of $663,000.
     During the six month period ended June 30, 2004, we used $1,201,000 in cash from operations, primarily due to the net loss, offset by non-cash amortization and depreciation, an increase in accounts receivables and inventories, offset in part by an increase in accounts payable. Investing activities during the six month period ended June 30, 2004 include $501,000 primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $1,484,000 in cash during the six month period ended June 30, 2004 primarily through the increase of our new revolving credit line.
     On October 7, 2003, a group of investors (the “Investors”) purchased all of our then outstanding senior bank debt at a discount and exchanged such debt with us (the “Exchange Transaction”) for (i) 257,172 shares of our Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”), (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,000 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of our common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the New Credit Facility described in a following paragraph. The 2003 Subordinated Notes and cash were issued by us to (a) The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our Chairman of the Board of Directors and the holder of a significant amount of our stock, (b) Arjun Waney, the holder of a significant amount of our stock, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 52% of which is owned by Mr. Waney. We also issued to the holders of the 2003 Subordinated Notes (the “Note Warrants”) warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share and paid a portion of the legal fees of the Investors.
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
     The primary impact of the Exchange Transaction and New Credit Facility on our liquidity and capital resources was as follows:
•	The then-existing default on our senior bank debt with Northern Trust was eliminated, as the associated debt was retired;

•	The then-existing defaults on our subordinated loans from NeoPharm, Inc. and the Kapoor Trust were waived;

•	The total amount of our senior bank debt was reduced from $37,731,000 as of September 30, 2003 to $7,000,000 as of the closing of those transactions;

•	The interest rate on our senior bank debt was reduced from prime plus 3.0% to prime plus 1.75% for the new term loans and prime plus 1.50% for the new revolving line of credit;

•	We obtained a revolving line of credit of up to $5,000,000 under the New Credit Facility to meet working capital needs and fund future operations;

•	We issued additional subordinated debt with an aggregate principal amount of approximately $2,767,000, which accrues interest at a rate of prime plus 1.75% per annum;

•	We issued Series A Preferred Stock with an aggregate initial stated value of $25,717,200, which accrues dividends at a rate of 6.0% per annum; and

•	The Investors acquired the Series A Preferred Stock and Series A Warrants that, as of the closing, had the right to acquire approximately 44,000,000 shares of our common stock, or more than 220% of the outstanding shares of common stock prior to the closing.
     On August 23, 2004, we completed a private placement to certain investors of 141,000 shares of our Series B 6.0% Participating Convertible Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, convertible into common stock at a price of $2.70 per share, with warrants to purchase 1,566,667 additional shares of our common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“Series B Warrants”). The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000.

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
     The Exchange Transaction, coupled with the private placement of The Series A Preferred Stock and Series B Preferred Stock, have substantially reduced our overall debt from $45,755,000 as of September 30, 2003 to $8,045,000 as of June 30, 2005, and positioned us to improve our operating results.
     As of June 30, 2005, we had $37,000 in cash and $4,337,000 of undrawn availability under the New Credit Facility with LaSalle Bank. We believe that our realigned balance sheet, access to our line of credit and cash flows from operations will be sufficient to operate our business for the next twelve months.
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
     As of June 30, 2005, we had spent approximately $18,743,000 on the lyophilization expansion and anticipate the need to spend approximately $2,000,000 of additional funds (excluding capitalized interest) to complete the expansion. The majority of the additional spending will be focused on validation testing of the lyophilization facility as the major capital equipment items are currently in place.
New Credit Facility
     As described in Item 1. Financial Statements, Note H — “Financing Arrangements”, we entered into a New Credit Facility with LaSalle Bank in 2003. The New Credit Facility consists of the Term Loans, as well as the Revolver secured by substantially all of our assets. The New Credit Facility matures on October 7, 2005. We are currently in discussion with LaSalle Bank regarding the renewal of the credit facility. The Term Loans carried interest at prime plus 1.75% and required principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 1.50%. The Term Loans and the Revolver were paid off with the proceeds from our Series B Preferred Stock and we had a balance of $663,000 on the Revolver at June 30, 2005.

     Availability under the Revolver is based on eligible accounts receivable, inventory, and machinery and equipment. The New Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as EBITDA to interest expense and Senior Debt to EBITDA ratios. If we are not in compliance with the covenants of the New Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the New Credit Facility would become immediately due and payable. The New Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. We negotiated an amendment to the New Credit Facility effective December 31, 2003 that clarified certain covenant computations and waived certain technical violations. Because the New Credit Facility also requires us to maintain our deposit accounts with LaSalle, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability ($663,000 as of June 30, 2005).
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
     On October 8, 2004, we entered into the Third Amendment to the New Credit Facility (the “Third Amendment”) which waived events of default associated with the warrants issuance to AEG Partners, LLC and the NeoPharm Note default (discussed below). In addition, the Third Amendment amended definitions of the Computation Period and EBITDA to Interest Expense Ratio for covenant calculations.
     Subordinated Debt
     In 2001, we entered into a $5,000,000 convertible subordinated debt agreement, including a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both Tranche A Note and Tranche B Note, which are due December 20, 2006, bear interest at prime plus 3% (currently 9.25%, based on the 6.25% prime rate as of June 30, 2005) and were issued with detachable warrants (the “Tranche A Warrants” and the “Tranche B Warrants”) to purchase shares of common stock. Interest payments are currently prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allows for conversion of the subordinated debt plus interest into our common stock, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.
     In December 2001, we entered into a $3,250,000 five-year loan with NeoPharm, Inc. (“NeoPharm”) to fund our efforts to complete our lyophilization facility located in Decatur, Illinois. Under the terms of the NeoPharm Promissory Note (the “NeoPharm Note”) evidencing the loan, interest accrued at the initial rate of 3.6% to be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. In consideration for the loan, under a separate processing agreement between us and NeoPharm, we, upon completion of the lyophilization facility, agreed to provide NeoPharm with access to at least 15% of the capacity of our lyophilization facility each year. Dr. Kapoor, the chairman of our board of directors, is also a director of NeoPharm and holds a substantial stock position in NeoPharm, as well as in our stock. The NeoPharm Note was subordinate to our senior debt owed to LaSalle Bank but was senior to our subordinated debt owed to the Kapoor Trust. On October 6, 2004, we received a notice from NeoPharm indicating that an event of default had occurred on the then-outstanding NeoPharm Note. The notice stated that an event of default was triggered when the processing agreement between NeoPharm and us, which was contractually obligated to go into effect on or before October 1, 2004, failed to occur. The processing agreement failed to become effective, in part, because of an inability to remove the sanctions imposed by the FDA on our Decatur manufacturing facility. The event of default under the NeoPharm Note also triggered a cross-default provision under the Convertible Note Agreement and the New Credit Facility. The Kapoor Trust waived the cross-default. On October 8, 2004, we entered into a Third Amendment to the New Credit Facility, which, among other things, amended certain of the financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations, including noncompliance arising from the event of default under the NeoPharm Note. Because of this default, we recorded the $3,250,000 of debt and $362,000 of accrued interest as current obligations as of December 31, 2004. On May 16, 2005, we paid all principal and interest due under the NeoPharm Note with a one-time cash payment of $2,500,000 and terminated the processing agreement between NeoPharm and us. On May 13, 2005, we entered into a Waiver and Consent to Credit Agreement with LaSalle Bank pursuant to which LaSalle Bank agreed to waive events of default under the New Credit Facility arising out of our noncompliance with our obligations thereunder resulting from our pay-off of the NeoPharm Note.
     In connection with the Exchange Transaction, the Kapoor Trust and NeoPharm waived all existing defaults under their respective agreements and entered into amended agreements dated October 7, 2003. Interest payments on each of the Tranche A Note and Tranche B Note are currently prohibited under the terms of a subordination arrangement with LaSalle Bank. The amendment we entered into with Kapoor Trust did not change the interest rate or the maturity date of either the Tranche A Note or the Tranche B Note.
     As part of the Exchange Transaction, we issued the 2003 Subordinated Notes to the Kapoor Trust, Mr. Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75% (currently 8.00%, based on the 6.25% prime rate as of June 30, 2005), but interest payments are currently prohibited under the terms of our subordination agreement with LaSalle Bank. The 2003 Subordinated Notes are subordinate to the New Credit Facility but senior to the Tranche A Note and Tranche B Note. We also issued to the holders of the 2003 Subordinated Notes, the Note Warrants to purchase an aggregate of 276,714 shares of our common stock with an exercise price of $1.10 per share.
Other Indebtedness
     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,141,000 and $1,468,000 at June 30, 2005 and 2004, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
     The fair value of the debt obligations approximated the recorded value as of June 30, 2005.
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
     The initial amount recorded for the Series A Preferred Stock, as described in Item 1. Financial Statements, Note I — “Preferred Stock”, was $5,174,000 below its stated value. Until the July 8, 2004 Stockholders Approval date we had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion was $267,000 in 2004 and $220,000 in 2003.
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
     As further described in Item 1. Financial Statements, Note H — “Financing Arrangements”, we have issued to AEG warrants (the “AEG Warrants”) to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share. As of June 30, 2005, AEG has exercised AEG Warrants with cash to purchase 50,000 shares of our common stock. On August 3, 2005, AEG exercised AEG Warrants with cash to purchase an additional 50,000 shares of our common stock.
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
     We obtain certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, we obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered our estimate of in-transit inventory. This resulted in us recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. We are using this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, we, in accordance with our policy, reduced our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made based on an analysis of a six quarter trend of such sales being below our previous estimates, thereby confirming that the reduced percentage was other than temporary. Based on a subsequent review in the second quarter of 2005, we increased our percentage estimate of wholesaler inventory sales under contracts which resulted in a $412,000 charge in the second quarter of 2005.
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
     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to the wholesaler under the various contracts and programs. For the three month periods ended June 30, 2005 and 2004, we recorded chargeback and rebate expense of $7,027,000 and $3,575,000, respectively. For the six month periods ended June 30, 2005 and 2004, we recorded chargeback and rebate expense of $12,026,000 and $6,420,000, respectively. This increase was due to higher sales to wholesalers combined with competitive market pricing and higher volumes of sales on contract price orders. The allowance for chargebacks and rebates was $6,698,000 and $5,406,000 as of June 30, 2005 and December 31, 2004, respectively.
Allowance for Product Returns
     We also maintain an allowance for estimated product returns. Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month end allowance balances, we consider actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. Actual returns processed can vary materially from period to period. For the three-month periods ended June 30, 2005 and 2004, we recorded a provision for product returns of $626,000 and $387,000, respectively. For the six-month periods ended June 30, 2005 and 2004, we recorded a provision for product returns of $1,058,000 and $1,182,000, respectively. The allowance for potential product returns was $1,122,000 and $1,393,000 at June 30, 2005 and December 31, 2004, respectively.

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
     For the three-month periods ended June 30, 2005 and 2004, we recorded a net benefit for doubtful accounts of $48,000 and $65,000, respectively as recoveries and reduced reserve requirements exceeded write-offs and account collectibility concerns. For the six-month periods ended June 30, 2005 and 2004, we recorded a net benefit for doubtful accounts of $117,000 and $427,000, respectively. The allowance for doubtful accounts was $14,000 and $435,000 as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, we had a total of $434,000 of past due accounts receivable. We perform a monthly detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts of $14,000, the portion related to major wholesaler customers is $14,000 and zero for all other customers.
Allowance for Discounts
We maintain an allowance for discounts, which reflects discounts available to certain customers based on agreed upon terms of sale. This allowance is reflected as a reduction of accounts receivable. We evaluate the allowance balance against actual discounts taken. For the three-month periods ended June 30, 2005 and 2004, we recorded a provision for cash discounts of $297,000 and $139,000, respectively. For the six-month periods ended June 30, 2005 and 2004, we recorded a provision for cash discounts of $476,000 and $331,000, respectively. The allowance for discounts was $286,000 and $234,000 as of June 30, 2005 and December 31, 2004, respectively.
Allowance for Slow-Moving Inventory
     We maintain an allowance for slow-moving and obsolete inventory. For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyze our raw material and component inventory for slow moving items. For the three-month periods ended June 30, 2005 and 2004, we recorded a provision of $179,000 and $382,000, respectively. For the six-month periods ended June 30, 2005 and 2004, we recorded a provision of $204,000 and $685,000, respectively. The allowance for slow-moving inventory at June 30, 2005 and December 31, 2004 was $639,000 and $660,000, respectively.
Income Taxes
     Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carryforwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. As of June 30, 2005 we have established a 100% reserve to our net deferred income tax assets.
Intangibles
     Intangibles assets consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at June 30, 2005 and December 31, 2004 was $14,171,000 and $13,367,000, respectively. We periodically assess potential impairment of intangible assets based on several factors, including estimated fair market value and anticipated cash flows. Management continues to evaluate the value of our remaining licenses with an aggregate value of $10,914,000 at June 30, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk associated with changes in interest rates. Our interest rate exposure currently involves three debt instruments. Debt under the 2003 Subordinated Notes bears interest at prime plus 1.75%. Revolver debt under the New Credit Agreement bears interest at prime plus 1.50%. The Tranche A Note and Tranche B Note issued to the Kapoor Trust under the Convertible Note Agreement bear interest at prime plus 3.0%. All of our remaining long-term debt is at fixed interest rates. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at June 30, 2005 would result in a $105,000 pre-tax change in annual interest expense.
     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.
     The fair value of the debt obligations approximated the recorded value as of June 30, 2005.
     Our exposure to foreign currency risks is immaterial as we do not transact any sales in foreign currencies and we have limited purchases activity in foreign currencies.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”) reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.
     There were no changes to our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          We filed a Registration Statement on Form S-1 (File No. 333-119168) with the SEC, which we subsequently amended by filing Post-Effective Amendment No. 1 with the SEC on May 10, 2005, and which we further amended by filing Post-Effective Amendment No. 2 with the SEC on June 14, 2005. Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (the

“Registration Statement”) was declared effective by the SEC on June 22, 2005. The Registration Statement relates to the resale of 61,778,323 shares of our common stock, no par value per share, by the selling stockholders identified therein (the “Selling Stockholders”). The Selling Stockholders may make sales under the Registration Statement from time to time. The shares of common stock registered by the Registration Statement represent the number of shares that have been issued or are issuable upon the conversion or exercise of the Series A Preferred Stock, Series B Preferred Stock, warrants and convertible notes described in the Registration Statement, including shares estimated to be issuable in satisfaction of dividends accrued and unpaid through June 30, 2005 and interest accrued and unpaid through August 31, 2005 on such securities.
          We estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). Such amount was estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of August 3, 2005, we are aware of the sale of 647,112 shares of common stock by Selling Stockholders under the Registration Statement. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the Selling Stockholders. The Selling Stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the Registration Statement, which we will use for working capital and other general corporate purposes.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2005 annual meeting of shareholders was held on May 27, 2005. At that meeting, the following proposals were approved:
1. The election of the following five directors to our Board of Directors:

Nominee	Votes “For”	Votes “Withheld”
John N. Kapoor, Ph.D.	46,655,331	845,935
Arthur S. Przybyl	46,663,961	837,305
Jerry N. Ellis	46,948,986	552,280
Ronald M. Johnson	46,651,937	849,329
Jerry I. Treppel	46,955,994	545,272
2. The adoption of the Amended and Restated Akorn, Inc. 2003 Stock Option Plan. A total of 34,088,021 votes were cast in favor of this proposal, 1,653,698 votes were cast against, 38,857 abstentions and 11,720,690 non-votes.
3. The ratification of the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as our registered public accounting firm for the fiscal year ending December 31, 2005. A total of 47,444,578 votes were cast in favor of this proposal, 40,662 votes were cast against, and there were 16,026 abstentions.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company dated September 16, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

Exhibit No.	Description
(3.2)	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed on October 24, 2003 and to Exhibit 3.1 to the Company’s report on Form 8-K filed on April 19, 2005.

(10.1)	Amended and Restated Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.59 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 31, 2005.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

Date: August 8, 2005