Form 10-Q
period 2005-09-30
AKORN INC
filed 2005-11-07
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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
Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
     At October 31, 2005 there were 26,855,542 shares of common stock, no par value, outstanding.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,024	$4,110
Trade accounts receivable (less allowance for doubtful accounts of $189 and $435 respectively)	1,821	6,582
Inventories	10,751	10,421
Prepaid expenses and other current assets	1,364	1,280

TOTAL CURRENT ASSETS	15,960	22,393
PROPERTY, PLANT AND EQUIPMENT, NET	30,680	31,893
OTHER LONG-TERM ASSETS
Intangibles, net	10,560	11,618
Other	45	1,018

TOTAL OTHER LONG-TERM ASSETS	10,605	12,636

TOTAL ASSETS	$57,245	$66,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt and debt in default	$2,850	$3,590
Trade accounts payable	2,118	5,397
Accrued compensation	665	499
Accrued expenses and other liabilities	1,315	1,674

TOTAL CURRENT LIABILITIES	6,948	11,160
LONG-TERM LIABILITIES
Long-term debt, less current installments	4,699	6,790
Other	1,879	1,646

TOTAL LONG-TERM LIABILITIES	6,578	8,436

TOTAL LIABILITIES	13,526	19,596

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 26,455,780 and 25,132,684 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	64,134	59,571
Series A Preferred Stock, $1.00 par value, 257,172 shares authorized and issued, 242,172 shares outstanding at September 30, 2005 and December 31, 2004	26,942	25,787
Series B Preferred Stock, $1.00 par value, 170,000 shares authorized, 141,000 shares issued, 120,800 outstanding at September 30, 2005 and 138,500 outstanding at December 31, 2004	11,998	13,109
Warrants to acquire common stock	13,905	14,160
Accumulated deficit	(73,260)	(65,301)

TOTAL SHAREHOLDERS’ EQUITY	43,719	47,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,245	$66,922

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenues	$10,985	$15,388	$33,744	$38,124
Cost of sales	7,317	8,614	21,881	24,012

GROSS PROFIT	3,668	6,774	11,863	14,112
Selling, general and administrative expenses	3,894	4,068	10,961	10,218
Amortization and write-down of intangibles	353	311	1,157	2,871
Research and development expenses	1,438	438	4,203	1,150

TOTAL OPERATING EXPENSES	5,685	4,817	16,321	14,239

OPERATING INCOME (LOSS)	(2,017)	1,957	(4,458)	(127)
Interest expense	(595)	(996)	(1,705)	(3,709)
Gain related to dispute settlements	—	1,582	—	1,582
Gain on Retirement of Debt	—	—	1,212	—

INCOME (LOSS) BEFORE INCOME TAXES	(2,612)	2,543	(4,951)	(2,254)
Income tax provision (benefit)	2	(44)	17	(42)

NET INCOME (LOSS)	(2,614)	2,587	(4,968)	(2,212)
Preferred stock dividends and adjustments	(1,015)	(33,318)	(2,991)	(33,318)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,629)	$(30,731)	$(7,959)	$(35,530)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.14)	$(1.49)	$(0.31)	$(1.76)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	26,203	20,605	25,804	20,230

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
IN THOUSANDS
(UNAUDITED)

					Warrants	Retained
			Series A	Series B	to acquire	Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2004	25,133	$59,571	$25,787	$13,109	$14,160	$(65,301)	$47,326
Net loss	—	—	—	—	—	(4,968)	(4,968)
Preferred stock dividends earned	—	—	1,155	597	—	(1,752)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	1,239	—	—	—	(1,239)	—
Conversion of preferred stock into common stock	682	1,708	—	(1,708)	—	—	—
Exercise of warrants into common stock	200	405	—	—	(255)	—	150
Intrinsic value of beneficial conversion features in convertible interest	—	204	—	—	—	—	204
Exercise of stock options	419	694	—	—	—	—	694
Employee stock purchase plan issuances	22	40	—	—	—	—	40
Amortization of Deferred Compensation related to Restricted Stock Awards	—	273	—	—	—	—	273

BALANCES AT SEPTEMBER 30, 2005	26,456	$64,134	$26,942	$11,998	$13,905	$(73,260)	$43,719

See notes to the consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004
OPERATING ACTIVITIES
Net loss	$(4,968)	$(2,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,927	3,054
Amortization of deferred financing costs	72	1,184
Amortization of debt discounts	876	1,009
Write-down of long lived assets	—	1,849
Gain related to dispute settlements	—	(1,582)
Prepayments to Strides Arcolab Limited	(1,500)	(1,250)
Gain on Retirement of Debt	(1,212)	—
Non-cash expenses related to preferred stock	—	1,064
Non-cash stock compensation expense	273	—
Changes in operating assets and liabilities:
Trade accounts receivable	4,761	(4,498)
Inventories	(330)	(695)
Prepaid expenses and other current assets	480	(122)
Trade accounts payable	(3,279)	356
Accrued expenses and other liabilities	502	(36)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	602	(1,879)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(744)	(611)
Purchase of intangible assets	(75)	(60)
Proceeds from the sale of investment	—	2,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(819)	1,329
FINANCING ACTIVITIES
Repayment of long-term debt	(253)	(6,650)
Repayment of NeoPharm Debt	(2,500)	—
Net borrowings (payments) under lines of credit	—	(1,400)
Net proceeds from Series B offering	—	13,044
Proceeds from Warrants	150	—
Proceeds under stock option and stock purchase plans	734	1,007

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,869)	6,001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,086)	5,451
Cash and cash equivalents at beginning of period	4,110	218

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,024	$5,669

Amount paid for interest (net of capitalized interest)	$397	$408
Amount paid/(refunded) for income taxes	72	(44)
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
     Although the Company has refinanced its debt on a long-term basis and extinguished other debt, as described above, it continues to be subject to ongoing FDA compliance matters that could have an adverse effect on the Company. See Note K — “Commitments and Contingencies” for further description of these matters.
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
     Adjustments: In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.
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
     If compensation for employee options had been determined based on SFAS 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share for the three and nine months ended September 30, would have been as follows:

	Three Months ended September 30		Nine Months ended September, 30
	2005	2004	2005	2004
Net income (loss) as reported	(2,614)	2,587	(4,968)	(2,212)
Add stock-based employee compensation expense included in reported net income	123	—	273	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(270)	(1,789)	(1,080)	(2,306)

Pro forma net income (loss)	(2,761)	798	(5,775)	(4,518)
Add preferred stock dividends and adjustments	(1,015)	(33,318)	(2,991)	(33,318)

Pro forma net loss available for common stockholders	$(3,776)	$(32,520)	$(8,766)	$(37,836)

Basic and diluted loss per share of common stock Shares used in Computing Net Loss Per Share	26,203	20,605	25,804	20,230
As reported	$(0.14)	$(1.49)	$(0.31)	$(1.76)
Pro forma	$(0.14)	$(1.58)	$(0.34)	$(1.87)
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
     Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Gross Accounts Receivable	$10,138	$14,050
Less:
Allowance for Doubtful Accounts	(189)	(435)
Returns Reserve	(1,406)	(1,393)
Discount and Allowances Reserve	(179)	(234)
Chargeback and Rebates Reserves	(6,543)	(5,406)

Net Trade Accounts Receivable	$1,821	$6,582

     For the three month periods ended September 30, 2005 and 2004, the Company recorded chargeback and rebate expense of $5,391,000 and $4,313,000, respectively. For the nine month periods ended September 30, 2005 and 2004, the Company recorded chargeback and rebate expense of $17,417,000 and $10,733,000, respectively. This increase was due to higher sales to wholesalers combined with competitive market pricing and higher volumes of sales on contract price orders.
     For the three-month periods ended September 30, 2005 and 2004, the Company recorded a provision for product returns of $1,265,000 and $518,000, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Company recorded a provision for product returns of $2,322,000 and $1,700,000, respectively.
     For the three-month periods ended September 30, 2005 and 2004, the Company recorded a provision of $188,000 and a net benefit for doubtful accounts of $63,000, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Company recorded a provision of $71,000 and a net benefit for doubtful accounts of $490,000, respectively. The $490,000 in 2004 was generated by significant recoveries on accounts that were previously written off. Of the recorded provision for doubtful accounts of $188,000, the portion related to major wholesaler customers is $2,000 and $186,000 for all other customers.
     For the three-month periods ended September 30, 2005 and 2004, the Company recorded a provision for cash discounts of $241,000 and $308,000, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Company recorded a provision for cash discounts of $717,000 and $639,000, respectively.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Finished goods	$4,566	$5,194
Work in process	1,860	1,380
Raw materials and supplies	4,325	3,847

	$10,751	$10,421

     Inventory at September 30, 2005 and December 31, 2004 is reported net of reserves for slow-moving, unsalable and obsolete items of $788,000 and $660,000, respectively, primarily related to finished goods. For the three-month periods ended September 30, 2005 and 2004, the Company recorded a provision of $149,000 and $548,000, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Company recorded a provision of $353,000 and $1,233,000, respectively.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
Land	$396	$396
Buildings and leasehold improvements	9,347	9,325
Furniture and equipment	27,784	27,571

Sub-total	37,527	37,292
Accumulated depreciation	(26,231)	(24,337)

	11,296	12,955
Construction in progress	19,384	18,938

Property, Plant, & Equipment, net	$30,680	$31,893

     Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project. Subject to the Company’s ability to generate sufficient operating cash flow or obtain new financing for future operations and capital expenditures, the Company anticipates validation and approval of the lyophilization by the FDA in early 2006 and being fully operational in mid-2006. Future costs are estimated to be approximately $2,000,000. The Company can make no assurances that it will be able to complete this project within its estimated timeframe, or at all, or that material impairment charges will not be required if such completion does not occur as anticipated. The commissioning of this facility is contingent upon a successful pre-approval inspection to be conducted by the FDA.
NOTE H — FINANCING ARRANGEMENTS
     The Company’s long-term debt consists of (in thousands):

	September 30,	December 31,
	2005	2004
Credit Agreement with LaSalle Bank	$—	$—
2003 Subordinated Notes	2,767	2,767
Promissory note to NeoPharm, Inc.	—	3,250
Convertible subordinated debentures	5,000	5,000
Mortgages payable	1,055	1,307

	8,822	12,324
Less unamortized discount on debt	(1,273)	(1,944)
Less current installments, debt in default	(2,850)	(3,590)

Long-term debt	$4,699	$6,790

     On September 30, 2005, the Company renewed its credit agreement (the “Credit Facility”) with LaSalle Bank National Association (“LaSalle Bank”). The renewal extends the existing Credit Facility, until September 30, 2008 and increases the Revolving Commitment amount (the “Revolver”) from $5,000,000 to $10,000,000, as well as makes modifications of existing covenants and the addition of a tangible net worth financial covenant. The borrowing rate was reduced to the LaSalle prime rate (6.75% at September 30, 2005) plus 0.5% from the previous rate of LaSalle prime plus 1.5%. On September 30, 2005, the Company had $10,000,000 of undrawn availability under the Credit Facility.
     On October 7, 2003, the Company issued subordinated promissory notes in the aggregate principal amount of $2,767,000 (the “2003 Subordinated Notes”) along with warrants to purchase 276,714 shares of common stock at an exercise price of $1.10 per share to the John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime (6.75% at September 30, 2005) plus 1.75%, but interest payments are currently prohibited under the terms of the Company’s subordination agreement with LaSalle Bank. The 2003 Subordinated Notes are subordinated to the Credit Facility with LaSalle Bank, but senior to the Convertible Subordinated Debentures. In accordance with APB Opinion No. 14, the Company recorded the 2003 Subordinated Notes and the related warrants as separate securities and computed a discount on the face value of the debt. Unamortized debt discount related to the 2003 Subordinated Notes was $276,000 and $622,000 as of September 30, 2005 and December 31, 2004, respectively. Related debt discount amortization was $138,000 and $88,000 for the three months ended September 30, 2005 and 2004, respectively. Related debt discount amortization was $347,000 and $264,000 for the nine months ended September 30, 2005 and 2004, respectively.
     In December 2001, the Company entered into a $3,250,000 five-year loan (the “NeoPharm Note”) with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Dr. Kapoor, the Company’s chairman, is also a director of NeoPharm and holds a substantial stock position in NeoPharm, as well as in the Company Under the terms of the NeoPharm Note evidencing the loan, interest accrued at the initial rate of 3.6% to be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. In consideration for the loan, under a separate processing agreement between the Company and NeoPharm, the Company, upon completion of the lyophilization facility, agreed to provide NeoPharm with access to at least 15% of the capacity of its lyophilization facility each year.
     The NeoPharm Note was subordinate to the Company’s senior debt owed to LaSalle Bank but was senior to the subordinated debt owed to the Kapoor Trust. On October 6, 2004, the Company received a notice from NeoPharm indicating that an event of default had occurred on the NeoPharm Note. The notice stated that an event of default was triggered when the processing agreement between NeoPharm and the Company, which was contractually obligated to go into effect on or before October 1, 2004, failed to occur. The processing agreement failed to become effective, in part, because of the Company’s inability to remove the sanctions imposed by the FDA on its Decatur manufacturing facility. The event of default under the NeoPharm Note also triggered a cross-default provision under the $5,000,000 convertible subordinated debt agreement (the “Convertible Note Agreement”) consisting of a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust and the Credit Facility. The Kapoor Trust waived the cross-default. On October 8, 2004, the Company entered into a Third Amendment to the Credit

Facility, which, among other things, amended certain of the financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations, including noncompliance arising from the event of default under the NeoPharm Note. Because of this default, the Company recorded the $3,250,000 of debt and $362,000 of accrued interest as current obligations as of December 31, 2004. On May 16, 2005, the Company paid all principal and interest due under the NeoPharm Note with a one-time cash payment of $2,500,000 and terminated the processing agreement between NeoPharm and the Company. On May 13, 2005, the Company entered into a Waiver and Consent to Credit Agreement with LaSalle Bank pursuant to which LaSalle Bank agreed to waive events of default under the Credit Facility arising out of the Company’s noncompliance with its obligations thereunder resulting from its pay-off of the NeoPharm Note.
     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement consisting of a $3,000,000 Tranche A Note and a $2,000,000 Tranche B Note with the Kapoor Trust. The Tranche A and Tranche B Notes are due December 20, 2006 and bear interest at prime (6.75% at September 30, 2005) plus 3.0%. Interest cannot be paid under the Convertible Note Agreement until the termination of the Company's Credit Facility with LaSalle Bank. The Tranche A and Tranche B notes have detachable warrants to purchase approximately 1,667,000 shares of common stock and, in accordance with APB Opinion No. 14, the Company recorded the debt and related warrants as separate securities and computed a discount on the face value of the debt. The accrued interest on the convertible subordinated debentures is also convertible into common stock, and it may result in separately recordable beneficial conversion amounts. Such amounts are recorded when the price of the Company’s common stock is higher than the conversion rate when the interest is accrued. The beneficial conversion amount related to interest was $204,000 and $162,000 for the nine month periods ended September 30, 2005 and 2004, respectively, and was recorded as an increase to paid-in-capital and as additional debt discount amortizable over the remaining term of the convertible subordinated debt. Unamortized debt discount related to the convertible subordinated debt was $997,000 and $1,322,000 as of September 30, 2005 and December 31, 2004, respectively. Related debt discount amortization was $186,000 and $150,000 for the three months ended September 30, 2005 and 2004, respectively. Related debt discount amortization was $529,000 and $421,000 for the nine months ended September 30, 2005 and 2004, respectively.
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $1,055,000 and $1,307,000 at September 30, 2005 and December 31, 2004, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
NOTE I — EARNINGS PER COMMON SHARE
     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three and nine-month periods ended September 30, 2005 and 2004, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted loss per share equals basic loss per share for each period.
     The number of such shares as of September 30, 2005 and September 30, 2004 subject to warrants, convertible debt, and convertible preferred stock was 55,961,000 and 58,775,000, respectively. The number of such shares as of September 30, 2005 and September 30, 2004 subject to stock options was 4,034,000 and 4,604,000, respectively.

NOTE J — INDUSTRY SEGMENT INFORMATION
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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
REVENUES
Ophthalmic	$5,779	$8,807	$17,102	$22,613
Injectable	3,152	3,872	10,415	8,177
Contract Services	2,054	2,709	6,227	7,334

Total revenues	$10,985	$15,388	$33,744	$38,124

GROSS PROFIT
Ophthalmic	$2,261	$5,066	$6,453	$11,452
Injectable	1,255	1,572	4,630	2,264
Contract Services	152	136	780	396

Total gross profit	3,668	6,774	11,863	14,112
Operating expenses	5,685	4,817	16,321	14,239

Operating income (loss)	(2,017)	1,957	(4,458)	(127)
Interest expense	(595)	(996)	(1,705)	(3,709)
Gain related to disputed settlements	—	1,582	—	1,582
Gain on Retirement of Debt	—	—	1,212	—

Income/(Loss) before income taxes	$(2,612)	$2,543	$(4,951)	$(2,254)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE K — COMMITMENTS AND CONTINGENCIES
     The FDA issued a Warning Letter to the Company in October 2000 following a routine inspection of the Company’s Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. Until the violations identified in the Warning Letter are corrected, the FDA frequently will withhold approval of any marketing applications (ANDAs, NDAs) submitted by the company and will share contents of the Warning Letter with other government agencies (for example, the Veterans Administration or Department of Defense) that may contract to purchase products from the company. Failure to take effective corrective actions can result in FDA enforcement action such as monetary fines, seizure of products, or injunction that could suspend manufacturing and compel recall of product.
     The Warning Letter addressed several deviations from regulatory requirements identified during the inspection and requested that the Company take corrective actions. Since then, additional FDA inspections in 2002, 2003 and 2004 found that certain deviations continued unresolved and identified additional deviations. The Company has invested approximately $2,000,000 in facility improvements, augmented personnel resources, enhanced process controls and has developed a comprehensive corrective action plan. The Company has been in regular communications with the FDA and has provided periodic reports of the Company’s progress in making corrections. In 2004, the FDA conducted two additional inspections of the Company’s Decatur manufacturing facility. The first, concluded on April 7, 2004, identified several deviations for which the Company provided the FDA with proposed corrective actions. The FDA initiated no enforcement action. Rather, the FDA notified the Company that another “confirmatory” inspection would be made to determine whether the deviations identified had been corrected. The confirmatory inspection concluded November 19, 2004. It identified deviations and the Company provided a written response to the FDA identifying our corrective actions. The Company met with the FDA in January 2005 and provided the status of these corrective actions. The FDA has not initiated any enforcement action. In a June 15, 2005 letter, the FDA provided comments and feedback on the Company’s response to the findings of the November 2004 inspection. This letter stated that the FDA would conduct another inspection of the Company’s Decatur manufacturing facility. It further advised that the upcoming inspection must show correction of the findings of FDA’s previous inspections and substantial compliance with all applicable regulatory requirements, or, at a minimum, an ongoing credible effort to achieve such compliance before it could consider changing the company’s regulatory status.
     In August 2005, the FDA conducted the inspection referenced in its June 15th letter. A Form FDA 483 notice of findings was issued citing several deviations. The Company submitted a comprehensive response to each deviation to the FDA on October 6, 2005. The Company believes its response effectively addresses all of the issues identified by the FDA and reflects its progress in meeting the FDA’s regulatory requirements. The Company’s management team met with the Chicago FDA District office senior managers on October 26, 2005 to ascertain the progress of the FDA’s review of the inspectional findings and its response. The Company sought feedback on its response to assure that it had effectively addressed all of the FDA’s concerns. The FDA offered no criticism of the Company’s responses, but indicated that its review was ongoing. Akorn expects a communication from the FDA sometime in the fourth quarter of 2005.
     If the FDA determines that Akorn has met the criteria of its June 15th letter, it may remove the sanctions of the 2000 Warning Letter. However, if it determines that the Company’s Decatur facility is not in substantial compliance, the FDA may initiate enforcement action including the following: (1) maintain the Warning Letter sanctions or issue a new Warning Letter; (2) seek a court-ordered injunction which may include suspension of some or all operations at the Decatur manufacturing facility until compliance is achieved and may require recall of products and monetary penalties and/or other sanctions; or (3) seize the Company’s products produced at the Decatur manufacturing facility. Any of these actions could significantly impair the Company’s ability to continue to manufacture and distribute products, generate cash from its operations and may result in a covenant violation under its senior debt.
     To date, the noncompliance of our Decatur manufacturing facility has prevented the Company from developing additional products at Decatur, some of which cannot be developed at its other manufacturing facility. The inability to fully use its Decatur manufacturing facility has had a material adverse effect on its business, financial condition and results of operations.
     Unless and until the Company corrects the FDA deviations at its Decatur manufacturing facility, it is doubtful that the FDA will approve any applications that may be submitted by the Company for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact its ability to grow sales.
     The Company anticipates validation and approval of their lyophilization facility by the FDA in early 2006 and being fully operational by mid-2006. However, the commissioning of this facility is contingent upon a successful pre-approval inspection to be conducted by the FDA.

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
     On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and its consultant AEG Partners, LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants. AEG exercised 200,000 warrants during the nine months ended September 30, 2005 and has 1,050,000 warrants remaining as of September 30, 2005.
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
NOTE L — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 61% and 60% of Akorn’s gross revenues and 46% and 49% of net revenues for the three months ended September 30, 2005 and 2004, respectively. They accounted for approximately 61% and 64% of the gross accounts receivable balances as of September 30, 2005 and 2004, respectively. These three customers accounted for 60% and 52% of Akorn’s gross revenues and 45% and 40% of net revenues for the nine months ended September 30, 2005 and 2004, respectively. No other customer accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     For the three months ended September 30, 2005, no supplier accounted for 10% or more of the Company’s purchases. For the three months ended September 30, 2004, Cardinal Health PTS, LLC accounted for 26% of its purchases. For the nine months ended September 30, 2005, purchases from Cardinal Health PTS, LLC accounted for approximately 21% of its purchases. For the nine months ended September 30, 2004, Cardinal Health PTS, LLC accounted for 15% of its purchases.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO 2004
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Ophthalmic segment	$5,779	$8,807
Injectable segment	3,152	3,872
Contract Services segment	2,054	2,709

Total revenues	$10,985	$15,388

     Consolidated revenues decreased $4,403,000 or 28.6% in the quarter ended September 30, 2005 compared to the same period in 2004.
     Ophthalmic segment revenues decreased $3,028,000 or 34.4%, primarily due to stronger sales of our diagnostic and therapeutic products late in 2004 as well as pricing discounts in 2005. The Injectable segment decrease of $720,000 or 18.6% for the quarter compared with the same period in 2004 was primarily due to pricing discounts in 2005, as well as a significant product return in our antidote/poison control product group. Contract Services revenues decreased by 24.2% mainly due to reduced contract manufacturing and research services. The pharmaceutical industry is highly competitive in generic products and price discounts are typical in the ordinary course of business.
     Consolidated gross margin was 33.4% for the third quarter of 2005 as compared to a gross margin of 44.0% in the same period a year ago due to lower sales in the higher margin antidote/poison control products and reduced sales of our diagnostic products segment during the third quarter 2005, as well as pricing discounts in both the ophthalmic and injectable segments. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses decreased 4.3%, to $3,894,000 from $4,068,000, during the quarter ended September 30, 2005 as compared to the same period in 2004. The key components of this decrease in 2005 were reduced bonus expense of $177,000, $277,000 in decreased professional fees and $77,000 in lower freight costs, partially offset by an FDA establishment fee of $124,000 as well as net bad debt expense in the third quarter 2005 of $187,000 versus net bad debt recoveries in the third quarter 2004 of $63,000.
     Amortization and write-down of intangible assets increased to $353,000 from $311,000 or 13.8% during the quarter ended September 30, 2005 as compared to the same period in 2004, mainly due to amortization on licensing rights acquired in December 2004.
     Research and development (“R&D”) expense increased 228.3% in the quarter, to $1,438,000 from $438,000 for the same period in 2004 mainly due to the $562,000 expense amortization for our Joint Venture Company (see Note A), $302,000 of regulatory expenses due to increased compliance efforts and $245,000 of lyophilization development/validation expenses in 2005.
     Interest expense for the third quarter of 2005 was $595,000 versus $996,000 for the same period in 2004, a 40.3% decrease compared to the same period in the prior year. The majority of this decrease is due to higher refinancing cost amortization of $461,000 incurred in 2004 associated with the LaSalle Bank term loans.
     For the three-month period ended September 30, 2005 the income tax provision was $2,000 versus a $44,000 income tax benefit for the three months ending September 30, 2004.
     We reported a net loss of $2,614,000 for the three months ended September 30, 2005, versus net income of $2,587,000 for the same period in 2004.
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO 2004
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Ophthalmic segment	$17,102	$22,613
Injectable segment	10,415	8,177
Contract Services segment	6,227	7,334

Total revenues	$33,744	$38,124

     Consolidated revenues decreased $4,380,000 or 11.5% for the nine months ended September 30, 2005 compared to the same period in 2004.
     Ophthalmic segment revenues decreased $5,511,000 or 24.4%, primarily due to the stronger market demand of our diagnostic and therapeutic products late in 2004, as well as pricing discounts in 2005. The pharmaceutical industry is highly competitive in generic products and price discounts are typical in the ordinary course of business (see Note E). The Injectable segment increase of $2,238,000 or 27.4% for the year compared with the same period in 2004 was due to significantly higher volumes associated with our antidote/poison control products, anesthesia and analgesics products, as well as the re-introduction of our Indigo Carmine product. Contract Services revenues decreased by 15.1% mainly due to reduced contract manufacturing and research services. Unless and until we correct the FDA deviations at our Decatur manufacturing facility, it is doubtful the FDA will approve any applications that may be submitted by us for products to be manufactured in Decatur. This has adversely impacted, and is likely to continue to adversely impact our ability to grow sales. See Item 1. Financial Statements, Note K — “Commitments and Contingencies” and Part II. Other Information — Item 1. “Legal Proceedings.”
     Year to date consolidated gross margin was 35.2% for 2005 as compared to a gross margin of 37.0% in the same period a year ago due to lower margins in our therapeutic product segment due to volume, pricing discounts and product sales mix, partially offset by higher sales in the higher margin antidote/poison control products and anesthesia and analgesics products segment. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses increased 7.3%, to $10,961,000 from $10,218,000, for the year to date period ended September 30, 2005 as compared to the same period in 2004. The key components of this increase in 2005 were significant net bad debt recoveries of $490,000 in 2004 versus net bad debt expense in 2005 of $71,000, an FDA establishment fee expense of $391,000, partially offset by lower professional fees of $260,000 in 2005.
     Amortization and write-down of intangible assets year-to-date through September 30, 2005 decreased 59.7% to $1,157,000 from $2,871,000 in the prior year primarily due to $1,849,000 in impairment charges taken in 2004.
     R&D expense increased 265.5% for the nine month period ending September 30, 2005, to $4,203,000 from $1,150,000 for the same period in 2004 mainly due to the $1,813,000 expense amortization for our Joint Venture Company (see Note A), $747,000 in regulatory expenses due to increased compliance efforts and $676,000 of lyophilization development/validation expenses in 2005.
     Interest expense for the nine month period ending September 30, 2005 was $1,705,000 versus $3,709,000, a 54.0% decrease compared to the same period in the prior year. The majority of this decrease is due to dividends on the Series A Preferred Stock being classified as interest expense in 2004 ($1,064,000), but not in 2005, as well as higher refinancing cost amortization of $1,112,000 incurred in 2004 associated with the LaSalle Bank term loans. Other income for the nine months ended September 30, 2005 was due to a $1,212,000 gain on the retirement of the NeoPharm Note. Other income in 2004 reflected the dispute settlements with Novadaq ($1,287,000) and AEG ($295,000).
     For the nine-month period ended September 30, 2005, we recorded income tax expense of $17,000 in 2005 versus $42,000 of tax benefit in the same period in the prior year.
     We reported a net loss of $4,968,000 for the nine months ended September 30, 2005, versus a net loss of $2,212,000 for the same period in 2004.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the nine month period ended September 30, 2005, we provided $602,000 in cash from operations, primarily due to a $4,761,000 decrease in accounts receivable, offset by the net loss, which was offset by non-cash amortization and depreciation, and a $1,500,000 prepayment to our Joint Venture Company to develop ANDAs and a $3,279,000 reduction in accounts payable. Investing activities during the nine month period ended September 30, 2005 include a $75,000 licensing fee, as well as $744,000 of capital expenditures primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities used $1,869,000 in cash, due to the $2,500,000 repayment of the NeoPharm Note, offset by $884,000 proceeds from stock option and warrant exercises.
     During the nine-month period ended September 30, 2004, we used $1,879,000 in cash from operations, primarily due to increases in accounts receivables and inventories and $1,250,000 prepayment to our Joint Venture Company, offset in part by non-cash adjustments for amortization and depreciation. Investing activities during the nine-month period ended September 30, 2004 include the $2,000,000 Novadaq cash settlement received as well as $611,000 of capital expenditures primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $6,001,000 in cash, due to the proceeds from the August 2004 equity financing of $13,044,000, a portion of which was used to extinguish the outstanding bank debt of $7,664,000.
     As of September 30, 2005, we had $2,024,000 in cash and $10,000,000 of undrawn availability under our Credit Facility with LaSalle Bank (the “Credit Facility”). We believe that our realigned balance sheet, access to our line of credit and cash flows from operations will be sufficient to operate our business for the next twelve months.
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
FDA Compliance Matters
     As described in more detail in Item I. Financial Statements, Note K — “Commitment and Contingencies,” we continue to be subject to potential claims by the FDA. We have submitted to the FDA and have implemented a plan for comprehensive corrective actions at our Decatur, Illinois manufacturing facility and are seeking to resolve our ongoing compliance matters. However, an unfavorable outcome may have a material impact on our operations and our financial condition, results of operations and/or cash flows and may constitute a covenant violation under the Credit Facility, any or all of which could have an adverse effect on our liquidity.
Facility Expansion
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. As of September 30, 2005, we had spent approximately $18,863,000 on the lyophilization expansion and anticipate the need to spend approximately $2,000,000 of additional funds to complete the expansion. The majority of the additional spending will be focused on validation testing of the lyophilization facility as the major capital equipment items are currently in place.
     Subject to, among other things, our ability to generate operating cash flow or to obtain new financing for future operations, commissioning of the lyophilization facility in early 2006 will be contingent upon a successful pre-approval inspection to be conducted by the FDA. Manufacturing capabilities for lyophilized products are subsequently projected to be in service by mid-2006.
Credit Facility
     As described in Item 1. Financial Statements, Note H — “Financing Arrangements”, our Credit Facility consists of the Revolving Commitment amount (“Revolver”) that is secured by substantially all of our assets. The Credit Facility was set to expire on October 7, 2005. We renewed this Credit Facility with LaSalle on September 30, 2005 and the renewed Credit Facility now matures on September 30, 2008. The renewal increases the Revolver from $5,000,000 to $10,000,000. The borrowing rate was reduced to the LaSalle prime rate (6.75% at September 30, 2005) plus 0.5% from the previous rate of LaSalle prime plus 1.5%.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note B to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in the application of the critical accounting policies since December 31, 2004.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change our annual interest expenditures by approximately $101,000, based on current levels of borrowing and related base interest rates.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We continue to be subject to potential claims by the FDA, which are described in more detail in Item I. Financial Statements, Note K — “Commitment and Contingencies”. We have submitted to the FDA and have implemented a plan for comprehensive corrective actions at our Decatur, Illinois manufacturing facility and are seeking to resolve our ongoing compliance matters.
     We are a party in other legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, we at this time do not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 23, 2005, we filed a Registration Statement on Form S-3 (File No. 333-127794) (the “S-3”) with the SEC, which was declared effective on September 7, 2005. Pursuant to Rule 429 under the Securities Act of 1933, the prospectus included in the S-3 is a combined prospectus and relates to the previously filed Registration Statement on Form S-1 (File No. 333-119168) (the “S-1”), as to which the S-3 constitutes Post-Effective Amendment No. 3. Such Post-Effective Amendment became effective concurrently with the effectiveness of the S-3. The S-3 relates to the resale of 64,964,680 shares, no par value per share, of our common stock by the selling stockholders identified in the S-3, which have been issued or reserved for issuance upon the conversion or exercise of presently outstanding shares of our Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”), shares of Series B 6.0% Participating Convertible Preferred Stock (“Series B Preferred Stock”), warrants and convertible notes, including shares estimated to be issuable in satisfaction of accrued and unpaid dividends and interest on shares of preferred stock and convertible notes, respectively. Of the 64,964,680 shares of our common stock registered under the S-3, 60,953,394 of such shares were registered under the S-1. The shares of common stock registered by the S-3 and the S-1 represent the number of shares that have been issued or are issuable upon the conversion or exercise of the Series A Preferred Stock, Series B Preferred Stock, warrants and convertible notes described in the Registration Statement, including shares estimated to be issuable in satisfaction of dividends accrued and unpaid through December 31, 2007 and interest accrued and unpaid through December 20, 2006 on such securities.
With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of October 31, 2005, we are aware of the sale of 827,712 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
     For the quarter ended September 30, 2005, we issued the following equity securities: (i) On July 15, 2005, Baystar Capital II, LP converted 2,700 shares Series B Preferred Stock plus accrued dividends of $14,784 into 105,476 shares of our common stock at a conversion price of $2.70 per share, and (ii) On September 16, 2005, AEG Partners, LLC exercised warrants to purchase 100,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $75,000. The issuance of such shares was made as a private placement under Section 4(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company dated September 16, 2004, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amended and Restated By-laws of the Company incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on June 14, 2005.

(4.1)	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.2)	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.3)	Form of Warrant Agreement dated October 7, 2003 between the Company and certain investors, incorporated by reference to Exhibit 4.3 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.4)	Warrant Agreement dated October 7, 2003 between the Company and The John N. Kapoor Trust dated 9/20/89 issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.4 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.5)	Warrant Agreement dated October 7, 2003 between the Company and Arjun C. Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.6)	Warrant Agreement dated October 7, 2003 between the Company and The John N. Kapoor Trust dated 9/20/89 issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.7)	Warrant Agreement dated October 7, 2003 between the Company and Arjun C. Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.8)	Warrant Agreement dated October 7, 2003 between the Company and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.9)	Registration Rights Agreement dated October 7, 2003 among the Company and certain investors, incorporated by reference to Exhibit 4.9 to the Company’s report on Form 8-K filed on October 24, 2003.

(4.10)	Form of Subscription Agreement between the Company and certain investors, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed on August 24, 2004.

(4.11)	Form of Common Stock Purchase Warrant between the Company and certain investors, incorporated by reference to Exhibit 4.2 to the Company’s report on Form 8-K filed on August 24, 2004.

(4.12)	Warrant Purchase and Registration Agreement dated June 18, 2003 between the Company and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed on August 27, 2004.

(4.13)	Stock Registration Rights Agreement dated November 15, 1990 between the Company and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.14)	Stock Purchase Agreement dated November 15, 1990 between the Company and The John N. Kapoor Trust dated

Exhibit No.	Description
9/20/89, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 filed on September 21, 2004.

(10.1)	Fourth Amendment to the Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on October 5, 2005.

(10.2)	Master Letter of Credit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K filed on October 5, 2005.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer
(Duly Authorized and Principal Financial Officer)
Date: November 7, 2005