Form 10-K
period 2005-12-31
AKORN INC
filed 2006-03-30
CIK 3116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2005

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
Common Stock, No Par Value
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Note — Checking the box above will not relieve any Registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer: ☐           Accelerated filer: ☐           Non-accelerated filer: ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the Registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s common stock) of the Registrant as of June 30, 2005 was approximately $37,743,328.
The number of shares of the Registrant’s common stock, no par value per share, outstanding as of March 10, 2006 was 69,897,765.
Documents incorporated by reference: Definitive Proxy Statement for the 2006 Annual Meeting incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Forward-Looking Statements and Factors Affecting Future Results
     Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, belief or expectations are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:
•	Our ability to comply with all of the requirements of the Food and Drug Administration, including current Good Manufacturing Practices regulations;

•	Our ability to obtain regulatory approvals of, commence operations at and obtain business for our new lyophilization facility;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-K and our other Securities and Exchange Commission filings.
     See Item 1A. Risk Factors on pages 8 through 15. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I
Item 1. Business
     We manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Our customers include physicians, optometrists, hospitals, wholesalers, group purchasing organizations and other pharmaceutical companies. We are a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our headquarters and certain operations to Illinois. We have a wholly owned subsidiary named Akorn (New Jersey), Inc., which operates in Somerset, New Jersey and is involved in manufacturing, product development, and administrative activities related to our ophthalmic and injectable segments.
     We classify our operations into three identifiable business segments, ophthalmic, injectable and contract services. These three segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 8. Financial Statements and Supplementary Data, Note M — “Segment Information.”
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
     Manufacturing. We have manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See Item 2. Properties. We manufacture a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for our ophthalmic and injectable segments. Our Decatur facility manufactures products for all three of our segments. Our Somerset facility manufactures ophthalmic solutions and ointment products. We have added freeze-dried (lyophilized) manufacturing capabilities at our Decatur manufacturing facility and are currently in the process of validating the lyophilization facility for commercial production. We intend to develop an internal Abbreviated New Drug Application (“ANDA”) lyophilized product pipeline. See Item 1A. Risk Factors — “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities.”
     Sales and Marketing. While we are working to expand our proprietary product base through internal development and external product licensing development, the majority of our current products are non-proprietary. We rely on our efforts in marketing, distribution, product development and low cost manufacturing to maintain and increase our market share.
     Our ophthalmic segment uses a three-tiered sales effort. Outside sales representatives sell directly to retina surgeons and ophthalmic group practices. In-house sales (telemarketing) and customer service (catalog sales) sell to office-based ophthalmic physicians and hospitals. A national account group contracts with wholesalers, retail chains and other group purchasing organizations that represent hospitals in the United States. Contract services markets our contract manufacturing services through direct mail, trade shows and direct industry contacts.
     Research and Development. As of December 31, 2005, we had 23 ANDAs for generic pharmaceuticals in various stages of internal development. We have an additional 85 ANDAs in various stages of development through various strategic agreements with nine external partners. In most, but not all, instances we own the ANDAs that are produced by our strategic partnerships. We plan to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing us to compete by marketing generic equivalents. See “Government Regulation” below.

     In 2004 we began to enter into strategic partnerships for the development and marketing of a number of products, a discussion of which is below:
     Under an agreement we entered into in 2004 with Strides Arcolab Limited (“Strides”), Akorn-Strides, LLC (the “Joint Venture Company”), of which we and Strides are both 50% owners, is developing patent-challenge products and ANDA products for the U.S. hospital and retail markets. We have each funded Akorn-Strides, LLC with $1,500,000. See Item 8. Financial Statements and Supplementary Data, Note Q — “Business Alliances”. As our strategic partner, Strides is responsible for developing, manufacturing and supplying products that we will sell and market in the United States on an exclusive basis.
     Also in 2004, we and FDC Limited entered into a purchase and supply agreement, which would provide us with an ophthalmic finished dosage form product pipeline for exclusive use in the United States and Canada. FDC Limited is to develop and manufacture the ophthalmic products, which we will market directly in the United States.
     In October 2004, we entered into an exclusive drug development and distribution agreement for oncology drug products for the United States and Canada with Serum Institute of India, Ltd. (“Serum”). Serum is currently building a facility in Pune, India for the manufacture of these products. We will own the ANDAs and buy products from Serum under a negotiated transfer price arrangement. Once the products are approved, we will market and sell them in the United States and Canada under our label.
     On November 16, 2004, we entered into an Exclusive License and Supply Agreement with Hameln Pharmaceuticals (“Hameln”) for two Orphan Drug New Drug Applications (“NDAs”) — Calcium-DTPA and Zinc-DTPA — which were both approved by the Food and Drug Administration (“FDA”) in August 2004. These products are antidotes for the treatment of radioactive poisoning. Under the terms of the agreement, we paid a one-time license fee of 1,550,000 Euros ($2,095,000) for an exclusive license for five years, subject to extension for successive two-year periods. Orphan drug exclusivity status is granted by the FDA for a period of seven years from the date of approval of the NDA. Hameln manufactures both drugs, and we market and distribute both drugs in the United States and Canada. We share revenues 50:50, subject to adjustments. We pay any annual FDA establishment fees and for the cost of any post-approval studies. On December 30, 2005 we were awarded a $21,491,000 contract from the United States Department of Health and Human Services (“HHS”) for these products which we subsequently sold to HHS in March of 2006.
     During 2005, we paid The University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”) $75,000 for the right to license a patent called “M-EDTA Pharmaceutical Preparations of Uses Thereof.” Under the terms of the agreement we entered into with M.D. Anderson, we will also fund clinical trials and pay a milestone license fee upon FDA approval and then pay royalties for the life of the patent.
     On January 10, 2005, we entered into an agreement with Apotex Corporation (“Apotex”). Under the terms of the agreement, Apotex manufactures ophthalmic products in finished dosage forms for us, and we market these products under our label. The agreement includes ophthalmic products currently available from Apotex, as well as select products in Apotex’s ophthalmic research and development pipeline.
     On March 7, 2006, we entered into a 10-year exclusive agreement with Cipla, Ltd. (“Cipla”), an Indian pharmaceutical company located in Mumbai, India. Under the terms of the agreement, Cipla manufactures and supplies an oral anti-infective ANDA drug product using our formulation, and we are responsible for the ANDA regulatory submission and clinical development. We also fund the purchase of specialized manufacturing equipment and pay Cipla milestone fees for Cipla’s assistance with ANDA development and submission. We agreed to purchase the product from Cipla and Cipla agreed to supply the product to us on an exclusive basis in the United States. We will own the ANDA in the United States.
     Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of our personnel. No assurance can be given as to whether we will file NDAs, or ANDAs, when anticipated, whether we will develop marketable products based on any filings we do make, or as to the actual size of the market for any such products, or as to whether our participation in such market would be profitable. See “Government Regulation” on page seven and Item 1A. Risk Factors — Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities.
     We also maintain a business development program that identifies potential product acquisition or product licensing candidates. We have focused our business development efforts on products that complement our existing product lines and that have few or no competitors in the market.

     At December 31, 2005, ten of our full-time employees were involved in product research and business development.
     Research and development costs are expensed as incurred. Such costs amounted to $4,510,000, $1,861,000, and $1,465,000, for the years ended December 31, 2005, 2004, and 2003, respectively.
     Patents, Trademarks and Proprietary Rights. We consider the protection of discoveries in connection with our development activities important to our business. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2005, we had received seven U.S. patents and had four additional U.S. patent applications pending.
     We also rely upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See Item 1A. Risk Factors — Our patents and proprietary rights may not adequately protect our products and processes.
     Employee Relations. At December 31, 2005, we had 327 full-time employees, 269 of whom were employed by us and 58 by our wholly owned subsidiary, Akorn (New Jersey), Inc. Akorn-Strides, LLC has no employees. We believe we enjoy good relations with our employees, none of whom are represented by a collective bargaining agent.
     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A. Risk Factors — Our industry is very competitive; changes in technology could render our products obsolete.
     The companies that compete with our ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Novartis and Bausch & Lomb, Inc. The ophthalmic segment competes primarily on the basis of price and service.
     The companies that compete with our injectable segment include both generic and name brand companies such as Hospira, Teva, American Pharmaceutical Partners and Baxter. The injectable segment competes primarily on the basis of price.
     Competitors in our contract services segment include Baxter, Hospira and Patheon. The contract services segment competes primarily on the basis of price and technical capabilities.
     Suppliers and Customers. In both 2005 and 2004, purchases from Cardinal Health PTS, LLC accounted for approximately 17% of our purchases. No supplier of products accounted for more than 10% of our purchases in 2003. We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations.
     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. Those distributors are:
•	AmerisourceBergen Corporation (“AmerisourceBergen”)

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Drug Company (“McKesson”).

     These three wholesale drug distributors accounted for approximately 69% of our total gross sales and 46% of our revenues in 2005, and 76% of our gross accounts receivable as of December 31, 2005. The difference between gross sales and revenue is that gross sales do not reflect the deductions for chargebacks, rebates and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies”). The percentages of gross sales, revenue and gross trade receivables attributed to each of these three wholesale drug distributors for the years ended December 31, 2005 and December 31, 2004 were as follows:

	2005			2004
	Gross		Gross Accounts	Gross		Gross Accounts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable
AmerisourceBergen	24%	16%	28%	14%	10%	17%
Cardinal	28%	19%	29%	25%	20%	51%
McKesson	17%	11%	19%	18%	16%	6%
     AmerisourceBergen, Cardinal and McKesson are distributors of our products as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. We consider our business relationships with these three wholesalers to be in good standing and have fee for services contracts with Cardinal and McKesson. We have also established a fee for service contract with AmerisourceBergen, which began in January 2006. A change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A Risk factors — We depend on a small number of distributors, the loss of any of which could have a material adverse effect
     Backorders. As of December 31, 2005, we had approximately $1,400,000 of products on backorder as compared to approximately $2,400,000 of backorders as of December 31, 2004. This decrease in backorders is due to higher production levels in 2005. We anticipate filling all current open backorders during 2006.
     Government Regulation. Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the FDA, the Drug Enforcement Administration (“DEA”), the Federal Trade Commission (“FTC”) and other federal, state and local agencies. The federal Food, Drug and Cosmetic Act (the “FDC Act”), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products that we manufacture and market. The FDA inspects drug manufacturers and storage facilities to determine compliance with its current Good Manufacturing Practices (“cGMP”) regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve NDAs and criminal prosecution. The FDA also has the authority to revoke approval of drug products.
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
     FDA Warning Letter. The FDA issued a Warning Letter to us in October 2000 following a routine inspection of our Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. The Warning Letter cited violations of regulatory requirements identified during the 2000 inspection and requested that we take corrective actions. Under the terms of the Warning Letter, we were unable to obtain any approvals to market new products and government agencies were notified of our non-compliant status. Additional FDA inspections in 2002, 2003 and 2004 identified additional and recurring violations resulting in continuance of the Warning Letter. During this time, the FDA initiated no enforcement action.
     Since 2000, and in response to the violations cited by the FDA, we implemented a comprehensive systematic corrective action plan at our Decatur manufacturing facility. We maintained regular communications with the FDA and provided periodic progress reports.

     On December 13, 2005, the FDA notified us that we had satisfactorily implemented corrective actions and the FDA had determined that our Decatur manufacturing facility was in substantial compliance with cGMP regulations. Consequently, the restrictions of the Warning Letter were removed and we became eligible for new product approvals for products manufactured at our Decatur manufacturing facility.
     While under the Warning Letter restrictions from 2000 to 2005, our inability to fully utilize the capabilities of the Decatur manufacturing facility had a material adverse effect on our business, financial condition and results of operations.
     Product Recalls. There were no product recalls during 2005 or 2004. In February 2003, we recalled two products, Fluress and Fluoracaine, due to container/closure integrity problems resulting in leaking containers. The recall was classified by the FDA as a Class II Recall, which means that the use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or that the probability of serious health consequences as a result of such use or exposure is remote. The financial impact of this recall was not material to us as our customers did not hold significant inventories of these products.
     In March 2003, as a result of the FDA inspections performed from December 10, 2002 to February 6, 2003, we recalled twenty-four lots of product produced from the period December 2001 to June 2002 in one of our production rooms at our Decatur manufacturing facility. The majority of the lots recalled were for third party contract customer products. Subsequent to this decision and after discussions with the FDA, eight of the original twenty-four lots were exempted from the recall due to medical necessity. The recall was classified by the FDA as a Class II Recall. The financial impact of this recall was not material to us as our customers did not hold significant inventories of these products.
     DEA Regulation. We also manufacture and distribute several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product.
     On March 6, 2002, we received a letter from the United States Attorney’s Office, Central District of Illinois, Springfield, Illinois, advising us that the DEA had referred a matter to that office for a possible civil legal action for alleged violations of the Comprehensive Drug Abuse Prevention Control Act of 1970, 21 U.S.C. § 801 et. seq. (“Comprehensive Drug Act”), and regulations promulgated thereunder. The alleged violations relate to record keeping and controls surrounding the storage and distribution of controlled substances. Without admitting to any of the allegations, on November 6, 2002, we entered into a Civil Consent Decree with the DEA (the “Civil Consent Decree”). Under terms of the Civil Consent Decree, without admitting any of the allegations in the complaint from the DEA, we agreed to pay a fine of $100,000, upgrade our security system and to remain in substantial compliance with the Comprehensive Drug Act. If we failed to remain in substantial compliance during the two-year period following the entry of the Civil Consent Decree, we, in addition to other possible sanctions, might have been held in contempt of court and ordered to pay an additional $300,000 fine. We completed the upgrades to our security system in 2003 and have received no further notice from the DEA in connection with the Civil Consent Decree. The two-year compliance period lapsed on November 6, 2004. We were inspected by the DEA in February 2005 and the DEA has not informed us of any further violations.
     Environment. We do not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.
     Foreign Sales. During 2005, 2004 and 2003, approximately $3,666,000, $5,435,000 and $3,151,000, respectively, of our revenues were from external customers located in foreign countries.
Item 1A. Risk Factors.
We have experienced recent operating losses, working capital deficiencies and negative cash flows from operations, and these losses and deficiencies may continue in the future.
     Our recent operating losses, working capital deficiencies and negative cash flows from operations may continue in the future and there can be no assurance that our financial outlook will improve. For the years ended December 31, 2005 and 2004, our operating losses were $7,479,000 and $368,000, respectively. We experienced negative cash flows from operations for the years ended December 31, 2005 and 2004 of $148,000 and $3,461,000, respectively. There can be no assurance that our results of operations will improve in the future. If our results of operations do not improve in the future, an investment in our common stock could be negatively affected.
We have invested significant resources in the development of lyophilization manufacturing capability, and we may not realize the benefit of these efforts and expenditures.

     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. Validation and approval of the lyophilization facility by the FDA is anticipated in the second quarter of 2006.
     As of December 31, 2005, we had spent approximately $19,691,000 on the lyophilization expansion and anticipate the need to spend approximately $1,000,000 of additional funds (excluding capitalized interest) which will primarily be used for testing and validation as the major capital equipment items are currently in place. In addition, we are working toward the development of an internal ANDA lyophilized product pipeline. Manufacturing capabilities for lyophilized products are projected to be in place by mid-2006. However, there is no guarantee that we will be successful in completing development of lyophilization capability, or that other intervening events will not occur that reduce or eliminate the anticipated benefits from such capability. For instance, the market for lyophilized products could significantly diminish or be eliminated, or new technological advances could render the lyophilization process obsolete, prior to our entry into the market. There can be no assurance that we will realize the anticipated benefits from our significant investment into lyophilization capability at our Decatur manufacturing facility, and our failure to do so could significantly limit our ability to grow our business in the future.
We depend on a small number of distributors, the loss of any of which could have a material adverse effect.
     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. The following three distributors, AmerisourceBergen, Cardinal and McKesson, accounted for approximately 69% of total gross sales and 46% of total revenues in 2005, and 76% of gross trade receivables as of December 31, 2005. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products for many other companies. The loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations and lead to a violation of debt covenants. A change in purchasing patterns, inventory levels, increases in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue and results of operations.
Certain of our directors are subject to conflicts of interest.
     Dr. John N. Kapoor, Ph.D., our chairman of our board of directors, our chief executive officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc. (“EJ Financial”), a health care consulting investment company. EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete. The Kapoor Trust has also loaned us $5,000,000 resulting in Dr. Kapoor effectively becoming a major creditor of ours as well as a major shareholder. Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.
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
     Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. We may not meet our anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that we have submitted or anticipate submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our strategic business alliance infrastructure. There can be no assurance that we or our strategic business alliances will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into our existing product lines. In addition, there can be no assurance that we will receive all necessary FDA approvals or that such approvals will not involve delays, which adversely affect the marketing and sale of our products. Our failure to develop new products, to maintain substantial compliance with FDA compliance guidelines or to receive FDA approval of ANDAs or NDAs, could have a material adverse effect on our business, financial condition and results of operations.
We have entered into several strategic business alliances which may not result in marketable products.
     We have entered several strategic business alliances that have been formed to supply us with low cost finished dosage form products. Since 2004, we have entered into various purchase and supply agreements, license agreements, and a joint venture that are all designed to provide finished dosage form products that can be marketed through our distribution pipeline. However, there can be no assurance that any of these agreements will result in FDA-approved ANDAs or NDAs, or that we will be able to market any such finished dosage form products at a profit. In addition, any clinical trial expenses that we incur may result in adverse financial consequences to our business.
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

We can be subject to legal proceedings against us, which may prove costly and time-consuming even if meritless.
     In the ordinary course of our business, we can be involved in legal actions with both private parties and certain government agencies. To the extent that our personnel may have to spend time and resources to pursue or contest any matters that may be asserted from time to time in the future, this represents time and money that is not available for other actions that we might otherwise pursue which could be beneficial to our future. In addition, to the extent that we are unsuccessful in any legal proceedings, the consequences could have a negative impact on our business, financial condition and results of operations. See Item 3. Legal Proceedings.
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
     Federal and state government agencies regulate virtually all aspects of our business. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record keeping, distribution, storage and advertising of our products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Noncompliance with applicable United States regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, recommendations by the FDA against governmental contracts and criminal prosecution. Any of these could have a material adverse effect on our business, financial condition and results of operations. New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes or new legislation could have a material adverse effect on our business, financial condition and results of operations. See “Government Regulation.”
     FDA regulations. All pharmaceutical manufacturers, including us, are subject to regulation by the FDA under the authority of the FDC Act. Under the FDC Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products, to seek civil and monetary penalties and to criminally prosecute violators. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products we market or the halting of our manufacturing operations, could have a material adverse effect on our business, financial condition and results of operations. In addition, product recalls may be issued at our discretion, or at the request of the FDA or other government agencies having regulatory authority for pharmaceutical products. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that restriction or prohibition on sales, halting of manufacturing operations or recalls of our pharmaceutical products will not occur in the future. Any such actions could have a material adverse effect on our business, financial condition and results of operations. Further, such actions, in certain circumstances, could constitute an event of default under the terms of our various financing relationships.
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
     We were previously subject to an FDA Warning Letter which the FDA issued to us in October 2000 following a routine inspection of our Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. The Warning Letter cited violations of regulatory requirements identified during the 2000 inspection and requested that we take corrective actions. Under the terms of the Warning Letter, we were unable to obtain any approvals to market new products and government agencies were notified of our non-compliant status. Additional FDA inspections in 2002, 2003 and 2004 identified additional and recurring violations resulting in continuance of the Warning Letter. During this time, the FDA initiated no enforcement action.
     Since 2000, and in response to the violations cited by the FDA, we implemented a comprehensive systematic corrective action plan at our Decatur manufacturing facility. We maintained regular communications with the FDA and provided periodic progress reports.
     On December 13, 2005, the FDA notified us that we had satisfactorily implemented corrective actions and that the FDA had determined that our Decatur manufacturing facility was in substantial compliance with cGMP regulations. Consequently, the restrictions of the 2000 Warning Letter were removed and we became eligible for new product approvals for products manufactured at our Decatur manufacturing facility.
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

     We are subject to extensive DEA regulation, which could result in our being fined or otherwise penalized. We also manufacture and sell drugs which are “controlled substances” as defined in the federal Controlled Substances Act and similar state laws, which impose, among other things, certain licensing, security and record keeping requirements administered by the DEA and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The DEA could limit or reduce the amount of controlled substances which we are permitted to manufacture and market. See Item 1. Business — DEA Regulation.
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
     There were no product recalls in 2004 or 2005. In February 2003, we recalled two products, Fluress and Fluoracaine, due to container/closure integrity problems resulting in leaking containers. The recall was classified by the FDA as a Class II Recall, which means that the use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or that the probability of serious health consequences as a result of such use or exposure is remote. In March 2003, as a result of the December 10, 2002 to February 6, 2003 FDA inspection, we recalled twenty-four lots of product produced from the period December 2001 to June 2002 in one of our production rooms at our Decatur manufacturing facility. The majority of the lots recalled were for third party contract customer products. Subsequent to this decision and after discussions with the FDA, eight of the original twenty-four lots were exempted from the recall due to medical necessity. The recall was classified by the FDA as a Class II Recall.
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
     The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (i) successfully challenge our patents or proprietary rights; (ii) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed there from. Consequently, there can be no assurance that others will not independently develop pharmaceutical products similar to or obsoleting those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.
Concentrated ownership of our common stock and our registration of shares for public sale creates a risk of sudden changes in our share price.
     The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. We registered 64,964,680 shares held by certain of our investors for sale under a registration statement on a Form S-1 and a Form S-3 filed with the Securities and Exchange Commission (“SEC”). Sales of these shares on the open market could cause the price of our stock to decline.
Exercise of warrants and the conversion of subordinated debt and preferred stock may have a substantial dilutive effect on our common stock.
     If the price per share of our common stock at the time of exercise or conversion of any preferred stock, warrants, options, convertible subordinated debt, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2005, holders of our convertible securities would receive 44,425,407 shares of our common stock upon conversion and holders of our outstanding warrants and options would receive 15,028,256 shares of our common stock at a weighted average exercise price of $1.79 per share. The amount of such dilution that may result from the exercise or conversion of the foregoing, however, cannot currently be determined as it would depend on the difference between our common stock price and the price at which such convertible securities were exercised or converted at the time of such exercise or conversion. For example, on January 13, 2006, all 241,122 outstanding shares of our Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”) were converted into 36,796,755 shares of common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition and Liquidity — Preferred Stock and Warrants. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock and which result in substantial dilution of the existing ownership interests of our common shareholders.
The terms of our preferred stock may reduce the value of our common stock.

     We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. As of December 31, 2005, we had 241,122 shares outstanding of Series A Preferred Stock and on January 13, 2006, all of those shares, including the related accrued and unpaid dividends, were converted into 36,796,755 shares of common stock. On December 31, 2005, we had 106,600 shares of Series B 6.0% Participating Convertible Preferred Stock (“Series B Preferred Stock”) outstanding, and 4,601,828 additional shares of preferred stock remained authorized for issuance. Our board of directors may determine whether to issue additional shares of preferred stock and the terms of such preferred stock without further action by holders of our common stock. If we issue additional shares of preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We continue to seek capital for the growth of our business, and this additional capital may be raised through the issuance of additional preferred stock.
Our obligations to pay dividends on our preferred stock decrease the returns available to our common shareholders.
     Our Series B Preferred Stock bears cumulative dividends at the rate of 6.0%. These dividends are payable in cash, or in our discretion, in additional conversion rights. If dividends are paid in cash, this decreases our working capital available for operations. If dividends are paid in additional conversion rights, this results in further dilution of our common shareholders. In either case, the equity per outstanding common share declines, which can cause a decrease in the value of our common stock. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Condition and Liquidity — Preferred Stock and Warrants.”
We experience significant quarterly fluctuation of our results of operations, which may increase the volatility of our stock price
     Our results of operations may vary from quarter to quarter due to a variety of factors including, but not limited to, the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for our products, expenditures to comply with governmental requirements for manufacturing facilities, expenditures incurred to acquire and promote pharmaceutical products, changes in our customer base, a customer’s termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by our competitors, loss of key personnel, changes in the mix of products sold by us, changes in sales and marketing expenditures, competitive pricing pressures, expenditures incurred to pursue or contest pending or threatened legal action and our ability to meet our financial covenants. There can be no assurance that we will be successful in avoiding losses in any future period. Such fluctuations may result in volatility in the price of our common stock.
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
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Since August 1998, our headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. We lease approximately 48,000 square feet.
     We own a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, we own a 55,000 square-foot manufacturing facility in Decatur, Illinois. Our Decatur facilities support all three of our segments. We added 10,000 square feet to our Decatur manufacturing facility to add the ability to provide lyophilization manufacturing services. However, this lyophilization manufacturing facility still needs to go through validation and approval by the FDA, which is anticipated in the second quarter of 2006. Manufacturing capabilities for lyophilized products are projected to be in place by mid-2006. We currently do not need lyophilization capabilities, but such capabilities would give us the capability to manufacture additional products for our contract customers and allow us to pursue other ANDA products and to internally produce one of our currently outsourced products. As of December 31, 2005, we had spent approximately $19,691,000 on the lyophilization expansion and anticipate the need to spend approximately $1,000,000 of additional funds (excluding capitalized interest), which will be focused primarily on validation testing. In addition, we are working toward the development of an internal ANDA lyophilized product pipeline.
     Our wholly owned subsidiary, Akorn (New Jersey) Inc. also leases approximately 35,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to our ophthalmic and injectable segments.
     We do not have any idle manufacturing facilities, however, the capacity utilization at both our Decatur and Somerset facilities was approximately 68% and 100%, respectively, during the year ended December 31, 2005. We anticipate improved utilization rates at our Decatur facility for 2006 in line with the recent FDA finding that we are in substantial compliance with cGMP regulations. We can produce approximately 65 batches per month if our Decatur and Somerset facilities are all operating at normal capacity. Operating the manufacturing facilities at the reduced level has led to lower gross margins due, in part, to unabsorbed fixed manufacturing costs.
     Our current combined space is considered adequate to accommodate our manufacturing needs for the foreseeable future.
Item 3. Legal Proceedings.
     We are party to legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, we at this time do not believe that such proceedings will have a material adverse impact on our financial condition, results of operations, or cash flows. We were subject to an FDA Warning Letter from 2000 to 2005 the restrictions of which were removed in December of 2005. See Item 1. Business — FDA Warning Letter.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The following table sets forth, for the fiscal periods indicated, the high and low sales prices from November 24, 2004, or closing bid prices prior to November 24, 2004 for our common stock for the two most recent fiscal years and for the first quarter of our current fiscal year. On November 24, 2004, our common stock was listed for trading on the American Stock Exchange under the symbol “AKN.” Before such listing, from May 3, 2004 to November 23, 2004, our common stock was traded on the OTC Bulletin Board under the stock symbol “AKRN.OB.” The market represented by the OTC Bulletin Board is extremely limited and the price for our common stock traded on the OTC Bulletin Board is not necessarily a reliable indication of the value of our common stock. The quotations for the periods in which our common stock traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Trading prices are based on published financial sources, information received from the American Stock Exchange, OTC Bulletin Board and Reuters based on all transactions reported on the OTC Bulletin Board and Reuters. Prior to trading on the OTC Bulletin Board our common stock was traded on the Pink Sheets from June 25, 2002 until May 2, 2004.

	High	Low
Year Ending December 31, 2006
1st Quarter (through March 10, 2006)	$5.07	$3.90
Year Ended December 31, 2005
1st Quarter	$3.95	$2.65
2nd Quarter	3.18	2.20
3rd Quarter	3.80	2.17
4th Quarter	4.91	3.12
Year Ended December 31, 2004
1st Quarter	$3.75	$2.00
2nd Quarter	3.78	2.00
3rd Quarter	3.76	2.30
4th Quarter	4.30	3.00
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
     As of March 10, 2006, we had 69,897,765 shares of common stock outstanding, which were held by approximately 602 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 10, 2006 was $4.62 per share. The transfer agent for our common stock is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, Illinois 60602.
     We did not pay cash dividends in 2005, 2004, or 2003 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we are currently prohibited from making any dividend payment under the terms of our various financing relationships. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Condition and Liquidity”.
     On August 23, 2005, we filed a Registration Statement on Form S-3 (File No.333-127794) (the “S-3”) with the SEC, which was declared effective on September 7, 2005. Pursuant to Rule 429 under the Securities Act of 1933, the prospectus included in the S-3 is a combined prospectus and relates to the previously filed Registration Statement on Form S-1 (File No.333-119168) (the “S-1”), as to which the S-3 constitutes Post-Effective Amendment No. 3. Such Post-Effective Amendment became effective concurrently with the effectiveness of the S-3. The S-3 relates to the resale of 64,964,680 shares, no par value per share, of our common stock by the selling stockholders identified in the S-3, which have been issued or reserved for issuance upon the conversion or exercise of presently outstanding shares of our Series A Preferred Stock, shares of Series B

Preferred Stock, warrants and convertible notes, including shares estimated to be issuable in satisfaction of accrued and unpaid dividends and interest on shares of preferred stock and convertible notes, respectively. Of the 64,964,680 shares of our common stock registered under the S-3, 60,953,394 of such shares were registered under the S-1. The shares of common stock registered by the S-3 and the S-1 represent the number of shares that have been issued or are issuable upon the conversion or exercise of the Series A Preferred Stock, Series B Preferred Stock, warrants and convertible notes described in the Registration Statement, including shares estimated to be issuable in satisfaction of dividends accrued and unpaid through December 31, 2007 and interest accrued and unpaid through December 20, 2006 on such securities.
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of March 10, 2006, we are aware of the sale of 2,680,924 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
EQUITY COMPENSATION PLANS
Equity Compensation Plans Approved by Stockholders.
     Our stockholders approved each of the Akorn, Inc. 1988 Incentive Compensation Plan (“1988 Plan”), under which any of our officers or key employees was eligible to receive stock options as designated by our board of directors, and the Akorn, Inc. 1991 Stock Option (the “1991 Directors’ Plan”), under which options were issuable to our directors. The 1988 Plan expired on November 2, 2003 and the 1991 Directors Plan expired December 7, 2001. The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by our board of directors on November 6, 2003 and approved by our stockholders on July 8, 2004. On March 29, 2005, our board of directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by our stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. The aggregate number of shares of our common stock that may be issued pursuant to awards granted under the Amended 2003 Plan is 5,000,000. As of December 31, 2005, there were 2,807,000 options and 221,509 restricted stock awards outstanding under the Amended 2003 Plan.
     The following table sets forth certain information as of December 31, 2005, with respect to compensation plans under which our shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our security holders.

Number of securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)
Equity Compensation plans approved by security holders:	3,706,475	$2.45	2,382,875

Total	3,706,475	$2.45	2,382,875

Item 6. Selected Financial Data
     The following table sets forth our selected consolidated financial information as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

	Year Ended December 31,
	2005	2004	2003	2002	2001
OPERATIONS DATA (000’s)
Revenues	$44,484	$50,708	$45,491	$51,419	$41,545
Gross profit	14,944	18,202	12,148	20,537	6,398
Operating loss (1)	(7,479)	(368)	(6,276)	(3,565)	(21,074)
Interest and other expense (2)	(1,113)	(2,650)	(6,220)	(3,148)	(3,852)
Pretax loss	(8,592)	(3,018)	(12,496)	(6,713)	(24,926)
Income tax provision (benefit) (3)	17	8	(171)	6,239	(9,780)
Net loss	(8,609)	(3,026)	(12,325)	(12,952)	(15,146)
Preferred stock dividends and adjustments (4)	(4,082)	(34,436)	—	—	—
Net loss available to common stockholders	$(12,691)	$(37,462)	$(12,325)	$(12,952)	$(15,146)
Weighted average shares outstanding:
Basic	26,095	20,817	19,745	19,589	19,337
Diluted	26,095	20,817	19,745	19,589	19,337
PER SHARE
Equity	$1.57	$2.27	$0.58	$0.58	$1.23
Net loss:
Basic	(0.49)	(1.80)	(0.62)	(0.66)	(0.78)
Diluted	(0.49)	(1.80)	(0.62)	(0.66)	(0.78)
Price: High	4.91	4.30	2.35	4.00	6.44
Low	2.17	2.00	0.45	0.60	1.03
BALANCE SHEET (000’s)
Current assets	$15,694	$22,393	$10,595	$13,239	$28,580
Net property, plant & equipment	31,071	31,893	33,907	35,314	33,518
Total assets	57,095	66,922	59,415	63,538	84,546
Current liabilities, including debt in default (5)	15,460	11,160	11,959	43,803	52,937
Long-term obligations, less current installments (6)	602	8,436	36,065	8,383	7,779
Shareholders’ equity	41,033	47,326	11,391	11,352	23,830
CASH FLOW DATA (000’s)
From operating activities	$(148)	$(3,461)	$(1,932)	$9,357	$(444)
From investing activities	(1,857)	(838)	(1,743)	(5,315)	(4,126)
From financing activities	(1,314)	8,191	3,529	(9,033)	9,118
Change in cash and cash equivalents	(3,319)	3,892	(146)	(4,991)	4,548

(1)	Operating loss includes the following (in thousands): (a) long-lived asset impairment charges of (i) $2,037 in 2004, (ii) $2,362 in 2002 and (iii) $2,132 in 2001, and (b) restructuring charges of $1,117 in 2001.

(2)	Interest and other expense include the following (in thousands): (a) loss on Exchange Transaction of $3,102 in 2003 and (b) dividends and discount accretion related to our Series A Preferred Stock of $1,064 in 2004 and $589 in 2003. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Conditions and Liquidity. After the July 2004 shareholder approval relating to our Series A Preferred Stock, such dividends and accretion do not impact net income (loss) but will continue to impact earnings (loss) per share.

(3)	Income tax provision (benefit) includes (in thousands) a $9,216 charge in 2002 to establish a full valuation allowance against our net deferred income tax assets. Such net assets continued to be fully offset by a valuation allowance.

(4)	Pursuant to the July 2004 shareholder approval that resulted in our Series A Preferred Stock being recharacterized as equity rather than debt, dividends and adjustments related to our preferred stock, while not impacting net loss, do result in increased losses available to common stockholders when computing basic and diluted loss per share. A significant portion of these adjustments for 2004 relate to accreting the carrying value of the preferred stock up to its stated value. See Item 8. Financial Statements and Supplementary data — Note H Preferred Stock.

(5)	Current liabilities include (in thousands) $3,250, $35,565 and $44,800 of debt in default as of December 31, 2004, 2002 and 2001, respectively. The 2002 and 2001 debt was refinanced in 2003 as part of the Exchange Transaction. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Conditions and Liquidity.

(6)	Long-term obligations include (in thousands) $21,132 of Series A Preferred Stock as of December 31, 2003. Pursuant to the July 2004 shareholder approval relating to our Series A Preferred Stock, these securities were reclassified into shareholders’ equity.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
     We added key management personnel, including a new vice president of global quality and a vice president of manufacturing in 2005 and a new chief financial officer in 2004. Management has reduced our cost structure, improved our processes and systems and implemented new controls over capital and operational spending. Management believes these activities will improve our results of operations, cash flow from operations and our future prospects.
     Our revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by our ophthalmic segment, from sales of diagnostic and therapeutic pharmaceuticals by our injectable segment, and from contract services revenue.
     The following table sets forth the percentage relationships that certain items from our Consolidated Statements of Operations bear to revenues for the years ended December 31, 2005, 2004 and 2003.

	Years Ended
	December 31,
	2005	2004	2003
Revenues
Ophthalmic	51%	59%	57%
Injectable	31	24	27
Contract Services	18	17	16

Total revenues	100	100	100
Gross profit
Ophthalmic	18%	29%	18%
Injectable	13	6	9
Contract Services	3	1	0

Total Gross Profit	34	36	27
Selling, general and administrative expenses	37	26	35
Amortization and write-downs of intangibles.	4	7	3
Research and development expenses	10	4	3
Operating loss	(17)	(1)	(14)
Net loss	(19)%	(6)%	(27)%
COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004
     Consolidated revenues decreased 12% for the year ended December 31, 2005 compared to the prior year.
     Ophthalmic segment revenues decreased 24%, or $7,153,000, primarily due to reduced sales of diagnostic and anesthetic products. Injectable segment revenues increased 11%, or $1,378,000 for the year, reflecting the increased volumes of anesthesia and antidote products. Contract services revenues decreased by 5%, or $449,000, mainly due to lower volumes of contract research project work.
     The chargeback and rebate expense, a component of net revenues, for the year ended December 31, 2005 increased to $24,391,000 from $16,915,000 in 2004, due to a general increase in the product sales mix of higher chargeback and rebate percentage items along with increased price competition.
     Consolidated gross profit of $14,944,000 was 34% for 2005 as compared to a gross profit of $18,202,000 or 36% for 2004. The gross profit of our Ophthalmic segment decreased $6,417,000 or 44% due to a less favorable product mix and increased price competition. Our Injectable segment gross profit increased $2,452,000 or 75% due to a sales mix shift toward higher margin antidote products and additional manufacturing volume efficiencies for these products. Our Contract sales segment gross profit improved $707,000 or 165% from the prior year mainly due to a reduction in unfavorable plant manufacturing variances at our Decatur manufacturing facility.
     Selling, general and administrative (“SG&A”) expenses increased 23%, to $16,405,000 for 2005 from $13,300,000 for 2004, due to the 2005 management bonuses ($1,479,000), reduced bad debt recoveries in 2005 ($777,000) and increased FDA fees ($557,000).

     Amortization and write-down of intangibles decreased by $1,901,000 due to an impairment charge of $2,037,000 in 2004 related to product license intangible assets for Biolon, Erythromycin, Cromolyn Sodium, AKWA Tears and Tears Renewed products. The carrying value of the intangible assets for these products was reduced to zero in 2004.
     Research and development (“R&D”) expense increased significantly, by 142% in 2005, to $4,510,000 from $1,861,000 for the year ended December 31, 2004, mainly due to R&D expenses related to lyophilization validation ($1,073,000) and product development expenses for Akorn-Strides, LLC ($757,000). We anticipate continued growth in our R&D spending for new product development activities.
     Interest expense decreased to $2,325,000 in 2005 from $4,218,000 in 2004, which represents a 45% decrease. This decrease is primarily due to a decrease in Series A Preferred Stock interest expense ($1,064,000) and a decrease in deferred financing for warrants ($874,000). The residual difference is mainly due to lower outstanding borrowings in 2005 as a result of using a portion of our Series B Preferred Stock issuance in August 2004 to pay down bank debt and retire a promissory note held by NeoPharm, Inc. (“NeoPharm”) in 2005. This was partially offset by higher interest rates in 2005.
     Other income (expense) in 2005 was $1,212,000 due to gains related to retirement of the promissory note held by NeoPharm. The gain of $1,562,000 in 2004 was mainly the result of settlements of disputes which resulted in a gain on the sale of our investment in Novadaq Technologies, Inc. (“Novadaq”) and a lower than accrued payout on a prior dispute settlement. See Item 8. Financial Statements and Supplementary Data, Note E — Investment in Novadaq Technologies.
     We recorded a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. Accordingly, the income tax expense (benefit) recorded for 2005 and 2004 represents various minimum federal/state income tax expenses.
     As a result of the matters described above, net loss for 2005 was $8,609,000 versus a net loss in 2004 of $3,026,000, a $5,583,000 increase in loss. After consideration of preferred stock dividends and adjustments in 2005 of $4,082,000 and 2004 of $34,436,000 related to specific accounting for our preferred stock (see Item 8. Financial Statements and Supplementary Data, Note H — “Preferred Stock”), loss per share for 2005, on both a basic and diluted basis, was $0.49 on weighted average shares outstanding of 26,095,000 compared to a basic and diluted loss per share for 2004 of $1.80 on weighted average shares outstanding of 20,817,000.
COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2004 AND 2003
     Consolidated revenues increased 11.5% for the year ended December 31, 2004 compared to the prior year.
     Ophthalmic segment revenues increased 14.4%, or $3,756,000, due to increased sales volume for our existing diagnostic ophthalmic products. Injectable segment revenues increased 1.5%, or $186,000 for the year, reflecting the higher volumes of Lidocaine Jelly, partially offset by lower sales of our antidote kits. Our Contract services revenues increased by 17.5%, or $1,275,000, due to increased shipments of Baxter and Pfizer products.
     The chargeback and rebate expense, a component of net revenues, for the year ended December 31, 2004 increased to $16,915,000 from $12,836,000 in 2003, due to a general increase in volume and the increase in the product sales mix of higher chargeback and rebate percentage items.
     Consolidated gross margin of $18,202,000 was 35.9% for 2004 as compared to a gross margin of $12,148,000, or 26.7% for 2003. The gross profit of our ophthalmic segment increased due to higher sales levels of diagnostic ophthalmic products. Our Injectable segment gross profit decreased slightly due to sales mix of lower margin products. Our Contract sales segment gross profit was in line with prior year.
     SG&A expenses decreased 14.4%, to $13,300,000 for 2004 from $15,544,000 for 2003, driven by lower personnel and marketing costs.
     Amortization and write-down of intangibles increased by $1,994,000 due to an impairment charge of $2,037,000 in 2004 related to product license intangible assets for Biolon, Erythromycin, Cromolyn Sodium, AKWA Tears and Tears Renewed products. The carrying value of the intangible assets for these products was reduced to zero.

     R&D expense increased 27.0% in 2004, to $1,861,000 from $1,465,000 for the year ended December 31, 2003, mainly due to R&D expenses related to Akorn-Strides, LLC. See “Item 1. Business — Research and Development”.
     Interest expense increased to $4,218,000 in 2004 from $3,157,000 in 2003, a 33.6% increase. This increase is primarily due to an $863,000 increase in amortization of deferred financing fees combined with an increase of $475,000 in dividends and accretion on our Series A Preferred Stock, which, prior to a related July 2004 shareholders’ approval, had been classified as interest expense. The residual difference is mainly due to lower outstanding borrowings in 2004 as a result of using a portion of our Series B Preferred Stock issuance in August 2004 to pay down bank debt.
     Other income (expense) in 2004 was primarily $1,562,000 for gains related to the settlement of two disputes which resulted in a lower payout than previously accrued and the sale of our investment in Novadaq at a gain. See Item 8. Financial Statements and Supplementary Data, Note E — “Investment in Novadaq Technologies.” In 2003, other income (expense) was primarily $3,102,000 of expense related to costs incurred in the 2003 exchange transaction. See Financial Condition and Liquidity and Item 8. Financial Statements and Supplementary Data, Note G — “Financing Arrangements.”
     We recorded adjustments to our valuation allowance in both 2004 and 2003 that offset the deferred income tax assets recorded in those years. Accordingly, the only income tax expense (benefit) recorded for those years was immaterial and related to certain state income taxes.
     As a result of the matters described above, net loss for 2004 was $3,026,000 versus a net loss in 2003 of $12,325,000, a $9,299,000 improvement. After consideration of preferred stock dividends and adjustments in 2004 of $34,436,000 related to specific accounting for our preferred stock (see Item 8. Financial Statements and Supplementary Data, Note H — “Preferred Stock”), loss per share for 2004, on both a basic and diluted basis, was $1.80 on weighted average shares outstanding of 20,817,000 compared to a basic and diluted loss per share for 2003 of $0.62 on weighted average shares outstanding of 19,745,000.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     As a result of the factors outlined above, we have experienced losses from operations in 2005 and 2004 of $7,479,000 and $368,000, respectively and the net losses for these years were $8,609,000 and $3,026,000, respectively.
     As of December 31, 2005, we had cash and cash equivalents of $791,000. Our net working capital at December 31, 2005 was $234,000 versus a net working capital of $11,233,000 at December 31, 2004, resulting primarily from the $3,360,000 lower receivables level at December 31, 2005 in line with lower sales, a $3,319,000 decrease in cash at December 31, 2005 generated by $1,782,000 in capital spending along with the use of $2,500,000 to retire the NeoPharm promissory note. In addition, a significant increase in current liabilities occurred in 2005 ($7,468,000) due to the reclassification of debt instruments and accrued interest (due in 2006) to the current liability category in 2005 whereas these liabilities were classified as long-term at the end of 2004.
     During the year ended December 31, 2005, we used $148,000 in cash from operations, whereas during 2004, we used $3,461,000 in cash from operations which included an advance of $1,250,000 to our joint venture partner (Strides Arcolab Limited) to develop ANDAs on behalf of Akorn-Strides, LLC. Investing activities required $1,857,000 in cash and included $1,782,000 of property, plant and equipment additions for our lyophilization facility and other manufacturing equipment in 2005. In 2004, investing activities required $838,000 in cash and included a $2,095,000 intangible asset licensing fee payment to Hameln Pharmaceutical. Financing activities for 2005 used $1,314,000 in cash primarily due to the $2,500,000 payment to retire the NeoPharm promissory note offset by $1,556,000 received from the sale of stock and exercise of warrants. During 2004, financing activities provided $8,191,000 in cash primarily from proceeds from our Series B Preferred Stock issuance, net of such proceeds which were used to retire $7,664,000 in debt.
     On October 7, 2003, a group of investors (the “Investors”) purchased all of our then outstanding senior bank debt from The Northern Trust Company (“Northern Trust”), a balance of $37,731,000, at a discount and exchanged such debt with us (the “Exchange Transaction”) for (i) 257,172 shares of our Series A Preferred Stock, (ii) subordinated promissory notes in the aggregate principal amount of approximately $2,767,000 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of our common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the Credit Facility described in a following paragraph. The 2003 Subordinated Notes and cash were issued by us to (a) The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our chairman of the board of directors and the holder of a significant stock position in Akorn, (b) Arjun Waney, a holder of a significant stock position in Akorn, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 52% of which is owned by Mr. Waney. We also issued warrants (“Note Warrants”) to the holders of the 2003 Subordinated Notes to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share and paid a portion of the legal fees of the Investors.
     Simultaneously with the consummation of the Exchange Transaction, we entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing us with two term loans (collectively, the “Term Loans”) which consisted of a $5,500,000 term loan A, and a $1,500,000 term loan B, totaling $7,000,000, and a revolving line of credit of up to $5,000,000 (the “Revolver”) to provide for working capital needs (the “Credit Facility”) secured by substantially all of our assets. Our obligations under the Credit Facility were guaranteed by the Kapoor Trust and Mr. Waney. In exchange for this guaranty, we issued additional warrants (the “Guaranty Warrants”) to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Mr. Waney, respectively, with an exercise price of $1.10 per share. Such guarantees have since been released by LaSalle Bank.
     On August 23, 2004, we completed a private placement of 141,000 shares of our Series B Preferred Stock at a price of $100 per share, convertible into common stock at a price of $2.70 per share, with warrants to purchase 1,566,667 additional shares of our common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“Series B Warrants”). The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000.
     A portion of the net proceeds of the private placement of the Series B Preferred Stock paid off the outstanding debt from LaSalle Bank. The remainder of the net proceeds was used for working capital and payment on the NeoPharm promissory note and general corporate purposes. Among other things, the proceeds have paid for validation and testing of our new lyophilization facility.
     The Exchange Transaction, coupled with the private placement of Series A Preferred Stock and Series B Preferred Stocks, have substantially reduced our overall debt from $45,755,000 as of September 30, 2003 to $7,646,000 as of December 31, 2005, and positioned us to improve our operating results.
     On March 8, 2006, we completed a private placement of 4,311,669 shares of our common stock, plus warrants to purchase an additional 1,509,088 shares of our common stock for a period of five years at an exercise price of $5.40 per share. This private placement yielded net proceeds to us of $18,060,000, which will be used to reduce debt and fund additional product development activities. On March 20, 2006 we retired the 2003 Subordinated Notes for a cash payment of $3,288,000 which included principal and interest. See Item 8. Financial Statements and Supplementary Data Note S — Subsequent Events.
     As of December 31, 2005, we had approximately $791,000 in cash and approximately $8,100,000 of undrawn availability under the Credit Facility with LaSalle Bank. We believe that our realigned balance sheet, access to our line of credit and capital markets and our cash flows from operations will be sufficient to operate our business for the next twelve months.
Facility Expansion
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. Validation and approval of the lyophilization facility by the FDA is anticipated in the second quarter of 2006. Manufacturing capabilities for lyophilized products are projected to be in place by mid-2006.
     As of December 31, 2005, we had spent approximately $19,691,000 on the lyophilization expansion and anticipate the need to spend approximately $1,000,000 of additional funds (excluding capitalized interest) which will primarily be used for testing and validation as the major capital equipment items are currently in place. In addition, we are working toward the development of an internal ANDA lyophilized product pipeline.
Credit Facility
     As stated above, and further described in Item 8. Financial Statements and Supplementary Data, Note G — Financing Arrangements, we entered into a Credit Facility with LaSalle Bank in 2003. The Credit Facility consists of the Term Loans, as well as the Revolver secured by substantially all of our assets. The Credit Facility will mature on September 30, 2008. The Term Loans carried interest at prime plus 1.75% and required principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 0.50% (previously prime plus 1.50%). The Term Loans were paid off with the proceeds from our Series B Preferred Stock offering in August 2004 and we had a zero balance on the Revolver at December 31, 2005.
     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 50% of raw material, finished goods and component inventory excluding packaging items, not to exceed $5,000,000, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B. The Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense and Senior Debt to EBITDA ratios. If we are not in compliance with the covenants of the Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the Credit Facility would become immediately due and payable. The Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. We negotiated an amendment to the Credit Facility effective December 31, 2003 that clarified certain covenant computations and waived certain technical violations. Because the Credit Facility also requires us to maintain our deposit accounts with LaSalle, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability (zero as of December 31, 2005).
     On August 13, 2004, we entered into the First Amendment to the Credit Facility (the “First Amendment”). Among other things, the First Amendment amended certain of our financial covenants and LaSalle Bank agreed to waive certain events of default arising out of our noncompliance with certain of our obligations. Certain financial conditions in the Kapoor Trust guaranty were also amended as a result of the First Amendment.
     On August 26, 2004, we entered into the Second Amendment to the Credit Facility (the “Second Amendment”), which released the Kapoor Trust guaranty and eliminated certain event of default provisions that were related to the Kapoor Trust guaranty. In addition, on August 27, 2004, LaSalle Bank cancelled each of the irrevocable standby letters of credit posted by Dr. Kapoor and Mr. Waney.
     On October 8, 2004, we entered into the Third Amendment to the Credit Facility (the “Third Amendment”) which waived events of default associated with the warrants issuance to AEG Partners, LLC (see Preferred Stock and Warrants discussion below) and the NeoPharm promissory note default (discussed below). In addition, the Third Amendment amended definitions of the Computation Period and EBITDA to Interest Expense Ratio for covenant calculations.
     On September 30, 2005, we entered into the Fourth Amendment to Credit Facility, (the “Fourth Amendment”) which, among other things, extended the term through September 30, 2008 and increased the revolving commitment amount under the Credit Facility from $5,000,000 to $10,000,000.
     On March 1, 2006, a subsequent Amendment, Waiver and Consent to Credit Agreement was made effective which adjusted the Credit Facility debt covenant computations for the periods ended December 31, 2005 and March 31, 2006. The revisions adjusted the defined EBITDA for certain R&D expenses and the interest coverage formula to exclude interest paid on the NeoPharm promissory note retirement and thereby resolved a default on the debt covenants of the Credit facility at December 31, 2005. In addition it provided consent for the private placement of common stock in March of 2006 and waived certain potential defaults arising therefrom.
Subordinated Debt
     In 2001, we entered into a $5,000,000 convertible subordinated debt agreement including a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both Tranche A Note and Tranche B Note, which are due December 20, 2006, bear interest at prime plus 3% and were issued with detachable warrants (the “Tranche A Warrants” and the “Tranche B Warrants”) to purchase shares of common stock. Interest payments are currently prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allows for conversion of the subordinated debt plus interest into our common stock, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B.
     In December 2001, we entered into a $3,250,000 five-year loan (the “NeoPharm Note”) with NeoPharm, Inc. (“NeoPharm”) to fund the completion our lyophilization facility located in Decatur, Illinois. Dr. Kapoor, our chairman, is also a director of NeoPharm and holds a substantial stock position in NeoPharm, as well as in Akorn. Under the terms of the NeoPharm Note evidencing the loan, interest accrued at the initial rate of 3.6% to be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. In consideration for the loan, under a separate processing agreement between us and NeoPharm, we agreed to provide NeoPharm with access to at least 15% of the capacity of its lyophilization facility each year upon completion of the lyophilization facility.
     The NeoPharm Note was subordinate to our senior debt owed to LaSalle Bank but was senior to the subordinated debt owed to the Kapoor Trust. On October 6, 2004, we received a notice from NeoPharm indicating that an event of default had occurred on the NeoPharm Note. The notice stated that an event of default was triggered when the processing agreement between NeoPharm and Akorn, which was contractually obligated to go into effect on or before October 1, 2004, failed to occur. The processing agreement failed to become effective, in part, because of our inability to remove the sanctions imposed by the FDA on our Decatur manufacturing facility.
     The event of default under the NeoPharm Note also triggered a cross-default provision under the Convertible Note Agreement. The Kapoor Trust waived the cross-default. Because of this default, we recorded the $3,250,000 of debt and $362,000 of accrued interest as current obligations as of December 31, 2004. On May 16, 2005, we paid all principal and interest due under the NeoPharm Note with a one-time cash payment of $2,500,000 and terminated the processing agreement between NeoPharm and us. On May 13, 2005, we entered into a Waiver and Consent to Credit Agreement with LaSalle Bank pursuant to which LaSalle Bank agreed to waive events of default arising out of our noncompliance with our obligations under the Credit Facility resulting from our pay-off of the NeoPharm Note.
     As part of the Exchange Transaction, we issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes were to mature on April 7, 2006 and bore interest at prime plus 1.75%, but interest payments were prohibited under the terms of our subordination agreement. With the consent of LaSalle Bank, we retired the 2003 Subordinated Notes with cash payments totaling $3,288,000 on March 20, 2006. See Item 8. Financial Statements and Supplementary Data Note S — Subsequent Events.
Other Indebtedness
     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC, of which there were outstanding borrowings of $938,000 and $1,307,000 at December 31, 2005 and 2004, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
     The fair value of the debt obligations approximated the recorded value as of December 31, 2005.
Preferred Stock and Warrants
Series A Preferred Stock
     Through the date of the automatic conversion discussed below, the Series A Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could have been paid in cash at our option, such dividends were being deferred and were converted into our common stock. All shares of Series A Preferred Stock had liquidation rights in preference over junior securities, including the common stock, and had certain anti-dilution protections. The Series A Preferred Stock and unpaid dividends were convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers may be adjusted from time to time pursuant to the terms of the Restated Articles of Incorporation. All shares of Series A Preferred Stock were convertible into shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. Until our shareholders approved certain provisions regarding the Series A Preferred Stock (the “Stockholders Approval”), which occurred in July 2004, the Series A Preferred Stock was also redeemable in October 2011.
     Holders of Series A Preferred Stock had full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares could be converted.

     The initial amount recorded for the Series A Preferred Stock, as described in Item 8. Financial Statements and Supplementary Data, Note H — “Preferred Stock,” was $5,174,000 below its stated value. Until the July 8, 2004 Stockholders Approval date we had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion was $267,000 in 2004 and $220,000 in 2003.
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
     As set forth in our Restated Articles of Incorporation, all outstanding shares of our Series A Preferred Stock immediately and automatically converted into shares of common stock on the day after the closing price per share of the common stock exceeded $4.00 for 20 consecutive trading days. The closing price per share of the common stock as reported on the American Stock Exchange exceeded $4.00 for 20 consecutive trading days as of the close of the market on January 12, 2006. Consequently, all 241,122 outstanding shares of Series A Preferred Stock immediately and automatically converted into an aggregate of 36,796,755 shares of common stock on January 13, 2006. No shares of Series A Preferred Stock remain outstanding.
Series B Preferred Stock
     On August 23, 2004, we issued an aggregate of 141,000 shares of Series B Preferred Stock at a price of $100 per share, convertible into common stock at a price of $2.70 per share, to certain investors, with Series B Warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share. The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000. A portion of the proceeds was used to pay off the Term Loans and reduce the Revolver to zero. That early pay down and resulting elimination of certain personal guarantees of that debt resulted in the write-off of $245,000 of unamortized deferred financing fees. Remaining proceeds were used for working capital and other general corporate purposes, including validation testing of our lyophilization facility. In accounting for the issuance of the Series B Preferred Stock and Series B Warrants, we recorded additional charges directly to accumulated deficit of $5,998,000. That charge did not impact net earnings for the third quarter, but substantially reduced earnings available to common stockholders and earnings per share for that period.
     Series B Preferred Stock accrues dividends at a rate of 6.0% per annum, which rate is fully cumulative, accrues daily and compounds quarterly. While the dividends could be paid in cash at our option, such dividends are currently being deferred and added to the Series B Preferred Stock balance. Each share of our Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, is convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator may be adjusted from time to time pursuant to the anti-dilution provisions of our Restated Articles of Incorporation governing the Series B Preferred Stock. We have the option of converting all shares of Series B Preferred Stock into shares of our common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share.
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
     Immediately after the private placement of the Series B Preferred Stock, the purchasers of Series B Preferred Stock held approximately 31% of the aggregate voting rights represented by outstanding shares of common stock and Series B Preferred Stock. Immediately after the Series B Preferred Stock private placement and assuming the exercise of all outstanding conversion rights, warrants and options to acquire common stock, the purchasers of Series B Preferred Stock would hold approximately 9% of the common stock, on a fully-diluted basis. Prior to the Series B Preferred Stock private placement, the purchasers of Series B Preferred Stock held approximately 5% of the outstanding voting securities and would have held approximately 18% of the common stock on a fully-diluted basis.
Warrants
     The Series A Warrants issued in connection with the Exchange Transaction (8,572,400 issued, 5,851,400 outstanding) are exercisable at any time prior to expiration on October 7, 2006. The outstanding Series A Warrants for 5,851,400 shares of common stock have an exercise price of $1.00 per share. The Guaranty Warrants for 960,000 shares of common stock at an exercise price of $1.10 per share were issued in consideration of the debt guaranty as part of the Exchange Transaction. Also, as part of the Exchange Transaction, we issued the Note Warrants for 276,714 shares of common stock at an exercise price of $1.10 per share. In addition, there are Tranche A Warrants and Tranche B Warrants that were outstanding prior to the Exchange Transaction for 1,000,000 and 667,000 shares of common stock with per share exercise prices of $2.85 and $2.25, respectively. As of December 31, 2005, there were no exercises of the Guaranty Warrants, Note Warrants, Tranche A or Tranche B Warrants.
     The Series B Warrants are exercisable at any time prior to expiration on August 23, 2009. The warrants for 1,566,667 shares of common stock were issued on August 23, 2004 and have an exercise price of $3.50 per share. As of December 31, 2005, there were no exercises of the Series B Warrants.
     As further described in Item 8. Financial Statements and Supplemental Data, Note N — “Commitments and Contingencies,” we have issued to AEG Partners, LLC (“AEG”) warrants (the “AEG Warrants”) to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share. AEG exercised 250,000 of the AEG Warrants during 2005 and 1,000,000 AEG Warrants remain outstanding as of December 31, 2005.
CONTRACTUAL OBLIGATIONS
(In Thousands)
     The following table details our future contractual obligations as of December 31, 2005.

	Payment Due — by Period
					More than
Description	Total	Less than 1 year	1-3 years	3-5 years	5 years
Current and Long Term-Debt	$8,705	$8,103	$602	$—	$—
Operating Leases	4,122	1,580	2,340	202	—
Accrued Interest on Debt	2,514	2,514	—	—	—
Interest Payments on Debt (1)	915	879	36	—	—

Total:	$16,256	$13,076	$2,978	$202	$—

(1)	Interest payments on debt are estimated based on rates in effect as of December 31, 2005

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
In Thousands, Except Per Share Amounts

			Net Income (Loss)
		Gross		Per Share	Per Share
	Revenues	Profit	Amount	Basic	Diluted
Year Ended December 31, 2005:
1st Quarter	$10,181	$3,343	$(2,287)	$(0.13)	$(0.13)
2nd Quarter	12,578	4,852	(67)	(0.04)	(0.04)
3rd Quarter	10,985	3,668	(2,614)	(0.14)	(0.14)
4th Quarter	10,740	3,081	(3,641)	(0.18)	(0.18)
Year Ended December 31, 2004:
1st Quarter	$11,660	$4,018	$(1,217)	$(0.06)	$(0.06)
2nd Quarter	11,076	3,319	(3,583)	(0.18)	(0.18)
3rd Quarter	15,388	6,774	2,587	(1.49)	(1.49)
4th Quarter	12,584	4,091	(813)	(0.09)	(0.09)
CRITICAL ACCOUNTING POLICIES
Revenue Recognition
     We recognize product sales for our ophthalmic and injectable business segments upon the shipment of goods. The contract services segment, which produces products for third party customers, based upon their specification, at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product or service as appropriate. Revenue is recognized when all of our obligations have been fulfilled and collection of the related receivable is probable. Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.
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
     We obtain certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, we obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered our estimate of in-transit inventory. This resulted in us recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. We intend to use this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, we, in accordance with our policy, reduced our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six-quarter trend of such sales being below our previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. In the fourth quarter of 2005, we reviewed our sales trends through wholesalers and revised the estimated percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement which resulted in a $408,000 increase in chargeback expense in the fourth quarter 2005. We intend to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made.
     Similarly, we maintain an allowance for rebates related to fee for service contracts and other programs with certain customers. Rebate percentages vary by product and by volume purchased by each eligible customer. We track sales by product number for each eligible customer and then apply the applicable rebate percentage, using both historical trends and actual experience to estimate our rebate allowance. We reduce gross sales and increase the rebate allowance by the estimated rebate amount when we sell our products to our rebate-eligible customers. We reduce the rebate allowance when we process a customer request for a rebate. At each balance sheet date, we analyze the allowance for rebates against actual rebates processed and make necessary adjustments as appropriate. Actual rebates processed can vary materially from period to period.
     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2005, 2004, and 2003, we recorded chargeback and rebate expense of $24,391,000, $16,915,000, and $12,836,000, respectively. The allowance for chargebacks and rebates was $7,634,000 and $5,406,000 as of December 31, 2005 and 2004, respectively.
Allowance for Product Returns
     Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. Actual returns processed can vary materially from period to period. For the years ended December 31, 2005, 2004, and 2003, we recorded a provision for product returns of $3,122,000 $1,956,000, and $2,085,000, respectively. The allowance for potential product returns was $1,529,000 and $1,393,000 at December 31, 2005 and 2004, respectively.
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
     For the years ended December 31, 2005, 2004, and 2003, we recorded a net expense/(benefit) for doubtful accounts of $74,000, ($43,000), and ($471,000), respectively. The 2005 expense was mainly due to one uncollectible account while the favorable experience in 2004 and 2003 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $13,000 and $435,000, as of December 31, 2005 and 2004, respectively. As of December 31, 2005, we had a total of $426,000 of past due gross accounts receivable, of which $38,000 was over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts as of December 31, 2005 of $13,000, the portion related to wholesaler customers is $8,000 with the remaining $5,000 reserve for all other customers.
Allowance for Discounts

     Cash discounts are available to certain customers based on agreed upon terms of sale. We evaluate the discount reserve balance against actual discounts taken. For the years ended December 31, 2005, 2004, and 2003, we recorded a provision for discounts of $1,003,000, $925,000, and $689,000, respectively. The allowance for discounts was $244,000 and $234,000 as of December 31, 2005 and 2004, respectively.
Allowance for Slow-Moving Inventory
     Inventories are stated at the lower of cost (average cost method) or market. See Item 8. Financial Statements and Supplementary Data, Note D — “Inventories”. We maintain an allowance for slow-moving and obsolete inventory. For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyzed our raw material and component inventory for slow moving items. For the years ended December 31, 2005, 2004, and 2003, we recorded a provision for inventory obsolescence of $530,000, $1,290,000, and $940,000, respectively. The allowance for inventory obsolescence was $916,000 and $660,000 as of December 31, 2005 and 2004, respectively.
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
Intangibles
     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at December 31, 2005 and 2004 was $14,875,000 and $13,367,000, respectively. Amortization expense was $1,508,000, $1,372,000, and $1,415,000 for the years ended December 31, 2005, 2004, and 2003, respectively. We regularly assess the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. In 2004, we recorded impairment charges on certain intangible assets. See Item 8. Financial Statements and Supplementary Data, Note S — “Asset Impairment Charges”.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. We do not expect that the adoption of SFAS No. 155 will have a significant impact on our consolidated financial statements.
     In September 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” Under EITF 05-8, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying Statement 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” require that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. The EITF 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. We do not expect the adoption of the EITF to have material impact on the Company’s financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe adoption of SFAS 154 will have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises and replaces SFAS No. 123, Accounting for Stock-Based Payments and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. We will adopt SFAS No. 123R on January 1, 2006.
     SFAS 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.
     We will elect the modified prospective method and will not restate prior year amounts. As permitted by SFAS 123, we currently account for share-based payments to employees under APB 25 using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior years, the impact of that adoption would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net earnings and pro forma earnings per share.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk associated with changes in interest rates. Our interest rate exposure currently involves two debt instruments. Debt under the 2003 Subordinated Notes bears interest at prime (7.25% as of December 31, 2005) plus 1.75%. Each of the Tranche A and Tranche B Notes issued to the Kapoor Trust under the Convertible Note Agreement bear interest at prime plus 3.0%. Revolver debt under the Credit Facility bears interest at prime plus 0.50%. The balance on the Revolver at December 31, 2005 was zero. Our other long-term debt is for our mortgaged property in Decatur, Illinois at a fixed interest rate of 7.375%. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at December 31, 2005 would result in a $103,000 pre-tax change in annual interest expense.
     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.
     The fair value of the debt obligations approximated the recorded value as of December 31, 2005.
     With the consent of LaSalle Bank, we retired the 2003 Subordinated Notes with cash payments totaling $3,288,000 on March 20, 2006.

Item 8. Financial Statements and Supplementary Data
     The following financial statements are included in Part II, Item 8 of this Form 10-K.
INDEX:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Akorn, Inc.
Buffalo Grove, Illinois
We have audited the accompanying consolidated balance sheets of Akorn, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s managements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. and Subsidiaries at December 31, 2005 and 2004 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Chicago, Illinois
March 8, 2006

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$791	$4,110
Trade accounts receivable (less allowance for doubtful accounts of $13 and $435 at December 31, 2005 and 2004, respectively)	3,222	6,582
Inventories	10,279	10,421
Prepaid expenses and other current assets	1,402	1,280

TOTAL CURRENT ASSETS	15,694	22,393
PROPERTY, PLANT AND EQUIPMENT, NET	31,071	31,893
OTHER ASSETS
Intangibles, net	10,210	11,618

Other	120	1,018

TOTAL OTHER ASSETS	10,330	12,636

TOTAL ASSETS	$57,095	$66,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt and debt in default	$7,044	$3,590
Trade accounts payable	3,046	5,397
Accrued compensation	1,519	499
Accrued expenses and other liabilities	3,851	1,674

TOTAL CURRENT LIABILITIES	15,460	11,160
Long-term debt, less current installments	602	6,790
Other long-term liabilities	—	1,646

TOTAL LIABILITIES	16,062	19,596

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 27,618,745, and 25,132,684 shares issued and outstanding at December 31, 2005 and 2004, respectively	67,339	59,571
Series A Preferred Stock, $1.00 par value 257,172 shares authorized and issued, 241,122 and 242,172 shares outstanding as of December 31, 2005 and 2004, respectively	27,232	25,787
Series B Preferred Stock, $1.00 par value 170,000 shares authorized, 141,000 shares issued and 106,600 and 138,500 outstanding as of December 31, 2005 and 2004, respectively	10,758	13,109
Warrants to acquire common stock	13,696	14,160
Accumulated deficit	(77,992)	(65,301)

TOTAL SHAREHOLDERS’ EQUITY	41,033	47,326

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,095	$66,922

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$44,484	$50,708	$45,491
Cost of sales	29,540	32,506	33,343

GROSS PROFIT	14,944	18,202	12,148
Selling, general and administrative expenses	16,405	13,300	15,544
Amortization and write down of intangibles	1,508	3,409	1,415
Research and development expenses	4,510	1,861	1,465

OPERATING EXPENSES	22,423	18,570	18,424

OPERATING LOSS	(7,479)	(368)	(6,276)
Interest expense	(2,325)	(4,218)	(3,157)
Loss on Exchange Transaction	—	—	(3,102)
Gain related to disputed settlements	—	1,562	—
Other income, net	1,212	6	39

LOSS BEFORE INCOME TAXES	(8,592)	(3,018)	(12,496)
Income tax provision (benefit)	17	8	(171)

NET LOSS	(8,609)	(3,026)	(12,325)
Preferred stock dividends and adjustments	(4,082)	(34,436)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(12,691)	$(37,462)	$(12,325)

NET LOSS PER SHARE:
BASIC	$(0.49)	$(1.80)	$(0.62)

DILUTED	$(0.49)	$(1.80)	$(0.62)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	26,095	20,817	19,745

DILUTED	26,095	20,817	19,745

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)

					Warrants	Retained
			Series A	Series B	to acquire	Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2002	19,657	$25,350	$—	$—	$1,516	$(15,514)	$11,352
Net loss	—	—	—	—	—	(12,325)	(12,325)
Exchange Transaction Warrants:
Issued to preferred stockholders	—	—	—	—	9,188	—	9,188
Issued to bank note guarantors	—	—	—	—	1,166	—	1,166
Issued to subordinated note holders	—	—	—	—	336	—	336
Due to consultants	—	—	—	—	1,518	—	1,518
Exercise of stock options	42	40	—	—	—	—	40
Employee stock purchase plan issuances	127	116	—	—	—	—	116

BALANCES AT DECEMBER 31, 2003	19,826	25,506	—	—	13,724	(27,839)	11,391
Net loss	—	—	—	—	—	(3,026)	(3,026)
Reclassification of Series A Preferred Stock	—	—	22,182	—	—	—	22,182
Issuance of Series B Preferred Stock and Warrants, net of issuance costs	—	—	—	9,914	3,130	—	13,044
Preferred stock dividends earned	—	—	822	300	—	(1,122)	—
Intrinsic value of beneficial conversion features in convertible preferred stock.	—	25,826	(22,862)	(2,964)	—	—	—
Accretion to stated value of preferred stock	—	—	27,232	6,094	—	(33,326)	—
Conversion of preferred stock into common stock	2,236	1,822	(1,587)	(235)	—	—	—
Exercise of warrants into common stock	2,433	4,807	—	—	(2,771)	12	2,048
Intrinsic value of beneficial conversion features in convertible interest	—	269	—	—	—	—	269
Adjust AEG warrant value due to dispute settlement	—	—	—	—	77	—	77
Exercise of stock options	594	1,233	—	—	—	—	1,233
Employee stock purchase plan issuances	44	108	—	—	—	—	108

BALANCES AT DECEMBER 31, 2004	25,133	59,571	25,787	13,109	14,160	(65,301)	47,326
Net Loss	—	—	—	—	—	(8,609)	(8,609)
Preferred stock dividends earned	—	—	1,563	783	—	(2,346)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	1,736	—	—	—	(1,736)	—

Conversion of preferred stock into common stock	1,409	3,252	(118)	(3,134)	—	—	—
Exercise of warrants into common stock	350	652	—	—	(464)	—	188
Intrinsic value of beneficial conversion features in convertible interest	—	353	—	—	—	—	353
Exercise of stock options	693	1,287	—	—	—	—	1,287
Employee stock purchase plan issuances	34	81	—	—	—	—	81
Amortization of Deferred Comp related to Restricted Stock Awards	—	407	—	—	—	—	407

BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(8,609)	$(3,026)	$(12,325)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,239	4,075	3,783
Amortization of deferred financing fees	74	1,208	345
Amortization of debt discount	1,237	945	509
Impairment of long-lived assets	—	2,037	—
Non-cash net loss on Exchange Transaction	—	—	1,518
Non-cash expense related to preferred stock	—	1,064	589
Prepayments to Strides Arcolab Limited	(250)	—	—
Gain on retirement of debt	(1,212)	—	—
Non-cash stock compensation expense	407	—	—
Gain related to dispute settlements	—	(1,562)	—
Gain on disposal of long-lived assets	—	(6)	(36)
Changes in operating assets and liabilities:
Trade accounts receivable	3,360	(4,956)	(350)
Income taxes recoverable	—	—	625
Inventories	142	(2,614)	2,594
Prepaid expenses and other assets	(198)	(1,234)	257
Trade accounts payable	(2,351)	(14)	(217)
Accrued expenses and other liabilities	2,013	622	776

NET CASH USED IN OPERATING ACTIVITIES	(148)	(3,461)	(1,932)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,782)	(689)	(1,819)
Proceeds from sale of investments	—	2,000	—
Proceeds from sale of long-lived assets	—	6	76
Purchase of product intangibles and product licenses	(75)	(2,155)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,857)	(838)	(1,743)
FINANCING ACTIVITIES
Proceeds under stock option and stock purchase plans	1,368	1,341	156
Repayments of long-term debt	(370)	(6,730)	(6,352)
Proceeds from issuance of long-term debt	—	—	9,166
Repayment of NeoPharm Debt	(2,500)	—	—
Net proceeds from Series B Preferred Stock issuance	—	13,044	—
Change in line of credit	—	(1,500)	1,500
Costs incurred in Exchange Transaction	—	—	(941)
Proceeds from exercise of stock warrants	188	2,036	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,314)	8,191	3,529

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,319)	3,892	(146)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,110	218	364

CASH AND CASH EQUIVALENTS AT END OF YEAR	$791	$4,110	$218

See notes to the consolidated financial statements.

AKORN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Business and Basis of Presentation
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). See Note Q — “Business Alliances.”
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
     The Contract Services segment, which produces products for third party customers based upon their specification and at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product or service as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.
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
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In the first quarter of 2004, the Company obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered its estimate of in-transit inventory. This resulted in the Company recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. The Company intends to use this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, the Company, in accordance with its policy, reduced its estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six-quarter trend of such sales being below the Company’s previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. In the fourth quarter of 2005, Management reviewed sales trends through wholesalers and revised the estimated percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement which resulted in a $408,000 increase in chargeback expense in the fourth quarter 2005. The Company intends to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made.
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
     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2005, 2004, and 2003, the Company recorded chargeback and rebate expense of $24,391,000, $16,915,000, and $12,836,000, respectively. The allowance for chargebacks and rebates was $7,634,000 and $5,406,000 as of December 31, 2005 and 2004, respectively.
     Product Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience and by customer in some cases. In evaluating month-end allowance balances, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to the Company in the future. Actual returns processed can vary materially from period to period. For the years ended December 31, 2005, 2004, and 2003 the Company recorded a provision for product returns of $3,122,000, $1,956,000, and $2,085,000, respectively. The allowance for potential product returns was $1,529,000 and $1,393,000 at December 31, 2005 and 2004, respectively.
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
     For the years ended December 31, 2005, 2004, and 2003, the Company recorded a net expense/(benefit) for doubtful accounts of $74,000, ($43,000), and ($471,000), respectively. The 2005 expense was mainly due to one uncollectible account while the favorable experience in 2004 and 2003 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $13,000 and $435,000, as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company had a total of $426,000 of past due gross accounts receivable, of which $38,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases. Of the recorded allowance for doubtful accounts as of December 31, 2005 of $13,000, the portion related to wholesaler customers is $8,000 with the remaining $5,000 reserve for all other customers.
     Discounts: Cash discounts are available to certain customers based on agreed upon terms of sale. The Company evaluates the discount reserve balance against actual discounts taken. For the years ended December 31, 2005, 2004, and 2003, the Company recorded a provision for discounts of $1,003,000, $925,000, and $689,000, respectively. The allowance for discounts was $244,000 and $234,000 as of December 31, 2005 and 2004, respectively.
     Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2005, 2004, and 2003, the Company recorded a provision for inventory obsolescence of $530,000, $1,290,000, and $940,000, respectively. The allowance for inventory obsolescence was $916,000 and $660,000 as of December 31, 2005 and 2004, respectively.
     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at December 31, 2005 and 2004 was $14,875,000 and $13,367,000, respectively. Amortization expense was $1,508,000, $1,372,000, and $1,415,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company regularly assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.
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

     The amortization expense of acquired intangible assets, absent any further impairments, for each of the five years ending December 31, 2010 will be as follows (in thousands):

For the year ended 12/31/06	$1,385
For the year ended 12/31/07	$1,355
For the year ended 12/31/08	$1,354
For the year ended 12/31/09	$1,354
For the year ended 12/31/10	$1,354
     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms. The average estimated service lives of buildings, leasehold improvements, furniture and equipment, and automobiles are approximately 30, 10, 10, and 5 years, respectively. Depreciation expense was $2,604,000, $2,703,000, $3,058,000 and for 2005, 2004, and 2003, respectively.
     Net Loss Per Common Share: Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. However, due to net losses in each of the last three years, the Company had no dilutive stock options, warrants or convertible securities. Antidilutive shares excluded from the computation of diluted net loss per share include 59,661,000, 59,229,000, and 53,402,000 for 2005, 2004, and 2003, respectively, related to options, warrants and convertible securities.
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
     Had compensation cost for the Company’s stock-based compensation plans been determined based on SFAS No. 123, the Company’s loss and net loss per share for the years ended December 31, 2005, 2004 and 2003 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	2005	2004	2003
Net loss, as reported	$(8,609)	$(3,026)	$(12,325)
Add stock based employee compensation expense, included in reported net loss	407	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,441)	(3,233)	(1,969)

Pro forma net loss	(9,643)	(6,259)	(14,294)
Add preferred stock dividends and adjustments	(4,082)	(34,436)	—

Pro forma net loss available for common stockholders	$(13,725)	$(40,695)	$(14,294)

Basic and diluted loss per common share of stock
As reported	$(0.49)	$(1.80)	$(0.62)

Pro forma	$(0.53)	$(1.95)	$(0.72)

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
Note C — Allowance for Customer Deductions
     The activity in various allowance accounts is as follows (in thousands):

	Doubtful Accounts Years Ended			Returns
	December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Balance at beginning of year	$435	$609	$1,200	$1,393	$1,077	$1,166
Provision (recovery)	74	(43)	(471)	3,122	1,956	2,085
Charges	(496)	(131)	(120)	(2,986)	(1,640)	(2,174)

Balance at end of year	$13	$435	$609	$1,529	$1,393	$1,077

	Discounts			Chargebacks and Rebates
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Balance at beginning of year	$234	$94	$172	$5,406	$4,804	$4,302
Provision	1,003	925	689	24,391	16,915	12,836
Charges	(993)	(785)	(767)	(22,163)	(16,313)	(12,334)

Balance at end of year	$244	$234	$94	$7,634	$5,406	$4,804

Note D — Inventories
     The components of inventories are as follows (in thousands):

	December 31,
	2005	2004
Finished goods	$4,914	$5,194
Work in process	1,702	1,380
Raw materials and supplies	3,663	3,847

	$10,279	$10,421

     The Company maintains an allowance for excess and obsolete inventory. The activity in this account is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of year	$660	$917	$1,206
Provision	530	1,290	940
Charges	(274)	(1,547)	(1,229)

Balance at end of year	$916	$660	$917

Note E — Investment in Novadaq Technologies
In the first quarter of 2002, the Company received an equity ownership in Novadaq Technologies, Inc., (“Novadaq”), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of a settlement between the Company and Novadaq. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company had reclassified these advances as an Investment in Novadaq. In the fourth quarter of 2002, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in 2002 pursuant to a pre-existing agreement with another third party. In 2004, the Company and Novadaq reached an agreement on a separate dispute whereby Novadaq repurchased the Company’s holdings in Novadaq for $2,000,000. The settlement resulted in a gain of $1,287,000 which is part of the $1,562,000 gain related to disputed settlements in the 2004 Consolidated Statement of Operations. (See Note N — “Commitments and Contingencies.”)

Note F — Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Land	$396	$396
Buildings and leasehold improvements	9,393	9,325
Furniture and equipment	27,866	27,516
Automobiles	55	55

	37,710	37,292
Accumulated depreciation	(26,879)	(24,337)

	10,831	12,955
Construction in progress	20,240	18,938

	$31,071	$31,893

     Construction in progress represents capital expenditures principally related to the Company’s lyophilization facility. The accumulated lyophilization facility spending through December 31, 2005 was $19,691,000. The Company capitalized interest expense related to the lyophilization project of $220,000 and $1,166,000 in 2004 and 2003, respectively. The Company estimates an additional $1,000,000 in spending will be required to complete the expansion (excluding capitalized interest). The Company anticipates completing the lyophilization facility in the second quarter of 2006 and being fully operational in the second half of 2006. The Company can make no assurances that it will be able to successfully implement this project within its estimated timeframe or at all, and if not, material impairment charges may be required.
Note G — Financing Arrangements
     The Company’s long-term debt consists of (in thousands):

	December 31,
	2005	2004
Credit Agreement with LaSalle Bank:
Line of Credit	$—	$—
Convertible subordinated debentures	5,000	5,000
Mortgage payable	938	1,307
Promissory note to NeoPharm, Inc.	—	3,250
2003 Subordinated Notes	2,767	2,767

	8,705	12,324
Less unamortized discount on debt	(1,059)	(1,944)
Less current installments and debt in default	(7,044)	(3,590)

Long-term debt	$602	$6,790

     Maturities of debt are as follows (in thousands):

Year ending December 31:
2006	$8,103
2007	394
2008	208
2009	—

Total	$8,705

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

     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from Northern Trust , a balance of $37,731,000, at a discount and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”), (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash from the proceeds of the term loan under the Credit Facility described in a following paragraph. The 2003 Subordinated Notes and cash were issued by the Company to (a) The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, (b) Arjun Waney, a holder of a significant stock position in the Company, and (c) Argent Fund Management Ltd., for which Mr. Waney serves as Chairman and Managing Director and 52% of which is owned by Mr. Waney. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share.
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
     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with two Term Loans (collectively, the “Term Loans”) which consisted of a $5,500,000 term loan A, and a $1,500,000 term loan B totaling $7,000,000, and a revolving line of credit of up to $5,000,000 (the “Revolver”) to provide for working capital needs (collectively, the “Credit Facility”) secured by substantially all of the assets of the Company. The obligations of the Company under the Credit Facility had been guaranteed by the Kapoor Trust and Mr. Waney. In exchange for this guaranty, the Company issued additional warrants (“Guarantee Warrants”) to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Mr. Waney, respectively, and had agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase additional shares of common stock; however, the guarantees were terminated before the first anniversary, as described below. The warrants issued in exchange for these guarantees have an exercise price of $1.10 per share.
     The Term Loans bore interest at prime plus 1.75% and were paid in full on August 23, 2004. The Credit Facility was set to mature on October 7, 2005 and was renewed on September 30, 2005. The Credit Facility expires in September 30, 2008 and does not provide for term loans, but includes a revolving line of credit (the “Revolver”). The Revolver bears interest at prime plus 0.50% (7.75% as of December 31, 2005). Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 50% of raw material, finished goods and component inventory excluding packaging items, not to exceed $5,000,000 and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000 as of August 2003) and $1,750,000. The availability as of December 31, 2005 was approximately $8,100,000. The Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as EDITDA to interest expense and Senior Debt to EBITDA ratios. The Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the Company’s financial condition. Because the Credit Facility also requires the Company to maintain its deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, requires that outstanding borrowings under the Revolver be classified as a current liability. On August 13, 2004, the Company entered into the First Amendment to the Credit Facility. Among other things, the First Amendment amended certain financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations. Certain financial conditions in the Kapoor Trust guaranty were also amended as a result of the First Amendment. On August 26, 2004, the Company entered into the Second Amendment to the Credit Facility, which released the Kapoor Trust guaranty and eliminated certain event of default provisions that were related to the Kapoor Trust guaranty. In addition, on August 27, 2004, LaSalle Bank cancelled each of the irrevocable standby letters of credit posted by Dr. Kapoor and Mr. Waney. On October 8, 2004, the Company entered into the Third Amendment to the Credit Facility (the “Third Amendment”) which waived events of default associated with the warrants issuance to AEG Partners, LLC (“AEG”) and the NeoPharm Promissory Note default. In addition, the Third Amendment amended definitions of the Computation Period and EBITDA to Interest Expense Ratio for covenant calculations.
     As more fully described in Note H, the Company issued additional preferred stock and warrants on August 23, 2004. A portion of the related proceeds was used to pay off the Term Loans and pay down the Revolver. The Company continues to maintain the Revolver which, as of December 31, 2005, had an outstanding balance of zero.
     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement (the “Convertible Note Agreement”) consisting of a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust. Borrowing under the Convertible Note Agreement are due December 20, 2006, bear interest at prime plus 3.0% (10.25% as of December 31, 2005), and were issued with detachable warrants to purchase approximately 1,667,000 shares of common stock. Interest cannot be paid under the Convertible Note Agreement until the termination of the Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allows the Kapoor Trust to immediately convert the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A Note and $1.80 per share of common stock for Tranche B Note.
     The Company, in accordance with APB Opinion No. 14, recorded the convertible subordinated debt and related warrants as separate securities. Furthermore, in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 00-27, the Company has also computed and recorded a separate amount related to the “intrinsic” value of the conversion option related to the debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the “intrinsic” value of the conversion option, is being amortized and charged to interest expense over the life of the subordinated debt. Additionally, as the accrued interest on the convertible subordinated debt is also convertible into common stock, it may also result in separately recordable beneficial conversion amounts. Such amounts are recorded when the price of the Company’s common stock is higher than the conversion rate when the interest is accrued. The beneficial conversion feature amount related to interest was$353,000, $269,000 and $0 in 2005, 2004 and 2003, respectively, and was recorded as an increase to paid-in-capital and as additional debt discount amortizable over the remaining term of the convertible subordinated debt. Related debt discount amortization was $728,000, $573,000 and $588,000 in 2005, 2004, 2003, respectively.
     In December 2001, the Company entered into a $3,250,000 five-year loan (the “NeoPharm Note”) with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Dr. Kapoor, the Company’s chairman, is also a director of NeoPharm and holds a substantial stock position in NeoPharm, as well as in the Company Under the terms of the NeoPharm Note evidencing the loan, interest accrued at the initial rate of 3.6% to be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. In consideration for the loan, under a separate processing agreement between the Company and NeoPharm, the Company, agreed to provide NeoPharm with access to at least 15% of the capacity of its lyophilization facility each year upon completion of the lyophilization facility.
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
     The event of default under the NeoPharm Note also triggered a cross-default provision under the Convertible Note Agreement and the Credit Facility. The Kapoor Trust waived the cross-default. On October 8, 2004, the Company entered into a Third Amendment to the Credit Facility which, among other things, amended certain of the financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations, including noncompliance arising from the event of default under the NeoPharm Note. Because of this default, the Company recorded the $3,250,000 of debt and $362,000 of accrued interest as current obligations as of December 31, 2004. On May 16, 2005, the Company paid all principal and interest due under the NeoPharm Note with a one-time cash payment of $2,500,000 and terminated the processing agreement between NeoPharm and the Company. This settlement generated a gain of $1,212,000 in 2005 which is included in Other income in the Company’s Consolidated Statement of Operations. On May 13, 2005, the Company entered into a Waiver and Consent to Credit Agreement with LaSalle Bank pursuant to which LaSalle Bank agreed to waive events of default arising out of the Company’s noncompliance with its obligations under the Credit Facility resulting from its pay-off of the NeoPharm Note.

     As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. in the amount of $2,767,000. The 2003 Subordinated Notes mature on April 7, 2006 and bear interest at prime plus 1.75% (9.00% as of December 31, 2005), but interest payments are currently prohibited under the terms of a subordination arrangement between LaSalle and the note holders. The 2003 Subordinated Notes are subordinate to the Credit Facility and but senior to the Convertible Note Agreement. The Company also issued to the holders of the 2003 Subordinated Notes warrants (the “Note Warrants”) to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All unexercised Note Warrants expire on October 7, 2006. The Company, in accordance with APB Opinion No. 14, recorded the initial issuance of the 2003 Subordinated Notes and Note Warrants as separate securities. The fair value of the Note Warrants was estimated on the date of issuance using the modified Black-Scholes option pricing model with the following assumptions: (i) dividend yield of zero, (ii) expected volatility of 127.5%, (iii) risk free rate of 2.19%, and (iv) expected life of 3 years. As a result, the Company assigned a value of $336,000 to Note Warrants and recorded this amount in shareholders’ equity and as a discount, along with the spread between the face value of the debt and its initial recorded value as described above, on the 2003 Subordinated Notes. Related debt discount amortization was$509,000, $373,000 and $61,000 in 2005, 2004 and 2003, respectively.
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $938,000 and $1,307,000 at December 31, 2005 and 2004, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
     As part of the Exchange Transaction, the Company recorded $1,627,000 as deferred financing costs, including the value of the Guarantee Warrants. This amount is being amortized as a component of interest expense over the life of the related debt or guarantee. With the retirement of the Term Loans and related guarantee terminations in the third quarter of 2004, the remaining guarantee warrant amortization and deferred financing costs not related to the Revolver were charged to interest expense, resulting in $245,000 of additional amortization. Deferred financing costs relating to the Revolver continue to be amortized. Including these adjustments, amortization in 2005, 2004 and 2003 was$74,000, $1,208,000 and $345,000, respectively.
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
     As set forth in the Company’s Restated Articles of Incorporation, all outstanding shares of Series A Preferred Stock immediately and automatically converted into shares of Common Stock on the day after the closing price per share of the Common Stock exceeded $4.00 for 20 consecutive trading days. The closing price per share of the Common Stock as reported on the American Stock Exchange exceeded $4.00 for 20 consecutive trading days as of the close of the market on January 12, 2006. Consequently, on January 13, 2006 all 241,122 of the Company’s outstanding shares of Series A Preferred Stock automatically converted into an aggregate of 36,796,755 shares of Common Stock. No shares of Series A Preferred Stock remain outstanding after this conversion.
     On August 23, 2004, the Company issued an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”) The net proceeds to the Company after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000. A portion of the proceeds was used to pay off the Term Loans and reduce the Revolver to zero. Remaining proceeds are available for working capital and other general corporate purposes, including validation testing of the Company’s Lyophilization facility. In accounting for the issuance of the Series B Preferred Stock and Series B Warrants in 2004, the Company recorded additional charges directly to accumulated deficit of $5,998,000. That charge did not impact net earnings in 2004, but substantially reduced earnings available to common stockholders and earnings per share for that period.
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

Note I — Leasing Arrangements
     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were$1,696,000, $1,549,000 and $1,562,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases (in thousands):

Year ending December, 31
2006	$1,580
2007	1,585
2008	755
2009 and thereafter	202
—

Total	$4,122

Note J — Stock Options, Employee Stock Purchase Plan and Restricted Stock
     Under the 1988 Incentive Compensation Program (the “Incentive Program”) which expired November 2, 2003, any officer or key employee of the Company was eligible to receive options as designated by the Company’s Board of Directors. The exercise price of the options granted under the Incentive Program were not to be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended December 31, 2003 and 2002 have exercise prices equivalent to the market value of the Company’s common stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years. Under the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), 2,807,000 options have been granted to employees. These options generally vest over a period of three years and expire within a period of five years.
     Under the 1991 Stock Option Plan for Directors (the “Directors’ Plan”), which expired in December 7, 2001, persons elected as directors of the Company were granted nonqualified options at the fair market value of the shares subject to option on the date of the grant. Options granted under the Directors’ Plan vested immediately and expire five years from the date of grant. Under the 2003 Plan, 85,000 options have been granted to directors. The Amended 2003 Plan was approved by the shareholders in May 2005.
     A summary of the status of the Company’s stock options as of December 31, 2005, 2004 and 2003 and changes during the years ended December 31, 2005, 2004 and 2003 is presented below (shares in thousands):

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	4,363	$2.46	3,478	$2.30	2,997	$2.93
Granted	606	$3.00	1,832	$2.79	1,102	$1.09
Exercised	(689)	$3.12	(597)	$2.55	(42)	$0.93
Expired/Canceled	(574)	$3.74	(350)	$2.62	(579)	$3.83

Outstanding at end of period	3,706	$2.54	4,363	$2.46	3,478	$2.30

Options exercisable at end of period	2,865	$2.31	3,118	$2.37	2,076	$2.72
Options available for future grant	2,383		2,802		1,077
Weighted average fair value of options granted during the period		$1.70		$2.18		$1.16
     The fair value of each option granted during the year ended December 31, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of zero%, (ii) expected volatility of 83%, 64%, 59% and 60% for the three months ended March 31, June 30, September 30, and December 31, 2005, respectively (iii) risk-free interest rate of 3.9%, 3.9%, 4.0% and 4.4% for the three months ended March 31, June 30, September 30, and December 31, 2005, respectively and (iv) expected life of 5 years.
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
     The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted Average		Exercisable at
	December 31,	Remaining	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price
$0.50 — $0.75	132	2.4 years	$0.71	104	$0.70
$0.76 — $1.00	401	1.9 years	$0.93	341	$0.94
$1.01 — $2.00	986	2.8 years	$1.88	982	$1.88
$2.01 — $3.50	1,675	2.7 years	$2.81	1,050	$2.66
$3.51 — $4.00	366	2.3 years	$3.64	279	$3.61
$4.01 — $5.00	51	4.9 years	$4.28	14	$4.26
$5.01 — $6.00	95	.1 years	$5.31	95	$5.31

	3,706			2,865
     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. The Company will adopt SFAS No. 123R on January 1, 2006, and expects the impact to be approximately $541,000 for the year ended December 31, 2006.
     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company’s common stock may be acquired under the terms of the Plan. New shares issued under the plan approximated 34,000 in 2005, 44,000 in 2004 and 127,000 in 2003. The Company expects the FAS 123R impact related to the Employee Stock Purchase Plan will not be material for the year ended December 31, 2006.
     On April 1, 2005, the Company granted approximately 223,000 shares of restricted stock to its employees. The market value was $2.61 per share on that date and the Company recorded $582,000 as deferred compensation expense. The shares fully vest on April 1, 2006 and $407,000 was recorded as compensation expense in 2005.
Note K — Income Taxes
     The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total

Year ended December 31, 2005
Federal	$15	$—	$15
State	2	—	2

	$17	$—	$17

Year ended December 31, 2004
Federal	$6	$—	$6
State	2	—	2

	$8	$—	$8

Year ended December 31, 2003
Federal	$—	$—	$—
State	(171)	—	(171)

	(171)	—	(171)

     Income tax expense (benefit) differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Computed “expected” tax expense (benefit)	$(2,922)	$(1,027)	$(4,191)
Change in income taxes resulting from:
State income taxes, net of federal income tax	(414)	(145)	(765)
Nondeductible preferred stock accretion and other permanent differences	161	926	—
Valuation allowance change	3,192	254	4,816
Other, net	—	—	(31)

Income tax expense (benefit)	17	$8	$(171)

     Net deferred income tax assets at December 31, 2005 and 2004 include (in thousands):

	December 31,	December 31,
	2005	2004

Deferred income tax assets:
Other accrued expenses	$826	$268
Intangible assets	750	1,168
Net operating loss carry forwards.	13,475	11,655
Other	3,128	3,576

Subtotal deferred income tax assets	18,179	16,667

Valuation allowance	(17,332)	(14,140)

	847	2,527
Deferred income tax liabilities:
Property, plant and equipment, net	(847)	(2,527)
Subtotal deferred income tax liabilities	(847)	(2,527)

Net	$—	$—

     The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company considered both negative and positive evidence. Based upon this analysis, the negative evidence outweighed the positive evidence in determining the amount of the net deferred income tax assets that are more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the net deferred income tax assets to zero. The Company has net operating loss carry forwards of approximately $34 million expiring from 2022 through 2025.
Note L — Retirement Plan
     All employees who have attained the age of 21 are eligible for participation in the Company’s 401(k) Plan. The plan-related expense for the years ended December 31, 2005, 2004, and 2003 totaled $311,000, $276,000, and $198,000, respectively. The employer’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.
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

     Selected financial information by industry segment is presented below (in thousands):

	Years ended December 31,
	2005	2004	2003
Revenues
Ophthalmic	$22,659	$29,812	$26,056
Injectable	13,719	12,341	12,155
Contract Services	8,106	8,555	7,280

Total revenues	$44,484	$50,708	$45,491

Gross profit/(loss)
Ophthalmic	$8,069	$14,486	$7,967
Injectable	5,740	3,288	4,309
Contract Services	1,135	428	(128)

Total gross profit	14,944	18,202	12,148
Operating expenses	22,423	18,570	18,424

Total operating loss	(7,479)	(368)	(6,276)
Interest and other expense, net	(1,113)	(2,650)	(6,220)

Loss before income taxes	$(8,592)	$(3,018)	$(12,496)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
Note N — Commitments and Contingencies
     (i) The FDA issued a Warning Letter to the Company in October 2000 following a routine inspection of its Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. The Warning Letter cited violations of regulatory requirements identified during the 2000 inspection and requested that the Company take corrective actions. Under the terms of the Warning Letter, the Company was unable to obtain any approvals to market new products and government agencies were notified of its non-compliant status. Additional FDA inspections in 2002, 2003 and 2004 identified additional and recurring violations resulting in continuance of the Warning Letter. During this time, the FDA initiated no enforcement action.
     Since 2000, and in response to the violations cited by the FDA, The Company implemented a comprehensive systematic corrective action plan at its Decatur manufacturing facility. The Company maintained regular communications with the FDA and provided periodic progress reports.
     On December 13, 2005, the FDA notified the Company that it had satisfactorily implemented corrective actions and the FDA had determined that its Decatur manufacturing facility was in substantial compliance with cGMP regulations. Consequently, the restrictions of the Warning Letter were removed and the Company became eligible for new product approvals for products manufactured at its Decatur manufacturing facility.
     While under the Warning Letter restrictions from 2000 to 2005, the inability to fully utilize the capabilities of the Decatur manufacturing facility had a material adverse effect on the business, financial condition and results of operations of the Company.
     (ii) On September 25, 2003, the Company consented to the entry of an administrative cease and desist order to resolve the issues arising from the Securities and Exchange Commission (“SEC”) staff’s investigation related to its allegations that internal control and books and records deficiencies prevented the Company from accurately recording, reconciling and aging its accounts receivable which had resulted in a 2003 restatement of the Company’s financial statements for 2000 and 2001 to record a $7,500,000 increase to the allowance for doubtful accounts as of December 31, 2000, which it had originally recorded as of March 31, 2001. Without the Company admitting or denying the findings set forth therein, the consent order finds that the Company failed to keep accurate books and records and failed to devise and maintain a system of adequate internal accounting controls with respect to its accounts receivable in violation of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The consent order did not impose a monetary penalty against the Company or require any additional restatement of the Company’s financial statements. The consent order contained additional commitments by the Company related to certain corporate governance actions and reporting. The Company has met each commitment.
     (iii) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants. AEG exercised 250,000 warrants during the twelve months ended December 31, 2005 and has 1,000,000 warrants remaining as of December 31, 2005.
     (iv) The Company is a party in other legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
Note O — Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,
	2005	2004	2003
Interest and taxes paid:
Interest (net of amounts capitalized)	$419	$434	$2,289
Income taxes	72	2	—
Exchange Transaction:
Warrants in exchange for consulting services	—	—	1,518
Debt extinguished with other securities	—	—	32,257
Preferred stock issued to extinguish debt	—	—	20,874
Subordinated debt issued to extinguish debt	—	—	2,046
Warrants issued to extinguish debt	—	—	9,337
Note P — Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Company does not expect that the adoption of SFAS No. 155 will have a significant impact on its consolidated financial statements.
     In September 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” Under EITF 05-8, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying Statement 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” require that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. The EITF 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The Company does not expect the adoption of the EITF to have a material impact on its financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises and replaces SFAS No. 123, Accounting for Stock-Based Payments and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. The Company will adopt SFAS No. 123R on January 1, 2006.
     SFAS 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.
     The Company will elect the modified prospective method and will not restate prior year amounts. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees under APB 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior years, the impact of that adoption would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net earnings and pro forma earnings per share.
Note Q — Business Alliances
     On April 21, 2004, the Company announced the signing of a memo of understanding with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India. As a result of negotiations following the execution of the memo of understanding, on September 22, 2004, the Company entered into agreements with Strides for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for the U.S. hospital and retail markets. The joint venture operates in the form of a Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides will be responsible for developing, manufacturing and supplying products under an OEM Agreement between it and the Joint Venture Company. The Company will be responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. Strides and Akorn each own 50% of the Joint Venture Company with equal management representation. Each contributed $1,250,000 in capital, to be used to finance the preparation of ANDAs by Strides. As of December 31, 2004, the Company had funded its $1,250,000 capital contribution to the Joint Venture Company. In February 2005, the Company loaned an additional $1,250,000 to the Joint Venture Company that was advanced to Strides to finance its capital contribution. Strides repaid this loan to the Joint Venture Company which then repaid this amount to the Company in December 2005. Under the OEM Agreement, the respective contributions were advanced to Strides to finance the preparation, development and filing with the FDA of ANDAs for generic drugs based on a mutually agreed development schedule. The Joint Venture Company will have exclusive rights to FDA approved generic drugs within the United States hospital, medical clinic, physician group and other wholesale drug markets. If both managers agree, Strides and Akorn may make additional equivalent capital contributions to finance subsequent ANDA preparation costs under a similar arrangement to its initial capital contributions, including an additional loan by the Company to the Joint Venture Company to finance Strides’ capital contribution. In 2005, Strides and the Company each contributed $250,000 for additional ANDA development work. Pursuant to the requirements of FIN 46(R), because the Company funded Strides’ capital contribution (even though that funding was supported by a letter of credit ultimately in the Company’s favor), the Company was required to consolidate the Joint

Venture Company until such time as its loan was collected. Accordingly, in the Company’s consolidated financial statements, its 2004 contribution to the Joint Venture Company was eliminated. The advance of the initial $1,250,000 from the Joint Venture Company to Strides was reflected as an other current asset and was amortized over the mutually agreed upon development schedule period in 2004 and 2005. Because of this, the Company had recorded 100% of the Joint Venture Company losses in its 2004 results of operations and the amortization expense for 2004 was $375,000. In December 2005, the Company recorded a $1,250,000 reduction in its research and development expense to recognize the change to a 50/50 loss sharing arrangement in line with the Strides capital contribution in cash at risk in the Joint Venture Company. The total research and development expense recorded by the Company related to the Joint Venture Company was $1,125,000 for 2005.
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
     On March 7, 2006 the Company entered into an exclusive drug manufacturing and supply agreement for an oral anti-infective ANDA drug product with Cipla, Ltd., (“Cipla”) a leading Indian pharmaceutical company located in Mumbai, India, Under the terms of the ten-year agreement, Cipla will be responsible for the manufacturing and supply of the drug using the Company’s formulation, and the Company will be responsible for the ANDA regulatory submission and clinical development, and for funding the purchase of specialized manufacturing equipment. The Company will pay Cipla milestone fees for Cipla’s assistance with ANDA development and submission. Pursuant to the agreement, the Company will purchase the product from Cipla and Cipla will supply the product to the Company on an exclusive basis in the United States. The Company will own the ANDA in the United States.
Note R — Customer and Supplier Concentration
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The percentage impact that these customers had on the Company’s business as of and for the years ended as indicated is as follows:

	2005			2004			2003
	Gross		Gross Acct.	Gross		Gross Acct.	Gross
	Sales	Revenue	Receivables	Sales	Revenue	Receivables	Sales	Revenue
Amerisource	24%	16%	28%	14%	10%	17%	19%	15%
Cardinal	28%	19%	29%	25%	20%	51%	19%	14%
McKesson	17%	11%	19%	18%	16%	6%	16%	15%
     No other customer accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     In both 2005 and 2004, purchases from Cardinal Health PTS, LLC accounted for approximately 17% of its purchases. No supplier of products accounted for more than 10% of the Company’s purchases in 2003. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company’s ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Note S — Subsequent Events
     On March 8, 2006 the Company completed a $19,402,000 private placement of common stock which yielded net proceeds of approximately $18,060,000. This placement consisted on 4,311,669 shares of the Company’s common stock plus warrants to purchase an additional 1,509,088 shares of common stock for a five year period at an exercise price of $5.40 per share. The proceeds from the stock issuance will be used for debt retirement and additional funding for new product development.
     On March 20, 2006 the Company retired the 2003 Subordinated Notes with a cash payment of $3,288,000 which included the original $2,767,000 principal balance plus the accrued interest up to the date of payment.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to us that is required to be included in our periodic SEC filings.
     There were no changes to our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Incorporated by reference to the sections entitled “I — Proposals — Proposal 1 — Elections of Directors”, “II — Corporate Governance and Related Matters” and “IV — Executive Compensation and Other Information” in the definitive proxy statement for the 2006 annual meeting.
Item 11. Executive Compensation.
Incorporated by reference to the sections entitled “II — Corporate Governance and Related Matters — Director Compensation” and “IV — Executive Compensation and Other Information” in the definitive proxy statement for the 2006 annual meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to the section entitled “III — Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2006 annual meeting.
Item 13. Certain Relationships and Related Transactions.
Incorporated by reference to the section entitled “II — Corporate Governance and Related Matters — Certain Relationships and Related Transactions” in the definitive proxy statement for the 2006 annual meeting.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference to the section entitled “I — Proposals — Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2006 annual meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	(1)	Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(2)
Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3)
Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

3.2	Amended and Restated By-laws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

4.1	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.2	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.3	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.4	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.5	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.6	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.7	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.7 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.8	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd., incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.9	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.10	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

4.11	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

4.12	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn, Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004.

4.13	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

4.14	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

Exhibit No.	Description
4.15	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

4.16	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006 incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

10.1†	Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.2†	1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.3	Letter of Commitment to Akorn, Inc. from John. N. Kapoor dated April 17, 2001, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on April 25, 2001.

10.4	Convertible Bridge Loan and Warrant Agreement dated as of July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001.

10.5	The Tranche A Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001.

10.6	The Tranche B Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001.

10.7	Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001.

10.8	Allonge to Revolving Note ($2 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.14 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.9	Allonge to Revolving Note ($3 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.15 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

Exhibit No.	Description
10.10	First Amendment to Convertible Bridge Loan and Warrant Agreement dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.16 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.11	Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002.

10.12	Mutual Termination and Settlement Agreements by and between Akorn, Inc. and The Johns Hopkins University/Applied Physics Laboratory dated. July 3, 2002, incorporated by reference to Exhibit 10.23 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on October 7, 2002.

10.13	Second Amendment to Convertible Bridge Loan and Warrant Agreement dated August 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.19 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.14	Amendment to Engagement Letter by and among Akorn, Inc. and AEG Partners LLC dated as of November 21, 2002 incorporated by reference to Exhibit 10.40 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003.

10.15	Third Amendment to Convertible Bridge Loan and Warrant Agreement dated December 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.16†	Offer Letter dated January 22, 2003 from Akorn, Inc. to Arthur S. Przybyl, incorporated by reference to Exhibit 10.41 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on May 21, 2003.

10.17	Indemnification Agreement dated May 15, 2003 by and between Akorn, Inc. and Arthur S. Przybyl, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003.

10.18	Credit Agreement dated October 7, 2003 among Akorn, Inc., Akorn New Jersey, Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

10.19	Form of Indemnity Agreement dated October 7, 2003 between Akorn, Inc. and each of its directors, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.20	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and NeoPharm, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.21	Form of Fourth Amendment to Convertible Bridge Loan and Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.22	Limited Waiver Letter dated October 7, 2003 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.34 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.23	Form of Acknowledgment of Subordination dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.6 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.24	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.7 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.25	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.8 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

Exhibit No.	Description
10.26	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and Arjun C. Waney, incorporated by reference to Exhibit 10.9 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.27	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and Argent Fund Management Ltd, incorporated by reference to Exhibit 10.10 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.28†	Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.29†	Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.30†	Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.31†	Offer letter dated June 1, 2004 from Akorn, Inc. to Jeffrey A. Whitnell, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2004, filed March 30, 2005.

10.32	Engagement Letter dated August 5, 2004 between Leerink Swann & Company and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

10.33	Waiver and Consent dated August 23, 2004, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

10.34	Consent and Agreement of Holders of Series A 6.0% Participating Convertible Preferred Stock of Akorn, Inc. dated as of August 17, 2004, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

10.35	The AEG Stock Purchase Warrant, dated August 31, 2004, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on September 9, 2004.

10.36	Limited Liability Company Agreement dated September 22, 2004 between Akorn, Inc. and Strides Arcolab Limited, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.37	OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.38	Sales and Marketing Agreement dated September 22, 2004 between Akorn, Inc. and Akorn-Strides, LLC, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.39	Promissory Note dated September 22, 2004 executed by Akorn-Strides, LLC for the benefit of Akorn, Inc., incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.40	Capital Contribution Agreement dated September 22, 2004 executed by Strides Arcolab Limited for the benefit of Akorn-Strides, LLC, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.41	Waiver Letter dated September 28, 2004 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 30, 2004.

Exhibit No.	Description
10.42	First Amendment to Credit Agreement dated August 13, 2004 among Akorn, Inc., Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s Report on Form 10-Q for the period ended June 30, 2004, filed on August 13, 2004.

10.43	Second Amendment to Credit Agreement dated August 26, 2004 among Akorn, Inc., Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 31, 2004.

10.44	Third Amendment to Credit Agreement dated October 8, 2004 among Akorn, Inc., Akorn New Jersey, Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.53 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004.

10.45	Waiver and Consent dated October 8, 2004, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.54 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004.

10.46	License and Supply Agreement November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on November 17, 2004.

10.47†	Offer letter dated November 15, 2004, from Akorn, Inc. to Jeffrey A. Whitnell, for position of Senior Vice President incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s report on Form 10-K filed on March 30, 2005.

10.48†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan incorporated by reference to Exhibit 10.59 to Akorn, Inc.’s report on Form 10-K filed on March 30, 2005.

10.49†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s Registration Statement on Form S-1 filed May 10, 2005.

10.50	Waiver and Consent to Credit Agreement dated May 13, 2005 between Akorn, LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on May 19, 2005.

10.51	Note Repayment Agreement dated May 16, 2005, by and between NeoPharm, Inc. and Akorn, Inc. incorporated by reference to Exhibit 10.63 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

10.52	Fourth Amendment to the Credit Agreement among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 5, 2005.

10.53	Master Letter of Credit Agreement among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on October 5, 2005.

10.54*	Solicitation/Contract/Order for Commercial Items issued by the HHS to Akorn, Inc. on December 30, 2005.

10.55	Executive Bonus Agreement by and between Akorn, Inc. and Arthur S. Przybyl dated December 27, 2005 incorporated by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed January 3, 2006.

10.56	Executive Bonus Agreement by and between Akorn, Inc. and Jeffrey A. Whitnell dated December 27, 2005 incorporated by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed January 3, 2006.

10.57	Amendment, Waiver and Consent to Credit Agreement dated March 1, 2006, among LaSalle Bank, the Lenders, Akorn, Inc. and Akorn (New Jersey) incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006.

10.58	Waiver and Consent to Credit Agreement dated March 20, 2006 among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 24, 2006.

Exhibit No.	Description
21.1	Subsidiaries of Akorn, Inc., incorporated by reference to Exhibit 21.1 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004.

23.1*	Consent of Registered Public Accountant

24.1	Power of Attorney (incorporated by reference to the signature page to this Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	See (a)3 above.

(c)	See (a)1 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.
By:	/s/ ARTHUR S. PRZYBYL
Arthur S. Przybyl
Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Arthur S. Przybyl, as such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Date: March 30, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR S. PRZYBYL Arthur S. Przybyl	Chief Executive Officer (Principal Executive Officer)	March 30, 2006
/s/ JEFFREY A. WHITNELL Jeffrey A. Whitnell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006
/s/ DR. JOHN KAPOOR Dr. John Kapoor	Director, Board Chairman	March 30, 2006
/s/ JERRY N. ELLIS Jerry N. Ellis	Director	March 30, 2006
/s/ JERRY TREPPEL Jerry Treppel	Director	March 30, 2006
/s/ RONALD M. JOHNSON Ronald M. Johnson	Director	March 30, 2006