Form 10-Q
period 2006-03-31
AKORN INC
filed 2006-05-15
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___
COMMISSION FILE NUMBER: 0-13976
AKORN, INC.
(Exact Name of Registrant as Specified in its Charter)

LOUISIANA	72-0717400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 MILLBROOK DRIVE
BUFFALO GROVE, ILLINOIS	60089
(Address of Principal Executive Offices)	(Zip Code)
(847) 279-6100
(Registrant’s telephone number)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
     At April 30, 2006 there were 74,573,700 shares of common stock, no par value, outstanding.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,558	$791
Trade accounts receivable (less allowance for doubtful accounts of $3 and $13 respectively)	2,031	3,222
Inventories	10,966	10,279
Prepaid expenses and other current assets	1,593	1,402

TOTAL CURRENT ASSETS	39,148	15,694
PROPERTY, PLANT AND EQUIPMENT, NET	31,322	31,071
OTHER LONG-TERM ASSETS
Intangibles, net	9,859	10,210
Other	113	120

TOTAL OTHER LONG-TERM ASSETS	9,972	10,330

TOTAL ASSETS	$80,442	$57,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt	$373	$7,044
Trade accounts payable	2,745	3,046
Accrued compensation	1,063	1,519
Customer accrued liabilities	3,115	135
Accrued interest payable	—	2,514
Accrued expenses and other liabilities	1,180	1,202

TOTAL CURRENT LIABILITIES	8,476	15,460
LONG-TERM LIABILITIES
Long-term debt, less current installments	506	602
Product warranty	1,159	—

TOTAL LONG-TERM LIABILITIES	1,665	602

TOTAL LIABILITIES	10,141	16,062

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 74,281,973 and 27,618,745 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	122,312	67,339
Series A Preferred Stock, $1.00 par value, 257,172 shares authorized and issued, 241,122 shares outstanding at December 31, 2005	—	27,232
Series B Preferred Stock, $1.00 par value, 170,000 shares authorized, 141,000 shares issued, 85,400 outstanding at March 31, 2006 and 106,600 outstanding at December 31, 2005	8,757	10,758
Warrants to acquire common stock	14,424	13,696
Accumulated deficit	(75,192)	(77,992)

TOTAL SHAREHOLDERS’ EQUITY	70,301	41,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,442	$57,095

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Revenues	$29,730	$10,181
Cost of sales	17,997	6,838

GROSS PROFIT	11,733	3,343
Selling, general and administrative expenses	4,484	3,368
Amortization and write-down of intangibles	351	379
Research and development expenses	2,045	1,342

TOTAL OPERATING EXPENSES	6,880	5,089

OPERATING INCOME (LOSS)	4,853	(1,746)
Interest expense	(1,319)	(526)
Debt Retirement Expense	(391)	—
Other Income (Expense)	(17)	—

INCOME (LOSS) BEFORE INCOME TAXES	3,126	(2,272)
Income tax provision	—	15

NET INCOME (LOSS)	3,126	(2,287)
Preferred stock dividends and adjustments	(326)	(1,061)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,800	$(3,348)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.05	$(0.13)

DILUTED	$0.04	$(0.13)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	61,715	25,237

DILUTED	74,980	25,237

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
IN THOUSANDS
(UNAUDITED)

					Warrants	Retained
			Series A	Series B	to acquire	Earnings
Three Months Ended March 31, 2006	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033
Net income	—	—	—	—	—	3,126	3,126
Preferred stock dividends earned	—	—	55	164	—	(219)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	107	—	—	—	(107)	—
Conversion of preferred stock into common stock	37,658	29,452	(27,287)	(2,165)	—	—	—
Exercise of warrants into common stock	788	1,188	—	—	(1,093)	—	95
Conversion of convertible notes into common stock	3,540	7,298	—	—	—	—	7,298
Net proceeds from issuance of common stock and warrants	4,312	16,257	—	—	1,821	—	18,078
Exercise of stock options	356	297	—	—	—	—	297
Employee stock purchase plan issuances	9	41	—	—	—	—	41
Amortization of deferred compensation related to restricted stock awards	—	130	—	—	—	—	130
FAS123R share based payment expense	—	203	—	—	—	—	203

BALANCES AT MARCH 31, 2006	74,282	$122,312	$—	$8,757	$14,424	$(75,192)	$70,301

					Warrants	Retained
			Series A	Series B	to acquire	Earnings
Three Months Ended March 31, 2005	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2004	25,133	$59,571	$25,787	$13,109	$14,160	$(65,301)	$47,326
Net loss	—	—	—	—	—	(2,287)	(2,287)
Preferred stock dividends earned	—	—	391	213	—	(604)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	458	—	—	—	(458)	—
Intrinsic value of beneficial conversion features in convertible interest	—	98	—	—	—	—	98
Exercise of warrants into common stock	50	102	—	—	(64)	—	38
Exercise of stock options	161	386	—	—	—	—	386
Employee stock purchase plan issuances	—	—	—	—	—	—	—

BALANCES AT MARCH 31, 2005	25,344	$60,615	$26,178	$13,322	$14,096	$(68,650)	$45,561

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$3,126	$(2,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	818	1,751
Amortization of debt discounts	1,059	253
Advances to Strides Arcolab Limited	—	(1,500)
Non-cash stock compensation expense	333	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,191	3,228
Inventories	(687)	(272)
Prepaid expenses and other current assets	(184)	272
Trade accounts payable	(301)	(2,625)
Product warranty	1,159	—
Accrued customer liability	2,980	—
Accrued expenses and other liabilities	(694)	105

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,800	(1,075)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(718)	(83)
Purchase of intangible asset	—	(75)

NET CASH USED IN INVESTING ACTIVITIES	(718)	(158)
FINANCING ACTIVITIES (See Note 1 below)
Repayment of long-term debt	(2,826)	(83)
Proceeds from common stock and warrants offering	18,078	—
Proceeds from warrants exercised	95	37
Proceeds under stock option and stock purchase plans	338	388

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,685	342

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,767	(891)
Cash and cash equivalents at beginning of period	791	4,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,558	$3,219

Amount paid for interest	$542	$25
Amount paid for income taxes	2	72
See notes to condensed consolidated financial statements.

Note 1:	In March 2006, $7,298 in principal and interest related to convertible notes was retired by conversion to the common stock of Akorn, Inc. (See Note H)

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — BUSINESS AND BASIS OF PRESENTATION
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, Strides Arcolab Limited (“Strides”) formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and Akorn (New Jersey) Inc. as well as the accounts and results of the Joint Venture Company. Intercompany transactions and balances have been eliminated in consolidation.
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.
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
NOTE C — STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards.
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Stock compensation expense of $203,000 was recognized during the first quarter of 2006 of which $179,000 related to existing stock options granted prior to January 1, 2006 and $24,000 related to stock options granted during the first quarter of 2006. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated. For awards issued prior to January 1, 2006, the Company used the multiple-award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005.

Three Months
Ended
March 31, 2005
Net income (loss) as reported	($2,287)
Add: stock-based employee compensation expense included in reported net income	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(287)

Pro forma net income (loss)	(2,574)
Deduct: preferred stock dividends and adjustments	(1,061)

Pro forma net loss available for common stockholders	($3,635)

Basic and diluted loss per share of common stock
As reported	($0.13)
Pro forma	($0.14)
     The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(SFAS 123(R))	(SFAS 123 Pro Forma)

Expected Volatility	62%	83%
Expected Life (in years)	3.6	5.0
Risk-free interest rate	4.6%	3.9%
Dividend yield	—	—
Fair value per stock option	$2.20	$2.41
A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2006 is as follows:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Term	Aggregate
	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2006	3,706	$2.54
Granted	53	4.50
Exercised	(600)	2.34
Forfeited	(115)	4.95

Outstanding at March 31, 2006	3,044	$2.41	2.80	$7,449

Exercisable at March 31, 2006	2,259	$2.15	2.80	$6,126

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first quarter of 2006 was $1,303,000. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $297,000 during the first quarter of 2006.
     The following is a summary of nonvested stock option activity (in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	842	$1.94
Granted	52	$2.20
Vested	(75)	$1.01
Canceled	(22)	$1.87

Nonvested at March 31, 2006	797	$2.05

For awards issued prior to January 1, 2006, the Company used the multiple-award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
At March 31, 2006, there was $681,000 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 3.0 years.
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first quarter of 2006. As of March 31, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was zero. The Company recognized compensation expense of $130,000 during the first quarter of 2006 on existing restricted stock awards.
NOTE D — REVENUE RECOGNITION
     The Company recognizes product sales for its ophthalmic and injectable business segments upon the shipment of goods or upon the acceptance of title and risk of ownership of the goods by the customer. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.
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
NOTE E — ACCOUNTS RECEIVABLE ALLOWANCES & CUSTOMER ACCRUED LIABILITIES
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
     In the first quarter of 2006, the Company implemented a program to reduce wholesaler inventory stocking levels with significant sales reductions to its major wholesalers. This curtailment in sales generated a low gross accounts receivable level with these major wholesalers (approximately $3,558,000) while the Company’s liabilities for future wholesaler submission of chargebacks, rebates and returns are still at a significant level (approximately $6,673,000). Accordingly, the Company has reclassed this net negative amount of $3,115,000 as a liability on the balance sheet at March 31, 2006. Details of the gross amounts and reserves for both accounts receivable and the accrued customer liability are detailed below.

     The provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the income statement with the exception of the allowance for doubtful accounts which is reflected as part of selling, general and administrative expense. The ending reserve amounts are included in the net trade accounts receivable and customer accrued liabilities in the balance sheet.
     Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
Gross Accounts Receivable	$2,376	$12,642
Less:
Allowance for Doubtful Accounts	(3)	(13)
Returns Reserve	(308)	(1,529)
Discount and Allowances Reserve	—	(244)
Chargeback and Rebates Reserves	(34)	(7,634)

Net Trade Accounts Receivable	$2,031	$3,222

     Customer Accrued Liabilities consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
Gross Amount Due From Customers	$3,558	$—
Less:
Allowance for Doubtful Accounts	—	—
Customer advance payments and net refunds liability	(181)	(135)
Returns Reserve	(1,232)	—
Discount and Allowances Reserve	(144)	—
Chargeback and Rebates Reserves	(5,116)	—

Customer Accrued Liability	$(3,115)	$(135)

     For the three month periods ended March 31, 2006 and 2005, the Company recorded chargeback and rebate expense of $3,643,000 and $4,999,000, respectively. This decrease was primarily due to the reduced sales to wholesalers.
     For the three-month periods ended March 31, 2006 and 2005, the Company recorded a provision for product returns of $893,000 and $514,000, respectively. The increase in the provision was to recognize unfavorable customer returns experience in the period.
     For the three-month periods ended March 31, 2006 and 2005, the Company recorded a net benefit for doubtful accounts of $67,000 and $69,000, respectively as recoveries exceeded uncollectible amounts written off.
     For the three-month periods ended March 31, 2006 and 2005, the Company recorded a provision for cash discounts of $590,000 and $179,000, respectively. This increase primarily related to a cash discount for a large sale of the Company’s antidote products (see Management’s Discussion and Analysis of Financial Condition and Results of Operations below).
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
Finished goods	$3,788	$4,914
Work in process	2,631	1,702
Raw materials and supplies	4,547	3,663

	$10,966	$10,279

     Inventory at March 31, 2006 and December 31, 2005 is reported net of reserves for slow-moving, unsalable and obsolete items of $932,000 and $916,000, respectively, primarily related to finished goods. For the three-month periods ended March 31, 2006 and 2005, the Company recorded a provision of $233,000 and $25,000, respectively. The 2006 increase mainly related to valuation reserves for certain products in inventory at March 31, 2006.

NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2006	2005
Land	$396	$396
Buildings and leasehold improvements	9,415	9,393
Furniture and equipment	28,129	27,866
Automobiles	55	55

Sub-total	37,995	37,710
Accumulated depreciation	(27,346)	(26,879)

	10,649	10,831
Construction in progress	20,673	20,240

Property, Plant, & Equipment, net	$31,322	$31,071

     Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project. The Company anticipates completing its lyophilization facility validation and having a pre-approval inspection (“PAI”) by the U.S. Food and Drug Administration (“FDA”) in the second half of 2006. Future costs are estimated to be approximately $900,000. The Company can make no assurances that it will be able to complete this project within its estimated timeframe, or at all, or that material impairment charges will not be required if such completion does not occur as anticipated. The commissioning of the lyophilization facility is contingent upon a successful PAI to be conducted by the FDA.
NOTE H — FINANCING ARRANGEMENTS
     The Company’s long-term debt consists of (in thousands):

	March 31,	December 31,
	2006	2005
2003 Subordinated Notes	$—	$2,767
Convertible subordinated debentures	—	5,000
Mortgages payable	879	938

	879	8,705
Less unamortized discount on debt	—	(1,059)
Less current installments of debt	(373)	(7,044)

Long-term debt	$506	$602

     On September 30, 2005, the Company renewed its credit agreement (the “Credit Facility”) with LaSalle Bank National Association (“LaSalle Bank”). The renewal extended the existing Credit Facility until September 30, 2008 and increased the Revolving Commitment amount (the “Revolver”) from $5,000,000 to $10,000,000, as well as made modifications of prior existing covenants and the addition of a tangible net worth financial covenant. The borrowing rate was reduced to the LaSalle prime rate (7.75% at March 31, 2006) plus 0.5% from the previous rate of LaSalle prime plus 1.5%. On March 31, 2006, the Company had $5,621,000 of undrawn availability under the Credit Facility.
     On October 7, 2003, the Company issued subordinated promissory notes in the aggregate principal amount of $2,767,000 (the “2003 Subordinated Notes”) along with warrants to purchase 276,714 shares of common stock at an exercise price of $1.10 per share to the John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), Arjun C. Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes were to mature on April 7, 2006 and bore interest at prime plus 1.75%, but interest payments were prohibited under the terms of the Company’s subordination agreement. With the consent of LaSalle Bank, the Company retired the 2003 Subordinated Notes with cash payments totaling $3,288,000 on March 20, 2006. The unamortized debt discount related to the 2003 Subordinated Notes was $113,000 at December 31, 2005. Related debt discount amortization was $113,000 and $88,000 for the three months ended March 31, 2006 and 2005, respectively.
     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement which included a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both the Tranche A Note and the Tranche B Note, which were due December 20, 2006, bore interest at prime plus 3% and were issued with detachable warrants (the “Tranche A Warrants” and the “Tranche B Warrants”) to purchase shares of common stock.

     Interest payments for the Tranche A Note and the Tranche B Note were prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allowed for conversion of the subordinated debt plus interest into the Company’s common stock, at a price of $2.28 per share of common stock for the Tranche A Note and $1.80 per share of common stock for the Tranche B Note. The convertible feature on the accrued interest could generate separately recordable beneficial conversion amounts when the price of the Company’s common stock was higher than the conversion rate when the interest was accrued. The beneficial conversion amount related to interest was zero and $98,000 for the three month periods ended March 31, 2006 and 2005, respectively, and was recorded as an increase to paid-in-capital and as additional debt discount amortizable over the remaining term of the convertible subordinated debt.
     The Company negotiated an early settlement of the Tranche A Note and the Tranche B Note in March 2006. The associated principal and accumulated interest of approximately $7,298,000 was retired by conversion into 3,540,281 shares of the Company’s common stock on March 31, 2006. A debt retirement fee of approximately $391,000 was paid as an inducement to retire these notes prior to the original maturity date of December 20, 2006.
     Unamortized debt discount related to the Tranche A Note and the Tranche B Note was zero and $428,000 as of March 31, 2006 and December 31, 2005, respectively. Related debt discount amortization was $428,000 and $165,000 for the three months ended March 31, 2006 and 2005, respectively.
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $879,000 and $938,000 at March 31, 2006 and December 31, 2005, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
NOTE I — COMMON STOCK ISSUANCE
On March 8, 2006 the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. The aggregate offering price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000.
The net proceeds of $18,078,000 were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants
NOTE J — EARNINGS PER COMMON SHARE
     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of convertible preferred stock, stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three-month period ended March 31, 2005, the assumed exercise or conversion of any of these securities would have been anti-dilutive; and, accordingly, the diluted loss per share equals the basic loss per share for that period. A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	March 31,	March 31,
Fully Diluted Earnings Per Share Data	2006	2005
Net income (loss) available to common stockholders — basic	$2,800	$(3,348)
Preferred stock dividends adjustment	55	—
Adjusted earnings – fully diluted basis	2,855	(3,348)

Basic Shares	61,715	25,237
Preferred Stock	4,897	—
Warrants	6,750	—
Options	1,618	—

Fully Diluted Shares	74,980	25,237

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

	THREE MONTHS ENDED MARCH 31,
	2006	2005
REVENUES
Ophthalmic	$3,807	$5,096
Injectable	23,897	2,901
Contract Services	2,026	2,184

Total revenues	$29,730	$10,181

GROSS PROFIT
Ophthalmic	$998	$1,802
Injectable	10,177	1,224
Contract Services	558	317

Total gross profit	11,733	3,343
Operating expenses	6,880	5,089

Operating income (loss)	4,853	(1,746)
Interest & Other income (expense)	(1,727)	(526)

Income (Loss) before income taxes	$3,126	$(2,272)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
     The FDA issued the Company a Warning Letter in October 2000 following a routine inspection of its Decatur manufacturing facility. An FDA Warning Letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. The Warning Letter cited violations of regulatory requirements identified during the 2000 inspection and requested that the Company take corrective actions. Under the terms of the Warning Letter, the Company was unable to obtain any approvals to market new products and government agencies were notified of its non-compliant status. Additional FDA inspections in 2002, 2003 and 2004 identified additional and recurring violations resulting in continuance of the Warning Letter. During this time, the FDA initiated no enforcement action.
     Since 2000, and in response to the violations cited by the FDA, the Company has implemented a comprehensive systematic corrective action plan at its Decatur manufacturing facility. The Company maintained regular communications with the FDA and provided periodic progress reports.
     On December 13, 2005, the FDA notified the Company that it had satisfactorily implemented corrective actions and the FDA had determined that the Decatur manufacturing facility was in substantial compliance with cGMP regulations. Consequently, the restrictions of the Warning Letter were removed and the Company became eligible for new product approvals for products manufactured at its Decatur manufacturing facility.
     While under the Warning Letter restrictions from 2000 to 2005, the Company’s inability to fully utilize the capabilities of the Decatur manufacturing facility had a material adverse effect on its business, financial condition and results of operations.
     The Company anticipates completing its lyophilization facility validation and having a PAI by the FDA in the second half of 2006. However, the commissioning of the lyophilization facility is contingent upon a successful PAI to be conducted by the FDA.

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
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     The Company’s major customer for the three month period ended March 31, 2006 was the United States Department of Health and Human Services (“HHS”) which purchased $21,962,000 of the Company’s injectable antidote products in the three month period ended March 31, 2006. The Company did not sell to HHS in 2005. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 19% and 54% of Akorn’s gross revenues and 9% and 40% of net revenues for the three months ended March 31, 2006 and 2005, respectively. They accounted for approximately 55% and 58% of the gross accounts receivable balances as of March 31, 2006 and 2005, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     For the three months ended March 31, 2006, Hameln Pharmaceuticals GmbH and Cardinal Health PTS, LLC accounted for 38% and 11%, respectively of the Company’s purchases. For the three months ended March 31, 2005, Cardinal Health PTS, LLC accounted for 31% of the Company’s purchases.
     The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s Abbreviated New Drug Applications (“ANDAs”) and New Drug Applications (“NDAs”), only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2.
AKORN, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS
     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of Akorn or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:
•	Our ability to comply with all of the requirements of the FDA, including current Good Manufacturing Practices regulations;

•	Our ability to obtain regulatory approvals of, commence operations at and obtain business for our new lyophilization facility;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO 2005
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Ophthalmic segment	$3,807	$5,096
Injectable segment	23,897	2,901
Contract Services segment	2,026	2,184

Total revenues	$29,730	$10,181

     Consolidated revenues increased $19,549,000 or 192.0% in the quarter ended March 31, 2006 compared to the same period in 2005. This was mainly due to the $21,962,000 sale of injectable antidote products to HHS partially offset by the planned reduction in ophthalmic sales to wholesalers to reduce wholesaler inventory stocking levels. Our contract services segment revenues decreased by $158,000 or 7.2% mainly due to reduced first quarter demand for contract manufacturing and research services.
     Consolidated gross profit was $11,733,000 or 39.5% for the first quarter of 2006 as compared to a gross profit of $3,343,000 or 32.8% in the same period a year ago mainly due to the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $1,116,000 or 33.1%, during the quarter ended March 31, 2006 as compared to the same period in 2005. The key components of this increase in 2006 were; management bonus expense of $551,000, restricted stock compensation expense of $130,000 and $203,000 in FAS 123R stock option compensation expense for 2006.
     Research and development (“R&D”) expense increased $703,000 or 52.4% in the quarter, to $2,045,000 from $1,342,000 for the same period in 2005 mainly due to continued testing and development of our lyophilization processes ($681,000), increased spending on improvements in regulatory compliance measures ($349,000), and spending on new product development ($247,000) in 2006. This was partially offset by the reduction of $688,000 in product development expenses for the Joint Venture Company in the first three months of 2005.
     Interest expense for the first quarter of 2006 was $1,319,000 versus $526,000 for the same period in 2005. The increase compared to the same period in the prior year was due to the $1,059,000 of amortization of debt discount in accordance with retiring the convertible debt and subordinated notes in the first quarter of 2006.
     For the three-month period ended March 31, 2006 the income tax provision was zero as we are utilizing prior year tax losses to offset the tax liability on income in the first quarter of 2006.
     We reported net income of $3,126,000 for the three months ended March 31, 2006, versus a net loss of $2,287,000 for the same period in 2005 mainly due to the increase in revenues discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the three month period ended March 31, 2006, we generated $8,800,000 in cash provided from operations, primarily due to $3,126,000 in net income generated by the increase in sales, a $3,464,000 change in working capital items mainly due to lower receivables levels with wholesalers and non-cash expenses of $2,210,000 for the period. Investing activities generated a $718,000 reduction in cash flow mainly due to capital expenditures for production equipment. Financing activities provided $15,685,000 in cash, due to the $18,078,000 net proceeds from the March 2006 common stock and warrants offering (see Note I), offset by $2,826,000 repayment of long-term debt. In addition, on March 31, 2006 $7,298,000 in principal and accrued interest on the convertible notes was retired by conversion into 3,540,281 shares of our common stock (see Note H).
     During the three-month period ended March 31, 2005, we used $1,075,000 in cash from operations, primarily due to the net loss, a decrease in accounts payable and a $1,500,000 advance to our joint venture partner (Strides) to develop ANDAs, offset by non-cash adjustments for amortization and depreciation, and by a decrease in accounts receivable. Investing activities during the three-month period ended March 31, 2005 include a $75,000 licensing fee, as well as $83,000 of capital expenditures primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities added $342,000 in cash, due to the proceeds from stock option and warrant exercises.
     As of March 31, 2006, we had $24,558,000 in cash and $5,621,000 of undrawn availability under our Credit Facility with LaSalle Bank (the “Credit Facility”).
Facility Expansion
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. As of March 31, 2006, we had spent approximately $20,051,000 on the lyophilization expansion and anticipate the need to spend approximately $900,000 of additional funds to complete the expansion. The majority of the additional spending will be focused on validation testing of the lyophilization facility as the major capital equipment items are currently in place.

     Commissioning of the lyophilization facility in 2006 will be contingent upon a successful pre-approval inspection to be conducted by the FDA. Manufacturing capabilities for lyophilized products are subsequently projected to be in service by the second half of 2006.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note B – Summary of Significant Accounting Policies to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in the application of the critical accounting policies since December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are no longer adversely affected by increases in market interest rates as our only debt outstanding is the mortgage on our Decatur property which is set at a fixed rate of 7.375%.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.
     There were no changes to our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party in legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, we at this time do not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of us.
ITEM 1A. RISK FACTORS
     None
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
With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of April 30, 2006, we are aware of the sale of 3,694,834 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amendment and Restated By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amended to By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.1 to the Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

(4.1)	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.2)	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.3)	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.4)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.5)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.6)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.7)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.8)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.9)	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.10)	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.11)	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.12)	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004.

(4.13)	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

Exhibit No.	Description
(4.14)	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.15)	Form of Securities Purchase Agreement dated March 1, 2006 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed March 7, 2006.

(4.16)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(10.1)	Amendment, Waiver and Consent to Credit Agreement dated March 1, 2006, among LaSalle Bank, the lenders, Akorn, Inc. and Akorn (New Jersey) Inc. incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006.

(10.2)	Waiver and Consent to Credit Agreement dated March 20, 2006, among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 24, 2006.

(10.3)	Waiver and Consent to Credit Agreement dated March 31, 2006, between Akorn Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 31, 2006.

(10.4)	Executive Employment Agreement dated April 24, 2006, between Akorn, Inc. and Arthur S. Przybyl incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 24, 2006.

(10.5)	Executive Bonus Agreement dated April 27, 2006, between Akorn, Inc. and Arthur S. Przybyl incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed April 24, 2006.

(10.6)	Executive Bonus Agreement dated April 27, 2006, between Akorn, Inc. and Jeffrey A. Whitnell incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed April 24, 2006.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: May 12, 2006