Form 10-Q
period 2006-06-30
AKORN INC
filed 2006-08-10
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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
Yes ☐ No ☑
     At July 31, 2006 there were 75,336,572 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,781	$791
Trade accounts receivable (less allowance for doubtful accounts of $3 and $13, respectively)	4,987	3,222
Inventories	10,970	10,279
Prepaid expenses and other current assets	1,780	1,402

TOTAL CURRENT ASSETS	35,518	15,694
PROPERTY, PLANT AND EQUIPMENT, NET	31,515	31,071
OTHER LONG-TERM ASSETS
Intangibles, net	9,509	10,210
Other	105	120

TOTAL OTHER LONG-TERM ASSETS	9,614	10,330

TOTAL ASSETS	$76,647	$57,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt	$380	$7,044
Trade accounts payable	2,732	3,046
Accrued compensation	1,168	1,519
Customer accrued liabilities	332	135
Accrued interest payable	—	2,514
Accrued expenses and other liabilities	730	1,202

TOTAL CURRENT LIABILITIES	5,342	15,460
LONG-TERM LIABILITIES
Long-term debt, less current installments	408	602
Product warranty	1,159	—

TOTAL LONG-TERM LIABILITIES	1,567	602

TOTAL LIABILITIES	6,909	16,062

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 75,285,018 and 27,618,745 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	124,907	67,339
Series A Preferred Stock, $1.00 par value, 257,172 shares authorized and issued, 241,122 shares outstanding at December 31, 2005	—	27,232
Series B Preferred Stock, $1.00 par value, 170,000 shares authorized, 141,000 shares issued, 82,437 outstanding at June 30, 2006 and 106,600 outstanding at December 31, 2005	8,589	10,758
Warrants to acquire common stock	13,631	13,696
Accumulated deficit	(77,389)	(77,992)

TOTAL SHAREHOLDERS’ EQUITY	69,738	41,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,647	$57,095

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenues	$12,475	$12,578	$42,205	$22,759
Cost of sales	7,520	7,726	25,517	14,564

GROSS PROFIT	4,955	4,852	16,688	8,195
Selling, general and administrative expenses	4,669	3,699	9,153	7,067
Amortization and write-down of intangibles	350	425	701	804
Research and development expenses	2,121	1,423	4,166	2,765

TOTAL OPERATING EXPENSES	7,140	5,547	14,020	10,636

OPERATING INCOME (LOSS)	(2,185)	(695)	2,668	(2,441)
Interest income/(expense) — net	234	(584)	(1,085)	(1,110)
Debt Retirement Gain/(Expense)	—	1,212	(391)	1,212
Other Expense	(12)	—	(29)	—

INCOME/(LOSS) BEFORE INCOME TAXES	(1,963)	(67)	1,163	(2,339)
Income tax provision	—	—	—	15

NET INCOME/(LOSS)	(1,963)	(67)	1,163	(2,354)
Preferred stock dividends and adjustments	(234)	(915)	(560)	(1,976)

NET INCOME/(LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,197)	$(982)	$603	$(4,330)

NET INCOME/(LOSS) PER SHARE:
BASIC	$(0.03)	$(0.04)	$0.01	$(0.17)

DILUTED	$(0.03)	$(0.04)	$0.01	$(0.17)

SHARES USED IN COMPUTING NET INCOME/(LOSS) PER SHARE:
BASIC	74,853	25,961	68,321	25,601

DILUTED	74,853	25,961	76,481	25,601

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
UNAUDITED
(In Thousands)

					Warrants to
			Series A	Series B	acquire	Retained Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
Six Months Ended June 30, 2006	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033
Net income	—	—	—	—	—	1,163	1,163
Preferred stock dividends earned	—	—	55	302	—	(357)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	203	—	—	—	(203)	—
Conversion of preferred stock into common stock	37,779	29,758	(27,287)	(2,471)	—	—	—
Exercise of warrants into common stock	1,413	2,774	—	—	(1,886)	—	888
Conversion of convertible notes into common stock	3,540	7,298	—	—	—	—	7,298
Net proceeds from issuance of common stock and warrants	4,312	16,257	—	—	1,821	—	18,078
Stock issuance under stock option and stock purchase plans	622	300	—	—	—	—	300
Amortization of deferred compensation related to restricted stock awards	—	277	—	—	—	—	277
FAS123R share based payment expense	—	701	—	—	—	—	701

BALANCES AT JUNE 30, 2006	75,285	$124,907	$—	$8,589	$13,631	$(77,389)	$69,738

					Warrants to
			Series A	Series B	acquire	Retained Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
Six Months Ended June 30, 2005	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2004	25,133	$59,571	$25,787	$13,109	$14,160	$(65,301)	$47,326
Net loss	—	—	—	—	—	(2,354)	(2,354)
Preferred stock dividends earned	—	—	752	405	—	(1,157)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	819	—	—	—	(819)	—
Conversion of preferred stock into common stock	576	1,443	—	(1,443)	—	—	—
Exercise of warrants into common stock	50	101	—	—	(64)	—	37
Intrinsic value of beneficial conversion features in convertible interest	—	134	—	—	—	—	134
Stock issuance under stock option and stock purchase plans	250	444	—	—	—	—	444
Amortization of deferred compensation related to restricted stock awards	—	150	—	—	—	—	150

BALANCES AT JUNE 30, 2005	26,009	$62,662	$26,539	$12,071	$14,096	$(69,631)	$45,737

See notes to the condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$1,163	$(2,354)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,645	3,413
Amortization of debt discounts	1,059	553
Advances to Strides Arcolab Limited	—	(1,500)
Gain on Retirement of Debt	—	(1,212)
Non-cash stock compensation expense	978	150
Changes in operating assets and liabilities:
Trade accounts receivable	(1,765)	849
Inventories	(691)	(227)
Prepaid expenses and other current assets	(363)	365
Trade accounts payable	(314)	(2,382)
Product warranty	1,159	—
Accrued customer liability	197	—
Accrued expenses and other liabilities	(1,039)	227

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,029	(2,118)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,388)	(357)
Purchase of intangible assets	—	(75)

NET CASH USED IN INVESTING ACTIVITIES	(1,388)	(432)
FINANCING ACTIVITIES (See Note 1 below)
Repayment of long-term debt	(2,917)	(167)
Repayment of NeoPharm Debt	—	(2,500)
Net borrowings under lines of credit	—	663
Proceeds from common stock and warrant offering	18,078	—
Proceeds from warrants exercised	888	37
Proceeds under stock option and stock purchase plans	300	444

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,349	(1,523)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,990	(4,073)
Cash and cash equivalents at beginning of period	791	4,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,781	$37

Amount paid for interest	$561	$365
Amount paid for income taxes	$2	$72
See notes to condensed consolidated financial statements.

Note 1:	In March 2006, $7,298 in principal and interest related to convertible notes was retired by conversion to the common stock of Akorn, Inc. (See Note H – Financing Arrangements)

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
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.
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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first six months of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Stock option compensation expense of $498,000 and $701,000 was recognized during the three and six month periods ended June 30, 2006 of which $111,000 and $290,000 related to existing stock options granted prior to January 1, 2006 and $387,000 and $411,000 related to stock options granted during the current periods. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005 (in thousands, except for per share data).

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2005	JUNE 30, 2005

Net income (loss) as reported	$(67)	$(2,354)
Add: stock-based employee compensation expense included in reported net income	—	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(373)	(660)

Pro forma net income (loss)	(440)	(3,014)
Deduct: preferred stock dividends and adjustments	(915)	(1,976)

Pro forma net loss available for common stockholders	$(1,355)	$(4,990)

Basic and diluted loss per share of common stock
Shares used in Computing Net Loss Per Share	25,961	25,601
As reported	$(0.04)	$(0.17)
Pro forma	$(0.05)	$(0.19)
     The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JUNE 30, 2006	JUNE 30, 2005
	(SFAS 123(R))	(SFAS 123 Pro Forma)

Expected Volatility	45%	64%
Expected Life (in years)	3.6	5.0
Risk-free interest rate	5.0%	3.9%
Dividend yield	—	—
Fair value per stock option	$1.91	$1.51
A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2006 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2006	3,706	$2.54
Granted	890	4.85
Exercised	(656)	2.32
Forfeited	(169)	4.23

Outstanding at June 30, 2006	3,771	$2.96	3.06	$4,648

Exercisable at June 30, 2006	2,617	$2.45	3.06	$4,198

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $204,000 and $1,507,000, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $226,000 and $523,000 during the three and six months ended June 30, 2006.
The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2005	842	$1.94
Granted	890	$1.93
Vested	(506)	$1.86
Canceled	(72)	$1.64

Nonvested at June 30, 2006	1,154	$1.99

At June 30, 2006, there was $1,580,000 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 3 years.
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted restricted stock awards valued at $1,767,000 during the second quarter of 2006. As of June 30, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $1,620,000. The Company recognized compensation expense of $147,000 and $277,000 during the three and six-month periods ended June 30, 2006, respectively, related to outstanding restricted stock awards.
NOTE D — REVENUE RECOGNITION
     The Company recognizes product sales for its ophthalmic and hospital drugs & injectables business segments upon the shipment of goods or upon the delivery of goods, depending on the sales terms. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.
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
     Net trade accounts receivable consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
Gross Accounts Receivable	$13,822	$12,642
Less:
Allowance for Doubtful Accounts	(3)	(13)
Returns Reserve	(1,504)	(1,529)
Discount and Allowances Reserve	(347)	(244)
Chargeback and Rebates Reserves	(6,981)	(7,634)

Net Trade Accounts Receivable	$4,987	$3,222

     Customer Accrued Liabilities consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
Customer advance payments and net refunds liability	$(332)	$(135)

Total Customer Accrued Liability	$(332)	$(135)

     For the three-month periods ended June 30, 2006 and 2005, the Company recorded chargeback and rebate expense of $8,100,000 and $7,027,000, respectively. For the six month periods ended June 30, 2006 and 2005, the Company recorded chargeback and rebate expense of $11,743,000 and $12,026,000, respectively. This decrease was primarily due to reduced sales to wholesalers.
     For the three-month periods ended June 30, 2006 and 2005, the Company recorded a provision for product returns of $760,000 and $626,000, respectively. For the six-month periods ended June 30, 2006 and 2005, the Company recorded a provision for product returns of $1,607,000 and $1,058,000, respectively. The increase in the provision was to recognize unfavorable customer returns experience in the period.
     For the three-month periods ended June 30, 2006 and 2005, the Company recorded a net benefit for doubtful accounts of $21,000 and $48,000, respectively as recoveries exceeded uncollectible amounts written off. For the six-month periods ended June 30, 2006 and 2005, the Company recorded a net benefit for doubtful accounts of $88,000 and $117,000, respectively.
     For the three-month periods ended June 30, 2006 and 2005, the Company recorded a provision for cash discounts of $362,000 and $297,000, respectively. For the six-month periods ended June 30, 2006 and 2005, the Company recorded a provision for cash discounts of $952,000 and $476,000, respectively. This increase primarily related to a cash discount for a large sale of the Company’s antidote products (see Management’s Discussion and Analysis of Financial Condition and Results of Operations below).
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
Finished goods	$3,521	$4,914
Work in process	2,551	1,702
Raw materials and supplies	4,898	3,663

	$10,970	$10,279

     Inventory at June 30, 2006 and December 31, 2005 is reported net of reserves for slow-moving, unsalable and obsolete items of $839,000 and $916,000, respectively, primarily related to finished goods. For the three-month periods ended June 30, 2006 and 2005, the Company recorded a provision of $(33,000) and $179,000, respectively. The second quarter 2006 provision reduction was a result of sales for previously reserved products. For the six-month periods ended June 30, 2006 and 2005, the Company recorded a provision of $200,000 and $204,000, respectively.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
Land	$396	$396
Buildings and leasehold improvements	9,433	9,393
Furniture and equipment	28,364	27,866
Automobiles	55	55

Sub-total	38,248	37,710
Accumulated depreciation	(27,823)	(26,879)

	10,425	10,831
Construction in progress	21,090	20,240

Property, Plant, & Equipment, net	$31,515	$31,071

Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project. The Company anticipates completing its lyophilization facility validation and having a pre-approval inspection (“PAI”) by the U.S. Food and Drug Administration (“FDA”) in the second half of 2006. Future costs are estimated to be approximately $600,000. The Company can make no assurances that it will be able to complete this project within its estimated timeframe, or at all, or that material impairment charges will not be required if such completion does not occur as anticipated. The commissioning of the lyophilization facility is contingent upon a successful PAI to be conducted by the FDA.
     NOTE H — FINANCING ARRANGEMENTS
     The Company’s long-term debt consists of (in thousands):

	JUNE 30,	DECEMBER 31,
	2006	2005
2003 Subordinated Notes	$—	$2,767
Convertible subordinated debentures	—	5,000
Mortgages payable	788	938

	788	8,705
Less unamortized discount on debt	—	(1,059)
Less current installments of debt	(380)	(7,044)

Long-term debt	$408	$602

     On September 30, 2005, the Company renewed its credit agreement (the “Credit Facility”) with LaSalle Bank National Association (“LaSalle Bank”). The renewal extended the existing Credit Facility until September 30, 2008 and increased the Revolving Commitment amount (the “Revolver”) from $5,000,000 to $10,000,000, as well as made modifications of prior existing covenants and the addition of a tangible net worth financial covenant. The borrowing rate was reduced to the LaSalle prime rate (8.25% at June 30, 2006) plus 0.5% from the previous rate of LaSalle prime plus 1.5%. On June 30, 2006, the Company had $8,460,000 of undrawn availability under the Credit Facility which is based on its level of accounts receivable and inventory and certain equipment as of June 30, 2006. There was no borrowing against the Revolver at June 30, 2006.
     On October 7, 2003, the Company issued subordinated promissory notes in the aggregate principal amount of $2,767,000 (the “2003 Subordinated Notes”) along with warrants to purchase 276,714 shares of common stock at an exercise price of $1.10 per share to the John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), Arjun C. Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes were to mature on April 7, 2006 and bore interest at prime plus 1.75%, but interest payments were prohibited under the terms of the Company’s subordination agreement. With the consent of LaSalle Bank, the Company retired the 2003 Subordinated Notes with cash payments totaling $3,288,000 on March 20, 2006. The unamortized debt discount related to the 2003 Subordinated Notes was $113,000 at December 31, 2005. Related debt discount amortization was zero and $121,000 for the three months ended June 30, 2006 and 2005, respectively. Related debt discount amortization was $113,000 and $209,000 for the six months ended June 30, 2006 and 2005, respectively.

     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement, which included a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”), with the Kapoor Trust (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both the Tranche A Note and the Tranche B Note, which were due December 20, 2006, bore interest at prime plus 3% and were issued with detachable warrants (the “Tranche A Warrants” and the “Tranche B Warrants”) to purchase shares of common stock.
     Interest payments for the Tranche A Note and the Tranche B Note were prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allowed for conversion of the subordinated debt plus interest into the Company’s common stock, at a price of $2.28 per share of common stock for the Tranche A Note and $1.80 per share of common stock for the Tranche B Note. The convertible feature on the accrued interest could generate separately recordable beneficial conversion amounts when the price of the Company’s common stock was higher than the conversion rate when the interest was accrued. The beneficial conversion amount related to interest was zero and $41,000 for the three month periods ended June 30, 2006 and 2005, respectively, and was recorded as an increase to paid-in-capital and as additional debt discount amortizable over the remaining term of the convertible subordinated debt. The beneficial conversion amount related to interest was zero and $139,000 for the six month periods ended June 30, 2006 and 2005, respectively.
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
     Unamortized debt discount related to the Tranche A Note and the Tranche B Note was $428,000 at December 31, 2005. Related debt discount amortization was zero and $178,000 for the three months ended June 30, 2006 and 2005, respectively. Related debt discount amortization was $428,000 and $343,000 for the six months ended June 30, 2006 and 2005, respectively.
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $788,000 and $938,000 at June 30, 2006 and December 31, 2005, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
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
     The net proceeds of $18,078,000 were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
NOTE J — EARNINGS PER COMMON SHARE
     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of convertible preferred stock, stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three months ended June 30, 2006 and the three and six-month periods ended June 30, 2005, the assumed exercise or conversion of any of these securities would have been anti-dilutive; and, accordingly, the diluted loss per share equals the basic loss per share for those periods. A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
Fully Diluted Earnings Per Share Data	2006	2005	2006	2005
Net income (loss) available to common stockholders — basic	$(2,197)	$(982)	$603	$(4,330)
Preferred stock dividends adjustment	—	—	—	—

Adjusted earnings – fully diluted basis	$(2,197)	$(982)	$603	$(4,330)

Basic Shares	74,853	25,961	68,321	25,601
Warrants	—	—	6,610	—
Options	—	—	1,550	—

Fully Diluted Shares	74,853	25,961	76,481	25,601

NOTE K — INDUSTRY SEGMENT INFORMATION
     The Company classifies its operations into three business segments, ophthalmic, hospital drugs & injectables and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. This segment was previously classified as the injectable segment; however, the Company recently changed the classification to reflect that an increasing amount of pharmaceuticals delivered by the Company to hospitals are drugs other than injectable pharmaceuticals. The new classification reflects that the segment includes both hospital drugs and injectable pharmaceuticals. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
REVENUES
Ophthalmic	$5,703	$6,227	$9,510	$11,323
Hospital Drugs & Injectables	5,104	4,362	29,001	7,263
Contract Services	1,668	1,989	3,694	4,173

Total revenues	$12,475	$12,578	$42,205	$22,759

GROSS PROFIT
Ophthalmic	$2,287	$2,390	$3,285	$4,192
Hospital Drugs & Injectables	2,190	2,151	12,367	3,375
Contract Services	478	311	1,036	628

Total gross profit	4,955	4,852	16,688	8,195
Operating expenses	7,140	5,547	14,020	10,636

Operating income (loss)	(2,185)	(695)	2,668	(2,441)
Interest & Other income (expense)	222	(584)	(1,114)	(1,110)
Debt Retirement gain/(expense)	—	1,212	(391)	1,212

Income/(Loss) before income taxes	$(1,963)	$(67)	$1,163	$(2,339)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE L — COMMITMENTS AND CONTINGENCIES
     The FDA issued the Company a warning letter (“Warning Letter”) in October 2000 following a routine inspection of its Decatur manufacturing facility. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. The Warning Letter cited violations of regulatory requirements identified during the 2000 inspection and requested that the Company take corrective actions. Under the terms of the Warning Letter, the Company was unable to obtain any approvals to market new products and government agencies were notified of its non-compliant status. Additional FDA inspections in 2002, 2003 and 2004 identified additional and recurring violations resulting in continuance of the Warning Letter. During this time, the FDA initiated no enforcement action.
     Since 2000, and in response to the violations cited by the FDA, the Company has implemented a comprehensive systematic corrective action plan at its Decatur manufacturing facility. The Company maintained regular communications with the FDA and provided periodic progress reports.
     On December 13, 2005, the FDA notified the Company that it had satisfactorily implemented corrective actions and the FDA had determined that the Decatur manufacturing facility was in substantial compliance with current Good Manufacturing Practices regulations. Consequently, the restrictions of the Warning Letter were removed and the Company became eligible for new product approvals for products manufactured at its Decatur manufacturing facility.
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
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     The Company’s major customer for the six month period ended June 30, 2006 was the United States Department of Health and Human Services (“HHS”) which purchased $21,962,000 of the Company’s injectable antidote products during the first quarter of 2006. The Company did not sell to HHS in 2005. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 74% and 63% of the Company’s gross revenues and 58% and 51% of net revenues for the three months ended June 30, 2006 and 2005, respectively. They accounted for approximately 82% and 71% of the gross accounts receivable balances as of June 30, 2006 and 2005, respectively. These three customers accounted for 40% and 59% of the Company’s gross revenues and 24% and 44% of net revenues for the six months ended June 30, 2006 and 2005, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     No supplier of products accounted for more than 10% of the Company’s purchases in the three months ended June 30, 2006. For the three months ended June 30, 2005, Cardinal Health PTS, LLC accounted for 22% of the Company’s purchases. For the six months ended June 30, 2006, Hameln Pharmaceuticals GmbH accounted for 20% of the Company’s purchases. For the six months ended June 30, 2005, Cardinal Health PTS, LLC accounted for 27% of the Company’s purchases.

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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO 2005
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2006	2005
Ophthalmic segment	$5,703	$6,227
Hospital Drugs & Injectables segment	5,104	4,362
Contract Services segment	1,668	1,989

Total revenues	$12,475	$12,578

     Consolidated revenues decreased $103,000 or 0.8% in the quarter ended June 30, 2006 compared to the same period in 2005. This was a result of increases in injectable products with the launch of Inapsine® and higher volumes on anesthetic products offset by the planned reduction in ophthalmic diagnostic product sales to wholesalers to reduce wholesaler inventory stocking levels. Our contract services segment revenues decreased by $321,000 or 16.1% mainly due to the timing for a customer order that was delayed until early July 2006.
     Consolidated gross profit was $4,955,000 or 39.7% for the second quarter of 2006 as compared to a gross profit of $4,852,000 or 38.6% in the same period a year ago mainly due to the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $970,000 or 26.2%, during the quarter ended June 30, 2006 as compared to the same period in 2005. The key components of this increase in 2006 were: management bonus expense of $300,000 and SFAS 123(R) stock option compensation expense of $498,000 for 2006.
     Research and development (“R&D”) expense increased $698,000 or 49.1% in the quarter, to $2,121,000 from $1,423,000 for the same period in 2005 mainly due to continued testing and development of our lyophilization processes ($674,000), increased spending on improvements in regulatory compliance measures ($319,000), and spending on new product development ($268,000) in 2006. This increase in R&D expense was partially offset by a reduction in product development expenses for the Joint Venture Company of approximately $563,000.
     Interest income for the second quarter of 2006 was $234,000 versus interest expense of $584,000 for the same period in 2005 as we retired our major debt instruments in early 2006 and invested our cash proceeds from our operations and the March 2006 common stock and warrant offering.
     For the three-month period ended June 30, 2006 the income tax provision was zero due to the loss and also zero in the same 2005 period as we utilized prior period losses to offset the tax on the income in the second quarter of 2005.
     We reported a net loss of $1,963,000 for the three months ended June 30, 2006, versus a net loss of $67,000 for the same period in 2005 mainly due to the increased administrative and research expenses discussed above and the impact of the $1,212,000 gain realized in May 2005 from retiring the NeoPharm debt. See Item 8. Financial Statements and Supplementary Data, Note G – Financing Arrangements in our Form 10-K filed March 30, 2006, for further information regarding the retirement of the NeoPharm debt.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO 2005
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Ophthalmic segment	$9,510	$11,323
Hospital Drugs & Injectables segment	29,001	7,263
Contract Services segment	3,694	4,173

Total revenues	$42,205	$22,759

     Consolidated revenues increased $19,446,000 or 85.4% for the six months ended June 30, 2006 compared to the same period in 2005. This was mainly due to the $21,962,000 sale of injectable antidote products to HHS partially offset by a planned reduction in ophthalmic sales to wholesalers to reduce wholesaler inventory stocking levels. Our contract services segment revenues decreased by $479,000 or 11.5% mainly due to the timing for a customer order that was delayed until early July 2006 and reduced first quarter demand for contract manufacturing and research services.
     YTD consolidated gross profit was $16,688,000 or 39.5% for 2006 as compared to a gross profit of $8,195,000 or 36.0% for the same period a year ago mainly due to the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.

     SG&A expenses increased by $2,086,000 or 29.5%, for the year to date period ended June 30, 2006 as compared to the same period in 2005. The key components of this increase in 2006 were management bonus expense of $851,000, increased restricted stock compensation expense of $127,000 and $701,000 in SFAS 123(R) stock option compensation expense for 2006.
     R&D expense increased $1,401,000 or 50.7% for the six months ended June 30, 2006, to $4,166,000 from $2,765,000 for the same period in 2005 mainly due to continued testing and development of our lyophilization processes ($1,355,000), increased spending on improvements in regulatory compliance measures ($724,000), and spending on new product development ($573,000) in 2006. This increase in R&D expense was partially offset by a reduction in product development expenses for the Joint Venture Company of approximately $1,251,000.
     Interest expense for the six month period ended June 30, 2006 was $1,085,000 versus $1,110,000 for the same period in 2005. The change compared to the same period in the prior year was mainly due to the $1,059,000 of amortization of debt discount in accordance with retiring the convertible debt and subordinated notes in the first quarter of 2006 which was partially offset by lower interest cost in accordance with retiring that debt and interest earned from investing our cash proceeds from operations and the March 2006 common stock and warrant offering.
     For the six-month period ended June 30, 2006 the income tax provision was zero as we are utilizing prior years tax losses to offset the tax liability on income in 2006.
     We reported net income of $1,163,000 for the six months ended June 30, 2006, versus a net loss of $2,354,000 for the same period in 2005 mainly due to the increase in revenues discussed above and the $1,212,000 impact of the 2005 NeoPharm debt retirement gain in 2005. See Item 8. Financial Statements and Supplementary Data, Note G – Financing Arrangements in our Form 10-K filed March 30, 2006, for further information regarding the retirement of the NeoPharm debt.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the six-month period ended June 30, 2006, we generated $2,029,000 in cash provided from operations, primarily due to $1,163,000 in net income generated by the increase in sales, a $2,816,000 change in working capital items mainly due to lower receivables levels with wholesalers and non-cash expenses of $3,682,000 for the period. Investing activities generated a $1,388,000 reduction in cash flow mainly due to capital expenditures for production equipment. Financing activities provided $16,349,000 in cash, due to the $18,078,000 net proceeds from the March 2006 common stock and warrants offering (see Item 1. Financial Statements, Note I – Common Stock Issuance), offset by $2,917,000 repayment of long-term debt. In addition, on March 31, 2006 $7,298,000 in principal and accrued interest on the convertible notes was retired by conversion into 3,540,281 shares of our common stock (see Item 1. Financial Statements, Note H – Financing Arrangements).
     During the six-month period ended June 30, 2005, we used $2,118,000 in cash from operations, primarily due to the net loss, offset by non-cash adjustments for amortization and depreciation, a $2,382,000 decrease in accounts payable and a $1,500,000 advance to our joint venture partner (Strides) to develop ANDAs and by an $849,000 decrease in accounts receivable. Investing activities during the six-month period ended June 30, 2005 include a $75,000 licensing fee, as well as $357,000 of capital expenditures primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities used $1,523,000 in cash, due to the $2,500,000 repayment of the NeoPharm Note, offset by proceeds from stock option and warrant exercises as well as borrowings on our line of credit of $663,000.
     As of June 30, 2006, we had $17,781,000 in cash and $8,460,000 of undrawn availability under our Credit Facility with LaSalle Bank (the “Credit Facility”) which is based on its level of accounts receivable and inventory and certain equipment as of June 30, 2006. There was no borrowing against the Revolver at June 30, 2006.
Facility Expansion
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. As of June 30, 2006, we had spent approximately $20,318,000 on the lyophilization expansion and anticipate the need to spend approximately $600,000 of additional funds to complete the expansion. The majority of the additional spending will be focused on validation testing of the lyophilization facility as the major capital equipment items are currently in place.

     Commissioning of the lyophilization facility in 2006 will be contingent upon a successful pre-approval inspection to be conducted by the FDA. Manufacturing capabilities for lyophilized products are subsequently projected to be in service by the fourth quarter of 2006.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B – Summary of Significant Accounting Policies , which are included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in the application of the critical accounting policies since December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2005, we were subject to market risk associated with changes in interest rates involving two debt instruments. Debt under the 2003 Subordinated Notes bore interest at prime plus 1.75%. Each of the Tranche A and Tranche B Notes bore interest at prime plus 3.0%. We estimated that a change of 1% in our variable rate debt from interest rates in effect at December 31, 2005 would have resulted in a $105,000 pre-tax change in annual interest expense.
     We are no longer affected by changes in market interest rates as our variable interest rate debt has been paid off (See Item 1. Financial Statements, Note H – Financing Arrangements). At June 30, 2006, our only outstanding debt is the mortgage on our Decatur property which is set at a fixed rate of 7.375%.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 30, 2006.

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
With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of July 31, 2006, we are aware of the sale of 4,304,730 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
For the quarter ended June 30, 2006, we issued the following equity securities: (i) On April 18, 2006, a holder of our Series B Preferred Stock converted 2,963 shares of such stock plus accrued dividends of $30,717 into 121,117 shares of our common stock at a conversion price of $2.70 per share, (ii) On May 3, 2006, a holder of warrants to purchase shares of our common stock exercised such warrants to purchase 50,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $37,500, (iii) On May 11, 2006, a holder of warrants to purchase shares of our common stock exercised such warrants to purchase 150,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $112,500, (iv) On May 23, 2006, a holder of warrants to purchase shares of our common stock exercised such warrants to purchase 333,333 shares of our common stock at an exercise price of $1.00 per share in exchange for cash of $333,333, (v) On June 8, 2006, a holder of warrants to purchase shares of our common stock exercised such warrants to purchase 3,333 shares of our common stock at an exercise price of $1.00 per share by providing us with notice of election to exercise on a cashless exercise basis. By exercising on a cashless basis, the number of shares of common stock that would otherwise be issuable upon the exercise of such warrants was reduced by 768 shares, an aggregate value of $3,333 as of the exercise date. Accordingly, such holder was issued 2,565 shares of our common stock upon exercise of such, and (vi) On June 23, 2006, a holder of warrants to purchase shares of our common stock exercised such warrants to purchase 88,495 shares of our common stock at an exercise price of $3.50 per share in exchange for cash of $309,733. The issuance of the common stock upon conversion of the Series B Stock was exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) and/or Section 3(a)(9) thereof, because the conversion did not involve public offering and the shares of Series B Stock were exchanged for shares of the common stock exclusively with a holder of our Series B Stock and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The issuance of the common stock upon exercise of the warrants described herein was exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because none of the transactions involved a public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2006 annual meeting of shareholders was held on May 25, 2006. At that meeting, the following proposals were approved:
1. The election of the following five directors to our Board of Directors:

Nominee	Votes “For”	Votes “Withheld”
John N. Kapoor, Ph.D.	66,615,009	1,618,317
Arthur S. Przybyl	66,613,666	1,619,660
Jerry N. Ellis	68,159,345	73,981
Ronald M. Johnson	66,552,508	1,680,818
Jerry I. Treppel	68,098,330	134,996
2. The ratification of the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as our registered public accounting firm for the fiscal year ending December 31, 2006. A total of 68,192,177 votes were cast in favor of this proposal, 25,985 votes were cast against, and there were 15,164 abstentions.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amendment and Restated By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amendment to By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.1 to the Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

(4.1)	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.2)	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.3)	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.4)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.5)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.6)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.7)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.8)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.9)	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.10)	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.11)	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.12)	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004.

(4.13)	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

Exhibit No.	Description
(4.14)	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.15)	Form of Securities Purchase Agreement dated March 1, 2006 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed March 7, 2006.

(4.16)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: August 10, 2006