Form 10-Q
period 2006-09-30
AKORN INC
filed 2006-11-09
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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
Yes ☐ No ☑
     At October 31, 2006 there were 81,064,895 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,523	$791
Trade accounts receivable (less allowance for doubtful accounts of $1 and $13, respectively)	6,939	3,222
Inventories	10,421	10,279
Prepaid expenses and other current assets	1,206	1,402

TOTAL CURRENT ASSETS	38,089	15,694
PROPERTY, PLANT AND EQUIPMENT, NET	33,244	31,071
OTHER LONG-TERM ASSETS
Intangibles, net	9,164	10,210
Other	98	120

TOTAL OTHER LONG-TERM ASSETS	9,262	10,330

TOTAL ASSETS	$80,595	$57,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt	$387	$7,044
Trade accounts payable	2,039	3,046
Accrued compensation	1,674	1,519
Customer accrued liabilities	538	135
Accrued interest payable	—	2,514
Accrued expenses and other liabilities	1,126	1,202

TOTAL CURRENT LIABILITIES	5,764	15,460
LONG-TERM LIABILITIES
Long-term debt, less current installments	309	602
Product warranty	1,131	—

TOTAL LONG-TERM LIABILITIES	1,440	602

TOTAL LIABILITIES	7,204	16,062

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 81,000,130 and 27,618,745 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	136,863	67,339
Series A Preferred Stock, $1.00 par value, 257,172 shares authorized and issued, 241,122 shares outstanding at December 31, 2005	—	27,232
Series B Preferred Stock, $1.00 par value, 170,000 shares authorized, 141,000 shares issued, 74,195 outstanding at September 30, 2006 and 106,600 outstanding at December 31, 2005	7,854	10,758
Warrants to acquire common stock	7,312	13,696
Accumulated deficit	(78,638)	(77,992)

TOTAL SHAREHOLDERS’ EQUITY	73,391	41,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,595	$57,095

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Revenues	$14,490	$10,985	$56,695	$33,744
Cost of sales	8,539	7,317	34,056	21,881

GROSS PROFIT	5,951	3,668	22,639	11,863
Selling, general and administrative expenses	4,226	3,894	13,379	10,961
Amortization and write-down of intangibles	345	353	1,046	1,157
Research and development expenses	2,649	1,438	6,815	4,203

TOTAL OPERATING EXPENSES	7,220	5,685	21,240	16,321

OPERATING INCOME (LOSS)	(1,269)	(2,017)	1,399	(4,458)
Interest income/(expense) — net	230	(595)	(855)	(1,705)
Debt Retirement Gain/(Expense)	—	—	(391)	1,212
Other Expense	(28)	—	(57)	—

INCOME/(LOSS) BEFORE INCOME TAXES	(1,067)	(2,612)	96	(4,951)
Income tax provision	—	2	—	17

NET INCOME/(LOSS)	(1,067)	(2,614)	96	(4,968)
Preferred stock dividends and adjustments	(182)	(1,015)	(742)	(2,991)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,249)	$(3,629)	$(646)	$(7,959)

NET LOSS PER SHARE:
BASIC	$(0.02)	$(0.14)	$(0.01)	$(0.31)

DILUTED	$(0.02)	$(0.14)	$(0.01)	$(0.31)

SHARES USED IN COMPUTING NET INCOME/(LOSS) PER SHARE:
BASIC	76,420	26,203	71,050	25,804

DILUTED	76,420	26,203	71,050	25,804

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
(In Thousands)

					Warrants to	Retained
			Series A	Series B	acquire	Earnings
Nine Months Ended September 30, 2006	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033
Net income	—	—	—	—	—	96	96
Preferred stock dividends earned	—	—	55	435	—	(490)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	252	—	—	—	(252)	—
Conversion of preferred stock into common stock	38,123	30,626	(27,287)	(3,339)	—	—	—
Exercise of warrants into common stock	5,682	9,418	—	—	(8,205)	—	1,213
Conversion of convertible notes into common stock	3,540	7,298	—	—	—	—	7,298
Net proceeds from issuance of common stock and warrants	5,312	19,800	—	—	1,821	—	21,621
Stock issuance under stock option and stock purchase plans	724	606	—	—	—	—	606
Amortization of deferred compensation related to restricted stock awards	—	498	—	—	—	—	498
FAS123R share based payment expense	—	1,026	—	—	—	—	1,026

BALANCES AT SEPTEMBER 30, 2006	81,000	$136,863	$—	$7,854	$7,312	$(78,638)	$73,391

					Warrants to	Retained
			Series A	Series B	acquire	Earnings
Nine Months Ended September 30, 2005	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2004	25,133	$59,571	$25,787	$13,109	$14,160	$(65,301)	$47,326
Net loss	—	—	—	—	—	(4,968)	(4,968)
Preferred stock dividends earned	—	—	1,155	597	—	(1,752)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	1,239	—	—	—	(1,239)	—
Conversion of preferred stock into common stock	682	1,708	—	(1,708)	—	—	—
Exercise of warrants into common stock	200	405	—	—	(255)	—	150
Intrinsic value of beneficial conversion features in convertible interest	—	204	—	—	—	—	204
Stock issuance under stock option and stock purchase plans	441	734	—	—	—	—	734
Amortization of deferred compensation related to restricted stock awards	—	273	—	—	—	—	273

BALANCES AT SEPTEMBER 30, 2005	26,456	$64,134	$26,942	$11,998	$13,905	$(73,260)	$43,719

See notes to the condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS
(UNAUDITED)
See notes to condensed consolidated financial statements.

	NINE MONTHS
	ENDED SEPTEMBER 30
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$96	$(4,968)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,444	4,927
Amortization of deferred financing costs	—	72
Amortization of debt discounts	1,059	876
Advances to Strides Arcolab Limited	—	(1,500)
Gain on Retirement of Debt	—	(1,212)
Non-cash stock compensation expense	1,524	273
Changes in operating assets and liabilities:
Trade accounts receivable	(3,717)	4,761
Inventories	(142)	(330)
Prepaid expenses and other current assets	218	480
Trade accounts payable	(1,007)	(3,279)
Product warranty	1,131	—
Accrued customer liability	403	—
Accrued expenses and other liabilities	(137)	502

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,872	602
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,571)	(744)
Purchase of intangible assets	—	(75)

NET CASH USED IN INVESTING ACTIVITIES	(3,571)	(819)
FINANCING ACTIVITIES (See Note 1 below)
Repayment of long-term debt	(3,009)	(253)
Repayment of NeoPharm Debt	—	(2,500)
Net borrowings under lines of credit	—	—
Proceeds from common stock and warrant offering	21,621	—
Proceeds from warrants exercised	1,213	150
Proceeds under stock option and stock purchase plans	606	734

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,431	(1,869)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,732	(2,086)
Cash and cash equivalents at beginning of period	791	4,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,523	$2,024

Amount paid for interest	$577	$397
Amount paid for income taxes	$2	$72

Note 1:	In March 2006, $7,298 in principal and interest related to convertible notes was retired by conversion to the common stock of Akorn, Inc. (See Note H – Financing Arrangements)

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
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     Chargebacks: The Company enters into contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to those third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. The Company reduces the chargeback allowance when it processes a request for a chargeback from a wholesaler. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance that will be paid out in the future. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of each reporting period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate (90% in 2006) until historical trends indicate that a revision should be made.

     On an ongoing basis, the Company evaluates its actual chargeback rate experience and new trends are factored into its estimates each quarter as market conditions change.
     Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. The Company estimates its sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date.
     As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a sales return to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change.
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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first nine months of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Stock option compensation expense of $325,000 and $1,026,000 was recognized during the three and nine month periods ended September 30, 2006. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except for per share data).

	THREE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2005

Net income (loss) as reported	$(2,614)	$(4,968)
Add: stock-based employee compensation expense included in reported net income	123	273
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(270)	(1,080)

Pro forma net income (loss)	(2,761)	(5,775)
Deduct: preferred stock dividends and adjustments	(1,015)	(2,991)

Pro forma net loss available for common stockholders	$(3,776)	$(8,766)

Basic and diluted loss per share of common stock
Shares used in Computing Net Loss Per Share	26,203	25,804
As reported	$(0.14)	$(0.31)
Pro forma	$(0.14)	$(0.34)

     The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
	(SFAS 123(R))	(SFAS 123 Pro Forma)

Expected Volatility	52%	59%
Expected Life (in years)	3.5	5.0
Risk-free interest rate	4.8%	4.0%
Dividend yield	—	—
Fair value per stock option	$1.60	$1.63
A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2006 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2006	3,706	$2.54
Granted	1,002	$4.73
Exercised	(745)	$2.38
Forfeited	(237)	$4.01

Outstanding at September 30, 2006	3,726	$2.97	2.86	$3,524

Exercisable at September 30, 2006	2,604	$2.43	2.33	$3,367

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $66,000 and $1,573,000, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $260,000 and $783,000 during the three and nine months ended September 30, 2006.
The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2005	842	$1.94
Granted	1,002	$1.89
Vested	(596)	$1.79
Canceled	(126)	$1.63

Nonvested at September 30, 2006	1,122	$2.02

At September 30, 2006, there was $1,532,000 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 3 years.

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the third quarter of 2006. As of September 30, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $1,399,000. The Company recognized compensation expense of $221,000 and $498,000 during the three and nine-month periods ended September 30, 2006, respectively, related to outstanding restricted stock awards.
The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2005	208	$2.61
Granted	350	$5.05
Vested	(206)	$2.61
Canceled	(2)	$2.61

Nonvested at September 30, 2006	350	$5.05

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

     Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Gross Accounts Receivable	$17,956	$12,642
Less:
Allowance for Doubtful Accounts	(1)	(13)
Returns Reserve	(2,172)	(1,529)
Discount and Allowances Reserve	(361)	(244)
Chargeback and Rebates Reserves	(8,483)	(7,634)

Net Trade Accounts Receivable	$6,939	$3,222

     For the three-month periods ended September 30, 2006 and 2005, the Company recorded chargeback and rebate expense of $7,898,000 and $5,391,000, respectively. For the nine month periods ended September 30, 2006 and 2005, the Company recorded chargeback and rebate expense of $19,641,000 and $17,417,000, respectively. This increase was primarily due to increased sales to wholesalers.
     For the three-month periods ended September 30, 2006 and 2005, the Company recorded a provision for product returns of $1,335,000 and $1,265,000, respectively. For the nine-month periods ended September 30, 2006 and 2005, the Company recorded a provision for product returns of $2,942,000 and $2,322,000, respectively. The increase in the provision was to recognize unfavorable customer returns experience in the period.
     For the three-month periods ended September 30, 2006 and 2005, the Company recorded a net benefit for doubtful accounts of $9,000 and a provision of $188,000, respectively. For the nine-month periods ended September 30, 2006 and 2005, the Company recorded a net benefit for doubtful accounts of $97,000 and a provision of $71,000, respectively.
     For the three-month periods ended September 30, 2006 and 2005, the Company recorded a provision for cash discounts of $380,000 and $241,000, respectively. For the nine-month periods ended September 30, 2006 and 2005, the Company recorded a provision for cash discounts of $1,332,000 and $717,000, respectively. This increase primarily related to a cash discount for a large sale of the Company’s antidote products (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Finished goods	$3,086	$4,914
Work in process	2,042	1,702
Raw materials and supplies	5,293	3,663

	$10,421	$10,279

     Inventory at September 30, 2006 and December 31, 2005 is reported net of reserves for slow-moving, unsalable and obsolete items of $847,000 and $916,000, respectively, primarily related to finished goods. For the three-month periods ended September 30, 2006 and 2005, the Company recorded a provision of $190,000 and $149,000, respectively. For the nine-month periods ended September 30, 2006 and 2005, the Company recorded a provision of $390,000 and $353,000, respectively.

NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER30,	DECEMBER 31,
	2006	2005
Land	$396	$396
Buildings and leasehold improvements	9,478	9,393
Furniture and equipment	29,008	27,866
Automobiles	55	55

Sub-total	38,937	37,710
Accumulated depreciation	(28,277)	(26,879)

	10,660	10,831
Construction in progress	22,584	20,240

Property, Plant, & Equipment, net	$33,244	$31,071

Construction in progress primarily represents capital expenditures related to the Company’s Lyophilization project. The Company anticipates completing its lyophilization facility validation and having a pre-approval inspection (“PAI”) by the U.S. Food and Drug Administration (“FDA”) in the first quarter of 2007. Future costs are estimated to be approximately $300,000. The Company can make no assurances that it will be able to complete this project within its estimated timeframe, or at all, or that material impairment charges will not be required if such completion does not occur as anticipated. The commissioning of the lyophilization facility is contingent upon a successful PAI to be conducted by the FDA.
NOTE H — FINANCING ARRANGEMENTS
     The Company’s long-term debt consists of (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
2003 Subordinated Notes	$—	$2,767
Convertible subordinated debentures	—	5,000
Mortgages payable	696	938

	696	8,705
Less unamortized discount on debt	—	(1,059)
Less current installments of debt	(387)	(7,044)

Long-term debt	$309	$602

     On September 30, 2005, the Company renewed its credit agreement (the “Credit Facility”) with LaSalle Bank National Association (“LaSalle Bank”). The renewal extended the existing Credit Facility until September 30, 2008 and increased the Revolving Commitment amount (the “Revolver”) from $5,000,000 to $10,000,000, as well as made modifications of prior existing covenants and the addition of a tangible net worth financial covenant. The borrowing rate was reduced to the LaSalle Bank prime rate (8.25% at September 30, 2006) plus 0.5% from the previous rate of LaSalle prime plus 1.5%. On September 30, 2006, the Company had $9,925,000 of undrawn availability under the Credit Facility which is based on its level of accounts receivable and inventory and certain equipment as of September 30, 2006. There was no borrowing against the Revolver at September 30, 2006.
     On October 7, 2003, the Company issued subordinated promissory notes in the aggregate principal amount of $2,767,000 (the “2003 Subordinated Notes”) along with warrants to purchase 276,714 shares of common stock at an exercise price of $1.10 per share to the John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), Arjun C. Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes were to mature on April 7, 2006 and bore interest at prime plus 1.75%, but interest payments were prohibited under the terms of the Company’s subordination agreement. With the consent of LaSalle Bank, the Company retired the 2003 Subordinated Notes with cash payments totaling $3,288,000 on March 20, 2006. The unamortized debt discount related to the 2003 Subordinated Notes was $113,000 at December 31, 2005. Related debt discount amortization was zero and $138,000 for the three months ended September 30, 2006 and 2005, respectively. Related debt discount amortization was $113,000 and $347,000 for the nine months ended September 30, 2006 and 2005, respectively.
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
     Interest payments for the Tranche A Note and the Tranche B Note were prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allowed for conversion of the subordinated debt plus interest into the Company’s common stock, at a price of $2.28 per share of common stock for the Tranche A Note and $1.80 per share of common stock for the Tranche B Note. The convertible feature on the accrued interest could generate separately recordable beneficial conversion amounts when the price of the Company’s common stock was higher than the conversion rate when the interest was accrued. The beneficial conversion amount related to interest was zero for the three month periods ended September 30, 2006 and 2005, respectively. The beneficial conversion amount related to interest was zero and $204,000 for the nine month periods ended September 30, 2006 and 2005, respectively.
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
     Unamortized debt discount related to the Tranche A Note and the Tranche B Note was $428,000 at December 31, 2005. Related debt discount amortization was zero and $186,000 for the three months ended September 30, 2006 and 2005, respectively. Related debt discount amortization was $428,000 and $529,000 for the nine months ended September 30, 2006 and 2005, respectively.
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $696,000 and $938,000 at September 30, 2006 and December 31, 2005, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
NOTE I — COMMON STOCK ISSUANCE
     On March 8, 2006 the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. The aggregate offering price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
     Also, in September 2006, the Company issued 1,000,000 shares of its common stock in a private placement with Serum Institute of India, Ltd. at a price of $3.56 per share. The offering price was $3,560,000 and the net proceeds to the Company, after payment of approximately $17,000 in expenses, was approximately $3,543,000.
NOTE J — EARNINGS PER COMMON SHARE
     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three and nine-month periods ended September 30, 2006 and 2005, the assumed exercise or conversion of any of these securities would be anti-dilutive; and, accordingly, diluted loss per share equals basic loss per share for each period.
     The number of such shares as of September 30, 2006 and September 30, 2005 subject to warrants, convertible debt, and convertible preferred stock was 7,060,000 and 55,961,000, respectively. The number of such shares as of September 30, 2006 and September 30, 2005 subject to stock options was 3,726,000 and 4,034,000, respectively.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
REVENUES
Ophthalmic	$6,139	$5,779	$15,649	$17,102
Hospital Drugs & Injectables	6,028	3,152	35,029	10,415
Contract Services	2,323	2,054	6,017	6,227

Total revenues	$14,490	$10,985	$56,695	$33,744

GROSS PROFIT
Ophthalmic	$2,198	$2,261	$5,483	$6,453
Hospital Drugs & Injectables	3,070	1,255	15,437	4,630
Contract Services	683	152	1,719	780

Total gross profit	5,951	3,668	22,639	11,863
Operating expenses	7,220	5,685	21,240	16,321

Operating income (loss)	(1,269)	(2,017)	1,399	(4,458)
Interest & Other income (expense)	202	(595)	(912)	(1,705)
Debt Retirement gain/(expense)	—	—	(391)	1,212

Income/(Loss) before income taxes	$(1,067)	$(2,612)	$96	$(4,951)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
     (i) The FDA issued the Company a warning letter (“Warning Letter”) in October 2000 following a routine inspection of its Decatur manufacturing facility. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. The Warning Letter cited violations of regulatory requirements identified during the 2000 inspection and requested that the Company take corrective actions. Under the terms of the Warning Letter, the Company was unable to obtain any approvals to market new products and government agencies were notified of its non-compliant status. Additional FDA inspections in 2002, 2003 and 2004 identified additional and recurring violations resulting in continuance of the Warning Letter. During this time, the FDA initiated no enforcement action.
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
     (ii) The Company anticipates completing its lyophilization facility validation and having a PAI by the FDA in the first quarter of 2007. However, the commissioning of the lyophilization facility is contingent upon a successful PAI to be conducted by the FDA.
     (iii) In the quarter ended March 31, 2006, the Company recorded product warranty expense of approximately $1,121,000 and recognized the corresponding long-term liability for its obligation pertaining to the sale of two injectable antidotes to the United States Department of Health and Human Services (“HHS”). This obligation provides that the Company will guarantee the stability of the injectable antidotes to HHS for a period of ten years from the shipment date. In the event either of these two products does not retain its stability during this ten year period, the Company is obligated to replace the product at no cost to HHS.
     Accordingly, the Company recognized a contingent liability equal to approximately $1,121,000 for the replacement cost of the injectable antidotes associated with the ten year stability guarantee to HHS in the quarter ended March 31, 2006, when product revenues were recognized for this customer order. In the quarter ending September 30, 2006, the Company recorded an additional $10,000 liability for the replacement cost of injectable antidote products sold to the U.S. Department of Veterans Affairs. Because these obligations represent a long-term liability for the Company, they were recorded under a new line item titled “Product warranty”.
     (iv) The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     The Company’s major customer for the nine month period ended September 30, 2006 was HHS, which purchased $21,962,000 of the Company’s injectable antidote products during the first quarter of 2006. The Company did not sell to HHS in 2005. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 71% and 61% of the Company’s gross revenues and 58% and 46% of net revenues for the three months ended September 30, 2006 and 2005, respectively. They accounted for approximately 78% and 61% of the gross accounts receivable balances as of September 30, 2006 and 2005, respectively. These three customers accounted for 49% and 60% of the Company’s gross revenues and 32% and 45% of net revenues for the nine months ended September 30, 2006 and 2005, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     No supplier of products accounted for more than 10% of the Company’s purchases in the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, Hameln Pharmaceuticals GmbH accounted for 15% of the Company’s purchases. For the nine months ended September 30, 2005, Cardinal Health PTS, LLC accounted for 21% of the Company’s purchases.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO 2005
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Ophthalmic segment	$6,139	$5,779
Hospital Drugs & Injectables segment	6,028	3,152
Contract Services segment	2,323	2,054

Total revenues	$14,490	$10,985

     Consolidated revenues increased $3,505,000 or 31.9% in the quarter ended September 30, 2006 compared to the same period in 2005. Ophthalmic segment revenues increased $360,000 or 6.2% due to higher sales of diagnostic ophthalmic products. Hospital Drugs & Injectables segment revenues increased by $2,876,000 or 91.2% reflecting the favorable impact of three product launches.

Our contract services segment revenues increased by $269,000 or 13.1% and includes the impact of product deliveries that were deferred from the second quarter.
     Consolidated gross profit was $5,951,000 or 41.1% for the third quarter of 2006 as compared to a gross profit of $3,668,000 or 33.4% in the same period a year ago mainly due to the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $332,000 or 8.5%, during the quarter ended September 30, 2006 as compared to the same period in 2005. The key components of this increase in 2006 were management bonus expense of $300,000 and SFAS 123(R) stock option compensation expense of $325,000, partially offset by a reduction in bad debt expense of $197,000 for 2006.
     Research and development (“R&D”) expense increased $1,211,000 or 84.2% in the quarter, to $2,649,000 from $1,438,000 for the same period in 2005, mainly due to continued testing and development of our lyophilization processes ($833,000), increased spending on improvements in regulatory compliance measures ($286,000), and spending on new product development ($654,000) in 2006. This increase in R&D expense was partially offset by a reduction in product development expenses for the Joint Venture Company of approximately $562,000.
     Interest income for the third quarter of 2006 was $230,000 versus interest expense of $595,000 for the same period in 2005 as we retired our subordinated and convertible debt instruments in early 2006 and invested our cash proceeds from our operations and the March 2006 common stock and warrant offering.
     For the three-month period ended September 30, 2006 the income tax provision was zero due to the quarterly net loss. There was a $2,000 state tax provision for the same period in 2005.
     We reported a net loss of $1,067,000 for the three months ended September 30, 2006, versus a net loss of $2,614,000 for the same period in 2005 mainly due to the increased sales volumes partially offset by higher administrative and research expenses discussed above.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO 2005
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Ophthalmic segment	$15,649	$17,102
Hospital Drugs & Injectables segment	35,029	10,415
Contract Services segment	6,017	6,227

Total revenues	$56,695	$33,744

     Consolidated revenues increased $22,951,000 or 68.0% for the nine months ended September 30, 2006 compared to the same period in 2005.
     Ophthalmic segment revenues decreased $1,453,000 or 8.5% for the nine months ended September 30, 2006 compared to the same period in 2005. This was mainly due to reduced export sales of ophthalmic diagnostic products.
     Hospital Drugs & Injectable segment revenues increased $24,614,000 or 236.3% for the nine months ended September 30, 2006 compared to the same period in 2005 mainly due to a $21,962,000 order for antidote products which is discussed below. In addition, we continue to experience volume growth in our other antidote and hospital anesthetic products.
     On December 30, 2005, we received a commercial item award from HHS for the procurement of two injectable antidotes. These two products were introduced to our antidote product line under an exclusive license and supply agreement that was executed on November 16, 2004. The commercial item award provided for a combined total of 450,000 units. In addition, the award contains an option that may be exercised by HHS during a five-year period to purchase an additional one million units. We recognized revenues for this customer order in March 2006.
     For the year ended December 31, 2005, we recognized revenues of approximately $44.5 million and for the quarter ended March 31, 2006, we recognized revenues of approximately $29.7 million, including approximately $22 million that was recognized from injectable antidote product shipments to HHS. Our projected outlook statement for 2006 vs. 2005 year-over-year consolidated revenue growth indicated that 2006 revenues will exceed 2005 revenues by approximately 50%. This projected outlook statement for 2006 consolidated revenue growth includes the impact of revenue recognized from the two injectable antidotes that were sold to HHS in the quarter ended March 31, 2006. We do not expect continuing sales of DTPA throughout the remainder of 2006 in the volumes experienced in the first quarter 2006, given the fact that the commercial item award option has a five-year life and there is no assurance when, if ever, the additional volumes will be made, and also that purchases of DTPA from other sources are speculative.
     Year-to-date consolidated gross profit was $22,639,000 or 39.9% for 2006 as compared to a gross profit of $11,863,000 or 35.2% for the same period a year ago mainly due to the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses increased by $2,418,000 or 22.1%, for the year to date period ended September 30, 2006 as compared to the same period in 2005. The key components of this increase in 2006 were management bonus expense of $1,151,000, increased restricted stock compensation expense of $225,000 and $1,026,000 in SFAS 123(R) stock option compensation expense for 2006.
     R&D expense increased $2,612,000 or 62.1% for the nine months ended September 30, 2006, to $6,815,000 from $4,203,000 for the same period in 2005 mainly due to continued testing and development of our lyophilization processes ($2,188,000), increased spending on improvements in regulatory compliance measures ($1,011,000), and spending on new product development ($1,227,000) in 2006. This increase in R&D expense was partially offset by a reduction in product development expenses for the Joint Venture Company of approximately $1,813,000.
     Interest expense for the nine month period ended September 30, 2006 was $855,000 versus $1,705,000 for the same period in 2005. The change compared to the same period in the prior year was mainly due to the $1,059,000 of amortization of debt discount in accordance with retiring the convertible debt and subordinated notes in the first quarter of 2006 which was offset by lower interest cost in accordance with retiring that debt and interest earned from investing our cash proceeds from operations and the March 2006 common stock and warrant offering.
     For the nine month period ended September 30, 2006 the income tax provision was zero as we are utilizing prior years tax losses to offset the tax liability on income in 2006. For the same period in 2005, there was income tax expense of $17,000 related primarily to prior periods.
     We reported net income of $96,000 for the nine months ended September 30, 2006, versus a net loss of $4,968,000 for the same period in 2005 mainly due to the increase in revenues discussed above and the $1,212,000 impact of the 2005 NeoPharm debt retirement gain in 2005. See Item 8. Financial Statements and Supplementary Data, Note G – Financing Arrangements in our Form 10-K filed March 30, 2006, for further information regarding the retirement of the NeoPharm debt.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the nine-month period ended September 30, 2006, we generated $1,872,000 in cash provided from operations, primarily due to non-cash expenses of $5,027,000 for the period, offset by a $3,251,000 change in working capital items mainly due to higher receivables levels with wholesalers. Investing activities generated a $3,571,000 reduction in cash flow mainly due to capital expenditures for production equipment, including an early buyout of our Serail Lyophilization equipment operating lease from National City Leasing Corporation for $1,505,000. Financing activities provided $20,431,000 in cash, primarily due to the $18,078,000 net proceeds from the March 2006 common stock and warrants offering and the $3,542,000 net proceeds from the offering to the Serum Institute of India, Ltd. (see Item 1. Financial Statements, Note I – Common Stock Issuance), along with proceeds of $1,819,000 from stock option and warrant exercises, offset by $2,767,000 repayment of long-term debt. In addition, on March 31, 2006, $7,298,000 in principal and accrued interest on certain outstanding convertible notes was retired by conversion into 3,540,281 shares of our common stock (see Item 1. Financial Statements, Note H – Financing Arrangements).

     During the nine month period ended September 30, 2005, we provided $602,000 in cash from operations, primarily due to a $4,761,000 decrease in accounts receivable, offset by the net loss, which was offset by non-cash amortization and depreciation, and a $1,500,000 prepayment to our Joint Venture Company to develop ANDAs and a $3,279,000 reduction in accounts payable. Investing activities during the nine month period ended September 30, 2005, include a $75,000 licensing fee, as well as $744,000 of capital expenditures primarily related to the lyophilized (freeze-dried) pharmaceuticals manufacturing line expansion. Financing activities used $1,869,000 in cash, due to the $2,500,000 repayment of the NeoPharm Note, offset by $884,000 proceeds from stock option and warrant exercises.
     As of September 30, 2006, we had $19,523,000 in cash and $9,925,000 of undrawn availability under our Credit Facility with LaSalle Bank which is based on our level of accounts receivable and inventory and certain equipment as of September 30, 2006. There was no borrowing against the Revolver at September 30, 2006.
Facility Expansion
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. As of September 30, 2006, we had spent approximately $22,096,000 on the lyophilization expansion and anticipate the need to spend approximately $300,000 of additional funds to complete the expansion. The majority of the additional spending will be focused on final validation testing of the lyophilization facility as the major capital equipment items are currently in place.
     Commissioning of the lyophilization facility in 2007 will be contingent upon a successful pre-approval inspection to be conducted by the FDA. Manufacturing capabilities for lyophilized products are subsequently projected to be in service by the first quarter of 2007.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B – Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in the application of the critical accounting policies since December 31, 2005.
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
     We are no longer affected by changes in market interest rates as our variable interest rate debt has been paid off (See Item 1. Financial Statements, Note H – Financing Arrangements). At September 30, 2006, our only outstanding debt is the mortgage on our Decatur property which is set at a fixed rate of 7.375%.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“Exchange Act”), reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.
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
With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of September 30, 2006, we are aware of the sale of 4,679,943 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
For the quarter ended September 30, 2006, we issued the following equity securities that have not been previously reported on a Form 8-K: (i) On September 22, 2006, a warrantholder exercised warrants to purchase 297,333 shares of our common stock at an exercise price of $1.00 per share by providing us with notice of election to exercise on a cashless basis. By exercising on a cashless basis the warrantholder authorizes us to withhold from issuance such number of shares of common stock that would otherwise be issuable upon such exercise of the warrant which when multiplied by the market price of the common stock as of the date of exercise is equal to the aggregate exercise price. The number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 84,230 shares, an aggregate value of $297,333 as of the exercise date. Accordingly, we issued 213,103 shares of our common stock upon such exercise. (ii) Also on September 22, 2006, a warrantholder exercised warrants to purchase 166,667 shares of our common stock at an exercise price of $1.00 per share by providing us with notice of exercise on a cashless basis. By exercising on a cashless basis, the number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 47,214 shares, an aggregate value of $166,667 as of the exercise date. Accordingly, we issued 119,453 shares of our common stock upon such exercise. (iii) Also on September 22, 2006, a warrantholder exercised warrants to purchase 166,667 shares of our common stock at an exercise price of $1.00 per share by providing us with notice of exercise on a cashless basis. By exercising on a cashless basis, the number of shares of common stock that would otherwise have been acquired upon the exercise of such warrants was reduced by 47,214 shares, an aggregate value of $166,667 as of the exercise date. Accordingly, we issued 119,453 shares of our common stock upon such exercise. (iv) On September 25, 2006, a warrantholder exercised warrants to purchase 233,333 shares of our common stock at an exercise price of $1.00 per share in exchange for cash of $233,333. (v) On September 29, 2006, a warrantholder exercised warrants to purchase 8,333 shares of our common stock at an exercise price of $1.00 per share by providing us with notice of exercise on a cashless basis. By exercising on a cashless basis, the number of shares of common stock that would otherwise have been issuable upon the exercise of such warrants was reduced by 2,308 shares, an aggregate value of $8,333 as of the exercise date. Accordingly, we issued 6,025 shares of our common stock upon such exercise. The issuance of our common stock upon exercise of the warrants described herein was exempt from registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because none of the transactions involved a public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amended and Restated By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amendment to By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.1 to the Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

(4.1)	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.2)	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.3)	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.4)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.5)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.6)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.7)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.8)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.9)	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.10)	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.11)	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.12)	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004.

(4.13)	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

Exhibit No.	Description
(4.14)	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.15)	Form of Securities Purchase Agreement dated March 1, 2006 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed March 7, 2006.

(4.16)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(4.17)	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

(10.1)	Waiver and Consent to Credit Agreement dated September 13, 2006, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

(10.2)*	Akorn, Inc. Director Compensation Agreement

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ JEFFREY A. WHITNELL

Jeffrey A. Whitnell Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: November 9, 2006