Form 10-K
period 2006-12-31
AKORN INC
filed 2007-03-16
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-13976
AKORN, INC.
(Name of registrant as specified in its charter)

LOUISIANA	72-0717400
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
2500 Millbrook Drive, Buffalo Grove, Illinois 60089
(Address of principal executive offices and zip code)
Registrant’s telephone number: (847) 279-6100
SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, No Par Value	The NASDAQ Stock Market LLC
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
(None)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Note – Checking the box above will not relieve any Registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.
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
Large accelerated filer: ☐      Accelerated filer: ☑      Non-accelerated filer: ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the Registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant’s common stock) of the Registrant as of June 30, 2006 was approximately $116,511,997.
The number of shares of the Registrant’s common stock, no par value per share, outstanding as of March 8, 2007 was 86,374,771.
Documents incorporated by reference: Definitive Proxy Statement for the 2007 Annual Meeting incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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
     See “Item 1A. Risk Factors” on pages 8 through 15. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I
Item 1. Business
     We manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Our customers include physicians, optometrists, hospitals, wholesalers, group purchasing organizations and other pharmaceutical companies. We are a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our headquarters and certain operations to Illinois. We have a wholly owned subsidiary named Akorn (New Jersey), Inc., which operates in Somerset, New Jersey and is involved in manufacturing, product development, and administrative activities related to our ophthalmic and hospital drugs & injectables segments.
     We classify our operations into three identifiable business segments, ophthalmic, hospital drugs & injectables and contract services. These three segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 8. Financial Statements and Supplementary Data, Note M – “Segment Information.”
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
     Hospital Drugs & Injectables Segment. We market a line of specialty injectable pharmaceutical products, including antidotes, anesthesia, and products used in the treatment of rheumatoid arthritis and pain management. These products are marketed to hospitals through wholesalers and other national account customers as well as directly to medical specialists.
     Contract Services Segment. We manufacture products for third party pharmaceutical and biotechnology customers based on their specifications.
     Manufacturing. We have manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See Item 2. Properties. We manufacture a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for our ophthalmic and hospital drugs & injectables segments. Our Decatur facility manufactures products for all three of our segments. Our Somerset facility manufactures ophthalmic solutions and ointment products. We have added freeze-dried (lyophilized) manufacturing capabilities at our Decatur manufacturing facility and are currently waiting for a Pre-Approval Inspection (“PAI”) from the U.S. Food and Drug Administration (“FDA”) to begin using the lyophilization facility for commercial production. We intend to develop an internal Abbreviated New Drug Application (“ANDA”) lyophilized product pipeline. See Item 1A. Risk Factors – “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities.”
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
     Research and Development. In 2006, we received 11 ANDA product approvals from the Office of Generic Drugs. As of December 31, 2006, we had 35 ANDA product submissions for generic pharmaceuticals under review at the Office of Generic Drugs: 16 from internal development and 19 from various strategic agreements with nine external partners. In most, but not all, instances we own the ANDAs that are produced by our strategic partnerships. We plan to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing us to compete by marketing generic equivalents. See “Government Regulation” beginning on page seven.

     In 2004 we began to enter into strategic partnerships for the development and marketing of a number of products, a discussion of which is below:
     Under an agreement we entered into in 2004 with Strides Arcolab Limited (“Strides”), Akorn-Strides, LLC (the “Joint Venture Company”), of which we and Strides are both 50% owners, is developing patent-challenge products and ANDA products for the U.S. hospital and retail markets. We have each funded Akorn-Strides, LLC with $1,500,000. See Item 8. Financial Statements and Supplementary Data, Note Q – “Business Alliances”. As our strategic partner, Strides is responsible for developing, manufacturing and supplying products that we will sell and market in the United States on an exclusive basis.
     Also in 2004, we and FDC Limited entered into a purchase and supply agreement, which would provide us with an ophthalmic finished dosage form product pipeline for exclusive use in the United States and Canada. FDC Limited is to develop and manufacture the ophthalmic products, which we will market directly in the United States.
     In October 2004, we entered into an exclusive drug development and distribution agreement for oncology drug products for the United States and Canada with Serum Institute of India, Ltd. (“Serum”). Serum is currently building a facility in Pune, India for the manufacture of these products. We will own the ANDAs and buy products developed under the agreement from Serum under a negotiated transfer price arrangement. Once the products are approved, we will market and sell them in the United States and Canada under our label.
     On November 16, 2004, we entered into an Exclusive License and Supply Agreement with Hameln Pharmaceuticals (“Hameln”) for two Orphan Drug New Drug Applications (“NDAs”) — Calcium-DTPA and Zinc-DTPA – which were both approved by the FDA in August 2004. These products are antidotes for the treatment of radioactive poisoning. Under the terms of the agreement, we paid a one-time license fee of 1,550,000 Euros ($2,095,000) for an exclusive license for five years, subject to extension for successive two-year periods. Orphan drug exclusivity status is granted by the FDA for a period of seven years from the date of approval of the NDA. Hameln manufactures both drugs, and we market and distribute both drugs in the United States and Canada. We share revenues 50:50, subject to adjustments. We pay any annual FDA establishment fees and for the cost of any post-approval studies. On December 30, 2005 we were awarded a $21,491,000 contract from the United States Department of Health and Human Services (“HHS”) for these products which we subsequently sold to HHS in March of 2006. In December 2006 we sold HHS an additional $3,502,000 of these antidote products.
     During 2005, we paid M.D. Anderson $75,000 for the right to license a patent from The University of Texas M.D. Anderson Cancer Center called “M-EDTA Pharmaceutical Preparations of Uses Thereof.” Under the terms of the agreement we entered into with M.D. Anderson, we will also fund clinical trials and pay a milestone license fee upon FDA approval and then pay royalties for the life of the patent.
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
     On November 8, 2006, we entered into both a Development and Exclusive Distribution Agreement (the “Development and Exclusive Distribution Agreement”) and a Development Funding Agreement (“Development Funding Agreement” and together with the Development and Exclusive Distribution Agreement, the “Agreements”) with Serum. Under the Agreements, Serum has agreed to appoint us as the exclusive distributor for Rabies monoclonal antibody (the “Product”). In exchange for us receiving exclusive marketing and distribution rights for the Product to North, Central, and South America, we have agreed to help fund development of the Product through milestone payments. These milestone payments include the successful completion of Phase I, Phase II, and Phase III clinical trials and receipt of approval for a biologics license application from the FDA’s Center for Biologics Evaluation and Research. As the exclusive marketing and distribution partner of Serum for the Product in America, we will receive 40% of the revenues from Product sales in North America and 50% of the revenues from Product sales in Central and South America. Also as part of the Development and Exclusive Distribution Agreement, Serum grants us the first option right to obtain exclusive marketing rights in North, Central, and South America for a second monoclonal antibody product, Anti-D human monoclonal antibody (“Anti-D”). The exclusive marketing rights for Anti-D would be consistent with the terms and conditions in the Agreements for the Product.

Additionally, Serum has granted us the first option right to expand the territory in which it has exclusive rights to include Europe in exchange for minimum annual product sales requirements in Europe.
     Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of our personnel. No assurance can be given as to whether we will file NDAs, or ANDAs, when anticipated, whether we will develop marketable products based on any filings we do make, or as to the actual size of the market for any such products, or as to whether our participation in such market would be profitable. See “Government Regulation” on page seven and Item 1A. Risk Factors – “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities”.
     We also maintain a business development program that identifies potential product acquisition or product licensing candidates. We have focused our business development efforts on products that complement our existing product lines and that have few or no competitors in the market.
     At December 31, 2006, twelve of our full-time employees were involved in product research and business development.
     Research and development costs are expensed as incurred. Such costs amounted to $11,797,000, $4,510,000, and $1,861,000, for the years ended December 31, 2006, 2005, and 2004, respectively.
     Patents, Trademarks and Proprietary Rights. We consider the protection of discoveries in connection with our development activities important to our business. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2006, we had received seven U.S. patents and had four additional U.S. patent applications pending.
     We also rely upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See Item 1A. Risk Factors — “Our patents and proprietary rights may not adequately protect our products and processes”.
     Employee Relations. At December 31, 2006, we had 371 full-time employees, 310 of whom were employed by us and 61 by our wholly owned subsidiary, Akorn (New Jersey), Inc. Akorn-Strides, LLC has no employees. We believe we enjoy good relations with our employees, none of whom are represented by a collective bargaining agent.
     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A. Risk Factors — “Our industry is very competitive. Additionally changes in technology could render our products obsolete”.
     The companies that compete with our ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Novartis and Bausch & Lomb, Inc. The ophthalmic segment competes primarily on the basis of price and service.
     The companies that compete with our hospital drugs & injectables segment include both generic and name brand companies such as Hospira, Teva Pharmaceutical Industries, Abraxis Pharmaceutical Products and Baxter International. The hospital drugs & injectables segment competes primarily on the basis of price.
     Competitors in our contract services segment include Baxter International, Hospira and Patheon. The contract services segment competes primarily on the basis of price and technical capabilities.
     Suppliers and Customers. In 2006 purchases from Hameln represented approximately 13% of our purchases and in both 2005 and 2004, purchases from Cardinal Health PTS, LLC accounted for approximately 17% of our purchases. We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations.
     In 2006 we sold $25,464,000 of our radiation DTPA antidote products to HHS which represented 36% of our sales in 2006. There were no sales to HHS in 2005. In addition, a small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. Those distributors are:
•	AmerisourceBergen Corporation (“AmerisourceBergen”)

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Drug Company (“McKesson”).
     These three wholesale drug distributors accounted for approximately 50% of our total gross sales and 33% of our revenues in 2006, and 53% of our gross accounts receivable as of December 31, 2006. The difference between gross sales and revenue is that gross sales do not reflect the deductions for chargebacks, rebates and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies”). The percentages of gross sales, revenue and gross trade receivables attributed to each of these three wholesale drug distributors for the years ended December 31, 2006 and December 31, 2005 were as follows:

	2006			2005
	Gross	Net	Gross Accounts	Gross	Net	Gross Accounts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable
AmerisourceBergen	13%	9%	12%	24%	16%	28%
Cardinal	19%	13%	24%	28%	19%	29%
McKesson	18%	11%	17%	17%	11%	19%
     AmerisourceBergen, Cardinal and McKesson are distributors of our products as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. We consider our business relationships with these three wholesalers to be in good standing and have fee for services contracts with Cardinal and McKesson. We have also established a fee for service contract with AmerisourceBergen, which began in January 2006. A change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A Risk factors – “We depend on a small number of distributors, the loss of any of which could have a material adverse effect”.
     Backorders. As of December 31, 2006, we had approximately $737,000 of products on backorder as compared to approximately $1,400,000 of backorders as of December 31, 2005. This decrease in backorders is due to higher production levels in 2006. We anticipate filling all current open backorders during 2007.
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
     FDA Warning Letter. The FDA issued a Warning Letter to us in October 2000 following a routine inspection of our Decatur manufacturing facility.  Since 2000, and in response to the violations cited by the FDA, we implemented a comprehensive systematic compliance plan at our Decatur manufacturing facility. We maintained regular communications with the FDA and provided periodic progress reports. During this time, the FDA initiated no enforcement action. On December 13, 2005, the FDA notified us that we had satisfactorily implemented corrective actions and the FDA had determined that our Decatur manufacturing facility was in substantial compliance with cGMP regulations. Consequently, the restrictions of the Warning Letter were removed and we became eligible for new product approvals for products manufactured at our Decatur manufacturing facility. Several such product approvals were received in 2006. While under the Warning Letter restrictions from 2000 to 2005, our inability to fully utilize the capabilities of the Decatur manufacturing facility had a material adverse effect on our business, financial condition and results of operations.
     Product Recalls. There were no product recalls during 2006, 2005 or 2004.
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
     Foreign Sales. During 2006, 2005 and 2004, approximately $1,104,000, $3,666,000 and $5,435,000, respectively, of our revenues were from external customers located in foreign countries. The decline in volume is primarily due to one customer switching over to internally sourcing an ophthalmic product they had previously purchased from us in 2005 and 2004.

Item 1A. Risk Factors.
We have experienced recent operating losses, working capital deficiencies and negative cash flows from operations, and these losses and deficiencies may continue in the future.
     Our recent operating losses may continue in the future and there can be no assurance that our financial outlook will improve. For the years ended December 31, 2006, 2005 and 2004, our operating losses were $4,905,000, $ 7,479,000 and $368,000, respectively. We generated a positive cash flow from operations in 2006 of $2,509,000, however we generated negative flows of $148,000 and $3,461,000 in 2005 and 2004, respectively. There can be no assurance that our results of operations will reflect improvement in the future. If our results of operations do not improve in the future, an investment in our common stock could be negatively affected.
We have invested significant resources in the development of lyophilization manufacturing capability, and we may not realize the benefit of these efforts and expenditures.
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. As of December 31, 2006, we had spent approximately $22,433,000 on the lyophilization facility expansion and anticipate the need to spend approximately $200,000 of additional funds (excluding capitalized interest) which will primarily be used for testing and validation as the major capital equipment items are currently in place. In December 2006, we placed the sterile solutions portion of this operation in service which augments our existing production capacities. The remaining $5,196,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final review and a PAI by the FDA for us to place this equipment into commercial production.
     We are working toward the development of an internal ANDA lyophilized product pipeline and expect manufacturing capabilities for lyophilized products to be in place by mid-2007. However, there is no guarantee that we will be successful in completing development of lyophilization capability, or that other intervening events will not occur that reduce or eliminate the anticipated benefits from such capability. For instance, the market for lyophilized products could significantly diminish or be eliminated, or new technological advances could render the lyophilization process obsolete, prior to our entry into the market. There can be no assurance that we will realize the anticipated benefits from our significant investment into lyophilization capability at our Decatur manufacturing facility, and our failure to do so could significantly limit our ability to grow our business in the future.
We depend on a small number of distributors, the loss of any of which could have a material adverse effect.
     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. The following three distributors, AmerisourceBergen, Cardinal and McKesson, accounted for approximately 50% of total gross sales and 33% of total revenues in 2006, and 53% of gross trade receivables as of December 31, 2006. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products for many other companies. The loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations and lead to a violation of debt covenants. A change in purchasing patterns, inventory levels, increases in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue and results of operations.
Certain of our directors are subject to conflicts of interest.
     Dr. John N. Kapoor, Ph.D., the chairman of our board of directors, our chief executive officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc. (“EJ Financial”), a health care consulting investment company. EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete. Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.

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
     Federal and state government agencies regulate virtually all aspects of our business. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record keeping, distribution, storage and advertising of our products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Noncompliance with applicable United States and/or state or local regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, recommendations by the FDA against governmental contracts and criminal prosecution. Any of these could have a material adverse effect on our business, financial condition and results of operations. New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Such changes or new legislation could have a material adverse effect on our business, financial condition and results of operations. See Item 1. Business — “Government Regulation.”
     FDA regulations. All pharmaceutical manufacturers, including us, are subject to regulation by the FDA under the authority of the FDC Act. Under the FDC Act, the federal government has extensive administrative and judicial enforcement authority over the activities of finished drug product manufacturers to ensure compliance with FDA regulations. This authority includes, but is not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products, to seek civil and monetary penalties and to criminally prosecute violators. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products we market or the halting of our manufacturing operations, could have a material adverse effect on our business, financial condition and results of operations. In addition, product recalls may be issued at our discretion, or at the request of the FDA or other government agencies having regulatory authority for pharmaceutical products. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that restriction or prohibition on sales, halting of manufacturing operations or recalls of our pharmaceutical products will not occur in the future. Any such actions could have a material adverse effect on our business, financial condition and results of operations. Further, such actions, in certain circumstances, could constitute an event of default under the terms of our various financing relationships.
     We must obtain approval from the FDA for each pharmaceutical product that we market which requires a regulatory submission. The FDA approval process is typically lengthy and expensive, and approval is never certain. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies or impose other post-marketing obligations.
     We and our third-party manufacturers are subject to periodic inspection by the FDA to assure regulatory compliance regarding the manufacturing, distribution, and promotion of pharmaceutical products. The FDA imposes stringent mandatory requirements on the manufacture and distribution of pharmaceutical products to ensure their safety and efficacy. The FDA also regulates drug labeling and the advertising of prescription drugs. A finding by a governmental agency or court that we are not in compliance with FDA requirements could have a material adverse effect on our business, financial condition and results of operations.
     We were previously subject to an FDA Warning Letter which the FDA issued to us in October 2000 which was subsequently removed in 2005. See Item 1. Business – “FDA Warning Letter”.
     If the FDA changes its regulatory position, it could force us to delay or suspend our manufacturing, distribution or sales of certain products. We believe that all of our current products are in substantial compliance with FDA regulations and have received the requisite agency approvals for their manufacture and sale. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals which may or may not be granted and which may be subject to a lengthy application process. Any change in the FDA’s enforcement policy or any decision by the FDA to require an approved NDA or ANDA for one of our products not currently subject to the approved NDA or ANDA requirements or any delay in the FDA approving an NDA or ANDA for one of our products could have a material adverse effect on our business, financial condition and results of operations.
     A number of products we market are “grandfathered” drugs that are permitted to be manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed prior to enactment of relevant sections of the FDC Act and amendments thereto. The regulatory status of these products is subject to change and/or challenge by the FDA, which could establish new standards and limitations for manufacturing and marketing such products, or challenge the evidence of prior manufacturing and marketing upon which grandfathering status is based. Any such change in the status of a “grandfathered” product could have a material adverse effect on our business, financial condition and results of operations.
     We are subject to extensive DEA regulation, which could result in our being fined or otherwise penalized. We also manufacture and sell drugs which are “controlled substances” as defined in the federal Controlled Substances Act and similar state laws, which impose, among other things, certain licensing, security and record keeping requirements administered by the DEA and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The DEA could limit or reduce the amount of controlled substances which we are permitted to manufacture and market. See Item 1. Business – “DEA Regulation”.
We may implement product recalls and could be exposed to significant product liability claims; we may have to pay significant amounts to those harmed and may suffer from adverse publicity as a result.
     The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. There were no product recalls in 2006, 2005 or 2004.

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
     The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. We have registered 71,785,437 shares held by certain of our investors for sale under registration statements on a Form S-1 and Form S-3 filed with the Securities and Exchange Commission (“SEC”). Sales of these shares on the open market could cause the price of our stock to decline.
Exercise of warrants and options may have a substantial dilutive effect on our common stock.
     If the price per share of our common stock at the time of exercise or conversion of any warrants or stock options is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Holders of our outstanding warrants and options would receive 4,966,487 shares of our common stock at a weighted average exercise price of $2.88 per share. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock which may result in substantial dilution of the existing ownership interests of our common shareholders.
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
     As of March 8, 2007, the market price of our common stock exceeded $5.00 per share. However, there can be no guarantee that it will continue to do so. If our market price falls below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would have to recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.
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
     We own a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, we own a 55,000 square-foot manufacturing facility in Decatur, Illinois. Our Decatur facilities support all three of our segments. We added 10,000 square feet to our Decatur manufacturing facility to add the ability to provide lyophilization manufacturing services. However, this lyophilization manufacturing facility still needs to go through validation and approval by the FDA, which is anticipated in the first half of 2007. Manufacturing capabilities for lyophilized products are projected to be in place by mid-2007. We currently do not need lyophilization capabilities, but such capabilities would give us the capability to manufacture additional products for our contract customers and allow us to pursue other ANDA products and to internally produce one of our outsourced products. As of December 31, 2006, we had spent approximately $22,433,000 on the lyophilization expansion and anticipate the need to spend approximately $200,000 of additional funds (excluding capitalized interest), which will be focused primarily on validation testing. In December 2006, we placed the building and sterile solutions portion of this operation ($17,237,000) in service which augments our existing production capacities. The remaining $5,196,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final review and a PAI by the FDA for us to place this equipment into commercial production. We are working toward the development of an internal ANDA lyophilized product pipeline and expect manufacturing capabilities for lyophilized products to be in place by mid-2007.
     Our wholly owned subsidiary, Akorn (New Jersey) Inc. also leases approximately 35,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to our ophthalmic and hospital drugs and injectables segments.
     We do not have any idle manufacturing facilities, however, the capacity utilization at both our Decatur and Somerset facilities was approximately 80% and 100%, respectively, during the year ended December 31, 2006. We experienced improved utilization rates at our Decatur facility for 2006 in line with the December 2005 FDA finding that we are in substantial compliance with cGMP regulations. We can produce approximately 65 batches per month if our Decatur and Somerset facilities are all operating at normal capacity. Operating the manufacturing facilities at the reduced level has led to lower gross margins due, in part, to unabsorbed fixed manufacturing costs.
     Our current space in Decatur is considered adequate to accommodate our manufacturing needs for the foreseeable future while we are expanding our manufacturing space at our Somerset production facility to accommodate new product growth.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The following table sets forth, for the fiscal periods indicated, the high and low sales prices or closing bid prices for our common stock for the two most recent fiscal years and for the first quarter of our current fiscal year. On February 7, 2007 our common stock was listed on the NASDAQ Global Market under the symbol “AKRX”. Before such listing from November 24, 2004 until February 6, 2007, our common stock was listed for trading on the American Stock Exchange under the symbol “AKN.” From May 3, 2004 to November 23, 2004, our common stock was traded on the OTC Bulletin Board under the stock symbol “AKRN.OB.” The market represented by the OTC Bulletin Board is extremely limited and the price for our common stock traded on the OTC Bulletin Board is not necessarily a reliable indication of the value of our common stock. The quotations for the periods in which our common stock traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Trading prices are based on published financial sources, information received from the American Stock Exchange, OTC Bulletin Board and Reuters based on all transactions reported on the OTC Bulletin Board and Reuters. Prior to trading on the OTC Bulletin Board our common stock was traded on the Pink Sheets from June 25, 2002 until May 2, 2004.

	High	Low
Year Ending December 31, 2007
1st Quarter (through March 9, 2007)	$6.48	$5.00
Year Ended December 31, 2006
1st Quarter	5.55	3.90
2nd Quarter	5.37	3.61
3rd Quarter	4.25	3.01
4th Quarter	6.61	3.40
Year Ended December 31, 2005
1st Quarter	$3.95	$2.65
2nd Quarter	3.18	2.20
3rd Quarter	3.80	2.17
4th Quarter	4.91	3.12
     As of March 8, 2007, the market price of our common stock exceeded $5.00 per share. However, there can be no guarantee that it will continue to do so. If our market price falls below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would have to recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.
     As of March 8, 2007, we had 86,374,771 shares of common stock outstanding, which were held by approximately 575 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 8, 2007 was $6.00 per share. The transfer agent for our common stock is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, Illinois 60602.
     We did not pay cash dividends in 2006, 2005, or 2004 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we are currently prohibited from making any dividend payment under the terms of our various financing relationships. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Financial Condition and Liquidity” beginning on page 22.
     On August 23, 2005, we filed a Registration Statement on Form S-3 (File No.333-127794) (the “S-3”) with the SEC, which was declared effective on September 7, 2005. Pursuant to Rule 429 under the Securities Act of 1933, the prospectus included in the S-3 is a combined prospectus and relates to the previously filed Registration Statement on Form S-1 (File No.333-119168) (the “S-1”), as to which the S-3 constitutes Post-Effective Amendment No. 3. Such Post-Effective Amendment became effective concurrently with the effectiveness of the S-3. The S-3 relates to the resale of 64,964,680 shares, no par value per share, of our common stock by the selling stockholders identified in the S-3, which have been issued or reserved for issuance upon the conversion or exercise of shares of our

Series A Preferred Stock, shares of Series B Preferred Stock, warrants and convertible notes, including shares estimated to be issuable or that have been issued in satisfaction of accrued and unpaid dividends and interest on shares of preferred stock and convertible notes, respectively. Of the 64,964,680 shares of our common stock registered under the S-3, 60,953,394 of such shares were registered under the S-1. The shares of common stock registered by the S-3 and the S-1 represent the number of shares that have been issued or are issuable upon the conversion or exercise of the Series A Preferred Stock, Series B Preferred Stock, warrants and convertible notes described in the Registration Statement, including shares estimated to be issuable in satisfaction of dividends accrued and unpaid through December 31, 2007 on such securities. All shares of Series A Preferred Stock, Series B Preferred Stock and all convertible notes have been converted to shares of our common stock.
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of March 9, 2007, we are aware of the sale of 6,981,565 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
EQUITY COMPENSATION PLANS
Equity Compensation Plans Approved by Stockholders.
     Our stockholders approved each of the Akorn, Inc. 1988 Incentive Compensation Plan (“1988 Plan”), under which any of our officers or key employees was eligible to receive stock options as designated by our board of directors, and the Akorn, Inc. 1991 Stock Option (the “1991 Directors’ Plan”), under which options were issuable to our directors. The 1988 Plan expired on November 2, 2003 and the 1991 Directors Plan expired December 7, 2001. The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by the board of directors on November 6, 2003 and approved by our stockholders on July 8, 2004. On March 29, 2005, our board of directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by our stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. The aggregate number of shares of our common stock that may be issued pursuant to awards granted under the Amended 2003 Plan is 5,000,000. As of December 31, 2006, there were 3,155,000 options and 350,000 restricted stock awards outstanding under the Amended 2003 Plan.
     The following table sets forth certain information as of December 31, 2006, with respect to compensation plans under which our shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our security holders.

Number of securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)
Equity Compensation plans approved by security holders:	3,505,375	$3.40	1,177,236

Total	3,505,375	$3.40	1,177,236

Item 6. Selected Financial Data
     The following table sets forth our selected consolidated financial information as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.

	2006	2005	2004	2003	2002
OPERATIONS DATA (000’s)
Revenues	$71,250	$44,484	$50,708	$45,491	$51,419
Gross profit	26,880	14,944	18,202	12,148	20,537
Operating loss (1)	(4,905)	(7,479)	(368)	(6,276)	(3,565)
Interest and other expense (2)	(1,055)	(1,113)	(2,650)	(6,220)	(3,148)
Pretax loss	(5,960)	(8,592)	(3,018)	(12,496)	(6,713)
Income tax provision (benefit) (3)	3	17	8	(171)	6,239
Net loss	(5,963)	(8,609)	(3,026)	(12,325)	(12,952)
Preferred stock dividends and adjustments (4)	(843)	(4,082)	(34,436)	—	—
Net loss available to common stockholders	$(6,806)	$(12,691)	$(37,462)	$(12,325)	$(12,952)
Weighted average shares outstanding:
Basic	73,988	26,095	20,817	19,745	19,589
Diluted	73,988	26,095	20,817	19,745	19,589
PER SHARE
Equity	$0.95	$1.57	$2.27	$0.58	$0.58
Net loss:
Basic	(0.09)	(0.49)	(1.80)	(0.62)	(0.66)
Diluted	(0.09)	(0.49)	(1.80)	(0.62)	(0.66)
Price: High	6.61	4.91	4.30	2.35	4.00
Low	3.01	2.17	2.00	0.45	0.60
BALANCE SHEET (000’s)
Current assets	$39,654	$15,694	$22,393	$10,595	$13,239
Net property, plant & equipment	33,486	31,071	31,893	33,907	35,314
Total assets	82,083	57,095	66,922	59,415	63,538
Current liabilities, including debt in default (5)	10,253	15,460	11,160	11,959	43,803
Long-term obligations, less current installments (6)	1,516	602	8,436	36,065	8,383
Shareholders’ equity	70,314	41,033	47,326	11,391	11,352
CASH FLOW DATA (000’s)
From operating activities	$2,509	$(148)	$(3,461)	$(1,932)	$9,357
From investing activities	(4,377)	(1,857)	(838)	(1,743)	(5,315)
From financing activities	22,895	(1,314)	8,191	3,529	(9,033)
Change in cash and cash equivalents	21,027	(3,319)	3,892	(146)	(4,991)

(1)	Operating loss includes the following (in thousands): (a) long-lived asset impairment charges of (i) $2,037 in 2004, (ii) $2,362 in 2002.

(2)	Interest and other expense include the following (in thousands): (a) loss on Exchange Transaction of $3,102 in 2003 and (b) dividends and discount accretion related to our Series A Preferred Stock of $1,064 in 2004 and $589 in 2003. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Conditions and Liquidity. After the July 2004 shareholder approval relating to our Series A Preferred Stock, such dividends and accretion did not impact net income (loss) but continued to impact earnings (loss) per share until the Series A Preferred Stock was converted to shares of our common stock on January 13, 2006.

(3)	Income tax provision (benefit) includes (in thousands) a $9,216 charge in 2002 to establish a full valuation allowance against our net deferred income tax assets. Such net assets continued to be fully offset by a valuation allowance.

(4)	Pursuant to the July 2004 shareholder approval that resulted in our Series A Preferred Stock being recharacterized as equity rather than debt, dividends and adjustments related to our preferred stock, while not impacting net loss, do result in increased losses available to common stockholders when computing basic and diluted loss per share. A significant portion of these adjustments for 2004 relate to accreting the carrying value of the preferred stock up to its stated value. See Item 8. Financial Statements and Supplementary data – Note H, “Preferred Stock”.

(5)	Current liabilities include (in thousands) $3,250 and $35,565 of debt in default as of December 31, 2004 and 2002 respectively. The 2002 debt was refinanced in 2003 as part of the Exchange Transaction while the $3,250 debt was retired in 2005. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Financial Conditions and Liquidity”.

(6)	Long-term obligations include (in thousands) $21,132 of Series A Preferred Stock as of December 31, 2003. Pursuant to the July 2004 shareholder approval relating to our Series A Preferred Stock, these securities were reclassified into shareholders’ equity.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
     We added key management personnel, including a new vice president of global quality in 2005 and a new chief financial officer in 2004. Management has reduced our cost structure, improved our processes and systems and implemented new controls over capital and operational spending. We anticipate sales growth through internal product development efforts, additional contract services opportunities which we are actively pursuing and ongoing progress we are seeing with our strategic partners on new products development. Management believes these activities will improve our results of operations, cash flow from operations and our future prospects.
     Our revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by our ophthalmic segment, from sales of diagnostic and therapeutic pharmaceuticals by our hospital drugs and injectables segment, and from contract services revenue.
     The following table sets forth the percentage relationships that certain items from our Consolidated Statements of Operations bear to revenues for the years ended December 31, 2006, 2005 and 2004.

	Years Ended
	December 31,
	2006	2005	2004
Revenues
Ophthalmic	27%	51%	59%
Hospital Drugs & Injectables	60	31	24
Contract Services	13	18	17

Total revenues	100	100	100
Gross profit
Ophthalmic	9%	18%	29%
Hospital Drugs & Injectables	26	13	6
Contract Services	3	3	1

Total Gross Profit	38	34	36
Selling, general and administrative expenses	26	37	26
Amortization and write-downs of intangibles	2	4	7
Research and development expenses	17	10	4
Operating loss	(7)	(17)	(1)
Net loss	(8)%	(19)%	(6)%
COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005
     Consolidated revenues increased 60%, or $26,766,000 for the year ended December 31, 2006 compared to the prior year.
     Ophthalmic segment revenues decreased 14%, or $3,131,000, primarily due to reduced sales of diagnostic and anesthetic products. Hospital Drugs and Injectables segment revenues increased 210% or $28,770,000 for the year, reflecting the increased volumes of anesthesia and antidote products. In particular, sales of $25,464,000 of DTPA radiation antidote products to HHS were a primary driver for the sales increase in this category. This large order level for DTPA is not expected to recur, although we do anticipate continued orders for this antidote product. Contract services revenues increased by 14%, or $1,127,000, mainly due to increased order volumes on contract products.
     The chargeback and rebate expense, a component of net revenues, for the year ended December 31, 2006 increased to $26,295,000 from $24,391,000 in 2005, due to a general increase in the product sales mix of higher chargeback and rebate percentage items along with increased price competition. Note that sales of our DTPA antidote product to HHS were not subject to chargeback or rebate expense.
     Consolidated gross profit of $26,880,000 was 38% for 2006 as compared to a gross profit of $14,944,000 or 34% for 2005. The gross profit of our ophthalmic segment decreased $2,000,000 or 25% due to a less favorable product mix and increased price competition. Our hospital drugs and injectables segment gross profit increased $12,374,000 or 216% mainly due to sales of DTPA radiation antidote products to HHS as noted above. Our contract services segment gross profit improved $1,562,000 or 138% from the prior year mainly due to an improved sales mix combined with process cost reductions.
     Selling, general and administrative (“SG&A”) expenses increased 13%, to $18,603,000 for 2006 from $16,405,000 for 2005, mainly due to FAS 123R stock compensation expense of $1,229,000 in 2006, increased FDA fees of $537,000 and consulting fees for Sarbanes-Oxley 404 implementation of $435,000.
     Research and development (“R&D”) expense increased significantly, by 162% in 2006, to $11,797,000 from $4,510,000 for the year 2005, mainly due to R&D expenses related to lyophilization testing and validation, clinical studies costs for our new ophthalmic anesthetic product (“Akten”) and funding for product development with our strategic partners including costs for development of an oral anti-infective product. We anticipate continued higher spending levels in our R&D for new product development activities.
     Interest expense decreased to $604,000 in 2006 from $2,325,000 in 2005, which represents a 74% decrease. This decrease is primarily due to lower outstanding borrowings in 2006 as we paid off debt and generated interest income in the latter part of 2006. This was partially offset by higher interest rates in 2006.
     Other income (expense) in 2006 was ($451,000) which was mainly due to an early debt retirement fee of $391,000 to retire high-interest debt in the first quarter of 2006.
     We recorded a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. Accordingly, the income tax expense (benefit) recorded for 2006 and 2005 represents various minimum federal/state income tax expenses.
     As a result of the matters described above, net loss for 2006 was $5,963,000 versus a net loss in 2005 of $8,609,000, a $2,646,000 decrease in loss. After consideration of preferred stock dividends and adjustments in 2006 of $843,000 and 2005 of $4,082,000 related to specific accounting for our preferred stock (see Item 8. Financial Statements and Supplementary Data, Note H – “Preferred Stock”), loss per share for 2006, on both a basic and diluted basis, was $0.09 on weighted average shares outstanding of 73,988,000 compared to a basic and diluted loss per share for 2005 of $0.49 on weighted average shares outstanding of 26,095,000.
COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004
     Consolidated revenues decreased 12% for the year ended December 31, 2005 compared to the prior year.
     Ophthalmic segment revenues decreased 24%, or $7,153,000, primarily due to reduced sales of diagnostic and anesthetic products. Injectable segment revenues increased 11% or $1,378,000 for the year, reflecting the increased volumes of anesthesia and antidote products. Contract services revenues decreased by 5%, or $449,000, mainly due to lower volumes of contract research project work.
     The chargeback and rebate expense, a component of net revenues, for the year ended December 31, 2005 increased to $24,391,000 from $16,915,000 in 2004, due to a general increase in the product sales mix of higher chargeback and rebate percentage items along with increased price competition.

     Consolidated gross profit of $14,944,000 was 34% for 2005 as compared to a gross profit of $18,202,000 or 36% for 2004. The gross profit of our ophthalmic segment decreased $6,417,000 or 44% due to a less favorable product mix and increased price competition. Our hospital drugs and injectables segment gross profit increased $2,452,000 or 75% due to a sales mix shift toward higher margin antidote products and additional manufacturing volume efficiencies for these products. Our contract services segment gross profit improved $707,000 or 165% from the prior year mainly due to a reduction in unfavorable plant manufacturing variances at our Decatur manufacturing facility.
     SG&A expenses increased 23%, to $16,405,000 for 2005 from $13,300,000 for 2004, due to the 2005 management bonuses ($1,479,000), reduced bad debt recoveries in 2005 ($777,000) and increased FDA fees ($557,000).
     Amortization and write-down of intangibles decreased by $1,901,000 due to an impairment charge of $2,037,000 in 2004 related to product license intangible assets for Biolon, Erythromycin, Cromolyn Sodium, AKWA Tears and Tears Renewed products. The carrying value of the intangible assets for these products was reduced to zero in 2004.
     R&D expense increased significantly, by 142% in 2005, to $4,510,000 from $1,861,000 for the year ended December 31, 2004, mainly due to R&D expenses related to lyophilization validation ($1,073,000) and product development expenses for Akorn-Strides, LLC ($757,000). We anticipate continued growth in our R&D spending for new product development activities.
     Interest expense decreased to $2,325,000 in 2005 from $4,218,000 in 2004, which represents a 45% decrease. This decrease is primarily due to a decrease in Series A Preferred Stock interest expense ($1,064,000) and a decrease in deferred financing for warrants ($874,000). The residual difference is mainly due to lower outstanding borrowings in 2005 as a result of using a portion of our Series B Preferred Stock issuance in August 2004 to pay down bank debt and retire a promissory note held by NeoPharm, Inc. (“NeoPharm’) in 2005. This was partially offset by higher interest rates in 2005.
     Other income (expense) in 2005 was $1,212,000 due to gains related to retirement of the promissory note held by NeoPharm. The gain of $1,562,000 in 2004 was mainly the result of settlements of disputes which resulted in a gain on the sale of our investment in Novadaq Technologies, Inc. (“Novadaq”) and a lower than accrued payout on a prior dispute settlement. See Item 8. Financial Statements and Supplementary Data, Note E – “Investment in Novadaq Technologies”.
     We recorded a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. Accordingly, the income tax expense (benefit) recorded for 2005 and 2004 represents various minimum federal/state income tax expenses.
     As a result of the matters described above, net loss for 2005 was $8,609,000 versus a net loss in 2004 of $3,026,000, a $5,583,000 increase in loss. After consideration of preferred stock dividends and adjustments in 2005 of $4,082,000 and 2004 of $34,436,000 related to specific accounting for our preferred stock (see Item 8. Financial Statements and Supplementary Data, Note H – “Preferred Stock”), loss per share for 2005, on both a basic and diluted basis, was $0.49 on weighted average shares outstanding of 26,095,000 compared to a basic and diluted loss per share for 2004 of $1.80 on weighted average shares outstanding of 20,817,000.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     As a result of the factors outlined above, we have experienced losses from operations in 2006 and 2005 of $4,905,000 and $7,479,000, respectively and the net losses for these years were $5,963,000 and $ 8,609,000, respectively.
     As of December 31, 2006, we had cash and cash equivalents of $21,818,000. Our net working capital at December 31, 2006 was $29,401,000 versus a net working capital of $234,000 at December 31, 2005, resulting primarily from the increased cash levels from stock issuances and the decrease in debt as we retired our major debt instruments in the first quarter of 2006 (see discussion below). This reduced current debt by $6,650,000 from the prior year level.
     During the year ended December 31, 2006, we generated $2,509,000 in cash from operations as the net loss was offset by non-cash expenses of $6,379,000 for the period, a $785,000 change in working capital items and a $1,308,000 increase in the product warranty reserve related to our DTPA antidote product (see “Critical Accounting Policies” below). During 2005, we used $148,000 in cash from operations as the net loss was offset by $6,957,000 in non-cash expenses and a $2,966,000 reduction in working capital items

(mainly attributable to lower receivables with wholesalers) while the non-cash gain on retirement of debt reduced the operating cash flow. Investing activities for 2006 generated a $4,377,000 reduction in cash flow mainly due to capital expenditures for production equipment. Investing activities during 2005 required $1,857,000 in cash and included $1,782,000 of property, plant, and equipment additions to our lyophilization facility and other manufacturing equipment in 2005. Financing activities for 2006 provided $22,895,000 in cash primarily due to the $18,078,000 net proceeds from the March 2006 common stock and warrants offering and an additional $3,543,000 from the September 2006 private placement with Serum. Financing activities for 2005 used $1,314,000 in cash primarily due to the $2,500,000 payment to retire the NeoPharm promissory note offset by $1,556,000 received from the sale of stock and exercise of warrants.
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
     A portion of the net proceeds of the private placement of the Series B Preferred Stock paid off the outstanding debt from LaSalle Bank. The remainder of the net proceeds was used for working capital, payment of the NeoPharm promissory note, validation and testing of our new lyophilization facility and general corporate purposes.
     An additional common stock private placement offering was completed on March 8, 2006 which yielded net proceeds to us of approximately $18,078,000 which was used to reduce debt and fund additional product development activities and build a fund for future product development spending. On March 20, 2006 we retired the 2003 Subordinated Notes for a cash payment of $3,288,000 which included principal and interest. In September 2006, we issued 1,000,000 shares of our common stock in a private placement with Serum at a price of $3.56 per share. The offering price was $3,560,000 and the net proceeds to us, after payment of approximately $17,000 in expenses, were approximately $3,543,000.
     As of December 31, 2006, we had approximately $ 21,818,000 in cash and approximately $7,369,000 of undrawn availability under the Credit Facility with LaSalle Bank. We believe that our realigned balance sheet, access to our line of credit and capital markets and our cash flows from operations will be sufficient to operate our business for the next twelve months.
Facility Expansion
     We are in the final stages of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have.

     As of December 31, 2006, we had spent approximately $22,433,000 on the lyophilization expansion and anticipate the need to spend approximately $200,000 of additional funds to complete the expansion related to the lyophilization equipment. These additional funds will primarily be used for testing and validation as the major capital equipment items are currently in place. In December 2006, we placed the building and sterile solutions portion of this operation ($17,237,000) in service which augments our existing production capacities. The remaining $5,196,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final review and a PAI by the FDA for us to place this equipment into commercial production. We anticipate the PAI review in the first half of 2007. In addition, we are working toward the development of an internal ANDA lyophilized product pipeline for these operations.
Credit Facility
     As stated above, and further described in Item 8. Financial Statements and Supplementary Data, Note G — Financing Arrangements, we entered into a Credit Facility with LaSalle Bank in 2003. The Credit Facility included the Term Loans, as well as the Revolver secured by substantially all of our assets. The Credit Facility will mature on September 30, 2008. The Term Loans carried interest at prime plus 1.75% and required principal payments of $195,000 per month commencing October 31, 2003, with the payments first to be applied to term loan B. The Revolver bears interest at prime plus 0.50% (previously prime plus 1.50%). The Term Loans were paid off with the proceeds from our Series B Preferred Stock offering in August 2004 and we had a zero balance on the Revolver at December 31, 2006.
     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 50% of raw material, finished goods and component inventory excluding packaging items, not to exceed $5,000,000, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and the sum of $1,750,000 and the outstanding balance under term loan B (the term B loan was retired in August 2004). The Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense and Senior Debt to EBITDA ratios. If we are not in compliance with the covenants of the Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the Credit Facility would become immediately due and payable. The Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. We negotiated an amendment to the Credit Facility effective December 31, 2003 that clarified certain covenant computations and waived certain technical violations. Because the Credit Facility also requires us to maintain our deposit accounts with LaSalle, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability (zero as of December 31, 2006).
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
     On March 1, 2006, a subsequent Amendment, Waiver and Consent to Credit Agreement was made effective which adjusted the Credit Facility debt covenant computations for the periods ended December 31, 2005 and March 31, 2006. The revisions adjusted the defined EBITDA for certain R&D expenses and the interest coverage formula to exclude interest paid on the NeoPharm promissory note retirement and thereby resolved a default on the debt covenants of the Credit facility at December 31, 2005. In addition it provided consent for the private placement of common stock in March of 2006 and waived certain defaults therefrom.

     On March 5, 2007, another Amendment, Waiver and Consent to Credit Agreement was made effective which adjusted the Credit Facility debt covenant computations for the periods ended December 31, 2006 and beyond. The revisions adjusted the defined EBITDA for certain R&D expense levels and waived defaults prior to this revision.
Subordinated Debt
     In 2001, we entered into a $5,000,000 convertible subordinated debt agreement including a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both Tranche A Note and Tranche B Note, which were due December 20, 2006, bore interest at prime plus 3% and were issued with detachable warrants (the “Tranche A Warrants” and the “Tranche B Warrants”) to purchase shares of common stock. Interest payments were prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allowed for conversion of the subordinated debt plus interest into our common stock, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B. The Company negotiated an early settlement of the Tranche A Note and the Tranche B Note in March 2006. The associated principal and accumulated interest of approximately $7,298,000 was retired by conversion into 3,540,281 shares of the Company’s common stock on March 31, 2006. A debt retirement fee of approximately $391,000 was paid as an inducement to retire these notes prior to the original maturity date of December 20, 2006.
     In December 2001, we entered into a $3,250,000 five-year loan (the “NeoPharm Note”) with NeoPharm to fund the completion our lyophilization facility located in Decatur, Illinois. Dr. Kapoor, our chairman, is also a director of NeoPharm and holds a substantial stock position in NeoPharm, as well as in Akorn. Under the terms of the NeoPharm Note evidencing the loan, interest accrued at the initial rate of 3.6% to be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. In consideration for the loan, under a separate processing agreement between us and NeoPharm, we agreed to provide NeoPharm with access to at least 15% of the capacity of its lyophilization facility each year upon completion of the lyophilization facility.
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
     As part of the Exchange Transaction, we issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. The 2003 Subordinated Notes were to mature on April 7, 2006 and bore interest at prime plus 1.75%. On March 20, 2006 the Company retired the 2003 Subordinated Notes with a cash payment of $3,288,000 which included the original $2,767,000 principal balance plus the accrued interest up to the date of payment.
Other Indebtedness
     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC, of which there were outstanding borrowings of $602,000 and $938,000 at December 31, 2006 and 2005, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
     The fair value of the debt obligations approximated the recorded value as of December 31, 2006.

Preferred Stock and Warrants
Series A Preferred Stock
     Prior to its conversion, the Series A Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could have been paid in cash at our option, such dividends were being deferred and were converted into our common stock. All shares of Series A Preferred Stock had liquidation rights in preference over junior securities, including the common stock, and had certain anti-dilution protections. The Series A Preferred Stock and unpaid dividends were convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers could be adjusted from time to time pursuant to the terms of the Restated Articles of Incorporation. All shares of Series A Preferred Stock were to convert to shares of common stock on the earlier to occur of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeds $4.00 per share. Until our shareholders approved certain provisions regarding the Series A Preferred Stock (the “Stockholders Approval”), which occurred in July 2004, the Series A Preferred Stock was also redeemable in October 2011. Holders of Series A Preferred Stock had full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares could be converted.
     The initial amount recorded for the Series A Preferred Stock, as described in Item 8. Financial Statements and Supplementary Data, Note H – “Preferred Stock,” was $5,174,000 below its stated value. Until the July 8, 2004 Stockholders Approval date we had been accreting this difference over the time period from issuance to the mandatory redemption date in October 2011. Accretion was $267,000 in 2004 and $220,000 in 2003.
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
     Effective as of January 13, 2006, pursuant to the automatic conversion provisions set forth in our Restated Articles of Incorporation, all 241,122 outstanding shares of Series A Preferred Stock immediately and automatically converted into an aggregate of 36,796,755 shares of our common stock, no par value.
     As set forth in our Restated Articles of Incorporation, all outstanding shares of Series A Preferred Stock immediately and automatically converted into shares of our common stock on the day after the closing price per share of the common stock exceeded $4.00 for 20 consecutive trading days. The closing price per share of the Common Stock as reported on the American Stock Exchange exceeded $4.00 for 20 consecutive trading days as of the close of the market on January 12, 2006. Consequently, all outstanding shares of Series A Preferred Stock automatically converted into shares of our common stock on January 13, 2006. No shares of Series A Preferred Stock remain outstanding. Akorn received no consideration in connection with the automatic conversion.
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
     Prior to its conversion, the Series B Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at our option, such dividends were deferred and added to the Series B Preferred Stock balance. Each share of our Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, was convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator could be adjusted from time to time pursuant to the anti-dilution provisions of our Restated Articles of Incorporation governing the Series B Preferred Stock. We had the option of converting all shares of Series B Preferred Stock into shares of our common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeded $5.00 per share.
     As required under the terms of the Series B Preferred Stock transaction, we completed the registration with the SEC of the common shares into which the Series B Preferred Stock is convertible in October 2004, among others. Had the registration statement not become effective within 270 days from August 23, 2004, each holder would have had the right to compel us to purchase its shares of Series B Preferred Stock for cash in an amount equal to $115 per share (the “Put Option”). As a result of the Put Option, and pursuant to SEC rules and regulations, our Series B Preferred Stock was reflected outside of the shareholder’s equity section of our consolidated balance sheet until the registration statement became effective. Due to that registration, the holders of the Series B Preferred Stock could no longer put their shares back to us, and accordingly, the Series B Preferred Stock was reclassified into equity in October 2004.
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
     All outstanding shares of our Series B Preferred Stock were to immediately and automatically convert into shares of common stock on the day after the closing price per share of the common stock exceeded $5.00 for 20 consecutive trading days and this occurred as of the close of the market on the American Stock Exchange on December 13, 2006. Consequently, all 66,000 outstanding shares of Series B Preferred Stock immediately and automatically converted into an aggregate of 2,804,800 shares of common stock on December 14, 2006. As of December 31, 2006, no shares of Series B Preferred Stock remain outstanding. Akorn received no consideration in connection with the automatic conversion.
Warrants
     The Series A Warrants issued in connection with the Exchange Transaction for 8,572,400 shares of common stock at an exercise price of $1.00 per share were exercisable at any time prior to expiration on October 7, 2006. The Guaranty Warrants for 960,000 shares of common stock at an exercise price of $1.10 per share were issued in consideration of the debt guaranty as part of the Exchange Transaction. Also, as part of the Exchange Transaction, we issued the Note Warrants for 276,714 shares of common stock at an exercise price of $1.10 per share. In addition, there were Tranche A Warrants and Tranche B Warrants that were outstanding prior to the Exchange Transaction for 1,000,000 and 667,000 shares of common stock with per share exercise prices of $2.85 and $2.25, respectively. As of December 31, 2006, all of the outstanding Series A Warrants, Guaranty Warrants, Note Warrants, Tranche A, and Tranche B Warrants were exercised.
     The Series B Warrants are exercisable at any time prior to expiration on August 23, 2009. The warrants for 1,566,667 shares of common stock were issued on August 23, 2004 and have an exercise price of $3.50 per share. As of December 31, 2006, 555,555 warrants were exercised. As of December 31, 2006, there were 1,011,112 outstanding Series B Warrants.
     As further described in Item 8. Financial Statements and Supplemental Data, Note N – “Commitments and Contingencies,” we have issued to AEG Partners, LLC (“AEG”) warrants (the “AEG Warrants”) to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share. AEG exercised 200,000 of the AEG Warrants during 2006 and 800,000 AEG Warrants remain outstanding as of December 31, 2006.

     On March 8, 2006 we issued 4,311,669 shares of our common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. The aggregate offering price of the private placement was approximately $19,402,000 and the net proceeds to us, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
CONTRACTUAL OBLIGATIONS
(In Thousands)
     The following table details our future contractual obligations as of December 31, 2006.

	Payment Due — by Period				More than
Description	Total	Less than 1 year	1-3 years	3-5 years	5 years
Current and Long Term-Debt	$602	$394	$208	$—	$—
Operating Leases	10,635	1,125	2,375	2,416	4,719
Interest Payments on Debt	35	31	4	—	—

Total:	$11,272	$1,550	$2,587	$2,416	$4,719

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
In Thousands, Except Per Share Amounts

			Net Income (Loss)
		Gross		Per Share	Per Share
	Revenues	Profit	Amount	Basic	Diluted
Year Ended December 31, 2006:
1st Quarter	$29,730	$11,733	$3,126	$0.05	$0.04
2nd Quarter	12,475	4,955	(1,963)	(0.03)	(0.03)
3rd Quarter	14,490	5,951	(1,067)	(0.02)	(0.02)
4th Quarter	14,555	4,241	(6,059)	(0.07)	(0.07)
Year Ended December 31, 2005:
1st Quarter	$10,181	$3,343	$(2,287)	$(0.13)	$(0.13)
2nd Quarter	12,578	4,852	(67)	(0.04)	(0.04)
3rd Quarter	10,985	3,668	(2,614)	(0.14)	(0.14)
4th Quarter	10,740	3,081	(3,641)	(0.18)	(0.18)
CRITICAL ACCOUNTING POLICIES
Revenue Recognition
     We recognize product sales for our ophthalmic and hospital drugs and injectables business segments upon the shipment of goods or upon the delivery of goods, depending on the sales terms. The contract services segment, which produces products for third party customers, based upon their specification, at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product or service as appropriate. Revenue is recognized when all of our obligations have been fulfilled and collection of the related receivable is probable. Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.
Allowance for Chargebacks and Rebates
     We enter into contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from us and subsequently sell it to those third parties. When a wholesaler sells products to one of the third parties that are subject to a contractual price agreement, the difference between the price paid to us by the wholesaler and the price under the specific contract is charged back to us by the wholesaler. We track sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, we estimate a chargeback percentage for each product. We reduce gross sales and increase the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. We reduce the chargeback allowance when we process a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period based upon actual sales volume through the wholesalers. However, our provision for chargebacks is fully reserved for at the time when sales revenues are recognized.
     We obtain certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance that will be paid out in the future. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with our accounting policy, our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. We use this percentage estimate (95% as of December 31, 2006) until historical trends or new information indicate that a revision should be made. On an ongoing basis, we evaluate our actual chargeback rate experience and new trends are factored into our estimates each quarter as market conditions change. In the first quarter of 2004, we obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered our estimate of in-transit inventory. This resulted in us recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. We have used this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, we, in accordance with our policy, reduced our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six-quarter trend of such sales being below our previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. In the fourth quarter of 2005, we reviewed our sales trends through wholesalers and revised the estimated percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement which resulted in a $408,000 increase in chargeback expense in the fourth quarter 2005. We again reviewed and revised this same percentage estimate in the fourth quarter of 2006 which resulted in a $446,000 increase in the chargeback expense in the fourth quarter of 2006. We intend to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made.
     Similarly, we maintain an allowance for rebates related to fee for service contracts and other programs with certain customers. Rebate percentages vary by product and by volume purchased by each eligible customer. We track sales by product number for each eligible customer and then apply the applicable rebate percentage, using both historical trends and actual experience to estimate our rebate allowance. We reduce gross sales and increase the rebate allowance by the estimated rebate amount when we sell our products to our rebate-eligible customers. We reduce the rebate allowance when we process a customer request for a rebate. At each balance sheet date, we analyze the allowance for rebates against actual rebates processed and make necessary adjustments as appropriate. Actual rebates processed can vary materially from period to period. However, our provision for rebates is fully reserved for at the time when sales revenues are recognized.
     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2006, 2005, and 2004, we recorded chargeback and rebate expense of $26,295,000, $24,391,000 and $16,915,000, respectively. The allowance for chargebacks and rebates was $8,370,000 and $7,634,000 as of December 31, 2006 and 2005, respectively.
Allowance for Product Returns
     Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. We estimate our sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of our products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into our estimates each quarter as market conditions change.

Actual returns processed can vary materially from period to period. For the years ended December 31, 2006, 2005, and 2004, we recorded a provision for product returns of $3,861,000, $3,122,000 and $1,956,000, respectively. The allowance for potential product returns was $2,437,000 and $1,529,000 at December 31, 2006 and 2005, respectively.
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
     For the years ended December 31, 2006, 2005, and 2004, we recorded a net expense/(benefit) for doubtful accounts of ($150,000), $74,000, and ($43,000), respectively. The 2005 expense was mainly due to one uncollectible account while the favorable experience in 2006 and 2004 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $3,000 and $13,000 as of December 31, 2006 and 2005, respectively. As of December 31, 2006, we had a total of $ 196,000 of past due gross accounts receivable, of which $54,000 was over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.
Allowance for Discounts
     Cash discounts are available to certain customers based on agreed upon terms of sale. We evaluate the discount reserve balance against actual discounts taken. For the years ended December 31, 2006, 2005, and 2004, we recorded a provision for discounts of $1,595,000, $1,003,000 and $925,000 respectively. The allowance for discounts was $236,000 and $244,000 as of December 31, 2006 and 2005, respectively.
Allowance for Slow-Moving Inventory
     Inventories are stated at the lower of cost (average cost method) or market. See Item 8. Financial Statements and Supplementary Data, Note D — “Inventories”. We maintain an allowance for slow-moving and obsolete inventory. For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyzed our raw material and component inventory for slow moving items. For the years ended December 31, 2006, 2005, and 2004, we recorded a provision for inventory obsolescence of $652,000, $530,000 and $1,290,000, respectively. The allowance for inventory obsolescence was $ 510,000 and $916,000 as of December 31, 2006 and 2005, respectively.
Warranty Liability
     The DTPA product warranty relates to a ten year expiration guarantee on DTPA sold to HHS. We are performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, we will replace the product at no charge. Our supplier, Hameln Pharmaceuticals, will also share this cost if we do not meet the DTPA stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA we will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
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
Intangibles
     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at December 31, 2006 and 2005 was $16,260,000 and $14,875,000, respectively. Amortization expense was $1,385,000, $1,508,000, and $1,372,000 for the years ended December 31, 2006, 2005, and 2004, respectively. We regularly assess the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows. In 2004, we recorded impairment charges on certain intangible assets. See Item 8. Financial Statements and Supplementary Data, Note S — “Asset Impairment Charges”.
Stock-Based Compensation
     Under SFAS No. 123(R), stock compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We have historically used the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123 and have decided to continue using this model under SFAS No. 123(R). Determining the assumptions that enter into the model is highly subjective and requires judgment. We use an expected volatility that is based on the historical volatility of our stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, under SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, we have decided to use 10% as an estimated forfeiture rate.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after December 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a significant impact on our consolidated financial statements.
     In September 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” Under EITF 05-8, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying Statement 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” require that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The

U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. The EITF 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The adoption of EITF 05-8 did not had have a material impact on our financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised and replaced SFAS No. 123, Accounting for Stock-Based Payments and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. We adopted SFAS No. 123R on January 1, 2006.
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
     We elected the modified prospective method and did not restate prior year amounts. The adoption of SFAS 123R’s fair value method did have a significant impact on our results of operations, although it had no impact on our overall financial position. Had we adopted SFAS 123R in prior years, the impact of that adoption would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net earnings and pro forma earnings per share.
     In November 2005, the FASB issued FASB Staff Position (FSP) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123-(R).
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. We are in the process of evaluating the impact that FIN 48 will have on our Consolidated Financial Statements. At this time we do not believe that adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our results of operations or financial position.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of this Bulletin is not expected to have a material impact on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk associated with changes in interest rates if we draw a balance under our Credit Facility. Our only current interest rate exposure involves our Revolver debt under the Credit Facility which bears interest at prime (8.25% as of December 31, 2006) plus 0.50%. The balance on the Revolver at December 31, 2006 was zero. With the retirement of the Tranche A and Tranche B notes and also the 2003 Subordinated Notes in March 2006 our interest rate exposure was substantially diminished compared to our exposure for these prime-rate based instruments in 2005. Our other long-term debt is for our mortgaged property in Decatur, Illinois at a fixed interest rate of 7.375%. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at December 31, 2006 would result in a zero pre-tax change in annual interest expense based on our existing zero drawdown against our revolving line of credit.
     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.
     The fair value of the debt obligations approximated the recorded value as of December 31, 2006.
Item 8. Financial Statements and Supplementary Data
     The following financial statements are included in Part II, Item 8 of this Form 10-K.
INDEX:

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Akorn, Inc.
Buffalo Grove, Illinois
We have audited the accompanying consolidated balance sheets of Akorn, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. and Subsidiaries at December 31, 2006 and 2005 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As disclosed in Note J to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Akorn, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
March 7, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Board of Directors
Akorn, Inc.
Buffalo Grove, Illinois
We have audited management’s assessment, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, that Akorn, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Akorn, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO Seidman, LLP
Chicago, Illinois
March 7, 2007

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,818	$791
Trade accounts receivable (less allowance for doubtful accounts of $3 and $13 at December 31, 2006 and 2005, respectively)	4,781	3,222
Inventories	11,734	10,279
Prepaid expenses and other current assets	1,321	1,402

TOTAL CURRENT ASSETS	39,654	15,694
PROPERTY, PLANT AND EQUIPMENT, NET	33,486	31,071
OTHER ASSETS
Intangibles, net	8,825	10,210
Other	118	120

TOTAL OTHER ASSETS	8,943	10,330

TOTAL ASSETS	$82,083	$57,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt	$394	$7,044
Trade accounts payable	4,719	3,046
Accrued compensation	1,849	1,519
Accrued expenses and other liabilities	3,291	3,851

TOTAL CURRENT LIABILITIES	10,253	15,460
Long-term debt, less current installments	208	602
Warranty liability	1,308	¯

TOTAL LIABILITIES	11,769	16,062

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 85,990,964, and 27,618,745 shares issued and outstanding at December 31, 2006 and 2005, respectively	150,250	67,339
Series A Preferred Stock, $1.00 par value 257,172 shares authorized and issued, 241,122 shares outstanding as of December 31, 2005	—	27,232
Series B Preferred Stock, $1.00 par value 170,000 shares authorized, 141,000 shares issued, 106,600 outstanding as of December 31, 2005	—	10,758
Warrants to acquire common stock	4,862	13,696
Accumulated deficit	(84,798)	(77,992)

TOTAL SHAREHOLDERS’ EQUITY	70,314	41,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,083	$57,095

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$71,250	$44,484	$50,708
Cost of sales	44,370	29,540	32,506

GROSS PROFIT	26,880	14,944	18,202
Selling, general and administrative expenses	18,603	16,405	13,300
Amortization and write down of intangibles	1,385	1,508	3,409
Research and development expenses	11,797	4,510	1,861

OPERATING EXPENSES	31,785	22,423	18,570

OPERATING LOSS	(4,905)	(7,479)	(368)
Interest expense	(604)	(2,325)	(4,218)
Debt Retirement Gain/(Expense)	(391)	1,212	—
Gain related to disputed settlements	—	—	1,562
Other income/(expense)	(60)	—	6

LOSS BEFORE INCOME TAXES	(5,960)	(8,592)	(3,018)
Income tax provision	3	17	8

NET LOSS	(5,963)	(8,609)	(3,026)
Preferred stock dividends and adjustments	(843)	(4,082)	(34,436)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,806)	$(12,691)	$(37,462)

NET LOSS PER SHARE:
BASIC	$(0.09)	$(0.49)	$(1.80)

DILUTED	$(0.09)	$(0.49)	$(1.80)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	73,988	26,095	20,817

DILUTED	73,988	26,095	20,817

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)

					Warrants	Retained
	Common Stock		Series A	Series B	to acquire	Earnings
	Add’l Paid-In-Capital		Preferred	Preferred	Common	(Accum.
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total

BALANCES AT DECEMBER 31, 2003	19,826	$25,506	$—	$—	$13,724	$(27,839)	$11,391
Net Loss	—	—	—	—	—	(3,026)	(3,026)
Reclassification of Series A Preferred Stock	—	—	22,182	—	—	—	22,182
Issuance of Series B Preferred Stock and Warrants, net of issuance costs	—	—	—	9,914	3,130	—	13,044
Preferred stock dividends earned	—	—	822	300	—	(1,122)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	25,826	(22,862)	(2,964)	—	—	—
Accretion to stated value of preferred stock	—	—	27,232	6,094		(33,326)	—
Conversion of preferred stock into common stock	2,236	1,822	(1,587)	(235)	—	—	—
Exercise of warrants into common stock	2,433	4,807	—	—	(2,771)	12	2,048
Intrinsic value of beneficial conversion features in convertible interest	—	269	—	—	—	—	269
Adjustment of AEG warrant value due to dispute settlement	—	—	—	—	77	—	77
Exercise of stock options	594	1,233	—	—	—	—	1,233
Employee stock purchase plan issuances	44	108	—	—	—	—	108

BALANCES AT DECEMBER 31, 2004	25,133	59,571	25,787	13,109	14,160	(65,301)	47,326
Net Loss	—	—	—	—	—	(8,609)	(8,609)
Preferred stock dividends earned	—	—	1,563	783	—	(2,346)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	1,736	—	—	—	(1,736)	—
Conversion of preferred stock into common stock	1,409	3,252	(118)	(3,134)	—	—	—
Exercise of warrants into common stock	350	652	—	—	(464)	—	188
Intrinsic value of beneficial conversion features in convertible interest	—	353	—	—	—	—	353
Exercise of stock options	693	1,287	—	—	—	—	1,287
Employee stock purchase plan issuances	34	81	—	—	—	—	81
Amortization of Deferred Compensation related to Restricted Stock Awards	—	407	—	—	—	—	407

BALANCES AT DECEMBER 31, 2005	27,619	67,339	27,232	10,758	13,696	(77,992)	41,033
Net Loss	—	—	—	—	—	(5,963)	(5,963)
Preferred stock dividends earned	—	—	55	536	—	(591)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	252	—	—	—	(252)	—
Conversion of preferred stock into common stock	41,275	38,581	(27,287)	(11,294)	—	—	—
Exercise of warrants into common stock	6,957	13,503	—	—	(10,655)	—	2,848
Conversion of convertible notes into common stock	3,540	7,298					7,298
Net Proceeds from issuance of common stock and warrants	5,312	19,800			1,821		21,621
Exercise of stock options	1,107	1,672	—	—	—	—	1,672
Employee stock purchase plan issuances	41	173	—	—	—	—	173
Amortization of Deferred Compensation related to Restricted Stock Awards	—	719	—	—	—	—	719
Restricted Stock Awards withheld for payment of employee tax liability	140	(316)					(316)
Accrue FAS123R Share Based Payment Expense	—	1,229					1,229

BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$—	$—	$4,862	$(84,798)	$70,314

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(5,963)	$(8,609)	$(3,026)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,344	5,239	4,075
Amortization of deferred financing fees	28	74	1,208
Amortization of debt discount	1,059	1,237	945
Impairment of long-lived assets	—	—	2,037
Non-cash expense related to preferred stock	—	—	1,064
Prepayments to Strides Arcolab Limited	—	(250)	—
Gain on retirement of debt	—	(1,212)	—
Non-cash stock compensation expense	1,948	407	—
Gain related to dispute settlements	—	—	(1,562)
Gain on disposal of long-lived assets	—	—	(6)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,559)	3,360	(4,956)
Inventories	(1,455)	142	(2,614)
Prepaid expenses and other current assets	81	(198)	(1,234)
Trade accounts payable	1,673 (	2,351)	(14)
Product Warranty	1,308	—	—
Royalty Liability	1,517	—	—
Accrued customer liability	256 -		—
Accrued expenses and other liabilities	272	2,013	622

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,509	(148)	(3,461)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,377)	(1,782)	(689)
Proceeds from sale of investments	—	—	2,000
Proceeds from sale of long-lived assets	—	—	6
Purchase of product intangibles and product licenses	—	(75)	(2,155)

NET CASH USED IN INVESTING ACTIVITIES	(4,377)	(1,857)	(838)
FINANCING ACTIVITIES
Repayments of long-term debt	(3,103)	(370)	(6,730)
Repayment of NeoPharm Debt	—	(2,500)	—
Net proceeds from common stock and warrant offering	21,621	—	13,044
Change in line of credit	—	—	(1,500)
Proceeds from exercise of stock warrants	2,848	188	2,036
Proceeds under stock option and stock purchase plans	1,529	1,368	1,341

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,895	(1,314)	8,191

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,027	(3,319)	3,892
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	791	4,110	218

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,818	$791	$4,110

See notes to the consolidated financial statements.

AKORN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Business and Basis of Presentation
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). See Note Q – “Business Alliances.”
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
Note B — Summary of Significant Accounting Policies
     Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc and its wholly owned subsidiary, Akorn (New Jersey) Inc. Intercompany transactions and balances have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowance for doubtful accounts, the allowance for chargebacks, the allowance for rebates, the allowance for product returns and discounts and the reserve for slow-moving and obsolete inventories, the carrying value of intangible assets and the carrying value of deferred income tax assets.
     Revenue Recognition: The Company recognizes product sales for its ophthalmic and hospital drugs and injectables business segments upon the shipment of goods or upon the delivery of the product or service as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.
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
     Chargebacks and Rebates: The Company enters into contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. The Company reduces the chargeback allowance when it processes a request for a chargeback from a wholesaler. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate (95% as of December 31, 2006) until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience and new trends are factored into its estimates each quarter as market conditions change. In the first quarter of 2004, the Company obtained more precise information from the wholesalers to estimate the amount of in-transit inventory, which lowered its estimate of in-transit inventory. This resulted in the Company recognizing approximately $500,000 less in chargeback expense in the first quarter of 2004. The Company is using this new information on a going forward basis as a more accurate estimate of in-transit inventory. Additionally, in the second quarter of 2004, the Company, in accordance with its policy, reduced its estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement. This reduction was made in reaction to a six-quarter trend of such sales being below the Company’s previous estimates, thereby confirming that the reduced percentage was other than temporary. This estimate change resulted in approximately $480,000 less in chargeback expense in the second quarter of 2004. In the fourth quarter of 2005, Management reviewed sales trends through wholesalers and revised the estimated percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement which resulted in a $408,000 increase in chargeback expense in the fourth quarter 2005. The Company again reviewed and revised this same percentage estimate in the fourth quarter of 2006 which resulted in a $446,000 increase in the chargeback expense in the fourth quarter of 2006. The Company intends to use this revised estimate on a going forward basis until historical trends indicate that additional revisions should be made.
     Similarly, the Company maintains an allowance for rebates related to contract and other programs with certain customers. Rebate percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. The Company reduces gross sales and increases the rebate allowance by the estimated rebate amount when the Company sells its products to its rebate-eligible customers. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company analyzes the allowance for rebates against actual rebates processed and makes necessary adjustments as appropriate. Actual rebates processed can vary materially from period to period. However, the Company’s provision for rebates is fully reserved for at the time when sales revenues are recognized.
     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2006, 2005, and 2004, the Company recorded chargeback and rebate expense of $26,295,000, $24,391,000 and $16,915,000, respectively. The allowance for chargebacks and rebates was $8,370,000 and $7,634,000 as of December 31, 2006 and 2005, respectively.
     Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. The Company estimates its sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date.. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a sales return to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period. For the years ended December 31, 2006, 2005, and 2004 the Company recorded a provision for product returns of $3,861,000, $3,122,000 and $1,956,000, respectively. The allowance for potential product returns was $2,437,000 and $1,529,000 at December 31, 2006 and 2005, respectively.
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
     For the years ended December 31, 2006, 2005, and 2004, the Company recorded a net expense/(benefit) for doubtful accounts of ($150,000), $74,000, and ($43,000), respectively. The 2005 expense was mainly due to one uncollectible account while the favorable experience in 2006 and 2004 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $3,000 and $13,000, as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had a total of $196,000 of past due gross accounts receivable, of which $54,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.
     Discounts: Cash discounts are available to certain customers based on agreed upon terms of sale. The Company evaluates the discount reserve balance against actual discounts taken. For the years ended December 31, 2006, 2005, and 2004, the Company recorded a provision for discounts of $1,595,000, $1,003,000 and $925,000, respectively. The allowance for discounts was $236,000 and $244,000 as of December 31, 2006 and 2005, respectively.
     Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2006, 2005, and 2004, the Company recorded a provision for inventory obsolescence of $652,000, $530,000 and $1,290,000, respectively. The allowance for inventory obsolescence was $510,000 and $916,000 as of December 31, 2006 and 2005, respectively.
     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at December 31, 2006 and 2005 was $16,260,000 and $14,875,000, respectively. Amortization expense was $1,385,000, $1,508,000 and $1,372,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The Company regularly assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.
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
     The amortization expense of acquired intangible assets, absent any further impairments, for each of the five years ending December 31, 2011 will be as follows (in thousands):

For the year ended 12/31/07	$1,355
For the year ended 12/31/08	$1,354
For the year ended 12/31/09	$1,354
For the year ended 12/31/10	$1,354
For the year ended 12/31/11	$1,313
     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms. The average estimated service lives of buildings, leasehold improvements, furniture and equipment, and automobiles are approximately 30, 10, 10, and 5 years, respectively. Depreciation expense was $1,959,000, $2,604,000 and $2,703,000 for 2006, 2005, and 2004, respectively.
     Net Loss Per Common Share: Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. However, due to net losses in each of the last three years, the Company had no dilutive stock options, warrants or convertible securities. Antidilutive shares excluded from the computation of diluted net loss per share include 5,316,000, 59,661,000, and 59,229,000, for 2006, 2005, and 2004, respectively, related to options, warrants and convertible securities.
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
     Stock-Based Compensation: Under SFAS No. 123(R), stock compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We have historically used the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123 and have decided to continue using this model under SFAS No. 123(R). Determining the assumptions that enter into the model is highly subjective and requires judgment. We use an expected volatility that is based on the historical volatility of our stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, under SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, we have decided to use 10% as an estimated forfeiture rate.

Note C — Allowance for Customer Deductions
     The activity in various allowance accounts is as follows (in thousands):

	Doubtful Accounts Years Ended			Returns
	December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Balance at beginning of year	$13	$435	$609	$1,529	$1,393	$1,077
Provision (recovery)	(150)	74	(43)	3,861	3,122	1,956
Charges	140	(496)	(131)	(2,953)	(2,986)	(1,640)

Balance at end of year	$3	$13	$435	$2,437	$1,529	$1,393

	Discounts			Chargebacks and Rebates
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Balance at beginning of year	$244	$234	$94	$7,634	$5,406	$4,804
Provision	1,595	1,003	925	26,295	24,391	16,915
Charges	(1,603)	(993)	(785)	(25,559)	(22,163)	(16,313)

Balance at end of year	$236	$244	$234	$8,370	$7,634	$5,406

Note D — Inventories
     The components of inventories are as follows (in thousands):

	December 31,
	2006	2005
Finished goods	$2,923	$4,914
Work in process	1,293	1,702
Raw materials and supplies	7,518	3,663

	$11,734	$10,279

     The Company maintains an allowance for excess and obsolete inventory. The activity in this account is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of year	$916	$660	$917
Provision	652	530	1,290
Charges	(1,058)	(274)	(1,547)

Balance at end of year	$510	$916	$660

Note E — Investment in Novadaq Technologies
In the first quarter of 2002, the Company received an equity ownership in Novadaq Technologies, Inc., (“Novadaq”), of 4,000,000 common shares (representing approximately 16.4% of the outstanding shares) as part of a settlement between the Company and Novadaq. The Company had previously advanced $690,000 to Novadaq for development costs and recorded these advances as an intangible asset. Based on the settlement, the Company had reclassified these advances as an Investment in Novadaq. In the fourth quarter of 2002, the Company received an additional 132,000 shares of Novadaq, valued at $23,000 which was recorded as a gain in 2002 pursuant to a pre-existing agreement with another third party. In 2004, the Company and Novadaq reached an agreement on a separate dispute whereby Novadaq repurchased the Company’s holdings in Novadaq for $2,000,000. The settlement resulted in a gain of $1,287,000 which is part of the $1,562,000 gain related to disputed settlements in the 2004 Consolidated Statement of Operations. (See Note N – “Commitments and Contingencies.”)
Note F — Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land	$396	$396
Buildings and leasehold improvements	18,071	9,393
Furniture and equipment	37,826	27,866
Automobiles	55	55

	December 31,
	2006	2005
	56,348	37,710
Accumulated depreciation	(28,637))	(26,879)

	27,711	10,831
Construction in progress	5,775	20,240

	$33,486	$31,071

     Construction in progress represents capital expenditures principally related to the Company’s lyophilization facility. The accumulated lyophilization facility spending through December 31, 2006 was $22,433,000. The Company capitalized interest expense related to the lyophilization project of $220,000 and $1,166,000 in 2004 and 2003, respectively. The Company estimates an additional $200,000 in spending will be required to complete the expansion (excluding capitalized interest). In December 2006, the Company placed $17,237,000 of this cost into service which is for the facility and sterile solutions portion of this operation which augments its existing production capacities. The remaining $5,196,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final review and a Pre-Approval Inspection (“PAI”) by the FDA for the Company to place this equipment into commercial production. The Company anticipates a successful inspection and placing the lyophilization equipment in service in the first half of 2007. There can be no assurance the Company will realize the anticipated benefits from its investment into lyophilization capability and, if not, material impairment charges may be required.
Note G — Financing Arrangements
     The Company’s long-term debt consists of (in thousands):

	December 31,
	2006	2005
Convertible subordinated debentures	$—	$5,000
Mortgage payable	602	938
2003 Subordinated Notes	—	2,767

	602	8,705
Less unamortized discount on debt	—	(1,059)
Less current installments	(394)	(7,044)

Long-term debt	$208	$602

     Maturities of debt are as follows (in thousands):

Year ending December 31:

2007	$394
2008	208

Total	$602

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
     In accounting for the Exchange Transaction, the Company first reduced the carrying amount of the Northern Trust debt by the cash paid to Investors. The remaining carrying value was then allocated among the three securities issued to fully extinguish the debt based on the relative fair values of those securities. Accordingly, the Series A Preferred Stock, the 2003 Subordinated Notes and the Series A Warrants were initially recorded at $20,874,000, $2,046,000 and $9,337,000, respectively, before, in the case of the 2003 Subordinated Notes, the discount described below and before, in the case of the stock securities, related issuance costs of $480,000. The fair value of the Series A Warrants was estimated by the Company using the same method and estimates as described for the warrants issued with the 2003 Subordinated Notes. All outstanding warrants as described above were exercised prior to their October 7, 2006 expiration date.
     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with two Term Loans (collectively, the “Term Loans”) which consisted of a $5,500,000 term loan A, and a $1,500,000 term loan B totaling $7,000,000, and a revolving line of credit of up to $5,000,000 (the “Revolver”) to provide for working capital needs (collectively, the “Credit Facility”) secured by substantially all of the assets of the Company. The obligations of the Company under the Credit Facility had been guaranteed by the Kapoor Trust and Mr. Waney. In exchange for this guaranty, the Company issued additional warrants (“Guarantee Warrants”) to purchase 880,000 and 80,000 shares of common stock to the Kapoor Trust and Mr. Waney, respectively, and had agreed to issue to each of them, on each anniversary of the date of the consummation of the Exchange Transaction, warrants to purchase additional shares of common stock; however, the guarantees were terminated before the first anniversary, as described below. The warrants issued in exchange for these guarantees had an exercise price of $1.10 per share. These warrants were exercised in 2006 and none of the warrants remain outstanding as of December 31, 2006.
     The Term Loans bore interest at prime plus 1.75% and were paid in full on August 23, 2004. The Credit Facility was set to mature on October 7, 2005 and was renewed on September 30, 2005. The renewed Credit Facility expires in September 30, 2008 and does not provide for term loans, but includes a revolving line of credit (the “Revolver”). The Revolver bears interest at prime plus 0.50% (8.25% as of December 31, 2006). Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 50% of raw material, finished goods and component inventory excluding packaging items, not to exceed $5,000,000 and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000 as of August 2003) and $1,750,000. The availability as of December 31, 2006 was approximately $ 7,369,000. The Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as EDITDA to interest expense and Senior Debt to EBITDA ratios. The Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in the Company’s financial condition. Because the Credit Facility also requires the Company to maintain its deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, requires that outstanding borrowings under the Revolver be classified as a current liability. On August 13, 2004, the Company entered into the First Amendment to the Credit Facility. Among other things, the First Amendment amended certain financial covenants and LaSalle Bank agreed to waive certain events of default arising out of noncompliance with certain obligations. Certain financial conditions in the Kapoor Trust guaranty were also amended as a result of the First Amendment. On August 26, 2004, the Company entered into the Second Amendment to the Credit Facility, which released the Kapoor Trust guaranty and eliminated certain event of default provisions that were related to the Kapoor Trust guaranty. In addition, on August 27, 2004, LaSalle Bank cancelled each of the irrevocable standby letters of credit posted by Dr. Kapoor and Mr. Waney. On October 8, 2004, the Company entered into the Third Amendment to the Credit Facility (the “Third Amendment”) which waived events of default associated with the warrants issuance to AEG Partners, LLC (“AEG”) and the NeoPharm Promissory Note default. In addition, the Third Amendment amended definitions of the Computation Period and EBITDA to Interest Expense Ratio for covenant calculations.
     As part of the Exchange Transaction, the Company recorded $1,627,000 as deferred financing costs, including the value of the Guarantee Warrants. This amount was being amortized as a component of interest expense over the life of the related debt or guarantee. With the retirement of the Term Loans and related guarantee terminations in the third quarter of 2004, the remaining guarantee warrant amortization and deferred financing costs not related to the Revolver were charged to interest expense, resulting in

$245,000 of additional amortization. Including these adjustments, amortization in 2006, 2005 and 2004 was $0, $74,000, and $1,208,000, respectively.
     As more fully described in Note H, the Company issued additional preferred stock and warrants on August 23, 2004. A portion of the related proceeds was used to pay off the Term Loans and pay down the Revolver. The Company continues to maintain the Revolver which, as of December 31, 2006, had an outstanding balance of zero.
     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement (the “Convertible Note Agreement”) consisting of a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust. Borrowings under the Convertible Note Agreement were due December 20, 2006, bore interest at prime plus 3.0% and were issued with detachable warrants to purchase approximately 1,667,000 shares of common stock. Interest could not be paid under the Convertible Note Agreement until the termination of the Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allowed the Kapoor Trust to immediately convert the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A Note and $1.80 per share of common stock for Tranche B Note. The Company negotiated an early settlement of the Tranche A Note and the Tranche B Note in March 2006. The associated principal and accumulated interest of approximately $7,298,000 was retired by conversion into 3,540,281 shares of the Company’s common stock on March 31, 2006. A debt retirement fee of approximately $391,000 was paid as an inducement to retire these notes prior to the original maturity date of December 20, 2006. The detachable warrants to purchase 1,667,000 shares of common stock were exercised on a cashless basis on November 15, 2006 and the associated net common stock issuance was 807,168 shares.
     The Company, in accordance with APB Opinion No. 14, recorded the convertible subordinated debt and related warrants as separate securities. Furthermore, in accordance with Emerging Issues Task Force (“EITF”) Abstract No. 00-27, the Company had also computed and recorded a separate amount related to the “intrinsic” value of the conversion option related to the debt. The resultant debt discount of $3,024,000, equivalent to the value assigned to the warrants and the “intrinsic” value of the conversion option, was amortized and charged to interest expense over the life of the subordinated debt. Additionally, as the accrued interest on the convertible subordinated debt was also convertible into common stock, it could also result in separately recordable beneficial conversion amounts. Such amounts are recorded when the price of the Company’s common stock is higher than the conversion rate when the interest is accrued. The beneficial conversion feature amount related to interest was $0, $353,000 and $269,000 in 2006, 2005 and 2004, respectively, and was recorded as an increase to paid-in-capital and as additional debt discount amortizable over the remaining term of the convertible subordinated debt. Related debt discount amortization was $946,000, $728,000 and $573,000 in 2006, 2005, 2004, respectively.
     In December 2001, the Company entered into a $3,250,000 five-year loan (the “NeoPharm Note”) with NeoPharm, Inc. (“NeoPharm”) to fund the Company’s efforts to complete its lyophilization facility located in Decatur, Illinois. Dr. Kapoor, the Company’s chairman, is also a director of NeoPharm and holds a substantial stock position in NeoPharm, as well as in the Company .Under the terms of the NeoPharm Note evidencing the loan, interest accrued at the initial rate of 3.6% to be reset quarterly based upon NeoPharm’s average return on its cash and readily tradable long and short-term securities during the previous calendar quarter. In consideration for the loan, under a separate processing agreement between the Company and NeoPharm, the Company, agreed to provide NeoPharm with access to at least 15% of the capacity of its lyophilization facility each year upon completion of the lyophilization facility.
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
     As part of the Exchange Transaction, the Company issued the 2003 Subordinated Notes to the Kapoor Trust, Arjun Waney and Argent Fund Management, Ltd. in the amount of $2,767,000. The 2003 Subordinated Notes were to mature on April 7, 2006 and bore interest at prime plus 1.75% but interest payments were prohibited under the terms of a subordination arrangement between LaSalle and the note holders. The 2003 Subordinated Notes were subordinate to the Credit Facility but senior to the Convertible Note Agreement. The Company also issued warrants (the “Note Warrants”) to the holders of the 2003 Subordinated Notes to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. On March 20, 2006 the Company retired the 2003 Subordinated Notes with a cash payment of $3,288,000 which included the original $2,767,000 principal balance plus the accrued interest up to the date of payment. The 2003 Subordinated Notes warrants to purchase 276,714 shares of common stock were exercised on a cashless basis during 2006. The net common stock issuance was 199,412 shares.
     The Company, in accordance with APB Opinion No. 14, recorded the initial issuance of the 2003 Subordinated Notes and Note Warrants as separate securities. The fair value of the Note Warrants was estimated on the date of issuance using the modified Black-Scholes option pricing model with the following assumptions: (i) dividend yield of zero, (ii) expected volatility of 127.5%, (iii) risk free rate of 2.19%, and (iv) expected life of 3 years. As a result, the Company assigned a value of $336,000 to Note Warrants and recorded this amount in shareholders’ equity and as a discount, along with the spread between the face value of the debt and its initial recorded value as described above, on the 2003 Subordinated Notes. Related debt discount amortization was $114,000, $509,000, and $373,000 in 2006, 2005 and 2004, respectively.
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $602,000 and $938,000 at December 31, 2006 and 2005, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
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
Note H — Preferred Stock
     Prior to conversion, the Series A Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at the Company’s option, such dividends were deferred and added to the Series A Preferred Stock balance. All shares of Series A Preferred Stock had liquidation rights in preference over junior securities, including the common stock, and had certain anti-dilution protections. The Series A Preferred Stock and unpaid dividends were convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers could be adjusted from time to time pursuant to the terms of the Company’s Restated Articles of Incorporation. All shares of Series A Preferred Stock were to convert to shares of common stock on the earlier of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeded $4.00 per share. Until the Company’s shareholders approved certain provisions regarding the Series A Preferred Stock (the “Stockholders Approval”), which occurred in July 2004, the Series A Preferred Stock had a mandatory redeemable feature in October 2011.
     Holders of Series A Preferred Stock had full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares could be converted. Holders of Series A Preferred Stock and common stock would vote together as a single class on all matters submitted to a shareholder vote, except in cases where a separate vote of the holders of Series

A Preferred Stock was required by law or by the Company’s Restated Articles of Incorporation. The Company’s Restated Articles of Incorporation provide that the Company cannot take certain actions, including (i) issuing additional Series A Preferred Stock or securities senior to or on par with the Series A Preferred Stock, (ii) amending the Company’s Restated Articles of Incorporation or By-laws to alter the rights of the Series A Preferred Stock, (iii) effecting a change of control or (iv) effecting a reverse split of the Series A Preferred Stock, without the approval of the holders of 50.1% of the Series A Preferred Stock.
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
     Pursuant to FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, as amended, the Series A Preferred Stock was originally reflected as a liability because of its mandatory redemption feature. That characterization remained through July 8, 2004 and as such, dividends were reflected as interest expense in the statement of operations through July 8, 2004. As a result of the Stockholders Approval on July 8, 2004, the carrying value of the Series A Preferred Stock was reclassified into shareholders’ equity and subsequent accretion and dividends were reflected as adjustments to accumulated deficit and are shown in the financial statements as impacting income (loss) available to common stockholders. Additionally, and in accordance with EITF Abstract No. 00-27, the Company also recorded in July 2004 the value of the conversion option imbedded at issuance in each share of Series A Preferred Stock, subject to limitations described in the EITF abstract. That value, approximately $20,874,000, reduced the carrying value of the Series A Preferred Stock to near zero with an offsetting credit to common stock. The carrying value of the Series A Preferred Stock was then adjusted to its full aggregated stated value, plus unpaid dividends (approximately $26,552,000) with a charge directly to accumulated deficit. That charge did not impact net earnings for the third quarter of 2004, but substantially reduced earnings available to common stockholders and earnings per share for that period.
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
     On August 23, 2004, the Company issued an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, that was convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”) The net proceeds to the Company after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000. A portion of the proceeds was used to pay off the Term Loans and reduce the Revolver to zero. Remaining proceeds were used for working capital and other general corporate purposes, including validation testing of the Company’s Lyophilization facility. In accounting for the issuance of the Series B Preferred Stock and Series B Warrants in 2004, the Company recorded additional charges directly to accumulated deficit of $5,998,000. That charge did not impact net earnings in 2004, but substantially reduced earnings available to common stockholders and earnings per share for that period.
     As required under the terms of the Series B Preferred Stock, the Company completed a registration with the Securities and Exchange Commission in October 2004 of the common shares into which the Series B Preferred Stock were convertible. Due to that registration, the holders of the Series B Preferred Stock could no longer put their shares back to the Company. Accordingly, the Series B Preferred Stock was reclassified into equity from debt in October 2004.
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
     Prior to its conversion, the Series B Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at the Company’s option, such dividends were deferred and added to the Series B Preferred Stock balance. Each share of Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, was convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator could be adjusted from time to time pursuant to the anti-dilution provisions of the Company’s Restated Articles of Incorporation governing the Series B Preferred Stock. The Company had the option of converting all shares of Series B Preferred Stock into shares of the Company’s common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share. The closing price per share of the common stock as reported on the American Stock Exchange exceeded $5.00 for 20 consecutive trading days as of the close of the market on December 13, 2006. Consequently, all 66,000 outstanding shares of Series B Preferred Stock immediately and automatically converted into an aggregate of 2,804,800 shares of common stock on December 14, 2006. As of December 31, 2006, no shares of Series B Preferred Stock remain outstanding.
Note I — Leasing Arrangements
     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $1,361,000, $1,696,000, and $1,549,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases (in thousands):

Year ending December, 31
2007	$1,125
2008	1,166
2009	1,209
2010 and thereafter	7,135

Total	$10,635

Note J — Stock Options, Employee Stock Purchase Plan and Restricted Stock
     Under the 1988 Incentive Compensation Program (the “Incentive Program”) which expired November 2, 2003, any officer or key employee of the Company was eligible to receive options as designated by the Company’s Board of Directors. The exercise price of the options granted under the Incentive Program were not to be less than 50 percent of the fair market value of the shares subject to the option on the date of grant, as determined by the Board of Directors. All options granted under the Incentive Program during the years ended December 31, 2003 and 2002 have exercise prices equivalent to the market value of the Company’s common stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years. Under the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), 3,845,000 options have been granted to employees. These options generally vest over a period of three years and expire within a period of five years.
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
     Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31,

2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company has calculated its available APIC pool of net excess benefits using the alternative transition method as defined in FASB 123R-3.
     Stock option compensation expense of $1,229,000 was recognized during the year ended December 31, 2006. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
     Had compensation cost for the Company’s stock-based compensation plans been determined based on SFAS No. 123, the Company’s loss and net loss per share for the years ended December 31, 2005 and 2004 would have been the pro forma amounts indicated below (in thousands, except for per share data).

	2005	2004

Net income (loss) as reported	$(8,609)	$(3,026)
Add: stock-based employee compensation expense included in reported net income	407	—
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,441)	(3,223)

Pro forma net income (loss)	(9,643)	(6,259)
Deduct: preferred stock dividends and adjustments	(4,082)	(34,436)

Pro forma net loss available for common stockholders	$(13,725)	$(40,695)

Basic and diluted loss per share of common stock
Shares used in Computing Net Loss Per Share	26,095	20,817
As reported	$(0.49)	$(1.80)
Pro forma	$(0.53)	$(1.95)
     A summary of stock based compensation activity within the Company’s stock-based compensation plans for the year ended December 31, 2006 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2006	3,706	$2.54
Granted	1,037	$4.71
Exercised	(1,300)	$2.06
Forfeited	(288)	$3.91

Outstanding at December 31, 2006	3,155	$3.22	2.9	$9,560

Vested or expected to vest at December 31, 2006	3,040	$3.18	0.3	$9,334

Exercisable at December 31, 2006	2,130	$2.69	2.4	$7,583

     The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised was $3,917,000, $848,000 and $288,000 for the years ended December 31, 2006, 2005, and 2004, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $1,672,000, $1,287,000, and $1,233,000 during the years ended December 31, 2006, 2005, and 2004, respectively.
     As of December 31, 2006, the total amount of unrecognized compensation cost related to nonvested stock options was $1,157,000 which is expected to be recognized as expense over a weighted-average period of 1.2 years.

     Under both SFAS 123(R) and the fair value method of accounting under SFAS 123 (SFAS 123 Pro Forma), the fair value of stock options granted is determined using the Black-Scholes model. The Company’s expected volatility was based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, SFAS No. 123(R) requires an estimate of forfeitures at the time of grant and revision in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, the Company has decided to use 10% as an estimated forfeiture rate. The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

		2005	2004
	2006	(SFAS 123	(SFAS 123
	(SFAS 123(R))	Pro Forma)	Pro Forma)

Expected Volatility	45% - 62%	59% - 83%	95%
Expected Life (in years)	3.5 - 3.7	5.0	5.0
Risk-free interest rate	4.6% - 5.0%	3.9% - 4.4%	3.4%
Dividend yield	—	—	—
Fair value per stock option	$1.89	$1.70	$2.05
     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company’s common stock may be acquired under the terms of the Plan. New shares issued under the plan approximated 42,000 in 2006, 34,000 in 2005 and 44,000 in 2004.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. As of December 31, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $1,178,000. The Company recognized compensation expense of $719,000 and $407,000 during the years ended December 31, 2006 and 2005, respectively, related to outstanding restricted stock awards.
     On April 20, 2006, the Company granted 350,000 shares of restricted stock to certain officers. The market value was $5.05 per share on that date and the Company recorded $1,767,500 as deferred compensation expense. The shares fully vest on April 20, 2009 and $589,000 was recorded as compensation expense in 2006.
     The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2005	208	$2.61
Granted	350	$5.05
Vested	(206)	$2.61
Canceled	(2)	$2.61

Nonvested at December 31, 2006	350	$5.05

Note K — Income Taxes
     The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2006
Federal	$—	$—	$—
State	3	—	3

	$3	$—	$3

Year ended December 31, 2005
Federal	$15	$—	$15
State	2	—	2

	$17	$—	$17

Year ended December 31, 2004
Federal	$6	$—	$6
State	2	—	2

	8	—	8

     Income tax expense (benefit) differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Computed “expected” tax expense (benefit)	$(2,027)	$(2,922)	$(1,027)
Change in income taxes resulting from:
State income taxes, net of federal income tax	(287)	(414)	(145)
Nondeductible preferred stock accretion and other permanent differences	(543)	161	926
Valuation allowance change	2,860	3,192	254

Income tax expense (benefit)	$3	$17	$8

     Net deferred income tax assets at December 31, 2006 and 2005 include (in thousands):

	December 31,	December 31,
	2006	2005
Deferred income tax assets:
Other accrued expenses	$839	$826
Intangible assets	649	750
Net operating loss carry forward	15,756	13,475
Other	3,730	3,128

	20,974	18,179

Valuation allowance	(20,192)	(17,332)

	782	847
Deferred income tax liabilities:
Property, plant and equipment, net	(782)	(847)

Net	$—	$—

     The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined the amount of the net deferred income tax assets that are more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the net deferred income tax assets to zero. The Company has net operating loss carry forwards of approximately $40 million expiring from 2021 through 2026.
Note L — Retirement Plan
     All employees who have attained the age of 21 are eligible for participation in the Company’s 401(k) Plan. The plan-related expense for the years ended December 31, 2006, 2005, and 2004, totaled $344,000, $311,000, and $276,000, respectively. The employer’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.

Note M — Segment Information
     The Company classifies its operations into three business segments, ophthalmic, hospital drugs and injectables, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs and injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. This segment was previously classified as the injectable segment, however the Company recently changed the classification to reflect that an increasing amount of pharmaceuticals delivered by the Company to hospitals are drugs other than injectable pharmaceuticals. The new classification reflects that the segment includes both drugs and injectable pharmaceuticals. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.
     Selected financial information by industry segment is presented below (in thousands):

	Years ended December 31,
	2006	2005	2004
REVENUES
Ophthalmic	$19,528	$22,659	$29,812
Hospital Drugs & Injectables	42,489	13,719	12,341
Contract Services	9,233	8,106	8,555

Total revenues	$71,250	$44,484	$50,708

GROSS PROFIT
Ophthalmic	$6,069	$8,069	$14,486
Hospital Drugs and Injectables	18,114	5,740	3,288
Contract Services	2,697	1,135	428

Total gross profit	26,880	14,944	18,202
Operating expenses	31,785	22,423	18,570

Operating loss	(4,905)	(7,479)	(368)
Interest, Debt Retirement gain/(expense) & Other income (expense)	(1,055)	(1,113)	(2,650)

Loss before income taxes	$(5,960)	$(8,592)	$(3,018)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
Note N — Commitments and Contingencies
     (i) The FDA issued a Warning Letter to the Company in October 2000 following a routine inspection of its Decatur manufacturing facility. Since 2000, and in response to the violations cited by the FDA, The Company implemented a comprehensive systematic corrective action plan at its Decatur manufacturing facility. The Company maintained regular communications with the FDA and provided periodic progress reports. During this time, the FDA initiated no enforcement action. On December 13, 2005, the FDA notified the Company that it had satisfactorily implemented corrective actions and the FDA had determined that its Decatur manufacturing facility was in substantial compliance with cGMP regulations. Consequently, the restrictions of the Warning Letter were removed and the Company became eligible for new product approvals for products manufactured at its Decatur manufacturing facility. While under the Warning Letter restrictions from 2000 to 2005, the inability to fully utilize the capabilities of the Decatur manufacturing facility had a material adverse effect on the business, financial condition and results of operations of the Company.

     (ii) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants. AEG exercised 200,000 warrants during the year ended December 31, 2006 and has 800,000 warrants remaining as of December 31, 2006.
     (iii) The Company is a party in other legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
Note O — Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,
	2006	2005	2004
Interest and taxes paid:
Interest (net of amounts capitalized)	$593	419	$434
Income taxes	2	72	2
Note: In March 2006, $7,298 in principal and interest related to convertible notes was retired by conversion to the common stock of Akorn, Inc.
Note P — Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of SFAS No. 155 will have a significant impact on its consolidated financial statements.
     In September 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” Under EITF 05-8, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying Statement 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” require that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. The EITF 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on the Company’s financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revises and replaces SFAS No. 123, Accounting for Stock-Based Payments and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. The Company has adopted SFAS No. 123R effective January 1, 2006.
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
     The Company elected the modified prospective method and did not restate prior year amounts. The adoption of SFAS 123R’s fair value method had a significant impact on the results of operations, although it had no impact on the Company’s overall financial position. However, had the Company adopted SFAS 123R in prior years, the impact of that adoption would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net earnings and pro forma earnings per share.
     In November 2005, the FASB issued FASB Staff Position (FSP) No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). The Company elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123-(R).
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. The Company is in the process of evaluating the impact that FIN 48 will have on its Consolidated Financial Statements. At this time the Company does not believe that adoption of FIN 48 will have a material impact on its financial position, results of operations or cash flows.
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of this Bulletin did not have a material impact on the Company’s financial statements.

Note Q — Business Alliances
     On April 21, 2004, the Company announced the signing of a memo of understanding with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India. As a result of negotiations following the execution of the memo of understanding, on September 22, 2004, the Company entered into agreements with Strides for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for the U.S. hospital and retail markets. The joint venture operates in the form of a Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides will be responsible for developing, manufacturing and supplying products under an OEM Agreement between it and the Joint Venture Company. The Company will be responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. Strides and Akorn each own 50% of the Joint Venture Company with equal management representation. Each contributed $1,250,000 in capital, to be used to finance the preparation of ANDAs by Strides. As of December 31, 2004, the Company had funded its $1,250,000 capital contribution to the Joint Venture Company. In February 2005, the Company loaned an additional $1,250,000 to the Joint Venture Company that was advanced to Strides to finance its capital contribution. Strides repaid this loan to the Company in December 2005. Under the OEM Agreement, the respective contributions were advanced to Strides to finance the preparation, development and filing with the FDA of ANDAs for generic drugs based on a mutually agreed development schedule. The Joint Venture Company will have exclusive rights to FDA approved generic drugs within the United States hospital, medical clinic, physician group and other wholesale drug markets. If both managers agree, Strides and Akorn may make additional equivalent capital contributions to finance subsequent ANDA preparation costs under a similar arrangement to its initial capital contributions, including an additional loan by the Company to the Joint Venture Company to finance Strides’ capital contribution. In 2005, Strides and the Company each contributed $250,000 for additional ANDA development work. Pursuant to the requirements of FIN 46(R), because the Company funded Strides’ capital contribution (even though that funding was supported by a letter of credit ultimately in the Company’s favor), the Company was required to consolidate the Joint Venture Company until such time as its loan was collected. Accordingly, in the Company’s consolidated financial statements, its 2004 contribution to the Joint Venture Company was eliminated. The advance of the initial $1,250,000 from the Joint Venture Company to Strides was reflected as an other current asset and was amortized over the mutually agreed upon development schedule period in 2004 and 2005. Because of this, the Company had recorded 100% of the Joint Venture Company losses in its 2004 results of operations and the amortization expense for 2004 was $375,000. In December 2005, the Company recorded a $1,250,000 reduction in its research and development expense to recognize the change to a 50/50 loss sharing arrangement in line with the Strides capital contribution in cash at risk in the Joint Venture Company. The total research and development expense recorded by the Company related to the Joint Venture Company was $1,125,000 for 2005. Going forward, the Company will account for the Joint Venture Company earnings/losses on the equity method of accounting in accordance with its 50% ownership interest.
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
Note R — Customer and Supplier Concentration
     In 2006 the Company sold $25,464,000 of its radiation DTPA antidote products to the U.S. Department of Health & Human Services (“HHS”) which represented 36% of its sales in 2006. There were no sales to HHS in 2005. In addition, a small number of large wholesale drug distributors account for a large portion of the Company’s gross sales, revenues and accounts receivable. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The percentage impact that these customers had on the Company’s business as of and for the years ended as indicated is as follows:

	2006			2005			2004
			Gross			Gross			Gross
	Gross	Net	Accts	Gross	Net	Accts.	Gross	Net	Accts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable	Sales	Revenue	Receivable
Amerisource	13%	9%	12%	24%	16%	28%	14%	10%	17%
Cardinal	19%	13%	24%	28%	19%	29%	25%	20%	51%
McKesson	18%	11%	17%	17%	11%	19%	18%	16%	6%
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
     In 2006, purchases from Hameln Pharmaceuticals represented approximately 13% of the Company’s purchases and in both 2005 and 2004, purchases from Cardinal Health PTS, LLC accounted for approximately 17% of its purchases. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company’s ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
     Company management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Act. Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, Company management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2006.
Attestation Report of the Registered Public Accounting Firm
     The Company’s management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which appears above.
Changes in Internal Control Over Financial Reporting
     In the fourth fiscal quarter ended December 31, 2006, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference to the sections entitled “I – Proposals – Proposal 1 – Elections of Directors”, “II – Corporate Governance and Related Matters” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2007 annual meeting.
Item 11. Executive Compensation.
Incorporated by reference to the sections entitled “II – Corporate Governance and Related Matters – Director Compensation” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2007 annual meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to the section entitled “III – Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2007 annual meeting.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Incorporated by reference to the section entitled “II – Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2007 annual meeting.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference to the section entitled “I – Proposals – Proposal 3. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2007 annual meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	(1) Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.
(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3)	Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request Under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

3.2	Amended and Restated By-laws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

3.3	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

3.4	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006.

4.1	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.2	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.3	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.4	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.5	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.6	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.7	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.7 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.8	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd., incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

Exhibit No.	Description
4.9	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

4.10	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

4.11	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

4.12	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn, Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004.

4.13	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

4.14	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

4.15	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

4.16	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006 incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

4.17	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

10.1†	Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.2†	1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.3	Letter of Commitment to Akorn, Inc. from John. N. Kapoor dated April 17, 2001, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on April 25, 2001 (Commission file No. 000-13976).

10.4	Convertible Bridge Loan and Warrant Agreement dated as of July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.5	The Tranche A Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.6	The Tranche B Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

Exhibit No.	Description
10.7	Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.8	Allonge to Revolving Note ($2 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.14 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.9	Allonge to Revolving Note ($3 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.15 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

Exhibit No.	Description
10.10	First Amendment to Convertible Bridge Loan and Warrant Agreement dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.16 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.11	Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002.

10.12	Mutual Termination and Settlement Agreements by and between Akorn, Inc. and The Johns Hopkins University/Applied Physics Laboratory dated. July 3, 2002, incorporated by reference to Exhibit 10.23 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on October 7, 2002.

10.13	Second Amendment to Convertible Bridge Loan and Warrant Agreement dated August 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.19 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.14	Amendment to Engagement Letter by and among Akorn, Inc. and AEG Partners LLC dated as of November 21, 2002 incorporated by reference to Exhibit 10.40 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003.

10.15	Third Amendment to Convertible Bridge Loan and Warrant Agreement dated December 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.16†	Offer Letter dated January 22, 2003 from Akorn, Inc. to Arthur S. Przybyl, incorporated by reference to Exhibit 10.41 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on May 21, 2003.

10.17	Indemnification Agreement dated May 15, 2003 by and between Akorn, Inc. and Arthur S. Przybyl, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003.

10.18	Credit Agreement dated October 7, 2003 among Akorn, Inc., Akorn New Jersey, Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

10.19	Form of Indemnity Agreement dated October 7, 2003 between Akorn, Inc. and each of its directors, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.20	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and NeoPharm, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.21	Form of Fourth Amendment to Convertible Bridge Loan and Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.22	Limited Waiver Letter dated October 7, 2003 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.34 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

10.23	Form of Acknowledgment of Subordination dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.6 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

Exhibit No.	Description
10.24	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.7 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.25	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.8 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.26	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and Arjun C. Waney, incorporated by reference to Exhibit 10.9 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.27	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and Argent Fund Management Ltd, incorporated by reference to Exhibit 10.10 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003.

10.28†	Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.29†	Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.30†	Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.31†	Offer letter dated June 1, 2004 from Akorn, Inc. to Jeffrey A. Whitnell, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2004, filed March 30, 2005.

10.32	Engagement Letter dated August 5, 2004 between Leerink Swann & Company and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

10.33	Waiver and Consent dated August 23, 2004, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

10.34	Consent and Agreement of Holders of Series A 6.0% Participating Convertible Preferred Stock of Akorn, Inc. dated as of August 17, 2004, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

10.35	The AEG Stock Purchase Warrant, dated August 31, 2004, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on September 9, 2004.

10.36	Limited Liability Company Agreement dated September 22, 2004 between Akorn, Inc. and Strides Arcolab Limited, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.37	OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.38	Sales and Marketing Agreement dated September 22, 2004 between Akorn, Inc. and Akorn-Strides, LLC, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

Exhibit No.	Description
10.39	Promissory Note dated September 22, 2004 executed by Akorn-Strides, LLC for the benefit of Akorn, Inc., incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.40	Capital Contribution Agreement dated September 22, 2004 executed by Strides Arcolab Limited for the benefit of Akorn-Strides, LLC, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.41	Waiver Letter dated September 28, 2004 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 30, 2004.

Exhibit No.	Description
10.42	First Amendment to Credit Agreement dated August 13, 2004 among Akorn, Inc., Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s Report on Form 10-Q for the period ended June 30, 2004, filed on August 13, 2004.

10.43	Second Amendment to Credit Agreement dated August 26, 2004 among Akorn, Inc., Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 31, 2004.

10.44	Third Amendment to Credit Agreement dated October 8, 2004 among Akorn, Inc., Akorn New Jersey, Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.53 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004.

10.45	Waiver and Consent dated October 8, 2004, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.54 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004

10.46	License and Supply Agreement November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on November 17, 2004.

10.47†	Offer letter dated November 15, 2004, from Akorn, Inc. to Jeffrey A. Whitnell, for position of Senior Vice President incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s report on Form 10-K filed on March 30, 2005.

10.48†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan incorporated by reference to Exhibit 10.59 to Akorn, Inc.’s report on Form 10-K filed on March 30, 2005.

10.49†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s Registration Statement on Form S-1 filed May 10, 2005.

10.50	Waiver and Consent to Credit Agreement dated May 13, 2005 between Akorn, LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on May 19, 2005.

10.51	Note Repayment Agreement dated May 16, 2005, by and between NeoPharm, Inc. and Akorn, Inc. incorporated by reference to Exhibit 10.63 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

10.52	Fourth Amendment to the Credit Agreement among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 5, 2005.

10.53	Master Letter of Credit Agreement among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on October 5, 2005.

10.54	Solicitation/Contract/Order for Commercial Items issued by the HHS to Akorn, Inc. on December 30, 2005.

10.55†	Executive Bonus Agreement by and between Akorn, Inc. and Arthur S. Przybyl dated December 27, 2005 incorporated by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed January 3, 2006.

10.56†	Executive Bonus Agreement by and between Akorn, Inc. and Jeffrey A. Whitnell dated December 27, 2005 incorporated by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed January 3, 2006.

Exhibit No.	Description
10.57	Amendment, Waiver and Consent to Credit Agreement dated March 1, 2006, among LaSalle Bank, the Lenders, Akorn, Inc. and Akorn (New Jersey) incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006.

10.58	Waiver and Consent to Credit Agreement dated March 20, 2006 among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 24, 2006.

10.59	Waiver and Consent to Credit Agreement dated March 31, 2006 among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 31, 2006.

10.60†	Executive Employment Agreement dated April 24, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006.

10.61†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006.

10.62†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Jeffrey A. Whitnell incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006.

10.63	Waiver and Consent to Credit Agreement dated September 13, 2006, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

10.64	Akorn, Inc. Director Compensation Agreement dated October 26, 2006, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 9, 2006.

10.65Ω	Development and Exclusive Distribution Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed November 14, 2006.

10.66Ω	Development Funding Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed November 14, 2006.

10.67	First Amendment to OEM Agreement dated December 8, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.68	Second Amendment to OEM Agreement dated December 31, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.3 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.69Ω	Third Amendment to OEM Agreement dated October 26, 2005 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.4 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.70	Fourth Amendment to OEM Agreement dated February 1, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.5 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.71Ω	Fifth Amendment to OEM Agreement dated November 28, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.72	Office Lease dated December 21, 2006, between Akorn, Inc. and Duke Realty Limited Partnership incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 28, 2006.

Exhibit No.	Description
10.73	Amendment to Credit Agreement dated March 5, 2007 between Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed March 6, 2006.

10.74*	Addendum 1 to License and Supply Agreement dated November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc.

10.75*	Guaranty and Collateral Agreement dated October 7, 2003, between Akorn, Inc., LaSalle Bank, the grantors party thereto and Akorn (New Jersey), Inc.

21.1	Subsidiaries of Akorn, Inc., incorporated by reference to Exhibit 21.1 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004.

23.1*	Consent of Registered Public Accountant

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	See (a)3 above.

(c)	See (a)1 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.
By:	/s/ ARTHUR S. PRZYBYL
Arthur S. Przybyl
Chief Executive Officer

Date: March 14, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR S. PRZYBYL Arthur S. Przybyl	Chief Executive Officer (Principal Executive Officer)	March 14, 2007
/s/ JEFFREY A. WHITNELL Jeffrey A. Whitnell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2007
/s/ DR. JOHN KAPOOR Dr. John Kapoor	Director, Board Chairman	March 14, 2007
/s/ JERRY N. ELLIS Jerry N. Ellis	Director	March 14, 2007
/s/ JERRY TREPPEL Jerry Treppel	Director	March 14, 2007
/s/ RONALD M. JOHNSON Ronald M. Johnson	Director	March 14, 2007