Form 10-Q
period 2007-03-31
AKORN INC
filed 2007-05-09
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE QUARTERLY PERIOD ENDED March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 0-13976
AKORN, INC.
(Exact Name of Registrant as Specified in its Charter)

LOUISIANA	72-0717400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2500 MILLBROOK DRIVE	60089
BUFFALO GROVE, ILLINOIS	(Zip Code)
(Address of Principal Executive Offices)
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐     No ☑
     At April 30, 2007 there were 86,834,834 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	MARCH 31,	DECEMBER 31,
	2007	2006
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,064	$21,818
Trade accounts receivable (less allowance for doubtful accounts of $9 and $3, respectively)	2,131	4,781
Inventories	14,200	11,734
Prepaid expenses and other current assets	1,116	1,321

TOTAL CURRENT ASSETS	35,511	39,654
PROPERTY, PLANT AND EQUIPMENT, NET	33,229	33,486
OTHER LONG-TERM ASSETS
Intangibles, net	8,537	8,825
Other	111	118

TOTAL OTHER LONG-TERM ASSETS	8,648	8,943

TOTAL ASSETS	$77,388	$82,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt	$401	$394
Trade accounts payable	4,100	4,719
Accrued compensation	1,031	1,849
Customer accrued liabilities	326	391
Accrued expenses and other liabilities	2,801	2,900

TOTAL CURRENT LIABILITIES	8,659	10,253
LONG-TERM LIABILITIES
Long-term debt, less current installments	105	208
Product warranty liability	1,308	1,308

TOTAL LONG-TERM LIABILITIES	1,413	1,516

TOTAL LIABILITIES	10,072	11,769

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 86,597,216 and 85,990,964 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	152,746	150,250
Warrants to acquire common stock	4,211	4,862
Accumulated deficit	(89,641)	(84,798)

TOTAL SHAREHOLDERS’ EQUITY	67,316	70,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,388	$82,083

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Revenues	$11,735	$29,730
Cost of sales	9,246	17,997

GROSS PROFIT	2,489	11,733
Selling, general and administrative expenses	5,242	4,484
Amortization and write-down of intangibles	338	351
Research and development expenses	2,011	2,045

TOTAL OPERATING EXPENSES	7,591	6,880

OPERATING (LOSS) INCOME	(5,102)	4,853
Interest income/(expense) — net	259	(1,319)
Debt Retirement Expense	—	(391)
Other Expense	—	(17)

(LOSS)/INCOME BEFORE INCOME TAXES	(4,843)	3,126
Income tax provision	—	—

NET (LOSS)/INCOME	(4,843)	3,126
Preferred stock dividends and adjustments	—	(326)

NET (LOSS)/INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(4,843)	$2,800

NET (LOSS)/INCOME PER SHARE:
BASIC	$(0.06)	$0.05

DILUTED	$(0.06)	$0.04

SHARES USED IN COMPUTING NET (LOSS)/INCOME PER SHARE:
BASIC	86,252	61,715

DILUTED	86,252	74,980

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED
(In Thousands)

					Warrants to
			Series A	Series B	acquire	Retained Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
Three Months Ended March 31, 2007	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$—	$—	$4,862	$(84,798)	$70,314
Net loss	—	—	—	—	—	(4,843)	(4,843)
Exercise of warrants into common stock	510	1,033	—	—	(651)	—	382
Exercise of stock options	84	276	—	—	—	—	276
Employee stock purchase plan issuances	12	76	—	—	—	—	76
Amortization of deferred compensation related to restricted stock awards	—	221	—	—	—	—	221
FAS123R share based payment expense	—	890	—	—	—	—	890

BALANCES AT MARCH 31, 2007	86,597	$152,746	$—	$—	$4,211	$(89,641)	$67,316

					Warrants to
			Series A	Series B	acquire	Retained Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
Three Months Ended March 31, 2006	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033
Net income	—	—	—	—	—	3,126	3,126
Preferred stock dividends earned	—	—	55	164	—	(219)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	107	—	—	—	(107)	—
Conversion of preferred stock into common stock	37,658	29,452	(27,287)	(2,165)	—	—	—
Exercise of warrants into common stock	788	1,188	—	—	(1,093)	—	95
Conversion of convertible notes into common stock	3,540	7,298	—	—	—	—	7,298
Net proceeds from issuance of common stock and warrants	4,312	16,257	—	—	1,821	—	18,078
Exercise of stock options	356	297	—	—	—	—	297
Employee stock purchase plan issuances	9	41	—	—	—	—	41
Amortization of deferred compensation related to restricted stock awards	—	130	—	—	—	—	130
FAS 123R share based payment expense	—	203	—	—	—	—	203

BALANCES AT MARCH 31, 2006	74,282	$122,312	$—	$8,757	$14,424	$(75,192)	$70,301

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31
	2007	2006
OPERATING ACTIVITIES
Net (loss)/income	$(4,843)	$3,126
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,095	818
Amortization of debt discounts	—	1,059
Non-cash stock compensation expense	1,111	333
Changes in operating assets and liabilities:
Trade accounts receivable	2,650	1,191
Inventories	(2,466)	(687)
Prepaid expenses and other current assets	212	(184)
Trade accounts payable	(619)	(301)
Product warranty liability	—	1,159
Accrued customer liability	(65)	2,980
Accrued expenses and other liabilities	(917)	(694)

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(3,842)	8,800
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(500)	(718)
Purchase of intangible assets	(50)	—

NET CASH USED IN INVESTING ACTIVITIES	(550)	(718)
FINANCING ACTIVITIES (See Note 1 below)
Repayment of long-term debt	(96)	(2,826)
Proceeds from common stock and warrant offering	—	18,078
Proceeds from warrants exercised	382	95
Proceeds under stock option and stock purchase plans	352	338

NET CASH PROVIDED BY FINANCING ACTIVITIES	638	15,685

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,754)	23,767
Cash and cash equivalents at beginning of period	21,818	791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,064	$24,558

Amount paid for interest	$14	$542
Amount paid for income taxes	$1	$2
See notes to condensed consolidated financial statements.
Note 1: In March 2006, $7,298 in principal and interest related to convertible notes was retired by conversion to the common stock of Akorn, Inc. (See Note H – Financing Arrangements)

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — BUSINESS AND BASIS OF PRESENTATION
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”), manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, Strides Arcolab Limited (“Strides”), formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and Akorn (New Jersey) Inc. Intercompany transactions and balances have been eliminated in consolidation.
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowance for doubtful accounts, the allowance for chargebacks, the allowance for rebates, the allowance for product returns and discounts, the reserve for slow-moving and obsolete inventory, the carrying value of intangible assets and the carrying value of deferred income tax assets.
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
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance that will be paid out in the future. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of each reporting period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate (95% in 2007) until historical trends indicate that a revision should be made.

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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first three months of 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Stock option compensation expense of $890,000 was recognized during the first quarter of 2007. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2007	MARCH 31, 2006
	(SFAS 123(R))	(SFAS 123 (R))

Expected Volatility	46%	62%
Expected Life (in years)	3.6	3.6
Risk-free interest rate	4.6%	4.6%
Dividend yield	—	—
Fair value per stock option	$2.46	$2.20
Forfeiture Rate	10%	10%
A summary of stock based compensation activity within the Company’s stock-based compensation plans for the first quarter of 2007 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2007	3,155	$3.22
Granted	1,850	$6.23
Exercised	(84)	$3.25
Forfeited	(21)	$4.99

Outstanding at March 31, 2007	4,900	$4.35	3.47	$11,738

Exercisable at March 31, 2007	2,264	$3.00	2.43	$8,499

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first quarter of 2007 was $239,000. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $276,000 during the first quarter of 2007.
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first quarter of 2007. As of March 31, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $957,000. The Company recognized compensation expense of $221,000 during the first quarter of 2007, related to outstanding restricted stock awards.
The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2006	350	$5.05
Granted	—	—
Vested	—	—
Canceled	—	—

Nonvested at March 31, 2007	350	$5.05

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
     Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Gross Accounts Receivable	$13,510	$15,826
Less:
Allowance for Doubtful Accounts	(9)	(3)
Returns Reserve	(2,237)	(2,437)
Discount and Allowances Reserve	(274)	(236)
Chargeback and Rebates Reserves	(8,859)	(8,369)

Net Trade Accounts Receivable	$2,131	$4,781

     For the three-month periods ended March 31, 2007 and 2006, the Company recorded chargeback and rebate expense of $6,785,000 and $3,643,000, respectively. This increase was primarily due to increased sales to wholesalers in 2007.
     For the three-month periods ended March 31, 2007 and 2006, the Company recorded a provision for product returns of $679,000 and $893,000, respectively. The decrease in the provision was to recognize improved customer returns experience in the period.
     For the three-month period ended March 31, 2007, the Company recorded a net provision for doubtful accounts of $1,000. For the three-month period ended March 31, 2006, the Company recorded a net benefit for doubtful accounts of $67,000.
     For the three-month periods ended March 31, 2007 and 2006, the Company recorded a provision for cash discounts of $279,000 and $590,000, respectively. This decrease primarily related to a cash discount for a large sale of the Company’s antidote products in the 2006 period.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Finished goods	$3,069	$2,923
Work in process	1,320	1,293
Raw materials and supplies	9,811	7,518

	$14,200	$11,734

     Inventory at March 31, 2007 and December 31, 2006 is reported net of reserves for slow-moving, unsalable and obsolete items of $522,000 and $510,000, respectively, primarily related to finished goods. For the three-month periods ended March 31, 2007 and 2006, the Company recorded a provision of $169,000 and $233,000, respectively.

NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Land	$396	$396
Buildings and leasehold improvements	18,071	18,071
Furniture and equipment	37,915	37,826
Automobiles	55	55

Sub-total	56,437	56,348
Accumulated depreciation	(29,394)	(28,637)

	27,043	27,711
Construction in progress	6,186	5,775

Property, Plant, & Equipment, net	$33,229	$33,486

     Construction in progress primarily represents capital expenditures related to the Company’s lyophilization (freeze-dry) project. Future costs are estimated to be approximately $150,000. The Company is awaiting final review and a Pre-Approval Inspection (“PAI”) by the U.S. Food and Drug Administration (“FDA”) before placing this equipment into commercial production. The Company anticipates a successful inspection and placing the lyophilization equipment in service in the second half of 2007. There can be no assurance the Company will realize the anticipated benefits from its investment into lyophilization capability and, if not, material impairment charges may be required.
     NOTE H — FINANCING ARRANGEMENTS
     The Company’s long-term debt consists of (in thousands):

	MARCH 31,	DECEMBER 31,
	2007	2006
Mortgages payable	$506	$602
Less current installments of debt	(401)	(394)

Long-term debt	$105	$208

     On September 30, 2005, the Company renewed its credit agreement (the “Credit Facility”) with LaSalle Bank National Association (“LaSalle Bank”). The renewal extended the existing Credit Facility until September 30, 2008 and increased the Revolving Commitment amount (the “Revolver”) from $5,000,000 to $10,000,000, as well as made modifications of prior existing covenants and the addition of a tangible net worth financial covenant. The borrowing rate was reduced to the LaSalle Bank prime rate (8.25% at March 31, 2007) plus 0.50%. On March 31, 2007, the Company had $8,374,000 of undrawn availability under the Credit Facility which is based on its level of accounts receivable and inventory and certain equipment as of March 31, 2007. There was no borrowing against the Revolver at March 31, 2007.
     In 2003, the Company issued subordinated promissory notes in the aggregate principal amount of $2,767,000 (the “2003 Subordinated Notes”) along with warrants to purchase 276,714 shares of common stock at an exercise price of $1.10 per share. The Company retired the 2003 Subordinated Notes with cash payments totaling $3,288,000 on March 20, 2006. The 2003 Subordinated Notes warrants to purchase 276,714 shares of common stock were exercised on a cashless basis during 2006. The net common stock issuance was 199,412 shares.
     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement, which included a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”), (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both the Tranche A Note and the Tranche B Note were due on December 20, 2006 and were issued with detachable warrants (the “Tranche A Warrants” and the “Tranche B Warrants”) to purchase shares of common stock.

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
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $506,000 and $602,000 at March 31, 2007 and December 31, 2006, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
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
NOTE J — EARNINGS PER COMMON SHARE
     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of convertible preferred stock, stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three-month period ended March 31, 2007, the assumed exercise or conversion of any of these securities would have been anti-dilutive; and, accordingly, the diluted loss per share equals the basic loss per share for that period. A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	March 31,	March 31,
Fully Diluted Earnings Per Share Data	2007	2006
Net (loss)/income available to common stockholders — basic	$(4,843)	$2,800
Preferred stock dividends adjustment	—	55

Adjusted earnings – fully diluted basis	$(4,843)	$2,855

Basic Shares	86,252	61,715
Preferred Stock	—	4,897
Warrants	—	6,750
Options	—	1,618

Fully Diluted Shares	86,252	74,980

     The number of such shares as of March 31, 2007 and March 31, 2006 subject to warrants, convertible debt, and convertible preferred stock was 6,551,000 and 51,064,000, respectively. The number of such shares as of March 31, 2007 and March 31, 2006 subject to stock options was 4,900,000 and 3,095,000, respectively.
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

	THREE MONTHS ENDED MARCH 31,
	2007	2006
REVENUES
Ophthalmic	$4,217	$3,807
Hospital Drugs & Injectables	5,443	23,897
Contract Services	2,075	2,026

Total revenues	$11,735	$29,730

GROSS PROFIT
Ophthalmic	$674	$998
Hospital Drugs & Injectables	1,518	10,177
Contract Services	297	558

Total gross profit	2,489	11,733
Operating expenses	7,591	6,880

Operating (loss)/income	(5,102)	4,853
Interest & Other income (expense)	259	(1,336)
Debt Retirement expense	—	(391)

(Loss)/Income before income taxes	$(4,843)	$3,126

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
     On March 29, 2007, the Company received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of its Decatur, Illinois manufacturing facility conducted from September 12 through September 29, 2006. The Warning Letter cited perceived deviations from current Good Manufacturing Practice (“cGMP”) Regulations. According to the Warning Letter, failure to promptly correct the violations cited in the Warning Letter may result in legal action without further notice, including, without limitation, seizure and injunction. While the Warning Letter has not interrupted or delayed the manufacture and distribution of the Company’s Decatur products currently approved by the FDA, the FDA may withhold approval of pending new drug applications listing the Decatur manufacturing facility as a manufacturer until the violations are corrected. The Warning Letter states that a reinspection may be necessary.
     The Company hand-delivered its responses to the Warning Letter within the 15 working days prescribed therein. This response clarified associated actions that had been initiated and completed prior and subsequent to the receipt of the Warning Letter. Remaining action items are due for completion during the second quarter of 2007. If the Company cannot complete corrective action within that time it will state the reason for the delay and the time needed to complete the correction. The Company intends to complete this corrective action within the time period indicated, but will notify the FDA if more time is needed.
     The Company believes that the Warning Letter will delay the in-service date for its lyophilizers, and the launch of IC-Green. The impact on revenues in the first half of 2007 due to lack of IC-Green sales will be approximately $2,000,000. The Company is seeking a contract manufacturer for IC-Green until the Decatur lyophilization operation receives approval. The Company anticipates no other significant adverse impact on its business.
     The Company anticipates completing its lyophilization facility validation and having a PAI by the FDA in the second half of 2007. However, the commissioning of the lyophilization facility is contingent upon a successful PAI to be conducted by the FDA.

     The Company recorded product warranty expense of zero and $1,121,000 for the three months ended March 31, 2007 and March 31, 2006, respectively, and recognized the corresponding long-term liability for its obligation pertaining to the sale of two injectable antidotes to the United States Department of Health and Human Services (“HHS”). This obligation provides that the Company will guarantee the stability of the injectable antidotes to HHS for a period of ten years from the shipment date. In the event either of these two products does not retain its stability during this ten year period, the Company is obligated to replace the product at no cost to HHS. Our supplier, Hameln Pharmaceuticals, will also share this cost if we do not meet the DTPA stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA we will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
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
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 67% and 19% of the Company’s gross revenues and 48% and 9% of net revenues for the three months ended March 31, 2007 and 2006, respectively. They accounted for approximately 73% and 55% of the gross accounts receivable balances as of March 31, 2007 and 2006, respectively. The Company’s major customer for the three month period ended March 31, 2006 was the U.S. Department of Health and Human Services (“HHS”), which purchased $21,962,000 of the Company’s DTPA radiation antidote product. This represented 63% of its gross sales and 74% of its net sales during the three month period ended March 31, 2006. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     Alcan Inc. and Johnson Matthey, PLC accounted for 24% and 14%, respectively, of the Company’s purchases in the three months ended March 31, 2007. For the three months ended March 31, 2006, Hameln Pharmaceuticals GmbH and Cardinal Health PTS, LLC accounted for 38% and 11%, respectively, of the Company’s purchases.
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
NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, accounting in interim periods, financial statement classification and disclosure.
     The Company has determined it does not have material uncertain tax positions or unrecognized tax benefits and there is no material impact on its financial position, results of operations or cash flows. The adoption of FIN 48 by the Company had no impact on its opening balance of retained earnings. The Company classifies interest on tax settlements as a component of interest expense and penalties on tax settlements as a component of administrative expense in its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, which are currently not required to be measured at fair value. Under SFAS 159, an entity may, at specified election dates, choose to measure items at fair value on an instrument-by-instrument basis. Entities would be required to report a cumulative adjustment to retained earnings for unrealized gains and losses at the adoption date, and to recognize changes in fair value in earnings for any items for which the fair value option has been elected. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s results of operations or financial position.

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
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO 2006
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Ophthalmic segment	$4,217	$3,807
Hospital Drugs & Injectables segment	5,443	23,897
Contract Services segment	2,075	2,026

Total revenues	$11,735	$29,730

     Consolidated revenues decreased $17,995,000 or 60.5% in the quarter ended March 31, 2007 compared to the same period in 2006 mainly due to the $21,962,000 of first quarter 2006 sales of DTPA to HHS. Ophthalmic segment revenues increased $410,000 or 10.8% due to higher sales of diagnostic ophthalmic products. Ophthalmic revenues were also affected by customer backorders for IC-

Green, which totaled $1,600,000 as of March 31, 2007. Hospital Drugs & Injectables segment revenues decreased by $18,454,000 or 77.2% mainly due to the 2006 DTPA sales as mentioned above which was only partially offset by increased sales of anesthetics and antidote products in 2007. Our contract services segment revenues increased by $49,000 or 2.4%.
     Consolidated gross profit was $2,489,000 or 21.2% for the first quarter of 2007 as compared to a gross profit of $11,733,000 or 39.5% in the same period a year ago mainly due to the sales volume variation matters for each segment discussed above combined with higher manufacturing costs in the first quarter of 2007. We continue to seek margin enhancement opportunities through our product offerings as well as through efficiencies and cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $758,000 or 16.9%, during the quarter ended March 31, 2007 as compared to the same period in 2006. The key components of this increase in 2007 were SFAS 123(R) stock option compensation expense of $687,000, additional Field Sales personnel of $225,000, FDA facility fees of $99,000, and $91,000 in restricted stock expense, offset by a decrease in management bonus expense of $551,000.
     Research and development (“R&D”) expense decreased $34,000 or 1.7% in the quarter, to $2,011,000 from $2,045,000 for the same period in 2006, mainly due to a reduction in testing and development of our lyophilization processes which was partially offset by an increase in spending on new product development.
     Interest income for the first quarter of 2007 was $259,000 versus interest expense of $1,319,000 for the same period in 2006 as we retired our subordinated and convertible debt instruments in early 2006 and invested our cash proceeds from our operations and the March 2006 common stock and warrant offering.
     For the three-month period ended March 31, 2007, the income tax provision was zero due to the quarterly net loss. There was no tax provision for the same period in 2006.
     We reported a net loss of $4,843,000 for the three months ended March 31, 2007, versus net income of $3,126,000 for the same period in 2006 mainly due to the decreased sales volumes, unfavorable plant manufacturing variances and higher SG&A expenses discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the three-month period ended March 31, 2007, we used $3,842,000 in cash from operations, primarily due to the net loss, a $1,205,000 change in working capital items mainly due to a reduction in accounts payable and accrued compensation, offset by non-cash expenses of $2,206,000 for the period. Investing activities generated a $550,000 reduction in cash flow mainly due to capital expenditures for production equipment. Financing activities provided $638,000 in cash, primarily due to the $734,000 in proceeds from stock option and warrant exercises.
     During the three month period ended March 31, 2006, we generated $8,800,000 in cash provided from operations, primarily due to $3,126,000 in net income generated by the increase in sales, a $3,464,000 change in working capital items mainly due to lower receivables levels with wholesalers and non-cash expenses of $2,210,000 for the period. Investing activities generated a $718,000 reduction in cash flow mainly due to capital expenditures for production equipment. Financing activities provided $15,685,000 in cash, due to the $18,078,000 net proceeds from the March 2006 common stock and warrants offering (see Note I), offset by $2,826,000 repayment of long-term debt. In addition, on March 31, 2006 $7,298,000 in principal and accrued interest on the convertible notes was retired by conversion into 3,540,281 shares of our common stock (see Item 1. Financial Statements — Note H).
     As of March 31, 2007, we had $18,064,000 in cash and $8,374,000 of undrawn availability under our Credit Facility with LaSalle Bank which is based on our level of accounts receivable and inventory and certain equipment. There was no borrowing against the Revolver at March 31, 2007.
Facility Expansion
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services. As of March 31, 2007, we had spent approximately $22,493,000 on the lyophilization expansion and anticipate the need to spend approximately $150,000 of additional funds to complete the expansion. The majority of the additional spending will be focused on lyophilization validation as the major capital equipment items are currently in place. In December 2006, we placed the sterile solutions portion of this operation in service which augments our existing production capacities. The remaining $5,256,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final review and a PAI by the FDA for us to place this equipment into commercial production.
     We are working toward the development of an internal ANDA lyophilized product pipeline and expect manufacturing capabilities for lyophilized products to be in place during the second half of 2007. However, there is no guarantee that we will be successful in completing development of lyophilization capability, or that other intervening events will not occur that reduce or eliminate the anticipated benefits from such capability. For instance, the market for lyophilized products could significantly diminish or be eliminated, or new technological advances could render the lyophilization process obsolete, prior to our entry into the market. There can be no assurance that we will realize the anticipated benefits from our significant investment into lyophilization capability at our Decatur manufacturing facility, and our failure to do so could significantly limit our ability to grow our business in the future.
     Our ability to successfully remediate the issues raised in the Warning Letter will impact the start date for commissioning the lyophilization facility. This will not occur until after a cGMP inspection and will also be contingent upon a successful PAI to be conducted by the FDA. Manufacturing capabilities for lyophilized products are subsequently projected to be in service during the second half of 2007.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B – Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in the application of the critical accounting policies since December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, accounting in interim periods, financial statement classification and disclosure.
     We have determined we do not have material uncertain tax positions or unrecognized tax benefits and there is no material impact on our financial position, results of operations or cash flows. The adoption of FIN 48 had no impact on our opening balance of retained earnings. We classify interest on tax settlements as a component of interest expense and penalties on tax settlements as a component of administrative expense in our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our results of operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, which are currently not required to be measured at fair value. Under SFAS 159, an entity may, at specified election dates, choose to measure items at fair value on an instrument-by-instrument basis. Entities would be required to report a cumulative adjustment to retained earnings for unrealized gains and losses at the adoption date, and to recognize changes in fair value in earnings for any items for which the fair value option has been elected. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our results of operations or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are no longer affected by changes in market interest rates as our variable interest rate debt has been paid off (See Item 1. Financial Statements, Note H – Financing Arrangements). At March 31, 2007, our only outstanding debt is the mortgage on our Decatur property which is set at a fixed rate of 7.375%.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC
Changes in Internal Control Over Financial Reporting
     In the first fiscal quarter ended March 31, 2007, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     The following is an additional risk factor to those risk factors disclosed in part 1, Item 1A, of our Form 10-K filed March 16, 2007:
     On March 29, 2007, we received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of our Decatur, Illinois manufacturing facility. The Warning Letter cited deviations from cGMP Regulations. Failure to promptly correct the violations cited in the Warning Letter may result in legal action without further notice, including, without limitation, seizure and injunction. The FDA may withhold approval of pending new drug applications listing the Decatur manufacturing facility as a manufacturer until the violations are corrected. The FDA may also withhold approval of our lyophilization facility. As a result of the Warning Letter we may be forced to find alternative manufacturing facilities for certain of our products on terms that may not be favorable to us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 23, 2005, we filed a Registration Statement on Form S-3 (File No. 333-127794) (the “S-3”) with the SEC, which was declared effective on September 7, 2005. Pursuant to Rule 429 under the Securities Act of 1933, the prospectus included in the S-

3 is a combined prospectus and relates to the previously filed Registration Statement on Form S-1 (File No. 333-119168) (the “S-1”), as to which the S-3 constitutes Post-Effective Amendment No. 3. Such Post-Effective Amendment became effective concurrently with the effectiveness of the S-3. The S-3 relates to the resale of 64,964,680 shares, no par value per share, of our common stock by the selling stockholders identified in the S-3, which have been issued or reserved for issuance upon the conversion or exercise of presently outstanding shares of our Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”), shares of Series B 6.0% Participating Convertible Preferred Stock (“Series B Preferred Stock”), warrants and convertible notes, including shares estimated to be issuable in satisfaction of accrued and unpaid dividends and interest on shares of preferred stock and convertible notes, respectively. Of the 64,964,680 shares of our common stock registered under the S-3, 60,953,394 of such shares were registered under the S-1. The shares of common stock registered by the S-3 and the S-1 represent the number of shares that have been issued or are issuable upon the conversion or exercise of the Series A Preferred Stock, Series B Preferred Stock, warrants and convertible notes described in the Registration Statement, including shares estimated to be issuable in satisfaction of dividends accrued and unpaid through December 31, 2007 and interest accrued and unpaid through December 20, 2006 on such securities.
          With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of March 31, 2007, we are aware of the sale of 7,710,665 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
          For the quarter ended March 31, 2007, we issued the following equity securities: (i) On January 11, 2007, a warrantholder exercised warrants to purchase 200,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $150,000, (ii) On February 23, 2007, a warrantholder exercised warrants to purchase 100,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $75,000, (iii) On March 15, 2007, a warrantholder exercised warrants to purchase 60,000 shares of our common stock at an exercise price of $0.75 per share in exchange for $45,000 in cash, and (iv) On March 28, 2007, a warrantholder exercised warrants to purchase 150,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $112,500.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Portions of the exhibits marked with a (^) are the subject of Confidential Treatment Request Under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amended and Restated By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amendment to By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.1 to the Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

(3.4)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006.

(4.1)	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.2)	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.3)	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.4)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.5)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.6)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.7)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.8)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.9)	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.10)	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.11)	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

Exhibit No.	Description
(4.12)	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004.

(4.13)	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.14)	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.15)	Form of Securities Purchase Agreement dated March 1, 2006 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed March 7, 2006.

(4.16)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(4.17)	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

(10.1)	Amendment to Credit Agreement dated March 5, 2007 between Akorn, Inc., LaSalle Bank , the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed March 6, 2007.

(10.2)^	Exclusive Distribution Agreement dated March 22, 2007 between Akorn, Inc. and the University of Massachusetts, as represented by the Massachusetts Biological Laboratories, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed March 30, 2007.

(10.3)	2007 Management Bonus Objectives, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed April 23, 2007.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ JEFFREY A. WHITNELL Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer
(Duly Authorized and Principal Financial Officer)
Date: May 9, 2007