Form 10-Q
period 2007-06-30
AKORN INC
filed 2007-08-08
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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
Yes ☐       No ☑
     At July 31, 2007 there were 87,588,055 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	JUNE 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,885	$21,818
Trade accounts receivable (less allowance for doubtful accounts of $1 and $3, respectively)	1,987	4,781
Inventories	15,897	11,734
Prepaid expenses and other current assets	881	1,321

TOTAL CURRENT ASSETS	31,650	39,654
PROPERTY, PLANT AND EQUIPMENT, NET	32,956	33,486
OTHER LONG-TERM ASSETS
Intangibles, net	8,198	8,825
Other	103	118

TOTAL OTHER LONG-TERM ASSETS	8,301	8,943

TOTAL ASSETS	$72,907	$82,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt	$408	$394
Trade accounts payable	3,827	4,719
Accrued compensation	726	1,849
Customer accrued liabilities	253	391
Accrued expenses and other liabilities	963	2,900

TOTAL CURRENT LIABILITIES	6,177	10,253
LONG-TERM LIABILITIES
Long-term debt, less current installments	—	208
Product warranty liability	1,308	1,308

TOTAL LONG-TERM LIABILITIES	1,308	1,516

TOTAL LIABILITIES	7,485	11,769

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 87,579,283 and 85,990,964 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	156,877	150,250
Warrants to acquire common stock	2,820	4,862
Accumulated deficit	(94,275)	(84,798)

TOTAL SHAREHOLDERS’ EQUITY	65,422	70,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,907	$82,083

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Revenues	$11,638	$12,475	$23,373	$42,205
Cost of sales	8,752	7,520	17,998	25,517

GROSS PROFIT	2,886	4,955	5,375	16,688
Selling, general and administrative expenses	5,189	4,669	10,431	9,153
Amortization and write-down of intangibles	339	350	677	701
Research and development expenses	2,161	2,121	4,172	4,166

TOTAL OPERATING EXPENSES	7,689	7,140	15,280	14,020

OPERATING (LOSS) INCOME	(4,803)	(2,185)	(9,905)	2,668
Interest income/(expense) — net	169	234	428	(1,085)
Debt Retirement Expense	—	—	—	(391)
Other income/(expense)	1	(12)	1	(29)

(LOSS)/INCOME BEFORE INCOME TAXES	(4,633)	(1,963)	(9,476)	1,163
Income tax provision	1	—	1	—

NET (LOSS)/INCOME	(4,634)	(1,963)	(9,477)	1,163
Preferred stock dividends and adjustments	—	(234)	—	(560)

NET (LOSS)/INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(4,634)	$(2,197)	$(9,477)	$603

NET (LOSS)/INCOME PER SHARE:
BASIC	$(0.05)	$(0.03)	$(0.11)	$0.01

DILUTED	$(0.05)	$(0.03)	$(0.11)	$0.01

SHARES USED IN COMPUTING NET (LOSS)/INCOME PER SHARE:
BASIC	86,982	74,853	86,619	68,321

DILUTED	86,982	74,853	86,619	76,481

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
UNAUDITED
(In Thousands)

					Warrants to	Retained
Six Months Ended June 30, 2007			Series A	Series B	acquire	Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$—	$—	$4,862	$(84,798)	$70,314
Net loss						(9,477)	(9,477)
Exercise of warrants into common stock	1,285	4,534	—	—	(2,042)	—	2,492
Exercise of stock options	168	532	—	—	—	—	532
Employee stock purchase plan issuances	20	129	—	—	—	—	129
Amortization of deferred compensation related to restricted stock awards	—	368	—	—	—	—	368
Restricted Stock Awards withheld for payment of EE Tax Liability	115	(445)	—	—	—	—	(445)
FAS123R share based payment expense	—	1,509	—	—	—	—	1,509

BALANCES AT JUNE 30, 2007	87,579	$156,877	$—	$—	$2,820	$(94,275)	$65,422

					Warrants to	Retained
Six Months Ended June 30, 2006			Series A	Series B	acquire	Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033
Net income	—	—	—	—	—	1,163	1,163
Preferred stock dividends earned	—	—	55	302	—	(357)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	203	—	—	—	(203)	—
Conversion of preferred stock into common stock	37,779	29,758	(27,287)	(2,471)	—	—	—
Exercise of warrants into common stock	1,413	2,774	—	—	(1,886)	—	888
Conversion of convertible notes into common stock	3,540	7,298	—	—	—	—	7,298
Net proceeds from issuance of common stock and warrants	4,312	16,257	—	—	1,821	—	18,078
Stock issuance under stock option and stock purchase plans	622	300	—	—	—	—	300
Amortization of deferred compensation related to restricted stock awards	—	277	—	—	—	—	277
FAS123R share based payment expense	—	701	—	—	—	—	701

BALANCES AT JUNE 30, 2006	75,285	$124,907	$—	$8,589	$13,631	$(77,389)	$69,738

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)
See notes to condensed consolidated financial statements

	SIX MONTHS
	ENDED JUNE 30
	2007	2006
OPERATING ACTIVITIES
Net (loss)/income	$(9,477)	$1,163
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	2,188	1,645
Amortization of debt discounts	—	1,059
Non-cash stock compensation expense	1,877	978
Changes in operating assets and liabilities:
Trade accounts receivable	2,794	(1,765)
Inventories	(4,163)	(691)
Prepaid expenses and other current assets	455	(363)
Trade accounts payable	(892)	(314)
Product warranty liability	—	1,159
Accrued customer liability	(138)	197
Accrued expenses and other liabilities	(3,060)	(1,039)

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(10,416)	2,029
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(981)	(1,388)
Purchase of intangible assets	(50)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,031)	(1,388)
FINANCING ACTIVITIES (see Note 1 below)
Repayment of long-term debt	(194)	(2,917)
Proceeds from common stock and warrant offering	—	18,078
Proceeds from warrants exercised	2,492	888
Proceeds under stock option and stock purchase plans	216	300

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,514	16,349

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(8,933)	16,990
Cash and cash equivalents at beginning of period	21,818	791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,885	$17,781

Amount paid for interest	$25	$561
Amount paid for income taxes	$3	$2
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
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.
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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first six months of 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Stock option compensation expense of $619,000 and $1,509,000 was recognized during the three and six-month periods ended June 30, 2007. Stock option compensation expense of $498,000 and $701,000 was recognized during the three and six month periods ended June 30, 2006, of which $111,000 and $290,000 related to existing stock options granted prior to January 1, 2006 and $387,000 and $411,000 related to stock options granted during the three and six month periods ended June 30, 2006. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
As of June 30, 2007, the total amount of unrecognized compensation cost related to nonvested stock options was $3,910,000 which is expected to be recognized as expense over a weighted-average period of 2.3 years.
The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JUNE 30, 2007	JUNE 30, 2006
	(SFAS 123(R))	(SFAS 123 (R))

Expected Volatility	45%	45%
Expected Life (in years)	4.0	3.6
Risk-free interest rate	4.8%	5.0%
Dividend yield	—	—
Fair value per stock option	$2.72	$1.91
Forfeiture Rate	10%	10%
A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six-month period ended June 30, 2007 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2007	3,155	$3.22
Granted	2,115	$6.29
Exercised	(168)	$3.18
Forfeited	(48)	$5.27

Outstanding at June 30, 2007	5,054	$4.49	3.3	$12,632

Exercisable at June 30, 2007	2,565	$3.21	2.3	$9,684

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the three and six-month periods ended June 30, 2007 was $306,000 and $545,000, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $256,000 and $532,000 during the three and six-month periods ended June 30, 2007.
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company has not granted restricted stock awards during 2007. As of June 30, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $810,000. The Company recognized compensation expense of $147,000 and $368,000 during the three and six-month periods ended June 30 2007, related to outstanding restricted stock awards. The Company recognized compensation expense of $147,000 and $277,000 during the three and six-month periods ended June 30, 2006, respectively, related to outstanding restricted stock awards.
The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2006	350	$5.05
Granted	—	—
Vested	(175)	$5.05
Canceled	—	—

Nonvested at June 30, 2007	175	$5.05

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
     Net trade accounts receivable consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2007	2006
Gross Accounts Receivable	$14,453	$15,827
Less:
Allowance for Doubtful Accounts	(1)	(3)
Returns Reserve	(1,697)	(2,437)
Discount and Allowances Reserve	(310)	(236)
Chargeback and Rebates Reserves	(10,458)	(8,370)

Net Trade Accounts Receivable	$1,987	$4,781

     For the three-month periods ended June 30, 2007 and 2006, the Company recorded chargeback and rebate expense of $8,905,000 and $8,100,000, respectively. This increase was primarily due to increased sales to wholesalers in 2007. For the six-month periods ended June 30, 2007 and 2006, the Company recorded chargeback and rebate expense of $15,690,000 and $11,743,000, respectively. This increase was primarily due to increased sales to wholesalers.
     For the three-month periods ended June 30, 2007 and 2006, the Company recorded a provision for product returns of $(136,000) and $760,000, respectively. For the six-month periods ended June 30, 2007 and 2006, the Company recorded a provision for product returns of $490,000 and $1,607,000, respectively. The decrease in the provision was to recognize significantly improved customer returns experience in the period.

     For the three-month periods ended June 30, 2007 and 2006, the Company recorded a net benefit for doubtful accounts of $8,000 and $21,000, respectively. For the six-month periods ended June 30, 2007 and 2006, the Company recorded a net benefit for doubtful accounts of $7,000 and $88,000, respectively.
     For the three-month periods ended June 30, 2007 and 2006, the Company recorded a provision for cash discounts of $328,000 and $362,000, respectively. For the six-month periods ended June 30, 2007 and 2006, the Company recorded a provision for cash discounts of $607,000 and $952,000, respectively. This decrease primarily related to a cash discount for a large sale of the Company’s antidote products in the March 2006 period.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2007	2006
Finished goods	$3,429	$2,923
Work in process	1,663	1,293
Raw materials and supplies	10,805	7,518

	$15,897	$11,734

     Inventory at June 30, 2007 and December 31, 2006 is reported net of reserves for slow-moving, unsalable and obsolete items of $648,000 and $510,000, respectively, primarily related to finished goods. For the three-month periods ended June 30, 2007 and 2006, the Company recorded a provision of $71,000 and $(33,000), respectively. For the six-month periods ended June 30, 2007 and 2006, the Company recorded a provision of $239,000 and $200,000, respectively.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2007	2006
Land	$396	$396
Buildings and leasehold improvements	18,089	18,071
Furniture and equipment	38,269	37,826
Automobiles	55	55

Sub-total	56,809	56,348
Accumulated depreciation	(30,148)	(28,637)

	26,661	27,711
Construction in progress	6,295	5,775

Property, Plant, & Equipment, net	$32,956	$33,486

     Construction in progress primarily represents capital expenditures related to the Company’s lyophilization (freeze-dry) project. Future costs are estimated to be approximately $100,000. The Company is awaiting final review and a successful Pre-Approval Inspection (“PAI”) by the U.S. Food and Drug Administration (“FDA”) before this equipment can be placed into commercial production. The Company anticipates a successful inspection and placing the lyophilization equipment in service in the second half of 2007, however, the outcome of an FDA inspection cannot be determined ahead of time. There can be no assurance the Company will realize the anticipated benefits from its investment into lyophilization capability and, if not, material impairment charges may be required.
     NOTE H — FINANCING ARRANGEMENTS

     The Company’s long-term debt consists of (in thousands):

	JUNE 30,	DECEMBER 31,
	2007	2006
Mortgages payable	$408	$602
Less current installments of debt	(408)	(394)

Long-term debt	$—	$208

     On September 30, 2005, the Company renewed its credit agreement (the “Credit Facility”) with LaSalle Bank National Association (“LaSalle Bank”). The renewal extended the existing Credit Facility until September 30, 2008 and increased the Revolving Commitment amount (the “Revolver”) from $5,000,000 to $10,000,000, as well as made modifications of prior existing covenants and the addition of a tangible net worth financial covenant. The borrowing rate was reduced to the LaSalle Bank prime rate (8.25% at June 30, 2007) plus 0.50%. On June 30, 2007, the Company had $8,057,000 of undrawn availability under the Credit Facility which is based on its level of accounts receivable and inventory and certain equipment as of June 30, 2007. There was no borrowing against the Revolver at June 30, 2007.
     On August 8, 2007, the Company entered into an Amendment to Credit Agreement with LaSalle Bank (the “Amendment”). Among other things, the Amendment added certain financial covenants and adjusted the definitions EBITDA, Borrowing Base and Revolving Commitment Amount. The Amendment also includes the option, subject to additional underwriting review, to increase the maximum borrowings under the Revolver to $20 million over the life of the Credit Facility, which expires in September 2008. The description of the Amendment herein is only a summary and is qualified in its entirety by the full text of such Amendment, which is filed as an exhibit hereto and is incorporated by reference herein.
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
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $408,000 and $602,000 at June 30, 2007 and December 31, 2006, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.

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
NOTE J — EARNINGS PER COMMON SHARE
     Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of convertible preferred stock, stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three-month periods ended June 30, 2007 and 2006 and the six-month period ended June 30, 2007, the assumed exercise or conversion of any of these securities would have been anti-dilutive; and, accordingly, the diluted loss per share equals the basic loss per share for that period. A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
Fully Diluted Earnings Per Share Data	2007	2006	2007	2006

Net income (loss) available to common stockholders — basic	$(4,634)	$(2,197)	$(9,477)	$603
Dividend adjustment for dilutive preferred stock	—	—	—	—

Adjusted earnings — fully diluted basis	$(4,634)	$(2,197)	$(9,477)	$603

Basic Shares	86,982	74,853	86,619	68,321
Warrants	—	—	—	6,610
Options	—	—	—	1,550

Fully Diluted Shares	86,982	74,853	86,619	76,481

     The number of such shares as of June 30, 2007 and June 30, 2006 subject to warrants, convertible debt, and convertible preferred stock was 525,000 and 13,106,000, respectively. The number of such shares as of June 30, 2007 and June 30, 2006 subject to stock options was 5,054,000 and 3,771,000, respectively.
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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES
Ophthalmic	$3,893	$5,703	$8,110	$9,510
Hospital Drugs & Injectables	5,178	5,104	10,621	29,001
Contract Services	2,567	1,668	4,642	3,694

Total revenues	$11,638	$12,475	$23,373	$42,205

GROSS PROFIT
Ophthalmic	$648	$2,287	$1,322	$3,285
Hospital Drugs & Injectables	1,468	2,190	2,986	12,367
Contract Services	770	478	1,067	1,036

Total gross profit	2,886	4,955	5,375	16,688
Operating expenses	7,689	7,140	15,280	14,020

Operating (loss)/income	(4,803)	(2,185)	(9,905)	2,668
Interest & Other income (expense)	170	222	429	(1,114)
Debt Retirement expense	—	—	—	(391)

(Loss)/Income before income taxes	$(4,633)	$(1,963)	$(9,476)	$1,163

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
     On March 29, 2007, the Company received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of its Decatur, Illinois manufacturing facility conducted from September 12 through September 29, 2006. The Warning Letter cited deviations from current Good Manufacturing Practice (“cGMP”) Regulations. According to the Warning Letter, failure to promptly correct the violations cited in the Warning Letter may result in legal action without further notice, including, without limitation, seizure and injunction. While the Warning Letter has not interrupted or delayed the manufacture and distribution of the Company’s Decatur products currently approved by the FDA, the FDA may withhold approval of pending new drug applications delisting the Decatur manufacturing facility as a manufacturer until the violations are corrected. The Warning Letter states that a reinspection may be necessary.
     The Company hand-delivered its response to the Warning Letter within the 15 working days prescribed therein. This response clarified associated actions that had been initiated and completed prior and subsequent to the receipt of the Warning Letter. Remaining action items were completed during the second quarter of 2007 and a cGMP inspection of the Decatur facility by the FDA commenced July 23, 2007.
     The Warning Letter has delayed the PAI process and the Company’s in-service date for its lyophilizers and relaunch of IC-Green. The impact on revenues in the first half of 2007 due to lack of IC-Green sales was approximately $2,500,000 in reduced sales. The Company is working with a contract manufacturer for IC-Green until the Decatur lyophilization operation receives approval. The Company believes that the FDA inspection which commenced July 23, 2007 will also cover the PAI of its lyophilization facility. The commissioning of the lyophilization facility is contingent upon a successful PAI and is anticipated to occur in the second half of 2007.
     The Company recorded product warranty expense of zero for the three months ended June 30, 2007 and June 30, 2006. For the six months ended June 30, 2007 and June 30, 2006, the Company recorded product warranty expense of zero and $1,159,000, respectively, and recognized the corresponding long-term liability for its obligation pertaining to the sale of two injectable antidotes to the United States Department of Health and Human Services (“HHS”). This obligation provides that the Company will guarantee the stability of the injectable antidotes to HHS for a period of ten years from the shipment date. In the event either of these two products does not retain its stability during this ten year period, the Company is obligated to replace the product at no cost to HHS. Our supplier, Hameln Pharmaceuticals, will also share this cost if we do not meet the DTPA stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA we will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.

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
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 69% and 74% of the Company’s gross revenues and 55% and 58% of net revenues for the three months ended June 30, 2007 and 2006, respectively. They accounted for approximately 78% and 82% of the gross accounts receivable balances as of June 30, 2007 and 2006, respectively. These three customers accounted for 73% and 40% of the Company’s gross revenues and 52% and 24% of net revenues for the six months ended June 30, 2007 and 2006, respectively. The Company’s major customer for the six month period ended June 30, 2006 was the United States Department of Health and Human Services (“HHS”) which purchased $21,962,000 of the Company’s injectable antidote products during the first quarter of 2006.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     Colbert Packaging Corporation accounted for 11% of the Company’s purchases in the three months ended June 30, 2007 while no supplier of products accounted for more than 10% of the Company’s purchases in the three months ended June 30, 2006. For the six months ended June 30, 2007, Alcan Inc. accounted for 14% of the Company’s purchases. Hameln Pharmaceuticals GmbH accounted for 20% of the Company’s purchases for the six months ended June 30, 2006.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO 2006
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2007	2006
Ophthalmic segment	$3,893	$5,703
Hospital Drugs & Injectables segment	5,178	5,104
Contract Services segment	2,567	1,668

Total revenues	$11,638	$12,475

     Consolidated revenues decreased by $837,000 or 6.7% in the quarter ended June 30, 2007 compared to the same period in 2006 mainly due to the decrease of ophthalmic revenues. Ophthalmic segment revenues decreased by $1,810,000 or 31.7% due to lower sales of diagnostic ophthalmic products. Ophthalmic revenues were also affected by customer backorders for IC-Green, which totaled

$2,467,000 as of June 30, 2007. Hospital Drugs & Injectables segment revenues increased by $74,000 or 1.4% mainly due to the increased sales of antidote products in 2007. Our contract services segment revenues increased by $899,000 or 53.9% due to orders from new customers.
     Consolidated gross profit was $2,886,000 or 24.8 % for the second quarter of 2007 as compared to a gross profit of $4,955,000 or 39.7% in the same period a year ago mainly due to the sales volume variation matters for each segment discussed above combined with increased unfavorable manufacturing variances at our Decatur facility in the second quarter of 2007. We continue to seek margin enhancement opportunities through our product offerings as well as through efficiencies and cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $520,000 or 11.1%, during the quarter ended June 30, 2007 as compared to the same period in 2006. The key components of this increase in 2007 were additional Field Sales personnel of $176,000, increased travel and entertainment expense of $206,000, increased SFAS 123(R) stock option compensation expense of $120,000, FDA facility fees of $118,000, partially offset by a decrease in management bonus expense of $300,000.
     Research and development (“R&D”) expense increased $40,000 or 1.9% in the quarter, to $2,161,000 from $2,121,000 for the same period in 2006, mainly due to a reduction in testing and development of our lyophilization processes which was partially offset by an increase in personnel and spending for new product development.
     Interest income for the second quarter of 2007 was $169,000 versus interest income of $234,000 for the same period in 2006 due to lower average balances on short-term investments.
     For the three month period ended June 30, 2007, there was no federal income tax provision. A state tax provision of $1,000 was recorded based on the timing of minimum state tax payments. There was no federal or state tax provision in the same 2006 period.
     We reported a net loss of $4,634,000 for the three months ended June 30, 2007, versus a net loss of $1,963,000 for the same period in 2006 mainly due to the decreased sales volumes, unfavorable plant manufacturing variances and higher SG&A expenses discussed above.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO 2006
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Ophthalmic segment	$8,110	$9,510
Hospital Drugs & Injectables segment	10,621	29,001
Contract Services segment	4,642	3,694

Total revenues	$23,373	$42,205

     Consolidated revenues decreased $18,832,000 or 44.6% for the six months ended June 30, 2007 compared to the same period in 2006, mainly due to the $21,962,000 of first quarter sales of DTPA to HHS in 2006. Ophthalmic segment revenues decreased $1,400,000 or 14.7%, primarily due to customer backorders for IC-Green, which totaled $2,467,000 as of June 30, 2007. Hospital Drugs & Injectables segment revenues decreased by $18,380,000 or 63.4% mainly due to the 2006 DTPA sales as mentioned above which was partially offset by increased sales of anesthetic products. Our contract services segment revenues increased by $948,000 or 25.7% mainly due to orders from new customers.
     Year-to-date consolidated gross profit was $5,375,000 or 23.0% for 2007 as compared to a gross profit of $16,688,000 or 39.5% for the same period a year ago mainly due to the sales volume variation matters for each segment discussed above and unfavorable plant variances at our Decatur facility. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses increased by $1,278,000 or 14.0%, for the year to date period ended June 30, 2007 as compared to the same period in 2006. The key components of this increase in 2007 were SFAS 123(R) stock option compensation expense of $808,000, additional Field Sales personnel of $321,000 and increased related travel and entertainment expense of $109,000, increased FDA facility fees of $247,000, increased administrative travel and entertainment expense of $217,000, and increased restricted stock compensation expense of $91,000, offset by a decrease in management bonus expense of $851,000.
     R&D expense increased $6,000 or 0.1% for the six months ended June 30, 2007, to $4,172,000 from $4,166,000 for the same period in 2006.
     Interest income for the six month period ended June 30, 2007 was $428,000 versus interest expense of $1,085,000 for the same period in 2006 as we retired our subordinated and convertible debt instruments in early 2006 and invested our cash proceeds from our operations and the March 2006 common stock and warrant offering in short-term interest bearing certificates of deposit.
     For the six-month period ended June 30, 2007, there was no federal income tax provision. A state tax provision of $1,000 was recorded based on the timing of minimum state tax payments. There was no federal or state tax provision for the same period in 2006.
     We reported a net loss of $9,477,000 for the six months ended June 30, 2007, versus net income of $1,163,000 for the same period in 2006 mainly due to the decreased sales volumes, unfavorable plant manufacturing variances and higher SG&A expenses discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the six-month period ended June 30, 2007, we used $10,416,000 in cash from operations, primarily due to the $9,477,000 net loss, a $4,163,000 build in inventories, primarily materials for new products, and reduced compensation, royalty, and other liabilities of $3,198,000. This was partially offset by non-cash expenses of $4,065,000 for the period and lower receivables of $2,794,000. Investing activities generated a $1,031,000 reduction in cash flow mainly due to capital expenditures for production equipment. Financing activities provided $2,514,000 in cash, primarily due to the $2,492,000 in proceeds from warrant exercises.
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
     As of June 30, 2007, we had $12,885,000 in cash and $8,057,000 of undrawn availability under our Credit Facility with LaSalle Bank which is based on our level of accounts receivable and inventory and certain equipment. There was no borrowing against the Revolver at June 30, 2007.
     On August 8, 2007, we entered into an Amendment to Credit Agreement with LaSalle Bank (the “Amendment”). Among other things, the Amendment added certain financial covenants and adjusted the definitions EBITDA, Borrowing Base and Revolving Commitment Amount. The Amendment also includes the option, subject to additional underwriting review, to increase the maximum borrowings under the Revolver to $20 million over the life of the Credit Facility, which expires in September 2008. The description of the Amendment herein is only a summary and is qualified in its entirety by the full text of such Amendment, which is filed as an exhibit hereto and is incorporated by reference herein.
Facility Expansion
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services. As of June 30, 2007, we had spent approximately $22,558,000 on the lyophilization expansion and anticipate the need to spend approximately $100,000 of additional funds to complete the expansion. The additional spending will be focused on lyophilization validation as the major capital equipment items are currently in place. In December 2006, we placed the sterile solutions portion of this operation in service which augments our existing production capacities. The remaining $5,321,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final review and a successful Pre-Approval Inspection (“PAI”) by the U.S. Food and Drug Administration (“FDA”) for us to place this equipment into commercial production.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are no longer affected by changes in market interest rates as our variable interest rate debt has been paid off (See Item 1. Financial Statements, Note H – Financing Arrangements). At June 30, 2007, our only outstanding debt is the mortgage on our Decatur property which is set at a fixed rate of 7.375%.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
     In the second fiscal quarter ended June 30, 2007, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 16, 2007.

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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of June 30, 2007, we are aware of the sale of 9,812,012 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
     For the quarter ended June 30, 2007, we issued the following equity securities: (i) On April 2, 2007, a warrantholder exercised warrants to purchase 200,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $150,000, (ii) On June 20, 2007, a warrantholder exercised warrants to purchase 555,556 shares of our common stock at an exercise price of $3.50 per share in exchange for cash of $1,944,446, (iii) On June 29, 2007, a warrantholder exercised warrants to purchase 20,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $15,000. The issuance of the common stock upon exercise of the warrants described herein was exempt from registration requirements under the Securities Act pursuant to Section 4(2) thereof, because none of the transactions thereof involved a public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2007 annual meeting of shareholders was held on May 24, 2007. At that meeting, the following proposals were approved:
1. The election of the following seven directors to our Board of Directors:

Nominee	Votes “For”	Votes “Withheld”
John N. Kapoor, Ph.D.	74,126,928	538,002
Arthur S. Przybyl	74,136,039	528,891
Jerry N. Ellis	74,568,408	96,522
Ronald M. Johnson	74,483,019	181,911
Jerry I. Treppel	74,430,100	234,830
Subhash Kapre, Ph.D.	73,988,541	676,389
Randall J. Wall	74,570,608	94,322
2. The ratification of the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as our registered public accounting firm for the fiscal year ending December 31, 2007. A total of 74,615,440 votes were cast in favor of this proposal, 36,206 votes were cast against, and there were 13,284 abstentions.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amended and Restated By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amendment to By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.1 to the Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

(3.4)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006.

(3.5)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

(4.1)	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.2)	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.3)	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.4)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.5)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.6)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.7)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.8)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.9)	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.10)	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.11)	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to

Exhibit No.	Description
Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.12)	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004.

(4.13)	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.14)	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.15)	Form of Securities Purchase Agreement dated March 1, 2006 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed March 7, 2006.

(4.16)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(4.17)	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

(10.1)	2007 Management Bonus Objectives, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed April 23, 2007.

(10.2)*	Amendment to Credit Agreement dated August 8, 2007 between Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date:August 8, 2007