Form 10-Q
period 2007-09-30
AKORN INC
filed 2007-11-08
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
Yes ☐ No ☑
     At October 31, 2007 there were 87,742,613 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,260	$21,818
Trade accounts receivable (less allowance for doubtful accounts of $3 and $3, respectively)	5,645	4,781
Inventories	19,749	11,734
Prepaid expenses and other current assets	721	1,321

TOTAL CURRENT ASSETS	36,375	39,654
PROPERTY, PLANT AND EQUIPMENT, NET	32,648	33,486
OTHER LONG-TERM ASSETS
Intangibles, net	7,860	8,825
Other	993	118

TOTAL OTHER LONG-TERM ASSETS	8,853	8,943

TOTAL ASSETS	$77,876	$82,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current installments of debt	$309	$394
Trade accounts payable	12,038	4,719
Accrued compensation	944	1,849
Customer accrued liabilities	235	391
Accrued expenses and other liabilities	1,362	2,900

TOTAL CURRENT LIABILITIES	14,888	10,253
LONG-TERM LIABILITIES
Long-term debt, less current installments	—	208
Product warranty liability	1,308	1,308

TOTAL LONG-TERM LIABILITIES	1,308	1,516

TOTAL LIABILITIES	16,196	11,769

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 87,730,355 and 85,990,964 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	157,887	150,250
Warrants to acquire common stock	2,795	4,862
Accumulated deficit	(99,002)	(84,798)

TOTAL SHAREHOLDERS’ EQUITY	61,680	70,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,876	$82,083

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenues	$15,814	$14,490	$39,187	$56,695
Cost of sales	12,846	8,539	30,844	34,056

GROSS PROFIT	2,968	5,951	8,343	22,639
Selling, general and administrative expenses	5,362	4,226	15,793	13,379
Amortization and write-down of intangibles	338	345	1,015	1,046
Research and development expenses	2,135	2,649	6,307	6,815

TOTAL OPERATING EXPENSES	7,835	7,220	23,115	21,240

OPERATING (LOSS) INCOME	(4,867)	(1,269)	(14,772)	1,399
Interest income/(expense) - net	140	230	568	(855)
Debt Retirement Expense	—	—	—	(391)
Other income/(expense)	—	(28)	1	(57)

(LOSS)/INCOME BEFORE INCOME TAXES	(4,727)	(1,067)	(14,203)	96
Income tax provision	—	—	1	—

NET (LOSS)/INCOME	(4,727)	(1,067)	(14,204)	96
Preferred stock dividends and adjustments	—	(182)	—	(742)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,727)	$(1,249)	$(14,204)	$(646)

NET LOSS PER SHARE:
BASIC	$(0.05)	$(0.02)	$(0.16)	$(0.01)

DILUTED	$(0.05)	$(0.02)	$(0.16)	$(0.01)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	87,651	76,420	86,971	71,050

DILUTED	87,651	76,420	86,971	71,050

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
UNAUDITED
(In Thousands)
Nine Months Ended September 30, 2007

					Warrants to	Retained
			Series A	Series B	acquire	Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$—	$—	$4,862	$(84,798)	$70,314
Net loss	—	—	—	—	—	(14,204)	(14,204)
Exercise of warrants into common stock	1,305	4,574	—	—	(2,067)		2,507
Exercise of stock options	293	853	—	—	—	—	853
Employee stock purchase plan issuances	26	171	—	—	—	—	171
Amortization of deferred compensation related to restricted stock awards	—	479	—	—	—	—	479
Restricted Stock Awards withheld for payment of employee tax liability	115	(445)	—	—	—	—	(445)
FAS123R share based payment expense	—	2,005	—	—	—	—	2,005

BALANCES AT SEPTEMBER 30, 2007	87,730	$157,887	$—	$—	$2,795	$(99,002)	$61,680

Nine Months Ended September 30, 2006

					Warrants to	Retained
			Series A	Series B	acquire	Earnings
	Common Stock		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033
Net income	—	—	—	—	—	96	96
Preferred stock dividends earned	—	—	55	435	—	(490)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	252	—	—	—	(252)	—
Conversion of preferred stock into common stock	38,123	30,626	(27,287)	(3,339)	—	—	—
Exercise of warrants into common stock	5,682	9,418	—	—	(8,205)	—	1,213
Conversion of convertible notes into common stock	3,540	7,298	—	—	—	—	7,298
Net proceeds from issuance of common stock and warrants	5,312	19,800	—	—	1,821	—	21,621
Stock issuance under stock option and stock purchase plans	724	606	—	—	—	—	606
Amortization of deferred compensation related to restricted stock awards	—	498	—	—	—	—	498
FAS123R share based payment expense	—	1,026	—	—	—	—	1,026

BALANCES AT SEPTEMBER 30, 2006	81,000	$136,863	$—	$7,854	$7,312	$(78,638)	$73,391

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)
See notes to condensed consolidated financial statements

	NINE MONTHS
	ENDED SEPTEMBER 30
	2007	2006
OPERATING ACTIVITIES
Net (loss)/income	$(14,204)	$96
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	3,273	2,444
Amortization of debt discounts	—	1,059
Non-cash stock compensation expense	2,484	1,524
Changes in operating assets and liabilities:
Trade accounts receivable	(864)	(3,717)
Inventories	(8,015)	(142)
Prepaid expenses and other current assets	(275)	218
Trade accounts payable	7,319	(1,007)
Product warranty liability	—	1,131
Accrued customer liability	(156)	403
Accrued expenses and other liabilities	(2,443)	(137)

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(12,881)	1,872
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,420)	(3,571)
Purchase of intangible assets	(50)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,470)	(3,571)
FINANCING ACTIVITIES
Repayment of long-term debt	(293)	(3,009)
Proceeds from common stock and warrant offering	—	21,621
Proceeds from warrants exercised	2,507	1,213
Proceeds under stock option and stock purchase plans	579	606

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,793	20,431

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(11,558)	18,732
Cash and cash equivalents at beginning of period	21,818	791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,260	$19,523

Amount paid for interest	$43	$577
Amount paid for income taxes	$3	$2

Note 1:	In March 2006, $7,298 in principal and interest related to convertible notes was retired by conversion to the common stock of Akorn, Inc. (See Note H – Financing Arrangements)

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — BUSINESS AND BASIS OF PRESENTATION
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”), manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, Strides Arcolab Limited (“Strides”), formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and Akorn (New Jersey), Inc. Intercompany transactions and balances have been eliminated in consolidation.
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these financial statements. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.
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
     Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first nine months of 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
     Stock option compensation expense of $496,000 and $2,005,000 was recognized during the three and nine-month periods ended September 30, 2007. Stock option compensation expense of $325,000 and $1,026,000 was recognized during the three and nine-month periods ended September 30, 2006. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
     As of September 30, 2007, the total amount of unrecognized compensation cost related to nonvested stock options was $3,696,000 which is expected to be recognized as expense over a weighted-average period of 2.1 years.
     The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006
	(SFAS 123(R))	(SFAS 123 (R))
Expected Volatility	43%	52%
Expected Life (in years)	4.0	3.5
Risk-free interest rate	4.4%	4.8%
Dividend yield	—	—
Fair value per stock option	$2.76	$1.60
Forfeiture Rate	10%	10%

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine-month period ended September 30, 2007 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2007	3,155	$3.22
Granted	2,249	$6.34
Exercised	(293)	$2.91
Forfeited	(123)	$5.36

Outstanding at September 30, 2007	4,988	$4.59	3.1	$14,445

Exercisable at September 30, 2007	2,480	$3.25	2.1	$10,515

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the three and nine-month periods ended September 30, 2007 was $620,000 and $1,165,000, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $321,000 and $853,000 during the three and nine-month periods ended September 30, 2007.
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company has not granted restricted stock awards during 2007. As of September 30, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $700,000. The Company recognized compensation expense of $110,000 and $479,000 during the three and nine-month periods ended September 30 2007, related to outstanding restricted stock awards. The Company recognized compensation expense of $221,000 and $498,000 during the three and nine-month periods ended September 30, 2006, respectively, related to outstanding restricted stock awards.
     The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2006	350	$5.05
Granted	—	—
Vested	(175)	$5.05
Canceled	—	—

Nonvested at September 30, 2007	175	$5.05

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
     Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Gross Accounts Receivable	$18,976	$15,827
Less:
Allowance for Doubtful Accounts	(3)	(3)
Returns Reserve	(1,271)	(2,437)
Discount and Allowances Reserve	(340)	(236)
Chargeback and Rebates Reserves	(11,717)	(8,370)

Net Trade Accounts Receivable	$5,645	$4,781

     For the three-month periods ended September 30, 2007 and 2006, the Company recorded chargeback and rebate expense of $8,221,000 and $7,898,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, the Company recorded chargeback and rebate expense of $23,911,000 and $19,641,000, respectively. This increase was primarily due to increased sales to wholesalers in 2007.
     For the three-month period ended September 30, 2007, the Company recorded a recovery for product returns of $(166,000). For the three-month period ended September 30, 2006, the Company recorded a provision for product returns of $1,335,000. For the nine-month periods ended September 30, 2007 and 2006, the Company recorded a provision for product returns of $324,000 and $2,942,000, respectively. The decrease in the provision and reserve in 2007 was to recognize significantly improved customer returns experience in the period as the Company has worked with key customers to improve inventory rotation and reduce product expiration returns.
     For the three-month periods ended September 30, 2007 and 2006, the Company recorded a net provision for doubtful accounts of $2,000 and a net benefit of $9,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, the Company recorded a net benefit for doubtful accounts of $5,000 and $97,000, respectively.
     For the three-month periods ended September 30, 2007 and 2006, the Company recorded a provision for cash discounts of $348,000 and $380,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, the Company recorded a provision for cash discounts of $955,000 and $1,332,000, respectively. This decrease primarily related to a cash discount for a large sale of the Company’s radiation antidote products in the March 2006 period.

NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Finished goods	$7,610	$2,923
Work in process	2,285	1,293
Raw materials and supplies	9,854	7,518

	$19,749	$11,734

     Inventory at September 30, 2007 and December 31, 2006 is reported net of reserves for slow-moving, unsalable and obsolete items of $854,000 and $510,000, respectively, primarily related to finished goods. For the three-month periods ended September 30, 2007 and 2006, the Company recorded a provision of $522,000 and $190,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, the Company recorded a provision of $761,000 and $390,000, respectively. Finished Goods inventories of the recently launched Tetanus Diphtheria vaccine product were $3,400,000 at September 30, 2007.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Land	$396	$396
Buildings and leasehold improvements	18,089	18,071
Furniture and equipment	38,448	37,826
Automobiles	55	55

Sub-total	56,988	56,348
Accumulated depreciation	(30,895)	(28,637)

	26,093	27,711
Construction in progress	6,555	5,775

Property, Plant, & Equipment, net	$32,648	$33,486

     Construction in progress primarily represents capital expenditures related to the Company’s lyophilization (freeze-dry) project. Future costs are estimated to be less than $100,000. The Company is awaiting a final decision by the U.S. Food and Drug Administration (“FDA”) on the status of the lyophilization operations following the FDA’s inspection of the Decatur facility in July/August 2007. The timing and outcome of the FDA’s action cannot be predicted with certainty. (See Note L — Commitments and Contingencies). There can be no assurance the Company will realize the anticipated benefits from its investment into lyophilization capability and, if not, material impairment charges may be required.
     NOTE H — FINANCING ARRANGEMENTS
     The Company’s long-term debt consists of (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
Mortgages payable	$309	$602
Less current installments of debt	(309)	(394)

Long-term debt	$—	$208

     On September 30, 2005, the Company renewed its credit agreement (the “Credit Facility”) with LaSalle Bank National Association (“LaSalle Bank”). The renewal extended the existing Credit Facility until September 30, 2008 and increased the Revolving Commitment amount (the “Revolver”) from $5,000,000 to $10,000,000, as well as made modifications of prior existing covenants and the addition of a tangible net worth financial covenant. The borrowing rate was reduced to the LaSalle Bank prime rate (7.75% at September 30, 2007) plus 0.50%. On September 30, 2007, the Company had $10,000,000 of undrawn availability under the Credit Facility, which is based on its level of accounts receivable, inventory and certain equipment as of September 30, 2007. There was no borrowing against the Revolver at September 30, 2007.
     On August 8, 2007, the Company entered into an Amendment to Credit Agreement with LaSalle Bank (the “Amendment”). Among other things, the Amendment added certain financial covenants and adjusted the definitions EBITDA, Borrowing Base and Revolving Commitment Amount. The Amendment also included the option, subject to additional underwriting review, to increase the maximum borrowings under the Revolver to $20,000,000 over the life of the Credit Facility, which expires in September 2008.
     On November 2, 2007, the Company entered into an Amendment to Credit Agreement with LaSalle Bank (the “November Credit Amendment”). Among other things, the November Credit Amendment increased the revolving commitment amount from $10,000,000 to $15,000,000 under the Credit Facility and amended certain covenants of the parties set forth in the Credit Facility. The description of the November Credit Amendment herein is only a summary and is qualified in its entirety by the full text of such November Credit Amendment, which is filed as an exhibit hereto and is incorporated by reference herein.
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
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $309,000 and $602,000 at September 30, 2007 and December 31, 2006, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
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
NOTE J — EARNINGS PER COMMON SHARE
Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect of convertible preferred stock, stock options, warrants and convertible debt using the treasury stock and if converted methods. However, for the three and none-month periods ended September 30, 2007 and 2006, the assumed exercise or conversion of any of these securities would have been anti-dilutive; and, accordingly, the diluted loss per share equals the basic loss per share for that period.
     The number of such shares as of September 30, 2007 and September 30, 2006 subject to warrants, convertible debt, and convertible preferred stock was 2,015,000 and 7,060,000, respectively. The number of such shares as of September 30, 2007 and September 30, 2006 subject to stock options and restricted stock awards was 5,163,000 and 4,076,000, respectively.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES
Ophthalmic	$5,001	$6,139	$13,111	$15,649
Hospital Drugs & Injectables	9,360	6,028	19,981	35,029
Contract Services	1,453	2,323	6,095	6,017

Total revenues	$15,814	$14,490	$39,187	$56,695

GROSS PROFIT
Ophthalmic	$1,123	$2,198	$2,445	$5,483
Hospital Drugs & Injectables	1,425	3,070	4,411	15,437
Contract Services	420	683	1,487	1,719

Total gross profit	2,968	5,951	8,343	22,639
Operating expenses	7,835	7,220	23,115	21,240

Operating (loss)/income	(4,867)	(1,269)	(14,772)	1,399
Interest & Other income (expense)	140	202	569	(912)
Debt Retirement expense	—	—	—	(391)

(Loss)/Income before income taxes	$(4,727)	$(1,067)	$(14,203)	$96

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
     On March 29, 2007, the Company received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of its Decatur, Illinois manufacturing facility conducted September 12-29, 2006. The Warning Letter cited violations of the current Good Manufacturing Practice (“cGMP”) regulations. The Warning Letter stated that failure to promptly correct the cited violations may result in legal action without further notice, including, without limitation, seizure and injunction. It also stated that approval of pending new drug applications may be withheld until the violations are corrected and that a subsequent confirmatory FDA inspection may be made. The Company responded to the Warning Letter on April 19, 2007 providing clarifying information and describing corrective actions planned and/or completed.

     The Warning Letter has not interrupted or delayed the manufacture and distribution of the Company’s Decatur products currently approved by the FDA. However, it has resulted in the delay of the FDA’s approval of the Company’s Decatur lyophilization operations and, consequently, delayed the commercial re-launch of IC-Green. The Company has obtained FDA approval of an alternate contract manufacturer for IC-Green. The Company is dependent upon timely deliveries from this contract manufacturer to eliminate its backorder level for IC-Green which was approximately $1,300,000 as of September 30, 2007.
     Following the Warning Letter, the FDA conducted another inspection of the Decatur facility from July 23 to August 17, 2007. The inspection was to determine if the Company had corrected the violations cited in the Warning Letter and to determine if the Company’s lyophilization operations could be approved for the manufacture of products subject of pending new drug applications. The FDA investigators identified a number of observations representing potential violations of the cGMP regulations. The Company submitted comprehensive responses to these observations on September 28, 2007 and has requested to meet with FDA officials. The FDA has not yet communicated its conclusion relative to the inspectional observations. It is not possible to determine what actions the FDA may or may not take if it concludes that the company is not in compliance. These actions could include, among others, another inspection, a new warning letter, seizure and/or injunction and further continued delay in obtaining approvals of new drug applications.
     The Company recorded product warranty expense of zero for the three months ended September 30, 2007 and September 30, 2006. For the nine months ended September 30, 2007 and September 30, 2006, the Company recorded product warranty expense of zero and $1,131,000, respectively, and recognized the corresponding long-term liability for its obligation pertaining to the sale of two injectable radiation antidotes (“DTPA”) to the United States Department of Health and Human Services (“HHS”). This obligation provides that the Company will guarantee the stability of the injectable radiation antidotes to HHS for a period of ten years from the shipment date. In the event either of these two products does not retain its stability during this ten-year period, the Company is obligated to replace the product at no cost to HHS. Our supplier, Hameln Pharmaceuticals, will also share this cost if we do not meet the DTPA stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, we will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
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
     The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.
     Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments. The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events. Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement. None of the contingent milestone payments or minimum royalty payments is individually material to the Company. These costs, when realized, will be reported as part of Research & Development or as a component of Cost of Sales in the Company’s Condensed Consolidated Statement of Operations.
     The table below summarizes contingent potential milestone payments and minimum royalty payments for the fourth quarter 2007 and the periods 2008 and beyond assuming all such contingencies occur.
     Table of Contingent Payments to Strategic Partners (in thousands):

For the three months ended 12/31/07	$285
For the year ended 12/31/08	$3,806
For the year ended 12/31/09	$1,915
For the year ended 12/31/10	$1,279
For the year ended 12/31/11	$—
For the year ended 12/31/12	$1,000

NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 63% and 71% of the Company’s gross revenues and 50% and 58% of net revenues for the three months ended September 30, 2007 and 2006, respectively. They accounted for approximately 62% and 78% of the gross accounts receivable balances as of September 30, 2007 and 2006, respectively. These three customers accounted for 72% and 49% of the Company’s gross revenues and 51% and 32% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. The Company’s major customer for the nine month period ended September 30, 2006 was the United States Department of Health and Human Services (“HHS”) which purchased $21,962,000 of the Company’s injectable radiation antidote products during the first quarter of 2006.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     For the three months ended September 30, 2007, the University of Massachusetts, as represented by the Massachusetts Biological Laboratories (“MBL”) (vaccine product), accounted for 80% of the Company’s purchases, while no supplier of products accounted for more than 10% of the Company’s purchases in the three months ended September 30, 2006. For the nine months ended September 30, 2007, MBL (vaccine product) and Alcan Inc. (packaging materials) accounted for 43% and 10%, respectively, of the Company’s purchases. For the nine months ended September 30, 2006, Hameln Pharmaceuticals GmbH (injectable radiation antidote products) accounted for 15% of the Company’s purchases.
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
NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, accounting in interim periods, financial statement classification and disclosure.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO 2006
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Ophthalmic segment	$5,001	$6,139
Hospital Drugs & Injectables segment	9,360	6,028
Contract Services segment	1,453	2,323

Total revenues	$15,814	$14,490

     Consolidated revenues increased by $1,324,000 or 9.1% in the quarter ended September 30, 2007 compared to the same period in 2006 mainly due to the introduction of $4,734,000 in vaccine revenues in September 2007. Ophthalmic segment revenues decreased by $1,138,000 or 18.5% due to lower sales of diagnostic ophthalmic products and customer backorders for IC-Green. Hospital Drugs & Injectables segment revenues increased by $3,332,000 or 55.3% mainly due to the vaccine revenues as discussed above, partially offset by decreased sales of antidote products in 2007. Our contract services segment revenues decreased by $870,000 or 37.5% due to reduced orders from various contract customers and delays in start-up with new customers.
     Consolidated gross profit was $2,968,000 or 18.8 % for the third quarter of 2007 as compared to a gross profit of $5,951,000 or 41.1% in the same period a year ago mainly due to the sales mix and volume variation matters for each segment discussed above and introductory pricing levels for the multi-dose Tetanus Diphtheria vaccine product combined with increased unfavorable manufacturing variances at our Decatur and Somerset facilities. This was primarily due to additional production shutdown time incurred at our two manufacturing locations. We continue to seek margin enhancement opportunities through our product offerings as well as through efficiencies and cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $1,136,000 or 26.9%, during the quarter ended September 30, 2007 as compared to the same period in 2006. The key components of this increase in 2007 were the addition of 19 field and vaccine sales representatives and related selling expenses of $558,000, along with an increase in administrative compensation expense including SFAS 123(R) stock option compensation expense of $611,000.
     Research and development (“R&D”) expense decreased $514,000 or 19.4% in the quarter, to $2,135,000 from $2,649,000 for the same period in 2006, mainly due to a reduction in validation testing and development of our lyophilization processes which was partially offset by an increase in personnel and spending for new product development.
     Interest income for the third quarter of 2007 was $140,000 versus interest income of $230,000 for the same period in 2006 due to lower average balances on short-term investments.
     For the three month period ended September 30, 2007, there was no federal or state income tax provision.
     We reported a net loss of $4,727,000 for the three months ended September 30, 2007, versus a net loss of $1,249,000 for the same period in 2006 mainly due to unfavorable plant manufacturing variances and higher cost of goods sold and SG&A expenses as discussed above.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO 2006
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
Ophthalmic segment	$13,111	$15,649
Hospital Drugs & Injectables segment	19,981	35,029
Contract Services segment	6,095	6,017

Total revenues	$39,187	$56,695

     Consolidated revenues decreased $17,508,000 or 30.9% for the nine months ended September 30, 2007 compared to the same period in 2006, mainly due to the $21,962,000 of first quarter sales of injectable radiation antidote products (“DTPA”) to the United States Department of Health and Human services (“HHS”) in 2006, partially offset by the addition of $4,734,000 in vaccine sales during the third quarter of 2007. Ophthalmic segment revenues decreased $2,538,000 or 16.2%, as a result of customer backorders for IC-Green, which totaled $1,300,000 as of September 30, 2007. Hospital Drugs & Injectables segment revenues decreased by $15,048,000 or 43.0% mainly due to the 2006 DTPA sales as mentioned above which was partially offset by the introduction of vaccine sales. Our contract services segment revenues increased by $78,000 or 1.3% mainly due to orders from new customers offsetting reduced orders received from prior existing customers.

     Year-to-date consolidated gross profit was $8,343,000 or 21.3% for 2007 as compared to a gross profit of $22,640,000 or 39.9% for the same period a year ago mainly due to the sales volume variation matters for each segment discussed above and unfavorable manufacturing variances at our Decatur and Somerset facilities due to below standard production yields and underutilization of our manufacturing capacities. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses increased by $2,414,000 or 18.0%, for the year to date period ended September 30, 2007 as compared to the same period in 2006. The key components of this increase in 2007 were the addition of 19 field and vaccine sales representatives and related selling expenses of $988,000 along with increased administrative compensation expense including SFAS 123(R) stock option expense of $1,574,000.
     R&D expense decreased $508,000 or 7.5% for the nine months ended September 30, 2007, to $6,307,000 from $6,815,000 for the same period in 2006. The key components of this decrease in 2007 were a decrease in the lyophilization facility validation expense of $2,377,000 partially offset by increases in product development test batch expense of $975,000 and strategic partner milestone payments of $609,000.
     Interest income for the nine month period ended September 30, 2007 was $568,000 versus interest expense of $855,000 for the same period in 2006 as we retired our subordinated and convertible debt instruments in early 2006 and invested our cash proceeds from our operations and the March 2006 common stock and warrant offering in short-term interest bearing certificates of deposit.
     For the nine-month period ended September 30, 2007, there was no federal income tax provision and a $1,000 state income tax provision. There was no federal or state tax provision for the same period in 2006.
     We reported a net loss of $14,204,000 for the nine months ended September 30, 2007, versus net income of $96,000 for the same period in 2006 mainly due to the decreased sales volumes, unfavorable plant manufacturing variances and higher SG&A expenses as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the nine-month period ended September 30, 2007, we used $12,881,000 in cash from operations, primarily due to the $14,204,000 net loss, an $8,015,000 build in inventories (primarily vaccines and materials for new products), and also reduced compensation, royalty, and other liabilities of $2,599,000. This was partially offset by non-cash expenses of $5,757,000 for the period and higher payables of $7,319,000. Investing activities generated a $1,470,000 reduction in cash flow mainly due to capital expenditures for production equipment. Financing activities provided $2,793,000 in cash, primarily due to $2,507,000 in proceeds from warrant exercises.
     During the nine-month period ended September 30, 2006, we generated $1,872,000 in cash provided from operations, primarily due to non-cash expenses of $5,027,000 for the period, offset by a $3,251,000 change in working capital items mainly due to higher receivables levels with wholesalers. Investing activities generated a $3,571,000 reduction in cash flow mainly due to capital expenditures for production equipment, including an early buyout of our Serail Lyophilization equipment operating lease from National City Leasing Corporation for $1,505,000. Financing activities provided $20,431,000 in cash, primarily due to the $18,078,000 net proceeds from the March 2006 common stock and warrants offering and the $3,542,000 net proceeds from the offering to the Serum Institute of India, Ltd. (“Serum”) (see Item 1. Financial Statements, Note I - Common Stock Issuance), along with proceeds of $1,819,000 from stock option and warrant exercises, offset by $2,767,000 repayment of long-term debt. In addition, on March 31, 2006, $7,298,000 in principal and accrued interest on certain outstanding convertible notes was retired by conversion into 3,540,281 shares of our common stock (see Item 1. Financial Statements, Note H - Financing Arrangements).
     As of September 30, 2007, we had $10,260,000 in cash and $10,000,000 of undrawn availability under our Credit Facility with LaSalle Bank which is based on our level of accounts receivable and inventory and certain equipment. There was no borrowing against the Revolver at September 30, 2007.
     On August 8, 2007, we entered into an Amendment to Credit Agreement with LaSalle Bank (the “Amendment”). Among other things, the Amendment added certain financial covenants and adjusted the definitions EBITDA, Borrowing Base and Revolving

Commitment Amount. The Amendment also included the option, subject to additional underwriting review, to increase the maximum borrowings under the Revolver to $20,000,000 over the life of the Credit Facility, which expires in September 2008.
     On November 2, 2007, we entered into an Amendment to Credit Agreement with LaSalle Bank (the “November Credit Amendment”). Among other things, the November Credit Amendment increased the revolving commitment amount from $10,000,000 to $15,000,000 under the Credit Facility and amended certain covenants of the parties set forth in the Credit Facility. The description of the November Credit Amendment herein is only a summary and is qualified in its entirety by the full text of such November Credit Amendment, which is filed as an exhibit hereto and is incorporated by reference herein.
     During November 2007, Serum will increase their equity position in Akorn. We shall sell 1,000,000 shares of our common stock to Serum at the then current market price in a private placement pursuant to a separate Securities Purchase Agreement.
Facility Expansion
     We are in the process of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services. As of September 30, 2007, we had spent approximately $22,595,000 on the lyophilization expansion and anticipate the need to spend less than $100,000 of additional funds to complete the expansion. The additional spending will be focused on lyophilization validation as the major capital equipment items are currently in place. In December 2006, we placed the sterile solutions portion of this operation in service which augments our existing production capacities. The remaining $5,357,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final review and a Pre-Approval Inspection (“PAI”) by the U.S. Food and Drug Administration (“FDA”) for us to place this equipment into commercial production (see Item 1. Financial Statements, Note L - Commitments and Contingencies).
     We are working toward the development of an internal Abbreviated New Drug Application (“ANDA”) lyophilized product pipeline and expect manufacturing capabilities for lyophilized products to be in place contingent upon a successful PAI being conducted by the FDA. However, there is no guarantee that we will be successful in completing development of lyophilization capability, or that other intervening events will not occur that reduce or eliminate the anticipated benefits from such capability. For instance, the market for lyophilized products could significantly diminish or be eliminated, or new technological advances could render the lyophilization process obsolete, prior to our entry into the market. There can be no assurance that we will realize the anticipated benefits from our significant investment into lyophilization capability at our Decatur manufacturing facility, and our failure to do so could significantly limit our ability to grow our business in the future.
     Our ability to successfully remediate the issues raised in the Warning Letter and address subsequent observations by the FDA will impact the timing of the PAI and the start date for commissioning the lyophilization facility. We expect that the FDA inspection which commenced July 23, 2007 will address the PAI of the lyophilization facility. The commissioning of the lyophilization facility is contingent upon a successful PAI.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in the application of the critical accounting policies since December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, accounting in interim periods, financial statement classification and disclosure.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are no longer affected by changes in market interest rates as our variable interest rate debt has been paid off (See Item 1. Financial Statements, Note H — Financing Arrangements). At September 30, 2007, our only outstanding debt is the mortgage on our Decatur property which is set at a fixed rate of 7.375%.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting
     In the third fiscal quarter ended September 30, 2007, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of September 30, 2007, we are aware of the sale of 10,401,212 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.

     For the quarter ended September 30, 2007, we issued the following equity securities: (i) On August 6, 2007, a warrantholder exercised warrants to purchase 20,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $15,000. The issuance of the common stock upon exercise of the warrants described herein was exempt from registration requirements under the Securities Act pursuant to Section 4(2) thereof, because none of the transactions thereof involved a public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Portions of the exhibits marked with a (#) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amended and Restated By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amendment to By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.1 to the Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

(3.4)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006.

(3.5)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

(4.1)	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.2)	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.3)	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.4)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.5)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to New Credit Facility guaranty, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.6)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89 issued with respect to the Notes, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.7)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney issued with respect to the Notes, incorporated by reference to Exhibit 4.7 to the Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.8)	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd. issued with respect to the Notes, incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.9)	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003.

(4.10)	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

Exhibit No.	Description
(4.11)	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004.

(4.12)	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004.

(4.13)	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.14)	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(4.15)	Form of Securities Purchase Agreement dated March 1, 2006 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed March 7, 2006.

(4.16)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(4.17)	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

(10.1)	Amendment to Credit Agreement dated August 8, 2007 between Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 10-Q filed August 8, 2007.

(10.2)*	First Amendment to Sales and Marketing Agreement dated September 28, 2007, by and among Akorn-Strides, LLC, and Akorn, Inc.

(10.3)*	Sixth Amendment to OEM Agreement dated September 28, 2007 between Akorn-Strides, LLC and Strides Arcolab Limited.

(10.4)	Industrial Building Lease dated October 23, 2007 by and between CV II Gurnee LLC and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed October 29, 2007.

(10.5)#	Exclusive Memorandum of Understanding dated October 24, 2007 by and between Akorn, Inc. and Serum Institute of India Ltd., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed October 30, 2007.

(10.6)*	Amendment to Credit Agreement dated November 2, 2007, by and among LaSalle Bank National Association, Akorn, Inc. and Akorn (New Jersey), Inc.

(10.7)*	Note (Replacement Note) dated October 7, 2003, by Akorn, Inc. and Akorn (New Jersey), Inc. for the benefit of LaSalle Bank National Association, issued in connection with the Amendment to Credit Agreement dated November 2, 2007.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: November 8, 2007