Form 10-K
period 2007-12-31
AKORN INC
filed 2008-03-17
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-32360
AKORN, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA	72-0717400
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
2500 Millbrook Drive, Buffalo Grove, Illinois 60089
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (847) 279-6100
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, No Par Value	The NASDAQ Stock Market LLC
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2007 was approximately $211,106,507.
The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 7, 2008 was 89,116,592.
Documents incorporated by reference: Definitive Proxy Statement for the 2008 Annual Meeting incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Forward-Looking Statements and Factors Affecting Future Results
     Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, belief or expectations are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:
•	Our ability to comply with all of the requirements of the Food and Drug Administration, including current Good Manufacturing Practices regulations;

•	Our ability to obtain regulatory approvals for products manufactured in our new lyophilization facility;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-K and our other Securities and Exchange Commission filings.
     See “Item 1A. Risk Factors” on pages 9 through 15. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
     During the fiscal years ended December 31, 2005 and 2006 and for the nine months ended September 30, 2007, we had three reporting segments. Our reportable segments are based upon internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in SFAS No. 131, is our chief executive officer, or CEO. He oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information. In September 2007, we introduced our Tetanus-Diphtheria (“Td”) vaccine. This product, as well as other similar products we introduced since and plan to introduce, will be evaluated separately from our other reportable segments. As such, we have created a new reportable segment called biologics and vaccines as of the fourth quarter of 2007. Accordingly, we have modified our method of operating and evaluating our business units and, as a result, we modified our business reporting from three identifiable reporting segments to four segments in accordance with SFAS 131. This had no impact on prior year segment classifications.
     We classify our operations into four identifiable business segments, ophthalmic, hospital drugs & injectables, biologics & vaccines and contract services. These four segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 8. Financial Statements and Supplementary Data, Note L – “Segment Information.”
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
     Biologics & Vaccines Segment. We market adult Tetanus-Diphtheria (“Td”) vaccines and we are expanding into flu vaccine in 2008. We expect to add other vaccines produced by third party biologics manufacturers in the future. These vaccines are marketed directly to hospitals and physicians as well as through wholesalers and national distributors.
     Contract Services Segment. We manufacture products for third party pharmaceutical and biotechnology customers based on their specifications.
     Manufacturing. We have manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See Item 2. Properties. We manufacture a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for our ophthalmic, hospital drugs & injectables and contract services segments. Our Decatur facility manufactures products for all three of these segments. Our Somerset facility manufactures ophthalmic solutions and ointment products for our ophthalmic and hospital & injectables segments. We have added freeze-dried (lyophilized) manufacturing capabilities at our Decatur manufacturing facility and are currently validating the lyophilization equipment for commercial production. We intend to develop an internal Abbreviated New Drug Application (“ANDA”) lyophilized product pipeline. See Item 1A. Risk Factors – “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities.”
     Sales and Marketing. While we are working to expand our proprietary product base through internal development and external product licensing development, the majority of our current products are non-proprietary. We rely on our efforts in marketing, distribution, product development and low cost manufacturing to maintain and increase our market share.
     Our ophthalmic segment uses a three-tiered sales effort. Outside sales representatives sell directly to retina surgeons and ophthalmic group practices. In-house sales (telemarketing) and customer service (catalog sales) sell to office-based ophthalmic physicians and hospitals. A national accounts group contracts with wholesalers, retail chains and other group purchasing organizations that represent hospitals in the United States. We have a national accounts group and hospital field sales team that markets our hospital drugs and injectables segment. Our national accounts group, field sales, and telemarketing group handles marketing for our biologics and vaccine products. Contract services markets our contract manufacturing services through direct mail, trade shows and direct industry contacts.

     Research and Development. In June 2007, we filed a New Drug Application (“NDA”) for Akten®, our ophthalmic anesthetic product, and we are projecting an approval by the U.S. Food and Drug Administration (“FDA”) for this product in 2008. In 2007, we received two ANDA product approvals from the Office of Generic Drugs. As of December 31, 2007, we had 39 ANDA product submissions for generic pharmaceuticals under review at the Office of Generic Drugs: 17 from internal development and 22 from various strategic agreements with 5 external partners. In most, but not all, instances we own the ANDAs that are produced by our strategic partnerships. We plan to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing us to compete by marketing generic equivalents. For more information, see “Government Regulation” beginning on page eight.
     In 2004 we began to enter into strategic partnerships for the development and marketing of a number of products, a discussion of which is below:
     Under an agreement we entered into in 2004 with Strides Arcolab Limited (“Strides”), Akorn-Strides, LLC (the “Joint Venture Company”), of which we and Strides are both 50% owners, is developing patent-challenge products and ANDA products for the U.S. hospital and retail markets. We have each funded the Joint Venture Company with $1,500,000. See Item 8. Financial Statements and Supplementary Data, Note P – “Business Alliances” for more information. As our strategic partner, Strides is responsible for developing, manufacturing and supplying products that we will sell and market in the United States on an exclusive basis.
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
     On November 16, 2004, we entered into an Exclusive License and Supply Agreement with Hameln Pharmaceuticals (“Hameln”) for two Orphan Drug NDAs — Calcium-DTPA and Zinc-DTPA – which were both approved by the FDA in August 2004. These products are antidotes for the treatment of radioactive poisoning. Under the terms of the agreement, we paid a one-time license fee of 1,550,000 Euros ($2,095,000 at such time) for an exclusive license for five years, subject to extension for successive two-year periods. Orphan drug exclusivity status is granted by the FDA for a period of seven years from the date of approval of the NDA. Hameln manufactures both drugs, and we market and distribute both drugs in the United States and Canada. We share revenues 50:50, subject to adjustments. We pay any annual FDA establishment fees and for the cost of any post-approval studies. On December 30, 2005, we were awarded a $21,491,000 contract from the United States Department of Health and Human Services (“HHS”) for these products which we subsequently sold to HHS in March of 2006. In December 2006, we sold HHS an additional $3,502,000 while our 2007 sales were $1,812,000 for these antidote products, none of which were sales to HHS.
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
     On November 8, 2006, we entered into both a Development and Exclusive Distribution Agreement (the “Development and Exclusive Distribution Agreement”) and a Development Funding Agreement (“Development Funding Agreement” and together with the Development and Exclusive Distribution Agreement, the “Agreements”) with Serum. Under the Agreements, Serum has agreed to appoint us as the exclusive distributor for Rabies monoclonal antibody (the “Product”). In exchange for us receiving exclusive marketing and distribution rights for the Product to North, Central, and South America, we have agreed to help fund development of the Product through milestone payments. These milestone payments include the successful completion of Phase I, Phase II, and Phase III clinical trials and receipt of approval for a biologics license application from the FDA’s Center for Biologics Evaluation and Research. As the exclusive marketing and distribution partner of Serum for the Product in the Americas, we will receive 40% of the revenues from Product sales in North America and 50% of the revenues from Product sales in Central and South America. Also as part of the Development and Exclusive Distribution Agreement, Serum grants us the first option right to obtain exclusive marketing rights in North, Central, and South America for a second monoclonal antibody product, Anti-D human monoclonal antibody (“Anti-D”). The exclusive marketing rights for Anti-D would be consistent with the terms and conditions in the Agreements for the Product. Additionally, Serum has granted us the first option right to expand the territory in which it has exclusive rights to include Europe in exchange for minimum annual product sales requirements in Europe.

     On March 22, 2007, we entered into an Exclusive Distribution Agreement with Massachusetts Biological Laboratories (“MBL”) for distribution of Td vaccines. MBL manufactures the Td vaccine products and we market and distribute the Td vaccine products on an exclusive basis in the United States and Puerto Rico.
     Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of our personnel. No assurance can be given as to whether we will file NDAs, or ANDAs, when anticipated, whether we will develop marketable products based on any filings we do make, or as to the actual size of the market for any such products, or as to whether our participation in such market would be profitable. See “Government Regulation” on page eight and Item 1A. Risk Factors – “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities”.
     We also maintain a business development program that identifies potential product acquisition or product licensing candidates. We have focused our business development efforts on products that complement our existing product lines and that have few or no competitors in the market.
     At December 31, 2007, seventeen of our full-time employees were involved in product research and business development.
     Research and development costs are expensed as incurred. Such costs amounted to $7,850,000, $11,797,000, and $4,510,000, for the years ended December 31, 2007, 2006, and 2005, respectively.
     Patents, Trademarks and Proprietary Rights. We consider the protection of discoveries in connection with our development activities important to our business. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2007, we had received seven U.S. patents and had two additional U.S. patent applications pending and one international patent pending. The importance of these patents does not vary among our business segments.
     We also rely upon trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See Item 1A. Risk Factors — “Our patents and proprietary rights may not adequately protect our products and processes” for more information.
     Employee Relations. At December 31, 2007, we had 364 full-time employees, 298 of whom were employed by us and 66 by our wholly owned subsidiary, Akorn (New Jersey), Inc. The Joint Venture Company has no employees. We believe we enjoy good relations with our employees, none of whom are represented by a collective bargaining agent.
     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A. Risk Factors — “Our industry is very competitive. Additionally changes in technology could render our products obsolete” for more information.
     The companies that compete with our ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Novartis International AG and Bausch & Lomb, Inc. The ophthalmic segment competes primarily on the basis of price and service.
     The companies that compete with our hospital drugs & injectables segment include both generic and name brand companies such as Hospira, Inc., Teva Pharmaceutical Industries, APP Pharmaceuticals, Inc. and Baxter International, Inc. The hospital drugs & injectables segment competes primarily on the basis of price.
     Competitors in our biologics and vaccine market include Sanofi Aventis and GlaxoSmithKline plc. The vaccine segment competes primarily on the basis of price and service.
     Competitors in our contract services segment include Baxter International, Inc., Hospira, Inc. and Patheon, Inc. The contract services segment competes primarily on the basis of price and technical capabilities.

     Suppliers and Customers. In 2007 purchases from MBL represented 64% of our purchases, while in 2006 purchases from Hameln represented approximately 13% of our purchases and in 2005, purchases from Cardinal Health PTS, LLC accounted for approximately 17% of our purchases. In 2007, MBL was our sole supplier of Td vaccine for our vaccine segment, in 2006 Hameln was our sole supplier of DTPA for our hospital drugs & injectables segment, and in 2005 Cardinal Health PTS, LLC was our sole supplier of IC-Green in our ophthalmic segment. We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations.
     In 2007, our major sales were through the three large wholesale drug distributors noted below. In 2006, we sold $25,464,000 of our radiation DTPA antidote products to HHS which represented 36% of our sales in 2006. Three large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. Those distributors are:
•	AmerisourceBergen Corporation (“AmerisourceBergen”)

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Drug Company (“McKesson”).
     These three wholesale drug distributors accounted for approximately 67% of our total gross sales and 53% of our revenues in 2007, and 69% of our gross accounts receivable as of December 31, 2007. The difference between gross sales and revenue is that gross sales do not reflect the deductions for chargebacks, rebates and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for more information). The percentages of gross sales, revenue and gross trade receivables attributed to each of these three wholesale drug distributors for the years ended December 31, 2007 and December 31, 2006 were as follows:

	2007			2006
	Gross	Net	Gross Accounts	Gross	Net	Gross Accounts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable
AmerisourceBergen	22%	17%	36%	13%	9%	12%
Cardinal	25%	21%	25%	19%	13%	24%
McKesson	20%	15%	8%	18%	11%	17%
     AmerisourceBergen, Cardinal and McKesson are distributors of our products as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. We consider our business relationships with these three wholesalers to be in good standing and have fee for services contracts with Cardinal and McKesson. We have also established a fee for service contract with AmerisourceBergen, which began in January 2006. A change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A Risk factors – “We depend on a small number of distributors, the loss of any of which could have a material adverse effect” for more information.
     Backorders. As of December 31, 2007, we had approximately $802,000 of products on backorder as compared to approximately $737,000 of backorders as of December 31, 2006. We anticipate filling all current open backorders during 2008.

     Government Regulation. Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the FDA, the Drug Enforcement Administration (“DEA”), the Federal Trade Commission (“FTC”) and other federal, state and local agencies. The federal Food, Drug and Cosmetic Act (the “FDC Act”), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products that we manufacture and market. The FDA inspects drug manufacturers and storage facilities to determine compliance with its current Good Manufacturing Practices (“cGMP”) regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve NDAs and ANDAs and criminal prosecution. The FDA also has the authority to revoke approval of drug products.
     FDA approval is required before any drug can be manufactured and marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the filing of an ANDA. An ANDA does not, for the most part, require clinical studies since safety and efficacy have already been demonstrated by the product originator. However, the ANDA must provide data demonstrating the equivalency of the generic formulation in terms of bioavailability. The time required by the FDA to review and approve NDAs and ANDAs is variable and, to a large extent, beyond our control.
     FDA Warning Letter. On March 29, 2007, we received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of our Decatur, Illinois manufacturing facility conducted September 12-29, 2006. The Warning Letter cited violations of the cGMP regulations. The Warning Letter stated that failure to promptly correct the cited violations may result in legal action without further notice, including, without limitation, seizure and injunction. It also stated that approval of pending new drug applications may be withheld until the violations are corrected and that a subsequent confirmatory FDA inspection may be made. We responded to the Warning Letter on April 19, 2007 providing clarifying information and describing corrective actions planned and/or completed.
     The Warning Letter did not interrupt or delay the manufacture and distribution of our Decatur products already approved by the FDA. Per the FDA’s schedule for inspections, the Decatur site hosted a GMP/Pre-Approval Inspection (“PAI”) beginning July 23, 2007 through August 17, 2007. This FDA inspection was conducted in parallel with the FDA approval of an alternate contract manufacturer for IC-Green.
     The FDA inspection was to determine if we had corrected the violations cited in the Warning Letter and to determine if our lyophilization operations could be approved for the manufacture of products subject to pending new drug applications. The FDA investigators identified a number of observations representing potential violations of the cGMP regulations. We submitted comprehensive responses to these observations on September 28, 2007 and in correspondence received on December 20, 2007 from the Chicago District of the FDA, the FDA reported the satisfactory resolution of past cGMP issues and assigned a Voluntary Action Indicated status to the Decatur operation, thereby lifting the Warning Letter, approving the new lyophilization facility, and facilitating new product approvals.
     As a result of this inspection, we have been eligible for pending product approvals in our ophthalmic, ampoule, liquid vial and lyophilization production filling suites in our Decatur facility and have received two product approvals during the first quarter of 2008. The Decatur site continues to optimize its lyophilization process in order to maximize volume throughput. This optimization effort is due for completion in the second half of 2008.
     Product Recalls. There were no product recalls during 2007, 2006 or 2005.
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
     Foreign Sales. During 2007, 2006 and 2005, approximately $1,320,000, $1,104,000 and $3,666,000, respectively, of our revenues were from external customers located in foreign countries. The decline in volume is primarily due to one customer switching over to internally sourcing an ophthalmic product they had previously purchased from us in 2005.
     Seasonality. Most of our business segments do not experience significant seasonality other than flu vaccine products which we anticipate launching later in 2008.

     Government Contracts. None of our business segments are generally subject to renegotiation of profits or termination of contracts at the election of the Federal government.
     Available Information. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are available to the public at the website maintained by the SEC, http://www.sec.gov. We also make available, free of charge, through our web site at www.akorn.com, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.
Item 1A. Risk Factors.
We have experienced recent operating losses, working capital deficiencies and negative cash flows from operations, and these losses and deficiencies may continue in the future.
     Our recent operating losses may continue in the future and there can be no assurance that our financial outlook will improve. For the years ended December 31, 2007, 2006 and 2005, our operating losses were $19,815,000, $4,905,000 and $7,479,000, respectively. We generated a negative cash flow from operations in 2007 of $24,891,000, however we generated positive flows of $2,509,000 and negative flows of $148,000 in 2006 and 2005, respectively. If our results of operations do not improve we would have to implement a restructuring plan in order to preserve our cash flow and continue business operations.
We have invested significant resources in the development of lyophilization manufacturing capability, and we may not realize the benefit of these efforts and expenditures.
     We are in the final stages of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have. As of December 31, 2007, we had spent approximately $22,601,000 on the lyophilization facility expansion and anticipate the need to spend approximately $100,000 of additional funds which will primarily be used for testing and validation as the major capital equipment items are currently in place. In December 2006, we placed the sterile solutions portion of this operation in service which augments our existing production capacities. The remaining $5,364,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final validation testing for us to place this equipment into commercial production.
     We are working toward the development of an internal Abbreviated New Drug Application (“ANDA”) lyophilized product pipeline. However, there is no guarantee that we will be successful in completing development of lyophilization capability, or that other intervening events will not occur that reduce or eliminate the anticipated benefits from such capability. For instance, the market for lyophilized products could significantly diminish or be eliminated, or new technological advances could render the lyophilization process obsolete, prior to our entry into the market. There can be no assurance that we will realize the anticipated benefits from our significant investment into lyophilization capability at our Decatur manufacturing facility, and our failure to do so could significantly limit our ability to grow our business in the future.
We depend on a small number of distributors, the loss of any of which could have a material adverse effect.
     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. The following three distributors, AmerisourceBergen, Cardinal and McKesson, accounted for approximately 67% of total gross sales and 53% of total revenues in 2007, and 69% of gross trade receivables as of December 31, 2007. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products for many other companies. The loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations and lead to a violation of debt covenants. A change in purchasing patterns, inventory levels, increases in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue and results of operations.

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
Our growth and profitability is dependent on our ability to successfully market and distribute new products, including vaccine products, through various distribution channels.
     We continue to seek out and introduce new pharmaceutical/healthcare products. Our improved financial performance is dependent on new product introductions, such as the biologies and vaccine products discussed above. Any delays or an inability to successfully market and distribute such products may result in adverse financial consequences to our business.

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
     We were previously subject to an FDA Warning Letter which the FDA issued to us in October 2000 which was subsequently removed in 2005. In March 2007, we were again subject to a warning letter at our Decatur facility which was removed in December 2007. See Item 1. Business – “FDA Warning Letter”.
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
     The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. There were no product recalls in 2007, 2006 or 2005.
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
     The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. We have registered 72,785,437 shares held by certain of our investors for sale under registration statements on a Form S-1 and Form S-3 filed with the Securities and Exchange Commission (“SEC”). Sales of these shares on the open market could cause the price of our stock to decline.
Exercise of warrants and options may have a substantial dilutive effect on our common stock.
     If the price per share of our common stock at the time of exercise or conversion of any warrants or stock options is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Holders of our outstanding warrants and options would receive 6,908,743 shares of our common stock at a weighted average exercise price of $4.74 per share. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock which may result in substantial dilution of the existing ownership interests of our common shareholders.
We may issue preferred stock and the terms of such preferred stock may reduce the value of our common stock.
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

We experience significant quarterly fluctuation of our results of operations, which may increase the volatility of our stock price.
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
     As of March 7, 2008, the market price of our common stock exceeded $5.00 per share. However, there can be no guarantee that it will continue to do so. If our market price falls below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would have to recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     We own a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, we own a 55,000 square-foot manufacturing facility in Decatur, Illinois. Our Decatur facilities support all three of our segments. We added 10,000 square feet to our Decatur manufacturing facility to add the ability to provide lyophilization manufacturing services. Manufacturing capabilities for lyophilized products are projected to be in place by the second half of 2008. We currently do not need lyophilization capabilities, but such capabilities would give us the capability to manufacture additional products for our contract customers and allow us to pursue other ANDA products and to internally produce one of our outsourced products. As of December 31, 2007, we had spent approximately $22,601,000 on the lyophilization expansion and anticipate the need to spend approximately $100,000 of additional funds, which will be focused primarily on validation testing. In December 2006, we placed the building and sterile solutions portion of this operation ($17,237,000) in service which augments our existing production capacities. The remaining $5,364,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final validation testing for us to place this equipment into commercial production. We are working toward the development of an internal ANDA lyophilized product pipeline and expect manufacturing capabilities for lyophilized products to be in place by the second half of 2008.

     Our wholly owned subsidiary, Akorn (New Jersey) Inc. also leases approximately 50,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to our ophthalmic and hospital drugs and injectables segments.
     We do not have any idle manufacturing facilities, however, the capacity utilization at both our Decatur and Somerset facilities was approximately 70% and 100%, respectively, during the year ended December 31, 2007. We anticipate improved utilization rates at our Decatur facility for 2008 in line with the December 2007 FDA finding that we are in substantial compliance with cGMP regulations. We can produce approximately 65 batches per month if our Decatur and Somerset facilities are all operating at normal capacity. Operating the manufacturing facilities at the reduced level has led to lower gross margins due, in part, to unabsorbed fixed manufacturing costs.
     Our current space in Decatur is considered adequate to accommodate our manufacturing needs for the foreseeable future while we are expanding our manufacturing space at our Somerset production facility to accommodate new product growth.
     Since August 1998, our headquarters and certain administrative offices, as well as a finished goods warehouse, have been located in leased space at 2500 Millbrook Drive, Buffalo Grove, Illinois. We lease approximately 48,000 square feet and this lease ends in August 2008.
     We have signed a ten year lease for approximately 74,000 square feet in Gurnee, Illinois to accommodate our warehousing needs and new product development operations. We expect to relocate to this facility in the second quarter of 2008. We have also signed a ten year lease for approximately 34,000 square feet for our new headquarters location in Lake Forest, Illinois, which we will occupy in the second half of 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The following table sets forth, for the fiscal periods indicated, the high and low sales prices or closing bid prices for our common stock for the two most recent fiscal years and for the first quarter of our current fiscal year. On February 7, 2007 our common stock was listed on the NASDAQ Global Market under the symbol “AKRX” and continues to be listed there as of the date hereof. Before such listing, from November 24, 2004 until February 6, 2007, our common stock was listed for trading on the American Stock Exchange under the symbol “AKN.” From May 3, 2004 to November 23, 2004, our common stock was traded on the OTC Bulletin Board under the stock symbol “AKRN.OB.” The market represented by the OTC Bulletin Board is extremely limited and the price for our common stock traded on the OTC Bulletin Board is not necessarily a reliable indication of the value of our common stock. The quotations for the periods in which our common stock traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Trading prices are based on published financial sources, information received from the American Stock Exchange, OTC Bulletin Board and Reuters based on all transactions reported on the OTC Bulletin Board and Reuters. Prior to trading on the OTC Bulletin Board our common stock was traded on the Pink Sheets from June 25, 2002 until May 2, 2004.

	High	Low
Year Ending December 31, 2008
1st Quarter (through March 7, 2008)	$8.19	$5.26
Year Ended December 31, 2007
1st Quarter	$7.00	$5.00
2nd Quarter	7.73	6.10
3rd Quarter	8.00	6.42
4th Quarter	7.95	5.82
Year Ended December 31, 2006
1st Quarter	$5.55	$3.90
2nd Quarter	5.37	3.61
3rd Quarter	4.25	3.01
4th Quarter	6.61	3.40
     As of March 7, 2008, the market price of our common stock exceeded $5.00 per share. However, there can be no guarantee that it will continue to do so. If our market price falls below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would have to recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.
     As of March 7, 2008, we had 89,116,592 shares of common stock outstanding, which were held by approximately 514 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 7, 2008 was $5.36 per share. The transfer agent for our common stock is Computershare Investor Services, LLC, located at 2 North LaSalle Street, Chicago, Illinois 60602.
     We did not pay cash dividends in 2007, 2006, or 2005 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we are currently prohibited from making any dividend payment under the terms of our various financing relationships. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Financial Condition and Liquidity” beginning on page 21 for more information.
     We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this report.

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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of March 7, 2008, we are aware of the sale of 12,804,899 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
EQUITY COMPENSATION PLANS
Equity Compensation Plans Approved by Stockholders.
     Our stockholders approved each of the Akorn, Inc. 1988 Incentive Compensation Plan (“1988 Plan”), under which any of our officers or key employees was eligible to receive stock options as designated by our board of directors, and the Akorn, Inc. 1991 Stock Option (the “1991 Directors’ Plan”), under which options were issuable to our directors. The 1988 Plan expired on November 2, 2003 and the 1991 Directors Plan expired December 7, 2001. The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by the board of directors on November 6, 2003 and approved by our stockholders on July 8, 2004. On March 29, 2005, our board of directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by our stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. The aggregate number of shares of our common stock that may be issued pursuant to awards granted under the Amended 2003 Plan is 5,000,000. As of December 31, 2007, there were 3,126,374 options and 175,000 restricted stock awards outstanding under the Amended 2003 Plan.

     The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which our shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our security holders.

			Number of securities
			remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)
Equity Compensation plans approved by security holders:
1988 Plan	13,725	$0.90	—
2003 Plan	1,579,000	$2.55	—
2003 Amended Plan	3,126,374	$5.79	1,335,554

Total	4,894,099	$4.69	1,335,554

Item 6. Selected Financial Data
     The following table sets forth our selected consolidated financial information as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003.

	2007	2006	2005	2004	2003
OPERATIONS DATA (000’s)
Revenues	$52,895	$71,250	$44,484	$50,708	$45,491
Gross profit	11,400	26,880	14,944	18,202	12,148
Operating loss (1)	(19,815)	(4,905)	(7,479)	(368)	(6,276)
Interest and other income (expense) (2)	650	(1,055)	(1,113)	(2,650)	(6,220)
Pretax loss	(19,165)	(5,960)	(8,592)	(3,018)	(12,496)
Income tax provision (benefit)	3	3	17	8	(171)
Net loss	(19,168)	(5,963)	(8,609)	(3,026)	(12,325)
Preferred stock dividends and adjustments (3)	—	(843)	(4,082)	(34,436)	—
Net loss available to common stockholders	$(19,168)	$(6,806)	$(12,691)	$(37,462)	$(12,325)
Weighted average shares outstanding:
Basic	87,286	73,988	26,095	20,817	19,745
Diluted	87,286	73,988	26,095	20,817	19,745
PER SHARE
Equity	$0.74	$0.95	$1.57	$2.27	$0.58
Net loss:
Basic	(0.22)	(0.09)	(0.49)	(1.80)	(0.62)
Diluted	(0.22)	(0.09)	(0.49)	(1.80)	(0.62)
Price: High	8.00	6.61	4.91	4.30	2.35
Low	5.00	3.01	2.17	2.00	0.45
BALANCE SHEET (000’s)
Current assets	$45,722	$39,654	$15,694	$22,393	$10,595
Net property, plant & equipment	32,262	33,486	31,071	31,893	33,907
Total assets	86,966	82,083	57,095	66,922	59,415
Current liabilities, including debt in default (4)	21,000	10,253	15,460	11,160	11,959
Long-term obligations, less current installments (5)	1,308	1,516	602	8,436	36,065
Shareholders’ equity	64,658	70,314	41,033	47,326	11,391
CASH FLOW DATA (000’s)
From operating activities	$(24,891)	$2,509	$(148)	$(3,461)	$(1,932)
From investing activities	(2,184)	(4,377)	(1,857)	(838)	(1,743)
From financing activities	13,205	22,895	(1,314)	8,191	3,529
Change in cash and cash equivalents	(13,870)	21,027	(3,319)	3,892	(146)

(1)	Operating loss includes (in thousands): long-lived asset impairment charges of $2,037 in 2004.

(2)	Interest and other expense include the following (in thousands): (a) loss on exchange transaction of $3,102 in 2003 and (b) dividends and discount accretion related to our Series A Preferred Stock of $1,064 in 2004 and $589 in 2003. After the July 2004 shareholder approval relating to our Series A Preferred Stock, such dividends and accretion did not impact net income (loss) but continued to impact earnings (loss) per share until the Series A Preferred Stock was converted to shares of our common stock on January 13, 2006.

(3)	Pursuant to the July 2004 shareholder approval that resulted in our Series A Preferred Stock being recharacterized as equity rather than debt, dividends and adjustments related to our preferred stock, while not impacting net loss, do result in increased losses available to common stockholders when computing basic and diluted loss per share. A significant portion of these adjustments for 2004 relate to accreting the carrying value of the preferred stock up to its stated value.

(4)	Current liabilities include (in thousands) $3,250 of debt in default as of December 31, 2004. This debt was retired in 2005. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Financial Conditions and Liquidity”.

(5)	Long-term obligations include (in thousands) $21,132 of Series A Preferred Stock as of December 31, 2003. Pursuant to the July 2004 shareholder approval relating to our Series A Preferred Stock, these securities were reclassified into shareholders’ equity.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
     We have added key management personnel, including a new vice president of product development in 2007 and a new vice president of global quality in 2005. Management has reduced our cost structure, improved our processes and systems and implemented new controls over capital and operational spending. We anticipate sales growth through internal product development efforts, additional contract services opportunities which we are actively pursuing and ongoing progress we are achieving with our strategic partners on new products development. Management believes these activities will improve our results of operations, cash flow from operations and our future prospects.
     During the fiscal years ended December 31, 2005 and 2006 and for the nine months ended September 30, 2007, we had three reporting segments. Our reportable segments are based upon internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in SFAS No. 131, is our chief executive officer, or CEO. He oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information. In September 2007, we introduced our Tetanus-Diphtheria (“Td”) vaccine. This product, as well as other similar products we introduced since and plan to introduce, will be evaluated separately from our other reportable segments. As such, we have created a new reportable segment called biologics and vaccines as of the fourth quarter of 2007. Accordingly, we have modified our method of operating and evaluating our business units and, as a result, we modified our business reporting from three identifiable reporting segments to four segments in accordance with SFAS 131. This had no impact on prior year segment classifications.
     Our revenues are derived from sales of diagnostic and therapeutic pharmaceuticals by our ophthalmic segment, from sales of diagnostic and therapeutic pharmaceuticals by our hospital drugs and injectables segment, from sales of vaccines, and from contract services revenue.
     The following table sets forth the percentage relationships that certain items from our Consolidated Statements of Operations bear to revenues for the years ended December 31, 2007, 2006 and 2005.

	Years Ended
	December 31,
	2007	2006	2005
Revenues
Ophthalmic	35%	27%	51%
Hospital Drugs & Injectables	37	60	31
Biologics & Vaccines	14	—	—
Contract Services	14	13	18

Total revenues	100	100	100
Gross profit
Ophthalmic	7%	9%	18%
Hospital Drugs & Injectables	10	26	13
Biologics & Vaccines	1	—	—
Contract Services	4	3	3

Total Gross Profit	22	38	34
Selling, general and administrative expenses	41	26	37
Amortization and write-downs of intangibles	3	2	4
Research and development expenses	15	17	10

Operating loss	(37)	(7)	(17)
Net loss	(36)%	(8)%	(19)%
COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2007 AND 2006
     Consolidated revenues decreased 26%, or $18,355,000 for the year ended December 31, 2007 compared to the prior year, mainly due to the $25,464,000 of sales of injectable radiation antidote products (“DTPA”) to the United States Department of Health and Human services (“HHS”) in 2006, partially offset by the new product launch of vaccines in September 2007 which resulted in $7,522,000 of vaccine product sales in 2007.
     Ophthalmic segment revenues decreased 5%, or $983,000, primarily due to reduced sales of diagnostic and anesthetic products. Hospital Drugs and Injectables segment revenues decreased 54% or $23,014,000 for the year, reflecting the decreased volumes of anesthesia and antidote products. In particular, sales of DTPA radiation antidote products to HHS were a primary driver for the sales decrease in this category. This large order level for DTPA did not recur in 2007, although we do anticipate continued orders for this antidote product. Sales of vaccines were introduced in the third quarter of 2007, with total sales of $7,522,000 for the year. Contract services revenues decreased by 20%, or $1,880,000, mainly due to decreased order volumes on contract products resulting from customer concerns with an FDA warning letter issued in March 2007 which was subsequently removed in December 2007.

     The chargeback and rebate expense, a component of net revenues, for the year ended December 31, 2007, increased to $31,971,000 from $26,295,000 in 2006, due to a higher percentage of sales to wholesalers, a general increase in the product sales mix of higher chargeback and rebate percentage items along with increased price competition. Note that sales of our DTPA antidote product to HHS were not subject to chargeback or rebate expense. In 2007, our product sales returns declined by $3,251,000 as we experienced an overall improvement on general product returns and, in addition, we assembled a team of key managers for a concerted effort to improve the inventory turnover and manage the stocking levels at our major customers to reduce product expiration returns.
     Consolidated gross profit of $11,400,000 was 22% of net revenues for 2007 as compared to a gross profit of $26,880,000 or 38% for 2006. The gross profit of our ophthalmic segment decreased $2,285,000 or 38% due to a less favorable product mix and increased price competition. Our hospital drugs and injectables segment gross profit decreased $13,123,000 or 72% mainly due to decreased sales of DTPA radiation antidote products to HHS as noted above and a less favorable product mix. Our biologics & vaccines segment gross profit was $745,000 or 10% due to current competitive market conditions. Our contract services segment gross profit decreased $817,000 or 30% from the prior year mainly due to lower sales resulting from customer concerns regarding the March 2007 warning letter from the FDA which was lifted in December 2007. Our inventory at December 31, 2007 included a higher proportion of certain ophthalmic and hospital drugs & injectable products which, on average, sell below their carrying value and, as a result, we increased our inventory reserve provision by $679,000 in 2007 to value these inventories at their net realizable value which decreased our overall gross profit.
     Selling, general and administrative (“SG&A”) expenses increased 18%, to $21,861,000 for 2007 from $18,603,000 for 2006. The key components of this increase in 2007 were the addition of 25 field and vaccine sales representatives and related selling expenses of $1,794,000, along with an increase in administrative compensation expense of $385,000 related to newly hired employees, an increase in FAS 123R stock compensation expense of $1,366,000 and an increase in administrative travel of $419,000, partially offset by a decrease in bonus expense of $1,346,000 (no bonuses were awarded for 2007).
     Research and development (“R&D”) expense decreased significantly, by 33% in 2007, to $7,850,000 from $11,797,000 for the year 2006, mainly due to a reduction in validation testing and development of our lyophilization processes and spending for new product development, which was partially offset by a $591,000 increase in personnel costs.
     Interest income (net) in 2007 was $649,000 versus interest expense (net) of $604,000 for the same period in 2006 as we retired our subordinated and convertible debt instruments in early 2006 and invested our cash proceeds from our operations and the March 2006 common stock and warrant offering in short-term interest bearing certificates of deposit.
     We recorded a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. Accordingly, the income tax expense recorded for 2007 and 2006 represents various minimum state income tax expenses.
     Loss per share for 2007, on both a basic and diluted basis, was $0.22 on weighted average shares outstanding of 87,286,000 compared to a basic and diluted loss per share for 2006 of $0.09 on weighted average shares outstanding of 73,988,000.
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

     SG&A expenses increased 13%, to $18,603,000 for 2006 from $16,405,000 for 2005, mainly due to FAS 123R stock compensation expense of $1,229,000 in 2006, increased FDA fees of $537,000 and consulting fees for Sarbanes-Oxley 404 implementation of $435,000.
     R&D expense increased significantly, by 162% in 2006, to $11,797,000 from $4,510,000 for the year 2005, mainly due to R&D expenses related to lyophilization testing and validation, clinical studies costs for our new ophthalmic anesthetic product (“Akten”) and funding for product development with our strategic partners including costs for development of an oral anti-infective product. We anticipate continued higher spending levels in our R&D for new product development activities.
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
     As a result of the matters described above, net loss for 2006 was $5,963,000 versus a net loss in 2005 of $8,609,000, a $2,646,000 decrease in loss. After consideration of preferred stock dividends and adjustments in 2006 of $843,000 and 2005 of $4,082,000 related to specific accounting for our preferred stock (see Item 8. Financial Statements and Supplementary Data, Note G — “Preferred Stock”), loss per share for 2006, on both a basic and diluted basis, was $0.09 on weighted average shares outstanding of 73,988,000 compared to a basic and diluted loss per share for 2005 of $0.49 on weighted average shares outstanding of 26,095,000.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     As a result of the factors outlined above, we have experienced losses from operations in 2007 and 2006 of $19,815,000 and $4,905,000, respectively, and the net losses for these years were $19,168,000 and $5,963,000, respectively.
     As of December 31, 2007, we had cash and cash equivalents of $7,948,000 along with an additional $1,250,000 in restricted cash in accordance with the covenants for our revolving line of credit. Our net working capital at December 31, 2007 was $24,722,000 versus a net working capital of $29,401,000 at December 31, 2006, resulting primarily from an increase in accounts payable and our revolving line of credit to finance the increased inventory levels (primarily Td vaccine stock).
     During the year ended December 31, 2007, we used $24,891,000 in cash from operations as the net loss and increased inventory level was partially offset by non-cash expenses of $7,696,000 for the period, and the higher accounts payable and a draw on our revolving line of credit. During 2006, we generated $2,509,000 in cash from operations as the net loss was offset by non-cash expenses of $6,379,000 for the period, a $785,000 change in working capital items, and a $1,308,000 increase in the product warranty reserve related to our DTPA antidote product (see “Critical Accounting Policies” below). Investing activities for 2007 generated a $2,184,000 reduction in cash flow mainly due to capital expenditures for production equipment. Investing activities during 2006 required $4,377,000 in cash mainly due to capital expenditures for production equipment. Financing activities for 2007 provided $13,205,000 in cash primarily due to $6,994,000 net proceeds from the November 2007 private placement with Serum and $4,521,000 net borrowings from the revolving line of credit. Financing activities for 2006 provided $22,895,000 in cash primarily due to the $18,078,000 net proceeds from the March 2006 common stock and warrants offering and an additional $3,543,000 from the September 2006 private placement with Serum.
     On March 8, 2006 we issued 4,311,669 shares of our common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The aggregate offering price of the private placement was approximately $19,402,000 and the net proceeds to us, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000, which were used to reduce debt and fund additional product development activities and build a fund for future product development spending. In September 2006, we issued 1,000,000 shares of our common stock in a private placement with Serum at a price of $3.56 per share. The offering price was $3,560,000 and the net proceeds to us, after payment of approximately $17,000 in expenses, were approximately $3,543,000. In November 2007, we issued an additional 1,000,000 shares of our common stock in a private placement with Serum at a price of $7.01 per share. The offering price was $7,010,000 and the net proceeds to us, after payment of approximately $16,000 in expenses, were approximately $6,994,000.
     As of December 31, 2007, we had $7,948,000 in cash and $10,479,000 of undrawn availability under the Credit Facility with LaSalle Bank. We believe that our realigned balance sheet, access to our line of credit and capital markets and our cash flows from operations will be sufficient to operate our business for the next twelve months (see “Credit Facility” discussion below).
Facility Expansion
     We are in the final stages of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have.
     As of December 31, 2007, we had spent approximately $22,601,000 on the lyophilization expansion and anticipate the need to spend approximately $100,000 of additional funds to complete the expansion related to the lyophilization equipment. These additional funds will primarily be used for testing and validation as the major capital equipment items are currently in place. In December 2007, we placed the building and sterile solutions portion of this operation ($17,237,000) in service which augments our existing production capacities. The remaining $5,364,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final validation testing for us to place this equipment into commercial production which we expect to complete in the second half of 2008. In addition, we are working toward the development of an internal ANDA lyophilized product pipeline for these operations.

Credit Facility
     On October 7, 2003, a group of investors (the “Investors”) purchased all of our then outstanding senior bank debt from The Northern Trust Company, a balance of $37,731,000, at a discount and exchanged such debt with us (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”) (see Note G – “Preferred Stock and Common Stock”), (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of our common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash. On March 20, 2006 we retired the 2003 Subordinated Notes with a cash payment of $3,288,000 which included the original $2,767,000 principal balance plus the accrued interest up to the date of payment. We also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All outstanding warrants as described above were exercised prior to their October 7, 2006 expiration date.
     Simultaneously with the consummation of the Exchange Transaction, we entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing us with a revolving line of credit (the “Credit Facility”) secured by substantially all of our assets. The Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA and certain other ratios. The Credit Facility and related covenants have been subsequently amended including an amendment on March 10, 2008 as discussed below. If we are not in compliance with the covenants of the Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the Credit Facility would become immediately due and payable. The Credit Facility also contains subjective covenants providing that we would be in default if, in the judgment of the lenders, there is a material adverse change in our financial condition. Because the Credit Facility also requires us to maintain our deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that we classify outstanding borrowings under the Revolver as a current liability. The Revolver bears interest at prime plus 0.75% (8.00% as of December 31, 2007) and had a weighted average interest rate of 8.35% during 2007. There was a $4,521,000 balance on the Revolver at December 31, 2007 and a $0 balance at December 31, 2006.
     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 65% of raw material, finished goods and component inventory excluding packaging items, not to exceed 75% of the revolving commitment amount, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and $1,750,000. As of December 31, 2007, we had $10,479,000 of undrawn availability under the Credit Facility with LaSalle Bank.
     On November 2, 2007, an Amendment to Credit Agreement with LaSalle Bank was made effective which, among other things, increased the revolving commitment amount from $10,000,000 to $15,000,000 under the Credit Facility, required a $1,250,000 restricted cash balance, and amended certain covenants of the parties set forth in the Credit Facility.
     On March 10, 2008, we entered into an Amendment to Credit Agreement with LaSalle Bank (the “Amendment”). Among other things, the Amendment adjusted the definition of EBITDA, set minimum EBITDA requirements, increased the restricted cash requirement to $3,300,000 from the prior $1,250,000 requirement, and amended certain covenants of the parties set forth in the Credit Facility. The Amendment also extended the Termination Date of the Credit Agreement to January 1, 2009. The description of the Amendment herein is only a summary and is qualified in its entirety by the full text of such Amendment, which is filed as an exhibit hereto.
Subordinated Debt
     In 2001, we entered into a $5,000,000 convertible subordinated debt agreement including a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the Kapoor Trust (collectively, the “Convertible Note Agreement”). Under the terms of the Convertible Note Agreement, both Tranche A Note and Tranche B Note, which were due December 20, 2006, bore interest at prime plus 3% and were issued with detachable warrants (the “Tranche A Warrants” and the “Tranche B Warrants”) to purchase approximately 1,667,000 shares of common stock. Interest payments were prohibited under the terms of a subordination arrangement. The convertible feature of the Convertible Note Agreement, as amended, allowed for conversion of the subordinated debt plus interest into our common stock, at a price of $2.28 per share of common stock for Tranche A and $1.80 per share of common stock for Tranche B. We negotiated an early settlement of the Tranche A Note and the Tranche B Note in March 2006. The associated principal and accumulated interest of approximately $7,298,000 was retired by conversion into 3,540,281 shares of our common stock on March 31, 2006. A debt retirement fee of approximately $391,000 was paid as an inducement to retire these notes prior to the original maturity date of December 20, 2006. The detachable warrants to purchase 1,667,000 shares of common stock were exercised on a cashless basis on November 15, 2006 and the associated net common stock issuance was 807,168 shares.

     In December 2001, we entered into a $3,250,000 five-year loan (the “NeoPharm Note”) with NeoPharm to fund the completion our lyophilization facility located in Decatur, Illinois. On May 16, 2005, we paid all principal and interest due under the NeoPharm Note with a one-time cash payment of $2,500,000 and terminated the processing agreement between NeoPharm and us. This settlement generated a gain of $1,212,000 in 2005 which is included in Other Income in our Consolidated Statement of Operations.
Other Indebtedness
     In June 1998, we entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC, of which there were outstanding borrowings of $208,000 and $602,000 at December 31, 2007 and 2006, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
     The fair value of the debt obligations approximated the recorded value as of December 31, 2007.
Preferred Stock and Warrants
Series A Preferred Stock and Warrants
     In connection with the Exchange Transaction as discussed above, we issued 257,172 shares of Series A Preferred Stock. Prior to conversion, the Series A Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at our option, such dividends were deferred and added to the Series A Preferred Stock balance. We also issued Series A Warrants to purchase 8,572,400 shares of our common stock with an exercise price of $1.00 per share. All Series A Warrants were exercised as of December 31, 2006. Holders of Series A Preferred Stock had full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares could be converted. All shares of Series A Preferred Stock had liquidation rights in preference over junior securities, including the common stock, and had certain anti-dilution protections. The Series A Preferred Stock and unpaid dividends were convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers could be adjusted from time to time pursuant to the terms of our Restated Articles of Incorporation. Until our shareholders approved certain provisions regarding the Series A Preferred Stock , which occurred in July 2004, the Series A Preferred Stock had a mandatory redeemable feature in October 2011.
     All shares of Series A Preferred Stock were to convert to shares of common stock on the earlier of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeded $4.00 per share. The closing price per share of the Common Stock as reported on the American Stock Exchange exceeded $4.00 for 20 consecutive trading days as of the close of the market on January 12, 2006. Consequently, on January 13, 2006 all 241,122 of our outstanding shares of Series A Preferred Stock automatically converted into an aggregate of 36,796,755 shares of Common Stock. No shares of Series A Preferred Stock remain outstanding after this conversion. We received no consideration in connection with the automatic conversion of Series A Preferred Stock.
Series B Preferred Stock and Warrants
     On August 23, 2004, we issued an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, that was convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”). There were 455,556 and 1,011,112 Series B Warrants outstanding as of December 31, 2007 and 2006, respectively. The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000.
     Prior to its conversion, the Series B Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at our option, such dividends were deferred and added to the Series B Preferred Stock balance. Each share of Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, was convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator could be adjusted from time to time pursuant to the anti-dilution provisions of our Restated Articles of Incorporation governing the Series B Preferred Stock. We had the option of converting all shares of Series B Preferred Stock into shares of our common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share. The closing price per share of the common stock as reported on the American Stock Exchange exceeded $5.00 for 20 consecutive trading days as of the close of the market on December 13, 2006. Consequently, all 66,000 outstanding shares of Series B Preferred Stock immediately and automatically converted into an aggregate of 2,804,800 shares of common stock on December 14, 2006. As of December 31, 2006, no shares of Series B Preferred Stock remain outstanding. We received no consideration in connection with the automatic conversion of Series B Preferred Stock.
Other Warrants
     As further described in Item 8. Financial Statements and Supplemental Data, Note M – “Commitments and Contingencies,” we have issued to AEG Partners, LLC (“AEG”) warrants (the “AEG Warrants”) to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share. AEG exercised 750,000 of the AEG Warrants during 2007 and 50,000 AEG Warrants remain outstanding as of December 31, 2007.
     On March 8, 2006 we issued 4,311,669 shares of our common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remain outstanding as of December 31, 2007.

CONTRACTUAL OBLIGATIONS
(In Thousands)
     The following table details our future contractual obligations as of December 31, 2007.

	Payment Due — by Period				More than
Description	Total	Less than 1 year	1-3 years	3-5 years	5 years
Current and Long Term-Debt	$208	$208	$—	$—	$—
Credit Facility [3]	4,898	4,898	—	—	—
Operating Leases	14,622	1,528	3,404	3,006	6,684
Inventory Purchase Commitments [1]	145,944	33,881	108,063	2,000	2,000
Strategic Partners — Contingent Payments [2]	7,712	1,698	3,774	1,240	1,000
Interest Payments on Debt	4	4	—	—	—

Total:	$173,388	$42,217	$115,241	$6,246	$9,684

[1]	Estimated purchase commitments under multi-year inventory supply agreements.

[2]	Note Strategic Partner Payments are estimates which assume that various contingencies and market opportunities occur in 2008 and beyond.

[3]	Balance is amount outstanding under our Revolving Credit Facility that expires January 1, 2009 plus interest payments based on the amount and weighted average interest rate of debt outstanding as of December 31, 2007.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
In Thousands, Except Per Share Amounts

			Net Income (Loss)
		Gross		Per Share	Per Share
	Revenues	Profit	Amount	Basic	Diluted
Year Ended December 31, 2007:
1st Quarter	$11,735	$2,489	$(4,843)	$(0.06)	$(0.06)
2nd Quarter	11,638	2,886	(4,634)	(0.05)	(0.05)
3rd Quarter	15,814	2,968	(4,727)	(0.05)	(0.05)
4th Quarter	13,708	3,057	(4,964)	(0.06)	(0.06)
Year Ended December 31, 2006:
1st Quarter	$29,730	$11,733	$3,126	$0.05	$0.04
2nd Quarter	12,475	4,955	(1,963)	(0.03)	(0.03)
3rd Quarter	14,490	5,951	(1,067)	(0.02)	(0.02)
4th Quarter	14,555	4,241	(6,059)	(0.07)	(0.07)

CRITICAL ACCOUNTING POLICIES
Revenue Recognition
     We recognize product sales for our ophthalmic, hospital drugs and injectables, and biologics and vaccines business segments upon the shipment of goods or upon the delivery of goods, depending on the sales terms. The contract services segment, which produces products for third party customers, based upon their specification, at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product or service as appropriate. Revenue is recognized when all of our obligations have been fulfilled and collection of the related receivable is probable. Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.
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
     We obtain certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance that will be paid out in the future. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with our accounting policy, our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. We use this percentage estimate (95% as of December 31, 2007) until historical trends or new information indicates that a revision should be made. On an ongoing basis, we evaluate our actual chargeback rate experience and new trends are factored into our estimates each quarter as market conditions change. In the fourth quarter of 2005, we reviewed our sales trends through wholesalers and revised the estimated percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement which resulted in a $408,000 increase in chargeback expense in the fourth quarter 2005. We again reviewed and revised this same percentage estimate in the fourth quarter of 2006 which resulted in a $446,000 increase in the chargeback expense in the fourth quarter of 2006. We have continued to use this revised estimate of 95% in 2007 and intend to use this estimate on a going forward basis until trends indicate that additional revisions should be made.
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
     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2007, 2006, and 2005, we recorded chargeback and rebate expense of $31,971,000, $26,295,000 and $24,391,000, respectively. The allowance for chargebacks and rebates was $11,690,000 and $8,370,000 as of December 31, 2007 and 2006, respectively.
Allowance for Product Returns
     Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. We estimate our sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of our products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into our estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period. For the years ended December 31, 2007, 2006, and 2005, we recorded a net provision for product returns of $610,000, $3,861,000 and $3,122,000, respectively. The allowance for potential product returns was $1,153,000 and $2,437,000 at December 31, 2007 and 2006, respectively. The decrease in 2007 was due to significantly improved returns experience resulting from a concerted effort to improve turnover and manage stocking levels at our major customers.
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
     For the years ended December 31, 2007, 2006, and 2005, we recorded a net expense/(benefit) for doubtful accounts of ($8,000), ($150,000), and $74,000, respectively. The 2005 expense was mainly due to one uncollectible account while the favorable experience in 2007 and 2006 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $5,000 and $3,000 as of December 31, 2007 and 2006, respectively. As of December 31, 2007, we had a total of $608,000 of past due gross accounts receivable, of which $121,000 was over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.
Allowance for Slow-Moving Inventory
     Inventories are stated at the lower of cost (average cost method) or market. See Item 8. Financial Statements and Supplementary Data, Note D — “Inventories”. We maintain an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyzed our raw material and component inventory for slow moving items. For the years ended December 31, 2007, 2006, and 2005, we recorded a provision for inventory obsolescence of $1,449,000, $652,000, and $530,000, respectively. The allowance for inventory obsolescence/NRV was $1,260,000 and $510,000 as of December 31, 2007 and 2006, respectively. The increase in the 2007 provision and reserve was mainly due to an increased level of ending inventory for certain products that, on average, sell below their carrying value.

Warranty Liability
     The DTPA product warranty primarily relates to a ten year expiration guarantee on DTPA sold to HHS. We are performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, we will replace the product at no charge. Our supplier, Hameln Pharmaceuticals, will also share this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA we will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
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
Intangibles
     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at December 31, 2007 and 2006 was $17,764,000 and $16,260,000, respectively. Amortization expense was $1,504,000, $1,385,000, and $1,508,000 for the years ended December 31, 2007, 2006, and 2005, respectively. We regularly assess the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.
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
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements and note disclosures.

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
     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk associated with changes in interest rates if we draw a balance under our Credit Facility. Our only current interest rate exposure involves our Revolver debt under the Credit Facility which bears interest at prime plus 0.75%, (8.00% as of December 31, 2007). The balance on the Revolver at December 31, 2007 was $4,521,000. With the retirement of the Tranche A and Tranche B notes and also the 2003 Subordinated Notes in March 2006 our interest rate exposure was substantially diminished compared to our exposure for these prime-rate based instruments in 2006. Our other debt is for our mortgaged property in Decatur, Illinois at a fixed interest rate of 7.375% with an outstanding balance of $208,000 at December 31, 2007. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at December 31, 2007 would result in a $45,000 pre-tax change in annual interest expense based on our existing $4,521,000 borrowing against our revolving line of credit.
     We have no material foreign exchange risk.
     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.
     The fair value of the debt obligations approximated the recorded value as of December 31, 2007.
Item 8. Financial Statements and Supplementary Data
     The following financial statements are included in Part II, Item 8 of this Form 10-K.
INDEX:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Akorn, Inc.
Buffalo Grove, Illinois
We have audited the accompanying consolidated balance sheets of Akorn, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiaries at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As disclosed in Note I to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Akorn, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
March 13, 2008

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Board of Directors and Shareholders
Akorn, Inc.
Buffalo Grove, Illinois
We have audited Akorn, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of Akorn, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Chicago, Illinois
March 13, 2008

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,948	$21,818
Restricted Cash — Revolving Credit Agreement	1,250	—
Trade accounts receivable (less allowance for doubtful accounts of $5 and $3 at December 31, 2007 and 2006, respectively)	4,112	4,781
Inventories, net	31,095	11,734
Prepaid expenses and other current assets	1,317	1,321

TOTAL CURRENT ASSETS	45,722	39,654
PROPERTY, PLANT AND EQUIPMENT, NET	32,262	33,486
OTHER ASSETS
Intangibles, net	7,721	8,825
Other	1,261	118

TOTAL OTHER ASSETS	8,982	8,943

TOTAL ASSETS	$86,966	$82,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving line of credit	$4,521	$—
Mortgage Payable	208	394
Trade accounts payable	14,070	4,719
Accrued compensation	895	1,849
Accrued royalty	12	1,517
Accrued expenses and other liabilities	1,294	1,774

TOTAL CURRENT LIABILITIES	21,000	10,253
Mortgage payable, less current installments	—	208
Warranty liability	1,308	1,308

TOTAL LIABILITIES	22,308	11,769

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 88,900,588, and 85,990,964 shares issued and outstanding at December 31, 2007 and 2006, respectively	165,829	150,250
Warrants to acquire common stock	2,795	4,862
Accumulated deficit	(103,966)	(84,798)

TOTAL SHAREHOLDERS’ EQUITY	64,658	70,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,966	$82,083

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$52,895	$71,250	$44,484
Cost of sales	41,495	44,370	29,540

GROSS PROFIT	11,400	26,880	14,944
Selling, general and administrative expenses	21,861	18,603	16,405
Amortization and write down of intangibles	1,504	1,385	1,508
Research and development expenses	7,850	11,797	4,510

OPERATING EXPENSES	31,215	31,785	22,423

OPERATING LOSS	(19,815)	(4,905)	(7,479)
Interest income (expense)	649	(604)	(2,325)
Debt Retirement Gain/(Expense)	—	(391)	1,212
Other income/(expense)	1	(60)	—

LOSS BEFORE INCOME TAXES	(19,165)	(5,960)	(8,592)
Income tax provision	3	3	17

NET LOSS	(19,168)	(5,963)	(8,609)
Preferred stock dividends and adjustments	—	(843)	(4,082)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(19,168)	$(6,806)	$(12,691)

NET LOSS PER SHARE:
BASIC	$(0.22)	$(0.09)	$(0.49)

DILUTED	$(0.22)	$(0.09)	$(0.49)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	87,286	73,988	26,095

DILUTED	87,286	73,988	26,095

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands)

					Warrants	Retained
	Common Stock		Series A	Series B	to acquire	Earnings
	Additional Paid-In-Capital		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2004	25,133	$59,571	$25,787	$13,109	$14,160	$(65,301)	$47,326
Net Loss	—	—	—	—	—	(8,609)	(8,609)
Preferred stock dividends earned	—	—	1,563	783	—	(2,346)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	1,736	—	—	—	(1,736)	—
Conversion of preferred stock into common stock	1,409	3,252	(118)	(3,134)	—	—	—
Exercise of warrants into common stock	350	652	—	—	(464)	—	188
Intrinsic value of beneficial conversion features in convertible interest	—	353	—	—	—	—	353
Exercise of stock options	693	1,287	—	—	—	—	1,287
Employee stock purchase plan issuances	34	81	—	—	—	—	81
Amortization of Deferred Compensation related to Restricted Stock Awards	—	407	—	—	—	—	407

BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033
Net Loss	—	—	—	—	—	(5,963)	(5,963)
Preferred stock dividends earned	—	—	55	536	—	(591)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	252	—	—	—	(252)	—
Conversion of preferred stock into common stock	41,275	38,581	(27,287)	(11,294)	—	—	—
Exercise of warrants into common stock	6,957	13,503	—	—	(10,655)	—	2,848
Conversion of convertible notes into common stock	3,540	7,298	—	—	—	—	7,298
Net Proceeds from issuance of common stock and warrants	5,312	19,800	—	—	1,821	—	21,621
Exercise of stock options	1,107	1,672	—	—	—	—	1,672
Employee stock purchase plan issuances	41	173	—	—	—	—	173
Amortization of Deferred Compensation related to Restricted Stock Awards	—	719	—	—	—	—	719
Restricted Stock Awards withheld for payment of employee tax liability	140	(316)	—	—	—	—	(316)
Stock-Based Compensation Expense	—	1,229	—	—	—	—	1,229

BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$—	$—	$4,862	$(84,798)	$70,314

					Warrants	Retained
	Common Stock		Series A	Series B	to acquire	Earnings
	Additional Paid-In-Capital		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
Net Loss	—	—	—	—	—	(19,168)	(19,168)
Exercise of warrants into common stock	1,306	4,574	—	—	(2,067)	—	2,507
Net Proceeds from issuance of common stock	1,000	6,994	—	—	—	—	6,994
Exercise of stock options	457	1,054	—	—	—	—	1,054
Employee stock purchase plan issuances	32	218	—	—	—	—	218
Amortization of Deferred Compensation related to Restricted Stock Awards	—	589	—	—	—	—	589
Restricted Stock Awards withheld for payment of employee tax liability	115	(445)	—	—	—	—	(445)
Stock-Based Compensation Expense	—	2,595	—	—	—	—	2,595

BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$—	$—	$2,795	$(103,966)	$64,658

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(19,168)	$(5,963)	$(8,609)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,512	3,344	5,239
Amortization of deferred financing fees	—	28	74
Amortization of debt discount	—	1,059	1,237
Prepayments to Strides Arcolab Limited	—	—	(250)
Gain on retirement of debt	—	—	(1,212)
Non-cash stock compensation expense	3,184	1,948	407
Changes in operating assets and liabilities:
Trade accounts receivable	669	(1,559)	3,360
Inventories	(19,361)	(1,455)	142
Prepaid expenses and other current assets	(1,139)	81	(198)
Trade accounts payable	9,351	1,673	(2,351)
Product Warranty	—	1,308	—
Royalty Liability	(1,505)	1,517	—
Accrued expenses and other liabilities	(1,434)	528	2,013

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(24,891)	2,509	(148)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,784)	(4,377)	(1,782)
Purchase of product intangibles and product licenses	(400)	—	(75)

NET CASH USED IN INVESTING ACTIVITIES	(2,184)	(4,377)	(1,857)
FINANCING ACTIVITIES
Repayments of long-term debt	(394)	(3,103)	(370)
Restricted Cash for Revolving Credit Agreement	(1,250)	—	—
Proceeds from line of credit	4,521	—	—
Repayment of NeoPharm Debt	—	—	(2,500)
Net proceeds from common stock and warrant offering	6,994	21,621	—
Proceeds from exercise of stock warrants	2,507	2,848	188
Proceeds under stock option and stock purchase plans	827	1,529	1,368

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,205	22,895	(1,314)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,870)	21,027	(3,319)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,818	791	4,110

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,948	$21,818	$791

See notes to the consolidated financial statements.

AKORN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Business and Basis of Presentation
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). See Note P — “Business Alliances.”
     Basis of Presentation: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the debt refinancing and equity transactions disclosed in Notes F and G, the Company has substantially reversed its historical liquidity concerns. The Company believes that its current line of credit, together with cash generated from operations, will be sufficient to meet its near-term cash requirements.
Note B — Summary of Significant Accounting Policies
     Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc and its wholly owned subsidiary, Akorn (New Jersey) Inc. Intercompany transactions and balances have been eliminated in consolidation.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowance for doubtful accounts, the allowance for chargebacks, the allowance for rebates, the allowance for product returns and the reserve for slow-moving and obsolete inventories, the carrying value of intangible assets and the carrying value of deferred income tax assets.
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
     Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when purchased, to be cash equivalents.
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
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate (95% as of December 31, 2007) until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience and new trends are factored into its estimates each quarter as market conditions change. In the fourth quarter of 2005, Management reviewed sales trends through wholesalers and revised the estimated percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement which resulted in a $408,000 increase in chargeback expense in the fourth quarter 2005. The Company again reviewed and revised this same percentage estimate in the fourth quarter of 2006 which resulted in a $446,000 increase in the chargeback expense in the fourth quarter of 2006. The Company used this revised estimate of 95% in 2007 and intends to use this estimate on a going forward basis until trends indicate that additional revisions should be made.
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
     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2007, 2006, and 2005, the Company recorded chargeback and rebate expense of $31,971,000, $26,295,000 and $24,391,000, respectively. The allowance for chargebacks and rebates was $11,690,000 and $8,370,000 as of December 31, 2007 and 2006, respectively.
     Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. The Company estimates its sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a sales return to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period. For the years ended December 31, 2007, 2006, and 2005 the Company recorded a net provision for product returns of $610,000, $3,861,000 and $3,122,000, respectively. The allowance for potential product returns was $1,153,000 and $2,437,000 at December 31, 2007 and 2006, respectively. The decrease in 2007 was due to significantly improved experience resulting from a concerted effort by the Company to improve turnover and manage stocking levels at the Company’s major customers.
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
     For the years ended December 31, 2007, 2006, and 2005, the Company recorded a net expense/(benefit) for doubtful accounts of ($8,000), $(150,000), and $74,000, respectively. The 2005 expense was mainly due to one uncollectible account while the favorable experience in 2007 and 2006 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $5,000 and $3,000, as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had a total of $608,000 of past due gross accounts receivable, of which $121,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.
     Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2007, 2006, and 2005, the Company recorded a provision for inventory obsolescence/NRV of $1,449,000, $652,000 and $530,000, respectively. The allowance for inventory obsolescence was $1,260,000 and $510,000 as of December 31, 2007 and 2006, respectively. The increase in the 2007 provision and reserve was mainly due to an increased level of ending inventory for certain products that, on average, sell below their carrying value.
     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Accumulated amortization at December 31, 2007 and 2006 was $17,764,000 and $16,260,000, respectively. Amortization expense was $1,504,000, $1,385,000 and $1,508,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company regularly assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.
     The amortization expense of acquired intangible assets, absent any further impairments, for each of the five years ending December 31, 2012 will be as follows (in thousands):

For the year ended 12/31/08	$1,354
For the year ended 12/31/09	$1,354
For the year ended 12/31/10	$1,354
For the year ended 12/31/11	$1,313
For the year ended 12/31/12	$1,055

     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms. The average estimated service lives of buildings, leasehold improvements, furniture and equipment, and automobiles are approximately 30, 10, 10, and 5 years, respectively. Depreciation expense was $3,008,000, $1,959,000 and $2,604,000 for 2007, 2006, and 2005, respectively.
     Net Loss Per Common Share: Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. However, due to net losses in each of the last three years, the Company had no dilutive stock options, warrants or convertible securities. Antidilutive shares excluded from the computation of diluted net loss per share include 6,909,000, 5,316,000 and 59,661,000, for 2007, 2006, and 2005, respectively, related to options, warrants and convertible securities.
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
     Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and term debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings approximate fair value because the interest rates are reset periodically to reflect current market rates.
     Stock-Based Compensation: Under SFAS No. 123(R), stock compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123(R). Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of our stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, under SFAS No. 123(R), The Company is required to estimate forfeitures at the time of grant and revise in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, the Company has decided to use 10% as an estimated forfeiture rate.
     Warranty Liability: The DTPA product warranty primarily relates to a ten year expiration guarantee on DTPA sold to HHS. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
     Reclassifications: Certain reclassifications have been made to conform prior period consolidated financial statements and notes to the current period presentation.

Note C — Allowance for Customer Deductions
     The activity in various allowance accounts is as follows (in thousands):

	Doubtful Accounts			Returns
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Balance at beginning of year	$3	$13	$435	$2,437	$1,529	$1,393
Provision (Recovery)	(8)	(150)	74	610	3,861	3,122
(Charges) Credits	10	140	(496)	(1,894)	(2,953)	(2,986)

Balance at end of year	$5	$3	$13	$1,153	$2,437	$1,529

	Discounts			Chargebacks and Rebates
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Balance at beginning of year	$236	$244	$234	$8,370	$7,634	$5,406
Provision	1,306	1,595	1,003	31,971	26,295	24,391
Charges	(1,185)	(1,603)	(993)	(28,651)	(25,559)	(22,163)

Balance at end of year	$357	$236	$244	$11,690	$8,370	$7,634

Note D — Inventories
     The components of inventories are as follows (in thousands):

	December 31,
	2007	2006
Finished goods	$20,804	$2,923
Work in process	2,173	1,293
Raw materials and supplies	8,118	7,518

	$31,095	$11,734

     The Company maintains an allowance for excess and obsolete inventory. The activity in this account is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$510	$916	$660
Provision	1,449	652	530
Charges	(699)	(1,058)	(274)

Balance at end of year	$1,260	$510	$916

Note E — Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Land	$396	$396
Buildings and leasehold improvements	18,236	18,071
Furniture and equipment	39,030	37,826
Automobiles	55	55

	57,717	56,348
Accumulated depreciation	(31,645)	(28,637)

	26,072	27,711
Construction in progress	6,190	5,775

	$32,262	$33,486

     Construction in progress represents capital expenditures principally related to the Company’s lyophilization facility. The accumulated lyophilization facility spending through December 31, 2007 was $22,601,000. The Company estimates an additional $100,000 in spending will be required to complete the expansion. In December 2006, the Company placed $17,237,000 of this cost into service which is for the facility and sterile solutions portion of this operation which augments its existing production capacities. The remaining $5,364,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final validation testing for the Company to place this equipment into commercial production which is anticipated in the second half of 2008. There can be no assurance the Company will realize the anticipated benefits from its investment into lyophilization capability and, if not, material impairment charges may be required.
Note F — Financing Arrangements
Mortgage Payable
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $208,000 and $602,000 at December 31, 2007 and 2006, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
Credit Facility
     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from The Northern Trust Company, a balance of $37,731,000, at a discount and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”) (see Note G – “Preferred Stock and Common Stock”), (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash. On March 20, 2006 the Company retired the 2003 Subordinated Notes with a cash payment of $3,288,000 which included the original $2,767,000 principal balance plus the accrued interest up to the date of payment. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All outstanding warrants as described above were exercised prior to their October 7, 2006 expiration date.
     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with a revolving line of credit (the “Credit Facility”) secured by substantially all of the assets of the Company. The Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA and certain other ratios. The Credit Facility and related covenants have been subsequently amended including an amendment on March 10, 2008 as discussed below. If the Company is not in compliance with the covenants of the Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the Credit Facility would become immediately due and payable. The Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in its financial condition. Because the Credit Facility also requires the Company to maintain its deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that the Company classify outstanding borrowings under the Revolver as a current liability. The Revolver bears interest at prime plus 0.75% (8.00% as of December 31, 2007) and had a weighted average interest rate of 8.35% during 2007. There was a $4,521,000 balance on the Revolver at December 31, 2007 and a $0 balance at December 31, 2006.
     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 65% of raw material, finished goods and component inventory excluding packaging items, not to exceed 75% of the revolving commitment amount, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and $1,750,000. As of December 31, 2007, the Company had $10,479,000 of undrawn availability under the Credit Facility with LaSalle Bank.
     On November 2, 2007, an Amendment to Credit Agreement with LaSalle Bank was made effective which, among other things, increased the revolving commitment amount from $10,000,000 to $15,000,000 under the Credit Facility, required a $1,250,000 restricted cash balance, and amended certain covenants of the parties set forth in the Credit Facility.
     On March 10, 2008, the Company entered into an Amendment to Credit Agreement with LaSalle Bank (the “Amendment”). Among other things, the Amendment adjusted the definition of EBITDA, set minimum EBITDA requirements, increased the restricted cash requirement to $3,300,000 from the prior $1,250,000 requirement, and amended certain covenants of the parties set forth in the Credit Facility. The Amendment also extended the Termination Date of the Credit Agreement to January 1, 2009. The description of the Amendment herein is only a summary and is qualified in its entirety by the full text of such Amendment, which is filed as an exhibit hereto.
Notes Payable
     In 2001, the Company entered into a $5,000,000 convertible subordinated debt agreement (the “Convertible Note Agreement”) consisting of a $3,000,000 Tranche A note (“Tranche A Note”) and a $2,000,000 Tranche B note (“Tranche B Note”) with the John N.

Kapoor Trust dated 9/20/89 (the “Kapoor Trust”). Borrowings under the Convertible Note Agreement were due December 20, 2006, bore interest at prime plus 3.0% and were issued with detachable warrants to purchase approximately 1,667,000 shares of common stock. Interest could not be paid under the Convertible Note Agreement until the termination of the Credit Facility. The convertible feature of the convertible subordinated debt, as amended, allowed the Kapoor Trust to immediately convert the subordinated debt plus interest into common stock of the Company, at a price of $2.28 per share of common stock for Tranche A Note and $1.80 per share of common stock for Tranche B Note. The Company negotiated an early settlement of the Tranche A Note and the Tranche B Note in March 2006. The associated principal and accumulated interest of approximately $7,298,000 was retired by conversion into 3,540,281 shares of the Company’s common stock on March 31, 2006. A debt retirement fee of approximately $391,000 was paid as an inducement to retire these notes prior to the original maturity date of December 20, 2006. The detachable warrants to purchase 1,667,000 shares of common stock were exercised on a cashless basis on November 15, 2006 and the associated net common stock issuance was 807,168 shares.
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
Note G — Preferred Stock and Common Stock
Series A Preferred Stock
     In connection with the Exchange Transaction as discussed in Note F – “Financing Arrangements”, the Company issued 257,172 shares of Series A Preferred Stock. Prior to conversion, the Series A Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at the Company’s option, such dividends were deferred and added to the Series A Preferred Stock balance. The Company also issued Series A Warrants to purchase 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share. All Series A Warrants were exercised as of December 31, 2006. Holders of Series A Preferred Stock had full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares could be converted. All shares of Series A Preferred Stock had liquidation rights in preference over junior securities, including the common stock, and had certain anti-dilution protections. The Series A Preferred Stock and unpaid dividends were convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers could be adjusted from time to time pursuant to the terms of the Company’s Restated Articles of Incorporation. Until the Company’s shareholders approved certain provisions regarding the Series A Preferred Stock , which occurred in July 2004, the Series A Preferred Stock had a mandatory redeemable feature in October 2011.
     All shares of Series A Preferred Stock were to convert to shares of common stock on the earlier of (i) October 8, 2006 and (ii) the date on which the closing price per share of common stock for at least 20 consecutive trading days immediately preceding such date exceeded $4.00 per share. The closing price per share of the Common Stock as reported on the American Stock Exchange exceeded $4.00 for 20 consecutive trading days as of the close of the market on January 12, 2006. Consequently, on January 13, 2006 all 241,122 of the Company’s outstanding shares of Series A Preferred Stock automatically converted into an aggregate of 36,796,755 shares of Common Stock. No shares of Series A Preferred Stock remain outstanding after this conversion. The Company received no consideration in connection with the automatic conversion of Series A Preferred Stock.
Series B Preferred Stock
     On August 23, 2004, the Company issued an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, that was convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”). There were 455,556 and 1,011,112 Series B Warrants outstanding as of December 31, 2007 and 2006, respectively. The net proceeds to the Company after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000.
     Prior to its conversion, the Series B Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at the Company’s option, such dividends were deferred and added to the Series B Preferred Stock balance. Each share of Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, was convertible by the holder thereof at any time into a number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator could be adjusted from time to time pursuant to the anti-dilution provisions of the Company’s Restated Articles of Incorporation governing the Series B Preferred Stock. The Company had the option of converting all shares of Series B Preferred Stock into shares of the Company’s common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share. The closing price per share of the common stock as reported on the American Stock Exchange exceeded $5.00 for 20 consecutive trading days as of the close of the market on December 13, 2006. Consequently, all 66,000 outstanding shares of Series B Preferred Stock immediately and automatically converted into an aggregate of 2,804,800 shares of common stock on December 14, 2006. As of December 31, 2006, no shares of Series B Preferred Stock remain outstanding. The Company received no consideration in connection with the automatic conversion of Series B Preferred Stock.
Common Stock
     On March 8, 2006 the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remain outstanding as of December 31, 2007. The aggregate offering price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
     On September 8, 2006, the Company issued 1,000,000 shares of its common stock in a private placement with Serum Institute of India, Ltd. at a price of $3.56 per share. The offering price was $3,560,000 and the net proceeds to the Company, after payment of approximately $17,000 in expenses, was approximately $3,543,000.
     On November 19, 2007, the Company issued 1,000,000 shares of its common stock in a private placement with Serum Institute of India, Ltd. at a price of $7.01 per share. The offering price was $7,010,000 and the net proceeds to the Company, after payment of approximately $16,000 in expenses, was approximately $6,994,000.

Note H — Leasing Arrangements
     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Payments under these leases were $1,573,000, $1,361,000 and $1,696,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases (in thousands):

Year ending December, 31
2008	$1,528
2009	1,700
2010	1,704
2011 and thereafter	9,690

Total	$14,622

Note I — Stock Options, Employee Stock Purchase Plan and Restricted Stock
     Under the 1988 Incentive Compensation Program (the “Incentive Program”) which expired November 2, 2003, any officer or key employee of the Company was eligible to receive options as designated by the Company’s Board of Directors. All options granted under the Incentive Program during the years ended December 31, 2003 and 2002 have exercise prices equivalent to the market value of the Company’s common stock on the date of grant. Options granted under the Incentive Program generally vest over a period of three years and expire within a period of five years. The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by the Company’s Board of Directors on November 6, 2003 and approved by its stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options have been granted and 1,579,000 remain outstanding as of December 31, 2007. Options granted under the 2003 Stock Option Plan generally vest over a period of three years and expire within a period of five years. On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides the Company with the ability to grant other types of equity awards to eligible participants besides stock options. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the Amended 2003 Plan is 5,000,000. Under the Amended 2003 Plan, 3,593,000 options have been granted to employees. These options generally vest over a period of three years and expire within a period of five years.
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
     Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company has calculated its available APIC pool of net excess benefits using the alternative transition method as defined in FASB 123R-3.
     Stock option compensation expense of $2,595,000 and $1,229,000 was recognized during the years ended December 31, 2007 and 2006, respectively. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on SFAS No. 123, the Company’s loss and net loss per share for the year ended December 31, 2005 would have been the pro forma amounts indicated below (in thousands, except for per share data).

2005
Net loss as reported	$(8,609)
Add: stock-based employee compensation expense included in reported net loss	407
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,441)

Pro forma net loss	(9,643)
Deduct: preferred stock dividends and adjustments	(4,082)

Pro forma net loss available for common stockholders	$(13,725)

Basic and diluted loss per share of common stock
Shares used in Computing Net Loss Per Share	26,095
As reported	$(0.49)
Pro forma	$(0.53)
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

	2007	2006	2005
Expected Volatility	43% - 47%	45% - 62%	59% - 83%
Expected Life (in years)	3.6 - 4.0	3.5 - 3.7	5.0
Risk-free interest rate	3.8% - 4.8%	4.6% - 5.0%	3.9% - 4.4%
Dividend yield	—	—	—
Fair value per stock option	$2.51	$1.89	$1.70
     A summary of stock option activity within the Company’s stock-based compensation plans for the year ended December 31, 2007 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2007	3,155	$3.22
Granted	2,268	$6.34
Exercised	(457)	$2.31
Forfeited	(247)	$5.61

Outstanding at December 31, 2007	4,719	$4.69	2.8	$12,518

Exercisable at December 31, 2007	2,363	$3.40	1.9	$9,309

     The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised was $2,066,000, $3,917,000 and $848,000 for the years ended December 31, 2007, 2006, and 2005, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $1,054,000, $1,672,000 and $1,287,000 during the years ended December 31, 2007, 2006, and 2005, respectively.
     As of December 31, 2007, the total amount of unrecognized compensation cost related to nonvested stock options was $4,178,000 which is expected to be recognized as expense over a weighted-average period of 1.9 years.

     The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 1,000,000 shares of the Company’s common stock may be acquired under the terms of the Plan. New shares issued under the plan approximated 32,000 in 2007, 42,000 in 2006 and 34,000 in 2005.
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. On April 20, 2006, the Company granted 350,000 shares of restricted stock to certain officers. The market value was $5.05 per share on that date and the Company recorded $1,767,500 as deferred compensation expense. The shares fully vest on April 20, 2009.
     As of December 31, 2007, the total amount of unrecognized compensation expense related to this award was $589,000. In total, the Company recognized compensation expense of $589,000, $719,000 and $407,000 during the years ended December 31, 2007, 2006, and 2005, respectively, related to outstanding restricted stock awards.
     The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Nonvested at December 31, 2006	350	$5.05
Granted	—	$—
Vested	(175)	$5.05
Canceled	—	$—

Nonvested at December 31, 2007	175	$5.05

Note J — Income Taxes
     The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2007
Federal	$—	$—	$—
State	3	—	3

	$3	$—	$3

Year ended December 31, 2006
Federal	$—	$—	$—
State	3	—	3

	$3	$—	$3

Year ended December 31, 2005
Federal	$15	$—	$15
State	2	—	2

	$17	$—	$17

     Income tax expense (benefit) differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Computed “expected” tax expense (benefit)	$(6,517)	$(2,027)	$(2,922)
Change in income taxes resulting from:
State income taxes, net of federal income tax	(924)	(287)	(414)
Nondeductible preferred stock accretion and other permanent differences	(691)	(543)	161
Valuation allowance change	8,135	2,860	3,192

Income tax expense (benefit)	$3	$3	$17

     Net deferred income tax assets at December 31, 2007 and 2006 include (in thousands):

	December 31,	December 31,
	2007	2006
Deferred income tax assets:
Other accrued expenses	$284	$839
Intangible assets	548	649
Net operating loss carry forward	23,295	15,756
Other	5,432	3,730

	29,559	20,974

Valuation allowance	(28,327)	(20,192)

	1,232	782
Deferred income tax liabilities:
Property, plant and equipment, net	(1,232)	(782)

Net	$—	$—

     The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined the amount of the net deferred income tax assets that are more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the net deferred income tax assets to zero. The Company has net operating loss carry forwards of approximately $60 million expiring from 2021 through 2027.
On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48), which prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50% likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN No. 48 was to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN No. 48 by the Company on January 1, 2007 had no impact on the company’s opening balance of retained earnings.
Note K — Retirement Plan
     All employees who have attained the age of 21 are eligible for participation in the Company’s 401(k) Plan. The plan-related expense for the years ended December 31, 2007, 2006, and 2005, totaled $466,000, $344,000, and $311,000, respectively. The employer’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.
Note L — Segment Information
     During the fiscal years ended December 31, 2005 and 2006 and for the nine months ended September 30, 2007, the Company had three reporting segments. The Company’s reportable segments are based upon internal financial reports that disaggregate certain operating information. The Company’s chief operating decision maker, as defined in SFAS No. 131, is its chief executive officer, or CEO. He oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information. In September 2007, the Company introduced its Tetanus-Diphtheria (“Td”) vaccine. This product, as well as other similar products the Company introduced since and plans to introduce, will be evaluated separately from its other reportable segments. As such, the Company has created a new reportable segment called biologics and vaccines as of the fourth quarter of 2007. Accordingly, the Company has modified its method of operating and evaluating its business units and, as a result, the Company modified its business reporting from three identifiable reporting segments to four segments in accordance with SFAS 131. This had no impact on prior year segment classifications.
     The Company classifies its operations into four business segments, ophthalmic, hospital drugs and injectables, biologics and vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs and injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. This segment was previously classified as the injectable segment, however the Company recently changed the classification to reflect that an increasing amount of pharmaceuticals delivered by the Company to hospitals are drugs other than injectable pharmaceuticals. The new classification reflects that the segment includes both drugs and injectable pharmaceuticals. The biologics & vaccines segment (a new business segment launched in September 2007) markets adult Tetanus-Diphtheria (“Td”) vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.
     Selected financial information by industry segment is presented below (in thousands):

	Years ended December 31,
	2007	2006	2005
REVENUES
Ophthalmic	$18,545	$19,528	$22,659
Hospital Drugs & Injectables	19,475	42,489	13,719
Biologics & Vaccines	7,522	—	—
Contract Services	7,353	9,233	8,106

Total revenues	$52,895	$71,250	$44,484

GROSS PROFIT
Ophthalmic	$3,784	$6,069	$8,069
Hospital Drugs and Injectables	4,991	18,114	5,740
Biologics & Vaccines	745	—	—
Contract Services	1,880	2,697	1,135

Total gross profit	11,400	26,880	14,944
Operating expenses	31,215	31,785	22,423

Operating loss	(19,815)	(4,905)	(7,479)
Interest, Debt Retirement gain/(expense) & Other income (expense)	650	(1,055)	(1,113)

Loss before income taxes	$(19,165)	$(5,960)	$(8,592)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

Note M — Commitments and Contingencies
     (i) On March 29, 2007, the Company received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of its Decatur, Illinois manufacturing facility conducted September 12-29, 2006. The Warning Letter cited violations of the current Good Manufacturing Practice (“cGMP”) regulations. The Warning Letter stated that failure to promptly correct the cited violations may result in legal action without further notice, including, without limitation, seizure and injunction. It also stated that approval of pending new drug applications may be withheld until the violations are corrected and that a subsequent confirmatory FDA inspection may be made. The Company responded to the Warning Letter on April 19, 2007 providing clarifying information and describing corrective actions planned and/or completed.
The Warning Letter did not interrupt or delay the manufacture and distribution of the Company’s Decatur products already approved by the FDA. Per the FDA’s schedule for inspections, the Decatur site hosted a GMP/PAI inspection beginning July 23, 2007 through August 17, 2007. This event was achieved in parallel with the FDA approval of an alternate contract manufacturer for IC-Green.
The FDA inspection was to determine if the Company had corrected the violations cited in the Warning Letter and to determine if the Company’s lyophilization operations could be approved for the manufacture of products subject to pending new drug applications. The inspection also served as a pre-approval inspection (PAI) for Akorn’s new lyophilization operation. This inspection resulted in the Agency’s assignment of Voluntary Action Indicated (VAI) status to the Decatur operation, thereby lifting the Warning Letter, approving the new lyophilization facility, and facilitating new product approvals. The FDA investigators identified a number of observations representing potential violations of the cGMP regulations. The Company submitted comprehensive responses to these observations on September 28, 2007 and in correspondence received on December 20, 2007 from the Chicago District of the FDA, the FDA, as noted above, reported the satisfactory resolution of past cGMP issues.
As a result of this inspection, the Company has been eligible for pending product approvals in its ophthalmic, ampoule, liquid vial and lyophilization production filling suites in its Decatur facility and has received two product approvals during the first quarter of 2008. The Decatur site continues to optimize its lyophilization process in order to maximize volume throughput. This optimization effort is due for completion in the second half of 2008.
     (ii) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants. AEG exercised 750,000 warrants during the year ended December 31, 2007 and has 50,000 warrants remaining as of December 31, 2007.
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
     (iv) The Company has entered into multi-year inventory supply agreements with estimated purchase commitments as listed in the table below (in thousands):

For the year ended 12/31/08	$33,881
For the year ended 12/31/09	$68,251
For the year ended 12/31/10	$39,812
For the year ended 12/31/11	$1,000
For the year ended 12/31/12	$1,000
2013 and beyond	$2,000
      (v) The Company has an outstanding DTPA product warranty which primarily relates to a ten year expiration guarantee on DTPA sold to the U.S. Department of Health and Human Services (“HHS”) in 2006. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
     (vi) The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.
     Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments. The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events. Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement. None of the contingent milestone payments or minimum royalty payments is individually material to the Company. These costs, when realized, will be reported as part of Research & Development or as a component of Cost of Sales in the Company’s Consolidated Statement of Operations.

     The table below summarizes contingent potential milestone payments and minimum royalty payments for the years 2008 and beyond assuming all such contingencies occur.
Table of Contingent Payments to Strategic Partners (in thousands):

For the year ended 12/31/08	$1,698
For the year ended 12/31/09	$2,774
For the year ended 12/31/10	$1,000
For the year ended 12/31/11	$1,240
For the year ended 12/31/12	$—
2013 and beyond	$1,000
Note N — Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,
	2007	2006	2005
Interest and taxes paid:
Interest	$72	$593	$419
Income taxes	5	2	72
Note: In March 2006, $7,298 in principal and interest related to convertible notes was retired by conversion to the common stock of Akorn, Inc.
Note O — Recent Accounting Pronouncements
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
     The Company has determined it does not have material uncertain tax positions or unrecognized tax benefits and there is no material impact on its financial position, results of operations or cash flows. The adoption of FIN 48 had no impact on its opening balance of retained earnings. The Company classifies interest on tax settlements as a component of interest expense and penalties on tax settlements as a component of administrative expense in its financial statements.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and note disclosures.
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

     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.
Note P — Business Alliances
     On April 21, 2004, the Company announced the signing of a memo of understanding with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India. As a result of negotiations following the execution of the memo of understanding, on September 22, 2004, the Company entered into agreements with Strides for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for the U.S. hospital and retail markets. The joint venture operates in the form of a Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides will be responsible for developing, manufacturing and supplying products under an OEM Agreement between it and the Joint Venture Company. The Company will be responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. Strides and Akorn each own 50% of the Joint Venture Company with equal management representation. Each contributed $1,250,000 in capital, to be used to finance the preparation of ANDAs by Strides. As of December 31, 2004, the Company had funded its $1,250,000 capital contribution to the Joint Venture Company. In February 2005, the Company loaned an additional $1,250,000 to the Joint Venture Company that was advanced to Strides to finance its capital contribution. Strides repaid this loan to the Company in December 2005. Under the OEM Agreement, the respective contributions were advanced to Strides to finance the preparation, development and filing with the FDA of ANDAs for generic drugs based on a mutually agreed development schedule. The Joint Venture Company will have exclusive rights to FDA approved generic drugs within the United States hospital, medical clinic, physician group and other wholesale drug markets. If both managers agree, Strides and Akorn may make additional equivalent capital contributions to finance subsequent ANDA preparation costs under a similar arrangement to its initial capital contributions, including an additional loan by the Company to the Joint Venture Company to finance Strides’ capital contribution. In 2005, Strides and the Company each contributed $250,000 for additional ANDA development work. Pursuant to the requirements of FIN 46(R), because the Company funded Strides’ capital contribution (even though that funding was supported by a letter of credit ultimately in the Company’s favor), the Company was required to consolidate the Joint Venture Company until such time as its loan was collected. Accordingly, in the Company’s consolidated financial statements, its 2004 contribution to the Joint Venture Company was eliminated. The advance of the initial $1,250,000 from the Joint Venture Company to Strides was reflected as an other current asset and was amortized over the mutually agreed upon development schedule period in 2004 and 2005. Because of this, the Company had recorded 100% of the Joint Venture Company losses in its 2004 results of operations and the amortization expense for 2004 was $375,000. In December 2005, the Company recorded a $1,250,000 reduction in its research and development expense to recognize the change to a 50/50 loss sharing arrangement in line with the Strides capital contribution in cash at risk in the Joint Venture Company. The total research and development expense recorded by the Company related to the Joint Venture Company was $1,125,000 for 2005. Going forward, the Company will account for the Joint Venture Company earnings/losses on the equity method of accounting in accordance with its 50% ownership interest. There was minimal financial impact associated with the Joint Venture Company operations in 2007 and 2006.
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

Note Q — Customer and Supplier Concentration
     In 2007 the Company’s major sales were through three large wholesale drug distributors which account for a large portion of the Company’s gross sales, revenues and accounts receivable. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The percentage impact that these customers had on the Company’s business as of and for the years ended as indicated is listed below. In 2006 the Company sold $25,464,000 of its radiation DTPA antidote products to the U.S. Department of Health & Human Services (“HHS”) which represented 36% of its sales in 2006.

	2007			2006			2005
			Gross			Gross			Gross
	Gross	Net	Accts	Gross	Net	Accts.	Gross	Net	Accts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable	Sales	Revenue	Receivable
Amerisource	22%	17%	36%	13%	9%	12%	24%	16%	28%
Cardinal	25%	21%	25%	19%	13%	24%	28%	19%	29%
McKesson	20%	15%	8%	18%	11%	17%	17%	11%	19%
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
     In 2007, purchases from Massachusetts Biological Laboratories represented approximately 64% of the Company’s purchases while in 2006 purchases from Hameln Pharmaceuticals represented 13% of the Company’s purchases and purchases from Cardinal Health PTS, LLC in 2005 accounted for approximately 17% of its purchases. In 2007, MBL was the Company’s sole supplier of Td vaccine for its vaccine segment, in 2006 Hameln was the sole supplier of DTPA for its hospital drugs & injectables segment, and in 2005 Cardinal Health PTS, LLC was the Company’s key supplier of IC-Green in its ophthalmic segment. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company’s ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Note R — Subsequent Events
     On March 10, 2008, the Company entered into an Amendment to Credit Agreement with LaSalle Bank (the “March Credit Amendment”). Among other things, the March Credit Amendment adjusted the definition of EBITDA, set minimum EBITDA requirements, increased the restricted cash requirement to $3,300,000 from the prior $1,250,000 requirement, and amended certain covenants of the parties set forth in the Credit Facility. The March Credit Amendment also extended the Termination Date of the Credit Agreement to January 1, 2009. The description of the March Credit Amendment herein is only a summary and is qualified in its entirety by the full text of such March Credit Amendment, which is filed as an exhibit hereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the

Company files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
     Company management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, Company management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2007.
Attestation Report of the Registered Public Accounting Firm
     The Company’s internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which appears above.
Changes in Internal Control Over Financial Reporting
     In the fourth fiscal quarter ended December 31, 2007, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference to the sections entitled “I – Proposals – Proposal 1 – Elections of Directors”, “II – Corporate Governance and Related Matters” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2008 annual meeting.
Item 11. Executive Compensation.
Incorporated by reference to the sections entitled “II – Corporate Governance and Related Matters – Director Compensation” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2008 annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to the section entitled “III – Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2008 annual meeting.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Incorporated by reference to the section entitled “II – Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2008 annual meeting.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference to the section entitled “I – Proposals – Proposal 3. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2008 annual meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	(1) Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.
(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3)	Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

3.2	Amended and Restated By-laws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005 (Commission file No. 333-119168).

3.3	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006 (Commission file No. 001-32360).

3.4	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006 (Commission file No. 001-32360).

3.5	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

4.1	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.2	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.3	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.4	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.5	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.6	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.7	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.7 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.8	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd., incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

Exhibit No.	Description
4.9	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.10	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

4.11	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

4.12	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn, Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004 (Commission file No. 000-13976).

4.13	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

4.14	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

4.15	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

4.16	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006 incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

4.17	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

4.18	Securities Purchase Agreement dated November 14, 2007, between Akorn, Inc. and Serum Institute of India Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on November 20, 2007.

10.1†	Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.2†	1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.3	Letter of Commitment to Akorn, Inc. from John. N. Kapoor dated April 17, 2001, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on April 25, 2001 (Commission file No. 000-13976).

10.4	Convertible Bridge Loan and Warrant Agreement dated as of July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.5	The Tranche A Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.6	The Tranche B Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.7	Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.8	Allonge to Revolving Note ($2 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.14 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

Exhibit No.	Description
10.9	Allonge to Revolving Note ($3 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.15 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.10	First Amendment to Convertible Bridge Loan and Warrant Agreement dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.16 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.11	Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002 (Commission file No. 000-13976).

10.12	Mutual Termination and Settlement Agreements by and between Akorn, Inc. and The Johns Hopkins University/Applied Physics Laboratory dated. July 3, 2002, incorporated by reference to Exhibit 10.23 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on October 7, 2002 (Commission file No. 000-13976).

10.13	Second Amendment to Convertible Bridge Loan and Warrant Agreement dated August 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.19 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.14	Amendment to Engagement Letter by and among Akorn, Inc. and AEG Partners LLC dated as of November 21, 2002 incorporated by reference to Exhibit 10.40 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003 (Commission file No. 000-13976).

10.15	Third Amendment to Convertible Bridge Loan and Warrant Agreement dated December 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.16†	Offer Letter dated January 22, 2003 from Akorn, Inc. to Arthur S. Przybyl, incorporated by reference to Exhibit 10.41 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on May 21, 2003 (Commission file No. 000-13976).

10.17†	Indemnification Agreement dated May 15, 2003 by and between Akorn, Inc. and Arthur S. Przybyl, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003 (Commission file No. 000-13976).

10.18	Credit Agreement dated October 7, 2003 among Akorn, Inc., Akorn New Jersey, Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

10.19	Form of Indemnity Agreement dated October 7, 2003 between Akorn, Inc. and each of its directors, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.20	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and NeoPharm, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.21	Form of Fourth Amendment to Convertible Bridge Loan and Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.22	Limited Waiver Letter dated October 7, 2003 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.34 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.23	Form of Acknowledgment of Subordination dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.6 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

Exhibit No.	Description
10.24	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.7 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.25	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.8 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.26	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and Arjun C. Waney, incorporated by reference to Exhibit 10.9 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.27	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., LaSalle Bank and Argent Fund Management Ltd, incorporated by reference to Exhibit 10.10 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.28†	Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.29†	Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.30†	Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.31†	Offer letter dated June 1, 2004 from Akorn, Inc. to Jeffrey A. Whitnell, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2004, filed March 31, 2005 (Commission file No. 001-32360).

10.32	Engagement Letter dated August 5, 2004 between Leerink Swann & Company and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.33	Waiver and Consent dated August 23, 2004, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.34	Consent and Agreement of Holders of Series A 6.0% Participating Convertible Preferred Stock of Akorn, Inc. dated as of August 17, 2004, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.35	The AEG Stock Purchase Warrant, dated August 31, 2004, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on September 9, 2004 (Commission file No. 000-13976).

10.36	Limited Liability Company Agreement dated September 22, 2004 between Akorn, Inc. and Strides Arcolab Limited, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.37	OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.38	Sales and Marketing Agreement dated September 22, 2004 between Akorn, Inc. and Akorn-Strides, LLC, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.39	Promissory Note dated September 22, 2004 executed by Akorn-Strides, LLC for the benefit of Akorn, Inc., incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

Exhibit No.	Description
10.40	Capital Contribution Agreement dated September 22, 2004 executed by Strides Arcolab Limited for the benefit of Akorn-Strides, LLC, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.41	Waiver Letter dated September 28, 2004 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 30, 2004 (Commission file No. 000-13976).

10.42	First Amendment to Credit Agreement dated August 13, 2004 among Akorn, Inc., Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s Report on Form 10-Q for the period ended June 30, 2004, filed on August 13, 2004 (Commission file No. 000-13976).

10.43	Second Amendment to Credit Agreement dated August 26, 2004 among Akorn, Inc., Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 31, 2004 (Commission file No. 000-13976).

10.44	Third Amendment to Credit Agreement dated October 8, 2004 among Akorn, Inc., Akorn New Jersey, Inc., the lenders party thereto and LaSalle Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.53 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004 (Commission file No. 333-119168).

10.45	Waiver and Consent dated October 8, 2004, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.54 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004 (Commission file No. 333-119168).

10.46	License and Supply Agreement November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on November 17, 2004 (Commission file No. 000-13976).

10.47†	Offer letter dated November 15, 2004, from Akorn, Inc. to Jeffrey A. Whitnell, for position of Senior Vice President incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 001-32360).

10.48†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan incorporated by reference to Exhibit 10.59 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 000-13976).

10.49†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s Registration Statement on Form S-1 filed May 10, 2005.

10.50	Waiver and Consent to Credit Agreement dated May 13, 2005 between Akorn, LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed on May 19, 2005 (Commission file No. 333-119168).

10.51	Note Repayment Agreement dated May 16, 2005, by and between NeoPharm, Inc. and Akorn, Inc. incorporated by reference to Exhibit 10.63 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005 (Commission file No. 333-119168).

10.52	Fourth Amendment to the Credit Agreement among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 5, 2005 (Commission file No. 001-32360).

10.53	Master Letter of Credit Agreement among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on October 5, 2005 (Commission file No. 001-32360).

10.54	Solicitation/Contract/Order for Commercial Items issued by the HHS to Akorn, Inc. on December 30, 2005.

Exhibit No.	Description
10.55†	Executive Bonus Agreement by and between Akorn, Inc. and Arthur S. Przybyl dated December 27, 2005 incorporated by reference to Exhibit 99.1 to the Company’s report on Form 8-K filed January 3, 2006 (Commission file No. 001-32360).

10.56†	Executive Bonus Agreement by and between Akorn, Inc. and Jeffrey A. Whitnell dated December 27, 2005 incorporated by reference to Exhibit 99.2 to the Company’s report on Form 8-K filed January 3, 2006 (Commission file No. 001-32360).

10.57	Amendment, Waiver and Consent to Credit Agreement dated March 1, 2006, among LaSalle Bank, the Lenders, Akorn, Inc. and Akorn (New Jersey) incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006 (Commission file No. 001-32360).

10.58	Waiver and Consent to Credit Agreement dated March 20, 2006 among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 24, 2006 (Commission file No. 001-32360).

10.59	Waiver and Consent to Credit Agreement dated March 31, 2006 among Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 31, 2006 (Commission file No. 001-32360).

10.60†	Executive Employment Agreement dated April 24, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.61†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.62†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Jeffrey A. Whitnell incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.63	Waiver and Consent to Credit Agreement dated September 13, 2006, among LaSalle Bank National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006 (Commission file No. 001-32360).

10.64	Akorn, Inc. Director Compensation Agreement dated October 26, 2006, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 9, 2006 (Commission file No. 001-32360).

10.65Ω	Development and Exclusive Distribution Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.66Ω	Development Funding Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.67	First Amendment to OEM Agreement dated December 8, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.68	Second Amendment to OEM Agreement dated December 31, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.3 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.69Ω	Third Amendment to OEM Agreement dated October 26, 2005 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.4 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.70	Fourth Amendment to OEM Agreement dated February 1, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.5 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

Exhibit No.	Description
10.71Ω	Fifth Amendment to OEM Agreement dated November 28, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.72	Office Lease dated December 21, 2006, between Akorn, Inc. and Duke Realty Limited Partnership incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 28, 2006 (Commission file No. 001-32360).

10.73	Amendment to Credit Agreement dated March 5, 2007 between Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed March 6, 2006 (Commission file No. 001-32360).

10.74	Addendum 1 to License and Supply Agreement dated November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.74 to Akorn, Inc.’s report on Form 10-K filed March 16, 2007 (Commission file No. 001-32360).

10.75	Guaranty and Collateral Agreement dated October 7, 2003, between Akorn, Inc., LaSalle Bank, the grantors party thereto and Akorn (New Jersey), Inc incorporated by reference to Exhibit 10.74 to Akorn, Inc.’s report on Form 10-K filed March 16, 2007 (Commission file No. 001-32360).

10.76Ω	Exclusive Distribution Agreement dated March 22, 2007 between Akorn, Inc. and the University of Massachusetts, as represented by the Massachusetts Biological Laboratories incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 30, 2007.

10.77†Ω	2007 Management Bonus Objectives incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 23, 2007.

10.78	Amendment to Credit Agreement dated August 8, 2007 between Akorn, Inc., LaSalle Bank, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed August 8, 2007.

10.79	Industrial Building Lease dated October 23, 2007 between Akorn, Inc. and CV II Gurnee LLC incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed October 29, 2007.

10.80Ω	Exclusive Memorandum of Understanding dated October 24, 2007 between Serum Institute of India Ltd. and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 30, 2007.

10.81	First Amendment to Sales and Marketing Agreement dated September 28, 2007, by and among Akorn-Strides, LLC, and Akorn, Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.82	Sixth Amendment to OEM Agreement dated September 28, 2007 between Akorn-Strides, LLC and Strides Arcolab Limited, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.83	Amendment to Credit Agreement dated November 2, 2007, by and among LaSalle Bank National Association, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.6 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.84	Note (Replacement Note) dated October 7, 2003, by Akorn, Inc. and Akorn (New Jersey), Inc. for the benefit of LaSalle Bank National Association, issued in connection with the Amendment to Credit Agreement dated November 2, 2007, incorporated by reference to Exhibit 10.7 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.85	Waiver and Consent to Credit Agreement dated November 14, 2007, among LaSalle Bank National Association, certain lenders, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on November 20, 2007.

10.86*	Amendment to Credit Agreement dated March 10, 2008, by and among LaSalle Bank National Association, Akorn, Inc. and Akorn (New Jersey), Inc.

21.1	Subsidiaries of Akorn, Inc., incorporated by reference to Exhibit 21.1 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004 (Commission file No. 333-119168).

Exhibit No.	Description
23.1*	Consent of Independent Registered Public Accountant

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.
By:	/s/ ARTHUR S. PRZYBYL
Arthur S. Przybyl
Chief Executive Officer

Date: March 13, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ARTHUR S. PRZYBYL Arthur S. Przybyl	Chief Executive Officer (Principal Executive Officer)	March 13, 2008
/s/ JEFFREY A. WHITNELL Jeffrey A. Whitnell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2008
/s/ DR. JOHN KAPOOR Dr. John Kapoor	Director, Board Chairman	March 13, 2008
/s/ JERRY N. ELLIS Jerry N. Ellis	Director	March 13, 2008
/s/ JERRY TREPPEL Jerry Treppel	Director	March 13, 2008
/s/ RONALD M. JOHNSON Ronald M. Johnson	Director	March 13, 2008
/s/ DR. SUBHASH KAPRE Dr. Subhash Kapre	Director	March 13, 2008
/s/ RANDALL WALL Randall Wall	Director	March 13, 2008