Form 10-Q
period 2008-03-31
AKORN INC
filed 2008-05-12
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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
Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
     At April 30, 2008 there were 89,222,356 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	MARCH 31,	DECEMBER 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,427	$7,948
Restricted cash for Revolving Credit Agreement	3,300	1,250
Trade accounts receivable (less allowance for doubtful accounts of $3 and $5, respectively)	3,071	4,112
Inventories	33,795	31,095
Prepaid expenses and other current assets	1,294	1,317

TOTAL CURRENT ASSETS	44,887	45,722
PROPERTY, PLANT AND EQUIPMENT, NET	31,752	32,262
OTHER LONG-TERM ASSETS
Intangibles, net	7,032	7,721
Other	155	1,261

TOTAL OTHER LONG-TERM ASSETS	7,187	8,982

TOTAL ASSETS	$83,826	$86,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Line of credit	$11,264	$4,521
Mortgage Payable	105	208
Trade accounts payable	8,344	14,070
Accrued compensation	1,152	895
Accrued expenses and other liabilities	1,342	1,306

TOTAL CURRENT LIABILITIES	22,207	21,000
LONG-TERM LIABILITIES
Product warranty liability	1,299	1,308

TOTAL LONG-TERM LIABILITIES	1,299	1,308

TOTAL LIABILITIES	23,506	22,308

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 89,131,592 and 88,900,588 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	167,099	165,829
Warrants to acquire common stock	2,731	2,795
Accumulated deficit	(109,510)	(103,966)

TOTAL SHAREHOLDERS’ EQUITY	60,320	64,658

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,826	$86,966

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Revenues	$14,459	$11,735
Cost of sales	10,712	9,246

GROSS PROFIT	3,747	2,489
Selling, general and administrative expenses	6,257	5,242
Amortization of intangibles	339	338
Research and development expenses	2,376	2,011

TOTAL OPERATING EXPENSES	8,972	7,591

OPERATING LOSS	(5,225)	(5,102)
Interest (expense)/income, net	(115)	259
Other expense	(201)	—

LOSS BEFORE INCOME TAXES	(5,541)	(4,843)
Income tax provision	3	—

NET LOSS	$(5,544)	$(4,843)

NET LOSS PER SHARE:
BASIC	$(0.06)	$(0.06)

DILUTED	$(0.06)	$(0.06)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	89,053	86,252

DILUTED	89,053	86,252

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
UNAUDITED
(In Thousands)

			Warrants to	Retained
			acquire	Earnings
Three Months Ended March 31, 2008	Common Stock		Common	(Accumulated
	Shares	Amount	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$2,795	$(103,966)	$64,658
Net loss	—	—	—	(5,544)	(5,544)
Exercise of warrants into common stock	50	101	(64)	—	37
Exercise of stock options	163	422	—	—	422
Employee stock purchase plan issuances	8	58	—	—	58
Amortization of deferred compensation related to restricted stock awards	10	225	—	—	225
Stock-based compensation expense	—	464	—	—	464

BALANCES AT MARCH 31, 2008	89,132	$167,099	$2,731	$(109,510)	$60,320

			Warrants to	Retained
			acquire	Earnings
Three Months Ended March 31, 2007	Common Stock		Common	(Accumulated
	Shares	Amount	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$4,862	$(84,798)	$70,314
Net loss	—	—	—	(4,843)	(4,843)
Exercise of warrants into common stock	510	1,033	(651)	—	382
Exercise of stock options	84	276	—	—	276
Employee stock purchase plan issuances	12	76	—	—	76
Amortization of deferred compensation related to restricted stock awards	—	221	—	—	221
Stock-based compensation expense	—	890	—	—	890

BALANCES AT MARCH 31, 2007	86,597	$152,746	$4,211	$(89,641)	$67,316

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31
	2008	2007
OPERATING ACTIVITIES
Net loss	$(5,544)	$(4,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,118	1,095
Non-cash stock compensation expense	689	1,111
Changes in operating assets and liabilities:
Trade accounts receivable	1,041	2,650
Inventories	(2,700)	(2,466)
Prepaid expenses and other current assets	233	212
Other long-term assets	1,246	—
Trade accounts payable	(5,726)	(619)
Accrued expenses and other liabilities	284	(982)

NET CASH USED IN OPERATING ACTIVITIES	(9,359)	(3,842)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(269)	(500)
Purchase of intangible assets	—	(50)

NET CASH USED IN INVESTING ACTIVITIES	(269)	(550)
FINANCING ACTIVITIES
Repayment of long-term debt	(103)	(96)
Restricted cash for revolving credit agreement	(2,050)	—
Proceeds from line of credit	6,743	—
Proceeds from warrants exercised	37	382
Proceeds under stock option and stock purchase plans	480	352

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,107	638

DECREASE IN CASH AND CASH EQUIVALENTS	(4,521)	(3,754)
Cash and cash equivalents at beginning of period	7,948	21,818

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,427	$18,064

Amount paid for interest	$175	$14
Amount paid for income taxes	$3	$1
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
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowance for doubtful accounts, the allowance for chargebacks, the allowance for rebates, the allowance for product returns and discounts, the reserve for slow-moving and obsolete inventories, the carrying value of intangible assets and the carrying value of deferred income tax assets.
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
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate (95% in 2008 and 2007) until historical trends indicate that a revision should be made.
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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first three months of 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Stock option compensation expense of $464,000 was recognized during the first quarter of 2008. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2008	MARCH 31, 2007
Expected volatility	44%	46%
Expected life (in years)	4.0	3.6
Risk-free interest rate	2.8%	4.6%
Dividend yield	—	—
Weighted-average grant date fair values	$2.62	$2.46
Forfeiture rate	10%	10%
A summary of stock based compensation activity within the Company’s stock-based compensation plans for the first quarter of 2008 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2008	4,719	$4.69
Granted	29	7.04
Exercised	(163)	2.58
Forfeited	(137)	6.33

Outstanding at March 31, 2008	4,448	4.73	2.7	$3,428

Exercisable at March 31, 2008	2,726	3.99	2.1	$3,278

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first quarter of 2008 was $733,000. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $422,000 during the first quarter of 2008.
The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted restricted stock awards valued at $367,000 during the first quarter of 2008. As of March 31, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $731,000. The Company recognized compensation expense of $225,000 during the first quarter of 2008, related to outstanding restricted stock awards.
The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2007	175	$5.05
Granted	50	7.34
Vested	(10)	7.34
Canceled	—	—

Nonvested at March 31, 2008	215	$5.48

NOTE D — REVENUE RECOGNITION
     The Company recognizes product sales for its ophthalmic, hospital drugs & injectables, and biologics & vaccines business segments upon the shipment of goods or upon the delivery of goods as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.
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
     The provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the statements of operations with the exception of the allowance for doubtful accounts which is reflected as part of selling, general and administrative expense. The ending reserve amounts are included in trade accounts receivable in the balance sheet.
     Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2008	2007
Gross accounts receivable	16,533	$17,317
Less:
Allowance for doubtful accounts	(3)	(5)
Returns reserve	(974)	(1,153)
Discount and allowances reserve	(387)	(357)
Chargeback and rebates reserves	(12,098)	(11,690)

Net trade accounts receivable	3,071	4,112

     For the three-month periods ended March 31, 2008 and 2007, the Company recorded chargeback and rebate expense of $8,310,000 and $6,785,000 respectively. This increase was primarily due to increased sales to wholesalers in 2008.
     For the three-month periods ended March 31, 2008 and 2007, the Company recorded a provision for product returns of $114,000 and $679,000 respectively. The decrease in the provision was to recognize improved customer returns experience resulting from a concerted effort to improve turnover and manage stocking levels at our major customers.
     For the three-month period ended March 31, 2008, the Company recorded a net benefit for doubtful accounts of $2,000. For the three-month period ended March 31, 2007, the Company recorded a net provision for doubtful accounts of $1,000.
     For the three-month periods ended March 31, 2008 and 2007, the Company recorded a provision for cash discounts of $391,000 and $279,000, respectively. This increase primarily related to the increase in sales for the quarter.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2008	2007
Finished goods	$24,779	$20,804
Work in process	1,405	2,173
Raw materials and supplies	7,611	8,118

	$33,795	$31,095

     Inventory at March 31, 2008 and December 31, 2007 is reported net of reserves for slow-moving, unsalable and obsolete items of $1,435,000 and $1,260,000, respectively, primarily related to finished goods. For the three-month periods ended March 31, 2008 and 2007, the Company recorded a provision of $90,000 and $169,000, respectively.

NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2008	2007
Land	$396	$396
Buildings and leasehold improvements	18,236	18,236
Furniture and equipment	39,048	39,030
Automobiles	55	55

Sub-total	57,735	57,717
Accumulated depreciation	(32,424)	(31,645)

	25,311	26,072
Construction in progress	6,441	6,190

Property, plant, and equipment, net	$31,752	$32,262

     Construction in progress represents capital expenditures principally related to the Company’s lyophilization facility. The accumulated lyophilization facility spending through March 31, 2008 was $22,653,000. The Company estimates an additional $50,000 in spending will be required to complete the expansion. In December 2006, the Company placed $17,237,000 of this cost into service which is for the facility and sterile solutions portion of this operation which augments its existing production capacities. The remaining $5,416,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final validation testing for the Company to place this equipment into commercial production which is anticipated in the second half of 2008. There can be no assurance the Company will realize the anticipated benefits from its investment into lyophilization capability and, if not, material impairment charges may be required.
     NOTE H — FINANCING ARRANGEMENTS
Mortgage Payable
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $105,000 and $208,000 at March 31, 2008 and December 31, 2007, respectively. The principal balance is payable over 10 years, with the final payment due in June 2008. The mortgage note bears a fixed interest rate of 7.375% and is secured by the real property located in Decatur, Illinois.
Credit Facility
     On October 7, 2003, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with a revolving line of credit (the “Credit Facility” or “Revolver”) secured by substantially all of the assets of the Company. The Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA and certain other ratios. The Credit Facility and related covenants have been subsequently amended including an amendment on March 10, 2008 as discussed below. If the Company is not in compliance with the covenants of the Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the Revolver would become immediately due and payable. The Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in its financial condition. Because the Credit Facility also requires the Company to maintain its deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that the Company classify outstanding borrowings under the Revolver as a current liability. The Revolver bears interest at prime plus 0.75% (6.00% as of March 31, 2008) and had a weighted average interest rate of 6.97% during 2008. There was an $11,264,000 balance on the Revolver at March 31, 2008.
     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 65% of raw material, finished goods and component inventory excluding packaging items, not to exceed 75% of the revolving commitment amount, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and $1,750,000. As of March 31, 2008, the Company had $3,736,000 of undrawn availability under the Credit Facility with LaSalle Bank.

     On March 10, 2008, the Company entered into an Amendment to the Credit Agreement with LaSalle Bank (the “Amendment”). Among other things, the Amendment adjusted the definition of EBITDA, set minimum EBITDA requirements, increased the restricted cash requirement to $3,300,000 from the prior $1,250,000 requirement, and amended certain covenants of the parties set forth in the Credit Facility. The Amendment also extended the Termination Date of the Credit Agreement to January 1, 2009.
     The Company wrote off certain product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, the Company was not in compliance with its Credit Facility covenants and the Company requested and received an amendment from LaSalle Bank dated May 9, 2008 (the “May 2008 Amendment”) which adjusted the EBITDA covenant calculation to exclude these additional research & development expense items.
NOTE I — COMMON STOCK ISSUANCE
     On March 8, 2006 the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. The aggregate offering price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds of $18,078,000 were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants. In September 2006, we issued 1,000,000 shares of our common stock in a private placement with Serum Institute of India, Ltd. (“Serum”) at a price of $3.56 per share. The offering price was $3,560,000 and the net proceeds to us, after payment of approximately $17,000 in expenses, were approximately $3,543,000. In November 2007, we issued an additional 1,000,000 shares of our common stock in a private placement with Serum at a price of $7.01 per share. The offering price was $7,010,000 and the net proceeds to us, after payment of approximately $16,000 in expenses, were approximately $6,994,000.
NOTE J — EARNINGS PER COMMON SHARE
     Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method. However, for the three-month periods ended March 31, 2008 and 2007, the assumed exercise of any of these securities would have been anti-dilutive; and, accordingly, the diluted loss per share equals the basic loss per share for that period.
     The number of such shares as of March 31, 2008 and March 31, 2007 subject to warrants was 6,625,000 and 6,551,000, respectively. The number of such shares as of March 31, 2008 and March 31, 2007 subject to stock options was 4,448,000 and 4,900,000, respectively.
NOTE K — INDUSTRY SEGMENT INFORMATION
     The Company classifies its operations into four business segments: ophthalmic, hospital drugs & injectables, biologics & vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. The biologics & vaccines segment (a new business segment launched in September 2007) markets adult Tetanus-Diphtheria (“Td”) vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.
     Selected financial information by industry segment is presented below (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2008	2007
REVENUES
Ophthalmic	$5,953	$4,217
Hospital Drugs & Injectables	5,082	5,443
Biologics & Vaccines	1,817	—
Contract Services	1,607	2,075

Total revenues	$14,459	$11,735

GROSS PROFIT
Ophthalmic	$1,842	$674
Hospital Drugs & Injectables	1,101	1,518
Biologics & Vaccines	368	—
Contract Services	436	297

Total gross profit	3,747	2,489
Operating expenses	8,972	7,591

Operating loss	(5,225)	(5,102)
Interest and other (expense)/income	(316)	259

Loss before income taxes	$(5,541)	$(4,843)

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
     (ii) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants. AEG exercised 50,000 warrants during the three months ended March 31, 2008 and has no warrants remaining as of March 31, 2008.
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
     (iv) The Company has an outstanding DTPA product warranty which relates to a ten year expiration guarantee on DTPA sold to the U.S. Department of Health and Human Services (“HHS”) in 2006. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 69% and 67% of the Company’s gross revenues and 52% and 48% of net revenues for the three months ended March 31, 2008 and 2007, respectively. They accounted for approximately 73% of the gross accounts receivable balances as of both March 31, 2008 and 2007. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     The University of Massachusetts, as represented by the Massachusetts Biological Laboratories (“MBL”) (supplier for vaccine products) and Draxis Pharma (supplier for IC Green) accounted for 77% and 11%, respectively, of the Company’s purchases in the three months ended March 31, 2008. For the three months ended March 31, 2007, Alcan Inc. and Johnson Matthey, PLC accounted for 24% and 14%, respectively, of the Company’s purchases.
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

NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 effective January 1, 2008 and the adoption did not have a material impact on the Company’s results of operation or financial position.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

Item 2.
AKORN, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS
     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of Akorn or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:
•	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

•	Our ability to obtain regulatory approvals for products manufactured in our new lyophilization facility;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO 2007
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Ophthalmic segment	$5,953	$4,217
Hospital Drugs & Injectables segment	5,082	5,443
Biologics & Vaccines segment	1,817	—
Contract Services segment	1,607	2,075

Total revenues	$14,459	$11,735

     Consolidated revenues increased $2,724,000 or 23.2% in the quarter ended March 31, 2008 compared to the same period in 2007 mainly due to the new product launch of vaccines and the re-launch of IC Green both of which did not occur until September 2007.
     Ophthalmic segment revenues increased $1,736,000 or 41.2% due primarily to the re-launch of IC Green upon receiving FDA approval of our alternate site manufacturer. Hospital Drugs & Injectables segment revenues decreased by $361,000 or 6.6% mainly due to decreased sales of anesthesia products. Our contract services segment revenues decreased by $468,000 or 22.6%, mainly due to decreased order volumes on contract products resulting from customer concerns with an FDA warning letter issued in March 2007 which was subsequently removed in December 2007.
     Consolidated gross profit was $3,747,000 or 25.9% for the first quarter of 2008 as compared to a gross profit of $2,489,000 or 21.2% in the same period a year ago mainly due to the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through efficiencies and cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $1,015,000 or 19.4%, during the quarter ended March 31, 2008 as compared to the same period in 2007. The key components of this increase in 2008 were $638,000 due to the addition of 25 field and vaccine sales representatives and related selling expenses, $333,000 due to national sales meeting expenses, $172,000 related to technical consulting fees, and $74,000 due to an increase in FDA product/facility fees, partially offset by a $426,000 decrease in SFAS 123(R) stock option compensation expense.
     Research and development (“R&D”) expense increased $365,000 or 18.2% in the quarter, to $2,376,000 from $2,011,000 for the same period in 2007. The first quarter 2008 R&D expense reflects a write-off of certain product related filing and license fees totaling $1,246,000. This was partially offset by a reduction in validation testing and development of our lyophilization processes ($122,000) and reduced milestone payments to our strategic business partners ($533,000).
     Net interest expense for the first quarter of 2008 was $115,000 versus net interest income of $259,000 for the same period in 2007 as a result of increased borrowings against our Credit Facility with LaSalle Bank.
     For the three-month period ended March 31, 2008, the income tax provision was $3,000 while there was no tax provision for the same period in 2007.
     We reported a net loss of $5,544,000 for the three months ended March 31, 2008, versus a net loss of $4,843,000 for the same period in 2007 mainly due to the increased sales volume and gross profit which was offset by higher SG&A, R&D, and net interest expense as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the three-month period ended March 31, 2008, we used $9,359,000 in cash from operations, primarily due to the net loss, a $6,868,000 change in working capital items mainly due to an increase in inventory and reduced accounts payable related to payments for vaccine inventory, offset by non-cash expenses of $1,807,000 for the period. Investing activities generated a $269,000 reduction in cash flow mainly due to capital expenditures for production equipment. Financing activities provided $5,107,000 in cash, primarily due to the $6,743,000 in proceeds from our Credit Facility with LaSalle Bank and $517,000 in proceeds from stock option and warrant exercises, partially offset by an increase in the restricted cash requirement of $2,050,000.
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

     As of March 31, 2008, we had $3,427,000 in cash and cash equivalents and $3,736,000 of undrawn availability under our Credit Facility with LaSalle Bank which is based on our level of accounts receivable and inventory and certain equipment. The borrowing against that facility was $11,264,000 at March 31, 2008.
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
     We wrote off certain product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, we were not in compliance with our Credit Facility covenants and we requested and received an amendment from LaSalle Bank dated May 9, 2008 (the “May 2008 Amendment”) which adjusted the EBITDA covenant calculation to exclude these additional research & development expense items. The description of the May 2008 Amendment herein is only a summary and is qualified in its entirety by the full text of such May 2008 Amendment, which is filed as an exhibit hereto.
Facility Expansion
     We are in the final stages of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have.
     As of March 31, 2008, we had spent approximately $22,653,000 on the lyophilization expansion and anticipate the need to spend approximately $50,000 of additional funds to complete the expansion related to the lyophilization equipment. These additional funds will primarily be used for testing and validation as the major capital equipment items are currently in place. In December 2007, we placed the building and sterile solutions portion of this operation ($17,237,000) in service which augments our existing production capacities. The remaining $5,364,000 of construction in progress, which is specific to lyophilization (freeze-dry) operations, is awaiting final validation testing for us to place this equipment into commercial production which we expect to complete in the second half of 2008. In addition, we are working toward the development of an internal ANDA lyophilized product pipeline for these operations.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in the application of the critical accounting policies since December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted SFAS 157 effective January 1, 2008 and the adoption did not have a material impact on our results of operation or financial position.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk associated with changes in interest rates if we draw a balance under our Credit Facility with LaSalle Bank. Our only current interest rate exposure involves our debt under the Credit Facility which bears interest at prime plus 0.75% (6.00% as of March 31, 2008). The balance on the Revolver at March 31, 2008 was $11,264,000. Our other debt is for our mortgaged property in Decatur, Illinois at a fixed interest rate of 7.375% with an outstanding balance of $105,000 at March 31, 2008. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at March 31, 2008 would result in a $112,600 pre-tax change in annual interest expense based on our existing $11,264,000 borrowing against our revolving line of credit.
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
     The fair value of the debt obligations approximated the recorded value as of March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
     In the first fiscal quarter ended March 31, 2008, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party in legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, at this time we do not believe that such proceedings will have a material adverse impact on our financial condition, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
          There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 17, 2008.
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
          With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of March 31, 2008, we are aware of the sale of 13,047,149 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
          For the quarter ended March 31, 2008, we issued the following equity securities: (i) On January 18, 2008, a warrantholder exercised warrants to purchase 50,000 shares of our common stock at an exercise price of $0.75 per share in exchange for cash of $37,500. The issuance of the common stock upon exercise of the warrants described herein was exempt from registration requirements under the Securities Act pursuant to Section 4(2) thereof, because none of the transactions thereof involved a public offering.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Portions of the exhibits marked with a (^) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amended and Restated By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amendment to By-laws of Akorn, Inc. incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

(3.4)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006.

(3.5)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

(4.1)	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

(4.2)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006 incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(4.3)	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

(4.4)	Securities Purchase Agreement dated November 14, 2007, between Akorn, Inc. and Serum Institute of India Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on November 20, 2007.

(10.1)	Amendment to Credit Agreement dated March 10, 2008, by and among LaSalle Bank National Association, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.86 to Akorn, Inc.’s report on Form 10-K filed March 14, 2008.

(10.2)*	Amendment to Credit Agreement dated May 9, 2008, by and among LaSalle Bank National Association, Akorn, Inc. and Akorn (New Jersey), Inc.

(10.3)^	2008 Management Bonus Objectives, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed April 24, 2008.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: May 12, 2008