Form 10-Q
period 2008-06-30
AKORN INC
filed 2008-08-08
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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
(847) 279-6100
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     At July 31, 2008 there were 89,239,256 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	JUNE 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,369	$7,948
Restricted cash for revolving credit agreement	3,300	1,250
Trade accounts receivable, net	10,101	4,112
Inventories	25,375	31,095
Prepaid expenses and other current assets	1,398	1,317

TOTAL CURRENT ASSETS	41,543	45,722
PROPERTY, PLANT AND EQUIPMENT, NET	32,137	32,262
OTHER LONG-TERM ASSETS
Intangibles, net	6,694	7,721
Other	144	1,261

TOTAL OTHER LONG-TERM ASSETS	6,838	8,982

TOTAL ASSETS	$80,518	$86,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving line of credit	$14,179	$4,521
Mortgage payable	—	208
Trade accounts payable	4,431	14,070
Accrued compensation	862	895
Accrued expenses and other liabilities	1,710	1,306

TOTAL CURRENT LIABILITIES	21,182	21,000
LONG-TERM LIABILITIES
Product warranty liability	1,299	1,308

TOTAL LONG-TERM LIABILITIES	1,299	1,308

TOTAL LIABILITIES	22,481	22,308

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 89,222,606 and 88,900,588 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	167,635	165,829
Warrants to acquire common stock	2,731	2,795
Accumulated deficit	(112,329)	(103,966)

TOTAL SHAREHOLDERS’ EQUITY	58,037	64,658

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,518	$86,966

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenues	$21,229	$11,638	$35,688	$23,373
Cost of sales	16,402	8,752	27,114	17,998

GROSS PROFIT	4,827	2,886	8,574	5,375
Selling, general and administrative expenses	5,914	5,189	12,171	10,431
Amortization of intangibles	338	339	677	677
Research and development expenses	1,225	2,161	3,601	4,172

TOTAL OPERATING EXPENSES	7,477	7,689	16,449	15,280

OPERATING LOSS	(2,650)	(4,803)	(7,875)	(9,905)
Interest income (expense), net	(169)	169	(284)	428
Other income (expense)	—	1	(201)	1

LOSS BEFORE INCOME TAXES	(2,819)	(4,633)	(8,360)	(9,476)
Income tax provision	—	1	3	1

NET LOSS	$(2,819)	$(4,634)	$(8,363)	$(9,477)

NET LOSS PER SHARE:
BASIC	$(0.03)	$(0.05)	$(0.09)	$(0.11)

DILUTED	$(0.03)	$(0.05)	$(0.09)	$(0.11)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	89,204	86,982	89,129	86,619

DILUTED	89,204	86,982	89,129	86,619

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
UNAUDITED
(In Thousands)

			Warrants to	Retained
			acquire	Earnings
	Common Stock		Common	(Accumulated
Six Months Ended June 30, 2008	Shares	Amount	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$2,795	$(103,966)	$64,658
Net loss				(8,363)	(8,363)
Exercise of warrants into common stock	50	101	(64)	—	37
Exercise of stock options	189	511	—	—	511
Employee stock purchase plan issuances	17	103	—	—	103
Amortization of deferred compensation related to restricted stock awards	66	358	—	—	358
Restricted stock awards withheld for payment of employee tax liability	—	(158)	—	—	(158)
Stock-based compensation expense	—	891	—	—	891

BALANCES AT JUNE 30, 2008	89,223	$167,635	$2,731	$(112,329)	$58,037

			Warrants to	Retained
			acquire	Earnings
	Common Stock		Common	(Accumulated
Six Months Ended June 30, 2007	Shares	Amount	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$4,862	$(84,798)	$70,314

Net loss	—	—	—	(9,477)	(9,477)
Exercise of warrants into common stock	1,285	4,534	(2,042)	—	2,492
Exercise of stock options	168	532	—	—	532
Employee stock purchase plan issuances	20	129	—	—	129
Amortization of deferred compensation related to restricted stock awards	—	368	—	—	368
Restricted stock awards withheld for payment of employee tax liability	115	(445)	—	—	(445)
Stock-based compensation expense	—	1,509	—	—	1,509

BALANCES AT JUNE 30, 2007	87,579	$156,877	$2,820	$(94,275)	$65,422

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)
See notes to condensed consolidated financial statements

	SIX MONTHS
	ENDED JUNE 30
	2008	2007
OPERATING ACTIVITIES
Net loss	$(8,363)	$(9,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,222	2,188
Non-cash stock compensation expense	1,249	1,877
Changes in operating assets and liabilities:
Trade accounts receivable	(5,989)	2,794
Inventories	5,720	(4,163)
Prepaid expenses and other current assets	140	455
Other long-term assets	1,246	—
Trade accounts payable	(9,639)	(892)
Accrued expenses and other liabilities	362	(3,198)

NET CASH USED IN OPERATING ACTIVITIES	(13,052)	(10,416)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,420)	(981)
Purchase of intangible assets	—	(50)

NET CASH USED IN INVESTING ACTIVITIES	(1,420)	(1,031)
FINANCING ACTIVITIES
Repayment of long-term debt	(208)	(194)
Restricted cash for revolving credit agreement	(2,050)	—
Proceeds from line of credit	9,658	—
Proceeds from warrants exercised	37	2,492
Proceeds under stock option and stock purchase plans	456	216

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,893	2,514

DECREASE IN CASH AND CASH EQUIVALENTS	(6,579)	(8,933)
Cash and cash equivalents at beginning of period	7,948	21,818

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,369	$12,885

Amount paid for interest	$366	$25
Amount paid for income taxes	$3	$3

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
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.
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
     Chargebacks: The Company enters into contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. The Company reduces the chargeback allowance when it processes a request for a chargeback from a wholesaler. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s expense provision for chargebacks is recorded at the time when sales revenues are recognized.
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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first six months of 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Stock option compensation expense of $427,000 and $891,000 was recognized during the three and six-month periods ended June 30, 2008. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JUNE 30, 2008	JUNE 30, 2007

Expected volatility	46%	45%
Expected life (in years)	4.0	4.0
Risk-free interest rate	3.2%	4.8%
Dividend yield	—	—
Fair value per stock option	$1.54	$2.72
Forfeiture rate	10%	10%

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six-month period ended June 30, 2008 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2008	4,719	$4.69
Granted	102	4.82
Exercised	(189)	2.71
Forfeited	(233)	6.33

Outstanding at June 30, 2008	4,399	4.69	2.5	$1,202

Exercisable at June 30, 2008	2,946	4.07	2.0	$1,199

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the three and six-month periods ended June 30, 2008 was $22,000 and $755,000, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $89,000 and $511,000 during the three and six-month periods ended June 30, 2008.
The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted restricted stock awards valued at $367,000 during the first quarter of 2008. No restricted stock awards were granted during the second quarter of 2008. As of June 30, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $598,000. The Company recognized compensation expense of $133,000 and $358,000 during the three and six-month periods ended June 30 2008, related to outstanding restricted stock awards.
The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2007	175	$5.05
Granted	50	7.34
Vested	(100)	5.34

Nonvested at June 30, 2008	125	$5.74

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
     Net trade accounts receivable consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2008	2007
Gross accounts receivable	$23,659	$17,317
Less:
Allowance for doubtful accounts	(5)	(5)
Returns reserve	(1,219)	(1,153)
Discount and allowances reserve	(439)	(357)
Chargeback and rebates reserves	(11,895)	(11,690)

Net trade accounts receivable	$10,101	$4,112

     For the three-month periods ended June 30, 2008 and 2007, the Company recorded chargeback and rebate expense of $7,866,000 and $8,905,000, respectively. This decrease was primarily due to a favorable sales mix of lower chargeback products in 2008. For the six-month periods ended June 30, 2008 and 2007, the Company recorded chargeback and rebate expense of $16,176,000 and $15,690,000, respectively. This increase was primarily due to increased sales to wholesalers.
     For the three-month period ended June 30, 2008, the Company recorded a provision for product returns of $853,000. For the three-month period ended June 30, 2007, the Company recorded a recovery for product returns of $(136,000) which recognized significantly improved customer returns experience in the period. For the six-month periods ended June 30, 2008 and 2007, the Company recorded a provision for product returns of $950,000 and $490,000, respectively. The increase in the provision was due to increased sales and less favorable wholesaler returns experience in the quarter.
     For the three-month periods ended June 30, 2008 and 2007, the Company recorded a net provision for doubtful accounts of $2,000 and a net benefit for doubtful accounts of $8,000, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company recorded a net provision for doubtful accounts of $0 and a net benefit for doubtful accounts of $7,000, respectively.
     For the three-month periods ended June 30, 2008 and 2007, the Company recorded a provision for cash discounts of $400,000 and $328,000, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company recorded a provision for cash discounts of $791,000 and $607,000, respectively. These increases primarily relate to the increases in sales for these periods.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2008	2007
Finished goods	$16,365	$20,804
Work in process	2,101	2,173
Raw materials and supplies	6,909	8,118

	$25,375	$31,095

     The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at June 30, 2008 and December 31, 2007 is reported net of these reserves of $1,362,000 and $1,260,000, respectively, primarily related to finished goods. For the three-month periods ended June 30, 2008 and 2007, the Company recorded a benefit of $33,000 related to favorable sales of previously reserved products, and a provision of $71,000, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company recorded a provision of $57,000 and $239,000, respectively.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2008	2007
Land	$396	$396
Buildings and leasehold improvements	18,249	18,236
Furniture and equipment	39,562	39,030

Automobiles	55	55

Sub-total	58,262	57,717
Accumulated depreciation	(33,190)	(31,645)

	25,072	26,072

Construction in progress	7,065	6,190

Property, Plant, & Equipment, net	$32,137	$32,262

     Construction in progress represents capital expenditures principally related to the Company’s lyophilization (freeze-dry) operations and also leasehold improvement spending for its new office/warehouse facilities. The accumulated spending for the Company’s new sterile solutions and lyophilization facility expansion through June 30, 2008 was $22,680,000. In December 2006, the Company placed $17,237,000 of this cost into service which is for the facility and sterile solutions portion of this operation which augments its existing production capacities. The remaining $5,443,000 of construction in progress, which is specific to lyophilization operations, is awaiting final validation testing for the Company to place this equipment into commercial production which is anticipated in the second half of 2008. The Company estimates an additional $25,000 in spending will be required to complete the final lyophilizer validations. There can be no assurance the Company will realize the anticipated benefits from its investment into lyophilization capability and, if not, material impairment charges may be required.
NOTE H — FINANCING ARRANGEMENTS
Mortgage Payable
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $0 and $208,000 at June 30, 2008 and December 31, 2007, respectively. The principal balance was payable over 10 years, and the final principal/interest payment was made in the second quarter of 2008 to retire this mortgage. The mortgage note bore a fixed interest rate of 7.375% and was secured by the real property located in Decatur, Illinois.
Credit Facility
     On October 7, 2003, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with a revolving line of credit (the “Credit Facility” or “Revolver”) secured by substantially all of the assets of the Company. The Credit Facility contains certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA and certain other ratios. The Credit Facility and related covenants have been subsequently amended including an amendment on March 10, 2008 as discussed below. If the Company is not in compliance with the covenants of the Credit Facility, LaSalle Bank has the right to declare an event of default and all of the outstanding balances owed under the Credit Facility would become immediately due and payable. The Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in its financial condition. Because the Credit Facility also requires the Company to maintain its deposit accounts with LaSalle Bank, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that the Company classify outstanding borrowings under the Revolver as a current liability. The Revolver bears interest at prime plus 0.75% (5.75% as of June 30, 2008) and had a weighted average interest rate of 6.40% during 2008. There was a $14,179,000 balance on the Revolver at June 30, 2008.

     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 65% of raw material, finished goods and component inventory excluding packaging items, not to exceed 75% of the revolving commitment amount, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment ($4,092,000) and $1,750,000. As of June 30, 2008, the Company had $821,000 of undrawn availability under the Credit Facility with LaSalle Bank.
     On March 10, 2008, the Company entered into an Amendment to Credit Agreement with LaSalle Bank (the “Amendment”). Among other things, the Amendment adjusted the definition of EBITDA, set minimum EBITDA requirements, increased the restricted cash requirement to $3,300,000 from the prior $1,250,000 requirement, and amended certain covenants of the parties set forth in the Credit Facility. The Amendment also extended the termination date of the Credit Agreement to January 1, 2009. The description of the Amendment herein is only a summary and is qualified in its entirety by the full text of such Amendment.
     The Company wrote off certain product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, the Company was not in compliance with its Credit Facility covenants and the Company requested and received an amendment from LaSalle Bank dated May 9, 2008 (the “May 2008 Amendment”) which adjusted the EBITDA covenant calculation to exclude these additional research and development expense items. As of June 30, 2008, the Company was in compliance with all loan covenants for the Revolver.
Subordinated Note Payable
     On July 28, 2008, the Company borrowed $5,000,000 from The John N. Kapoor Trust Dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the Kapoor Trust a Subordinated Promissory Note (the “Note”) in the principal amount of $5,000,000. The Note accrues interest at a rate of 15% per annum and is due and payable at the end of one year, subject to the Revolver being paid in full.
NOTE I — COMMON STOCK ISSUANCE
     On March 8, 2006 the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. As of June 30, 2008, a total of 1,509,088 warrants were outstanding.
     In November 2007, we issued 1,000,000 shares of our common stock in a private placement with Serum Institute of India, Ltd. at a price of $7.01 per share. The offering price was $7,010,000 and the net proceeds to us, after payment of approximately $16,000 in expenses, were approximately $6,994,000.
NOTE J — EARNINGS PER COMMON SHARE
Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method. However, for the three-month periods ended June 30, 2008 and 2007 and the six-month periods ended June 30, 2008 and 2007, the assumed exercise or conversion of any of these securities would have been anti-dilutive; and, accordingly, the diluted loss per share equals the basic loss per share for that period. The number of such shares as of June 30, 2008 and June 30, 2007 subject to warrants was 1,965,000 and 525,000, respectively. The number of such shares as of June 30, 2008 and June 30, 2007 subject to stock options was 4,399,000 and 5,054,000, respectively.
NOTE K — INDUSTRY SEGMENT INFORMATION
     The Company classifies its operations into four business segments: ophthalmic, hospital drugs & injectables, biologics & vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. The biologics & vaccines segment markets adult Tetanus-Diphtheria (“Td”) vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.
     Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
REVENUES
Ophthalmic	$4,288	$3,893	$10,241	$8,110
Hospital Drugs & Injectables	4,851	5,178	9,933	10,621
Biologics & Vaccines	10,002	—	11,819	—
Contract Services	2,088	2,567	3,695	4,642

Total revenues	$21,229	$11,638	$35,688	$23,373

GROSS PROFIT
Ophthalmic	$968	$648	$2,810	$1,322
Hospital Drugs & Injectables	1,328	1,468	2,429	2,986
Biologics & Vaccines	1,786	—	2,154	—
Contract Services	745	770	1,181	1,067

Total gross profit	4,827	2,886	8,574	5,375
Operating expenses	7,477	7,689	16,449	15,280

Operating loss	(2,650)	(4,803)	(7,875)	(9,905)
Interest & other income (expense)	(169)	170	(485)	429

Loss before income taxes	$(2,819)	$(4,633)	$(8,360)	$(9,476)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
     (i) On March 29, 2007, the Company received a U.S. Food and Drug Administration (“FDA”) Warning Letter (the “Warning Letter”) following a routine inspection of its Decatur, Illinois manufacturing facility conducted from September 12 through September 29, 2006. The Warning Letter cited violations of the current Good Manufacturing Practice (“cGMP”) regulations. The Warning Letter stated that failure to promptly correct the cited violations may result in legal action without further notice, including, without limitation, seizure and injunction. It also stated that approval of pending new drug applications may be withheld until the violations are corrected and that a subsequent confirmatory FDA inspection may be made. The Company responded to the Warning Letter on April 19, 2007 providing clarifying information and describing corrective actions planned and/or completed.
The Warning Letter did not interrupt or delay the manufacture and distribution of the Company’s Decatur products already approved by the FDA. Per the FDA’s schedule for inspections, the Decatur site hosted a GMP/PAI inspection beginning July 23, 2007 through August 17, 2007. This event was achieved in parallel with the FDA approval of an alternate contract manufacturer for IC Green.
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
     (ii) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. It was determined none of the anti-dilution provisions in the Company’s outstanding securities were triggered by the issuance of the AEG Warrants. AEG exercised the final residual 50,000 warrants during the first quarter of 2008 and has no warrants remaining as of June 30, 2008.
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
     (v) In July of 2008, Akorn and the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) amended their Exclusive Distribution Agreement dated as of March 22, 2007 (the “Original Distribution Agreement”) to: (i) allow the Company to destroy its remaining inventory of Tetanus Diphtheria vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Tetanus Diphtheria vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the aggregate purchase price of the Single-dose Product during the first year of the Original Distribution Agreement by approximately 14.4%; (iii) reduce the Company’s purchase commitment for the second year of the Original Distribution Agreement by approximately 34.7%; and (iv) reduce the Company’s purchase commitment for the third year of the Original Distribution Agreement by approximately 39.5%.
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 60% and 69% of the Company’s gross revenues and 48% and 55% of net revenues for the three months ended June 30, 2008 and 2007, respectively. They accounted for approximately 67% and 78% of the gross accounts receivable balance as of June 30, 2008 and 2007, respectively. These three customers accounted for 64% and 73% of the Company’s gross revenues and 49% and 52% of net revenues for the six months ended June 30, 2008 and 2007, respectively.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     Colbert Packaging Corporation accounted for 16% and 11% of the Company’s purchases in the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, MBL (supplier for vaccine products) and Draxis Pharma (supplier for IC Green) accounted for 61% and 11%, respectively, of the Company’s purchases. Alcan Inc. accounted for 14% of the Company’s purchases for the six months ended June 30, 2007.

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
     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not believe that FSP SFAS No. 142-2 will have a material impact on its financial statements.

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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO 2007
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2008	2007
Ophthalmic segment	$4,288	$3,893
Hospital Drugs & Injectables segment	4,851	5,178
Biologics & Vaccines segment	10,002	—
Contract Services segment	2,088	2,567

Total revenues	$21,229	$11,638

     Consolidated revenues increased by $9,591,000 or 82.4% in the quarter ended June 30, 2008 compared to the same period in 2007 mainly due to the new product sales of vaccines and the re-launch of IC Green both of which did not occur until September 2007. This was partially offset by reduced order levels for contract services.
     Vaccine sales increased by $10,002,000 (product launched in September 2007) as we continue to gain market share with our Td vaccine products. Ophthalmic segment revenues increased by $395,000 or 10.1% due to increased sales of IC Green ($473,000), which was on backorder during the second quarter of 2007. Hospital Drugs & Injectables segment revenues decreased by $327,000 or 6.3% mainly due to the decreased sales of antidote products in 2008. Our contract services segment revenues decreased by $479,000 or 18.7% mainly due to decreased order volumes on contract products resulting from customer concerns with an FDA warning letter issued in March 2007 which was subsequently removed in December 2007.
     Consolidated gross profit was $4,827,000 or 22.7% for the second quarter of 2008 as compared to a gross profit of $2,886,000 or 24.8% in the same period a year ago mainly due to the $1,786,000 of gross profit contributed by vaccine sales combined with the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through efficiencies and cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $725,000 or 14.0%, during the quarter ended June 30, 2008 as compared to the same period in 2007. The key components of this increase in 2008 were $505,000 due to the addition of 35 field and vaccine sales representatives and related selling expenses, increased building rent of $129,000 for our new Gurnee, Illinois warehouse facility, and increased technical consulting of $128,000, partially offset by a decrease of SFAS 123(R) stock option compensation expense of $192,000
     Research and development (“R&D”) expense decreased $936,000 or 43.3% in the quarter, to $1,225,000 from $2,161,000 for the same period in 2007, mainly due to reduced product development activities ($738,000) and reduced milestone payments to our strategic business partners ($79,000).
     Net interest expense for the second quarter of 2008 was $169,000 as compared to net interest income of $169,000 for the same period in 2007 as a result of increased borrowings against our Credit Facility and lower average balances on short-term investments.
     For the three month period ended June 30, 2008, there was no federal or state income tax provision, while there was a $1,000 state income tax provision for the same period in 2007.
     We reported a net loss of $2,819,000 for the three months ended June 30, 2008, as compared to a net loss of $4,634,000 for the same period in 2007 mainly due to the increased sales volumes, and lower R&D expense, partially offset by higher SG&A expenses discussed above.
SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO 2007
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2008	2007
Ophthalmic segment	$10,241	$8,110
Hospital Drugs & Injectables segment	9,933	10,621
Biologics & Vaccines segment	11,819	—
Contract Services segment	3,695	4,642

Total revenues	$35,688	$23,373

     Consolidated revenues increased $12,315,000 or 52.7% for the six months ended June 30, 2008 compared to the same period in 2007, mainly due to the new product launch of vaccines and the re-launch of IC Green, both of which did not occur until September 2007.
     Ophthalmic segment revenues increased $2,131,000 or 26.3%, primarily due to increased sales of IC Green ($1,881,000), which was on backorder during the first half of 2007. Hospital Drugs & Injectables segment revenues decreased by $688,000 or 6.5% mainly due to decreased sales of anesthesia products. Our contract services segment revenues decreased by $947,000 or 20.4% mainly due to decreased order volumes on contract products resulting from customer concerns with an FDA warning letter issued in March 2007 which was subsequently removed in December 2007.
     Year-to-date consolidated gross profit was $8,574,000 or 24.0% for 2008 as compared to a gross profit of $5,375,000 or 23.0% for the same period a year ago mainly due to the $2,154,000 of gross profit contributed by vaccine sales combined with the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses increased by $1,740,000 or 16.7%, for the year to date period ended June 30, 2008 as compared to the same period in 2007. The key components of this increase in 2008 were $1,143,000 for additional field and vaccine sales representatives and related selling expenses, $401,000 related to increased technical consulting and professional fees, $363,000 for increased advertising and sales meeting expenses, $159,000 for increased FDA facility and product fees, and $140,000 for increased building rent related to our new Gurnee, Illinois warehouse, offset by decreased SFAS 123(R) stock option compensation expense of $618,000 and decreased recruiting and relocation fees of $318,000.
     R&D expense decreased $571,000 or 13.7% for the six months ended June 30, 2008, to $3,601,000 from $4,172,000 for the same period in 2007 mainly due to reduced product development activities ($905,000) and reduced milestone payments to our strategic business partners ($632,000). These reductions were partially offset by the first quarter 2008 write-off of certain product related filing and license fees totaling $1,246,000.
     Net interest expense for the six month period ended June 30, 2008 was $284,000 as compared to interest income of $428,000 for the same period in 2007 as a result of increased borrowings against our Credit Facility and lower average balances on short-term investments.
     For the six-month period ended June 30, 2008, the income tax provision was $3,000 as compared to an income tax provision of $1,000 for the same period in 2007. These amounts reflect minimum state income tax assessments as we incurred tax losses in both periods.
     We reported a net loss of $8,360,000 for the six months ended June 30, 2008, as compared to a net loss of $9,477,000 for the same period in 2007 mainly due to the increased sales volumes and lower R&D expense, offset by higher SG&A expenses discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the six-month period ended June 30, 2008, we used $13,052,000 in cash from operations, primarily due to the $8,363,000 net loss, a $9,406,000 change in working capital items mainly due to an increase in accounts receivable related to increased sales and reduced accounts payable related to payments for vaccine inventory, partially offset by a reduction in vaccine inventory and non-cash expenses of $3,471,000 for the period. Investing activities generated a $1,420,000 reduction in cash flow mainly due to capital expenditures for production equipment and our new warehouse/office facilities. Financing activities provided $7,893,000 in cash, primarily due to the $9,658,000 in proceeds from our Credit Facility and $493,000 in proceeds from stock option and warrant exercises, partially offset by an increase in the restricted cash requirement of $2,050,000.
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
     As of June 30, 2008, we had $1,369,000 in cash and cash equivalents and $821,000 of undrawn availability under our Credit Facility with LaSalle Bank which is based on our level of accounts receivable and inventory and certain equipment. The borrowing against the Revolver was $14,179,000 at June 30, 2008.

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
     We wrote off certain product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, we were not in compliance with our Credit Facility covenants and we requested and received an amendment from LaSalle Bank dated May 9, 2008 (the “May 2008 Amendment”) which adjusted the EBITDA covenant calculation to exclude these additional research & development expense items. As of June 30, 2008, we were in compliance with all loan covenants for the Revolver.
     On July 28, 2008, we borrowed $5,000,000 from The John N. Kapoor Trust Dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our Chairman of the Board of Directors and the holder of a significant stock position in Akorn, in return for issuing the Kapoor Trust a Subordinated Promissory Note (the “Note”) in the principal amount of $5,000,000. The Note accrues interest at a rate of 15% per annum and is due and payable at the end of one year, subject to the Revolver being paid in full.
Facility Expansion
     We are in the final stages of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have.
     As of June 30, 2008, we had spent approximately $22,680,000 on our new sterile solutions and lyophilization facility expansion. In December 2006, we placed $17,237,000 of this cost into service which is for the facility and sterile solutions portion of this operation which augments our existing production capacities. The remaining $5,443,000 of construction in progress, which is specific to lyophilization operations, is awaiting final validation testing for us to place this equipment into commercial production which we expect to complete in the second half of 2008. We anticipate the need to spend approximately $25,000 of additional funds to complete the final lyophilizer validations. In addition, we are working toward the development of an internal ANDA lyophilized product pipeline for these operations.
CONTRACTUAL OBLIGATIONS
     In July of 2008, we amended our Exclusive Distribution Agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School dated as of March 22, 2007 (the “Original Distribution Agreement”) to: (i) allow us to destroy our remaining inventory of Tetanus Diphtheria vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Tetanus Diphtheria vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the aggregate purchase price of the Single-dose Product during the first year of the Original Distribution Agreement by approximately 14.4%; (iii) reduce our purchase commitment for the second year of the Original Distribution Agreement by approximately 34.7%; and (iv) reduce our purchase commitment for the third year of the Original Distribution Agreement by approximately 39.5%.
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
     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not believe that FSP SFAS No. 142-2 will have a material impact on its financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk associated with changes in interest rates if we draw a balance under our Credit Facility. Our only current interest rate exposure involves our Revolver debt under the Credit Facility which bears interest at prime plus 0.75% (5.75% as of June, 2008). The balance on the Revolver at June 30, 2008 was $14,179,000. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at June 30, 2008 would result in a $142,000 pre-tax change in annual interest expense based on our existing $14,179,000 borrowing against our revolving line of credit.
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
     The fair value of the debt obligations approximated the recorded value as of June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
     In the second fiscal quarter ended June 30, 2008, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of June 30, 2008, we are aware of the sale of 13,450,849 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2008 annual meeting of shareholders was held on May 22, 2008. At that meeting, the following proposals were approved:
1. The election of the following seven directors to our Board of Directors:

Nominee	Votes “For”	Votes “Withheld”
John N. Kapoor, Ph.D.	80,609,617	548,155
Arthur S. Przybyl	80,603,591	554,181
Jerry N. Ellis	80,754,170	403,602
Ronald M. Johnson	80,755,350	402,422
Jerry I. Treppel	80,689,941	467,831
Subhash Kapre, Ph.D.	80,549,086	608,686
Randall J. Wall	80,756,970	400,802
2. The ratification of the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our registered public accounting firm for the fiscal year ending December 31, 2008. A total of 81,095,725 votes were cast in favor of this proposal, 47,474 votes were cast against, and there were 14,573 abstentions.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Portions of the exhibits marked with a (^) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amended and Restated Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006.

(3.4)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006.

(3.5)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

(4.1)	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

(4.2)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 to Akorn, Inc.’s report on Form 8-K filed on March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(4.3)	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed on September 14, 2006.

(4.4)	Securities Purchase Agreement dated November 14, 2007, between Akorn, Inc. and Serum Institute of India Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on November 20, 2007.

(10.1)	Amendment to Credit Agreement dated May 9, 2008, by and among LaSalle Bank National Association, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed on May 12, 2008.

(10.2)^	2008 Management Bonus Objectives, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 24, 2008.

(10.3)^	Binding Term Sheet dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 11, 2008.

(10.4)^	Amendment to Exclusive Distribution Agreement dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

(10.5)	Mutual Release dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

Exhibit No.	Description
(10.6)	Subordinated Promissory Note dated July 28, 2008, issued by Akorn, Inc. to The John N. Kapoor Trust Dated September 20, 1989, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

(10.7)	Subordination and Intercreditor Agreement dated July 28, 2008, by and among Akorn, Inc., The John N. Kapoor Trust Dated September 20, 1989, LaSalle Bank National Association, as administrative agent for all senior lenders party to the senior credit agreement, and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

(10.8)	Consent to Credit Agreement dated July 28, 2008, by and among Akorn, Inc., LaSalle Bank National Association, as administrative agent, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

(10.9)*^	Second Amendment to Exclusive Distribution Agreement dated July 30, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School.

(10.10)*^	Third Amendment to Exclusive Distribution Agreement dated August 1, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date:August 8, 2008