Form 10-Q
period 2008-09-30
AKORN INC
filed 2008-11-10
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-32360
AKORN, INC.
(Exact Name of Registrant as Specified in its Charter)

LOUISIANA	72-0717400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1925 W FIELD CT STE 300
LAKE FOREST, ILLINOIS	60045
(Address of Principal Executive Offices)	(Zip Code)
(847) 279-6100
(Registrant’s telephone number, including area code)
2500 MILLBROOK DRIVE, BUFFALO GROVE, ILLINOIS 60089
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐ No ☑
     At October 31, 2008 there were 89,312,662 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90	$7,948
Restricted cash for revolving credit agreement	3,300	1,250
Trade accounts receivable, net	15,732	4,112
Inventories	28,433	31,095
Prepaid expenses and other current assets	1,027	1,317

TOTAL CURRENT ASSETS	48,582	45,722
PROPERTY, PLANT AND EQUIPMENT, NET	34,476	32,262
OTHER LONG-TERM ASSETS
Intangibles, net	6,355	7,721
Other	850	1,261

TOTAL OTHER LONG-TERM ASSETS	7,205	8,982

TOTAL ASSETS	$90,263	$86,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving line of credit	$10,248	$4,521
Mortgage payable	—	208
Short term subordinated debt	5,135	—
Trade accounts payable	7,419	14,070
Accrued compensation	1,275	895
Accrued expenses and other liabilities	2,137	1,306

TOTAL CURRENT LIABILITIES	26,214	21,000
LONG-TERM LIABILITIES
Lease incentive obligation	1,597	—
Product warranty liability	1,299	1,308

TOTAL LONG-TERM LIABILITIES	2,896	1,308

TOTAL LIABILITIES	29,110	22,308

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 89,264,506 and 88,900,588 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	168,350	165,829
Warrants to acquire common stock	2,731	2,795
Accumulated deficit	(109,928)	(103,966)

TOTAL SHAREHOLDERS’ EQUITY	61,153	64,658

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,263	$86,966

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenues	$31,874	$15,814	$67,562	$39,187
Cost of sales	21,968	12,846	49,082	30,844

GROSS PROFIT	9,906	2,968	18,480	8,343
Selling, general and administrative expenses	6,199	5,362	18,370	15,793
Amortization of intangibles	339	338	1,016	1,015
Research and development expenses	1,143	2,135	4,744	6,307

TOTAL OPERATING EXPENSES	7,681	7,835	24,130	23,115

OPERATING INCOME (LOSS)	2,225	(4,867)	(5,650)	(14,772)
Interest income (expense), net	(295)	140	(579)	568
Equity in earnings of unconsolidated joint venture	447	—	447	—
Other income (expense)	24	—	(177)	1

INCOME (LOSS) BEFORE INCOME TAXES	2,401	(4,727)	(5,959)	(14,203)
Income tax provision	—	—	3	1

NET INCOME (LOSS)	$2,401	$(4,727)	$(5,962)	$(14,204)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.03	$(0.05)	$(0.07)	$(0.16)

DILUTED	$0.03	$(0.05)	$(0.07)	$(0.16)

SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE:
BASIC	89,250	87,651	89,169	86,971

DILUTED	90,065	87,651	89,169	86,971

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
UNAUDITED
(In Thousands)
Nine Months Ended September 30, 2008

			Warrants to
			acquire
	Common Stock		Common	Accumulated
	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$2,795	$(103,966)	$64,658
Net loss	—	—	—	(5,962)	(5,962)
Exercise of warrants into common stock	50	101	(64)	—	37
Exercise of stock options	217	608	—	—	608
Employee stock purchase plan issuances	31	149	—	—	149
Amortization of deferred compensation related to restricted stock awards	—	492	—	—	492
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	66	(158)	—	—	(158)
Stock-based compensation expense	—	1,329	—	—	1,329

BALANCES AT SEPTEMBER 30, 2008	89,265	$168,350	$2,731	$(109,928)	$61,153

Nine Months Ended September 30, 2007

			Warrants to
			acquire
	Common Stock		Common	Accumulated
	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$4,862	$(84,798)	$70,314
Net loss	—	—	—	(14,204)	(14,204)
Exercise of warrants into common stock	1,305	4,574	(2,067)	—	2,507
Exercise of stock options	293	853	—	—	853
Employee stock purchase plan issuances	26	171	—	—	171
Amortization of deferred compensation related to restricted stock awards	—	479	—	—	479
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	115	(445)	—	—	(445)
Stock-based compensation expense	—	2,005	—	—	2,005

BALANCES AT SEPTEMBER 30, 2007	87,730	$157,887	$2,795	$(99,002)	$61,680

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)
See notes to condensed consolidated financial statements

	NINE MONTHS
	ENDED SEPTEMBER 30
	2008	2007
OPERATING ACTIVITIES
Net loss	$(5,962)	$(14,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,348	3,273
Non-cash stock compensation expense	1,821	2,484
Gain on disposal of assets	(25)	—
Equity in earnings of unconsolidated joint venture	(447)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(11,620)	(864)
Inventories	2,662	(8,015)
Prepaid expenses and other current assets	252	(275)
Other long-term assets	1,246	—
Trade accounts payable	(6,651)	7,319
Accrued expenses and other liabilities	1,081	(2,599)

NET CASH USED IN OPERATING ACTIVITIES	(14,295)	(12,881)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,742)	(1,420)
Purchase of intangible assets	—	(50)
Proceeds from sale of fixed assets	74	—

NET CASH USED IN INVESTING ACTIVITIES	(2,668)	(1,470)
FINANCING ACTIVITIES
Repayment of long-term debt	(208)	(293)
Restricted cash for revolving credit agreement	(2,050)	—
Proceeds from line of credit	5,727	—
Proceeds from warrants exercised	37	2,507
Proceeds from subordinated note	5,000	—
Proceeds under stock option and stock purchase plans	599	579

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,105	2,793

DECREASE IN CASH AND CASH EQUIVALENTS	(7,858)	(11,558)
Cash and cash equivalents at beginning of period	7,948	21,818

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90	$10,260

SUPPLEMENTAL DISCLOSURES
Leasehold improvements funded by lessor	$1,768	$—
Assets acquired through capital lease	$85	$—
Amount paid for interest	$534	$43
Amount paid for income taxes	$3	$3

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A — BUSINESS AND BASIS OF PRESENTATION
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company” or “Akorn”), manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia, antidotes and vaccines, among others. Customers, including physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies, are served primarily from three operating facilities in the United States. In September 2004, the Company, along with a venture partner, Strides Arcolab Limited (“Strides”), formed a mutually owned limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and Akorn (New Jersey) Inc. Intercompany transactions and balances have been eliminated in consolidation.
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.
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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first nine months of 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Stock option compensation expense of $438,000 and $1,329,000 was recognized during the three and nine-month periods ended September 30, 2008. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007

Expected volatility	48%	43%
Expected life (in years)	4.0	4.0
Risk-free interest rate	3.1%	4.4%
Dividend yield	—	—
Fair value per stock option	$1.79	$2.76
Forfeiture rate	10%	10%

A summary of stock-based compensation activity within the Company’s stock-based compensation plans for the nine-month period ended September 30, 2008 is as follows:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Contractual Term	Intrinsic Value
	(in thousands)	Exercise Price	(Years)	(in thousands)

Outstanding at January 1, 2008	4,719	$4.69
Granted	196	4.62
Exercised	(217)	2.81
Forfeited	(308)	6.11

Outstanding at September 30, 2008	4,390	$4.68	2.30	$4,232

Exercisable at September 30, 2008	2,945	$4.08	1.79	$4,020

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the three and nine-month periods ended September 30, 2008 was $43,000 and $798,000, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $97,000 and $608,000 during the three and nine-month periods ended September 30, 2008.
The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted restricted stock awards valued at $367,000 during the first quarter of 2008. No restricted stock awards were granted during the second or third quarters of 2008. As of September 30, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $464,000. The Company recognized compensation expense of $134,000 and $492,000 during the three and nine-month periods ended September 30, 2008, related to outstanding restricted stock awards.
The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2007	175	$5.05
Granted	50	7.34
Vested	(100)	5.34

Nonvested at September 30, 2008	125	$5.74

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
NOTE E — ACCOUNTS RECEIVABLE ALLOWANCES
     The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for doubtful accounts, product returns, chargebacks, rebates and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the final net collections process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which in turn depends on which end-user customer, with different pricing arrangements might be entitled to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.
     The provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the statements of operations with the exception of the allowance for doubtful accounts which is reflected as part of selling, general and administrative expense. The ending reserve amounts are included in trade accounts receivable in the balance sheet.
     Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Gross accounts receivable	$28,334	$17,317
Less:
Allowance for doubtful accounts	(13)	(5)
Returns reserve	(1,683)	(1,153)
Discount and allowances reserve	(507)	(357)
Chargeback and rebates reserves	(10,399)	(11,690)

Net trade accounts receivable	$15,732	$4,112

     For the three-month periods ended September 30, 2008 and 2007, the Company recorded chargeback and rebate expense of $7,390,000 and $8,221,000, respectively. This decrease was primarily due to a favorable sales mix of lower chargeback products in 2008. For the nine-month periods ended September 30, 2008 and 2007, the Company recorded chargeback and rebate expense of $23,566,000 and $23,911,000, respectively. This decrease was primarily due to product mix and increased sales volumes through distributors which do not generate chargebacks.
     For the three-month period ended September 30, 2008, the Company recorded a provision for product returns of $764,000. For the three-month period ended September 30, 2007, the Company recorded a recovery for product returns of $(166,000) which recognized significantly improved customer returns experience in the period. For the nine-month periods ended September 30, 2008 and 2007, the Company recorded a provision for product returns of $1,714,000 and $324,000, respectively. The increase in the provision was due to increased sales and less favorable wholesaler returns experience.
     For the three-month periods ended September 30, 2008 and 2007, the Company recorded a net provision for doubtful accounts of $8,000 and $2,000, respectively. For the nine-month periods ended September 30, 2008 and 2007, the Company recorded a net provision for doubtful accounts of $8,000 and a net benefit for doubtful accounts of $(5,000), respectively.
     For the three-month periods ended September 30, 2008 and 2007, the Company recorded a provision for cash discounts of $618,000 and $348,000, respectively. For the nine-month periods ended September 30, 2008 and 2007, the Company recorded a provision for cash discounts of $1,409,000 and $955,000, respectively. These increases primarily relate to the increases in sales for these periods.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Finished goods	$19,167	$20,804
Work in process	2,010	2,173
Raw materials and supplies	7,256	8,118

	$28,433	$31,095

     The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at September 30, 2008 and December 31, 2007 is reported net of these reserves of $1,380,000 and $1,260,000, respectively, primarily related to finished goods. For the three-month periods ended September 30, 2008 and 2007, the Company recorded a provision of $510,000 and $522,000, respectively. For the nine-month periods ended September 30, 2008 and 2007, the Company recorded a provision of $568,000 and $761,000, respectively. The Company has $1,517,000 included in its inventory related to the Company’s generic Vancomycin product. The Company has not yet received U.S. Food and Drug Administration (“FDA”) approval, however, management believes that FDA approval is probable for its generic Vancomycin and believes the costs of such inventory will be fully realizable upon FDA approval.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Land	$396	$396
Buildings and leasehold improvements	20,451	18,236
Furniture and equipment	39,447	39,085

Sub-total	60,294	57,717
Accumulated depreciation	(31,927)	(31,645)

	28,367	26,072
Construction in progress	6,109	6,190

Property, Plant, & Equipment, net	$34,476	$32,262

     Construction in progress represents capital expenditures principally related to the Company’s lyophilization (freeze-dry) operations. The accumulated spending for the Company’s new sterile solutions and lyophilization facility expansion through September 30, 2008 was $22,680,000. In December 2006, the Company placed $17,237,000 of this cost into service which is for the facility and sterile solutions portion of this operation which augments its existing production capacities. The remaining $5,443,000 of construction in progress, which is specific to lyophilization operations, is awaiting final validation testing for the Company to place this equipment into commercial production which is anticipated in the fourth quarter of 2008. The Company estimates an additional $25,000 in spending will be required to complete the final lyophilizer validations.
     The Company spent $2,263,000 for facility build-out and furniture/equipment along with lessor-paid build-out costs of $1,768,000 for its new leased warehouse facilities in Gurnee, Illinois and office space in Lake Forest, Illinois. In conjunction with the move of the warehousing and office space from its former Buffalo Grove, Illinois facility, the Company removed assets for leasehold improvements, fixtures, and furniture/equipment that had a net book value of $49,000 (gross cost $2,099,000, accumulated depreciation of $2,050,000). Certain items were sold and yielded gross proceeds of $74,000 and the Company recorded a gain of $25,000 as Other Income.
NOTE H — FINANCING ARRANGEMENTS
Mortgage Payable
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC of which there were outstanding borrowings of $0 and $208,000 at September 30, 2008 and December 31, 2007, respectively. The principal balance was payable over 10 years, and the final principal/interest payment was made in the second quarter of 2008 to retire this mortgage. The mortgage note bore a fixed interest rate of 7.375% and was secured by the real property located in Decatur, Illinois.
Credit Facility
     On October 7, 2003, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle Bank”) providing the Company with a revolving line of credit (the “Credit Facility” or “Revolver”) secured by substantially all of the assets of the Company. LaSalle Bank was acquired by, and officially became part of Bank of America in October, 2007. The Credit Facility contains certain restrictive covenants including but not limited to financial covenants such as minimum EBITDA and certain financial ratios. The Credit Facility and related covenants have been subsequently amended including an amendment on March 10, 2008 as discussed below. If the Company is not in compliance with the covenants of the Credit Facility, Bank of America has the right to declare an event of default and all of the outstanding balances owed under the Credit Facility would become immediately due and payable. The Credit Facility also contains subjective covenants providing that the Company would be in default if, in the judgment of the lenders, there is a material adverse change in its financial condition. Because the Credit Facility also requires the Company to maintain its deposit accounts with Bank of America, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, require that the Company classify outstanding borrowings under the Revolver as a current liability. The Revolver bears interest at prime plus 0.75% (5.75% as of September 30, 2008) and had a weighted average interest rate of 6.18% during 2008.
     Availability under the Revolver is determined by the sum of (i) 80% of eligible accounts receivable, (ii) 65% of raw material, finished goods and component inventory excluding packaging items, not to exceed 75% of the revolving commitment amount, and (iii) the difference between 90% of the forced liquidation value of machinery and equipment, $4,092,000, and $1,750,000. As of September 30, 2008, the Company had $4,752,000 of undrawn availability under the Credit Facility with Bank of America.
     On March 10, 2008, the Company entered into an Amendment to Credit Agreement with Bank of America (the “Amendment”). Among other things, the Amendment adjusted the definition of EBITDA, set minimum EBITDA requirements, increased the restricted cash requirement to $3,300,000 from the prior $1,250,000 requirement, and amended certain covenants of the parties set forth in the Credit Facility. The Amendment also extended the termination date of the Credit Agreement to January 1, 2009.
     The Company wrote off certain product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, the Company was not in compliance with its Credit Facility covenants and the Company requested and received an amendment from Bank of America dated May 9, 2008 which adjusted the EBITDA covenant calculation to exclude these additional research and development expense items. As of September 30, 2008, the Company was in compliance with all loan covenants for the Revolver.
Subordinated Note Payable
     On July 28, 2008, the Company borrowed $5,000,000 from The John N. Kapoor Trust Dated September 20, 1989, the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note in the principal amount of $5,000,000. The note accrues interest at a rate of 15% per year and is due and payable on July 28, 2009 if the Revolver has been paid in full. The proceeds from this Note were used in conjunction with the amended Exclusive Distribution Agreement that was negotiated with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”), which resulted in favorable pricing and reduced purchase commitments for the Company (see also Note L – Commitments and Contingencies).
NOTE I — COMMON STOCK ISSUANCE
     On March 8, 2006 the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. As of September 30, 2008, there were 1,509,088 warrants outstanding.
NOTE J — EARNINGS PER COMMON SHARE
Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method. However, for the three-month period ended September 30, 2007 and the nine-month periods ended September 30, 2008 and 2007, the assumed exercise or conversion of any of these securities would have been anti-dilutive; and, accordingly, the diluted loss per share equals the basic loss per share for these periods.
     A reconciliation of the share data from a basic to a fully diluted basis is detailed below (share data in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
Basic Shares	89,250	87,651	89,169	86,971
Effect of Dilutive Securities:
Warrants	117	—	—	—
Options	698	—	—	—

Fully Diluted Shares	90,065	87,651	89,169	86,971

NOTE K — INDUSTRY SEGMENT INFORMATION
     The Company classifies its operations into four business segments: ophthalmic, hospital drugs & injectables, biologics & vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. The biologics & vaccines segment markets adult Tetanus Diphtheria (“Td”) and Flu vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.
     Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007
REVENUES
Ophthalmic	$5,121	$5,001	$15,362	$13,111
Hospital Drugs & Injectables	6,293	4,627	16,226	15,248
Biologics & Vaccines	17,879	4,733	29,698	4,733
Contract Services	2,581	1,453	6,276	6,095

Total revenues	$31,874	$15,814	$67,562	$39,187

GROSS PROFIT
Ophthalmic	$1,553	$1,123	$4,363	$2,445
Hospital Drugs & Injectables	2,384	1,425	4,813	4.411
Biologics & Vaccines	5,290	—	7,444	—
Contract Services	679	420	1,860	1,487

Total gross profit	9,906	2,968	18,480	8,343
Operating expenses	7,681	7,835	24,130	23,115

Operating income/(loss)	2,225	(4,867)	(5,650)	(14,772)
Interest & other income (expense)	(271)	140	(756)	569
Equity in earnings of unconsolidated joint venture	447	—	447	—

Income/(loss) before income taxes	$2,401	$(4,727)	$(5,959)	$(14,203)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
(i) On March 29, 2007, the Company received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of its Decatur, Illinois manufacturing facility conducted from September 12 through September 29, 2006. The Warning Letter alleged violations of the current Good Manufacturing Practice (“cGMP”) regulations. The Warning Letter stated that failure to promptly correct the cited violations may result in legal action without further notice, including, without limitation, seizure and injunction. It also stated that approval of pending new drug applications may be withheld until the violations are corrected and that a subsequent confirmatory FDA inspection may be made. The Company responded to the Warning Letter on April 19, 2007 providing clarifying information and describing corrective actions planned and/or completed. The Warning Letter had no impact on FDA approved products manufactured or distributed by the Company’s Decatur facility.
The FDA conducted another inspection of the Decatur facility from July 23, 2007 to August 17, 2007. The FDA investigators identified a number of observations representing potential violations of the cGMP regulations. The Company submitted comprehensive responses to these observations on September 28, 2007. Subsequently, in a letter received on December 20, 2007, the FDA advised the Company that all cGMP issues had been satisfactorily resolved resulting in removal of the Warning Letter’s potential restrictions on new product approvals; approval of the lyophilization and filling operations of the Decatur facility; and approval of the site transfer for manufacture of IC Green to the Decatur facility. Since then, the Company has received FDA approval of several Abbreviated New Drug Applications (“ANDAs”) for manufacture of product at the Decatur facility.
     (ii) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. None of the anti-dilution provisions in the Company’s outstanding securities were triggered by the issuance of the AEG Warrants. AEG exercised the final residual 50,000 warrants during the first quarter of 2008 and had no warrants remaining as of September 30, 2008.
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
     (iv) The Company has an outstanding DTPA product warranty reserve which relates to a ten year expiration guarantee on DTPA sold to the U.S. Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
     (v) In July 2008, the Company and the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) amended their Exclusive Distribution Agreement dated as of March 22, 2007 (the “Original Distribution Agreement”) to: (i) allow the Company to destroy its remaining inventory of Tetanus Diphtheria vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Tetanus Diphtheria vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the aggregate purchase price of the Single-dose Product during the first year of the Original Distribution Agreement by approximately 14.4%; (iii) reduce the Company’s purchase commitment for the second year of the Original Distribution Agreement by approximately 34.7%; and (iv) reduce the Company’s purchase commitment for the third year of the Original Distribution Agreement by approximately 39.5%.
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 51% and 63% of the Company’s gross revenues and 40% and 50% of net revenues for the three months ended September 30, 2008 and 2007, respectively. They accounted for approximately 59% and 62% of the gross accounts receivable balance as of September 30, 2008 and 2007, respectively. These three customers accounted for 58% and 72% of the Company’s gross revenues and 45% and 51% of net revenues for the nine months ended September 30, 2008 and 2007, respectively.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

     For the three months ended September 30, 2008, MBL (Td vaccine) and McKesson (Flu vaccine) accounted for 52% and 16%, respectively, of the Company’s purchases. For the three months ended September 30, 2007, MBL (Td vaccine) accounted for 80% of the Company’s purchases. For the nine months ended September 30, 2008, MBL (Td vaccine) and McKesson (Flu vaccine) accounted for 55% and 11%, respectively, of the Company’s purchases. For the nine months ended September 30, 2007, MBL (Td vaccine) and Alcan Inc. (packaging materials) accounted for 43% and 10%, respectively, of the Company’s purchases.
     The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s ANDAs and New Drug Applications (“NDAs”), only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

NOTE O — UNCONSOLIDATED JOINT VENTURE
     The Joint Venture Company launched its first commercialized product in the third quarter of 2008. The Joint Venture Company purchases product from Strides while the Company assists with the sales and product distribution/fulfillment functions. The Company and Strides each own a 50% interest in the Joint Venture Company.
     Operating results of the Joint Venture Company for the three months ended September 30, 2008 included revenue of $1,083,000, gross profit of $976,000 and net income of $895,000. The Company’s 50% share of the Joint Venture Company net income, $447,000, is reflected as equity in earnings of unconsolidated joint venture on the Company’s statement of operations and statement of cash flows.

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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO 2007
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Ophthalmic segment	$5,121	$5,001
Hospital Drugs & Injectables segment	6,293	4,627
Biologics & Vaccines segment	17,879	4,733
Contract Services segment	2,581	1,453

Total revenues	$31,874	$15,814

     Consolidated revenues increased by $16,060,000 or 101.6% in the quarter ended September 30, 2008 compared to the same period in 2007 mainly due to vaccine sales which we initially launched in September 2007.
     Vaccine sales increased by $13,146,000 of which $8,088,000 related to our Td vaccine products and $5,058,000 related to the initial launch of our flu vaccine products. Hospital Drugs & Injectables segment revenues increased by $1,667,000 or 36.0% mainly due to the increased sales of antidote products in 2008. Our Contract Services segment revenues increased by $1,128,000 or 77.7% mainly due to revenues from three new contract customer agreements. Ophthalmic segment revenues increased by $119,000 or 2.4%.
     Consolidated gross profit was $9,906,000 or 31.1% for the third quarter of 2008 as compared to a gross profit of $2,968,000 or 18.8% in the same period a year ago mainly due to the $5,290,000 of gross profit contributed by vaccine sales combined with the sales increases for each segment discussed above. The higher gross profit percentage was due to lower purchase costs for unit dose Td vaccine, partially offset by lower margin Flu vaccine sales. We continue to seek margin enhancement opportunities through our product offerings as well as through efficiencies and cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $837,000 or 15.6%, during the quarter ended September 30, 2008 as compared to the same period in 2007. The key components of this increase in 2008 were $412,000 due to the addition of 13 field and vaccine sales representatives and related selling expenses, increased building rent of $339,000 for our new Gurnee, Illinois warehouse facility and Lake Forest, Illinois corporate headquarters, and increased legal fees of $191,000, partially offset by decreased recruiting and relocation fees of $116,000.
     Research and development (“R&D”) expense decreased $992,000 or 46.5% in the quarter, to $1,143,000 from $2,135,000 for the same period in 2007, mainly due to reduced milestone payments to our strategic business partners ($624,000) and reduced product development activities ($287,000).
     Net interest expense for the third quarter of 2008 was $295,000 as compared to net interest income of $140,000 for the same period in 2007 as a result of increased borrowings against our Credit Facility and lower average balances on short-term investments.
     For the three month period ended September 30, 2008 and September 30, 2007, there was no federal or state income tax provision.
     We reported a net income of $2,401,000 for the three months ended September 30, 2008, as compared to a net loss of $4,727,000 for the same period in 2007 mainly due to the increased sales volumes, and lower R&D expense, partially offset by the higher SG&A expenses discussed above.
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO 2007
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30
	2008	2007
Ophthalmic segment	$15,362	$13,111
Hospital Drugs & Injectables segment	16,226	15,248
Biologics & Vaccines segment	29,698	4,733
Contract Services segment	6,276	6,095

Total revenues	$67,562	$39,187

     Consolidated revenues increased $28,375,000 or 72.4% for the nine months ended September 30, 2008 compared to the same period in 2007, mainly due to increased sales of Td vaccine and the launch of Flu vaccine.
     Vaccine sales increased by $24,965,000 of which $19,907,000 related to our Td vaccine products and $5,058,000 related to our initial launch of our Flu vaccine products. Ophthalmic segment revenues increased $2,251,000 or 17.2%, primarily due to increased sales of IC Green ($735,000), which was on backorder during the first half of 2007 and sales of a new ophthalmic solution which was launched in the first quarter of 2008 ($929,000). Hospital Drugs & Injectables segment revenues increased by $979,000 or 6.4%, mainly due to increased sales of antidote and anesthesia products. Our contract services segment revenues increased by $181,000 or 3.0%, mainly due to increased order volumes on contract products

     Year-to-date consolidated gross profit was $18,480,000 or 27.4% for 2008 as compared to a gross profit of $8,343,000 or 21.3% for the same period a year ago mainly due to the $7,444,000 of gross profit contributed by vaccine sales combined with the sales increases for each segment discussed above. The higher gross profit percentage was due to lower purchase costs for unit dose Td vaccine, partially offset by lower margin Flu vaccine sales. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses increased by $2,577,000 or 16.3%, for the year to date period ended September 30, 2008 as compared to the same period in 2007. The key components of this increase in 2008 were $1,555,000 for additional field and vaccine sales representatives and related selling expenses, $369,000 related to increased technical consulting and professional fees, $306,000 for increased advertising and sales meeting expenses, $244,000 for increased FDA facility and product fees, and $519,000 for increased building rent related to our new Gurnee, Illinois warehouse and Lake Forest, Illinois corporate headquarters, offset by decreased SFAS 123(R) stock option compensation expense of $676,000 and decreased recruiting and relocation fees of $433,000.
     R&D expense decreased $1,563,000 or 24.8% for the nine months ended September 30, 2008, to $4,744,000 from $6,307,000 for the same period in 2007 mainly due to reduced product development activities ($1,192,000) and reduced milestone payments to our strategic business partners ($1,255,000). These reductions were partially offset by the first quarter 2008 write-off of certain product related filing and license fees totaling $1,246,000.
     Net interest expense for the nine-month period ended September 30, 2008 was $579,000 as compared to interest income of $568,000 for the same period in 2007 as a result of increased borrowings against our Credit Facility and lower average balances on short-term investments.
     For the nine-month period ended September 30, 2008, the income tax provision was $3,000 as compared to an income tax provision of $1,000 for the same period in 2007. These amounts reflect minimum state income tax assessments as we incurred tax losses in both periods.
     We reported a net loss of $5,962,000 for the nine months ended September 30, 2008, as compared to a net loss of $14,204,000 for the same period in 2007 mainly due to the increased sales volumes and lower R&D expense, offset by the higher SG&A expenses discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the nine-month period ended September 30, 2008, we used $14,295,000 in cash from operations, primarily due to the $5,962,000 net loss, a $11,641,000 change in working capital items mainly due to an increase in accounts receivable related to increased sales and reduced accounts payable related to payments for vaccine inventory, partially offset by a reduction in vaccine inventory and non-cash expenses of $3,322,000 for the period. Investing activities generated a $2,668,000 reduction in cash flow mainly due to capital expenditures for production equipment and our new warehouse/office facilities. Financing activities provided $9,105,000 in cash, primarily due to the $5,727,000 in proceeds from our Credit Facility and $5,000,000 in proceeds from the Subordinated Note issued to The John N. Kapoor Trust Dated September 20, 1989 (the “Kapoor Trust”) in July 2008.
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
     As of September 30, 2008, we had $90,000 in cash and cash equivalents and $4,752,000 of undrawn availability under our Credit Facility with Bank of America (formerly LaSalle Bank) which is based on our level of accounts receivable and inventory and certain equipment. The borrowing against the Revolver was $10,248,000 at September 30, 2008. The net trade accounts receivables of $15,732,000 at September 30, 2008 are expected to be collected during the fourth quarter of 2008 over an aggregate average period of approximately 40 days.

     On March 10, 2008, we entered into an Amendment to Credit Agreement with Bank of America (the “Amendment”). Among other things, the Amendment adjusted the definition of EBITDA, set minimum EBITDA requirements, increased the restricted cash requirement to $3,300,000 from the prior $1,250,000 requirement, and amended certain covenants of the parties set forth in the Credit Facility. The Amendment also extended the termination date of the Credit Agreement to January 1, 2009.
     We wrote off certain product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, we were not in compliance with our Credit Facility covenants and we requested and received an amendment from Bank of America dated May 9, 2008 which adjusted the EBITDA covenant calculation to exclude these additional research & development expense items. As of September 30, 2008, we were in compliance with all loan covenants for the Revolver.
     On July 28, 2008, we borrowed $5,000,000 from the Kapoor Trust, the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, our Chairman of the Board of Directors and the holder of a significant stock position in Akorn, in return for issuing the Kapoor Trust a Subordinated Promissory Note in the principal amount of $5,000,000. The note accrues interest at a rate of 15% per year and is due and payable on July 28, 2009 if the Revolver has been paid in full. The proceeds from this Note were used in conjunction with the amended Exclusive Distribution Agreement that was negotiated with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”), which resulted in favorable pricing and reduced purchase commitments to us (see also Note L – Commitments and Contingencies).
Facility Expansion
     We are in the final stages of completing an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we currently do not have.
     As of September 30, 2008, we had spent approximately $22,680,000 on our new sterile solutions and lyophilization facility expansion. In December 2006, we placed $17,237,000 of this cost into service which is for the facility and sterile solutions portion of this operation which augments our existing production capacities. The remaining $5,443,000 of construction in progress, which is specific to lyophilization operations, is awaiting final validation testing for us to place this equipment into commercial production which we expect to complete in the fourth quarter of 2008. We anticipate the need to spend approximately $25,000 of additional funds to complete the final lyophilizer validations. In addition, we are working toward the development of an internal ANDA lyophilized product pipeline for these operations.
CONTRACTUAL OBLIGATIONS
     In July 2008, we amended our Exclusive Distribution Agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School dated as of March 22, 2007 (the “Original Distribution Agreement”) to: (i) allow us to destroy our remaining inventory of Tetanus Diphtheria vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Tetanus Diphtheria vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the aggregate purchase price of the Single-dose Product during the first year of the Original Distribution Agreement by approximately 14.4%; (iii) reduce our purchase commitment for the second year of the Original Distribution Agreement by approximately 34.7%; and (iv) reduce our purchase commitment for the third year of the Original Distribution Agreement by approximately 39.5%.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk associated with changes in interest rates if we draw a balance under our Credit Facility. Our only current interest rate exposure involves our Revolver debt under the Credit Facility which bears interest at prime plus 0.75% (5.75% as of September 30, 2008). The balance on the Revolver at September 30, 2008 was $10,248,000. We estimate that a change of 1.0% in our variable rate debt from the interest rates in effect at September 30, 2008 would result in a $102,000 pre-tax change in annual interest expense based on our existing $10,248,000 borrowing against our revolving line of credit.
     We have no material foreign exchange risk. We have no market risk sensitive instruments entered into for trading purposes.
     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, except debt, approximate fair value due to their short-term nature. The carrying amounts of our bank borrowings under our debt instruments approximate fair value because the interest rates are reset periodically to reflect current market rates.
     The fair value of the debt obligations approximated the recorded value as of September 30, 2008.
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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
     In the third fiscal quarter ended September 30, 2008, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of September 30, 2008, we are aware of the sale of 14,631,701 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
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

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004.

(3.2)	Amended and Restated Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

(3.3)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006 (Commission file No. 001-32360).

(3.4)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006 (Commission file No. 001-32360).

(3.5)	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007 (Commission file No. 001-32360).

(4.1)	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006 (Commission file No. 001-32360).

(4.2)	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006. (Commission file No. 001-32360). (All warrants are dated March 8, 2006. Please see Exhibit 99.1 to Akorn, Inc.’s report on Form 8-K filed on March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

(4.3)	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed on September 14, 2006 (Commission file No. 001-32360).

(4.4)	Securities Purchase Agreement dated November 14, 2007, between Akorn, Inc. and Serum Institute of India Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on November 20, 2007 (Commission file No. 001-32360).

(10.1)^	Binding Term Sheet dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 11, 2008.

(10.2)^	Amendment to Exclusive Distribution Agreement dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

(10.3)	Mutual Release dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

(10.4)	Subordinated Promissory Note dated July 28, 2008, issued by Akorn, Inc. to The John N. Kapoor Trust Dated September 20, 1989, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

Exhibit No.	Description
(10.5)	Subordination and Intercreditor Agreement dated July 28, 2008, by and among Akorn, Inc., The John N. Kapoor Trust Dated September 20, 1989, LaSalle Bank National Association, as administrative agent for all senior lenders party to the senior credit agreement, and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

(10.6)	Consent to Credit Agreement dated July 28, 2008, by and among Akorn, Inc., LaSalle Bank National Association, as administrative agent, the financial institutions party thereto and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

(10.7)^	Second Amendment to Exclusive Distribution Agreement dated July 30, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School.

(10.8)^	Third Amendment to Exclusive Distribution Agreement dated August 1, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School.

(10.9)	Commitment Letter dated November 2, 2008, by and between Akorn, Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on November 5, 2008.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: November 10, 2008