Form 10-K
period 2008-12-31
AKORN INC
filed 2009-03-30
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-32360
AKORN, INC.
(Exact name of registrant as specified in its charter)

LOUISIANA (State or other jurisdiction of incorporation or organization)	72-0717400 (I.R.S. Employer Identification No.)
1925 W. Field Court, Suite 300, Lake Forest, Illinois 60045
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2008 was approximately $99,988,450.
The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 23, 2009 was 90,124,548.
Documents incorporated by reference: Definitive Proxy Statement for the 2009 Annual Meeting incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Forward-Looking Statements and Factors Affecting Future Results
     Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, belief or expectations are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:
•	Our ability to continue to comply with all of the requirements of the Food and Drug Administration, including current Good Manufacturing Practices regulations;

•	Our ability to obtain regulatory approvals for products manufactured in our new lyophilization facility;

•	Our ability to avoid defaults under debt covenants;

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding or financing to operate and grow our business;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	Our success in gaining additional market share for our Td vaccine purchased by hospitals and physicians through our key wholesalers, distributors and direct sales channels;

•	Our ability to make timely payments to our Td vaccine supplier;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-K and our other Securities and Exchange Commission filings.
     See “Item 1A. Risk Factors”. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I
Item 1. Business
     We manufacture and market diagnostic and therapeutic pharmaceuticals in specialty areas such as ophthalmology, rheumatology, anesthesia and antidotes, among others. In addition, we market and distribute vaccines purchased from outside sources. Our customers include physicians, optometrists, hospitals, wholesalers, group purchasing organizations and other pharmaceutical companies. We are a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our headquarters and certain operations to Illinois. We have a wholly owned subsidiary named Akorn (New Jersey), Inc., which operates in Somerset, New Jersey and is involved in manufacturing, product development, and administrative activities related to our ophthalmic and hospital drugs & injectables segments.
     As described more fully herein, our losses from operations in recent years, working capital deficiencies, limited capital resources and accumulated deficit, together with the restrictions on our ability to borrow money under our credit agreement, raise substantial doubt about our ability to continue as a going concern. For further information, see Item 8. Financial Statements and Supplementary Data, Note A — “Business and Basis of Presentation”.
     During the fiscal year ended December 31, 2006 and for the nine months ended September 30, 2007, we had three reporting segments. Our reportable segments are based upon internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in SFAS No. 131, is our chief executive officer, or CEO. Effective March 29, 2009, our Chief Financial Officer (“CFO”) was appointed as our interim CEO, and as such, oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information. In September 2007, we introduced our adult Tetanus-Diphtheria (“Td”) vaccine. This product, as well as other similar products we introduced since and plan to introduce, will be evaluated separately from our other reportable segments. As such, we created a new reportable segment called biologics and vaccines as of the fourth quarter of 2007. Accordingly, we have modified our method of operating and evaluating our business units and, as a result, we modified our business reporting from three identifiable reporting segments to four segments in accordance with SFAS 131. This had no impact on prior year segment classifications.
     We classify our operations into four identifiable business segments, ophthalmic, hospital drugs & injectables, biologics & vaccines and contract services. These four segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 8. Financial Statements and Supplementary Data, Note L — “Segment Information.”
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
     Biologics & Vaccines Segment. We market adult Td vaccines and we expanded into flu vaccine in 2008. We expect to add other vaccines produced by third party biologics manufacturers in the future. These vaccines are marketed directly to hospitals and physicians as well as through wholesalers and national distributors.
     Contract Services Segment. We manufacture products for third party pharmaceutical and biotechnology customers based on their specifications.
     Manufacturing. We have manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See Item 2. Properties. We manufacture a diverse group of sterile pharmaceutical products, including solutions, ointments and suspensions for our ophthalmic, hospital drugs & injectables and contract services segments. Our Decatur facility manufactures products for all three of these segments. Our Somerset facility manufactures ophthalmic solutions and ointment products for our ophthalmic and hospital drugs & injectables segments. We have added freeze-dried (lyophilized) manufacturing capabilities at our Decatur manufacturing facility and have validated the lyophilization equipment for commercial production. We intend to internally develop an Abbreviated New Drug

Application (“ANDA”) lyophilized products pipeline. See Item 1A. Risk Factors — “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities.”
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
     Research and Development. In June 2007, we filed a New Drug Application (“NDA”) for AktenTM, our ophthalmic anesthetic product, and we received an approval by the U.S. Food and Drug Administration (“FDA”) for this product in October 2008. In 2008, we received 22 ANDA/NDA product approvals from the FDA. As of December 31, 2008, we had 23 ANDA product submissions for generic pharmaceuticals under review at the Office of Generic Drugs: 13 from internal development and 10 from various strategic agreements with four external partners. In most, but not all, instances we own the ANDAs that are produced by our strategic partnerships. We plan to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing us to compete by marketing generic equivalents. For more information, see “Government Regulation”.
     In 2004, we began to enter into strategic partnerships for the development and marketing of a number of products, a discussion of which is below:
     Under an agreement we entered into in 2004 with Strides Arcolab Limited (“Strides”), Akorn-Strides, LLC (the “Joint Venture Company”), of which we and Strides are both 50% owners, is developing patent-challenge products and ANDA products for the U.S. hospital and retail markets. We have each funded the Joint Venture Company with $1,500,000 for initial development projects. See Item 8. Financial Statements and Supplementary Data, Note P — “Business Alliances” for more information. As our strategic partner, Strides is responsible for developing, manufacturing and supplying products that we will sell and market in the United States on an exclusive basis. We launched certain of these products in the second half of 2008 with net sales totaling $2,024,000 for 2008.
     In October 2004, we entered into an exclusive drug development and distribution agreement for oncology drug products for the United States and Canada with Serum Institute of India, Ltd. (“Serum”). Serum has completed the construction and commissioning of a new facility and associated manufacturing processes, and has recently undergone a pre-approval/GMP inspection by the FDA. Serum is waiting for the results of the inspection from the FDA, which will indicate whether Serum has received approval of the site for manufacture of oncology products, destined for distribution in the U.S. market. We will own the ANDAs for and buy the products developed under the agreement from Serum under a negotiated transfer price arrangement. Once the products are approved, we will market and sell them in the United States and Canada under our label.
     On November 16, 2004, we entered into an Exclusive License and Supply Agreement with Hameln Pharmaceuticals (“Hameln”) for two Orphan Drug NDAs — Calcium-DTPA and Zinc-DTPA — which were both approved by the FDA in August 2004. These products are antidotes for the treatment of radioactive poisoning. Under the terms of the agreement, we paid a one-time license fee of 1,550,000 Euros ($2,095,000 at such time) for an exclusive license for five years, subject to extension for successive two-year periods. Orphan drug exclusivity status is granted by the FDA for a period of seven years from the date of approval of the NDA. Hameln manufactures both drugs, and we market and distribute both drugs in the United States and Canada. We share revenues 50:50, subject to adjustments. We pay any annual FDA establishment fees and for the cost of any post-approval studies. On December 30, 2005, we were awarded a $21,491,000 contract from the United States Department of Health and Human Services (“HHS”) for these products which we subsequently sold to HHS in March of 2006. In December 2006, we sold HHS an additional $3,502,000 of these products. Our 2008 and 2007 sales were $322,000 and $1,812,000, respectively, for these antidote products, none of which were sales to HHS.
     On March 7, 2006, we entered into a 10-year exclusive agreement with Cipla, Ltd. (“Cipla”), an Indian pharmaceutical company located in Mumbai, India. Under the terms of the agreement, Cipla manufactures and supplies Vancomycin, an oral capsule anti-infective ANDA drug product using our formulation, and we are responsible for the ANDA regulatory submission and clinical development. We also funded the purchase of specialized manufacturing equipment and paid Cipla milestone fees for Cipla’s assistance with ANDA development and submission. We agreed to purchase oral Vancomycin from Cipla and Cipla agreed to supply this product to us on an exclusive basis in the United States. We will own the ANDA in the United States. We are awaiting final FDA review and approval for generic oral Vancomycin capsules.
     On November 8, 2006, we entered into both a Development and Exclusive Distribution Agreement (the “Development and Exclusive Distribution Agreement”) and a Development Funding Agreement (“Development Funding Agreement” and together with the Development and Exclusive Distribution Agreement, the “Agreements”) with Serum. Under the Agreements, Serum has agreed to appoint us as the exclusive distributor for Rabies monoclonal antibody (the “Product”). In exchange for us receiving exclusive marketing and distribution rights for the Product to North, Central, and South America, we have agreed to help fund development of the Product through milestone payments. These milestone payments are associated with the successful completion of Phase I, Phase II, and Phase III clinical trials and receipt of approval for a biologics license application from the FDA’s Center for Biologics Evaluation and Research. As the exclusive marketing and distribution partner of Serum for the Product in the Americas, we will receive 40% of the revenues from Product sales in North America and 50% of the revenues from Product sales in Central and South America. Also as part of the Development and Exclusive Distribution Agreement, Serum granted us the first option right to obtain exclusive marketing rights in North, Central, and South America for a second monoclonal antibody product, Anti-D human monoclonal antibody (“Anti-D”). The exclusive marketing rights for Anti-D would be consistent with the terms and conditions in the Agreements for the Product. Additionally, Serum has granted us the first option right to expand the territory in which it has exclusive rights to include Europe in exchange for minimum annual product sales requirements in Europe.
     On March 22, 2007, we entered into an Exclusive Distribution Agreement (the “MBL Distribution Agreement”) with Massachusetts Biological Laboratories of the University of Massachusetts (“MBL”) for distribution of Td vaccines. MBL manufactures the Td vaccine products and we market and distribute the Td vaccine products on an exclusive basis in the United States and Puerto Rico. In July 2008, the MBL Distribution Agreement was amended to: (i) allow us to destroy our remaining inventory of Td vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Td vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the aggregate purchase price of the Single-dose Product during the first year of the MBL Distribution Agreement by approximately 14.4%; (iii) reduce our purchase commitment for the second year of the MBL Distribution Agreement by approximately 34.7%; and (iv) reduce our purchase commitment for the third year of the MBL Distribution Agreement by approximately 39.5%.
     We were unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to our strategic partner, MBL, by February 27, 2009 under our MBL Distribution Agreement. While we made a partial payment of $1,000,000 to MBL on March 13, 2009, we are also unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, we have entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which we agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic monthly payment schedule through June 30, 2010. In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we are obligated to provide MBL with a standby letter of credit by April 12, 2009 to secure our obligation to pay amounts due to MBL, and we will be released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such letter of credit. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement provided that we comply with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement. We anticipate that Dr. John Kapoor, the Chairman of our board of directors and one of our principal shareholders, will provide the standby letter of credit to MBL pursuant to the MBL Letter Agreement. If for any reason we are unable to provide the standby letter of credit to MBL by April 12, 2009 or if we are unable to make any payment under the MBL Letter Agreement when due and MBL is unable to draw on the standby letter of credit, we would be in breach of the MBL Letter Agreement. We expect that Dr. Kapoor will be compensated in an amount to be determined for providing the standby letter of credit.
     See Item 1A. Risk Factors — “Our lack of liquidity has caused us to be unable to make payments when due under our Exclusive Distribution Agreement with Massachusetts Biologic Laboratories” for more information.
     Pre-clinical and clinical trials required in connection with the development of pharmaceutical products are performed by contract research organizations under the direction of our personnel. No assurance can be given as to whether we will file NDAs, or ANDAs, when anticipated, whether we will develop marketable products based on any filings we do make, or as to the actual size of the market for any such products, or as to whether our participation in such market would be profitable. See “Government Regulation” and Item 1A. Risk Factors — “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities”.

     We also maintain a business development program that identifies potential product acquisition or product licensing candidates. We have focused our business development efforts on products that complement our existing product lines and that have few or no competitors in the market.
     At December 31, 2008, thirteen of our full-time employees were involved in product research and business development.
     Research and development costs are expensed as incurred. Such costs amounted to $6,801,000, $7,850,000, and $11,797,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
     Patents, Trademarks and Proprietary Rights. We consider the protection of discoveries in connection with our development activities important to our business. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2008, we had received seven U.S. patents and had two additional U.S. patent applications pending and one international patent pending. The importance of these patents does not vary among our business segments.
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
     Employee Relations. At December 31, 2008, we had 351 full-time employees, 282 of whom were employed by us and 69 by our wholly owned subsidiary, Akorn (New Jersey), Inc. The Joint Venture Company has no employees. We believe we enjoy good relations with our employees, none of whom are represented by a collective bargaining agent.
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
     The companies that compete with our ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Novartis International AG and Bausch & Lomb, Inc., among others. The ophthalmic segment competes primarily on the basis of price and service.
     The companies that compete with our hospital drugs & injectables segment include both generic and name brand companies such as Hospira, Inc., Teva Pharmaceutical Industries, Fresenius Kabi, American Regent, Inc. and Baxter International, Inc. The hospital drugs & injectables segment competes primarily on the basis of price.
     Competitors in our biologics and vaccine market include Sanofi Aventis and GlaxoSmithKline plc. The vaccine segment competes primarily on the basis of price and service.
     Competitors in our contract services segment include Baxter International, Inc., Hospira, Inc., Ben Venue Laboratories, Inc. and Patheon, Inc. The contract services segment competes primarily on the basis of price and technical capabilities.
     Suppliers and Customers. In 2008 and 2007 purchases from MBL represented 62% and 64% of our purchases, respectively, while in 2006 purchases from Hameln represented approximately 13% of our purchases. In 2008 and 2007, MBL was our sole supplier of Td vaccine for our vaccine segment and in 2006 Hameln was our sole supplier of DTPA for our hospital drugs & injectables segment. We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations.
     In 2008 and 2007, our major sales were through the three large wholesale drug distributors noted below. These three large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable in all our business segments except for contract services. Those distributors are:
•	AmerisourceBergen Corporation (“AmerisourceBergen”)

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Drug Company (“McKesson”).
     These three wholesale drug distributors accounted for approximately 49% of our total gross sales and 45% of our revenues in 2008, and 54% of our gross accounts receivable as of December 31, 2008. The difference between gross sales and revenue is that gross sales do not reflect the deductions for chargebacks, rebates and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for more information). The percentages of gross sales, revenue and gross trade receivables attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2008 and December 31, 2007 were as follows:

	2008			2007
	Gross	Net	Gross Accounts	Gross	Net	Gross Accounts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable
AmerisourceBergen	16%	12%	7%	22%	17%	36%
Cardinal	23%	19%	41%	25%	21%	25%
McKesson	10%	14%	6%	20%	15%	8%
     AmerisourceBergen, Cardinal and McKesson are distributors of our products as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. We consider our business relationships with these three wholesalers to be in good standing and have fee for services contracts with each of these wholesalers. A change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A Risk factors — “We depend on a small number of distributors, the loss of any of which could have a material adverse effect” for more information.
     Backorders. As of December 31, 2008, we had approximately $925,000 of products on backorder as compared to approximately $802,000 of backorders as of December 31, 2007. We anticipate filling all current open backorders during 2009.
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
     FDA Warning Letter. On March 29, 2007, we received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of our Decatur, Illinois manufacturing facility conducted from September 12 through September 29, 2006. The Warning Letter alleged violations of the current cGMP regulations. We responded to the Warning Letter on April 19, 2007 providing clarifying information and describing corrective actions planned and/or completed. The Warning Letter had no impact on FDA approved products manufactured or distributed by our Decatur facility.
     The FDA conducted another inspection of the Decatur facility from July 23, 2007 to August 17, 2007. The FDA investigators identified a number of observations representing potential violations of the cGMP regulations. We submitted comprehensive responses to these observations on September 28, 2007. Subsequently, we were notified by the FDA on December 20, 2007, that all cGMP issues had been satisfactorily resolved resulting in removal of the Warning Letter’s potential restrictions on new product approvals; approval of the lyophilization and filling operations of the Decatur facility; and approval of the site transfer for manufacture of IC Green to the Decatur facility. Since then, we have received FDA approval of several ANDAs and NDAs for manufacture of product at the Decatur facility.
     Product Recalls. We were prompted to initiate one product recall of our Cyanide Antidote Kit during 2008, due to the third quarter recall notification by Becton, Dickinson and Company (“BD”), of their 60ml syringe. This syringe is included as part of a packaged kit along with drug components manufactured and sourced by us, to support the Cyanide Antidote Kit. Our recall of the Cyanide Antidote Kit was necessitated by the BD recall, and has resulted in no patient impact and no shortage of product supply to the marketplace. We recorded a $440,000 additional provision to sales returns in 2008 to recognize the impact of this recall. Our supporting efforts were reviewed by the FDA, as part of our due diligence in apprising the Agency of our reaction to the BD recall. There were no product recalls during 2007 or 2006.
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
     Foreign Sales. During 2008, 2007 and 2006, approximately $1,384,000, $1,320,000 and $1,104,000, respectively, of our revenues were from customers located in foreign countries.
     Seasonality. Most of our business segments do not experience significant seasonality other than Td vaccines in the spring through fall seasons and flu vaccine products which are typically sold in the August through November period.
     Government Contracts. None of our business segments are generally subject to renegotiation of profits or termination of contracts at the election of the Federal government.
     Available Information. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Materials filed with the SEC can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are available to the public at the website maintained by the SEC, http://www.sec.gov. We also make available, free of charge, through our web site at www.akorn.com, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.
Item 1A. Risk Factors.
We have experienced recent operating losses, working capital deficiencies and negative cash flows from operations, and these losses and deficiencies may continue in the future.

     Our recent operating losses may continue in the future and there can be no assurance that our financial outlook will improve. For the years ended December 31, 2008, 2007 and 2006, our operating losses were $7,183,000, $19,815,000 and $4,905,000, respectively. We generated a positive cash flow from operations in 2006 of $2,509,000, however, we generated negative cash flows of $5,420,000 and $24,891,000 in 2008 and 2007, respectively. If our results of operations do not improve we would have to implement a restructuring plan in order to preserve our cash flow and continue business operations.
There is substantial doubt as to our ability to continue as a going concern.
     As a result of our lack of liquidity, limited capital resources, continued losses and accumulated debt, we have concluded that there is substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm has included in their report on our December 31, 2008 consolidated financial statements which is included in this annual report on Form 10-K, an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis. Our losses since 2001 have totaled $85,128,000. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. See also “Risks relating to our Credit Agreement” and “Inadequate liquidity could materially adversely affect our business operations in the future”.
Risks relating to our Credit Agreement
Our lender has restricted our ability to draw on our Credit Agreement. We are party to a Credit Agreement (“GE Credit Agreement”) with General Electric Capital Corporation (“GE Capital”), as agent for the several financial institutions from time to time party to the Credit Agreement and for itself as a lender, and GE Capital Markets, Inc. Pursuant to the GE Credit Agreement, among other things, the lenders agreed to extend loans to us under a revolving credit facility (including a letter of credit subfacility) up to an aggregate principal amount of $25,000,000 or whatever lower figure is supported by the collateral borrowing base rules set forth in the GE Credit Agreement. On February 19, 2009, we received a letter from GE Capital informing us that GE Capital was applying a reserve against availability which effectively restricts our borrowings under the GE Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised us that it was applying this reserve due to concerns about our financial performance, including our prospective compliance with the EBITDA covenant in the GE Credit Agreement for the quarter that will end March 31, 2009.
The restrictions on our ability to borrow under the GE Credit Agreement could have important adverse consequences on our future operations, including: making it more difficult for us to meet our payment and other obligations; reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate and the general economy; and placing us at a competitive disadvantage compared to our competitors that have fewer restrictions on borrowing or greater access to capital. If we are unable to convince GE Capital to remove the restriction on our ability to borrow under the GE Credit Agreement or obtain otherwise suitable financing, we may not be able to meet our payment and other obligations which could significantly and materially harm our business and we may not be able to continue as a going concern. There is no guarantee that we will be successful in convincing GE Capital to remove the restriction on our ability to borrow or that we will be able to obtain otherwise suitable financing.
Our ability to continue as a going concern depends on our compliance with the terms of our Credit Agreement, and on the availability of additional financing. Our GE Credit Agreement contains a number of agreements and covenants that we may not be able to comply with. Should a default be declared, we would have to repay any money borrowed thereunder and this would threaten our ability to continue as a going concern. Alternative financing could replace our relationship with GE Capital, but if we are forced to seek that financing we do not believe it would be on favorable terms and there can be no assurance as to the amount of any financing that might be available.
We have received an extension from our lender pertaining to a loan covenant, but may not receive a further extension or waiver of the covenant, which would entitle our lender to exercise default remedies. Our GE Credit Agreement requires us to enter into control agreements with respect to each of our deposit, securities, commodity or similar accounts as our lenders shall reasonably request. Failure to obtain such control agreements constitutes a default under the GE Credit Agreement. GE Capital has extended the deadline for entering into a control agreement for one of our accounts until March 30, 2009. However, there is no guarantee that we will be successful in obtaining such a control agreement or that GE Capital will grant us a further extension of the deadline by March 30, 2009. In the event of a default resulting from the failure to obtain such a control agreement or extension, GE Capital will have the option of exercising all of its rights and remedies under the GE Credit Agreement arising as a result of the alleged events of default, including the right (i) to accelerate our loan obligations, (ii) to increase the interest rate to the default rate under the GE Credit Agreement, and (iii) to repossess and take other action with respect to any or all collateral under the GE Credit Agreement.
Inadequate liquidity could materially adversely affect our business operations.
     We require substantial liquidity to implement long-term cost savings and restructuring plans, continue capital spending to support product programs and development of advanced technologies, meet scheduled term debt and lease maturities, and run our normal business operations. If we continue to operate at or below the minimum cash levels necessary to support our normal business operations, we may be forced to further curtail capital spending, research and development and other programs that are important to the future success of our business. As discussed above, GE Capital has responded to the weakening of our liquidity position by placing a restriction on our ability to borrow under the GE Credit Agreement. It is likely that if we were to lose our ability to access amounts under the GE Credit Agreement, that we would be unable to find additional capital or alternative financing necessary to sustain our current business operations. If we fail to obtain sufficient funding for any reason, we would not be able to continue as a going concern.
Our lack of liquidity has caused us to be unable to make payments when due under our Exclusive Distribution Agreement with Massachusetts Biologic Laboratories.
     Due to our limited liquidity, we were unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to our strategic partner, MBL, by February 27, 2009 under our MBL Distribution Agreement. While we made a partial payment of $1,000,000 to MBL on March 13, 2009, we were also unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, we have entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which we agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010. In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we are obligated to provide MBL with a standby letter of credit by April 12, 2009 to secure our obligation to pay amounts due to MBL, and we will be released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such letter of credit. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement provided that we comply with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement. We anticipate that Dr. John Kapoor, the Chairman of our board of directors and one of our principal shareholders, will provide the standby letter of credit to MBL pursuant to the MBL Letter Agreement. If for any reason we are unable to provide the standby letter of credit to MBL by April 12, 2009 or if we are unable to make any payment under the MBL Letter Agreement when due and MBL is unable to draw on the standby letter of credit, we would be in breach of the MBL Letter Agreement which could significantly and materially harm our business and cause us to not be able to continue as a going concern. We expect that Dr. Kapoor will be compensated in an amount to be determined for providing the standby letter of credit.
We must obtain additional capital to continue our operations.
     We will require additional funds to operate and grow our business. We may seek additional funds through public and private financing, including equity and debt offerings. However, adequate funds through the financial markets or from other sources may not be available when needed or on terms favorable to us. Without sufficient additional funding, we may be required to delay, scale back or abandon some or all of our product development, manufacturing, acquisition, licensing and marketing initiatives, or operations. Further, such additional financing, if obtained, likely will require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders, and could include covenants and restrictions that limit our ability to operate or expand our business in a manner that we deem to be in our best interest.
Unstable market and economic conditions may have serious adverse consequences on our business.
     Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. A prolonged or profound economic downturn may result in adverse changes to product reimbursement, pricing or sales levels, which would harm our operating results. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.
We have invested significant resources in the development of lyophilization manufacturing capability, and we may not realize the benefit of these efforts and expenditures.
     We have completed the final stages of an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services, a manufacturing capability we previously did not have. As of December 31, 2008, we had spent $22,680,000 on the lyophilization facility expansion. In December 2006, we placed the sterile solutions portion of this operation in service which augments our existing production capacities. The remaining $5,443,000, which is specific to lyophilization (freeze-dry) operations was validated and placed in service in December 2008.
     We are producing our lyophilized IC Green product on this equipment and are working to internally develop an ANDA lyophilized products pipeline. However, there is no guarantee that we will be successful in attaining additional lyophilization customers or products, or that other intervening events will not occur that reduce or eliminate the additional benefits from such capability. For instance, the market for lyophilized products could significantly diminish or be eliminated, or new technological advances could render the lyophilization process obsolete. There can be no assurance that we will realize all the anticipated benefits from our significant investment into lyophilization capability at our Decatur manufacturing facility, and our failure to do so could significantly limit our ability to grow our business in the future.
We depend on a small number of distributors, the loss of any of which could have a material adverse effect.
     A small number of large wholesale drug distributors account for a large portion of our gross sales, revenues and accounts receivable. The following three wholesalers, AmerisourceBergen, Cardinal and McKesson, accounted for approximately 49% of total gross sales and 45% of total revenues in 2008, and 54% of gross trade receivables as of December 31, 2008. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products for many other companies. The loss of one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations and lead to a violation of debt covenants. A change in purchasing patterns, inventory levels, increases in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue and results of operations.
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
     We have entered several strategic business alliances that have been formed to supply us with low cost finished dosage form products. Since 2004, we have entered into various purchase and supply agreements, license agreements, and a joint venture that are all designed to provide finished dosage form products that can be marketed through our distribution pipeline. The Joint Venture Company has generated several product introductions, however, there can be no assurance that these agreements will result in additional FDA-approved ANDAs or NDAs, or that we will be able to market any such additional products at a profit. In addition, any clinical trial expenses that we incur may result in adverse financial consequences to our business.
Our growth and profitability is dependent on our ability to successfully market and distribute new products, including vaccine products, through various distribution channels.
     We continue to seek out and introduce new pharmaceutical/healthcare products. Our improved financial performance is dependent on new product introductions, such as the biologics and vaccine products discussed above. Any delays or an inability to successfully market and distribute such products may result in adverse financial consequences to our business. In particular, continued growth for our Td vaccine product is dependent on successful management of market penetration on hospital group purchasing organization contracts.
We have accumulated substantial Td vaccine inventory which may be difficult to sell.
     We have accumulated substantial Td vaccine inventory quantities which will require time to sell and may require discounting to generate cash flow to fund operations for the company. In addition, we have lost our exclusive distribution rights for this Td vaccine product as per the MBL Letter Agreement dated March 27, 2009. While we anticipate selling at prices in excess of our carrying value, extensive discounting to generate cash for our operations and/or discounting to respond to competitor pricing could be required and, if so, this would adversely impact our profit margins which could impact our ability to continue as a going concern.

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
     Dr. John N. Kapoor, Ph.D., the chairman of our board of directors, a member of the committee of the board overseeing our operations until a new President and Chief Executive Officer have been appointed, our chief executive officer from March 2001 to December 2002, and a principal shareholder, is affiliated with EJ Financial Enterprises, Inc. (“EJ Financial”), a health care consulting investment company. EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete. The Kapoor Trust is also one of our lenders through a Subordinated Note. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Subordinated Debt”. Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.
     Dr. Subhash Kapre is a member of our board of directors and is the Executive Director of Serum. We are a party to several product development agreements with Serum and additional future agreements or changes to existing agreements have the potential to create a conflict of interest for Dr. Kapre.
Dependence on key executive officers.
     Our success will depend, in part, on our ability to attract and retain key executive officers. We are particularly dependent upon Dr. John N. Kapoor, Ph.D., chairman of our board of directors. The inability to attract and retain key executive officers, or the loss of one or more of our key executive officers could have a material adverse effect on our business, financial condition and results of operations.
Through stock ownership, his position on our board of directors, and his loans to us, Dr. John Kapoor has substantial influence over our business strategies and policies.
     Dr. John Kapoor owns, directly and indirectly, a substantial portion of our outstanding voting common stock. Dr. Kapoor is also Chairman of our board of directors and also is a member of the special committee that is overseeing our operations until a new President and Chief Executive Officer is appointed. Further, Dr. Kapoor is a substantial creditor of ours. Because of this, Dr. Kapoor can strongly influence, and potentially control, the outcome of our corporate actions, including the election of our directors and transactions involving a change of control. Decisions made by Dr. Kapoor with respect to his, and his related parties, ownership or trading of our common stock, or with regards to our outstanding debt, could have an adverse effect on the market value of our common stock and an adverse effect on our business.
Recent changes in our senior management may cause uncertainty in, or be disruptive to, our business.
We have recently experienced significant changes in our senior management and our board of directors. On January 29, 2009 Arthur Przybyl vacated the positions of President and Chief Executive Officer. On this same date, the board of directors formed a committee to oversee our operations until a new President and Chief Executive Officer is appointed and begins service in those positions. The committee is comprised of Dr. John Kapoor, Chairman of the board of directors, and Randall Wall and Jerry Ellis, both members of the board of directors. Mr. Przybyl resigned from his position as a director on our board of directors on February 25, 2009. The vacancy created by Mr. Przybyl’s resignation as a director has not yet been filled. These changes in our senior management and our board of directors may be disruptive to our business, and, during the transition period, there may be uncertainty among investors, vendors, rating agencies, employees and others concerning our future direction and performance.
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
     We were previously subject to an FDA Warning Letter which the FDA issued to us in October 2000 which was subsequently removed in 2005. In March 2007, we were again subject to a warning letter at our Decatur facility which was removed in December 2007. See Item 1. Business — “FDA Warning Letter”.
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
     A number of products we market are non-application drugs that are manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed prior to the 1962 Amendment of the FDC Act. The regulatory status of these products is subject to change and/or challenge by the FDA, which could establish new standards and limitations for manufacturing and marketing such products, or challenge the evidence of prior manufacturing and marketing upon which grandfathering status is based. Any such change in the status of such product could have a material adverse effect on our business, financial condition and results of operations.
     We are subject to extensive DEA regulation, which could result in our being fined or otherwise penalized. We also manufacture and sell drugs which are “controlled substances” as defined in the federal Controlled Substances Act and similar state laws, which impose, among other things, certain licensing, security and record keeping requirements administered by the DEA and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The DEA could limit or reduce the amount of controlled substances which we are permitted to manufacture and market. See Item 1. Business — “DEA Regulation”.
We may implement product recalls and could be exposed to significant product liability claims; we may have to pay significant amounts to those harmed and may suffer from adverse publicity as a result.
     The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. We were prompted to initiate one product recall of our Cyanide Antidote Kit during 2008, due to the third quarter recall notification by BD, of their 60ml syringe. This syringe is included as part of a packaged kit along with drug components manufactured and sourced by us, to support the Cyanide Antidote Kit. Our recall of the Cyanide Antidote Kit was necessitated by the BD recall, and has resulted in no patient impact and no shortage of product supply to the marketplace. Our supporting efforts were reviewed by the FDA, as part of our due diligence in apprising the Agency of our reaction to the BD recall. There were no product recalls in 2007 or 2006.
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
     The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. We have registered 72,785,437 shares held by certain of our investors for sale under registration statements on Forms S-1 and S-3 filed with the SEC. Sales of these shares on the open market could cause the price of our stock to decline.
Exercise of warrants and options may have a substantial dilutive effect on our common stock.
     If the price per share of our common stock at the time of exercise or conversion of any warrants or stock options is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Holders of our outstanding warrants and options would receive 5,773,463 shares of our common stock at a weighted average exercise price of $4.89 per share. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock which may result in substantial dilution of the existing ownership interests of our common shareholders.
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
     As of March 23, 2009, the market price of our common stock did not exceed $5.00 per share. Because our market price has fallen below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard setting bodies may adversely affect our reported revenues, profitability, and financial condition.
Our financial statements are subject to the application of U.S. generally accepted accounting principles, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Those changes could adversely affect our reported revenues, profitability, and financial condition.
The requirements of being a public company may strain our resources and distract management.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     We own a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, we own a 65,000 square-foot manufacturing facility in Decatur, Illinois. Our Decatur facilities support our ophthalmic, hospital drugs & injectables, and contract manufacturing segments.

     Our wholly owned subsidiary, Akorn (New Jersey) Inc. also leases approximately 50,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to our ophthalmic and hospital drugs & injectables segments.
     We do not have any idle manufacturing facilities. The capacity utilization at our Decatur and Somerset facilities was approximately 60% and 100%, respectively, during the year ended December 31, 2008. We can produce approximately 65 batches per month if our Decatur and Somerset facilities are all operating at normal capacity. Operating the manufacturing facilities at the reduced level has led to lower gross margins due, in part, to unabsorbed fixed manufacturing costs.
     Our current space in Decatur is considered adequate to accommodate our manufacturing needs for the foreseeable future and we have expanded our manufacturing space at our Somerset production facility to accommodate anticipated future product opportunities.
     Since August 1998, our headquarters and certain administrative offices, as well as a finished goods warehouse, had been located in leased space in Buffalo Grove, Illinois. That lease ended in August 2008.
     In October 2007, we signed a ten year lease for approximately 74,000 square feet in Gurnee, Illinois to accommodate our warehousing needs and new product development operations. We relocated to this facility in the second quarter of 2008. In December 2006, we signed a ten year lease for approximately 34,000 square feet for our new headquarters location in Lake Forest, Illinois. We relocated our offices to the Lake Forest facility in August 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

	High	Low
Year Ending December 31, 2009
1st Quarter (through March 23, 2009)	$2.69	$1.00
Year Ended December 31, 2008
1st Quarter	$8.19	$4.37
2nd Quarter	5.24	3.26
3rd Quarter	5.63	3.14
4th Quarter	5.22	1.11
Year Ended December 31, 2007
1st Quarter	$7.00	$5.00
2nd Quarter	7.73	6.10
3rd Quarter	8.00	6.42
4th Quarter	7.95	5.82
     As of March 23, 2009, the market price of our common stock did not exceed $5.00 per share. Because our market price has fallen below $5.00 per share, trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.
     As of March 23, 2009, we had 90,124,548 shares of common stock outstanding, which were held by approximately 498 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 23, 2009 was $1.40 per share. The transfer agent for our common stock is Computershare Investor Services, LLC, located at 350 Indiana Street, Suite 750, Golden, Colorado 80407.
     We did not pay cash dividends in 2008, 2007, or 2006 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we are currently prohibited from making any dividend payment under the terms of our various financing relationships. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Condition and Liquidity” for more information.
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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of March 6, 2009, we are aware of the sale of 20,507,709 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
EQUITY COMPENSATION PLANS
Equity Compensation Plans Approved by Stockholders.
     Under the 1988 Incentive Compensation Program (the “Incentive Program”) which expired November 2, 2003, our officers and employees were eligible to receive options as designated by our Board of Directors. The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”), which replaced the Incentive Program, was approved by our Board of Directors on November 6, 2003 and approved by our stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options have been granted and 611,000 remain outstanding as of December 31, 2008. On March 29, 2005, our Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by our stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. Commencing May 27, 2005, all new awards have been granted under the Amended 2003 Plan. The aggregate number of shares of our common stock that may be issued pursuant to awards granted under the Amended 2003 Plan is 5,000,000. Under the Amended 2003 Plan, 3,593,000 options have been granted to employees and directors and 3,073,000 remain outstanding as of December 31, 2008. Options granted under the Incentive Program, the 2003 Stock Option Plan, and the Amended 2003 Plan have exercise prices equivalent to the market value of our common stock on the date of grant and generally vest over a period of three years and expire within a period of five years.
     The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which our shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our security holders.

Number of securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)
Equity Compensation plans approved by security holders:
2003 Plan	611,125	$3.23	—
2003 Amended Plan	3,072,694	$5.59	1,323,385

Total	3,683,819	$5.20	1,323,385

Item 6. Selected Financial Data
     The following table sets forth our selected consolidated financial information as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004.

	2008	2007	2006	2005	2004
OPERATIONS DATA (000’s)
Revenues	$93,598	$52,895	$71,250	$44,484	$50,708
Gross profit	26,592	11,400	26,880	14,944	18,202
Operating loss (1)	(7,183)	(19,815)	(4,905)	(7,479)	(368)
Interest and other income (expense) (2)	(752)	650	(1,055)	(1,113)	(2,650)
Pretax loss	(7,935)	(19,165)	(5,960)	(8,592)	(3,018)
Income tax provision (benefit)	4	3	3	17	8
Net loss	(7,939)	(19,168)	(5,963)	(8,609)	(3,026)
Preferred stock dividends and adjustments (3)	—	—	(843)	(4,082)	(34,436)
Net loss available to common stockholders	$(7,939)	$(19,168)	$(6,806)	$(12,691)	$(37,462)
Weighted average shares outstanding:
Basic	89,209	87,286	73,988	26,095	20,817
Diluted	89,209	87,286	73,988	26,095	20,817
PER SHARE
Equity	$0.69	$0.74	$0.95	$1.57	$2.27
Net loss:
Basic	(0.09)	(0.22)	(0.09)	(0.49)	(1.80)
Diluted	(0.09)	(0.22)	(0.09)	(0.49)	(1.80)
Price: High	8.19	8.00	6.61	4.91	4.30
Low	1.11	5.00	3.01	2.17	2.00
BALANCE SHEET (000’s)
Current assets	$40,746	$45,722	$39,654	$15,694	$22,393
Net property, plant & equipment	34,223	32,262	33,486	31,071	31,893
Total assets	82,329	86,966	82,083	57,095	66,922
Current liabilities, including debt in default	18,103	21,000	10,253	15,460	11,160
Long-term obligations, less current installments	2,783	1,308	1,516	602	8,436
Shareholders’ equity	61,443	64,658	70,314	41,033	47,326
CASH FLOW DATA (000’s)
From operating activities	$(5,420)	$(24,891)	$2,509	$(148)	$(3,461)
From investing activities	(3,787)	(2,184)	(4,377)	(1,857)	(838)
From financing activities	2,322	13,205	22,895	(1,314)	8,191
Change in cash and cash equivalents	(6,885)	(13,870)	21,027	(3,319)	3,892

(1)	Operating loss includes long-lived asset impairment charges of $2,037 (in thousands) in 2004.

(2)	Interest and other expense includes dividends and discount accretion related to our Series A Preferred Stock of $1,064 (in thousands). After the July 2004 shareholder approval relating to our Series A Preferred Stock, such dividends and accretion did not impact net income (loss) but continued to impact earnings (loss) per share until the Series A Preferred Stock was converted to shares of our common stock on January 13, 2006.

(3)	Pursuant to the July 2004 shareholder approval that resulted in our Series A Preferred Stock being recharacterized as equity rather than debt, dividends and adjustments related to our preferred stock, while not impacting net loss, do result in increased losses available to common stockholders when computing basic and diluted loss per share. A significant portion of these adjustments for 2004 relate to accreting the carrying value of the preferred stock up to its stated value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
     As a result of our lack of liquidity, limited capital resources, continued operating losses and accumulated debt, we have concluded there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has modified their report on our December 31, 2008 consolidated financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis. Our losses since 2001 have totaled $85,128,000. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements though December 31, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. We are evaluating alternatives for cost reduction as well as certain efficiency and cost containment measures to improve our profitability and cash flow. In addition, we are actively seeking additional financing for our operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. See Item 1A. “Risks relating to our Credit Agreement” and “Inadequate liquidity could materially adversely affect our business operations in the future”.
     Management has previously reduced our cost structure, improved our processes and systems and implemented new controls over capital and operational spending and we will continue such cost reduction and efficiency measures along with targeted working capital improvements. We anticipate sales growth through our internal product development efforts, additional contract services opportunities which we are actively pursuing and ongoing progress we are achieving with our strategic partners on new products development. Management believes that continued emphasis on these activities will benefit our results of operations, cash flow from operations and our future prospects.
     During the fiscal year ended December 31, 2006 and for the nine months ended September 30, 2007, we had three reporting segments. Our reportable segments are based upon internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in SFAS No. 131, is our chief executive officer, or CEO. Effective March 29, 2009, our CFO was appointed as our interim CEO, and as such, oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information. In September 2007, we introduced our adult Tetanus-Diphtheria (“Td”) vaccine. This product, as well as other similar products we introduced since and plan to introduce, will be evaluated separately from our other reportable segments. As such, we created a new reportable segment called biologics and vaccines as of the fourth quarter of 2007. Accordingly, we have modified our method of operating and evaluating our business units and, as a result, we modified our business reporting from three identifiable reporting segments to four segments in accordance with SFAS 131. This had no impact on prior year segment classifications.
     Our revenues are derived from sales of diagnostic and therapeutic pharmaceuticals in our ophthalmic segment, from sales of diagnostic and therapeutic pharmaceuticals in our hospital drugs and injectables segment, from sales of vaccines, and from contract services revenue.
     The following table sets forth the percentage relationships that certain items from our Consolidated Statements of Operations bear to revenues for the years ended December 31, 2008, 2007 and 2006.

	Years Ended
	December 31,
	2008	2007	2006

Revenues
Ophthalmic	22%	35%	27%
Hospital Drugs & Injectables	21	37	60
Biologics & Vaccines	48	14	—
Contract Services	9	14	13

Total revenues	100	100	100
Gross profit
Ophthalmic	6%	7%	9%
Hospital Drugs & Injectables	5	10	26
Biologics & Vaccines	14	1	—
Contract Services	3	4	3

Total Gross Profit	28	22	38
Selling, general and administrative expenses	27	41	26
Amortization and write-downs of intangibles	2	3	2
Research and development expenses	7	15	17

Operating loss	(8)	(37)	(7)
Net loss	(8)%	(36)%	(8)%

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2008 AND 2007
     Consolidated revenues increased 77%, or $40,703,000 for the year ended December 31, 2008 compared to the prior year, mainly due to increased sales of Td vaccine and the launch of Flu vaccine along with moderate increases in other product segments.
     Vaccine sales increased by $37,080,000 of which $30,700,000 related to our Td vaccine products and $6,380,000 related to our initial launch of our Flu vaccine products. Ophthalmic segment revenues increased 10%, or $1,902,000, primarily due to increased sales from a new ophthalmic solution launched in the first quarter of 2008 and sales of AktenTM, a new topical ophthalmic drug launched in the fourth quarter of 2008. Hospital drugs and injectables segment revenues increased 1% or $152,000 for the year, reflecting the increased sales of anesthesia and antidote products. Contract services revenues increased by 21%, or $1,569,000, mainly due to increased order volumes on ophthalmic contract products.
     The chargeback and rebate expense, a component of net revenues, for the year ended December 31, 2008, decreased to $31,330,000 from $31,971,000 in 2007. This decrease was primarily due to product mix and increased sales volumes through distributors which do not generate chargebacks.
     In 2008, our product sales returns increased by $2,549,000 and was due to increased sales, $524,000 for a phase-out of multi-dose Td vaccine, $440,000 for a product recall due to a supplier’s syringe included in our Cyanide Antidote Kit product, refinements in the lag analysis used to estimate our product returns reserve (See Critical Accounting Policies — “Allowance for Product Returns” below), and less favorable wholesaler returns experience.
     Year-to-date consolidated gross profit of $26,592,000 was 28% of net revenues for 2008 as compared to a gross profit of $11,400,000 or 22% for 2007, mainly due to the $13,210,000 of gross profit contributed by vaccine sales combined with the sales increases for each segment discussed above. The higher gross profit percentage was due to lower purchase costs for unit dose Td vaccine, partially offset by lower margin Flu vaccine sales. The gross profit of our ophthalmic segment increased $1,968,000 or 52% due to our launch of our new ophthalmic products including AktenTM. Our hospital drugs and injectables segment gross profit increased $58,000 or 1% mainly due to increased mix of antidote sales. Our biologics & vaccines segment gross profit was $13,210,000 or 30% due to our continued growth of market share for Td vaccine and launch of flu vaccines in 2008 and the shift to higher margin unit dose Td versus the multi-dose Td sold in 2007. Our contract services segment gross profit increased $701,000 or 37% from the prior year mainly due to stronger volumes on contract ophthalmic products.
     Selling, general and administrative (“SG&A”) expenses increased 17%, to $25,620,000 for 2008 from $21,861,000 for 2007. The key components of this increase in 2008 were $1,846,000 for additional field and vaccine sales representatives and related selling expenses, $720,000 related to increased technical consulting and professional fees, $394,000 for increased advertising and sales meeting expenses, $393,000 for increased FDA facility and product fees, and $563,000 for increased building rent related to our new Gurnee, Illinois warehouse and Lake Forest, Illinois corporate headquarters, offset by decreased SFAS 123(R) stock compensation expense of $754,000 and decreased recruiting and relocation fees of $384,000.
     Research and development (“R&D”) expense decreased, by $1,049,000 or 13% in 2008, to $6,801,000 from $7,850,000 for the year 2007, mainly due to reduced product development activities and reduced milestone payments to our strategic business partners ($2,948,000). These reductions were partially offset by the first quarter 2008 write-off of certain product related filing and license fees totaling $1,246,000 and a fourth quarter write-off of our generic oral Vancomycin capsule inventories of $653,000. Our oral Vancomycin capsule inventory will expire in the second half of 2009 and FDA approval for our generic product is still uncertain at this time.
     Net interest expense in 2008 was $870,000 as compared to interest income of $649,000 for 2007 as a result of increased borrowings against our Credit Facility and lower average balances on short-term investments.
     We recorded a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. Accordingly, the income tax expense recorded for 2008 and 2007 represents various minimum state income tax expenses.
     Loss per share for 2008, on both a basic and diluted basis, was $0.09 on weighted average shares outstanding of 89,209,000 compared to a basic and diluted loss per share for 2007 of $0.22 on weighted average shares outstanding of 87,286,000.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
     As a result of the factors outlined above, we have experienced operating losses in 2008 and 2007 of $7,183,000 and $19,815,000, respectively, and the net losses for these years were $7,939,000 and $19,168,000, respectively.
     As of December 31, 2008, we had cash and cash equivalents of $1,063,000. Our net working capital at December 31, 2008 was $22,643,000 versus a net working capital of $24,722,000 at December 31, 2007, resulting primarily from a decrease in cash levels partially offset by a corresponding reduction in accounts payable for Td vaccine purchases.
     During the year ended December 31, 2008, we used $5,420,000 in cash from operations as the net loss of $7,939,000 and reduction in trade accounts payable of $5,275,000 was partially offset by non-cash expenses of $6,981,000 for the period. During 2007, we used $24,891,000 in cash from operations as the net loss and increased inventory level was only partially offset by non-cash expenses of $7,696,000 for the period, and a higher accounts payable level. Investing activities for 2008 generated a $3,787,000 reduction in cash flow mainly due to capital expenditures for new leased facilities and production equipment as well as $507,000 in funding to the Joint Venture Company. Investing activities during 2007 required $2,184,000 in cash mainly due to capital expenditures for production equipment. Financing activities for 2008 provided $2,322,000 in cash primarily due to $5,000,000 in proceeds from the Subordinated Note issued to the Kapoor Trust in July 2008 and $1,250,000 in restricted cash which was released in December 2008, partially offset by the $4,521,000 net payoff of our Credit Facility in December 2008. Financing activities for 2007 provided $13,205,000 in cash primarily due to $6,994,000 net proceeds from the November 2007 private placement of common stock with Serum and $4,521,000 of net borrowings from the Credit Facility.
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
     As of December 31, 2008, we had $1,063,000 in cash and our Credit Facility with Bank of America expired on January 1, 2009. On January 7, 2009, we entered into a Credit Agreement (“GE Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”). On February 19, 2009, GE Capital informed us that it was applying a reserve against availability, which effectively restricts our borrowings under the GE Credit Agreement to the balance that was outstanding as of February 19, 2009 (See “Credit Facility” below). The restriction on our GE Credit Agreement has severely limited our working capital and capital resources.
     As a result of our lack of liquidity, limited capital resources, continued operating losses and accumulated debt, we have concluded there is substantial doubt as to our ability to continue as a going concern. See Item 1A. “Risks relating to our Credit Agreement” and “Inadequate liquidity could materially adversely affect our business operations in the future”.

Credit Facility
     On October 7, 2003, we entered into a credit agreement with Bank of America National Association (“Bank of America”) providing us with a revolving line of credit (the “Credit Facility”) secured by substantially all of our assets. The Credit Facility contained certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA and certain other ratios. Because the Credit Facility also required us to maintain our deposit accounts with Bank of America, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, required that we classify outstanding borrowings under the Credit Facility as a current liability. The Credit Facility had a weighted average interest rate of 5.84% during 2008. There was a $0 balance on the Credit Facility at December 31, 2008 and a $4,521,000 balance at December 31, 2007. The revolving commitment under the Credit Facility, as amended on November 2, 2007, was $15,000,000.
     We wrote off certain previously capitalized product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, we were not in compliance with our Credit Facility covenants and we requested and received an amendment from Bank of America dated May 9, 2008 which adjusted the EBITDA covenant calculation to exclude these additional research and development expense items. We repaid our revolving line of credit with Bank of America at the end of December 2008. The Credit Facility expired on January 1, 2009.
     On January 7, 2009, we entered into a Credit Agreement (“GE Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”). Pursuant to the GE Credit Agreement, among other things, the Lenders have agreed to extend loans to us under a revolving credit facility (including a letter of credit subfacility) up to an aggregate principal amount of $25,000,000 (the “GE Credit Facility”). At our election, borrowings under the GE Credit Facility bear interest at a rate equal to either: (i) the Base Rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranges between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranges between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, we shall pay interest equal to an additional 2.0% per annum. The GE Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants include fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, our obligations under the GE Credit Agreement may be accelerated upon the occurrence of an event of default under the GE Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default. The Credit Facility shall terminate, and all amounts outstanding thereunder shall be due and payable, on January 7, 2013, or on an earlier date as specified in the GE Credit Agreement.
     Also on January 7, 2009, in connection with the GE Credit Agreement, we entered into a Guaranty and Security Agreement (“Guaranty and Security Agreement”) by and among us, GE Capital, as agent for the Lenders and each other secured party thereunder. Pursuant to the Guaranty and Security Agreement, we have granted a security interest to GE Capital in the collateral described in the Guaranty and Security Agreement as security for the GE Credit Facility. Our obligations are secured by substantially all of our assets, excluding our ownership interest in Akorn-Strides, LLC and in certain licenses and other property in which assignments are prohibited by confidential provisions.
     In connection with the GE Credit Agreement, on January 7, 2009, we also entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing by us, in favor of GE Capital, relating to the real property owned by us located in Decatur, IL. The Mortgages grant a security interest in the 2 parcels of real property to GE Capital, as security for the Credit Facility.

     Also on January 7, 2009, in connection with the GE Credit Agreement, we entered into a Subordination Agreement by and among the Kapoor Trust, us and GE Capital, as agent for the Lenders. Pursuant to the Subordination Agreement, the Kapoor Trust and us have agreed that our debt pursuant to the Subordinated Promissory Note dated as of July 28, 2008, in the principal amount of $5,000,000 (“Subordinated Debt”) payable to the Kapoor Trust is subordinated to the GE Credit Facility, except that so long as there is no event of default outstanding under the GE Credit Agreement, we may repay the Subordinated Debt in full so long as such repayment occurs on or before July 28, 2009.
     On February 19, 2009, GE Capital informed us that it was applying a reserve against availability which effectively restricts our borrowings under the GE Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised that it was applying this reserve due to concerns about financial performance, including our prospective compliance with the EBITDA covenant in the GE Credit Agreement for the quarter that will end March 31, 2009. The restriction on our GE Credit Agreement has severely limited our working capital and capital resources. As a result of our lack of liquidity, limited capital resources, continued operating losses and accumulated debt, we have concluded there is substantial doubt as to our ability to continue as a going concern. See Item 1A. “Risks relating to our Credit Agreement” and “Inadequate liquidity could materially adversely affect our business operations in the future”.
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
     On July 28, 2008, we borrowed the Subordinated Debt from the Kapoor Trust in return for issuing the trust a Subordinated Promissory Note in the principal amount of $5,000,000. The note accrues interest at a rate of 15% per year and is due and payable on July 28, 2009, subject to the GE Credit Agreement. The proceeds from this note were used in conjunction with the amended MBL Distribution Agreement, which resulted in favorable pricing and reduced purchase commitments (see also Note M — Commitments and Contingencies).
Other Indebtedness
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC. The principal balance was payable over 10 years, and the final principal/interest payment was made in the second quarter of 2008 to retire this mortgage. The mortgage note bore a fixed interest rate of 7.375% and was secured by the real property located in Decatur, Illinois.
Preferred Stock and Warrants
Series A Preferred Stock and Warrants
     In connection with the Exchange Transaction as discussed above, we issued 257,172 shares of Series A Preferred Stock. Prior to conversion, the Series A Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at our option, such dividends were deferred and added to the Series A Preferred Stock balance. We also issued Series A Warrants to purchase 8,572,400 shares of our common stock with an exercise price of $1.00 per share. All Series A Warrants were exercised as of December 31, 2006. Holders of Series A Preferred Stock had full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares could be converted. All shares of Series A Preferred Stock had liquidation rights in preference over junior securities, including the common stock, and had certain anti-dilution protections. The Series A Preferred Stock and unpaid dividends were convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers could be adjusted from time to time pursuant to the terms of our Restated Articles of Incorporation. Until our shareholders approved certain provisions regarding the Series A Preferred Stock, which occurred in July 2004, the Series A Preferred Stock had a mandatory redeemable feature in October 2011.

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
Series B Preferred Stock and Warrants
     On August 23, 2004, we issued an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, that was convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”). There were 455,556 Series B Warrants outstanding as of December 31, 2008 and 2007, respectively. The net proceeds to us after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000.
     Prior to its conversion, the Series B Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at our option, such dividends were deferred and added to the Series B Preferred Stock balance. Each share of Series B Preferred Stock, and accrued and unpaid dividends with respect to each such share, was convertible by the holder thereof at any time into a number of shares of our common stock equal to the quotient obtained by dividing (x) $100 plus any accrued but unpaid dividends on such share by (y) $2.70, as such numerator and denominator could be adjusted from time to time pursuant to the anti-dilution provisions of our Restated Articles of Incorporation governing the Series B Preferred Stock. We had the option of converting all shares of Series B Preferred Stock into shares of our common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share. The closing price per share of the common stock as reported on the American Stock Exchange exceeded $5.00 for 20 consecutive trading days as of the close of the market on December 13, 2006. Consequently, all 66,000 outstanding shares of Series B Preferred Stock immediately and automatically converted into an aggregate of 2,804,800 shares of common stock on December 14, 2006. As of December 31, 2008, no shares of Series B Preferred Stock remain outstanding. We received no consideration in connection with the automatic conversion of Series B Preferred Stock.
Other Warrants
     As further described in Item 8. Financial Statements and Supplemental Data, Note M — “Commitments and Contingencies,” we have issued to AEG Partners, LLC (“AEG”) warrants (the “AEG Warrants”) to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share. All AEG warrants were exercised as of December 31, 2008.
     On March 8, 2006 we issued 4,311,669 shares of our common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remain outstanding as of December 31, 2008.
Facility Expansion
     We completed an expansion of our Decatur, Illinois manufacturing facility to add capacity to provide lyophilization manufacturing services. The facility and filling operations totaling $17,237,000 was placed in service in December 2007 and the lyophilization equipment of $5,443,000 was placed in service in December 2008. We are working toward the development of an internal ANDA lyophilized product pipeline for the lyophilization operations to supplement our production of our lyophilized IC Green product in Decatur. We added expansion capability by relocating our distribution operations to a larger facility in Gurnee, Illinois.

CONTRACTUAL OBLIGATIONS
(In Thousands)
     The following table details our future contractual obligations as of December 31, 2008.

	Payment Due — by Period				More than
Description	Total	Less than 1 year	1-3 years	3-5 years	5 years
Current and Long Term-Debt	$5,332	$5,332	$—	$—	$—
Leases	13,286	1,755	3,529	2,536	5,466
Inventory Purchase Commitments [1]	12,750	6,750	2,000	2,000	2,000
Strategic Partners — Contingent Payments [2]	2,600	1,550	1,050	—	—

Total:	$33,968	$15,387	$6,579	$4,536	$7,466

[1]	Estimated purchase commitments under multi-year inventory supply agreements.

[2]	Note the Strategic Partner Payments are estimates which assume that various contingencies and market opportunities occur in 2009 and beyond.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
In Thousands, Except Per Share Amounts

			Net Income (Loss)
		Gross		Per Share	Per Share
	Revenues	Profit	Amount	Basic	Diluted
Year Ended December 31, 2008:
1st Quarter	$14,459	$3,747	$(5,544)	$(0.06)	$(0.06)
2nd Quarter	21,229	4,827	(2,819)	(0.03)	(0.03)
3rd Quarter	31,874	9,906	2,401	0.03	0.03
4th Quarter	26,036	8,112	(1,977)	(0.02)	(0.02)
Year Ended December 31, 2007:
1st Quarter	$11,735	$2,489	$(4,843)	$(0.06)	$(0.06)
2nd Quarter	11,638	2,886	(4,634)	(0.05)	(0.05)
3rd Quarter	15,814	2,968	(4,727)	(0.05)	(0.05)
4th Quarter	13,708	3,057	(4,964)	(0.06)	(0.06)
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
     We obtain certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance that will be paid out in the future. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with our accounting policy, our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. We use this percentage estimate (95% as of December 31, 2008) until historical trends or new information indicates that a revision should be made. On an ongoing basis, we evaluate our actual chargeback rate experience and new trends are factored into our estimates each quarter as market conditions change. We reviewed and revised the estimated percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement in the fourth quarter of 2006 which resulted in a $446,000 increase in the chargeback expense in the fourth quarter of 2006. We have continued to use this revised estimate of 95% in 2007 and 2008 and intend to use this estimate on a going forward basis until trends indicate that additional revisions should be made.
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
     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2008, 2007, and 2006, we recorded chargeback and rebate expense of $31,330,000, $31,971,000, and $26,295,000, respectively. The allowance for chargebacks and rebates was $9,311,000 and $11,690,000 as of December 31, 2008 and 2007, respectively.
Allowance for Product Returns
     Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. We had previously estimated our sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. In 2008, we performed a specific detailed review of returns by product/lot and determined the lag time between product sale and return was longer than we had previously estimated. The gross impact of this adjustment was $761,000 which was partially offset by $418,000 in reduced chargeback liability which specifically relates to this revision in the sales returns reserve estimate. We have recorded this change in estimate in the fourth quarter of 2008. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of our products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into our estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period. For the years ended December 31, 2008, 2007, and 2006, we recorded a net provision for product returns of $3,159,000, $610,000 and $3,861,000, respectively. The 2008 provision includes the impact of discontinuing our multi-dose Td vaccine product, a recall associated with a supplier’s syringe in our Cyanide Antidote Kit product, the revision in our lag estimate, increased sales and unfavorable wholesaler product returns experience. The allowance for potential product returns was $2,539,000 and $1,153,000 at December 31, 2008 and 2007, respectively.

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
     For the years ended December 31, 2008, 2007, and 2006, we recorded a net expense/(benefit) for doubtful accounts of $17,000, $(8,000), and $(150,000), respectively. The favorable experience in 2007 and 2006 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $22,000 and $5,000 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, we had a total of $1,027,000 of past due gross accounts receivable, of which only $203,000 was over 60 days past due. We perform monthly a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.
Allowance for Slow-Moving Inventory
     Inventories are stated at the lower of cost (average cost method) or market. See Item 8. Financial Statements and Supplementary Data, Note D — “Inventories”. We maintain an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyzed our raw material and component inventory for slow moving items. For the years ended December 31, 2008, 2007, and 2006, we recorded a provision for inventory obsolescence in cost of sales of $765,000, $1,449,000 and $652,000, respectively. The allowance for inventory obsolescence/NRV was $1,179,000 and $1,260,000 as of December 31, 2008 and 2007, respectively. The increase in the 2007 provision and reserve was mainly due to an increased level of ending inventory for certain products that, on average, sell below their carrying value.
     We capitalize inventory costs associated with our products prior to regulatory approval when, based on management judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints or impediments to approval. We consider the shelf life of the product in relation to the product timeline for approval. During the fourth quarter of 2008, we expensed $653,000 related to our generic oral Vancomycin capsule finished good inventory as the FDA review was extended resulting in increased uncertainty related to the recoverability of this inventory based on the limited remaining expiry dating of this inventory.
     As of December 31, 2008, we had $864,000 in our ending inventory for raw material related to our generic oral Vancomycin capsule product. As noted above, we have not yet received FDA approval, however we believe that FDA approval is probable and we will be able to fully realize the costs of this raw material inventory upon FDA approval of our generic oral Vancomycin capsule product.

Warranty Liability
     The product warranty liability primarily relates to a ten year expiration guarantee on DTPA sold to HHS. We are performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, we will replace the product at no charge. Our supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA we will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
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
Intangibles
     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Amortization expense was $1,354,000, $1,504,000 and $1,385,000 for the years ended December 31, 2008, 2007, and 2006, respectively. We regularly assess the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.
Stock-Based Compensation
     Under SFAS No. 123(R), stock compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We have historically used the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123 and have decided to continue using this model under SFAS No. 123(R). Determining the assumptions that enter into the model is highly subjective and requires judgment. We use an expected volatility that is based on the historical volatility of our stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, under SFAS No. 123(R), we are required to estimate forfeitures at the time of grant and revise in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, we revised our estimate from 10% used in 2006 and 2007 to 13% as an estimated forfeiture rate for 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Our carrying values approximate the fair values of our financial assets and liabilities as of December 31, 2008 and the adoption of SFAS 157 did not have a material impact on our consolidated financial statements and note disclosures.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, which are currently not required to be measured at fair value. Under SFAS 159, an entity may, at specified election dates, choose to measure items at fair value on an instrument-by-instrument basis. Entities would be required to report a cumulative adjustment to retained earnings for unrealized gains and losses at the adoption date, and to recognize changes in fair value in earnings for any items for which the fair value option has been elected. SFAS 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption or as of December 31, 2008. We did not choose to measure any financial instruments at fair value as permitted under the statement.

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
     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not believe that FSP SFAS No. 142-2 will have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are subject to market risk associated with changes in interest rates if we draw a balance under our our new GE Credit Facility. Our only current interest rate exposure involves our debt under the GE Credit Facility which bears interest at a rate equal to the Base Rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to 4%. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Credit Facility” for more information.
     We have no material foreign exchange risk.
     Our financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of these instruments, approximate fair value due to their short-term nature.
Item 8. Financial Statements and Supplementary Data
     The following financial statements are included in Part II, Item 8 of this Form 10-K.
INDEX:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Akorn, Inc.
We have audited the accompanying consolidated balance sheet of Akorn, Inc. as of December 31, 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akorn, Inc. at December 31, 2008 and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that Akorn, Inc. will continue as a going concern. As more fully disclosed in Note A, the Company has incurred recurring net losses and the Company’s borrowings on its revolving credit facility have been restricted by the lender. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note A. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Akorn, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 29, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Akorn, Inc.
Buffalo Grove, Illinois
We have audited the accompanying consolidated balance sheet of Akorn, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiaries at December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Chicago, Illinois
March 13, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Akorn, Inc.
We have audited Akorn, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Akorn, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Akorn, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Akorn, Inc. as of December 31, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and our report dated March 29, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Akorn Inc.’s ability to continue as a going concern.
/s/ Ernst & Young LLP
Chicago, Illinois
March 29, 2009

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,063	$7,948
Restricted cash — revolving credit agreement	—	1,250
Trade accounts receivable, net	6,529	4,112
Other receivable	1,221	—
Inventories, net	30,163	31,095
Prepaid expenses and other current assets	1,770	1,317

TOTAL CURRENT ASSETS	40,746	45,722
PROPERTY, PLANT AND EQUIPMENT, NET	34,223	32,262
OTHER ASSETS
Intangibles, net	6,017	7,721
Other	1,343	1,261

TOTAL OTHER ASSETS	7,360	8,982

TOTAL ASSETS	$82,329	$86,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$8,795	$14,070
Accrued compensation	1,070	895
Accrued expenses and other liabilities	2,906	1,306
Short term subordinated debt — related party	5,332	—
Revolving line of credit	—	4,521
Mortgage payable	—	208

TOTAL CURRENT LIABILITIES	18,103	21,000
Lease incentive obligation	1,484	—
Product warranty liability	1,299	1,308

TOTAL LIABILITIES	20,886	22,308

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 90,072,662 and 88,900,588 shares issued and outstanding at December 31, 2008 and 2007, respectively	170,617	165,829
Warrants to acquire common stock	2,731	2,795
Accumulated deficit	(111,905)	(103,966)

TOTAL SHAREHOLDERS’ EQUITY	61,443	64,658

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,329	$86,966

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$93,598	$52,895	$71,250
Cost of sales	67,006	41,495	44,370

GROSS PROFIT	26,592	11,400	26,880
Selling, general and administrative expenses	25,620	21,861	18,603
Amortization of intangibles	1,354	1,504	1,385
Research and development expenses	6,801	7,850	11,797

OPERATING EXPENSES	33,775	31,215	31,785

OPERATING LOSS	(7,183)	(19,815)	(4,905)
Interest income (expense)	(870)	649	(604)
Debt retirement gain/(expense)	—	—	(391)
Equity in earnings of unconsolidated joint venture	295	—	—
Other income/(expense)	(177)	1	(60)

LOSS BEFORE INCOME TAXES	(7,935)	(19,165)	(5,960)
Income tax provision	4	3	3

NET LOSS	(7,939)	(19,168)	(5,963)
Preferred stock dividends	—	—	(843)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,939)	$(19,168)	$(6,806)

NET LOSS PER COMMON SHARE:
BASIC	$(0.09)	$(0.22)	$(0.09)

DILUTED	$(0.09)	$(0.22)	$(0.09)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
BASIC	89,209	87,286	73,988

DILUTED	89,209	87,286	73,988

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In Thousands)

					Warrants	Retained
	Common Stock		Series A	Series B	to acquire	Earnings
	Additional Paid-In-Capital		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2005	27,619	$67,339	$27,232	$10,758	$13,696	$(77,992)	$41,033
Net Loss	—	—	—	—	—	(5,963)	(5,963)
Preferred stock dividends earned	—	—	55	536	—	(591)	—
Intrinsic value of beneficial conversion features in convertible preferred stock	—	252	—	—	—	(252)	—
Conversion of preferred stock into common stock	41,275	38,581	(27,287)	(11,294)	—	—	—
Exercise of warrants into common stock	6,957	13,503	—	—	(10,655)	—	2,848
Conversion of convertible notes into common stock	3,540	7,298	—	—	—	—	7,298
Net proceeds from issuance of common stock and warrants	5,312	19,800	—	—	1,821	—	21,621
Exercise of stock options	1,107	1,672	—	—	—	—	1,672
Employee stock purchase plan issuances	41	173	—	—	—	—	173
Amortization of deferred compensation related to restricted stock awards	—	719	—	—	—	—	719
Restricted stock awards withheld for payment of employee tax liability	140	(316)	—	—	—	—	(316)
Stock-based compensation expense	—	1,229	—	—	—	—	1,229

BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$—	$—	$4,862	$(84,798)	$70,314
Net Loss	—	—	—	—	—	(19,168)	(19,168)
Exercise of warrants into common stock	1,306	4,574	—	—	(2,067)	—	2,507
Net proceeds from issuance of common stock	1,000	6,994	—	—	—	—	6,994
Exercise of stock options	457	1,054	—	—	—	—	1,054
Employee stock purchase plan issuances	32	218	—	—	—	—	218
Amortization of deferred compensation related to restricted stock awards	—	589	—	—	—	—	589
Restricted stock awards withheld for payment of employee tax liability	115	(445)	—	—	—	—	(445)
Stock-based compensation expense	—	2,595	—	—	—	—	2,595

BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$—	$—	$2,795	$(103,966)	64,658
Net Loss	—	—	—	—	—	(7,939)	(7,939)
Exercise of warrants into common stock	50	101	—	—	(64)	—	37

					Warrants	Retained
	Common Stock		Series A	Series B	to acquire	Earnings
	Additional Paid-In-Capital		Preferred	Preferred	Common	(Accumulated
	Shares	Amount	Stock	Stock	Stock	Deficit)	Total
Exercise of stock options	1,012	2,198	—	—	—	—	2,198
Employee stock purchase plan issuances	44	217	—	—	—	—	217
Amortization of deferred compensation related to restricted stock awards	66	745	—	—	—	—	745
Restricted stock awards withheld for payment of employee tax liability	—	(158)	—	—	—	—	(158)
Stock-based compensation expense	—	1,685	—	—	—	—	1,685

BALANCES AT DECEMBER 31, 2008	90,073	$170,617	—	—	$2,731	$(111,905)	$61,443

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net loss	$(7,939)	$(19,168)	$(5,963)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,551	4,512	3,344
Amortization of deferred financing fees	—	—	28
Amortization of debt discount	—	—	1,059
Non-cash stock compensation expense	2,430	3,184	1,948
Gain on disposal of assets	(25)	—	—
Equity in earnings of unconsolidated joint venture	(295)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,417)	669	(1,559)
Inventories	932	(19,361)	(1,455)
Prepaid expenses and other current assets	(201)	(1,139)	81
Other long-term assets	1,090	—	—
Trade accounts payable	(5,275)	9,351	1,673
Product warranty	(9)	—	1,308
Royalty liability	57	(1,505)	1,517
Accrued expenses and other liabilities	1,681	(1,434)	528

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,420)	(24,891)	2,509
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,354)	(1,784)	(4,377)
Investment in unconsolidated joint venture	(507)	—	—
Purchase of product intangibles and product licenses	—	(400)	—
Proceeds from sale of fixed assets	74	—	—

NET CASH USED IN INVESTING ACTIVITIES	(3,787)	(2,184)	(4,377)
FINANCING ACTIVITIES
Repayments of long-term debt	(208)	(394)	(3,103)
Restricted cash for revolving credit agreement	1,250	(1,250)	—
(Repayments)/proceeds from revolving line of credit	(4,521)	4,521	—
Loan origination fees — new revolving line of credit	(272)	—	—
Net proceeds from common stock and warrant offering	—	6,994	21,621
Proceeds from exercise of stock warrants	37	2,507	2,848
Proceeds from subordinated debt — related party	5,000	—	—
Proceeds under stock option and stock purchase plans	1,036	827	1,529

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,322	13,205	22,895

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,885)	(13,870)	21,027
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,948	21,818	791

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,063	$7,948	$21,818

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
     Basis of Presentation: The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully disclosed below, the Company has incurred recurring net losses and the Company’s borrowings on its revolving credit facility have been restricted by the lender. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described below. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
     As a result of the Company’s lack of liquidity, limited capital resources, continued losses and accumulated debt, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation is dependent upon its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. On February 19, 2009, the Company’s lender, GE Capital, restricted the Company’s borrowings under its revolving line of credit. See Note F — Financing Arrangements. The Company’s losses since 2001 have totaled $85,128,000. Based on its operating plan, its existing working capital is not sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements through December 31, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. The Company is evaluating alternatives for cost reduction and as well as certain efficiency and cost containment measures to improve its profitability and cash flow. In addition, the Company is actively seeking additional financing for its operations. Currently, the Company has no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.
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
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate (95% as of December 31, 2008) until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience and new trends are factored into its estimates each quarter as market conditions change. The Company reviewed and revised the estimated percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement in the fourth quarter of 2006 which resulted in a $446,000 increase in the chargeback expense in the fourth quarter of 2006. The Company has used this revised estimate of 95% in 2007 and 2008 and intends to use this estimate on a going forward basis until trends indicate that additional revisions should be made.
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
     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2008, 2007, and 2006, the Company recorded chargeback and rebate expense of $31,330,000, $31,971,000 and $26,295,000, respectively. The allowance for chargebacks and rebates was $9,311,000 and $11,690,000 as of December 31, 2008 and 2007, respectively.

     Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. The Company had previously estimated its sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. In 2008, the Company performed a specific detailed review of returns by product/lot and determined the lag time between product sale and return was longer than it had previously estimated. The gross impact of this adjustment was $761,000 which was partially offset by $418,000 in reduced chargeback liability which specifically relates to this revision in the sales returns reserve estimate. The Company has recorded this change in estimate in the fourth quarter of 2008. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a sales return to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period. For the years ended December 31, 2008, 2007, and 2006 the Company recorded a net provision for product returns of $3,159,000, $610,000 and $3,861,000, respectively. The 2008 provision includes the impact of discontinuing the Company’s multi-dose Td vaccine product ($524,000), a recall associated with a supplier’s syringe in the Company’s Cyanide Antidote Kit product ($440,000), the revision in its lag estimate, increased sales and unfavorable wholesaler product returns experience. The allowance for potential product returns was $2,539,000 and $1,153,000 at December 31, 2008 and 2007, respectively.
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
     For the years ended December 31, 2008, 2007, and 2006, the Company recorded a net expense/(benefit) for doubtful accounts of $17,000, $(8,000), and $(150,000), respectively. The 2008 expense was mainly due to one uncollectible account while the favorable experience in 2007 and 2006 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $22,000 and $5,000, as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had a total of $1,027,000 of past due gross accounts receivable, of which $203,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.
     Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2008, 2007, and 2006, the Company recorded a provision for inventory obsolescence/NRV of $765,000, $1,449,000 and $652,000, respectively. The allowance for inventory obsolescence was $1,179,000 and $1,260,000 as of December 31, 2008 and 2007, respectively. The increase in the 2007 provision and reserve was mainly due to an increased level of ending inventory for certain products that, on average, sell below their carrying value.
     The Company capitalizes inventory costs associated with its products prior to regulatory approval when, based on management judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. The Company assesses the regulatory approval process and where the product stands in relation to that approval process including any known constraints or impediments to approval. The Company considers the shelf life of the product in relation to the product timeline for approval. During the fourth quarter of 2008, the Company expensed $653,000 related to its generic oral Vancomycin capsule finished good inventory as the FDA review was extended resulting in increased uncertainty related to the recoverability of this inventory based on the limited remaining expiry dating of this inventory.
     As of December 31, 2008, the Company had $864,000 in its ending inventory for raw material related to its generic oral Vancomycin capsule product. As noted above, the Company has not yet received FDA approval, however Company management believes that FDA approval is probable and they will be able to fully realize the costs of this raw material inventory upon FDA approval of its generic oral Vancomycin capsule product.
     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 3 years to 18 years. Amortization expense was $1,354,000, $1,504,000, and $1,385,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company regularly assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.
     The amortization expense of acquired intangible assets for each of the following five years will be as follows (in thousands):

For the year ended December 31, 2009	$1,354
For the year ended December 31, 2010	1,354
For the year ended December 31, 2011	1,313
For the year ended December 31, 2012	1,055
For the year ended December 31, 2013	532
     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms. The average estimated service lives of buildings, leasehold improvements, furniture and equipment, and automobiles are approximately 30, 10, 10, and 5 years, respectively. Depreciation expense was $3,197,000, $3,008,000 and $1,959,000 for 2008, 2007, and 2006, respectively.
     Net Loss Per Common Share: Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. However, due to net losses in each of the last three years, the Company had no dilutive stock options, warrants or convertible securities. Anti-dilutive shares excluded from the computation of diluted net loss per share include 5,773,000, 6,909,000 and 5,316,000 for 2008, 2007, and 2006, respectively, related to options, warrants and convertible securities.
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
     Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings approximate fair value because the interest rates are reset periodically to reflect current market rates.

     Stock-Based Compensation: Under SFAS No. 123(R), stock compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123(R). Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of our stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, under SFAS No. 123(R), The Company is required to estimate forfeitures at the time of grant and revise in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, the Company decided to revise its estimate from 10% used in 2006 and 2007 to 13% as an estimated forfeiture rate for 2008.
     Warranty Liability: The product warranty liability relates to a ten year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services (“HHS”) in 2006. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals (“Hameln”), will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.

Note C — Allowance for Customer Deductions
     The activity in various allowance accounts is as follows (in thousands):

	Doubtful Accounts Years Ended			Returns
	December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Balance at beginning of year	$5	$3	$13	$1,153	$2,437	$1,529
Provision (recovery)	17	(8)	(150)	3,159	610	3,861
(Charges) credits	—	10	140	(1,773)	(1,894)	(2,953)

Balance at end of year	$22	$5	$3	$2,539	$1,153	$2,437

	Discounts			Chargebacks and Rebates
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Balance at beginning of year	$357	$236	$244	$11,690	$8,370	$7,634
Provision	1,926	1,306	1,595	31,330	31,971	26,295
Charges	(1,961)	(1,185)	(1,603)	(33,709)	(28,651)	(25,559)

Balance at end of year	$322	$357	$236	$9,311	$11,690	$8,370

Note D — Inventories
     The components of inventories are as follows (in thousands):

	December 31,
	2008	2007
Finished goods	$21,000	$20,804
Work in process	1,802	2,173
Raw materials and supplies	7,361	8,118

	$30,163	$31,095

     The Company maintains an allowance for excess and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. At December 31, 2008, the Company had $864,000 in its ending inventory for raw material related to its generic oral Vancomycin capsule product. The Company has not yet received FDA approval, however it believes that FDA approval is probable and it will be able to fully realize the costs of this inventory upon FDA approval. The activity in this account is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,260	$510	$916
Provision	765	1,449	652
Charges	(846)	(699)	(1,058)

Balance at end of year	$1,179	$1,260	$510

Note E — Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Land	$396	$396
Buildings and leasehold improvements	19,607	18,236
Furniture and equipment	46,297	39,085

	66,300	57,717
Accumulated depreciation	(32,710)	(31,645)

	33,590	26,072
Construction in progress	633	6,190

	$34,223	$32,262

     In December 2008, the Company placed $5,443,000 of construction in progress, which was specific to lyophilization (freeze-dry) operations, into service. There can be no assurance the Company will realize the anticipated benefits from its investment into lyophilization capability and, if not, material impairment charges may be required.
     During 2008, the Company spent $2,263,000 for facility build-out and furniture/equipment along with lessor-paid build-out costs of $1,768,000 for its new leased warehouse facilities in Gurnee, Illinois and office space in Lake Forest, Illinois. In conjunction with the move of the warehousing and office space from its former Buffalo Grove, Illinois facility, the Company removed assets for leasehold improvements, fixtures, and furniture/equipment that had a net book value of $49,000 (gross cost $2,099,000, accumulated depreciation of $2,050,000). Certain items were sold and yielded gross proceeds of $74,000 and the Company recorded a gain of $25,000 as Other Income.
Note F — Financing Arrangements
Mortgage Payable
     In June 1998, the Company entered into a $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC. The principal balance was payable over 10 years, and the final principal/interest payment was made in the second quarter of 2008 to retire this mortgage. The mortgage note bore a fixed interest rate of 7.375% and was secured by the real property located in Decatur, Illinois.
Credit Facility
     On October 7, 2003, a group of investors (the “Investors”) purchased all of the Company’s then outstanding senior bank debt from The Northern Trust Company, a balance of $37,731,000, at a discount and exchanged such debt with the Company (the “Exchange Transaction”) for (i) 257,172 shares of Series A 6.0% Participating Convertible Preferred Stock (“Series A Preferred Stock”) (see Note G — “Preferred Stock and Common Stock”), (ii) subordinated promissory notes in the aggregate principal amount of $2,767,139 (the “2003 Subordinated Notes”), (iii) warrants to purchase an aggregate of 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share (“Series A Warrants”), and (iv) $5,473,862 in cash. On March 20, 2006 the Company retired the 2003 Subordinated Notes with a cash payment of $3,288,000 which included the original $2,767,000 principal balance plus the accrued interest up to the date of payment. The Company also issued to the holders of the 2003 Subordinated Notes warrants to purchase an aggregate of 276,714 shares of common stock with an exercise price of $1.10 per share. All outstanding warrants as described above were exercised prior to their October 7, 2006 expiration date.
     Simultaneously with the consummation of the Exchange Transaction, the Company entered into a credit agreement with Bank of America National Association (“Bank of America”) providing the Company with a revolving line of credit (the “Credit Facility”) secured by substantially all of the assets of the Company. The Credit Facility contained certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA and certain other ratios. Because the Credit Facility also required the Company to maintain its deposit accounts with Bank of America, the existence of these subjective covenants, pursuant to EITF Abstract No. 95-22, required that the Company classify outstanding borrowings under the Credit Facility as a current liability. The Credit Facility had a weighted average interest rate of 5.84% during 2008. There was a $0 balance on the Credit Facility at December 31, 2008 and a $4,521,000 balance at December 31, 2007.

     On November 2, 2007, an Amendment to Credit Agreement with Bank of America was made effective which, among other things, increased the revolving commitment amount from $10,000,000 to $15,000,000 under the Credit Facility, required a $1,250,000 restricted cash balance, and amended certain covenants of the parties set forth in the Credit Facility.
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
     The Company expensed certain previously capitalized product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, the Company was not in compliance with its Credit Facility covenants and the Company requested and received an amendment from Bank of America dated May 9, 2008 which adjusted the EBITDA covenant calculation to exclude these additional research and development expense items. The Company repaid its revolving line of credit with Bank of America at the end of December 2008. The Credit Facility expired on January 1, 2009.
     On January 7, 2009, the Company entered into a Credit Agreement (the “GE Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”). Pursuant to the GE Credit Agreement, among other things, the Lenders have agreed to extend loans to the Company under a revolving credit facility (including a letter of credit subfacility) up to an aggregate principal amount of $25,000,000 (the “GE Credit Facility”). At the Company’s election, borrowings under the GE Credit Facility bears interest at a rate equal to either: (i) the Base Rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranges between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranges between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, the Company shall pay interest equal to an additional 2.0% per annum. The GE Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants include fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, the Company’s obligations under the GE Credit Agreement may be accelerated upon the occurrence of an event of default under the GE Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default. The GE Credit Facility shall terminate, and all amounts outstanding thereunder shall be due and payable, on January 7, 2013, or on an earlier date as specified in the GE Credit Agreement. In 2008, the Company capitalized $272,000 of loan origination fees and costs in association with the GE Credit Facility.
     Also on January 7, 2009, in connection with the GE Credit Agreement, the Company entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”) by and among the Company, GE Capital, as agent for the Lenders and each other secured party thereunder. Pursuant to the Guaranty and Security Agreement, the Company has granted a security interest to GE Capital in the collateral described in the Guaranty and Security Agreement as security for the GE Credit Facility. The Company’s obligations are secured by substantially all of its assets, excluding its ownership interest in Akorn-Strides, LLC and in certain licenses and other property in which assignments are prohibited by confidential provisions.
     In connection with the GE Credit Agreement, on January 7, 2009, the Company also entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing by the Company, in favor of GE Capital, relating to the real property owned by the Company located in Decatur, IL. The Mortgages grant a security interest in the 2 parcels of real property to GE Capital, as security for the GE Credit Facility.
     Also on January 7, 2009, in connection with the GE Credit Agreement, the Company entered into a Subordination Agreement by and among The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the Company and GE Capital, as agent for the Lenders. Pursuant to the Subordination Agreement, the Kapoor Trust and the Company have agreed that its debt pursuant to the Subordinated Promissory Note dated as of July 28, 2008, in the principal amount of $5,000,000 (“Subordinated Debt”) payable to the Kapoor Trust is subordinated to the GE Credit Facility, except that so long as there is no event of default outstanding under the GE

Credit Agreement, the Company may repay the Subordinated Debt in full so long as such repayment occurs on or before July 28, 2009.
     On February 19, 2009, GE Capital informed the Company that it was applying a reserve against availability which effectively restricts the Company’s borrowings under the GE Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised that it was applying this reserve due to concerns about financial performance, including the Company’s prospective compliance with the EBITDA covenant in the GE Credit Agreement for the quarter that will end March 31, 2009.
     As a result of the Company’s lack of liquidity, limited capital resources, continued operating losses and accumulated debt, there is substantial doubt as to the Company’s ability to continue as a going concern (see Note A above).
Subordinated Note Payable
     On July 28, 2008, the Company borrowed the Subordinated Debt from the Kapoor Trust, the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note in the principal amount of $5,000,000. The note accrues interest at a rate of 15% per year and is due and payable on July 28, 2009 subject to the GE Credit Agreement. The proceeds from this note were used in conjunction with the amended MBL Distribution Agreement that was negotiated with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”), which resulted in favorable pricing and reduced purchase commitments for the Company (see also Note M — Commitments and Contingencies).
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
Note G — Preferred Stock and Common Stock
Series A Preferred Stock
     In connection with the Exchange Transaction as discussed in Note F — “Financing Arrangements”, the Company issued 257,172 shares of Series A Preferred Stock. Prior to conversion, the Series A Preferred Stock accrued dividends at a rate of 6.0% per annum, which rate was fully cumulative, accrued daily and compounded quarterly. While the dividends could be paid in cash at the Company’s option, such dividends were deferred and added to the Series A Preferred Stock balance. The Company also issued Series A Warrants to purchase 8,572,400 shares of the Company’s common stock with an exercise price of $1.00 per share. All Series A Warrants were exercised as of December 31, 2006. Holders of Series A Preferred Stock had full voting rights, with each holder entitled to a number of votes equal to the number of shares of common stock into which its shares could be converted. All shares of Series A Preferred Stock had liquidation rights in preference over junior securities, including the common stock, and had certain anti-dilution protections. The Series A Preferred Stock and unpaid dividends were convertible at any time into a number of shares of common stock equal to the quotient obtained by dividing (x) $100 per share plus any accrued but unpaid dividends on that share by (y) $0.75, as such numbers could be adjusted from time to time pursuant to the terms of the Company’s Restated Articles of Incorporation. Until the Company’s shareholders approved certain provisions regarding the Series A Preferred Stock, which occurred in July 2004, the Series A Preferred Stock had a mandatory redeemable feature in October 2011.

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
Series B Preferred Stock
     On August 23, 2004, the Company issued an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, that was convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (“the “Series B Warrants”). There were 455,556 Series B Warrants outstanding as of December 31, 2008 and 2007. The net proceeds to the Company after payment of investment banker fees and expenses and other transaction costs of approximately $1,056,000 were approximately $13,044,000.
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
     The Company is authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. The Company continues to seek capital for the growth of its business, however it does not have any plans to issue any additional preferred stock.
Common Stock
     On March 8, 2006 the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remain outstanding as of December 31, 2008. The aggregate offering price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
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

Note H — Leasing Arrangements
     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $1,675,000, $1,573,000 and $1,361,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
     Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term. Rent escalations are recorded on a straight-line basis over the lease term. The Company’s main operating leases covering its Lake Forest and Gurnee facilities have original terms of ten years, with the lease covering the Lake Forest facility containing a five-year renewal at the option of the Company.
     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating and capital leases (in thousands):

Year ending December, 31
2009	1,755
2010	1,758
2011	1,771
2012	1,312
2013	1,224
2014 and thereafter	5,466

Total	$13,286

Note I — Stock Options, Employee Stock Purchase Plan and Restricted Stock
     Under the 1988 Incentive Compensation Program (the “Incentive Program”) which expired November 2, 2003, officers and employees of the Company were eligible to receive options as designated by the Company’s Board of Directors. The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”), which replaced the Incentive Program, was approved by the Company’s Board of Directors on November 6, 2003 and approved by its stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options have been granted and 611,000 remain outstanding as of December 31, 2008. On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides the Company with the ability to grant other types of equity awards to eligible participants besides stock options. Commencing May 27, 2005, all new awards have been granted under the Amended 2003 Plan. The aggregate number of shares of the Company’s common stock that may be issued pursuant to awards granted under the Amended 2003 Plan is 5,000,000. Under the Amended 2003 Plan, 3,593,000 options have been granted to employees and directors and 3,073,000 remain outstanding as of December 31, 2008. Options granted under the Incentive Program, the 2003 Stock Option Plan, and the Amended 2003 Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and generally vest over a period of three years and expire within a period of five years.
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
     Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2008, 2007, and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company has calculated its available APIC pool of net excess benefits using the alternative transition method as defined in FASB 123R-3.

     Stock option compensation expense of $1,685,000, $2,595,000 and $1,229,000 was recognized during the years ended December 31, 2008, 2007 and 2006, respectively. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.
     Under SFAS 123(R) the fair value of stock options granted is determined using the Black-Scholes model. The Company’s expected volatility was based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, SFAS 123(R) requires an estimate of forfeitures at the time of grant and revision in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, the Company decided to revise its estimated forfeiture rate from 10% used in 2006 and 2007 to 13% as an estimated forfeiture rate for 2008. The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2008	2007	2006
Expected Volatility	43% - 69%	43% - 47%	45% - 62%
Expected Life (in years)	4.0	3.6 - 4.0	3.5 - 3.7
Risk-free interest rate	2.2% - 3.2%	3.8% - 4.8%	4.6% - 5.0%
Dividend yield	—	—	—
Fair value per stock option	$1.66	$2.51	$1.89
     A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2008, 2007 and 2006 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2006	3,706	$2.54
Granted	1,037	4.71
Exercised	(1,300)	2.06
Forfeited	(288)	3.91

Outstanding at December 31, 2006	3,155	3.22
Granted	2,268	6.34
Exercised	(457)	2.31
Forfeited	(247)	5.61

Outstanding at December 31, 2007	4,719	4.69
Granted	289	3.92
Exercised	(1,012)	2.17
Forfeited	(313)	6.11

Outstanding at December 31, 2008	3,684	5.20	2.56	$43,500

Exercisable at December 31, 2008	2,179	4.85	2.11	$6,000

     The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised was $1,155,000, $2,066,000 and $3,917,000 for the years ended December 31, 2008, 2007, and 2006, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $2,198,000, $1,054,000 and $1,672,000 during the years ended December 31, 2008, 2007, and 2006, respectively.
     As of December 31, 2008, the total amount of unrecognized compensation cost related to nonvested stock options was $2,360,000 which is expected to be recognized as expense over a weighted-average period of 1.2 years.
     The Akorn, Inc. Employee Stock Purchase Plan (the “Plan”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of

1,000,000 shares of the Company’s common stock may be acquired under the terms of the Plan. New shares issued under the Plan approximated 44,000 in 2008, 32,000 in 2007 and 42,000 in 2006.
     The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. On April 20, 2006, the Company granted 350,000 shares of restricted stock to certain officers. The market value was $5.05 per share on that date and the Company recorded $1,767,500 as deferred compensation expense. The shares fully vest on April 20, 2009. The Company granted restricted stock awards valued at $367,000 during the first quarter of 2008. No restricted stock awards were granted during the remainder of 2008.
     In total, the Company recognized compensation expense of $745,000, $589,000 and $719,000 during the years ended December 31, 2008, 2007, and 2006, respectively, related to outstanding restricted stock awards.
     The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Nonvested at January 1, 2006	208	$2.61
Granted	350	5.05
Vested	(206)	2.61
Canceled	(2)	2.61

Nonvested at December 31, 2006	350	5.05
Granted	—	—
Vested	(175)	5.05
Canceled	—	—

Nonvested at December 31, 2007	175	5.05
Granted	50	7.34
Vested	(100)	5.34
Canceled	—	—

Nonvested at December 31, 2008	125	$5.74

Note J — Income Taxes
     The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2008
Federal	$—	$—	$—
State	4	—	4

	$4	$—	$4

Year ended December 31, 2007
Federal	$—	$—	$—
State	3	—	3

	$3	$—	$3

Year ended December 31, 2006
Federal	3	—	3

State	$3	$—	$3

     Income tax expense (benefit) differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Computed “expected” tax expense (benefit)	$(2,699)	$(6,517)	$(2,027)
Change in income taxes resulting from:
State income taxes, net of federal income tax	(383)	(924)	(287)
Other permanent differences	76	(691)	(543)
Valuation allowance change	3,010	8,135	2,860

Income tax expense (benefit)	$4	$3	$3

     Net deferred income taxes at December 31, 2008 and 2007 include (in thousands):

	December 31,	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carry forward	$25,345	$23,295
Other accrued expenses	421	284
Intangible assets	447	548
Other items, net	6,935	5,432

Total deferred tax assets	33,148	29,559

Deferred tax liabilities:
Property, plant and equipment, net	(1,811)	(1,232)

Net deferred tax asset	31,337	28,327

Valuation allowance	(31,337)	(28,327)

Net deferred taxes	$—	$—

     The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined the amount of the net deferred income tax assets that are more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the net deferred income tax assets to zero. The Company has net operating loss carry forwards of approximately $67 million expiring from 2021 through 2028.
     On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN No. 48), which prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in a tax return. The first step involves the determination of whether it is more likely than not (greater than 50% likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The cumulative effect of applying FIN No. 48 was to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. The adoption of FIN No. 48 by the Company on January 1, 2007 had no impact on the Company’s opening balance of its accumulated deficit.
Note K — Retirement Plan
     All employees who have attained the age of 21 are eligible for participation in the Company’s 401(k) Plan. The plan-related expense for the years ended December 31, 2008, 2007, and 2006, totaled $428,000, $466,000, and $344,000, respectively. The employer’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.
Note L — Segment Information
     During the fiscal year ended December 31, 2006 and for the nine months ended September 30, 2007, the Company had three reporting segments. The Company’s reportable segments are based upon internal financial reports that disaggregate certain operating information. The Company’s chief operating decision maker, as defined in SFAS No. 131, is its chief executive officer, or CEO. Effective March 29, 2009, the Company’s Chief Financial Officer (“CFO”) was appointed its interim CEO, and as such, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information. In September 2007, the Company introduced its adult Tetanus-Diphtheria (“Td”) vaccine. This product, as well as other similar products the Company introduced since and plans to introduce, will be evaluated separately from its other reportable segments. As such, the Company created a new reportable segment called biologics and vaccines as of the fourth quarter of 2007. Accordingly, the Company has modified its method of operating and evaluating its business units and, as a result, the Company modified its business reporting from three identifiable reporting segments to four segments in accordance with SFAS 131. This had no impact on prior year segment classifications.
     The Company classifies its operations into four business segments, ophthalmic, hospital drugs and injectables, biologics and vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs and injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. This segment was previously classified as the injectable segment, however the Company recently changed the classification to reflect that an increasing amount of pharmaceuticals delivered by the Company to hospitals are drugs other than injectable pharmaceuticals. The new classification reflects that the segment includes both drugs and injectable pharmaceuticals. The biologics & vaccines segment (a new business segment launched in September 2007) markets adult Td vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.
     Selected financial information by industry segment is presented below (in thousands):

	Years ended December 31,
	2008	2007	2006
REVENUES
Ophthalmic	$20,447	$18,545	$19,528
Hospital Drugs & Injectables	19,627	19,475	42,489
Biologics & Vaccines	44,602	7,522	—
Contract Services	8,922	7,353	9,233

Total revenues	$93,598	$52,895	$71,250

GROSS PROFIT
Ophthalmic	$5,752	$3,784	$6,069
Hospital Drugs and Injectables	5,049	4,991	18,114
Biologics & Vaccines	13,210	745	—
Contract Services	2,581	1,880	2,697

Total gross profit	26,592	11,400	26,880
Operating expenses	33,775	31,215	31,785

Operating loss	(7,183)	(19,815)	(4,905)
Interest, debt retirement gain/(expense) and other income (expense)	(752)	650	(1,055)

Loss before income taxes	$(7,935)	$(19,165)	$(5,960)

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
     The FDA conducted another inspection of the Decatur facility from July 23, 2007 to August 17, 2007. The FDA investigators identified a number of observations representing potential violations of the cGMP regulations. The Company submitted comprehensive responses to these observations on September 28, 2007. Subsequently, the Company was notified by the FDA on December 20, 2007, all cGMP issues had been satisfactorily resolved resulting in removal of the Warning Letter’s potential restrictions on new product approvals; approval of the lyophilization and filling operations of the Decatur facility; and approval of the site transfer for manufacture of IC Green to the Decatur facility. Since then, the Company has received FDA approval of several Abbreviated New Drug Applications (“ANDAs”) and New Drug Applications (“NDAs”) for manufacture of product at the Decatur facility.
     (ii) On October 8, 2003, the Company, pursuant to the terms of the Letter Agreement dated September 26, 2002 between the Company and AEG Partners LLC (“AEG”), terminated AEG. On August 2 and 3, 2004, the Company and AEG participated in a mandatory and binding arbitration hearing. The arbitrator took the matter under submission and rendered his decision dated August 19, 2004, which was received on August 23, 2004. The arbitrator’s decision directed the following: (1) payment to AEG for the sum of $300,000, plus interest of 5% per annum from October 7, 2003 (approximately $13,479), (2) issuance of warrants to AEG to purchase 1,250,000 shares of our common stock at an exercise price of $0.75 per share, and (3) denial of AEG’s request that the Company pay AEG’s attorneys’ fees and costs. As a result of the arbitrator’s decision, the Company reported a one-time net gain of approximately $295,000 in the third quarter of 2004. It was determined none of the anti-dilution provisions in our outstanding securities were triggered by the issuance of the AEG Warrants. All AEG warrants were exercised as of December 31, 2008.
     (iii) The Company has an outstanding product warranty reserve which relates to a ten year expiration guarantee on DTPA sold to HHS in 2006. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
     (iv) In July 2008, the Company and MBL amended their Exclusive Distribution Agreement dated as of March 22, 2007 (the “MBL Distribution Agreement”) to: (i) allow the Company to destroy its remaining inventory of Td vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Td vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the aggregate purchase price of the Single-dose Product during the first year of the MBL Distribution Agreement by approximately 14.4%; (iii) reduce the Company’s purchase commitment for the second year of the MBL Distribution Agreement by approximately 34.7%; and (iv) reduce the Company’s purchase commitment for the third year of the MBL Distribution Agreement by approximately 39.5%.
     The Company was unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to its strategic partner, MBL, by February 27, 2009 under its MBL Distribution Agreement. While the Company made a partial payment of $1,000,000 to MBL on March 13, 2009, it would have also been unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, the company entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which it agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010. In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, the Company is obligated to provide MBL with a standby letter of credit by April 12, 2009 to secure its obligation to pay amounts due to MBL, and the Company will be released from its obligation to further purchase Td vaccine products from MBL upon providing MBL with such letter of credit. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement provided that the Company complies with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement. The Company anticipates that Dr. John Kapoor, the Chairman of the Company’s board of directors and one of its principal shareholders, will provide the standby letter of credit to MBL pursuant to the MBL Letter Agreement. If for any reason the Company is unable to provide the standby letter of credit to MBL by April 12, 2009 or if the Company is unable to make any payment under the MBL Letter Agreement when due and MBL is unable to draw on the standby letter of credit, the Company would be in breach of the MBL Letter Agreement. The Company expects that Dr. Kapoor will be compensated in an amount to be determined for providing the standby letter of credit.
     (v) The Company is a party in other legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
     (vi) The Company has entered into multi-year inventory supply agreements with estimated purchase commitments as listed in the table below (in thousands):

For the year ended December 31, 2009	$6,750
For the year ended December 31, 2010	1,000
For the year ended December 31, 2011	1,000
For the year ended December 31, 2012	1,000
For the year ended December 31, 2013	1,000
2014 and beyond	2,000
     The Company’s purchase commitment levels are subject to revision pursuant to the MBL Distribution Agreement and the MBL Letter Agreement discussed above.
     (vii) The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.
     Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments. The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events. Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement. None of the contingent milestone payments or minimum royalty payments is individually material to the Company. These costs, when realized, will be reported as part of research and development expense or as a component of cost of sales in the Company’s Consolidated Statement of Operations.
     The table below summarizes contingent potential milestone payments and minimum royalty payments to strategic partners for the years 2009 and beyond assuming all such contingencies occur (in thousands):

For the year ended December 31, 2009	$1,550
For the year ended December 31, 2010	850
For the year ended December 31, 2011	200
     (viii) Arthur S. Przybyl ceased to be President and Chief Executive Officer of the Company on January 29, 2009. Mr. Przybyl's Executive Employment Agreement dated April 24, 2006, which was filed with the SEC as Exhibit 10.1 to Akorn, Inc.'s report on Form 8-K filed April 28, 2006, requires the Company to pay severance under the circumstances specified in the Executive Employment Agreement. The Company has not resolved severance issues with Mr. Przybyl as of the date of this filing and therefore any potential amounts due under this agreement cannot be reasonably estimated.

Note N — Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,
	2008	2007	2006
Leasehold improvements funded by lessor	$1,768	$—	$—
Assets acquired through capital lease	85	—	—
Interest and taxes paid:
Interest	$633	$72	$593
Income taxes	4	5	2
Note: In March 2006, $7,298 in principal and interest related to convertible notes was retired by conversion to the common stock of Akorn, Inc.
Note O — Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company’s carrying values approximate the fair values of its financial assets and liabilities as of December 31, 2008 and the adoption of SFAS 157 did not have a material impact on its consolidated financial statements and note disclosures.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value, which are currently not required to be measured at fair value. Under SFAS 159, an entity may, at specified election dates, choose to measure items at fair value on an instrument-by-instrument basis. Entities would be required to report a cumulative adjustment to retained earnings for unrealized gains and losses at the adoption date, and to recognize changes in fair value in earnings for any items for which the fair value option has been elected. SFAS 159 was effective January 1, 2008, and it did not impact the Company’s financial statements upon adoption or as of December 31, 2008. The Company did not choose to measure any financial instruments at fair value as permitted under the statement.
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

Note P — Business Alliances
     On April 21, 2004, the Company announced the signing of a memo of understanding with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India. As a result of negotiations following the execution of the memo of understanding, on September 22, 2004, the Company entered into agreements with Strides for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for the U.S. hospital and retail markets. The joint venture operates in the form of a Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides will be responsible for developing, manufacturing and supplying products under an OEM Agreement between it and the Joint Venture Company. The Company will be responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. Strides and Akorn each own 50% of the Joint Venture Company with equal management representation. The Company is accounting for the Joint Venture Company earnings/losses on the equity method of accounting in accordance with its 50% ownership interest.
     The Joint Venture Company launched its first commercialized product in the third quarter of 2008. Operating results of the Joint Venture Company for the twelve months ended December 31, 2008 included revenue of $2,024,000, gross profit of $1,872,000 and net income of $589,000. The Company’s 50% share of the Joint Venture Company net income, $295,000, is reflected as equity in earnings of unconsolidated joint venture on the Company’s statement of operations and statement of cash flows. There was minimal financial impact associated with the Joint Venture Company operations in 2007 and 2006.
     On November 16, 2004, the Company entered into an agreement with Hameln, a private German pharmaceuticals company, to license and supply to the Company two Orphan Drug NDA’s: Calcium-DTPA and Zinc-DTPA. The two drugs were approved on August 11, 2004 by the FDA, and are indicated as antidotes for the treatment of radioactive poisoning. Sales for the two drugs commenced in the fourth quarter of 2004. Under the agreement, Hameln provides the Company an exclusive license for an initial term of five years with automatic successive two-year extensions. The Company paid a one-time 1,550,000 Euro ($2,095,000) license fee, which is reflected as an intangible asset being amortized over a seven year period. The Company is responsible for marketing and distributing both drugs in the U.S. and Canada. The Company pays Hameln the greater of 50% of its gross revenues or a minimum transfer price for the product. Hameln is responsible for the manufacturing of both drugs for the Company. The Company is responsible for the payment of any annual FDA establishment fees and for the cost of any post approval studies.
     On March 22, 2007, the Company entered into the MBL Distribution Agreement with MBL for distribution of Td vaccines. MBL manufactures the Td vaccine products and the Company markets and distributes the Td vaccine products on an exclusive basis in the United States and Puerto Rico. The Company’s revenues from these Td vaccine products were $38,222,000 and $7,522,000, in 2008 and 2007, respectively.
Note Q — Customer and Supplier Concentration
     In 2008 the Company’s major sales were through three large wholesale drug distributors which account for a large portion of the Company’s gross sales, revenues and accounts receivable across all business segments except contract services. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. The percentage impact that these customers had on the Company’s business as of and for the years ended as indicated is listed below. In 2006 the Company sold $25,464,000 of its radiation DTPA antidote products in its hospital drugs and injectables segment to HHS which represented 36% of its revenues in 2006.

	2008			2007			2006
			Gross			Gross			Gross
	Gross	Net	Accts	Gross	Net	Accts.	Gross	Net	Accts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable	Sales	Revenue	Receivable
Amerisource	16%	12%	7%	22%	17%	36%	13%	9%	12%
Cardinal	23%	19%	41%	25%	21%	25%	19%	13%	24%
McKesson	10%	14%	6%	20%	15%	8%	18%	11%	17%
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
     In 2008 and 2007 purchases from MBL represented 62% and 64% of the Company’s purchases, respectively, while in 2006 purchases from Hameln represented approximately 13% of the Company’s purchases. In 2008 and 2007, MBL was the Company’s sole supplier of Td vaccine for its vaccine segment and in 2006 Hameln was the Company’s sole supplier of DTPA for its hospital drugs & injectables segment. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company’s ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Note R — Related Party Transaction
     Dr. Subhash Kapre is a member of the Company’s board of directors and is the Executive Director of Serum. The Company is a party to several product development agreements with Serum related to oncology and vaccine products. In 2006, the Company issued 1,000,000 shares of its common stock in a private placement with Serum and the net proceeds to the Company were approximately $3,543,000. In 2007, the Company issued 1,000,000 shares of its common stock in a private placement with Serum and the net proceeds to the Company were approximately $6,994,000. There were no equity transactions with Serum in 2008 (See Note G - Common Stock).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and the CFO have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting
     Company management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, Company management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.
Attestation Report of the Registered Public Accounting Firm
     The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears above.
Changes in Internal Control Over Financial Reporting
     In the fourth quarter ended December 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Material Agreement Amendment
On March 27, 2009 we entered into a letter agreement (“MBL Letter Agreement”) with the Massachusetts Biological Laboratories of the University of Massachusetts (“MBL”), which, among other things, amends our Exclusive Distribution Agreement dated March 22, 2007 (the “MBL Distribution Agreement”) with MBL for distribution of Td vaccines. Pursuant to the MBL Letter Agreement, we agreed to pay MBL $5,750,000 previously due for Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement. Our payments are payable according to a periodic payment schedule through June 30, 2010.
In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we are obligated to provide MBL with a standby letter of credit by April 12, 2009 to secure our obligation to pay amounts due to MBL, and we will be released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such letter of credit. Further, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement provided that we comply with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.
We anticipate that Dr. John Kapoor, the Chairman of our board of directors and one of our principal shareholders, will provide the standby letter of credit to MBL pursuant to the MBL Letter Agreement. If for any reason we are unable to provide the standby letter of credit to MBL by April 12, 2009 or if we are unable to make any payment under the MBL Letter Agreement when due and MBL is unable to draw on the standby letter of credit, we would be in breach of the MBL Letter Agreement. We expect that Dr. Kapoor will be compensated in an amount to be determined for providing the standby letter of credit.
See Item 1A. Risk Factors — “Our lack of liquidity has caused us to be unable to make payments when due under our Exclusive Distribution Agreement with Massachusetts Biologic Laboratories” for more information.
Appointment of Interim Chief Executive Officer
On March 29, 2009, our board of directors appointed Jeffrey A. Whitnell, our current Sr. Vice President, Chief Financial Officer, Secretary and Treasurer, as our interim Chief Executive Officer. Mr. Whitnell will also continue to serve as our Sr. Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Whitnell’s appointment is effective March 29, 2009.
Mr. Whitnell, age 53, has served as our Vice President, Finance and CFO since June 2004. He was further appointed Secretary and Treasurer in August 2004 and was promoted to Senior Vice President in November 2004. Before joining us, Mr. Whitnell served as Vice President of Finance and Treasurer with Ovation Pharmaceuticals, a specialty pharmaceutical company. Prior to joining Ovation Pharmaceuticals in June 2002, Mr. Whitnell worked for MediChem Life Sciences, which he joined in April 1997, and where he held various senior financial management positions.
Mr. Whitnell’s appointment will continue until such time as a permanent Chief Executive Officer is qualified and appointed and does not alter any other terms of Mr. Whitnell’s employment, including compensation.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Code of Ethics
Our board of directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and persons performing similar functions. Our Code of Ethics is available on our website at www.akorn.com.
Remaining information required under this Item 10 is incorporated by reference to the sections entitled “I — Proposals — Proposal 1 — Elections of Directors”, “II — Corporate Governance and Related Matters” and “IV — Executive Compensation and Other Information” in the definitive proxy statement for the 2009 annual meeting.
Item 11. Executive Compensation.
Incorporated by reference to the sections entitled “II — Corporate Governance and Related Matters — Director Compensation” and “IV — Executive Compensation and Other Information” in the definitive proxy statement for the 2009 annual meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to the section entitled “III — Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2009 annual meeting.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Incorporated by reference to the section entitled “II — Corporate Governance and Related Matters — Certain Relationships and Related Transactions” in the definitive proxy statement for the 2009 annual meeting.
Item 14. Principal Accounting Fees and Services.
Incorporated by reference to the section entitled “I — Proposals — Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2009 annual meeting.

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

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

3.2	Amended and Restated By-laws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005 (Commission file No. 333-119168).

3.3	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006 (Commission file No. 001-32360).

3.4	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006 (Commission file No. 001-32360).

3.5	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

4.1	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.2	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.3	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.4	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.5	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.6	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.7	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.7 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.8	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd., incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

Exhibit No.	Description
4.9	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.10	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

4.11	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

4.12	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn, Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004 (Commission file No. 000-13976).

4.13	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

4.14	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

4.15	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

4.16	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006 incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

4.17	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

4.18	Securities Purchase Agreement dated November 14, 2007, between Akorn, Inc. and Serum Institute of India Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on November 20, 2007.

10.1†	Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.2†	1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.3	Letter of Commitment to Akorn, Inc. from John. N. Kapoor dated April 17, 2001, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on April 25, 2001 (Commission file No. 000-13976).

10.4	Convertible Bridge Loan and Warrant Agreement dated as of July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.5	The Tranche A Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.6	The Tranche B Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.7	Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.8	Allonge to Revolving Note ($2 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.14 to Akorn, Inc.’s Registration Statement on Form S-1

Exhibit No.	Description
filed on September 21, 2004 (Commission file No. 333-119168).

10.9	Allonge to Revolving Note ($3 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.15 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.10	First Amendment to Convertible Bridge Loan and Warrant Agreement dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.16 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.11	Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002 (Commission file No. 000-13976).

10.12	Mutual Termination and Settlement Agreements by and between Akorn, Inc. and The Johns Hopkins University/Applied Physics Laboratory dated. July 3, 2002, incorporated by reference to Exhibit 10.23 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on October 7, 2002 (Commission file No. 000-13976).

10.13	Second Amendment to Convertible Bridge Loan and Warrant Agreement dated August 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.19 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.14	Amendment to Engagement Letter by and among Akorn, Inc. and AEG Partners LLC dated as of November 21, 2002 incorporated by reference to Exhibit 10.40 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003 (Commission file No. 000-13976).

10.15	Third Amendment to Convertible Bridge Loan and Warrant Agreement dated December 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.16†	Indemnification Agreement dated May 15, 2003 by and between Akorn, Inc. and Arthur S. Przybyl, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003 (Commission file No. 000-13976).

10.17	Form of Indemnity Agreement dated October 7, 2003 between Akorn, Inc. and each of its directors, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.18	Form of Fourth Amendment to Convertible Bridge Loan and Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.19	Limited Waiver Letter dated October 7, 2003 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.34 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.20	Form of Acknowledgment of Subordination dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.6 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.21	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., Bank of America and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.8 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.22†	Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.23†	Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file

Exhibit No.	Description
No. 000-13976).

10.24†	Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.25†	Offer letter dated June 1, 2004 from Akorn, Inc. to Jeffrey A. Whitnell, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2004, filed March 31, 2005 (Commission file No. 001-32360).

10.26	Engagement Letter dated August 5, 2004 between Leerink Swann & Company and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.27	Waiver and Consent dated August 23, 2004, among Bank of America National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.28	Consent and Agreement of Holders of Series A 6.0% Participating Convertible Preferred Stock of Akorn, Inc. dated as of August 17, 2004, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.29	The AEG Stock Purchase Warrant, dated August 31, 2004, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on September 9, 2004 (Commission file No. 000-13976).

10.30	Limited Liability Company Agreement dated September 22, 2004 between Akorn, Inc. and Strides Arcolab Limited, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.31	OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.32	Sales and Marketing Agreement dated September 22, 2004 between Akorn, Inc. and Akorn-Strides, LLC, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.33	Promissory Note dated September 22, 2004 executed by Akorn-Strides, LLC for the benefit of Akorn, Inc., incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.34	Capital Contribution Agreement dated September 22, 2004 executed by Strides Arcolab Limited for the benefit of Akorn-Strides, LLC, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.35	Waiver Letter dated September 28, 2004 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 30, 2004 (Commission file No. 000-13976).

10.36	First Amendment to Credit Agreement dated August 13, 2004 among Akorn, Inc., Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and Bank of America National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s Report on Form 10-Q for the period ended June 30, 2004, filed on August 13, 2004 (Commission file No. 000-13976).

10.37	License and Supply Agreement November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on November 17, 2004 (Commission file No. 000-13976).

10.38†	Offer letter dated November 15, 2004, from Akorn, Inc. to Jeffrey A. Whitnell, for position of Senior Vice President incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 001-32360).

10.39†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan incorporated by reference to Exhibit 10.59 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 000-13976).

Exhibit No.	Description
10.40†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s Registration Statement on Form S-1 filed May 10, 2005.

10.41	Note Repayment Agreement dated May 16, 2005, by and between NeoPharm, Inc. and Akorn, Inc. incorporated by reference to Exhibit 10.63 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005 (Commission file No. 333-119168).

10.42	Solicitation/Contract/Order for Commercial Items issued by the HHS to Akorn, Inc. on December 30, 2005.

10.43†	Executive Employment Agreement dated April 24, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.44†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.45†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Jeffrey A. Whitnell incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.46	Akorn, Inc. Director Compensation Agreement dated October 26, 2006, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 9, 2006 (Commission file No. 001-32360).

10.47Ω	Development and Exclusive Distribution Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.48Ω	Development Funding Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.49	First Amendment to OEM Agreement dated December 8, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.50	Second Amendment to OEM Agreement dated December 31, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.3 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.51Ω	Third Amendment to OEM Agreement dated October 26, 2005 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.4 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.52	Fourth Amendment to OEM Agreement dated February 1, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.5 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.53Ω	Fifth Amendment to OEM Agreement dated November 28, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.54	Office Lease dated December 21, 2006, between Akorn, Inc. and Duke Realty Limited Partnership incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 28, 2006 (Commission file No. 001-32360).

Exhibit No.	Description
10.55	Amendment to Credit Agreement dated March 5, 2007 between Akorn, Inc., Bank of America, the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed March 6, 2006 (Commission file No. 001-32360).

10.56	Addendum 1 to License and Supply Agreement dated November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.74 to Akorn, Inc.’s report on Form 10-K filed March 16, 2007 (Commission file No. 001-32360).

10.57Ω	Exclusive Distribution Agreement dated March 22, 2007 between Akorn, Inc. and the University of Massachusetts, as represented by the Massachusetts Biological Laboratories incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 30, 2007.

10.58†Ω	2007 Management Bonus Objectives incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 23, 2007.

10.59	Industrial Building Lease dated October 23, 2007 between Akorn, Inc. and CV II Gurnee LLC incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed October 29, 2007.

10.60Ω	Exclusive Memorandum of Understanding dated October 24, 2007 between Serum Institute of India Ltd. and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 30, 2007.

10.61	First Amendment to Sales and Marketing Agreement dated September 28, 2007, by and among Akorn-Strides, LLC, and Akorn, Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.62	Sixth Amendment to OEM Agreement dated September 28, 2007 between Akorn-Strides, LLC and Strides Arcolab Limited, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.63Ω	Binding Term Sheet dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 11, 2008.

10.64Ω	Amendment to Exclusive Distribution Agreement dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

10.65	Mutual Release dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

10.66	Subordinated Promissory Note dated July 28, 2008, issued by Akorn, Inc. to The John N. Kapoor Trust Dated September 20, 1989, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.67	Subordination and Intercreditor Agreement dated July 28, 2008, by and among Akorn, Inc., The John N. Kapoor Trust Dated September 20, 1989, LaSalle Bank National Association, as administrative agent for all senior lenders party to the senior credit agreement, and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.68Ω	Second Amendment to Exclusive Distribution Agreement dated July 30, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.9 to Akorn, Inc.’s report on Form 10-Q filed August 8, 2008.

10.69Ω	Third Amendment to Exclusive Distribution Agreement dated August 1, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.10 to Akorn, Inc.’s report on Form 10-Q filed August 8, 2008.

Exhibit No.	Description
10.70	Commitment Letter dated November 2, 2008, by and between Akorn, Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on November 5, 2008.

10.71	Credit Agreement dated January 7, 2009, by and between Akorn, Inc., Akorn (New Jersey), Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on January 9, 2009.

10.72*Ω	Letter Agreement dated March 27, 2009 between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School.

21.1	Subsidiaries of Akorn, Inc., incorporated by reference to Exhibit 21.1 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004 (Commission file No. 333-119168).

23.1*	Consent of Independent Registered Public Accountant

23.2*	Consent of Independent Registered Public Accountant

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.
By:	JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Interim Chief Executive Officer

Date: March 29, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. WHITNELL Jeffrey A. Whitnell	Interim Chief Executive Officer	March 29, 2009

/s/ JEFFREY A. WHITNELL Jeffrey A. Whitnell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2009

/s/ DR. JOHN KAPOOR Dr. John Kapoor	Director, Board Chairman	March 29, 2009

/s/ JERRY N. ELLIS Jerry N. Ellis	Director	March 29, 2009

/s/ JERRY TREPPEL Jerry Treppel	Director	March 29, 2009

/s/ RONALD M. JOHNSON Ronald M. Johnson	Director	March 29, 2009

/s/ DR. SUBHASH KAPRE Dr. Subhash Kapre	Director	March 29, 2009

/s/ RANDALL WALL Randall Wall	Director	March 29, 2009