Form 10-K/A
period 2008-12-31
AKORN INC
filed 2009-04-30
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
Amendment No. 1

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
(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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
The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 24, 2009 was 90,229,618.
Documents incorporated by reference: None

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Akorn, Inc.’s (“we,” “us,” “our,” “the Company,” or “Akorn”) Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “Original Filing”).
This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K requires the information in the above referenced items be included in the Form 10-K filing or incorporated by reference from our definitive Proxy Statement if such statement is filed no later than 120 days after our last fiscal year end. We do not expect to file a definitive Proxy Statement containing the above referenced items within such 120-day period and therefore Part III information is filed hereby as an amendment to our Original Filing.
In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for our 2009 Annual Meeting has been deleted and (ii) the information with respect to the number of outstanding shares of common stock has been updated. The Company is also updating its list of exhibits in Item 15 of this report to include current exhibits, including the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required to be filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the updated exhibit list, no other changes have been made to the Original Filing.

FORM 10-K/A TABLE OF CONTENTS

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
     Our current directors are listed below. The following table and narrative description sets forth the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors. Unless otherwise indicated, each director has been engaged in the principal occupation or occupations described below for more than the past five years.

Name	Age	Director Since	Present Position with Akorn

John N. Kapoor, Ph.D.	65	1990	Chairman of the Board
Jerry N. Ellis[1,2,3]	71	2001	Director
Ronald M. Johnson[1,2,3]	63	2003	Director
Jerry I. Treppel[1,2,3]	55	2003	Director
Subhash V. Kapre, Ph.D.	61	2007	Director
Randall J. Wall	62	2007	Director

1	Member of the Audit Committee. Mr. Ellis is Chair of that committee.

2	Member of the Compensation Committee. Mr. Johnson is Chair of that committee.

3	Member of the Nominating and Corporate Governance Committee. Mr. Treppel is Chair of that committee.
     John N. Kapoor, Ph.D. Dr. Kapoor has served as the Chairman of our Board since October 1990. Dr. Kapoor served as our interim Chief Executive Officer from March 2001 to May 2002 and as our Chief Executive Officer from May 2002 to December 2002. Dr. Kapoor is the President of EJ Financial Enterprises, Inc. (a health care consulting and investment company). Dr. Kapoor is the chairman of the board of directors of NeoPharm, Inc. (a biopharmaceutical company) and serves on the board of directors of Introgen Therapeutics, Inc. (a biopharmaceutical company). Under agreements between us and the John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. John N. Kapoor, our Chairman of the Board, the Kapoor Trust is entitled to designate one individual to be nominated and recommended by our Board for election as a director. Dr. Kapoor was designated by the Kapoor Trust for this purpose prior to our 2008 annual meeting.
     Jerry I. Treppel. Mr. Treppel was appointed as a director by our Board in November 2003. Mr. Treppel has been the managing member of Wheaten Capital Management LLC, a capital management company focusing on investment in the health care sector, since March 2003. Over the past 16 years, Mr. Treppel was an equity research analyst focusing on the specialty pharmaceuticals and generic drug sectors at several investment banking firms, including Banc of America Securities, Warburg Dillon Read LLC (now UBS), and Kidder, Peabody & Co. He previously served as a healthcare services analyst at various firms, including Merrill Lynch & Co. He also held administrative positions in the healthcare services industry early in his career. Mr. Treppel holds a BA in Biology from Rutgers College in New Brunswick, N.J., an MHA in Health Administration from Washington University in St. Louis, Mo., and an MBA in Finance from New York University. Mr. Treppel has been a Chartered Financial Analyst (CFA) since 1988.
     Jerry N. Ellis. Mr. Ellis has served as a director since 2001. Mr. Ellis was an adjunct professor in the Department of Accounting at The University of Iowa from 2001 to 2006. Mr. Ellis was a consultant to Arthur Andersen, LLP from 1994 to 2000 and a partner at Arthur Andersen in the Dallas, Madrid and Chicago offices from 1973 to 1994. Mr. Ellis was a director of Sciele Pharma, Inc. (a distributor of pharmaceuticals formerly known as First Horizon Pharmaceutical Corporation) from October 2000 to October 2008, and is a member of the Board of Trustees of William Penn University in Oskaloosa, Iowa. Mr. Ellis holds a BBA in Economics and an MBA from the University of Iowa.
     Ronald M. Johnson. Mr. Johnson was appointed a director by the Board in May 2003. Mr. Johnson was Executive Vice President of The Lewin Group, a subsidiary of Quintiles Transnational, Inc., which provides consulting services to pharmaceutical, medical device, biologic and biotechnology industries in their efforts to meet the United States Food and Drug Administration (“FDA”) regulatory requirements. Before joining the Lewin Group on July 31, 2006, Mr. Johnson had been Executive Vice President of Quintiles Consulting since 1997. Mr. Johnson also spent 30 years with the FDA, holding various senior level positions primarily in the compliance and enforcement areas. Since retiring from The Lewin Group in September 2007, Mr. Johnson provides consulting services to the pharmaceutical, biologics and medical device industries on FDA regulatory requirements.
     Randall J. Wall. Mr. Wall has served as a director since 2007. Mr. Wall has served as the Chief Executive Officer and a director of Biomers Products, LLC, a company engaged in the development of novel polymer composite products for biomedical applications, since August 2006. From September 2004 to September 2005, Mr. Wall was the President and Chief Executive Officer of Genetics & IVF Institute, Inc., a fully integrated, specialized provider of infertility treatment and genetic services. Before joining Genetics & IVF Institute, Inc., Mr. Wall was the President of RS Enterprises, Inc., a company assisting startup businesses produce comprehensive business plans, and develop sales, market strategies and financial objectives. Mr. Wall has 30 years of experience with companies such as Bristol-Myers Squibb Company, International Medications Systems, Limited, Cima Labs, Inc. and Cell Separation Technologies, LLC.
     Subhash V. Kapre, Ph.D. Dr. Kapre has served as a director since 2007. Dr. Kapre has been the Executive Director of the Serum Institute of India, Ltd. (“Serum”) since 1992. Serum is a producer of certain vaccines, including the Measles and DTP group of vaccines. Pursuant to a Securities Purchase Agreement dated September 13, 2006, between us and Serum, we agreed to submit the name of a designated representative of Serum to our Nominating and Corporate Governance Committee for consideration as a member of our Board. Dr. Kapre was designated as Serum’s representative prior to our 2008 annual meeting.
     There is no family relationship among any of the directors or executive officers of the Company.
Executive Officers
     The following table identifies our current executive officers, the positions they hold, and the year in which they became an officer. Our officers are elected by the Board to hold office until their successors are elected and qualified.

			Year Became
Name	Position	Age	Officer

Jeffrey A. Whitnell	Interim Chief Executive Officer (“CEO”), Senior Vice President, Chief Financial Officer (“CFO”), Secretary and Treasurer	53	2004
Abu S. Alam, Ph.D.	Senior Vice President, New Business and Product Development	63	2004
John R. Sabat	Senior Vice President, Sales, Marketing, and National Accounts	60	2004
Mark Silverberg	Senior Vice President, Global Quality Assurance and Regulatory Compliance	55	2006
     Jeffrey A. Whitnell. Mr. Whitnell was appointed as our Interim CEO on March 29, 2009 and has served as our Vice President, Finance and CFO since June 2004. He was further appointed Secretary and Treasurer in August 2004 and was promoted to Senior Vice President in November 2004. Before joining us, Mr. Whitnell served as Vice President of Finance and Treasurer with Ovation Pharmaceuticals, a specialty pharmaceutical company. Prior to joining Ovation Pharmaceuticals in June 2002, Mr. Whitnell worked for MediChem Life Sciences, which he joined in April 1997, and where he held various senior financial management positions.
     Abu S. Alam, Ph.D. Dr. Alam has served as our Senior Vice President, New Business and Product Development since November 2004. Dr. Alam joined us in 1996 as Vice President, Technical Services and was promoted to Vice President, Research and Development in 1997.
     John R Sabat. Mr. Sabat has served as our Senior Vice President, National Accounts since October 2004. He joined us in June 2003 as Vice President, National Accounts. Prior to joining us, he served as Vice President, Sales and Marketing with Major Pharmaceuticals, a division of Apotex Inc., and a manufacturer and worldwide distributor of proprietary, multi-source prescription and over-the-counter pharmaceuticals.
     Mark M. Silverberg. Mr. Silverberg has served as our Senior Vice President, Global Quality Assurance since May 2006. He joined us in April 2005 as Vice President, Global Compliance. Prior to joining us, he served as Director of Division Quality for the Diagnostics Division of Abbott Laboratories.

     Following a meeting of our Board of Directors held January 29, 2009, two members of the Board of Directors met that same day with Mr. Arthur S. Przybyl, our former President and Chief Executive Officer. Mr. Przybyl ceased performing duties as President and Chief Executive Officer effective that same day. On February 25, 2009, Mr. Przybyl resigned his position as a director of Akorn, Inc. Mr. Przybyl had served as our CEO since February 2003 and as a director since his appointment by our Board in November 2003.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires our officers, directors, and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and furnish copies of such reports to us. Based solely on our review of the copies of such forms and amendments thereto furnished to us and on written representations from our officers, directors, and any person whom we understand owns more than 10% of our common stock, we found that during 2008, Jerry I. Treppel, one of our directors, failed to timely file one Form 4 report with the SEC to report two transactions and changes in beneficial ownership. All such transactions have since been reported on Form 4 reports.
Code of Ethics
     Our Board has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Ethics with respect to any such persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K. A copy of the Code of Ethics can be obtained at our website. Our website address is http://www.akorn.com. In addition, our Board has adopted a general code of ethics that applies to all our employees and directors.
     Our Audit Committee has adopted a whistleblower policy in compliance with Section 806 of the Sarbanes-Oxley Act. The whistleblower policy allows employees to confidentially submit a good faith complaint regarding accounting or audit matters to the Audit Committee and management without fear of dismissal or retaliation. This policy was distributed to all our employees for signature and signed copies are on file in our Human Resources Department.
Audit Committee
     The Audit Committee of our Board oversees our corporate accounting and financial reporting process and audits of our financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by Akorn regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews and approves related party transactions; reviews the financial statements to be included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q; and discusses with management and the independent auditors the results of the annual audit and the results of the reviews of our quarterly financial statements. The Audit Committee met eight times during the 2008 fiscal year. A current copy of the Audit Committee Charter, which has been adopted and approved by the Board, is available on our website at http://www.akorn.com.
     The Board has reviewed NASDAQ’s definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent under the listing standards of NASDAQ. The Board has determined that Mr. Ellis qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Ellis’ level of knowledge and experience based on a number of factors, including his formal education, his past experience as a partner with Arthur Andersen LLP, and his past experience as a director of Sciele Pharma, Inc. (a distributor of pharmaceuticals formerly known as First Horizon Pharmaceutical Corporation).

Procedures by which Stockholders may Nominate Directors
     There have been no material changes in the procedures by which stockholders may nominate directors since our last definitive Proxy Statement.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis addresses the objectives, principles and features of our executive compensation programs, as well as a summary of compensation decisions we made for our executive officers and other senior leaders.
Compensation Philosophy and Objectives.
We are an entrepreneurial specialty pharmaceutical company operating in an extremely competitive environment that requires our business and compensation philosophy to be flexible and adaptive. With respect to our CEO, CFO, and our three other most highly compensated executive officers (the “Named Executive Officers”), this philosophy has evolved over a number of years as our operations, business and finances have developed and changed.
The Compensation Committee has maintained a structured approach to compensation for our Named Executive Officers. With the periodic assistance of executive compensation consultants, the Committee has focused on identifying the appropriate mix and alignment of compensation in order to further our strategic objectives and the interests of our shareholders.
In late 2005 through early 2006 we retained a consultant to assist in structuring our CEO’s employment arrangements and help us set his long-term compensation. Our Board and shareholders approved expanded equity instrument alternatives under our Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”). In April 2005 we made our first grants of restricted stock under that plan. Finally, we instituted formal management-by-objectives (MBO) annual performance awards for all of our Named Executive Officers, while retaining the flexibility to reward achievements going beyond specific pre-identified objectives based on unforeseen circumstances. In 2007 we continued the formal MBO annual performance awards for our Named Executive Officers, although in late 2007, on the recommendation of our CEO, we decided not to award annual bonuses due to our financial performance in 2007.
In 2008, the Compensation Committee again retained an executive compensation consultant, Watson Wyatt, to review our compensation practices for the Named Executive Officers. The Compensation Committee, through an interview process of other compensation consultants, selected Watson Wyatt. This consultant determined, as had the earlier ones, that our cash compensation packages, inclusive of base salaries and annual bonuses, were below median for our peers in the market place and that a long term equity incentive program should be implemented. Watson Wyatt provides periodic reports to the Compensation Committee as well as to our Board. The Board and the Compensation Committee have had discussions regarding the consultant’s development of a framework for the long-term incentive program which would provide equity awards under the Amended 2003 Plan to the Named Executive Officers and certain other officers based on the attainment of company and individual objectives over rolling three-year periods. Watson Wyatt was also engaged to develop a retention program for our senior managers. The Compensation Committee has decided to postpone further decisions regarding the long-term incentive and other potential retention programs until a complete financial review of the Company has been completed. In the past, when consultants have recommended longer-term programs, the Board has used the recommendations as a framework for making compensation incentive awards, but has not adopted a formal plan of any kind. Because of our need to remain flexible and entrepreneurial we would not expect to change this type of approach.
In early 2009, we again decided not to award bonuses based on the financial performance in 2008. The 2009 MBO’s will be determined after a complete financial review of the Company has been completed.
We seek to attract and retain results-oriented, overachieving executives who can lead the company to sustained growth and profitability. Our overall compensation packages to our Named Executive Officers reward them for attaining our corporate financial and growth objectives and incent them to maintain and expand our prospects for new product development and earnings growth. At the same time, we provide benefits that provide security for the Named Executive Officers and their families.

The Compensation Committee believes executive compensation policies should assure that executives are provided incentives and compensated in a way that advances both the short and long term interests of shareholders while also assuring that we are able to attract and retain executive management talent. Specifically, the Compensation Committee’s objective is the establishment of executive compensation strategies that:
•	Assure executive compensation is based upon performance in the achievement of pre-determined financial and business objectives,

•	Provide equity-based compensation incentives to meld the financial interests of executive officers with those of shareholders and

•	Provide incentives that promote executive retention.
     Our Compensation Committee is composed exclusively of independent directors and meets regularly both with and without management. From time to time the Compensation Committee retains outside advisors chosen by the Compensation Committee, and works with management and such advisors and receives and reviews their recommendations regarding executive compensation as it deems appropriate. However, the Compensation Committee often seeks the input of other Board members, including Dr. Kapoor, who has deep experience in ownership and management of pharmaceutical companies.
     The Compensation Committee annually sets Named Executive Officer base salaries, fixes annual incentive compensation pay for performance objectives, based on both individual and company goals, makes actual awards of annual incentive compensation based on attainment of these goals and other factors the Compensation Committee deems appropriate, and considers awards of long-term equity compensation. In the case of our former CEO, the Compensation Committee and the Board added specific long-term incentive compensation commitments and protections in the event of termination without cause and termination related to a change of control to his employment agreement.
     With respect to CEO and CFO compensation, we evaluate the compensation mix provided by our peers, as well as the other factors set forth in the Compensation Committee’s charter, although we are not contemplating any changes in the compensation of our current Interim CEO at this time. Because of our unique specialty pharmaceutical business plan and the lack of a single direct competitor across all market segments, it is difficult to formulate an appropriate peer group. Many companies included in any peer group will include companies both significantly larger and somewhat smaller than us. Nonetheless, in structuring the CEO’s compensation for 2007 and employment agreement, the Compensation Committee relied upon information regarding practices at the following companies: Abgenix, Adolor, Alpharma, APP Pharmaceuticals, Inc. (formerly American Pharmaceutical Partners), Bausch & Lomb, Conceptus, CV Therapeutics, Gene Logic, Hospira, I-Flow, ISTA Pharmaceuticals, KV Pharmaceutical Company, Meridian Bioscience, Neogen, Neurogen, Noven Pharmaceuticals, OraSure Technologies, Orchid Cellmark and Theragenics.
In reviewing compensation practices with respect to compensation for the Named Executive Officers, with the assistance of the executive compensation consultant retained in 2008, the list of competitors was revised and updated to include firms such as Auxilium Pharmaceuticals Inc., Bradley Pharmaceuticals Inc., Caraco Pharmaceutical, Conceptus Inc., Medicines Co., Sciele Pharma, Inc. and ViroPharma Inc. Several of the companies identified in the 2007 study were also retained in the comparative pool.
     Components of Compensation. The following are the key components of compensation for our Named Executive Officers. Overall, these components are designed to provide the types of incentives to our employees required for an entrepreneurial growth company like us:
•	base salary,

•	performance-based annual bonus, which may be paid in cash, stock units, shares of stock or a combination of these,

•	periodic grants of long-term stock-based compensation, such as stock options, restricted stock units, performance shares and/or restricted stock, which may be subject to performance-based and/or time-based vesting requirements, and

•	benefits.

          Base Salary. In setting the CEO and CFO’s base salaries, we attempt to be competitive based on analysis of peer group and other information. In 2005 we granted 5% increases in base salary to both the CEO and CFO, in 2006 we granted additional increases after review with an independent consultant, and in 2007, we granted further increases which we believed were competitive and appropriate. Our former CEO’s employment agreement required an increase from $400,000 to $440,000 if the company became profitable in 2006. Although we did not become profitable in 2006, based on the improvement in our business and various performance parameters, we granted that increase. Mr. Whitnell’s salary for 2007 was increased from $250,000 to $275,000 per year. In January 2009, our former CEO’s salary was increased to $477,000 and Mr. Whitnell’s was increased to $298,000.
     In setting the base salaries of our Named Executive Officers other than the CEO and CFO, we look primarily to research by our Vice President of Human Resources and, as discussed, our retained executive consultant. Part of the VPHR’s job, on a company-wide basis, is to evaluate compensation levels and composition and fashion competitive pay packages. He also works closely with the CEO in planning for acquisition and retention of employees. Based on his research and the recommendations of the CEO we fix these salaries at rates that we believe are generally competitive, but are not at the high-end of our competition.
     On the recommendation of our former CEO, we did not increase the salaries of any of our Named Executive Officers for 2008 due to our financial performance in 2007. In January 2009, although our financial performance in 2008 did not fully meet expectations, given the base salary freeze the year before, for retention purposes, we awarded base salary increases of 8.5% to each of the other Named Executive Officers.
     Annual Incentive Compensation.
     In 2006 and 2007 we structured specific annual incentive compensation pay based upon performance objectives for both our CEO and CFO. After the Board reviewed the strategic plan and budget for the year, the Compensation Committee set annual incentive compensation targets designed to induce achievement of that plan and budget. We set objectives for our CEO and CFO that could have resulted in the CEO and CFO receiving bonuses of 75% and 45% of their respective base compensation if all objectives were fully achieved, with additional 25% and 15% opportunities for “stretch” bonuses, respectively. The CEO’s employment agreement provided for annual bonus opportunities equal to at least 75% of his base salary, with “stretch” bonus opportunities for an additional 25%. Also, in 2006 and 2007, we approved specific objectives and target percentages of compensation for the Named Executive Officers other than the CEO and CFO, based on the CEO’s recommendation and our review of the appropriate objectives for these individuals.
     Annual cash bonus incentive awards were earned in 2006 by Mr. Przybyl and Mr. Whitnell based on Executive Bonus Agreements dated April 27, 2006, between us and Mr. Przybyl and Mr. Whitnell, respectively. Mr. Przybyl received a bonus equal to $221,614, pursuant to his Executive Bonus Agreement. Mr. Whitnell received a bonus equal to $64,355, pursuant to his Executive Bonus Agreement. Mr. Przybyl and Mr. Whitnell were also awarded additional cash bonuses for reasons not reflected in their Executive Bonus Agreements, resulting from developments not contemplated or foreseen at the time those agreements were entered into. These discretionary bonuses were in the amounts of $33,386 to Mr. Przybyl and of $31,270 to Mr. Whitnell, in recognition of their contributions towards attainment of the following special achievements during 2006: (a) the significant number of strategic alliances formed by us, which far exceeded the number expected and proposed; (b) a substantial increase in our market capitalization; and (c) the conversion of our Series A Preferred Stock and Series B Preferred Stock into common stock.
     Pursuant to our 2007 annual MBO program for our former CEO, Mr. Przybyl was eligible to receive a one-time cash bonus equal to the sum of up to $330,000, which equals 75% of his annual base compensation, if he achieved all of the performance measurements described below. In addition, he was eligible to receive up to $110,000 (stretch bonus), which equals 25% of his annual base compensation, if all of the performance measurements were met and the EBITDA (earnings before interest, taxes, depreciation and amortization) measurement was overachieved by specified amounts. Mr. Przybyl’s performance measurements included achieving specific objectives for (i) sales, (ii) earnings per share, (iii) EBITDA, (iv) our first vaccine product, (v) Vancomycin oral capsule product, (vi) a completed specific type of capital offering, and (vii) resolution of the FDA warning letter with respect to our Decatur manufacturing facility.
     Pursuant to our 2007 annual MBO program for Mr. Whitnell, he was eligible to receive a one-time cash bonus equal to the sum of up to $123,750, which equals 45% of his annual base compensation, if he achieved all of the performance measurements. In addition, he was eligible to receive up to $41,250, which equals 15% of his annual base compensation, if all of the performance measurements were met and the EBITDA measurement was overachieved by specified amounts. Mr. Whitnell had the same sales, earnings for share, EBITDA and capital offering performance measurements as Mr. Przybyl, and (i) achievement of a specified gross margin (exclusive of vaccine), (ii) NASDAQ listing of our common stock, and (iii) material compliance with Section 404 of the Sarbanes-Oxley Act with no material weaknesses or significant deficiencies in our internal controls over financial reporting.
     For 2007, the objectives for Dr. Alam, and Messrs. Sabat and Silverberg all included the same sales, earnings per share and EBITDA performance measurements. However, the remainder of their measurements related more specifically to attainment of personal objectives. Dr. Alam’s included the company entering into new business development agreements and completing human clinical trials of two drugs; Mr. Sabat’s included entering into Group Purchasing Organization contracts for certain drugs, meeting a minimum vaccine sales target, and reducing days of inventory at wholesalers; and Mr. Silverberg’s included commercialization of one of our products, IC-Green, through our Decatur manufacturing facility, a successful drug master file for a particular product, and a successful initial exhibit batch for the first Serum drug product.
     However, with respect to awards of annual incentive compensation for 2006 and 2007, after the end of each of these years, we determined that the MBO formulas did not correctly reflect unanticipated events. With respect to 2007, on February 8, 2008, upon the recommendation of the former CEO, the Compensation Committee resolved not to pay any cash bonuses to our Named Executive Officers due to our financial performance in 2007. With respect to 2005 and 2006, the awards for partial achievement of the indicated performance measurements were not sufficient to recognize unanticipated achievements that provided tangible benefits to us during the year in question and we amplified the otherwise required awards.
     Objectives for 2008 for the Named Executive Officers were developed in a manner consistent with the structured approach employed in 2006 and 2007. Mr. Przybyl’s objectives included specific targets for sales, EBIT and EBITDA, the launch of a new product, oral Vancomycin capsules, and the achievement of certain revenue targets for the product, the launch of our first NDA product, AktenTM, and the achievement of certain revenue targets for the product, the purchase of our radiation antidote product, DTPA, by various federal agencies at certain revenue levels and the raising of capital or debt to ensure adequate cash reserves for the company. His potential bonus payout as a percentage of base salary remained unchanged from the previous year.
     Mr. Whitnell’s 2008 objectives included the same revenue, EBIT and EBITDA targets as Mr. Przybyl’s objectives. In addition his bonus was predicated on the company’s achievement of a base business gross margin target, the establishment of a new commercial banking relationship, continued compliance with SOX 404 with no material control weaknesses or significant deficiencies and the raising of capital or debt to ensure adequate cash reserves for the company. His potential bonus payout as a percentage of base salary remained unchanged from the previous year.
     Likewise, objectives were established for the remaining Named Executive Officers. Each officer was assigned the same revenue, EBIT and EBITDA targets as the CEO and CFO. In addition, Dr. Alam was tasked with completing new business development agreements with specified global partners, completing certain clinical trials for new products in development, coordinating the launch of oral Vancomycin capsules and AktenTM and achieving specified revenue levels for our contract manufacturing business.
     Mr. Silverberg was tasked with assisting a major global partner in achieving FDA PAI/cGMP compliance with regard to certain high potential products in development, obtaining regulatory approval for a new products and enabling their market launches, achieving full commissioning for parts of our lyophilization system at our Decatur plant and successfully passing any and all FDA on-site inspections at our two manufacturing sites.
     Mr. Sabat was tasked with overseeing the successful launch and achievement of specified revenue levels for oral Vancomycin, the sale of a specified number of doses of our multi-dose TD vaccine, the purchase of our radiation antidote product, DTPA, by various federal agencies at certain revenue levels and the reduction of wholesaler inventories to specified levels.
     In November, 2008, upon FDA approval of our first-ever NDA product, AktenTM, at the recommendation of the former CEO, Dr. Alam, who had been instrumental in the development and regulatory approval of the product, was granted a discretionary award of $50,000 and 50,000 non-qualified stock options. In early 2009, after it reviewed our overall performance the previous year, and because insufficient progress had been made in achieving the overall revenue, EBIT and EBITDA goals and the other objectives of the Named Executive Officers, the Compensation Committee determined that bonuses would not be paid for 2008.
          Long-Term Incentive Compensation. As a company focused on growth we believe it is essential to provide our Named Executive Officers with significant long-term incentive compensation that aligns their interests with those of our shareholders. This is especially important because we do not provide any significant retirement benefits to our Named Executive Officers.

Therefore, for their future financial well-being, they are expected to look to our long-term success, and this is beneficial for our shareholders.
     In 2006, we structured specific arrangements in our former CEO’s employment agreement calling for equity compensation designed to provide the CEO with opportunities for equity ownership of up to 2.5% of our outstanding stock, which is an objective in line with the equity ownership of CEOs in our peer group. Such a significant equity ownership potential gave the CEO an incentive to increase the value of our stock. We have provided similar, but lesser equity compensation awards, to the CFO in recognition of his efforts on behalf of the company and to provide appropriate incentives to him as well. Other Named Executive Officers receive equity compensation based primarily on recommendations by the CEO. On January 1, 2007 we awarded stock options to our former CEO as required by his employment agreement, and to each of the other Named Executive Officers.
     In 2008 we retained the consulting firm of Watson Wyatt to advise us regarding appropriate long-term compensation planning for our Named Executive Officers and we anticipate that we will continue to work with that firm to develop a more formal program for their long-term compensation. That firm was one of three identified by management for review by the Compensation Committee and management, and ultimate selection by the Compensation Committee. As noted, the Board is considering adopting a long-term incentive program in 2009 for the Named Executive Officers.
          Benefits.
          Post-Termination Payments. Our employment agreement with our former CEO, Mr. Przybyl, provided for post-termination benefits under the circumstances specified therein These included, in the event of termination without cause or certain terminations by the CEO for “good reason,” accelerated vesting of equity compensation awards, and multiples of base salary and past bonus compensation. These are increased in the event such a termination occurs after a change in control. See “Former Chief Executive Officer,” below.
          Company-Wide Benefits. Executive officers receive other standard benefits, including medical, disability and life insurance and, in certain instances, a car allowance. All employees who have attained the age of 21 are eligible for participation in our 401(k) Plan. The company’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.
          ESPP. The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of our common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price.
          Perquisites. We provide limited perquisites to our Named Executive Officers in amounts we believe are appropriate. Our former CEO was provided with certain of his perquisites under the terms of his employment agreement. See “Summary Compensation Table,” and “Former Chief Executive Officer,” below.
     Other Considerations.
          Tax Considerations. It has been and continues to be our intent that all non-equity incentive payments be deductible unless maintaining such deductibility would undermine our ability to meet our primary compensation objectives or is otherwise not in our best interest. At this time, essentially all compensation (except certain equity incentives) paid to the Named Executive Officers is deductible under Section 162(m) of the Internal Revenue Code. We also regularly analyze the tax effects of various forms of compensation and the potential for excise taxes to be imposed on the executive officers which might have the effect of frustrating the purposes of such compensation.
          Accounting Treatment Considerations. We are especially attuned to the impact of FAS 123R with respect to the grant and vesting of equity compensation awards. Prior to the granting of such awards, we analyze the short and longer-term effects of any particular award on our budget for the year of grant and anticipated financial impact in future years. This information is taken into account in determining the type and vesting parameters for equity-based compensation awards.
     Timing of Equity Grants and Equity Grant Practices. The Compensation Committee makes grants of equity compensation to all of the Named Executive Officers and any other executives that are required to file reports under Section 16 of the Exchange Act. However, with regard to other equity compensation awards, it has delegated authority to the Vice President, Human Resources, with the understanding that he will consult and be directed by the CEO with respect to such grants. All awards are made based on the closing price of our stock on the date of the award.
     The timing of certain awards to the former CEO were specifically outlined in his employment agreement. Otherwise, generally, awards are made in the first quarter of each year to our Named Executive Officers as well as other employees based upon the recommendations of the CEO in consultation with the Vice President, Human Resources. In addition, awards are made to new employees at the time of their joining the company, and to employees who are promoted during the year. The timing of such awards depends on those specific circumstances and is not tied to any other particular company event, anticipated events or announcements.
Compensation Committee Report
     The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities Section 18 of the Exchange Act, except to the extent that Akorn specifically incorporates by reference all or part of a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.
     The Compensation Committee of Akorn has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2008. Based on its review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in Akorn, Inc.’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008.
     This report is submitted by the Compensation Committee, consisting of:
     Ronald M. Johnson, Chair
     Jerry I. Treppel
     Jerry N. Ellis
Executive Compensation Tables
     The following table includes information concerning compensation paid to or earned by Akorn’s Named Executive Officers for the years ended December 31, 2008, 2007 and 2006.
SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Name and principal position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d) (1)	(e) (2)	(f) (3)	(g)	(h)	(i) (4)	(j)
Current Executive Officers
Jeffrey A. Whitnell,	2008	275,000	-0-	126,250	164,893			151,720	717,863
Senior Vice President, Finance	2007	275,000	-0-	168,333	259,247			26,496	729,076
and Chief Financial Officer	2006	250,000	95,625	182,583	184,807			33,277	746,292

Abu S. Alam, Ph.D.,	2008	213,675	50,000	-0-	42,670			22,325	328,670
Senior Vice President,	2007	213,675	-0-	-0-	45,350			22,225	281,250
New Business Development	2006	192,471	49,534	13,500	17,555			40,285	313,345

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Name and principal position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d) (1)	(e) (2)	(f) (3)	(g)	(h)	(i) (4)	(j)
John R. Sabat,	2008	213,675	-0-	-0-	41,084			19,970	274,729
Senior Vice President, Sales,	2007	213,675	-0-	-0-	44,935			23,093	281,703
Marketing & National Accounts	2006	192.471	81,939	13,500	18,734			25,967	332,611

Mark M. Silverberg, Senior Vice	2008	236,500	-0-	-0-	58,173			24,274	318,947
President, Global Quality Assurance	2007	236,500	-0-	-0-	68,717			26,039	331,256
& Regulatory Compliance	2006	201,096	32,250	-0-	54,697			25,805	313,848

Former Executive Officer
Arthur S. Przybyl	2008	440,000	-0-	315,625	494,800			68,005	1,318,430
Chief Executive Officer and	2007	440,000	-0-	420,833	739,676			41,259	1,641,768
President	2006	400,000	255,000	458,958	421,306			71,140	1,606,404

(1)	The amounts shown in this column are the annual cash bonus incentive awards earned in the applicable year and paid to the Named Executive Officers in the following year. No cash bonuses were earned in 2007 or 2008, except for Dr. Alam’s bonus related to the FDA approval of AktenTM. The annual cash bonus incentive awards earned in 2006 by Mr. Przybyl and Mr. Whitnell were based on Executive Bonus Agreements dated April 27, 2006, between us and Mr. Przybyl and Mr. Whitnell, respectively. Mr. Przybyl received a bonus equal to $221,614, pursuant to his Executive Bonus Agreement. Mr. Whitnell received a bonus equal to $64,355, pursuant to his Executive Bonus Agreement. Mr. Przybyl and Mr. Whitnell were also awarded additional cash bonuses for reasons not reflected in their Executive Bonus Agreements, resulting from developments not contemplated or foreseen at the time those agreements were entered into. These discretionary bonuses were in the amounts of $33,386 to Mr. Przybyl and of $31,270 to Mr. Whitnell, in recognition of their contributions towards attainment of the following special achievements during 2006: (a) the significant number of strategic alliances formed by us, which far exceeded the number expected and proposed; (b) a substantial increase in our market capitalization; and (c) the conversion of our Series A Preferred and Series B Preferred Stock into common stock.

(2)	This column shows the amount we have expensed during the applicable year under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123R”) for all outstanding restricted stock awards. These amounts were determined by multiplying the number of restricted shares granted by the closing price of our common stock on the date of grant, allocated over the vesting period of the award. They include awards granted in prior fiscal years vesting in the stated fiscal year. Additional information regarding these awards is included in the notes to the “Grants of Plan-Based Awards” and “Outstanding Equity Awards” tables.

(3)	This column shows the amount we have expensed under FAS 123R during the applicable year, excluding an estimate of forfeitures related to service-based vesting conditions, for all outstanding stock option awards and includes compensation cost recognized in the financial statements with respect to awards granted in previous fiscal years and in the applicable year. These amounts were determined as of the options’ grant dates using a Black-Scholes option valuation model. The assumptions used were the same as those reflected in Note I to our consolidated financial statements for the year ended December 31, 2008.

(4)	The amounts reported in this column represent the dollar amount for each Named Executive Officer for perquisites and other personal benefits, tax reimbursements, our matching contributions to the Akorn 401(k) savings plan, insurance premiums, and other benefits as follows:

								Group
			Financial		Disability	Tax		Term Life	Health
		Car	Planning	Spouse	Insurance	Gross-	401(k)	Insurance	Insurance	All
		Allowance	Services	Travel	Premium	Up	Match	Premium	Premium	Other	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k) (1)	(l)
Arthur S. Przybyl	2008	10,000	-0-	26,682	1,760	17,730	7,750	756	2,652	675	68,005
	2007	10,000	-0-	10,618	1,760	7,716	7,750	756	2,199	460	41,259
	2006	10,000	6,750	22,599	1,760	19,392	7,500	540	2,149	450	71,140

Jeffrey A. Whitnell	2008	6,000	-0-	6,613	1,804	51,380	7,750	756	2,989	74,428	151,830
	2007	6,000	-0-	3,841	1,804	3,519	7,750	756	2,366	460	26,496
	2006	6,000	6,750	1,524	1,804	6,282	7,490	828	2,149	450	33,277

Abu S. Alam	2008	6,000	-0-	663	1,990	1,522	7,750	756	2,989	655	22,325
	2007	6,000	-0-	701	1,990	1,545	7,750	756	2,366	1,117	22,225
	2006	6,000	6,750	5,146	1,990	7,968	7,439	2,376	2,149	467	40,285

	2008	6,000	-0-	-0-	1,992	1,176	5,178	756	2,989	1,879	19,970
John R. Sabat	2007	6,000	-0-	1,229	1,992	1,902	5,170	756	2,366	3,678	23,093
	2006	6,000	-0-	3,362	1,992	3,430	5,032	1,548	2,149	2,454	25,967

Mark M. Silverberg	2008	6,000	-0-	-0-	1,399	803	7,095	756	2,989	5,232	24,274
	2007	6,000	-0-	693	1,399	1,201	7,750	756	2,366	5,874	26,039
	2006	6,000	-0-	2,568	1,399	2,277	7,214	828	2,149	3,370	25,805

(1)	This column represents reimbursed relocation expenses for Mr. Whitnell, annual health club dues for Messrs. Przybyl and Whitnell, and the discount from market value on shares purchased through the Employee Stock Purchase Plan for Messrs. Alam, Sabat and Silverberg.
2008 Grants of Plan-Based Awards
The following table provides additional information about stock and option awards granted to our Named Executive Officers during the year ended December 31, 2008.
GRANTS OF PLAN-BASED AWARDS

									All Other
								All Other	Option	Exercise
								Stock	Awards:	or Base	Grant Date
		Estimated Future Payouts Under			Estimated Future Payouts Under			Awards:	Number of	Price of	Fair Value
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Number	Securities	Option	of Stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	of Shares	Underlying	Awards	and Option
Name	Date	($)	($)	($)	($)	($)	($)	of Stocks	Options (1)	(2)	Awards($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	($/Sh)	(3)
Arthur S. Przybyl
Jeffrey A. Whitnell
Abu S. Alam	11/19/08								50,000	1.55	41,345

All Other
								All Other	Option	Exercise
								Stock	Awards:	or Base	Grant Date
		Estimated Future Payouts Under			Estimated Future Payouts Under			Awards:	Number of	Price of	Fair Value
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Number	Securities	Option	of Stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	of Shares	Underlying	Awards	and Option
Name	Date	($)	($)	($)	($)	($)	($)	of Stocks	Options (1)	(2)	Awards($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	($/Sh)	(3)
John Sabat
Mark M. Silverberg

(1)	On November 19, 2008, Dr. Alam was granted options to acquire shares of our common stock. The options vest over a three year period at a rate of 1/3 per year beginning on the anniversary of the grant date. The FAS 123R valuation of this stock option grant is $0.83 per share. See “Outstanding Equity Awards at Fiscal Year-End” for more information on vesting schedules of outstanding options.

(2)	The per-share exercise or base price of the options granted in the fiscal year is based on the closing price of our common stock on the grant date of each respective option.

(3)	The grant date fair value of the option awards granted on November 19, 2008 is based on the closing price of our common stock on that date, or $1.55 per share. The grant date fair value of the stock option awards was determined using a Black-Scholes option valuation model. The assumptions used were the same as those reflected in Note I to our consolidated financial statements for the year ended December 31, 2008.
Former Chief Executive Officer
     On April 24, 2006, we entered into an Executive Employment Agreement (the “Employment Agreement”) with Mr. Arthur Przybyl, then our President and Chief Executive Officer. The Employment Agreement had an initial term of three years, but was terminable earlier by either party. Under that agreement, Mr. Przybyl’s base salary for 2006 was $400,000. The Board increased his salary to $440,000 for 2007 and 2008, and to $477,000 by January of 2009. Mr. Przybyl was also eligible to receive annual bonuses, payable at the discretion of the Board, upon recommendation of the Compensation Committee. As explained in “Annual Incentive Compensation” above, Mr. Przybyl received $255,000 in bonus for 2006, but none for 2007 or 2008. He also received health, insurance and retirement benefits generally available to our executives and certain perquisites, including a vehicle allowance of $10,000 per year.
     In addition, as required by his Employment Agreement, Mr. Przybyl received: (i) 250,000 restricted shares of our common stock on April 20, 2006, (ii) options to purchase 500,000 shares of our common stock on April 20, 2006 and (iii) options to purchase another 400,000 such shares on January 1, 2007. Both the restricted shares and the options were subject to vesting schedules (50% of the restricted shares on the first anniversary of their issuance, with an additional 25% scheduled for vesting on the second and third anniversaries, and, in the case of the options, 25% when the options were granted, with an additional 25% scheduled to vest on first, second and third anniversaries of the grant dates).
     Under his Employment Agreement, Mr. Przybyl’s employment was terminable by us for “Good Cause” (as defined in the agreement) or “Without Cause,” by Mr. Przybyl for “Good Reason” (also defined in the agreement) or otherwise, voluntarily, even without Good Reason, including by either party if the agreement was not renewed after expiration of the initial three-year term or any extension term. It provided that, in connection with any type of employment termination, Mr. Przybyl would receive what the agreement referred to as the “Standard Entitlements”, they being base salary pro rated through the date of termination and any benefits and expense reimbursements to which he was entitled through that date, less all applicable withholdings and deductions. The agreement and related stock agreements also addressed accelerated vesting of any unvested portion of the restricted shares and stock options described above.
     In addition, the Employment Agreement provided that, if we terminated Mr. Przybyl Without Cause, he departed for Good Reason or either party notified the other of non-renewal effective at the end of the initial or any extension term of the agreement, Mr. Przybyl was entitled to the Standard Entitlements plus Severance Payments. Severance Payments would have consisted of: (i) 18 months of base salary payable, in the discretion of the Board, in a lump sum or over time in accordance with our regular payroll cycle, (ii) bonus equal to (a) 1.5 times the last annual bonus Mr. Przybyl had received if the termination occurred during 2006 or (b) 1.5 times the average of the last two annual bonuses Mr. Przybyl received if the termination occurred after 2006 and (iii) accelerated vesting of unvested equity awards that would otherwise have vested during the 18-month period after termination. The Severance Payments were conditioned on Mr. Przybyl’s complying with all surviving provisions of the Employment Agreement, his executing a full general release and his serving as a consultant, for us, for up to 30 days at his then-current base salary if the Board so requested.

The Employment Agreement also prescribed additional severance payments in the event of certain terminations following a change of control of Akorn and contained confidentiality, non-competition, non-solicitation and mandatory arbitration provisions. Also, in connection with his serving as our CEO, we provided Mr. Przybyl with supplemental indemnity assurances respecting any claims associated with his executing, filing or submitting certifications of SEC reports for periods preceding his direct supervision of financial and accounting matters.
     Mr. Przybyl ceased performing duties as our President and Chief Executive Officer on January 29, 2009 after, that same day, a meeting of our Board and then a meeting among two directors and Mr. Przybyl. As explained in our Current Report on Form 8-K filed with the SEC on February 3, 2009, we originally anticipated that we would be making the Severance Payments to Mr. Przybyl, in addition to paying him the Standard Entitlements. We believe Severance Payments would have been $715,500 for the salary component (see (i) in the previous paragraph) and $0 as the bonus component (see (ii)(b) in that paragraph and because the Board awarded no bonuses for 2007 and 2008).
     However, after January 29, 2009, the Board concluded that the company had grounds to terminate Mr. Przybyl for Good Cause. Accordingly, it so notified Mr. Przybyl, who in the meantime had accepted a job as the Chief Executive Officer of ANI Pharmaceuticals, and started work there on or about March 9, 2009. On April 3, 2009, Mr. Przybyl filed a demand for arbitration pursuant to his Employment Agreement. We expect to pursue counterclaims against Mr. Przybyl in that arbitration. That matter is in its very early stages.
     Mr. Przybyl’s restricted stock, and his options granted April 20, 2006 and January 1, 2007, vested fully irrespective of the character or circumstances of his employment termination. However, the termination of Mr. Przybyl’s employment causes those options to expire three months after that termination. The per share exercise prices of those options are $5.05 and $6.25, both figures being substantially above current trading prices of our stock.

Outstanding Equity Awards at 2008 Year-End
The following table provides a summary of equity awards outstanding at December 31, 2008, for each of our Named Executive Officers.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS (1)							STOCK AWARDS (7)
										Equity
									Equity	Incentive Plan
									Incentive Plan	Awards:
								Market	Awards:	Market or
				Equity Incentive				Value of	Number of	Payout Value
	Number of		Number of	Plan Awards:			Number of	Shares or	Unearned	of Unearned
	Securities		Securities	Number of			Shares or	Units of	Shares, Units	Shares, Units
	Underlying		Underlying	Securities	Option		Units of	Stock That	or Other	or Other
	Unexercised		Unexercised	Underlying	Exercise		Stock That	Have Not	Rights That	Rights That
	Options		Options	Unexercised	Price	Option	Have Not	Vested	Have Not	Have Not
Name	Exercisable		Unexercisable	Unearned Options	($)	Expiration Date	Vested	($)	Vested	Vested
(a)	(b)		(c)	(d)	(e)	(f) (9)	(g)	(h)	(i)	(j)
Arthur S. Przybyl	375,000	(2)	125,000		5.05	4/20/2011
	200,000	(3)	200,000		6.25	1/1/2012
							62,500 (8)	143,750
Jeffrey A. Whitnell	100,000		-0-		3.45	6/17/2009
	15,000		-0-		3.99	11/15/2009
	125,250	(2)	41,750		5.05	4/20/2011
	66,500	(3)	66,500		6.25	1/1/2012
							25,000 (8)	57,500
Abu S. Alam	40,000		-0-		3.45	4/19/2009
	10,000		-0-		3.80	10/18/2009
	16,666	(4)	33,334		6.25	1/1/2012
	-0-	(6)	50,000		1.55	11/19/2013
John R. Sabat	40,000		-0-		3.45	4/19/2009
	10,000		-0-		3.10	10/4/2009
	16,666	(4)	33,334		6.25	1/1/2012
Mark M. Silverberg	75,000		-0-		2.60	4/25/2010
	26,250	(5)	8,750		4.11	5/22/2011
	16,666	(4)	33,334		6.25	1/1/2012

Note: Corresponding footnotes on following page.

(1)	Outstanding stock options at December 31, 2008, become exercisable in accordance with the vesting schedule below:

Grant Date	Vesting
(2) 4/20/2006	1/4 per year beginning on the date of the grant

(3) 1/1/2007	1/4 per year beginning on the date of the grant

(4) 1/1/2007	1/3 per year beginning on the anniversary of the grant

(5) 5/22/2006	1/4 per year beginning on the date of the grant

(6) 11/19/2008	1/3 per year beginning on the anniversary of the grant
See “2008 Grants of Plan-Based Awards” for more information on outstanding stock options.

(7)	Outstanding restricted stock awards become vested in accordance with the schedule below:

Grant Date	Vesting
(8) 4/20/2006	1/2 on the first anniversary of the grant

1/4 on the second anniversary of the grant

1/4 on the third anniversary of the grant

(9)	If not terminated earlier in accordance with the controlling agreements.
Market value of all restricted stock awards not yet vested was computed by multiplying $2.30, the closing market price of our common stock on the NASDAQ Stock Market at December 31, 2008, by the number of shares issuable upon full vesting. See “2008 Grants of Plan-Based Awards” for more information on outstanding restricted stock awards.

2008 Option Exercises and Stock Vested Table
     The following table provides additional information about the value realized by our Named Executive Officers on option award exercises and stock awards vesting during the year ended December 31, 2008.
OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Number of
	Number of		Shares
	Shares	Value	Acquired	Number of
	Acquired	Realized	on	Shares Withheld	Value Realized on
	on Exercise	on	Vesting	to Cover Tax	Vesting
Name	(#)	Exercise ($)	(#)	Liability	($)
(a)	(b)	(c)	(d)	(e)	(f) (1)
Arthur S. Przybyl	750,000	325,010	62,500	21,531	314,375
Jeffrey A. Whitnell	-0-	-0-	25,000	10,000	125,750
Abu S. Alam	-0-	-0-	-0-	-0-	-0-
John R. Sabat	-0-	-0-	-0-	-0-	-0-
Mark M. Silverberg	-0-	-0-	-0-	-0-	-0-

(1)	These values are based on the closing price of our common stock on the vesting date April, 20, 2008, or $5.03 per share.
Director Compensation
     Director compensation is set by the Compensation Committee in coordination with management and submitted to the Board for approval. In 2007, the Compensation Committee reviewed director compensation of a peer group consisting of Abraxis Bioscience, Adolor Corp, Alpharma, Bausch and Lomb, Conceptus, CV Therapeutics, Gene Logic, Hospira, I Flow, ISTA Pharmaceuticals, KV Pharmaceutical, Meridian Bioscience, Neogen, Neopharm, Neurogen, Noven Pharmaceutical, Option Care, Orasure Technologies, Orchid Cellmark, Sciele Pharma, and Theragenics. This peer group was developed by Equilar, Inc., a company on contract with the company to provide compensation information. The peer group information showed the median total annual compensation for peer group directors to be $115,819. Based upon this data, the Compensation Committee recommended and the Board approved total annual compensation for our non-management directors of $90,000, (dependent on stock price in large part). As a result, certain changes were made to the compensation of our non-management directors reflected in their 2008 compensation as described below.
     Each director other than our former CEO and Chairman receives a fee for his services as a director of $1,500 per regular meeting of the Board attended in person, $500 per telephone meeting attended and $500 per committee meeting attended, plus reimbursement of expenses related to thereto. Each of our non-management directors also receives an annual retainer in the amount of $20,000. The chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee also receive annual compensation of an additional $5,000. The Chairman of the Board receives $50,000 per year for his services.
     Messrs. Johnson, Treppel and Ellis were granted options to acquire 20,000 shares of our common stock on January 1, 2007 under our Amended and Restated Akorn, Inc. 2003 Stock Option Plan (“Amended 2003 Plan”), in recognition of their service in 2006, with 2/3 of such options vesting immediately and the remainder vesting on January 1, 2008. Also, on January 1, 2007, these same directors were granted options to acquire 30,000 shares of our common stock with 1/3 of the options vesting at issuance and 1/3 vesting each year after issuance. On May 24, 2007, upon election to the Board, Dr. Kapre and Mr. Wall were each granted options to acquire 20,000 shares of our common stock vesting immediately at issuance. Options granted under the Amended 2003 Plan expire five years from the date of grant. Also, on January 1, 2008, each of our independent directors and Dr. Kapre were granted 10,000 restricted stock awards with 1/4 of the awards vesting at issuance and 1/4 vesting each year after issuance.

     In connection with their serving as our directors, we have provided to each of our independent directors supplemental indemnity assurances with respect to any claims associated with their serving as one of our directors, as a director of any of our subsidiaries, as a fiduciary of any of our employee benefit plans and in other positions held at our request.
DIRECTOR COMPENSATION

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b) (1)	(c) (2)	(d) (3)	(e)	(f)	(g)	(j)
Dr. John N. Kapoor	50,000	-0-	-0-				50,000
Ronald M. Johnson	37,000	36,700	24,695				98,395
Jerry I. Treppel	38,500	36,700	24,695				99,895
Jerry N. Ellis	38,500	36,700	24,695				99,895
Dr. Subhash V. Kapre	23,500	36,700	-0-				60,200
Randall J. Wall	34,000	36,700	-0-				70,700

(1)	The dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.

(2)	This column shows the amount we expensed during the applicable year under FAS 123R for all outstanding restricted stock awards. These amounts were determined by multiplying the number of restricted shares granted by the closing price of our common stock on the date of grant, allocated over the vesting period of the award.

(3)	This column shows the amount we expensed under FAS 123R during the applicable year, excluding an estimate of forfeitures related to service-based vesting conditions, for all outstanding stock option awards and includes compensation cost recognized in the financial statements with respect to awards granted in previous fiscal years and in the applicable year. These amounts were determined as of the options’ grant dates using a Black-Scholes option valuation model. The assumptions used were the same as those reflected in Note I to our consolidated financial statements for the year ended December 31, 2008. The grant date fair value of the options awarded to Messrs. Johnson, Treppel and Ellis in 2007 under FAS 123R was $123,250 and the grant date fair value of the options awarded to Dr. Kapre and Mr. Wall was $54,308. As of December 31, 2008, each director had the following number of options outstanding: Dr. Kapoor (0), Mr. Johnson (80,000), Mr, Treppel (70,000), Mr. Ellis (70,000), Dr. Kapre (20,000) and Mr. Wall (20,000).
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Ronald M. Johnson, Chair, Jerry I. Treppel and Jerry N. Ellis who currently comprise the Compensation Committee, are each independent, non-employee directors of Akorn. No executive officer (current or former) of Akorn served as a director or member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our Compensation Committee, (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of our Board, or (iv) were directly or indirectly the beneficiary of any related transaction required to be disclosed under the applicable regulations of the Exchange Act, during the year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     As of April 24, 2009, the following persons were directors, Named Executive Officers, or others with beneficial ownership of 5% or more of our common stock. The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed. Unless otherwise noted, the address of each of the following persons is 1925 West Field Court, Suite 300, Lake Forest, IL 60045.

	Shares		Percent of
Beneficial Owner	Beneficially Owned (1)		Class

Directors
John N. Kapoor, Ph.D.	32,145,724	(2)	34.31%
Jerry I. Treppel	451,519	(3)	0.50%
Jerry N. Ellis	137,000	(3)	0.15%
Ronald M. Johnson	110,000	(3)	0.12%
Subhash V. Kapre, Ph.D.	30,000	(4)	0.03%
Randall J. Wall	32,200	(5)	0.04%
Named Executive Officers
Jeffrey A. Whitnell	444,525	(6)	0.49%
Abu S. Alam, Ph.D.	186,171	(7)	0.21%
John R. Sabat	146,969	(7)	0.16%
Mark M. Silverberg	162,985	(8)	0.18%
Directors and officers as a group (10 persons)	33,847,093		35.80%
Other Beneficial Owners
Arjun C. Waney	5,150,859	(9)	5.70%
Flat No. 1646 Lowndes Square London SW1X 9JV England
Pequot Capital Management Inc.	15,357,705	(10)	17.01%
500 Nyala Farm Rd. Westport, CT 06880

(1)	Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of April 24, 2009 by the exercise of options or warrants. Unless otherwise specified in the footnotes that follow, the indicated person has sole voting power and sole investment power with respect to the shares.

(2)	Includes (i) 25,033,896 shares of common stock owned by the Kapoor Trust of which Dr. Kapoor is the sole trustee and beneficiary, (ii) 491,173 shares of common stock are owned directly by Dr. Kapoor, (iii) 3,045,644 shares are owned by EJ Financial / Akorn Management L.P. of which Dr. Kapoor is the managing general partner, (iv) 133,439 shares of common stock are owned by several trusts, the trustee of which is an employee of EJ Financial Enterprises Inc., of which Dr. Kapoor is the President, and the beneficiaries of which are Dr. Kapoor’s children, (v) 1,939,639 shares of common stock issuable upon exercise of warrants issued to the EJ Funds LP, and (vi) 1,501,933 shares of common stock issuable upon exercise of warrants issued to the Kapoor Trust. Additional warrants may become issuable to EJ Funds pursuant to the Modification Agreement and to the Kapoor Trust pursuant to the Reimbursement Agreement, see “Certain Transactions,” below.

(3)	Includes (i) 70,000 shares of common stock issuable upon exercise of stock options and (ii) 5,000 shares of restricted common stock of which 2,500 shares will vest on January 1, 2010 and 2011.

(4)	Includes (i) 20,000 shares of common stock issuable upon exercise of stock options and (ii) 5,000 shares of restricted common stock of which 2,500 shares will vest on January 1, 2010 and 2011. Dr. Kapre is an Executive Director with the Serum Institute of India, Ltd. (“Serum”). In September 2006, we issued 1,000,000 shares of our common stock in a private placement to Serum at a price of $3.56 per share and in November 2007, we issued another 1,000,000 shares of our common stock in a private placement to Serum at a price of $7.01 per share. Dr. Kapre has disclaimed any beneficial ownership of such shares.

(5)	Includes (i) 20,000 shares of common stock issuable upon exercise of stock options and (ii) 5,000 shares of restricted common stock of which 2,500 shares will vest on January 1, 2010 and 2011.

(6)	Includes 381,750 shares of common stock issuable upon exercise of stock options.

(7)	Includes 43,333 shares of common stock issuable upon exercise of stock options.

(8)	Includes 143,333 shares of common stock issuable upon exercise of stock options.

(9)	Includes (i) 960,331 shares of common stock held by Argent Fund Management, Ltd. (“Argent”), for which Mr. Waney serves as Chairman and Managing Director and 52% of which is owned by Mr. Waney, (ii) 628,400 shares of common stock held by First Winchester Investments Ltd. (“First Winchester”), which operates as an equity fund for investors unrelated to Mr. Waney and whose investments are directed by Argent, (iii) 506,000 shares of common stock held by Mr. Waney, and (iv) 3,056,128 shares held jointly by Mr. Waney and Mrs. Judith D. Waney. Under the rules of the SEC, Mr. Waney may be deemed to be the beneficial owner of the shares held by First Winchester.

(10)	Shares beneficially owned by Pequot Capital Management, Inc. represent 15,357,705 shares of common stock. Arthur J. Samberg is the controlling shareholder of Pequot Capital Management, Inc. and disclaims beneficial ownership of the shares except for his pecuniary interest.

EQUITY COMPENSATION PLANS
     The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by our Board of Directors on November 6, 2003 and approved by our stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options have been granted and 611,000 remain outstanding as of December 31, 2008. On March 29, 2005, our Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by our stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. Commencing May 27, 2005, all new awards have been granted under the Amended 2003 Plan. The aggregate number of shares of our common stock that may be issued pursuant to awards granted under the Amended 2003 Plan is 5,000,000. Under the Amended 2003 Plan, 3,593,000 options have been granted to employees and directors and 3,073,000 remain outstanding as of December 31, 2008. Options granted under the 2003 Stock Option Plan and the Amended 2003 Plan have exercise prices equivalent to the market value of our common stock on the date of grant and generally vest over a period of three years and expire within a period of five years.
     The Akorn, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”) permits eligible employees to acquire shares of our common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price of our common. A maximum of 1,000,000 shares of our common stock may be acquired under the terms of the Employee Stock Purchase Plan. Shares issued under the Employee Stock Purchase Plan cannot be sold until one year after the purchase date.
     We do not have any equity compensation plans that have not been approved by our shareholders.
     Summary Table. The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which shares of Akorn common stock were issuable as of that date.

Number of securities
remaining available for
future issuance under
equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected
	of outstanding options,	outstanding options,	in the
Plan Category	warrants and rights	warrants and rights	first column)

Equity Compensation plans approved by security holders:	3,683,619	$5.20	1,323,385

Equity Compensation plans not approved by security holders:	—	—	—

Total	3,683,619	$5.20	1,323,385	(1)

(1)	Includes 1,146,145 shares of common stock available under the Amended 2003 Plan and 177,240 shares of common stock available under our Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Review and Approval of Transactions with Related Persons
     Either the Audit Committee or the Board approves all related party transactions. The procedure for the review, approval or ratification for related party transactions involves discussing the transaction with management, discussing the transaction with the external auditors, reviewing financial statements and related disclosures and reviewing the details of major deals and transactions to ensure that they do not involve related transactions. Members of management have been informed and understand that they are to bring related party transactions to the Audit Committee or the Board for approval. These policies and procedures are evidenced in the Audit Committee Charter and the Code of Ethics.
Certain Transactions
     John N. Kapoor, Ph.D., our Chairman of the Board and a principal shareholder, is the President of EJ Financial Enterprises, Inc., a health care consulting investment company (“EJ Financial”). EJ Financial is involved in the management of health care companies in various fields and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. Although these companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by, or other activities of one or more of these companies could render our products less competitive or obsolete.
     On July 28, 2008, we borrowed $5,000,000 from the Kapoor Trust, and issued a subordinated promissory note in the principal amount of $5,000,000 (the “Subordinated Note”). The note accrues interest at a rate of 15% per year and is due and payable on July 28, 2009.
     On March 31, 2009, we consented to an Assignment Agreement (“Assignment”) between General Electric Capital Corporation (“GE”) and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE’s rights and obligations under our Credit

Agreement dated January 7, 2009 (the “Credit Agreement”), with GE. Pursuant to the Assignment, EJ Funds became the agent and lender under the Credit Agreement. Accordingly, GE is no longer our lender. EJ Financial is the general partner of EJ Funds.
     In connection with the Assignment, on April 13, 2009, we entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) provided an extended cure period until July 22, 2009 for any event, other than specified types of “Material Defaults” listed in Section 2(a) of the Modification Agreement, which could constitute an Event of Default under the Credit Agreement, unless that period is terminated earlier due to the occurrence of a Material Default or as otherwise provided in the Modification Agreement, (iii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable quarterly, (iv) granted a security interest in and lien upon all the collateral under the Credit Agreement to the Kapoor Trust as security for the Subordinated Note, and (v) requires us, within 30 days after the date of the Modification Agreement, to enter into security documents consisting of a security agreement and mortgages (if requested by the Kapoor Trust) in form and substance substantially similar to the corresponding security documents under the Credit Agreement for the Kapoor Trust’s interest in connection with the Subordinated Note. The Modification Agreement also granted EJ Funds the right to require us to nominate two directors to serve on our Board of Directors. The Kapoor Trust is entitled to require us to nominate a third director under our Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, we agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.
     Pursuant to the Modification Agreement, on April 13, 2009 we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of our common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The estimated fair value of the Modification Warrant, using a Black-Scholes valuation model, is $1,357,747.
     On April 15, 2009, we entered into entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide an irrevocable standby letter of credit (“L/C”) as security for our payment obligations of $10,500,000 to the Massachusetts Biologic Laboratories of the University of Massachusetts (“MBL”) under our Letter Agreement dated March 27, 2009 (the “Letter Agreement”) and Settlement Agreement dated April 15, 2009 (the “Settlement Agreement”) with MBL. We entered into the Letter Agreement and the Settlement Agreement to resolve a dispute involving our failure to make timely payments to MBL for Td vaccine products under our modified Exclusive Distribution Agreement dated March 22, 2007 with MBL.
     The Reimbursement Agreement provides, among other things, that we will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of our obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement. Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that we must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of our common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,051,353.
     The shares of our common stock issuable upon exercise of the Modification Warrant and the Reimbursement Warrant, along with those other warrants that may be issued under the Modification Agreement and Reimbursement Agreement and other shares of common stock held by EJ Funds, the Kapoor Trust and their affiliates, are subject to registration rights as set forth in the Modification Agreement. Under the Modification Agreement, we agreed to file a registration statement with the SEC within 75 days of the date of the Modification Agreement. We also agreed to continue the effectiveness of the registration statement until the earliest of the dates (i) all securities registrable thereunder have been sold, (ii) all such registrable securities may be sold in a single transaction by their holders to the public under Rule 144 under the Securities Act, and (iii) no shares of our common stock registered under the registration statement qualify as “registrable securities” thereunder.

     Dr. Kapre, a member of the Board, is an Executive Director with Serum. In November 2007, we issued 1,000,000 shares of our common stock in a private placement to Serum at a price of $7.01 per share pursuant to a Securities Purchase Agreement dated November 14, 2007 (the “Securities Purchase Agreement”) with Serum. The total price was $7,010,000. The shares of our common stock issued under the Securities Purchase Agreement (collectively, the “Registrable Securities”) are subject to registration rights set forth in the Securities Purchase Agreement. Under the Securities Purchase Agreement, we agreed to file a registration statement (the “Registration Statement”) with the SEC by the 60th day after the closing date of the transactions contemplated by the Securities Purchase Agreement (the “Filing Date”), for purposes of registering the Registrable Securities. We agreed to maintain the effectiveness of the Registration Statement until the earlier of the date that all Registrable Securities covered by the Registration Statement have been sold or can be sold publicly under Rule 144(k) under the Securities Act (the “Effectiveness Period”). The Registration Statement was filed on December 5, 2007, and declared effective on December 17, 2007.
     Pursuant to the Securities Purchase Agreement, if certain events occur, then, on every monthly anniversary until the event is cured and on the date of the cure, we are required to pay Serum, as liquidated damages, $0.0526 for each share of our common stock purchased under the Securities Purchase Agreement and then owned by Serum. Subject to limitations set forth in the Securities Purchase Agreement, the events are: (i) our common stock is not listed or quoted, or is suspended from trading, on an eligible market for a period of five trading days during the Effectiveness Period, or (ii) the Registration Statement ceases to be effective for 20 trading days in a 365 day period. The payments relate solely to the shares of our common stock issued to Serum under the Securities Purchase Agreement and may not exceed $525,750.
     In addition, in September 2006, we issued 1,000,000 shares of our common stock in a private placement to Serum at a price of $3.56 per share pursuant to a similar securities purchase agreement. The total price was $3,560,000. The monthly liquidated damages under that agreement are $0.0267 and the maximum amount of those damages is $267,000. A registration statement for these shares was filed on November 14, 2006 and declared effective on December 7, 2006.
     On November 8, 2006, we entered into both a Development and Exclusive Distribution Agreement and a Development Funding Agreement (together, the “Development Agreements”) with Serum. Under the Development Agreements, Serum agreed to appoint us as the exclusive distributor for rabies monoclonal antibody (the “Product”). In exchange for our receiving exclusive marketing and distribution rights for the Product in North, Central, and South America, we agreed to help fund development of the Product through milestone payments. These milestone payments include the successful completion of Phase I, Phase II, and Phase III clinical trials and receipt of approval for a biologics license application from the U.S. Food and Drug Administration’s Center for Biologics Evaluation and Research. As the exclusive marketing and distribution partner of Serum for the Product in America, we will receive 40% of the revenues from Product sales in North America and 50% of the revenues from Product sales in Central and South America. Also, Serum granted us a first option right to obtain exclusive marketing rights in North, Central, and South America for a second monoclonal antibody product, Anti-D human monoclonal antibody. The exclusive marketing rights for this product would be consistent with the terms in the Development Agreements for the Product. Additionally, Serum has granted us a first option right to expand the territory in which it has exclusive rights to include Europe in exchange for minimum annual product sales requirements in Europe.
     In October 2004, we also entered into an exclusive drug development and distribution agreement for oncology drug products for the United States and Canada with Serum. We will own the ANDAs and buy any products developed under the agreement from Serum under a negotiated transfer price arrangement. If the products are approved, we will market and sell them in the United States and Canada under our label.
Independence of the Board of Directors
     Our common stock is traded on the NASDAQ Global Market (“NASDAQ”). The Board has determined that a majority of the members of the Board qualify as “independent,” as defined by the listing standards of NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and Akorn, its senior management and its independent auditors, the Board has determined further that Messrs. Ellis, Johnson, Treppel and Wall are independent under the listing standards of NASDAQ. In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and Akorn, its senior management and its independent auditors since last making this determination

Item 14. Principal Accounting Fees and Services.
     On December 5, 2007, we terminated the services of BDO Seidman, LLP (“BDO”) as our independent registered public accounting firm,except that BDO completed the audit for the fiscal year ended December 31, 2007. The decision to dismiss BDO was recommended and approved by our Audit Committee. The audit reports of BDO on the consolidated financial statements as of December 31, 2007 and 2006 and for the years then ended contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Also on December 5, 2007, the Audit Committee engaged Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm for the fiscal year ending December 31, 2008.
Audit Fees
     Aggregate fees, including out-of-pocket expenses, for professional services rendered by E&Y in connection with (i) the audit of our consolidated financial statements as of and for the year ended December 31, 2008, (ii) the audit of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2008, and (iii) the reviews of our condensed consolidated interim financial statements as of September 30, 2008, June 30, 2008, and March 31, 2008, all of which were included in our Form 10-Qs, were $805,000.
     Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO in connection with (i) the audit of our consolidated financial statements as of and for the year ended December 31, 2007, (ii) the audit of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007, and (iii) the reviews of our condensed consolidated interim financial statements as of September 30, 2007, June 30, 2007, and March 31, 2007, all of which were included in our Form 10-Qs, were $520,600. Additionally, during 2007, BDO charged us $30,000 for assistance with our Form S-3 and Form S-8 filings.
Audit-Related Fees
     Aggregate fees, including out-of-pocket expenses, for professional services rendered by E&Y for assurance and audit-related services for the year ended December 31, 2008 (not already included in the Audit Fees for such year), were $24,380. Audit related services in 2008 included an audit of our 401(k) employee benefit plan.
     Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO for assurance and audit-related services for the year ended December 31, 2007 (not already included in the Audit Fees for such year), were $11,500. Audit related services in 2007 included an audit of our 401(k) employee benefit plan.
Tax Fees
     Aggregate fees, including out-of-pocket expenses, for professional services rendered by E&Y in connection with tax compliance, tax advice and corporate tax planning for the year ended December 31, 2008, were $54,000.
     Aggregate fees, including out-of-pocket expenses, for professional services rendered by BDO in connection with tax compliance, tax advice and corporate tax planning for the year ended December 31, 2007, were $21,200.
All Other Fees
     There were no additional fees paid to E&Y or BDO during the years ended December 31, 2008 and 2007.
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining E&Y’s independence. At their regularly scheduled and special meetings, the Audit Committee considers and pre-approves any audit and non-audit services to be performed for us by our independent registered public accounting firm. For 2008, those pre-approved audit, audit-related, tax and all other services represented 91%, 3%, 6% and 0%, respectively, of all services.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements. The consolidated financial statements were included in the Original Filing.

(2)	Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in the Original Filing.

(3)	Exhibits. Those exhibits marked with a (£) refer to exhibits filed with the Original Filing. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a ( Ω ) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

3.2	Amended and Restated By-laws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005 (Commission file No. 333-119168).

3.3	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006 (Commission file No. 001-32360).

3.4	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006 (Commission file No. 001-32360).

3.5	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

4.1	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.2	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.3	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.4	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.4 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.5	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.5 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.6	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.6 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.7	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Arjun C. Waney, incorporated by reference to Exhibit 4.7 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.8	Warrant Agreement dated October 7, 2003 between Akorn, Inc. and Argent Fund Management Ltd., incorporated by reference to Exhibit 4.8 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.9	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.10	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to

Exhibit No.	Description
Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

4.11	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

4.12	Warrant Purchase and Registration Agreement dated June 18, 2003 between Akorn, Inc. and AEG Partners LLC, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 27, 2004 (Commission file No. 000-13976).

4.13	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

4.14	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

4.15	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

4.16	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006 incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

4.17	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

4.18	Securities Purchase Agreement dated November 14, 2007, between Akorn, Inc. and Serum Institute of India Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on November 20, 2007.

4.19	Akorn, Inc. Common Stock Purchase Warrant, dated April 13, 2009, in favor of EJ Funds LP, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

4.20	Modification, Warrant and Investor Rights Agreement, dated April 13, 2009, among Akorn, Inc., Akorn (New Jersey), Inc., and EJ Funds LP, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

4.21	Akorn , Inc. Common Stock Purchase Warrant, dated April 15, 2009, in favor of John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on April 21, 2009.

10.1†	Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.2†	1991 Akorn, Inc. Stock Option Plan for Directors, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.3	Letter of Commitment to Akorn, Inc. from John. N. Kapoor dated April 17, 2001, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on April 25, 2001 (Commission file No. 000-13976).

10.4	Convertible Bridge Loan and Warrant Agreement dated as of July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.5	The Tranche A Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.6	The Tranche B Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

Exhibit No.	Description
10.7	Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.8	Allonge to Revolving Note ($2 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.14 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.9	Allonge to Revolving Note ($3 million) dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.15 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.10	First Amendment to Convertible Bridge Loan and Warrant Agreement dated December 20, 2001 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.16 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.11	Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002 (Commission file No. 000-13976).

10.12	Mutual Termination and Settlement Agreements by and between Akorn, Inc. and The Johns Hopkins University/Applied Physics Laboratory dated. July 3, 2002, incorporated by reference to Exhibit 10.23 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on October 7, 2002 (Commission file No. 000-13976).

10.13	Second Amendment to Convertible Bridge Loan and Warrant Agreement dated August 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.19 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.14	Amendment to Engagement Letter by and among Akorn, Inc. and AEG Partners LLC dated as of November 21, 2002 incorporated by reference to Exhibit 10.40 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003 (Commission file No. 000-13976).

10.15	Third Amendment to Convertible Bridge Loan and Warrant Agreement dated December 31, 2002 by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.16†	Indemnification Agreement dated May 15, 2003 by and between Akorn, Inc. and Arthur S. Przybyl, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003 (Commission file No. 000-13976).

10.17	Form of Indemnity Agreement dated October 7, 2003 between Akorn, Inc. and each of its directors, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.18	Form of Fourth Amendment to Convertible Bridge Loan and Warrant Agreement dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.19	Limited Waiver Letter dated October 7, 2003 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.34 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.20	Form of Acknowledgment of Subordination dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.6 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.21	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., Bank of America and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.8 to

Exhibit No.	Description
Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.22†	Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.23†	Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.24†	Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.25†	Offer letter dated June 1, 2004 from Akorn, Inc. to Jeffrey A. Whitnell, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2004, filed March 31, 2005 (Commission file No. 001-32360).

10.26	Engagement Letter dated August 5, 2004 between Leerink Swann & Company and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.27	Waiver and Consent dated August 23, 2004, among Bank of America National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.28	Consent and Agreement of Holders of Series A 6.0% Participating Convertible Preferred Stock of Akorn, Inc. dated as of August 17, 2004, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.29	The AEG Stock Purchase Warrant, dated August 31, 2004, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on September 9, 2004 (Commission file No. 000-13976).

10.30	Limited Liability Company Agreement dated September 22, 2004 between Akorn, Inc. and Strides Arcolab Limited, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.31	OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.32	Sales and Marketing Agreement dated September 22, 2004 between Akorn, Inc. and Akorn-Strides, LLC, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.33	Promissory Note dated September 22, 2004 executed by Akorn-Strides, LLC for the benefit of Akorn, Inc., incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.34	Capital Contribution Agreement dated September 22, 2004 executed by Strides Arcolab Limited for the benefit of Akorn-Strides, LLC, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.35	Waiver Letter dated September 28, 2004 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 30, 2004 (Commission file No. 000-13976).

10.36	First Amendment to Credit Agreement dated August 13, 2004 among Akorn, Inc., Akorn New Jersey, Inc., Dr. John N. Kapoor, The John N. Kapoor Trust dated 9/20/90, the lenders party thereto and Bank of America National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s Report on Form 10-Q for the period ended June 30, 2004, filed on August 13, 2004 (Commission file No. 000-13976).

Exhibit No.	Description
10.37	License and Supply Agreement November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on November 17, 2004 (Commission file No. 000-13976).

10.38†	Offer letter dated November 15, 2004, from Akorn, Inc. to Jeffrey A. Whitnell, for position of Senior Vice President incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 001-32360).

10.39†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan incorporated by reference to Exhibit 10.59 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 000-13976).

10.40†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s Registration Statement on Form S-1 filed May 10, 2005.

10.41	Note Repayment Agreement dated May 16, 2005, by and between NeoPharm, Inc. and Akorn, Inc. incorporated by reference to Exhibit 10.63 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005 (Commission file No. 333-119168).

10.42	Solicitation/Contract/Order for Commercial Items issued by the HHS to Akorn, Inc. on December 30, 2005 incorporated by reference to Exhibit 10.54 to Akorn, Inc.'s report on Form 10-K filed March 30, 2006 (Commission file No. 001-32360).

10.43†	Executive Employment Agreement dated April 24, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.44†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.45†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Jeffrey A. Whitnell incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.46	Akorn, Inc. Director Compensation Agreement dated October 26, 2006, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 9, 2006 (Commission file No. 001-32360).

10.47Ω	Development and Exclusive Distribution Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.48Ω	Development Funding Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.49	First Amendment to OEM Agreement dated December 8, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.50	Second Amendment to OEM Agreement dated December 31, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.3 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.51Ω	Third Amendment to OEM Agreement dated October 26, 2005 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.4 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.52	Fourth Amendment to OEM Agreement dated February 1, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.5 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.53Ω	Fifth Amendment to OEM Agreement dated November 28, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

Exhibit No.	Description
10.54	Office Lease dated December 21, 2006, between Akorn, Inc. and Duke Realty Limited Partnership incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 28, 2006 (Commission file No. 001-32360).

10.55	Amendment to Credit Agreement dated March 5, 2007 between Akorn, Inc., Bank of America, the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed March 6, 2006 (Commission file No. 001-32360).

10.56	Addendum 1 to License and Supply Agreement dated November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.74 to Akorn, Inc.’s report on Form 10-K filed March 16, 2007 (Commission file No. 001-32360).

10.57Ω	Exclusive Distribution Agreement dated March 22, 2007 between Akorn, Inc. and the University of Massachusetts, as represented by the Massachusetts Biological Laboratories incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 30, 2007.

10.58†Ω	2007 Management Bonus Objectives incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 23, 2007.

10.59	Industrial Building Lease dated October 23, 2007 between Akorn, Inc. and CV II Gurnee LLC incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed October 29, 2007.

10.60Ω	Exclusive Memorandum of Understanding dated October 24, 2007 between Serum Institute of India Ltd. and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 30, 2007.

10.61	First Amendment to Sales and Marketing Agreement dated September 28, 2007, by and among Akorn-Strides, LLC, and Akorn, Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.62	Sixth Amendment to OEM Agreement dated September 28, 2007 between Akorn-Strides, LLC and Strides Arcolab Limited, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.63Ω	Binding Term Sheet dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 11, 2008.

10.64Ω	Amendment to Exclusive Distribution Agreement dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

10.65	Mutual Release dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

10.66	Subordinated Promissory Note dated July 28, 2008, issued by Akorn, Inc. to The John N. Kapoor Trust Dated September 20, 1989, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.67	Subordination and Intercreditor Agreement dated July 28, 2008, by and among Akorn, Inc., The John N. Kapoor Trust Dated September 20, 1989, LaSalle Bank National Association, as administrative agent for all senior lenders party to the senior credit agreement, and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.68Ω	Second Amendment to Exclusive Distribution Agreement dated July 30, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.9 to Akorn, Inc.’s report on Form 10-Q filed August 8, 2008.

10.69Ω	Third Amendment to Exclusive Distribution Agreement dated August 1, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.10 to Akorn, Inc.’s report on Form 10-Q filed August 8, 2008.

Exhibit No.	Description
10.70	Commitment Letter dated November 2, 2008, by and between Akorn, Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on November 5, 2008.

10.71	Credit Agreement dated January 7, 2009, by and between Akorn, Inc., Akorn (New Jersey), Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on January 9, 2009.

10.72Ω	Letter Agreement dated March 27, 2009 between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School.

10.73	Memorandum of Agreement, dated March 31, 2009, among EJ Funds LP, Akorn Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

10.74	Assignment, dated March 31, 2009, among General Electric Capital Corporation, EJ Funds LP, Akorn, Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

10.75	Reimbursement and Warrant Agreement, dated April 15, 2009, among Akorn, Inc. Akorn (New Jersey), Inc., John N. Kapoor Trust dated 09/20/89, and EJ Funds LP, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.76Ω	Settlement Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.77Ω	Fourth Amendment to Exclusive Distribution Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

21.1	Subsidiaries of Akorn, Inc., incorporated by reference to Exhibit 21.1 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004 (Commission file No. 333-119168).

23.1(£)	Consent of Independent Registered Public Accountant.

23.2(£)	Consent of Independent Registered Public Accountant.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

By:	JEFFREY A. WHITNELL
Jeffrey A. Whitnell
Interim Chief Executive Officer
Date: April 28, 2009
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. WHITNELL	Interim Chief Executive Officer	April 28, 2009
Jeffrey A. Whitnell

/s/ JEFFREY A. WHITNELL Jeffrey A. Whitnell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2009

/s/ DR. JOHN KAPOOR	Director, Board Chairman	April 28, 2009
Dr. John Kapoor

/s/ JERRY N. ELLIS	Director	April 28, 2009
Jerry N. Ellis

/s/ JERRY TREPPEL	Director	April 28, 2009
Jerry Treppel

/s/ RONALD M. JOHNSON	Director	April 28, 2009
Ronald M. Johnson

/s/ DR. SUBHASH V. KAPRE	Director	April 28, 2009
Dr. Subhash V. Kapre

/s/ RANDALL WALL	Director	April 28, 2009
Randall Wall