Form 10-Q
period 2009-03-31
AKORN INC
filed 2009-05-11
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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
Yes ☑            No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐            No ☑
     At May 7, 2009 there were 90,229,618 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,681	$1,063
Trade accounts receivable (less allowance for doubtful accounts of $29 and $22, respectively	12,677	6,529
Other receivable	—	1,221
Inventories	29,666	30,163
Prepaid expenses and other current assets	1,107	1,770

TOTAL CURRENT ASSETS	48,131	40,746
PROPERTY, PLANT AND EQUIPMENT, NET	33,554	34,223
OTHER LONG-TERM ASSETS
Intangibles, net	5,442	6,017
Deferred financing costs	1,450	272
Other	970	1,071

TOTAL OTHER LONG-TERM ASSETS	7,862	7,360

TOTAL ASSETS	$89,547	$82,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$12,788	$8,795
Accrued compensation	1,185	1,070
Accrued expenses and other liabilities	2,934	2,906
Short term subordinated debt — related party	5,532	5,332
Revolving line of credit — related party	5,509	—
Supply agreement termination costs, current portion	3,250	—

TOTAL CURRENT LIABILITIES	31,198	18,103
LONG-TERM LIABILITIES
Lease incentive obligation	1,439	1,484
Product warranty liability	1,299	1,299
Supply agreement termination costs	1,500	—

TOTAL LONG-TERM LIABILITIES	4,238	2,783

TOTAL LIABILITIES	35,436	20,886
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 90,134,548 and 90,072,662 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	171,567	170,617
Warrants to acquire common stock	2,731	2,731
Warrants to be issued	2,409	—
Accumulated deficit	(122,596)	(111,905)

TOTAL SHAREHOLDERS’ EQUITY	54,111	61,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,547	$82,329

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Revenues	$22,040	$14,459
Cost of sales	16,678	10,712

GROSS PROFIT	5,362	3,747
Selling, general and administrative expenses	6,997	6,257
Supply agreement termination expenses	5,830	—
Amortization of intangibles	575	339
Research and development expenses	977	2,376

TOTAL OPERATING EXPENSES	14,379	8,972

OPERATING LOSS	(9,017)	(5,225)
Interest expense, net	(278)	(115)
Write off of deferred financing costs	(1,454)	—
Other income (expense)	60	(201)

LOSS BEFORE INCOME TAXES	(10,689)	(5,541)
Income tax provision	2	3

NET LOSS	$(10,691)	$(5,544)
NET LOSS PER SHARE:
BASIC	$(0.12)	$(0.06)

DILUTED	$(0.12)	$(0.06)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	90,104	89,053

DILUTED	90,104	89,053

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
UNAUDITED
(In Thousands)

			Warrants to
			acquire	Warrants
	Common Stock		Common	to be	Accumulated
Three Months Ended March 31, 2009	Shares	Amount	Stock	Issued	Deficit	Total
BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$—	$(111,905)	$61,443
Net loss	—	—	—	—	(10,691)	(10,691)
Warrants to be issued				2,409		2,409
Employee stock purchase plan issuances	19	42	—	—	—	42
Amortization of deferred compensation related to restricted stock awards	43	160	—	—	—	160
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	—	(47)	—	—	—	(47)
Stock-based compensation expense	—	795	—	—	—	795

BALANCES AT MARCH 31, 2009	90,135	$171,567	$2,731	$2,409	$(122,596)	$54,111

			Warrants to
			acquire	Warrants
	Common Stock		Common	to be	Accumulated
Three Months Ended March 31, 2008	Shares	Amount	Stock	Issued	Deficit	Total
BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$2,795	$—	$(103,966)	$64,658
Net loss	—	—	—	—	(5,544)	(5,544)
Exercise of warrants into common stock	50	101	(64)	—	—	37
Exercise of stock options	163	422	—	—	—	422
Employee stock purchase plan issuances	8	58	—	—	—	58
Amortization of deferred compensation related to restricted stock awards	10	225	—	—	—	225
Stock-based compensation expense	—	464	—	—	—	464

BALANCES AT MARCH 31, 2008	89,132	$167,099	$2,731	$—	$(109,510)	$60,320

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	THREE MONTHS
	ENDED MARCH 31
	2009	2008
OPERATING ACTIVITIES
Net loss	$(10,691)	$(5,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,545	1,118
Amortization of deferred financing fees	1,454	—
Non-cash stock compensation expense	955	689
Non-cash supply agreement termination expense	1,051	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,148)	1,041
Inventories	497	(2,700)
Prepaid expenses and other current assets	764	233
Other long-term assets	—	1,246
Supply agreement termination liabilities	4,750	—
Trade accounts payable	3,993	(5,726)
Accrued expenses and other liabilities	298	284

NET CASH USED IN OPERATING ACTIVITIES	(1,532)	(9,359)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(301)	(269)

NET CASH USED IN INVESTING ACTIVITIES	(301)	(269)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(103)
Restricted cash for revolving credit agreement	—	(2,050)
Loan origination fees — revolving line of credit	(1,274)	—
Proceeds from line of credit	5,509	6,743
Proceeds from exercise of stock warrants	—	37
Proceeds under stock option and stock purchase plans	1,216	480

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,451	5,107

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,618	(4,521)
Cash and cash equivalents at beginning of period	1,063	7,948

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,681	$3,427

SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$79	$175
Amount paid for income taxes	$3	$3
See notes to condensed consolidated financial statements

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
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring net losses and its borrowings on its revolving credit facility have been restricted by its lender. The Company’s lack of liquidity, limited capital resources, and accumulated debt raise substantial doubt as to its ability to continue as a going concern. Management’s plans in regard to these matters are described below. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
     The Company’s continuation is dependent upon its ability to generate or obtain sufficient cash to meet its obligations on a timely basis. On March 31, 2009, the Company consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE Capital’s rights and obligations under the Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the Credit Agreement (see Note H below). Accordingly, GE is no longer the Company’s lender. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds. Dr. Kapoor is the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company.
     Based on the Company’s operating plan, its existing working capital is not sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. The Company is evaluating alternatives for cost reduction as well as certain efficiency and cost containment measures to improve its profitability and cash flow. Currently, the Company has no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowance for doubtful accounts, the allowance for chargebacks, the allowance for rebates, the allowance for product returns and discounts, the reserve for slow-moving and obsolete inventories, the carrying value of intangible assets and the carrying value of deferred income tax assets.
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
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate (95% in 2009 and 2008) until historical trends indicate that a revision should be made.

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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first three months of 2009 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Under SFAS No. 123(R), stock compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123(R). Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, under SFAS No. 123(R), the Company is required to estimate forfeitures at the time of grant and revise in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, the Company decided to revise its estimate from 10% used in the quarter ended March, 31, 2008 to 13% as an estimated forfeiture rate for 2009.
Stock option compensation expense of $795,000 was recognized during the first quarter of 2009, of which $293,000 relates to the accelerated vesting of the Company’s former CEO’s stock options. For awards issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For awards issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.

The weighted-average assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2009	MARCH 31, 2008

Expected volatility	78%	44%
Expected life (in years)	4.0	4.0
Risk-free interest rate	1.8%	2.8%
Dividend yield	—	—
Fair value per stock option	$1.12	$2.62
Forfeiture rate	13%	10%
A summary of stock-based compensation activity within the Company’s stock-based compensation plans for the three-month period ended March 31, 2009 is as follows:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Contractual Term	Intrinsic Value
	(in thousands)	Exercise Price	(Years)	(in thousands)

Outstanding at December 31, 2008	3,684	$5.20	2.56	$43,500
Granted	80
Exercised	—
Forfeited	(22)

Outstanding at March 31, 2009	3,742	$5.15	1.88	$0

Exercisable at March 31, 2009	2,865	$5.16	1.40	$0

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. No stock options were exercised during the first quarter of 2009.
The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted restricted stock awards valued at $120,000 during the first quarter of 2009. As of March 31, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $171,000. The Company recognized compensation expense of $160,000 during the first quarter of 2009 related to outstanding restricted stock awards, of which $26,000 relates to the accelerated vesting of the Company’s former CEO’s restricted stock awards.
The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2008	125	$5.74
Granted	55	2.19
Vested	(130)	4.06

Nonvested at March 31, 2009	50	6.20

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
     Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2009	2008
Gross accounts receivable	$23,753	$18,723
Less:
Allowance for doubtful accounts	(29)	(22)
Returns reserve	(1,939)	(2,539)
Discount and allowances reserve	(465)	(322)
Chargeback and rebates reserves	(8,643)	(9,311)

Net trade accounts receivable	$12,677	$6,529

     For the three-month periods ended March 31, 2009 and 2008, the Company recorded chargeback and rebate expense of $7,590,000 and $8,310,000, respectively. This decrease was primarily due to a favorable sales mix of lower chargeback products in 2009.
     For the three-month periods ended March 31, 2009 and 2008, the Company recorded a provision for product returns of $532,000 and $114,000 respectively. The increase in the provision was due to increased sales and less favorable wholesaler returns experience.
     For the three-month period ended March 31, 2009, the Company recorded a net provision for doubtful accounts of $7,000. For the three-month period ended March 31, 2008, the Company recorded a net benefit for doubtful accounts of $2,000.
     For the three-month periods ended March 31, 2009 and 2008, the Company recorded a provision for cash discounts of $509,000 and $391,000, respectively. These increases primarily relate to the increases in sales for the quarter.

NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2009	2008
Finished goods	$19,887	$21,000
Work in process	1,960	1,802
Raw materials and supplies	7,819	7,361

	$29,666	$30,163

     The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at March 31, 2009 and December 31, 2008 is reported net of these reserves of $1,106,000 and $1,179,000, respectively, primarily related to finished goods. At March 31, 2009, the Company had $864,000 in its ending inventory for raw material related to its generic oral Vancomycin capsule product. The Company has not yet received approval from the FDA to market its oral Vancomycin product.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2009	2008
Land	$396	$396
Buildings and leasehold improvements	19,741	19,607
Furniture and equipment	46,612	46,297

Sub-total	66,749	66,300
Accumulated depreciation	(33,680)	(32,710)

	33,069	33,590

Construction in progress	485	633

Property, plant and equipment, net	$33,554	$34,223

NOTE H — FINANCING ARRANGEMENTS
Subordinated Note Payable
     On July 28, 2008, the Company borrowed $5,000,000 from The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note (“Subordinated Note”). The note accrues interest at a rate of 15% per year and is due and payable on July 28, 2009. The proceeds from this note were used in conjunction with the amended MBL Distribution Agreement that was negotiated with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) (see also Note L — Commitments and Contingencies).
Credit Facility
     On January 7, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace its previous credit agreement with Bank of America which expired on January 1, 2009. Pursuant to the Credit Agreement, the Lenders agreed, among other things, to extend loans to the Company under a revolving credit facility (including a letter of credit subfacility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). At the Company’s election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the Base Rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between

4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, the Company was to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, the Company’s obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.
     Also on January 7, 2009, in connection with the Credit Agreement, the Company entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”) with GE Capital, as agent for the Lenders and each other secured party thereunder. Pursuant to the Guaranty and Security Agreement, the Company granted a security interest to GE Capital in the collateral described in the Guaranty and Security Agreement as security for the Credit Facility. The Company’s obligations were secured by substantially all of its assets, excluding its ownership interest in Akorn-Strides, LLC and in certain licenses and other property in which assignments are prohibited by confidential provisions.
     In connection with the Credit Agreement, on January 7, 2009, the Company also entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing by the Company, in favor of GE Capital, relating to the real property owned by the Company located in Decatur, IL. The Mortgages granted a security interest in the two parcels of real property to GE Capital, as security for the Credit Facility.
     Also on January 7, 2009, in connection with the Credit Agreement, the Company entered into a Subordination Agreement with the Kapoor Trust and GE Capital, as agent for the Lenders. Pursuant to the Subordination Agreement, the Kapoor Trust and the Company agreed that the Subordinated Note payable to the Kapoor Trust was subordinated to the Credit Facility, except that so long as there was no event of default outstanding under the Credit Agreement, the Company could repay that debt in full if the repayment occurred by July 28, 2009.
     On February 19, 2009, GE Capital informed the Company that it was applying a reserve against availability which effectively restricted the Company’s borrowings under the Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised that it had applied this reserve due to concerns about financial performance, including the Company’s prospective compliance with certain covenants in the Credit Agreement for the quarter ended March 31, 2009.
     On March 31, 2009, the Company consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE Capital’s rights and obligations under the Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the Credit Agreement. Accordingly, GE is no longer the Company’s lender. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.
     In connection with the Assignment, on April 13, 2009, the Company entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) provided an extended cure period until July 22, 2009 for any event, other than specified types of “Material Defaults” listed in the Modification Agreement, which could constitute an Event of Default under the Credit Agreement, unless that period is terminated earlier due to the occurrence of a Material Default or as otherwise provided in the Modification Agreement, (iii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly, (iv) granted a security interest in and lien upon all the collateral under the Credit Agreement to the Kapoor Trust as security for the Subordinated Note, and (v) requires the Company, within 30 days after the date of the Modification Agreement, to enter into security documents consisting of a security agreement and mortgages (if requested by the Kapoor Trust) in form and substance substantially similar to the corresponding security documents under the Credit Agreement for the Kapoor Trust’s interest in connection with the Subordinated Note. The Modification Agreement also granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require the Company to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, the Company agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

     Pursuant to the Modification Agreement, on April 13, 2009 the Company granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, the Company has the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of its common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The estimated fair value of the Modification Warrant, using a Black-Scholes valuation model, is $1,357,747. This amount was capitalized as deferred financing costs and is included in other long term assets in the accompanying balance sheet.
     In 2008, the Company capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, the Company incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds, the Company expensed the total deferred financing costs of $1,454,000. In 2009, the Company capitalized $1,358,000 for the fair value of the Modification Warrant and $92,000 for other costs in association with the assignment of the Credit Facility.
NOTE I — COMMON STOCK ISSUANCE
     On March 8, 2006, the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five-year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remained outstanding as of March 31, 2009. The total price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
NOTE J — EARNINGS PER COMMON SHARE
     Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method. However, for the three-month periods ended March 31, 2009 and 2008, the assumed exercise of any of these securities would have been anti-dilutive and, accordingly, the diluted loss per share equals the basic loss per share for that period.
     The number of such shares as of March 31, 2009 and March 31, 2008 subject to warrants was 5,406,000 and 1,965,000, respectively. The number of such shares as of March 31, 2009 and March 31, 2008 subject to stock options was 3,741,000 and 4,448,000, respectively.
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

     Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED MARCH 31,
	2009	2008
REVENUES
Ophthalmic	$5,080	$5,953
Hospital Drugs & Injectables	4,528	5,082
Biologics & Vaccines	10,698	1,817
Contract Services	1,734	1,607

Total revenues	$22,040	$14,459

GROSS PROFIT
Ophthalmic	$1,008	$1,842
Hospital Drugs & Injectables	884	1,101
Biologics & Vaccines	3,371	368
Contract Services	99	436

Total gross profit	5,362	3,747
Operating expenses	14,379	8,972

Operating loss	(9,017)	(5,225)
Interest and other income (expense)	(218)	(316)
Write off of deferred financing costs	(1,454)	—

Loss before income taxes	$(10,689)	$(5,541)
     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
     (i) The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on DTPA sold to HHS in 2006. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
     (ii) In July 2008, the Company and MBL amended their Exclusive Distribution Agreement dated as of March 22, 2007 (the “MBL Distribution Agreement”) to: (i) allow the Company to destroy its remaining inventory of Td vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Td vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the purchase price of the Single-dose Product during the first year of the MBL Distribution Agreement by approximately 14.4%; (iii) reduce the Company’s purchase commitment for the second year by approximately 34.7%; and (iv) reduce the Company’s purchase commitment for the third year by approximately 39.5%.
     The Company was subsequently unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to MBL by February 27, 2009 under its MBL Distribution Agreement. While the Company made a partial payment of $1,000,000 to MBL on March 13, 2009, it would have also been unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, the Company entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which it agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010 (the “Settlement Payments”). In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, the Company became obligated to provide MBL with a standby letter of credit by April 12, 2009 to secure its obligation to pay amounts due to MBL (the “L/C”), and the Company was released from its obligation to further purchase Td vaccine products from MBL upon providing MBL with such L/C. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement, if the Company complied with the terms of the MBL

Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.
     On April 15, 2009, the Company entered into a Settlement Agreement with MBL (the “MBL Settlement Agreement”) to elaborate the MBL Letter Agreement. The MBL Settlement Agreement provides that the Company will pay MBL the Settlement Payments according to a monthly payment schedule through June 30, 2010. The MBL Settlement Agreement provides that MBL may only draw on the L/C if: (i) the Company fails to make any Settlement Payment when due, (ii) any Settlement Payment made is set aside or otherwise required to be repaid by MBL, or (iii) the Company becomes the debtor in a bankruptcy or other insolvency proceeding begun before October 6, 2010 and no replacement letter of credit has been issued prior to the expiration of the L/C.
     Also on April 15, 2009, the Company entered into an amendment to the MBL Distribution Agreement with MBL (the “MBL Amendment”). The MBL Amendment modified the MBL Distribution Agreement to, among other things, eliminate the Company’s future minimum purchase requirements under the MBL Distribution Agreement.
     On April 15, 2009, the Company entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for the Company’s payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that the Company will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of the Company’s obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement. Pursuant to the Reimbursement Agreement, the Company also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that the Company must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of its common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,051,353. This amount is recorded in supply agreement termination expenses in the accompanying statement of operations.
     The shares of the Company’s common stock issuable upon exercise of the Modification Warrant and the Reimbursement Warrant, along with those other warrants that may be issued under the Modification Agreement and Reimbursement Agreement and other shares of common stock held by EJ Funds, the Kapoor Trust and their affiliates, are subject to registration rights as set forth in the Modification Agreement. Under the Modification Agreement, the Company agreed to file a registration statement with the SEC within 75 days of the date of the Modification Agreement. The Company also agreed to continue the effectiveness of the registration statement until the earliest of the dates (i) all securities registrable thereunder have been sold, (ii) all such registrable securities may be sold in a single transaction by their holders to the public under Rule 144 under the Securities Act of 1933, and (iii) no shares of the Company’s common stock registered under the registration statement qualify as “registrable securities” thereunder.
     (iii) On January 29, 2009, Arthur S. Przybyl was notified he would no longer be the President and Chief Executive Officer of the Company. Mr. Przybyl’s Executive Employment Agreement dated April 24, 2006, which was filed with the SEC as Exhibit 10.1 to Akorn, Inc.’s Current Report on Form 8-K filed April 28, 2006, required the Company to pay severance under certain circumstances specified in the Executive Employment Agreement. The Company has advised Mr. Przybyl that it does not believe those circumstances occurred. Mr. Przybyl has demanded an arbitration to resolve these issues. Accordingly, the Company does not yet know whether it will ultimately pay Mr. Przybyl any severance or, if so, how much will be paid. The Company has also asserted claims against Mr. Przybyl.
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
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 67% and 69% of the Company’s gross revenues and 57% and 52% of net revenues for the three months ended March 31, 2009 and 2008, respectively. They accounted for approximately 65% and 73% of the gross accounts receivable balance as of March 31, 2009 and 2008, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     For the three months ended March 31, 2009, MBL (Td vaccine) accounted for 71% of the Company’s purchases. For the three months ended March 31, 2008, MBL (Td vaccine) and Draxis Pharma (supplier for IC Green) accounted for 77% and 11%, respectively, of the Company’s purchases.
     The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s ANDAs and New Drug Applications, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.
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
     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP SFAS No. 142-3 effective January 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

NOTE O — UNCONSOLIDATED JOINT VENTURE
     The Joint Venture Company launched its first commercialized product in the third quarter of 2008. The Joint Venture Company purchases product from Strides while the Company assists with the sales and product distribution/fulfillment functions. The Company and Strides each own a 50% interest in the Joint Venture Company.
     Operating results of the Joint Venture Company for the three months ended March 31, 2009 included revenue of $868,000, gross profit of $559,000 and net income of $120,000. The Company’s 50% share of the Joint Venture Company net income, $60,000, is reflected as part of other income on the Company’s statement of operations and statement of cash flows.

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
RESULTS OF OPERATIONS
     As a result of our lack of liquidity, limited capital resources, continued operating losses and accumulated debt, we have concluded there is substantial doubt as to our ability to continue as a going concern - see “Financial Condition and Liquidity” discussed below.
THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Ophthalmic segment	$5,080	$5,953
Hospital Drugs & Injectables segment	4,528	5,082
Biologics & Vaccines segment	10,698	1,817
Contract Services segment	1,734	1,607

Total revenues	$22,040	$14,459

     Consolidated revenues increased $7,581,000 or 52.4% in the quarter ended March 31, 2009 compared to the same period in 2008 mainly due to increased sales of Td vaccine.
     Vaccine sales increased by $8,881,000 primarily due to an increase in sales of our Td vaccine products as we increased our market share for Td vaccines. Ophthalmic segment revenues decreased 14.7%, or $873,000, primarily due to a $469,000 floor stock price adjustment for AktenTM and generally lower market demand. Hospital drugs and injectables segment revenues decreased 10.9% or $554,000 for the year, reflecting the decreased sales of anesthesia and antidote products. Contract services revenues increased by 7.9%, or $127,000, mainly due to increased order volumes on ophthalmic contract products.
     Consolidated gross profit was $5,362,000 or 24.3% for the first quarter of 2009 as compared to a gross profit of $3,747,000 or 25.9% in the same period a year ago mainly due to the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through efficiencies and cost reductions at our operating facilities.
     Selling, general and administrative (“SG&A”) expenses increased by $740,000 or 11.8%, during the quarter ended March 31, 2009 as compared to the same period in 2008. The key components of this increase in 2009 were $140,000 in increased legal fees, $240,000 due to increased building rental expense, and $331,000 in additional SFAS 123(R) stock option compensation expense related primarily to the accelerated vesting of our former CEO’s unvested stock options.
     In the first quarter of 2009, we recognized $5,830,000 in expense related to the settlement of our supply agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) which consisted of $4,750,000 in settlement payments, $1,051,000 in costs for warrants associated with a letter of credit guarantee for the $10,500,000 in total payments due MBL, and $29,000 in other related costs (see “Contractual Obligations” below).
     Research and development (“R&D”) expense decreased $1,399,000 or 58.9% in the quarter, to $977,000 from $2,376,000 for the same period in 2008. The first quarter 2008 R&D expense reflects a write-off of certain product related filing and license fees totaling $1,246,000.
     Net interest expense for the first quarter of 2009 was $278,000 versus net interest expense of $115,000 for the same period in 2008. This increase is primarily due to the interest payable on our subordinated note which commenced in the third quarter of 2008.
     For the three-month period ended March 31, 2009, the income tax provision was $2,000 versus income tax provision of $3,000 during the same period in 2008. This relates to minimum state income tax assessments.
     We reported a net loss of $10,691,000 for the three months ended March 31, 2009, versus a net loss of $5,544,000 for the same period in 2008 mainly due to higher SG&A and net interest expense, along with the 2009 expenses associated with the termination of our supply agreement with MBL, partially offset by increased sales volume and gross profit, along with lower R&D expense as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the three-month period ended March 31, 2009, we used $1,532,000 in cash from operations, primarily due to the $10,691,000 net loss and a $6,148,000 accounts receivable increase in line with higher sales, partially offset by a $3,993,000 increase in accounts payable and $4,750,000 in supply agreement termination liabilities associated with our Td vaccine supply agreement termination. In addition we had $1,454,000 in deferred financing cost write-offs along with non-cash depreciation, amortization, stock compensation and supply agreement termination expense totaling $3,551,000.

     During the three-month period ended March 31, 2008, we used $9,359,000 in cash from operations, primarily due to the net loss, a $6,868,000 change in working capital items mainly due to an increase in inventory and reduced accounts payable related to payments for vaccine inventory, offset by non-cash expenses of $1,807,000 for the period. Investing activities generated a $269,000 reduction in cash flow mainly due to capital expenditures for production equipment. Financing activities provided $5,107,000 in cash, primarily due to the $6,743,000 in proceeds from our then existing Credit Facility with Bank of America and $517,000 in proceeds from stock option and warrant exercises, partially offset by an increase in the restricted cash requirement of $2,050,000.
     As a result of our lack of liquidity, limited capital resources, continued operating losses and accumulated debt, we have concluded there is substantial doubt as to our ability to continue as a going concern. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis. Based on our operating plan, our existing working capital is not sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures, and working capital requirements without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.
Credit Facility
     On January 7, 2009, we entered into a Credit Agreement (“Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous credit agreement with Bank of America which expired on January 1, 2009. Pursuant to the Credit Agreement, the Lenders agreed, among other things, to extend loans to us under a revolving credit facility (including a letter of credit subfacility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). At our election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the Base Rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, we were to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, our obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default. The Credit Facility would have terminated, and all amounts outstanding thereunder would have been due and payable, on January 7, 2013, or on an earlier date as specified in the Credit Agreement.
     Also on January 7, 2009, in connection with the Credit Agreement, we entered into a Guaranty and Security Agreement (“Guaranty and Security Agreement”) with GE Capital, as agent for the Lenders and each other secured party thereunder. Pursuant to the Guaranty and Security Agreement, we had granted a security interest to GE Capital in the collateral described in the Guaranty and Security Agreement as security for the Credit Facility. Our obligations were secured by substantially all of our assets, excluding our ownership interest in Akorn-Strides, LLC and in certain licenses and other property in which assignments are prohibited by confidential provisions.
     In connection with the Credit Agreement, on January 7, 2009, we also entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing by us, in favor of GE Capital, relating to the real property owned by us located in Decatur, Illinois. The Mortgages granted a security interest in the two parcels of real property to GE Capital, as security for the Credit Facility.
     Also on January 7, 2009, in connection with the Credit Agreement, we entered into a Subordination Agreement with the Kapoor Trust and GE Capital, as agent for the Lenders. Pursuant to the Subordination Agreement, the Kapoor Trust agreed that our debt pursuant to the Subordinated Promissory Note dated as of July 28, 2008, in the principal amount of $5,000,000 (“Subordinated Note”) payable to the Kapoor Trust was subordinated to the Credit Facility, except that so long as there was no event of default outstanding under the Credit Agreement, we could repay the Subordinated Note in full if the repayment occurred by July 28, 2009.
     On February 19, 2009, GE Capital informed us that it was applying a reserve against availability which effectively restricted our borrowings under the Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised that it was applying this reserve due to concerns about financial performance, including our prospective compliance with certain covenants in the Credit Agreement for the quarter ended March 31, 2009.
          On March 31, 2009, we consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE Capital’s rights and obligations under the Credit Agreement. Pursuant to the

Assignment, EJ Funds became the agent and lender under the Credit Agreement. Accordingly, GE Capital is no longer our lender. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.
          In connection with the Assignment, on April 13, 2009, we entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) provided an extended cure period until July 22, 2009 for any event, other than specified types of “Material Defaults” listed in the Modification Agreement, which could constitute an Event of Default under the Credit Agreement, unless that period is terminated earlier due to the occurrence of a Material Default or as otherwise provided in the Modification Agreement, (iii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly, (iv) granted a security interest in and lien upon all the collateral under the Credit Agreement to the Kapoor Trust as security for the Subordinated Note, and (v) requires us, within 30 days after the date of the Modification Agreement, to enter into security documents consisting of a security agreement and mortgages (if requested by the Kapoor Trust) in form and substance substantially similar to the corresponding security documents under the Credit Agreement for the Kapoor Trust’s interest in connection with the Subordinated Note. The Modification Agreement also granted EJ Funds the right to require us to nominate two directors to serve on our Board of Directors. The Kapoor Trust is entitled to require us to nominate a third director under our Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, we agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.
          Pursuant to the Modification Agreement, on April 13, 2009 we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of our common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The estimated fair value of the Modification Warrant, using a Black-Scholes valuation model, is $1,357,747. This amount was capitalized as deferred financing costs and is included in other long term assets in the accompanying balance sheet.
Subordinated Debt
     On July 28, 2008, we borrowed $5,000,000 from the Kapoor Trust in return for issuing the trust a Subordinated Note. The note accrues interest at a rate of 15% per year and is due and payable on July 28, 2009. The proceeds from this note were used in conjunction with the amended MBL Distribution Agreement, which resulted in favorable pricing and reduced purchase commitments (see also Note L — Commitments and Contingencies).
CONTRACTUAL OBLIGATIONS
     In July 2008, we amended our Exclusive Distribution Agreement with MBL dated as of March 22, 2007 (the “MBL Distribution Agreement”) to: (i) allow us to destroy our remaining inventory of Tetanus Diphtheria vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Tetanus Diphtheria vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the purchase price of the Single-dose Product during the first year of the MBL Distribution Agreement by approximately 14.4%; (iii) reduce our purchase commitment for the second year by approximately 34.7%; and (iv) reduce our purchase commitment for the third year by approximately 39.5%.
     We were subsequently unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to MBL by February 27, 2009 under the MBL Distribution Agreement. While we made a partial payment of $1,000,000 to MBL on March 13, 2009, we were unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, we entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which we agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010 (the “Settlement Payments”). In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we became obligated to provide MBL with a standby letter of credit to secure our obligation to pay amounts due to MBL (the “L/C”), and we were released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such L/C. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement if we complied with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.
     On April 15, 2009, we entered into a Settlement Agreement with MBL (the “MBL Settlement Agreement”) to elaborate the MBL Letter Agreement. The MBL Settlement Agreement provides that we will pay MBL the Settlement Payments according to a monthly payment schedule through June 30, 2010. The MBL Settlement Agreement provides that MBL may only draw on the L/C if: (i) we fail to make any Settlement Payment when due, (ii) any Settlement Payment made is set aside or otherwise required to be repaid by MBL, or (iii) we become the debtor in a bankruptcy or other insolvency proceeding begun before October 6, 2010 and no replacement letter of credit has been issued prior to the expiration of the L/C.
     Also on April 15, 2009, we entered into an amendment to the MBL Distribution Agreement with MBL (the “MBL Amendment”). The MBL Amendment modified the MBL Distribution Agreement to, among other things, eliminate our future minimum purchase requirements under the MBL Distribution Agreement.
     On April 15, 2009, we also entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that we will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of our obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement. Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that we must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of our common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,051,353. This amount is recorded in supply agreement termination expenses in the accompanying statement of operations.
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
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the application of the critical accounting policies since December 31, 2008.

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
     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 effective January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.
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
     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP SFAS No. 142-3 effective January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are not subject to market risk associated with changes in interest rates as our interest rates on the Subordinated Note and the Credit Facility are both fixed interest rates.
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
     The fair value of the debt obligations approximated the recorded value as of March 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the Interim CEO and CFO, has concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
     In the fiscal quarter ended March 31, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On April 3, 2009, our former President and Chief Executive Officer, Arthur Przybyl, filed a demand for arbitration against the Company under his April 24, 2006 Executive Employment Agreement (the “Employment Agreement”). A copy of the Employment Agreement is Exhibit 10.1 to the Current Report on Form 8-K we filed with the SEC on April 28, 2006. Mr. Przybyl initiated this arbitration with the Chicago, Illinois office of the American Arbitration Association under an arbitration provision in the Employment Agreement.
     In his arbitration demand, Mr. Przybyl seeks severance and related benefits that would have been payable under the Employment Agreement were Mr. Przybyl terminated without cause and he met additional requirements. Severance would have included 18 months of Mr. Przybyl’s base salary and a cash bonus equal to 1.5 times the average of the last two annual bonuses received by Mr. Przybyl. The salary component would have been $715,500 and, because Mr. Przybyl received no bonus for 2007 or 2008, we believe the bonus component would have been $0. Mr. Przybyl’s arbitration demand states that he seeks more than $1,250,000.
     We originally anticipated that we would pay severance to Mr. Przybyl. However, we later concluded that we had grounds for terminating Mr. Przybyl for “good cause” as that term is defined in the Employment Agreement. Accordingly, we advised Mr. Przybyl about that conclusion, after which Mr. Przybyl initiated the arbitration. In our response to Mr. Przybyl’s claim that we filed in the arbitration, we asserted counterclaims against Mr. Przybyl for (among other things) breach of contract and breach of fiduciary duty. We seek affirmative monetary relief under our counterclaims. The arbitration is in its very early stages, and no arbitration hearing date has been set.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 30, 2009.
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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of March 31, 2009, we are aware of the sale of 20,554,359 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
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

Exhibit
No.	Description
(4.1)	Akorn, Inc. Common Stock Purchase Warrant, dated April 13, 2009, in favor of EJ Funds LP, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

(4.2)	Modification, Warrant and Investor Rights Agreement, dated April 13, 2009, among Akorn, Inc., Akorn (New Jersey), Inc., and EJ Funds LP, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

(4.3)	Akorn, Inc. Common Stock Purchase Warrant, dated April 15, 2009, in favor of John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on April 21, 2009.

(10.1)	Credit Agreement dated January 7, 2009, by and between Akorn, Inc., Akorn (New Jersey), Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on January 9, 2009.

(10.2)Ω	Letter Agreement dated March 27, 2009 between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.72 to Akorn, Inc’s report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 30, 2009.

(10.3)	Memorandum of Agreement, dated March 31, 2009, among EJ Funds LP, Akorn Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

(10.4)	Assignment, dated March 31, 2009, among General Electric Capital Corporation, EJ Funds LP, Akorn, Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

(10.5)	Reimbursement and Warrant Agreement, dated April 15, 2009, among Akorn, Inc. Akorn (New Jersey), Inc., John N. Kapoor Trust dated 09/20/89, and EJ Funds LP, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

(10.6)Ω	Settlement Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

(10.7)Ω	Fourth Amendment to Exclusive Distribution Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ JEFFREY A. WHITNELL

Jeffrey A. Whitnell
Sr. Vice President, Chief Financial Officer
(Duly Authorized and Principal Financial Officer)
Date: May 11, 2009