Form 10-Q
period 2009-06-30
AKORN INC
filed 2009-08-17
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
Yes ☐            No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     At July 31, 2009 there were 90,293,178 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	JUNE 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,019	$1,063
Trade accounts receivable (less allowance for doubtful accounts of $18 and $22, respectively)	9,044	6,529
Other receivable	—	1,221
Inventories	24,607	30,163
Prepaid expenses and other current assets	986	1,770

TOTAL CURRENT ASSETS	35,656	40,746
PROPERTY, PLANT AND EQUIPMENT, NET	32,839	34,223
OTHER LONG-TERM ASSETS
Intangibles, net	5,353	6,017
Deferred financing costs	1,391	272
Other	1,561	1,071

TOTAL OTHER LONG-TERM ASSETS	8,305	7,360

TOTAL ASSETS	$76,800	$82,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$5,239	$8,795
Accrued compensation	1,158	1,070
Accrued expenses and other liabilities	3,077	2,906
Short term subordinated debt — related party	5,742	5,332
Revolving line of credit — related party	5,509	—
Warrants liability — related party	2,719	—
Supply agreement termination costs	4,750	—

TOTAL CURRENT LIABILITIES	28,194	18,103
LONG-TERM LIABILITIES
Lease incentive obligation	1,394	1,484
Product warranty liability	1,299	1,299
Other long-term liabilities	825	—

TOTAL LONG-TERM LIABILITIES	3,518	2,783
TOTAL LIABILITIES	31,712	20,886

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 90,244,618 and 90,072,662 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	171,903	170,617
Warrants to acquire common stock	2,731	2,731
Accumulated deficit	(129,546)	(111,905)

TOTAL SHAREHOLDERS’ EQUITY	45,088	61,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,800	$82,329

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenues	$16,300	$21,229	$38,340	$35,688
Cost of sales	14,634	16,402	31,311	27,114

GROSS PROFIT	1,667	4,827	7,029	8,574
Selling, general and administrative expenses	5,832	5,914	12,829	12,171
Supply agreement termination expenses	99	—	5,929	—
Amortization of intangibles	339	338	914	677
Research and development expenses	1,691	1,225	2,668	3,601

TOTAL OPERATING EXPENSES	7,961	7,477	22,340	16,449

OPERATING LOSS	(6,294)	(2,650)	(15,311)	(7,875)
Write-off and amortization of deferred financing costs	(98)	—	(1,552)	—
Interest expense, net	(376)	(169)	(654)	(284)
Equity in earnings of unconsolidated joint venture	128	—	188	—
Change in fair value of warrants liability	(310)	—	(310)	—
Other expense	—	—	—	(201)

LOSS BEFORE INCOME TAXES	(6,950)	(2,819)	(17,639)	(8,360)
Income tax provision	—	—	2	3

NET LOSS	$(6,950)	$(2,819)	$(17,641)	$(8,363)

NET LOSS PER SHARE:
BASIC	$(0.08)	$(0.03)	$(0.20)	$(0.09)

DILUTED	$(0.08)	$(0.03)	$(0.20)	$(0.09)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	90,218	89,204	90,161	89,129

DILUTED	90,218	89,204	90,161	89,129

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
UNAUDITED
(In Thousands)

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Six Months Ended June 30, 2009	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$(111,905)	$61,443

Net loss	—	—	—	(17,641)	(17,641)
Employee stock purchase plan issuances	73	90	—	—	90
Amortization of deferred compensation related to restricted stock awards	99	193	—	—	193
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	—	(47)	—	—	(47)
Stock-based compensation expense	—	1,050	—	—	1,050

BALANCES AT JUNE 30, 2009	90,245	$171,903	$2,731	$(129,546)	$45,088

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Six Months Ended June 30, 2008	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$2,795	$(103,966)	$64,658

Net loss	—	—	—	(8,363)	(8,363)
Exercise of warrants into common stock	50	101	(64)	—	37
Exercise of stock options	189	511	—	—	511
Employee stock purchase plan issuances	17	103	—	—	103
Amortization of deferred compensation related to restricted stock awards	66	358	—	—	358
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	—	(158)	—	—	(158)
Stock-based compensation expense	—	891	—	—	891

BALANCES AT JUNE 30, 2008	89,223	$167,635	$2,731	$(112,329)	$58,037

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30
	2009	2008
OPERATING ACTIVITIES
Net loss	$(17,641)	$(8,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,848	2,222
Amortization of deferred financing fees	1,552	—
Non-cash stock compensation expense	1,243	1,249
Non-cash supply agreement termination expense	1,051	—
Non-cash change in fair value of warrants liability	310	—
Equity in earnings of unconsolidated joint venture	(188)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,515)	(5,989)
Inventories	5,556	5,720
Prepaid expenses and other current assets	574	140
Other long-term assets	—	1,246
Supply agreement termination liabilities	4,750	—
Trade accounts payable	(3,556)	(9,639)
Other long-term liabilities	825	—
Accrued expenses and other liabilities	579	362

NET CASH USED IN OPERATING ACTIVITIES	(4,612)	(13,052)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(642)	(1,420)
Purchase of product licensing rights	(250)	—

NET CASH USED IN INVESTING ACTIVITIES	(892)	(1,420)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(208)
Restricted cash for revolving credit agreement	—	(2,050)
Loan origination fees — new revolving line of credit	(1,313)	—
Proceeds from line of credit	5,509	9,658
Proceeds from exercise of stock warrants	—	37
Proceeds under stock option and stock purchase plans	1,264	456

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,460	7,893

DECREASE IN CASH AND CASH EQUIVALENTS	(44)	(6,579)
Cash and cash equivalents at beginning of period	1,063	7,948

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,019	$1,369

SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$227	$366
Amount paid for income taxes	$3	$3
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
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009.
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
     Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by product and by customer in some cases. The Company estimates its sales returns reserve based on a historical percentage of returns to sales. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date.
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
Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the three and six month periods ended June 30, 2009 includes the portion vesting during those periods for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.
Under SFAS No. 123(R), stock compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123(R). Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. Also, under SFAS No. 123(R), the Company is required to estimate forfeitures at the time of grant and revise in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, the Company decided to revise its estimate from 10% used in 2006 and 2007 to 13% as an estimated forfeiture rate for 2008 and 2009.
Stock compensation expense related to options of $255,000 and $1,050,000 was recognized during the three and six-month periods ended June 30, 2009, respectively. Stock compensation expense related to options of $427,000 and $891,000 was recognized during the three and six-month periods ended June 30, 2008. For stock compensation expense related to options issued prior to January 1, 2006, the Company used the multiple award method for allocating the compensation cost to each period. For stock compensation expense related to options issued on or after January 1, 2006, concurrent with the adoption of SFAS 123(R), the Company has elected to use the single-award method for allocating the compensation cost to each period.

The weighted-average assumptions used in estimating the fair value of the stock options granted during the three months ended June 30, 2009 and 2008, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JUNE 30, 2009	JUNE 30, 2008

Expected volatility	80%	46%
Expected life (in years)	3.9	4.0
Risk-free interest rate	2.2%	3.2%
Dividend yield	—	—
Fair value per stock option	$0.56	$1.54
Forfeiture rate	13%	10%
A summary of stock-based compensation activity within the Company’s stock-based compensation plans for the six-month period ended June 30, 2009 is as follows:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Contractual Term	Intrinsic Value
	(in thousands)	Exercise Price	(Years)	(in thousands)

Outstanding at December 31, 2008	3,684	$5.20	2.56	$44
Granted	1,027	$1.03
Exercised	—	—
Forfeited	(1,301)	$5.13

Outstanding at June 30, 2009	3,410	$3.97	2.89	$242

Exercisable at June 30, 2009	1,830	$5.10	1.73	$11

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. No stock options were exercised during the first six months of 2009.
The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant any restricted stock awards during the second quarter of 2009. As of June 30, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $138,000. The Company recognized compensation expense of $33,000 and $193,000 during the three and six-month periods ended June 30 2009, related to outstanding restricted stock awards. The Company recognized compensation expense of $133,000 and $358,000 during the three and six-month periods ended June 30 2008, related to outstanding restricted stock awards.
The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2008	125	$5.74
Granted	55	2.19
Vested	(155)	4.22

Nonvested at June 30, 2009	25	7.34

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
     The provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the statements of operations with the exception of the allowance for doubtful accounts which is reflected as part of selling, general and administrative expense. The ending reserve amounts are included in trade accounts receivable in the accompanying balance sheets.
     Net trade accounts receivable consists of the following at (in thousands):

	JUNE 30,	DECEMBER 31,
	2009	2008
Gross accounts receivable	$17,563	$18,723
Less:
Allowance for doubtful accounts	(18)	(22)
Returns reserve	(3,170)	(2,539)
Discount and allowances reserve	(326)	(322)
Chargeback and rebates reserves	(5,005)	(9,311)

Net trade accounts receivable	$9,044	$6,529

     For the three-month periods ended June 30, 2009 and 2008, the Company recorded chargeback and rebate expense of $6,350,000 and $7,866,000, respectively. For the six-month periods ended June 30, 2009 and 2008, the Company recorded chargeback and rebate expense of $13,940,000 and $16,176,000, respectively. These decreases for both the three and six month periods were primarily due to a favorable sales mix of lower chargeback products in 2009.
     For the three-month periods ended June 30, 2009 and 2008, the Company recorded a provision for product returns of $2,788,000 and $853,000 respectively. For the six-month periods ended June 30, 2009 and 2008, the Company recorded a provision for product returns of $3,320,000 and $950,000, respectively. The increase in the product returns was primarily due to a provision of $863,000 related to the Company’s Akten® ophthalmic solution product, $242,000 in additional returns for a product recall on the Company’s Cyanide Antidote Kits due to a supplier syringe recall, lower than anticipated market pull through on Ophthalmic products and also to reflect increased returns anticipated from wholesalers on certain other products. Akten® was launched in October 2008 and the significant returns were not previously anticipated as the Company had expected to capture significant market share based on the product’s attributes. The Company has commenced a trial sampling and price reduction program along with additional field sales coverage for key users to stimulate market demand for this product.
     For the three-month periods ended June 30, 2009 and 2008, the Company recorded a net benefit for doubtful accounts of $11,000 and a net provision for doubtful accounts of $2,000, respectively. For the six-month periods ended June 30, 2009 and 2008, the Company recorded a net benefit for doubtful accounts of $4,000 and a net provision for doubtful accounts of $0, respectively.

     For the three-month periods ended June 30, 2009 and 2008, the Company recorded a provision for cash discounts of $358,000 and $400,000, respectively. This decrease primarily relates to the decrease in sales for the quarter. For the six-month periods ended June 30, 2009 and 2008, the Company recorded a provision for cash discounts of $867,000 and $791,000, respectively. This increase primarily relates to the increase in sales for the respective six month periods.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2009	2008
Finished goods	$13,943	$21,000
Work in process	2,040	1,802
Raw materials and supplies	8,624	7,361

	$24,607	$30,163

     The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at June 30, 2009 and December 31, 2008 is reported net of these reserves of $855,000 and $1,179,000, respectively, primarily related to finished goods. At June 30, 2009, the Company had $864,000 in its ending inventory for raw material related to its generic oral Vancomycin capsule product. The Company has not yet received U.S. Food and Drug Administration (“FDA”) approval, however it believes that FDA approval is probable and it will be able to fully realize the costs of this inventory upon FDA approval.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2009	2008
Land	$396	$396
Buildings and leasehold improvements	19,993	19,607
Furniture and equipment	46,438	46,297

	66,827	66,300
Accumulated depreciation	(34,300)	(32,710)

	32,527	33,590
Construction in progress	312	633

Property, plant, & equipment, net	$32,839	$34,223

NOTE H — FINANCING ARRANGEMENTS
Subordinated Note Payable
     On July 28, 2008, the Company borrowed $5,000,000 from The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note (“Subordinated Note”). The Subordinated Note accrues interest at a rate of 15% per year and was due and payable on July 28, 2009. The proceeds from the Subordinated Note were used in conjunction with the amended MBL Distribution Agreement that was negotiated with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) on July 14, 2008, which resulted in favorable pricing and reduced purchase commitments for the Company (see also Note L – Commitments and Contingencies). This debt was refinanced on August 17, 2009 (see Note P – Subsequent Events).
Credit Facility
     On January 7, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace its previous credit agreement with Bank of America which expired on January 1, 2009, which, as is more fully discussed below, was subsequently assigned. Pursuant to the Credit Agreement, the Lenders agreed, among other things, to extend loans to the Company under a revolving credit facility (including a letter of credit subfacility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). At the Company’s election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the Base Rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, the Company was to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, the Company’s obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.
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
     In connection with the Credit Agreement, on January 7, 2009, the Company also entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing by the Company, in favor of GE Capital, relating to the real property owned by the Company located in Decatur, IL. The mortgage granted a security interest in the two parcels of real property to GE Capital, as security for the Credit Facility.
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
     Pursuant to the Modification Agreement, on April 13, 2009, the Company granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, the Company has the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of its common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The estimated fair value of the Modification Warrant, using a Black-Scholes valuation model, is $1,532,000 at June 30, 2009.
     As of March 31, 2009, the Company classified the estimated fair value of the Modification Warrant and the warrants to be issued in conjunction with its Reimbursement and Warrant Agreement (see Note L – Commitments and Contingencies) as a component of warrants to be issued within shareholder’s equity, but has subsequently determined the warrants should be classified as a current liability in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. This reclassification is a result of the requirement that the shares to be issued upon exercise of the warrants be registered shares which cannot be absolutely assured.
     The fair value of these warrants increased from $2,409,000 at March 31, 2009 to approximately $2,719,000 as of June 30, 2009 and this $310,000 increase in the fair value of the warrants liability was reflected as a non-operating expense item in the Company’s condensed consolidated statement of operations. Future increases or decreases in the fair value of these warrants will be recorded in a similar manner.
     In 2008, the Company capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, the Company incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds, the Company expensed the total deferred financing costs of $1,454,000. In 2009, the Company capitalized $1,358,000 for the fair value of the Modification Warrant and $131,000 for other costs in association with the assignment of the Credit Facility. The Company is amortizing the fees associated with the Credit Facility assignment on a straight-line basis over the remaining term of the Credit Facility which amounted to $98,000 in amortization for the three months ended June 30, 2009.
NOTE I — COMMON STOCK ISSUANCE
     On March 8, 2006, the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five-year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remained outstanding as of June 30, 2009. The total price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
NOTE J — EARNINGS PER COMMON SHARE
     Basic net loss per common share is based upon weighted average number of common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method. However, for the three-month periods ended June 30, 2009 and 2008 and the six-month periods ended June 30, 2009 and 2008, the assumed exercise of any of these securities would have been anti-dilutive and, accordingly, the diluted loss per share equals the basic loss per share for that period.
     The number of such shares as of June 30, 2009 and June 30, 2008 subject to warrants was 5,406,000 and 1,965,000, respectively. The number of such shares as of June 30, 2009 and June 30, 2008 subject to stock options was 3,410,000 and 4,399,000, respectively.
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
     Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
REVENUES
Ophthalmic	$2,984	$4,288	$8,064	$10,241
Hospital Drugs & Injectables	3,306	4,851	7,834	9,933
Biologics & Vaccines	7,831	10,002	18,529	11,819
Contract Services	2,179	2,088	3,913	3,695

Total revenues	$16,300	$21,229	$38,340	$35,688

GROSS PROFIT (LOSS)
Ophthalmic	$(457)	$968	$551	$2,810
Hospital Drugs & Injectables	226	1,328	1,110	2,429
Biologics & Vaccines	1,661	1,786	5,032	2,154
Contract Services	237	745	336	1,181

Total gross profit	1,667	4,827	7,029	8,574
Operating expenses	7,961	7,477	22,340	16,449

Operating loss	(6,294)	(2,650)	(15,311)	(7,875)
Interest & other expense	(656)	(169)	(2,328)	(485)

Loss before income taxes	$(6,950)	$(2,819)	$(17,639)	$(8,360)

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Intersegment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.
NOTE L — COMMITMENTS AND CONTINGENCIES
     (i) The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
     (ii) The Company has negotiated a payment deferral of $825,000 for product development milestone fees with one of its development partners. The Company will pay these fees during the second half of 2010.

     (iii) In July 2008, the Company and MBL amended their Exclusive Distribution Agreement dated as of March 22, 2007 (the “MBL Distribution Agreement”) to: (i) allow the Company to destroy its remaining inventory of Td vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Td vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the purchase price of the Single-dose Product during the first year of the MBL Distribution Agreement by approximately 14.4%; (iii) reduce the Company’s purchase commitment for the second year by approximately 34.7%; and (iv) reduce the Company’s purchase commitment for the third year by approximately 39.5%.
     The Company was subsequently unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to MBL by February 27, 2009 under its MBL Distribution Agreement. While the Company made a partial payment of $1,000,000 to MBL on March 13, 2009, it would have also been unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, the company entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which it agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010 (the “Settlement Payments”). In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, the Company became obligated to provide MBL with a standby letter of credit (the “L/C”) by April 12, 2009 to secure its obligation to pay amounts due to MBL, and the Company was released from its obligation to further purchase Td vaccine products from MBL upon providing MBL with such L/C. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement, if the Company complied with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.
     On April 15, 2009, the Company entered into a Settlement Agreement with MBL (the “MBL Settlement Agreement”) to elaborate the MBL Letter Agreement. The MBL Settlement Agreement provides that the Company will pay MBL the Settlement Payments according to a monthly payment schedule through June 30, 2010. The MBL Settlement Agreement provides that MBL may only draw on the L/C if: (i) the Company fails to make any Settlement Payment when due, (ii) any Settlement Payment made is set aside or otherwise required to be repaid by MBL, or (iii) the Company becomes the debtor in a bankruptcy or other insolvency proceeding begun before October 6, 2010 and no replacement letter of credit has been issued prior to the expiration of the L/C. The Company has made timely payments on all Settlement Payments to date.
     Also on April 15, 2009, the Company entered into an amendment to the MBL Distribution Agreement with MBL (the “MBL Amendment”). The MBL Amendment modified the MBL Distribution Agreement to, among other things, eliminate the Company’s future minimum purchase requirements under the MBL Distribution Agreement.
     On April 15, 2009, the Company entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for the Company’s payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that the Company will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of the Company’s obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement. Pursuant to the Reimbursement Agreement, the Company also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that the Company must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of its common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,187,000 at June 30, 2009.
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
     (iv) On January 29, 2009, Arthur S. Przybyl was notified he would no longer be the President and Chief Executive Officer of the Company. Mr. Przybyl’s Executive Employment Agreement dated April 24, 2006, which was filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2006, required the Company to pay severance under certain circumstances specified in the Executive Employment Agreement. The Company has advised Mr. Przybyl that it does not believe those circumstances occurred. Mr. Przybyl has demanded an arbitration to resolve these issues. Accordingly, the Company does not yet know whether it will ultimately pay Mr. Przybyl any severance or, if so, how much will be paid. The Company has also asserted claims against Mr. Przybyl.
     (v) The Company manufactures and distributes finished drug products within the jurisdiction of several regulatory authorities — two of which are the U.S. Food and Drug Administration (FDA) and the U.S. Drug Enforcement Agency (DEA). Failure to comply with respective regulatory criteria could result in material impact to the Company (e.g. withholding of product approvals, interruption to operations, product recalls and/or seizure). To date, Akorn continues to operate within this jurisdiction, having undergone two cGMP inspections by the FDA during 2009 — one inspection at each of its two manufacturing sites. The Company received no observations at its Somerset, New Jersey facility and is in the process of responding to observations at its Decatur, Illinois and will work with the FDA to resolve any open questions. No adverse impact to the Company has occurred to date, from these inspections.
     (vi) The Company is a party in other legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company at this time does not believe that such proceedings will have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 59% and 60% of the Company’s gross revenues and 54% and 48% of net revenues for the three months ended June 30, 2009 and 2008, respectively. They accounted for approximately 56% and 54% of the gross accounts receivable balance as of June 30, 2009 and December 31, 2008, respectively. These three customers accounted for 63% and 64% of the Company’s gross revenues and 56% and 49% of net revenues for the six months ended June 30, 2009 and 2008, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     For the three months ended June 30, 2009, Alcan Global Pharma Packaging, Colbert Packaging Corporation, Intrapac Corporation and Interchem Corporation accounted for 13%, 14%, 14% and 15% of the Company’s purchases, respectively. Colbert Packaging Corporation accounted for 16% of the Company’s purchases in the three months ended June 30, 2008. For the six months ended June 30, 2009, MBL (supplier for vaccine products) accounted for 58% of the Company’s purchases. For the six months ended June 30, 2008, MBL and Draxis Pharma (supplier for IC Green) accounted for 61% and 11% of the Company’s purchases, respectively.
     The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s Abbreviated New Drug Applications and New Drug Applications (“NDAs”), only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delayed the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 effective January 1, 2008 and the adoption did not have a material impact on the Company’s results of operation or financial position.
     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.
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
     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not believe that FSP SFAS No. 142-3 will have a material impact on its financial statements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. and APB 28-1 requires entities to provide disclosure of the fair value of all financial instruments, for which it is practicable to estimate that value, in interim reporting periods as well as in annual financial statements. As of June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, which was effective for interim periods ending after June 15, 2009. The Company’s cash, accounts receivable, accounts payable and debt obligations approximate fair value at June 30, 2009.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. The Company adopted this standard as of June 30, 2009 and considered the accounting and disclosure of events occurring after the balance sheet date through the date and time the Company’s financial statements were issued on August 17, 2009. The adoption of this standard did not have an impact on the Company’s financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS No. 162” (“SFAS 168”) to become the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretations of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
NOTE O — UNCONSOLIDATED JOINT VENTURE
     The Joint Venture Company launched its first commercialized product in the third quarter of 2008. The Joint Venture Company purchases product from Strides while the Company assists with the sales and product distribution/fulfillment functions. The Company and Strides each own a 50% interest in the Joint Venture Company.
     Operating results of the Joint Venture Company for the three months ended June 30, 2009 included revenue of $1,895,000, gross profit of $401,000 and net income of $256,000. For the six months ended June 30, 2009, operating results included revenue of $2,763,000, gross profit of $960,000 and net income of $376,000. The Company’s 50% share of the Joint Venture Company net income, $128,000 and $188,000 for the three and six month periods ended June 30, 2009, respectively, is reflected as equity in earnings of unconsolidated joint venture on the Company’s statement of operations and statement of cash flows.

     As of June 30, 2009 and December 31, 2008, the Joint Venture Company owed the Company $312,000 and $210,000, respectively, related to sales and product distribution/fulfillment functions.
NOTE P — SEVERANCE CHARGES
     During the second quarter, management restructured its operations resulting in the elimination of approximately 25 positions as part of a broad cost reduction emphasis for the Company. Severance charges of $493,000 were recorded for the quarter ended June 30, 2009 and were primarily related to the elimination of operational and administrative positions and changes in the senior executive team. The charges were recorded in selling, general and administrative expenses on the statement of operations. The remaining severance obligation at June 30, 2009 of $387,000 will be paid during 2009 and 2010.
NOTE Q — SUBSEQUENT EVENTS
     On August 17, 2009 the Company completed negotiations with EJ Funds for additional capacity on its Revolver, increasing the loan commitment from $5,650,000 to $10,000,000. The Revolver is secured by the assets of the Company and is not subject to debt covenants until April 1, 2010. In connection with this loan commitment increase, the Company will issue EJ Funds 1,560,619 warrants to purchase its common stock at an exercise price of $1.16, the closing price of the Company’s stock on August 14, 2009. The estimated fair value of these warrants, using a Black-Scholes valuation model, is $1,170,000 and this amount will be capitalized as financing costs and amortized over the remaining term of the Revolver.
     On August 17, 2009 the Company also refinanced its $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 has been increased to $5,853,267 to include accrued interest through August 16, 2009 and the annual interest rate of 15% has remained unchanged. The term of the Subordinated Note has been extended by an additional five years and is now due and payable on August 17, 2014. As part of this refinancing agreement, the Company will issue the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16, the closing price of the Company’s stock on August 14, 2009. The estimated fair value of these warrants, using a Black-Scholes valuation model, is $1,575,000 and this amount will be capitalized as financing costs and amortized over the term of the subordinated debt.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2009	2008
Ophthalmic segment	$2,984	$4,288
Hospital Drugs & Injectables segment	3,306	4,851
Biologics & Vaccines segment	7,831	10,002
Contract Services segment	2,179	2,088

Total revenues	$16,300	$21,229

     Consolidated revenues decreased $4,929,000 or 23.2% in the quarter ended June 30, 2009 compared to the same period in 2008 mainly due to decreased sales of Td vaccine and overall lower sales to wholesalers combined with significant reserve provisions for product returns as discussed below.
     Ophthalmic segment revenues decreased 30.4%, or $1,304,000, primarily due to a provision of $863,000 we recorded to recognize a significant return of our Akten® ophthalmic solution product and also overall less favorable wholesaler returns experience. Akten® was launched in October 2008 and the significant returns were not previously anticipated as we had expected to capture significant market share based on the product’s attributes. We commenced a trial sampling and price reduction program in the May/June period to stimulate market demand for this NDA product and do not expect additional significant returns of the product. Hospital drugs and injectables segment revenues decreased 31.8% or $1,545,000 reflecting the decreased sales volume of anesthesia and antidote products and the impact of a supplemental $242,000 returns reserve related to a recall of our Cyanide Antidote Kit due to a recall of a supplier’s syringe used in the kit. Vaccine sales for this quarter decreased by $2,171,000 versus the prior year period primarily due to quarterly sales variations in our Td vaccine products as first quarter sales were very strong at $10,698,000. Contract services revenues increased by 4.4%, or $91,000, mainly due to increased order volumes on ophthalmic contract products.
     Consolidated gross profit was $1,667,000 or 10.2% for the second quarter of 2009 as compared to a gross profit of $4,827,000 or 22.7% in the same period a year ago mainly due to lower hospital drug and injectable sales to wholesalers, the impact of $1,311,000 million increase in the product returns reserve for ophthalmics and hospital drugs and injectables, and the mix towards lower margin hospital drugs and injectables and contract manufacturing products. We continue to seek margin enhancement opportunities through our product offerings and efficiencies directed at reducing our product returns expense as well as efficiencies and cost reductions in our operating facilities.
     Selling, general and administrative (“SG&A”) expenses decreased by $82,000 or 1.4%, during the quarter ended June 30, 2009 as compared to the same period in 2008. We implemented cost reduction measures including personnel reductions and reduced travel costs that were partially offset by severance costs of $493,000 in the three months ended June 30, 2009.
     In the three months ended June 30, 2009, we recognized an additional $99,000 in legal fees related to the termination of our supply agreement with MBL.
     Research and development (“R&D”) expense increased $466,000 or 38.0% in the quarter, to $1,691,000 from $1,225,000 for the same period in 2008 mainly due to the timing of product development milestone expenses.
     Net interest expense for the second quarter of 2009 was $376,000 versus $169,000 for the same period in 2008. This increase is primarily due to interest on our subordinated note which commenced in the third quarter of 2008. Also included in non-operating expenses for the second quarter of 2009 was $98,000 for amortization of deferred finance costs related to the credit facility and $310,000 for the change in the fair value of the warrants liability.

     For the three-month period ended June 30, 2009, the income tax provision was $2,000 versus income tax provision of $3,000 during the same period in 2008. This relates to minimum state income tax assessments.
     We reported a net loss of $6,950,000 for the three months ended June 30, 2009, versus a net loss of $2,819,000 for the same period in 2008 mainly due to the decreased sales volume and gross profit along with higher R&D expense, net interest expense and other non-operating expenses as discussed above.
SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2009	2008
Ophthalmic segment	$8,064	$10,241
Hospital Drugs & Injectables segment	7,834	9,933
Biologics & Vaccines segment	18,529	11,819
Contract Services segment	3,913	3,695

Total revenues	$38,340	$35,688

     Consolidated revenues increased $2,652,000 or 7.4% for the six months ended June 30, 2009 compared to the same period in 2008.
     Ophthalmic segment revenues decreased $2,177,000 or 21.3%, primarily due to a provision of $863,000 we recorded to recognize a significant return of our Akten® ophthalmic solution product and also overall less favorable wholesaler returns experience. Akten® was launched in October 2008 and the significant returns were not previously anticipated as we had expected to capture significant market share based on the product’s attributes. We are commencing a trial sampling and price reduction program to stimulate market demand for this NDA product and do not expect additional significant returns of the product. Hospital Drugs & Injectables segment revenues decreased by $2,099,000 or 21.1% mainly due to decreased sales of anesthesia products. Biologics & Vaccines sales increased by $6,710,000 or 56.8% as our Td vaccine market penetration has improved. The loss of our exclusivity with our Td vaccine supplier, as noted in our first quarter 2009 10-Q, may adversely impact our ability to maintain market share and generate future Td sales. Our contract services segment revenues increased by $218,000 or 5.9% mainly due to increased order volumes on contract products
     Year-to-date consolidated gross profit was $7,029,000 or 18.3% for 2009 as compared to a gross profit of $8,574,000 or 24.0% for the same period a year ago mainly due to the sales volume variation matters for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses increased by $658,000 or 5.4%, for the year to date period ended June 30, 2009 as compared to the same period in 2008. The key components of this increase in 2009 were $493,000 severance for employee reductions and $330,000 for increased building rent related to our new Gurnee, Illinois warehouse and Lake Forest, Illinois corporate headquarters.
     In the first six months of 2009, we recognized $5,929,000 in expense related to the termination of our supply agreement with MBL which consisted of $4,750,000 in settlement payments, $1,051,000 in costs for an associated letter of credit guarantee for the $10,500,000 in total payments due MBL, and $128,000 in other related costs.
     R&D expense decreased $933,000 or 25.9% for the six months ended June 30, 2009, to $2,668,000 from $3,601,000 for the same period in 2008 mainly due to reduced internal product development activities and reduced product development milestone expenses with our strategic business partners.
     Net interest expense for the six month period ended June 30, 2009 was $654,000 as compared to $284,000 for the same period in 2008. This increase is primarily due to interest on our subordinated note payable which commenced in the third quarter of 2008. Also included in non-operating expenses for the six month period ended June 30, 2009 was $1,552,000 for amortization and write-offs of deferred finance costs related to the credit facility and $310,000 for the change in the fair value of the warrants liability.
     For the six-month period ended June 30, 2009, the income tax provision was $2,000 as compared to an income tax provision of $3,000 for the same period in 2008. These amounts reflect minimum state income tax assessments as we incurred tax losses in both periods.

     We reported a net loss of $17,641,000 for the six months ended June 30, 2009, as compared to a net loss of $8,363,000 for the same period in 2008 mainly due to lower gross profit as a result of product mix and higher product returns experience, higher SG&A expenses, $5,929,000 in expenses associated with the termination of our supply agreement with MBL and $1,552,000 in amortization and write-offs of deferred finance costs, partially offset by lower R&D expense as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the six-month period ended June 30, 2009, we used $4,612,000 in cash from operations, primarily due to the $17,641,000 net loss, a $2,515,000 accounts receivable increase in line with higher sales levels and a $3,556,000 decrease in accounts payable (primarily reduced Td vaccine payables), partially offset by a $5,556,000 decrease in inventory as we reduced our stock of Td vaccines and the addition of $4,750,000 in supply agreement termination liabilities associated with our Td vaccine supply agreement termination. In addition we had $1,552,000 in deferred financing cost write-offs along with non-cash depreciation, amortization, stock compensation, supply agreement termination expense and change in fair value of the warrants liability totaling $5,452,000. Investing activities generated an $892,000 reduction in cash flow mainly due to capital expenditures for plant equipment. Financing activities provided $5,460,000 in cash primarily due to the $5,509,000 in proceeds from our credit facility with EJ Funds, partially offset by $1,313,000 in loan origination fees (see “Credit Facility” below), along with proceeds from stock option exercises of $1,264,000.
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
     In connection with the Credit Agreement, on January 7, 2009, we also entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing by us, in favor of GE Capital, relating to the real property owned by us located in Decatur, Illinois. The mortgage granted a security interest in the two parcels of real property to GE Capital, as security for the Credit Facility.
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
     Pursuant to the Modification Agreement, on April 13, 2009, we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of our common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The estimated fair value of the Modification Warrant, using a Black-Scholes valuation model, is $1,532,000 at June 30, 2009.
Subordinated Debt
     On July 28, 2008, we borrowed $5,000,000 from the Kapoor Trust in return for issuing the trust the Subordinated Note. The Subordinated Note accrues interest at a rate of 15% per year and was due and payable on July 28, 2009. The proceeds from the

Subordinated Note were used in conjunction with the July 2008 amended MBL Distribution Agreement, which resulted in favorable pricing and reduced purchase commitments (see also Note L — Commitments and Contingencies).
CONTRACTUAL OBLIGATIONS
     In July 2008, we amended our Exclusive Distribution Agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) dated as of March 22, 2007 (the “MBL Distribution Agreement”) to: (i) allow us to destroy our remaining inventory of Tetanus Diphtheria (“Td”) vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Tetanus Diphtheria vaccine, 1 dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the purchase price of the Single-dose Product during the first year of the MBL Distribution Agreement by approximately 14.4%; (iii) reduce our purchase commitment for the second year by approximately 34.7%; and (iv) reduce our purchase commitment for the third year by approximately 39.5%.
     We were subsequently unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to MBL by February 27, 2009 under the MBL Distribution Agreement. While we made a partial payment of $1,000,000 to MBL on March 13, 2009, we were unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, we entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which we agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010 (the “Settlement Payments”). In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we became obligated to provide MBL with a standby letter of credit (the “L/C”) to secure our obligation to pay amounts due to MBL, and we were released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such L/C. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement if we complied with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.
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
     Also on April 15, 2009, we entered into an amendment to the MBL Distribution Agreement with MBL (the “MBL Amendment”). The MBL Amendment modified the MBL Distribution Agreement to, among other things, eliminate our future minimum purchase requirements under the MBL Distribution Agreement. To date we have made timely payments for the Settlement Payments due MBL.
     On April 15, 2009, we also entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that we will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of our obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement. Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that we must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of our common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,187,000 at June 30, 2009.
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
     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.
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
     In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not believe that FSP SFAS No. 142-3 will have a material impact on its financial statements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. and APB 28-1 requires entities to provide disclosure of the fair value of all financial instruments, for which it is practicable to estimate that value, in interim reporting periods as well as in annual financial statements. As of June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, which was effective for interim periods ending after June 15, 2009. Our cash, accounts receivable, accounts payable and debt obligations approximate fair value at June 30, 2009.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. We adopted this standard as of June 30, 2009 and considered the accounting and disclosure of events occurring after the balance sheet date through the date and time our financial statements were issued on August 17, 2009. The adoption of this standard did not have an impact on our financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (“SFAS 168”) to become the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretations of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to have a material impact on our financial statements.
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
     The fair value of the debt obligations approximated their recorded values as of June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of our management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the Interim CEO and CFO, has concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
     In the fiscal quarter ended June 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     In his arbitration demand, Mr. Przybyl seeks severance and related benefits that would have been payable under the Employment Agreement were Mr. Przybyl terminated without cause and had he met additional requirements. Severance would have included 18 months of Mr. Przybyl’s base salary and a cash bonus equal to 1.5 times the average of the last two annual bonuses received by Mr. Przybyl. The salary component would have been $715,500 and, because Mr. Przybyl received no bonus for 2007 or 2008, we believe the bonus component would have been $0. Mr. Przybyl’s arbitration demand states that he seeks more than $1,250,000.
     We originally anticipated that we would pay severance to Mr. Przybyl. However, we later concluded that we had grounds for terminating Mr. Przybyl for “good cause” as that term is defined in the Employment Agreement. Accordingly, we informed Mr. Przybyl of that conclusion, after which Mr. Przybyl initiated the arbitration. In our response to Mr. Przybyl’s claim that we filed in the arbitration, we asserted counterclaims against Mr. Przybyl for (among other things) breach of contract and breach of fiduciary duty. We seek affirmative monetary relief under our counterclaims. The arbitration is in the early stages of discovery and an arbitration hearing date has been set for November 2009.
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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of June 30, 2009, we are aware of the sale of 20,554,359 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
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
/s/ Timothy A. Dick
Timothy A. Dick
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: August 17, 2009