Form 10-Q/A
period 2009-06-30
AKORN INC
filed 2009-09-04
CIK 3116

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

ITEM 6. EXHIBITS
SIGNATURES
EX-32.1
EX-32.2

EXPLANATORY NOTE
We are providing this Amendment No. 1 (the “Amended Report”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission on August 17, 2009 (the “Original Report”). This Amended Report is being filed solely to amend the certifications by our Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) which were filed as Exhibits 32.1 and 32.2 to the Original Report, to correct a typographical error whereby an incorrect date was inadvertently provided on the certifications. This Amendment includes new certifications by our Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) as Exhibits 32.1 and 32.2 hereto.
Except as described above, we have not modified or updated any other disclosures contained in the Original Report. Accordingly, this Amended Report continues to speak as of the date of the Original Report and no attempt has been made in this Amended Report to modify or update disclosures in the Original Report except as noted above. This Amended Report does not reflect events occurring after the filing of the Original Report or modify or update any related disclosures and information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Report with the SEC. Accordingly, this Amended Report should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.
ITEM 6. EXHIBITS
     Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit No.	Description

(4.1)	Akorn, Inc. Common Stock Purchase Warrant, dated April 13, 2009, in favor of EJ Funds LP, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

(4.2)	Modification, Warrant and Investor Rights Agreement, dated April 13, 2009, among Akorn, Inc., Akorn (New Jersey), Inc., and EJ Funds LP, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

(4.3)	Akorn, Inc. Common Stock Purchase Warrant, dated April 15, 2009, in favor of John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on April 21, 2009.

(10.1)	Credit Agreement dated January 7, 2009, by and between Akorn, Inc., Akorn (New Jersey), Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on January 9, 2009.

(10.2)Ω	Letter Agreement dated March 27, 2009 between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.72 to Akorn, Inc’s report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 30, 2009.

(10.3)	Memorandum of Agreement, dated March 31, 2009, among EJ Funds LP, Akorn Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

(10.4)	Assignment, dated March 31, 2009, among General Electric Capital Corporation, EJ Funds LP, Akorn, Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

(10.5)	Reimbursement and Warrant Agreement, dated April 15, 2009, among Akorn, Inc. Akorn (New Jersey), Inc., John N. Kapoor Trust dated 09/20/89, and EJ Funds LP, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

Exhibit No.	Description

(10.6)Ω	Settlement Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

(10.7)Ω	Fourth Amendment to Exclusive Distribution Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), incorporated by reference to Exhibit 31.1 to Akorn Inc.’s report on Form 10-Q for the period ended June 30, 2009.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), incorporated by reference to Exhibit 31.2 to Akorn Inc.’s report on Form 10-Q for the period ended June 30, 2009.

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ Timothy A. Dick
Timothy A. Dick
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: September 4, 2009