Form 10-Q
period 2009-09-30
AKORN INC
filed 2009-11-09
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-32360
AKORN, INC.
(Exact Name of Registrant as Specified in its Charter)

LOUISIANA (State or Other Jurisdiction of Incorporation or Organization)	72-0717400 (I.R.S. Employer Identification No.)

1925 W FIELD CT STE 300 LAKE FOREST, ILLINOIS (Address of Principal Executive Offices)	60045 (Zip Code)
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
Yes ☐ No ☑
     At October 31, 2009 there were 90,387,722 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,018	$1,063
Trade accounts receivable (less allowance for doubtful accounts of $2 and $22, respectively)	11,360	6,529
Other receivable	—	1,221
Inventories	17,409	30,163
Prepaid expenses and other current assets	485	1,770

TOTAL CURRENT ASSETS	31,272	40,746
PROPERTY, PLANT AND EQUIPMENT, NET	32,169	34,223
OTHER LONG-TERM ASSETS
Intangibles, net	5,033	6,017
Deferred financing costs, net	4,060	272
Other	1,892	1,071

TOTAL OTHER LONG-TERM ASSETS	10,985	7,360

TOTAL ASSETS	$74,426	$82,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$4,458	$8,795
Accrued compensation	1,469	1,070
Accrued expenses and other liabilities	3,856	2,906
Short term subordinated debt — related party	—	5,332
Revolving line of credit — related party	7,509	—
Warrants liability — related party	6,654	—
Supply agreement termination costs	1,500	—

TOTAL CURRENT LIABILITIES	25,446	18,103
LONG-TERM LIABILITIES
Lease incentive obligation	1,350	1,484
Product warranty liability	1,299	1,299
Subordinated note — related party	5,853	—

TOTAL LONG-TERM LIABILITIES	8,502	2,783

TOTAL LIABILITIES	33,948	20,886

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 90,340,678 and 90,072,662 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	173,304	170,617
Warrants to acquire common stock	1,821	2,731
Accumulated deficit	(134,647)	(111,905)

TOTAL SHAREHOLDERS’ EQUITY	40,478	61,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,426	$82,329

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Revenues	$19,371	$31,874	$57,711	$67,562
Cost of sales	16,686	21,968	47,997	49,082

GROSS PROFIT	2,685	9,906	9,714	18,480
Selling, general and administrative expenses	5,187	6,199	18,016	18,370
Supply agreement termination expenses	—	—	5,929	—
Amortization of intangibles	320	339	1,234	1,016
Research and development expenses	1,013	1,143	3,681	4,744

TOTAL OPERATING EXPENSES	6,520	7,681	28,860	24,130

OPERATING (LOSS) INCOME	(3,835)	2,225	(19,146)	(5,650)
Write-off and amortization of deferred financing costs	(187)	—	(1,739)	—
Interest expense, net	(441)	(295)	(1,095)	(579)
Equity in earnings of unconsolidated joint venture	484	447	672	447
Change in fair value of warrants liability	(1,122)	—	(1,432)	—
Other income (expense)	—	24	—	(177)

(LOSS) INCOME BEFORE INCOME TAXES	(5,101)	2,401	(22,740)	(5,959)
Income tax provision	—	—	2	3

NET (LOSS) INCOME	$(5,101)	$2,401	$(22,742)	$(5,962)

NET (LOSS) INCOME PER SHARE:
BASIC	$(0.06)	$0.03	$(0.25)	$(0.07)

DILUTED	$(0.06)	$0.03	$(0.25)	$(0.07)

SHARES USED IN COMPUTING NET (LOSS) INCOME PER SHARE:
BASIC	90,303	89,250	90,209	89,169

DILUTED	90,303	90,065	90,209	89,169

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
UNAUDITED
(In Thousands)

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Nine Months Ended September 30, 2009	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$(111,905)	$61,443

Net loss	—	—	—	(22,742)	(22,742)
Employee stock purchase plan issuances	122	149	—	—	149
Amortization of deferred compensation related to restricted stock awards	146	286	—	—	286
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	—	(47)	—	—	(47)
Stock-based compensation expense	—	1,389	—	—	1,389
Expiration of stock warrants	—	910	(910)	—	—

BALANCES AT SEPTEMBER 30, 2009	90,341	$173,304	$1,821	$(134,647)	$40,478

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Nine Months Ended September 30, 2008	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$2,795	$(103,966)	$64,658

Net loss	—	—	—	(5,962)	(5,962)
Exercise of warrants into common stock	50	101	(64)	—	37
Exercise of stock options	217	608	—	—	608
Employee stock purchase plan issuances	31	149	—	—	149
Amortization of deferred compensation related to restricted stock awards	—	492	—	—	492
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	66	(158)	—	—	(158)
Stock-based compensation expense	—	1,329	—	—	1,329

BALANCES AT SEPTEMBER 30, 2008	89,265	$168,350	$2,731	$(109,928)	$61,153

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30
	2009	2008
OPERATING ACTIVITIES
Net loss	$(22,742)	$(5,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,118	3,348
Write-off and amortization of deferred financing fees	1,739	—
Non-cash stock compensation expense	1,675	1,821
Non-cash supply agreement termination expense	1,051	—
Non-cash change in fair value of warrants liability	1,432	—
Gain on disposal of assets	—	(25)
Equity in earnings of unconsolidated joint venture	(672)	(447)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,831)	(11,620)
Inventories	12,754	2,662
Prepaid expenses and other current assets	1,228	252
Other long-term assets	—	1,246
Supply agreement termination liabilities	1,500	—
Trade accounts payable	(4,337)	(6,651)
Accrued expenses and other liabilities	1,736	1,081

NET CASH USED IN OPERATING ACTIVITIES	(5,349)	(14,295)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(922)	(2,742)
Purchase of product licensing rights	(250)	—
Proceeds from sale of fixed assets	—	74

NET CASH USED IN INVESTING ACTIVITIES	(1,172)	(2,668)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(208)
Restricted cash for revolving credit agreement		(2,050)
Loan origination fees — new revolving line of credit & subordinated note	(1,356)	—
Proceeds from line of credit	7,509	5,727
Proceeds from warrants exercised	—	37
Proceeds from subordinated note	—	5,000
Proceeds under stock option and stock purchase plans	1,323	599

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,476	9,105

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	955	(7,858)
Cash and cash equivalents at beginning of period	1,063	7,948

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,018	$90

SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$387	$534
Amount paid for income taxes	$3	$3
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
     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009.
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
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate (97% in the quarter ended September 30, 2009 and 95% in the previous quarters in 2009 and all quarters in 2008) until historical trends indicate that a revision should be made.

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
NOTE C — STOCK-BASED COMPENSATION
     Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, if necessary, if actual forfeitures differ from those estimates. After reviewing historical forfeiture information, the Company decided to revise its estimate from 10% used in 2006 and 2007 to 13% as an estimated forfeiture rate commencing in the fourth quarter 2008 and all quarters in 2009.
     The Company recognized stock-based compensation expense related to options of $339,000 and $1,389,000 during the three and nine-month periods ended September 30, 2009, respectively. Stock-based compensation expense related to options of $438,000 and $1,329,000 was recognized during the three and nine-month periods ended September 30, 2008. The Company uses the single-award method for allocating the compensation cost to each period.
     The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended September 30, 2009 and 2008, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008

Expected volatility	81%	48%
Expected life (in years)	3.9	4.0
Risk-free interest rate	2.5%	3.1%
Dividend yield	—	—
Fair value per stock option	$0.81	$1.79
Forfeiture rate	13%	10%
     A summary of stock-based compensation activity within the Company’s stock-based compensation plans for the nine-month period ended September 30, 2009 is as follows:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate
	Shares	Average	Contractual Term	Intrinsic Value
	(in thousands)	Exercise Price	(Years)	(in thousands)

Outstanding at December 31, 2008	3,684	$5.20	2.56	$44
Granted	1,213	1.08
Exercised	—
Forfeited	(1,769)	5.06

Outstanding at September 30, 2009	3,128	3.68	2.99	$401

Exercisable at September 30, 2009	1,557	5.01	1.83	$18

     The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. No stock options were exercised during the first nine months of 2009.
     The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company granted restricted stock awards valued at $174,000 during the third quarter of 2009. As of September 30, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was $219,000. The Company recognized compensation expense of $93,000 and $286,000 during the three and nine-month periods ended September 30, 2009, related to outstanding restricted stock awards. The Company recognized compensation expense of $134,000 and $492,000 during the three and nine-month periods ended September 30, 2008, related to outstanding restricted stock awards.
     The following is a summary of nonvested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Nonvested at December 31, 2008	125	$5.74
Granted	185	1.59
Vested	(202)	3.55

Nonvested at September 30, 2009	108	2.73

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
     Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Gross accounts receivable	$17,140	$18,723
Less:
Allowance for doubtful accounts	(2)	(22)
Returns reserve	(2,456)	(2,539)
Discount and allowances reserve	(297)	(322)
Chargeback and rebates reserves	(3,025)	(9,311)

Net trade accounts receivable	$11,360	$6,529

     For the three-month periods ended September 30, 2009 and 2008, the Company recorded chargeback and rebate expense of $6,238,000 and $7,390,000, respectively. For the nine-month periods ended September 30, 2009 and 2008, the Company recorded chargeback and rebate expense of $20,178,000 and $23,566,000, respectively. These decreases for both the three and nine month periods were primarily due to reduced sales into wholesalers and a favorable sales mix of lower chargeback products in 2009.
     For the three-month periods ended September 30, 2009 and 2008, the Company recorded a provision for product returns of $489,000 and $764,000 respectively. For the nine-month periods ended September 30, 2009 and 2008, the Company recorded a provision for product returns of $3,809,000 and $1,714,000, respectively. The increase in the product returns provision for the nine months ended September 30, 2009 was primarily due to a provision of $708,000 related to the Company’s Akten® ophthalmic solution product, $242,000 in additional returns for a product recall on the Company’s Cyanide Antidote Kits due to a supplier syringe recall, lower than anticipated market pull through on Ophthalmic products and also to reflect increased returns anticipated from wholesalers on certain other products. Akten® was launched in October 2008 and the significant returns were not previously anticipated as the Company had expected to capture significant market share based on the product’s attributes. The Company has continued a trial sampling and price reduction program which was implemented in the first half of 2009, along with additional field sales coverage for key users to stimulate market demand for this product.
     For the three-month periods ended September 30, 2009 and 2008, the Company recorded a net benefit for doubtful accounts of $16,000 and a net provision for doubtful accounts of $8,000, respectively. For the nine-month periods ended September 30, 2009 and 2008, the Company recorded a net benefit for doubtful accounts of $20,000 and a net provision for doubtful accounts of $8,000, respectively.
     For the three-month periods ended September 30, 2009 and 2008, the Company recorded a provision for cash discounts of $379,000 and $618,000, respectively. This decrease primarily relates to the decrease in sales for the quarter. For the nine-month periods ended September 30, 2009 and 2008, the Company recorded a provision for cash discounts of $1,246,000 and $1,409,000, respectively. This decrease primarily relates to the decrease in sales for the respective nine month periods.
NOTE F — INVENTORIES
     The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Finished goods	$8,120	$21,000
Work in process	1,901	1,802
Raw materials and supplies	7,388	7,361

	$17,409	$30,163

     The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at September 30, 2009 and December 31, 2008 is reported net of these reserves of $1,386,000 and $1,179,000, respectively, primarily related to finished goods. At September 30, 2009, the Company had $835,000 in its ending inventory for raw material and $149,000 for finished goods related to its generic oral Vancomycin capsule product. The Company has not yet received U.S. Food and Drug Administration (“FDA”) approval, however it believes that FDA approval is probable and it will be able to fully realize the costs of this inventory upon FDA approval.
NOTE G — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Land	$396	$396
Buildings and leasehold improvements	20,027	19,607
Furniture and equipment	46,661	46,297

	67,084	66,300
Accumulated depreciation	(35,250)	(32,710)

	31,834	33,590
Construction in progress	335	633

Property, plant, and equipment, net	$32,169	$34,223

NOTE H — FINANCING ARRANGEMENTS
Subordinated Note Payable
     On July 28, 2008, the Company borrowed $5,000,000 from The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note (“Subordinated Note”). The Subordinated Note accrues interest at a rate of 15% per year and was due and payable on July 28, 2009. The proceeds from the Subordinated Note were used in conjunction with the amended MBL Distribution Agreement that was negotiated with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) on July 14, 2008, which resulted in favorable pricing and reduced purchase commitments for the Company (see Note L — Commitments and Contingencies).
     On August 17, 2009, the Company refinanced its $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 has been increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note has been extended by an additional five years and is now due and payable on August 17, 2014. As part of this refinancing agreement, the Company issued the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16, the closing price of the Company’s stock on August 14, 2009. The fair value of these warrants on August 17, 2009, using a Black-Scholes valuation model, was $1,575,000 and this amount was capitalized as financing costs and is being amortized over the term of the subordinated debt.
     The fair value of these warrants increased from $1,575,000 on August 17, 2009 to approximately $1,953,000 as of September 30, 2009 and this $378,000 increase in the fair value of the warrants liability was reflected as a non-operating expense in the Company’s condensed consolidated statement of operations. Future increases or decreases in the fair value of these warrants will be recorded in a similar manner.
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
     Pursuant to the Modification Agreement, on April 13, 2009, the Company granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, the Company has the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of its common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The fair value of the Modification Warrant, using a Black-Scholes valuation model, is $1,784,000 at September 30, 2009.
     The fair value of these warrants increased from $2,409,000 at March 31, 2009 to approximately $3,166,000 as of September 30, 2009 and this $757,000 increase in the fair value of the warrants liability was reflected as a non-operating expense in the Company’s condensed consolidated statement of operations. Future increases or decreases in the fair value of these warrants will be recorded in a similar manner.
     In 2008, the Company capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, the Company incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds, the Company expensed the total deferred financing costs of $1,454,000. In 2009, the Company capitalized $1,358,000 for the fair value of the Modification Warrant and $153,000 for other costs in association with the assignment of the Credit Facility. The Company is amortizing the fees associated with the Credit Facility assignment on a straight-line basis over the remaining term of the Credit Facility which amounted to $245,000 in amortization expense for the nine months ended September 30, 2009.
     On August 17, 2009, the Company completed negotiations with EJ Funds for additional capacity on its Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. The Credit Facility is secured by the assets of the Company and is not subject to debt covenants until April 1, 2010. In connection with this loan commitment increase, the Company issued EJ Funds 1,650,806 warrants to purchase its common stock at an exercise price of $1.16, the closing price of the Company’s stock on August 14, 2009. The estimated fair value of these warrants, using a Black-Scholes valuation model, was $1,238,000 on August 17, 2009, and this amount was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility.
     The fair value of these warrants increased from $1,238,000 on August 17, 2009 to $1,535,000 as of September 30, 2009 and this $297,000 increase in the fair value of the warrants liability was reflected as a non-operating expense in the Company’s condensed consolidated statement of operations. Future increases or decreases in the fair value of these warrants will be recorded in a similar manner.
     The Company classified the fair value of the Modification Warrant and the warrants issued in conjunction with its Reimbursement and Warrant Agreement (see Note L — Commitments and Contingencies) as a current liability in accordance with Accounting Standards Codification “ASC” 815-40-15-3 (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). This is a result of the requirement that the shares to be issued upon exercise of the warrants be registered shares which cannot be absolutely assured.
     The liability at September 30, 2009 for all outstanding warrants has been estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $0.92 to $0.93. The assumptions used in estimating the fair values at September 30, 2009 included expected life ranging from 4.5 to 4.9 years, expected volatility of 81%, dividend yield of 0%, and risk-free interest rate of 2.5%.
Series B Warrants

     On August 23, 2004, in connection with an issuance of preferred stock to certain investors, the Company issued warrants to purchase 1,566,667 shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (the “Series B Warrants”). There were 455,556 Series B Warrants outstanding on August 23, 2009 and the book value of these warrants was reclassified to Common Stock on the Company’s financial statements as the warrants expired unexercised.
NOTE I — COMMON STOCK ISSUANCE
     On March 8, 2006, the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five-year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remained outstanding as of September 30, 2009. The total price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
NOTE J — EARNINGS PER COMMON SHARE
     Basic net (loss)/income per common share is based upon weighted average number of common shares outstanding. Diluted net (loss)/income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method. However, for the three-month period ended September 30, 2009 and the nine-month periods ended September 30, 2009 and 2008, the assumed exercise of any of these securities would have been anti-dilutive and, accordingly, the diluted (loss)/income per share equals the basic (loss)/income per share for that period.
     The number of such shares as of September 30, 2009 and 2008 subject to warrants was 8,701,401 and 1,964,644, respectively. The number of such shares as of September 30, 2009 and 2008 subject to stock options was 3,127,566 and 4,389,985, respectively.
     A reconciliation of the share data from a basic to a fully diluted basis is detailed below (share data in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008

Basic Shares	90,303	89,250	90,209	89,169
Effect of Dilutive Securities:
Warrants	—	117	—	—
Options	—	698	—	—

Fully Diluted Shares	90,303	90,065	90,209	89,169

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
     Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
REVENUES
Ophthalmic	$4,803	$5,121	$12,867	$15,362
Hospital Drugs & Injectables	3,220	6,293	11,054	16,226
Biologics & Vaccines	9,421	17,879	27,950	29,698
Contract Services	1,927	2,581	5,840	6,276

Total revenues	$19,371	$31,874	$57,711	$67,562

GROSS PROFIT
Ophthalmic	$1,406	$1,553	$1,957	$4,363
Hospital Drugs & Injectables	39	2,384	1,149	4,813
Biologics & Vaccines	1,041	5,290	6,073	7,444
Contract Services	199	679	535	1,860

Total gross profit	2,685	9,906	9,714	18,480
Operating expenses	6,520	7,681	28,860	24,130

Operating (loss) income	(3,835)	2,225	(19,146)	(5,650)
Interest & other (expense)/income	(1,266)	176	(3,594)	(309)

(Loss)/ income before income taxes	$(5,101)	$2,401	$(22,740)	$(5,959)

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
     (ii) The Company has negotiated a payment deferral of $825,000 for product development milestone fees with one of its development partners. The Company will pay these fees in June of 2010.
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
     On April 15, 2009, the Company entered into a Settlement Agreement with MBL (the “MBL Settlement Agreement”) to elaborate the MBL Letter Agreement. The MBL Settlement Agreement provides that the Company will pay MBL the Settlement Payments according to a monthly payment schedule through June 30, 2010. The MBL Settlement Agreement provides that MBL may only draw on the L/C if: (i) the Company fails to make any Settlement Payment when due, (ii) any Settlement Payment made is set aside or otherwise required to be repaid by MBL, or (iii) the Company becomes the debtor in a bankruptcy or other insolvency proceeding begun before October 6, 2010 and no replacement letter of credit has been issued prior to the expiration of the L/C. The Company has made timely payments on all Settlement Payments to date with $1,500,000 remaining as of September 30, 2009. This $1,500,000 is due on June 30, 2010.
     Also on April 15, 2009, the Company entered into an amendment to the MBL Distribution Agreement with MBL (the “MBL Amendment”). The MBL Amendment modified the MBL Distribution Agreement to, among other things, eliminate the Company’s future minimum purchase requirements under the MBL Distribution Agreement.
     On April 15, 2009, the Company entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for the Company’s payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that the Company will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of the Company’s obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement. Pursuant to the Reimbursement Agreement, the Company also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that the Company must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of its common stock per $1,000,000 drawn on the L/C. The fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,382,000 at September 30, 2009.
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
     (v) The Company manufactures and distributes finished drug products within the jurisdiction of several regulatory authorities — two of which are the FDA and the U.S. Drug Enforcement Agency. Failure to comply with respective regulatory criteria could result in material impact to the Company (e.g. withholding of product approvals, interruption to operations, product recalls and / or seizure). To date, Akorn continues to operate within this jurisdiction, having undergone four (4) inspections by the FDA during 2009 — applicable to all three of Akorn’s sites. The Company has responded to respective observations, with no subsequent comment from the FDA. Akorn will continue to work with the FDA to resolve any potential open questions, if / as they arise. No adverse impact to the Company has occurred to date, from these inspections.

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
NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION
     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 53% and 51% of the Company’s gross revenues and 43% and 40% of net revenues for the three months ended September 30, 2009 and 2008, respectively. These three customers accounted for 60% and 58% of the Company’s gross revenues and 56% and 45% of net revenues for the nine months ended September 30, 2009 and 2008, respectively. They accounted for approximately 56% and 59% of the gross accounts receivable balance as of September 30, 2009 and 2008, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     For the three months ended September 30, 2009, McKesson Medical Surgical (supplier for flu vaccine) accounted for 29% of the Company’s purchases. For the three months ended September 30, 2008, MBL (supplier for Td vaccine) and McKesson Medical Surgical (supplier for flu vaccine) accounted for 52% and 16% of the Company’s purchases, respectively. For the nine months ended September 30, 2009, MBL (supplier for vaccine products) accounted for 42% of the Company’s purchases. For the nine months ended September 30, 2008, MBL and McKesson accounted for 55% and 11% of the Company’s purchases, respectively.
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
NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2008, the Company adopted ASC 820 (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted the remaining provisions of ASC 820 effective January 1, 2009 and the adoption did not have a material impact on the Company’s results of operations or financial position.
     On January 1, 2009, the Company adopted ASC 810-10 (formerly SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51). ASC 810-10 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. ASC 810-10 does not change the criteria for consolidating a partially owned entity. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.
     On January 1, 2009, the Company adopted ASC 805 (formerly SFAS 141R, Business Combinations). ASC 805 establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. ASC 805 also provides disclosure requirements related to business combinations. ASC 805 is effective for fiscal years beginning after December 15, 2008. ASC 805 will be applied prospectively to business combinations with an acquisition date on or after the effective date.
     On January 1, 2009, the Company adopted ASC 350-30-35 (formerly SFAS No. 142-3, Determination of the Useful Life of Intangible Assets) , which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of the asset under the new business combination accounting (as currently codified under ASC 850). ASC 350-30-35 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 350-30-35 did not have a material impact on the Company’s financial statements.
     During the second quarter of 2009, the Company adopted guidance issued by the FASB in April 2009 that requires entities to provide disclosure of the fair value of all financial instruments within the scope of ASC 825, for which it is practicable to estimate that value, in interim reporting periods as well as in annual financial statements. The Company’s cash, accounts receivable, accounts payable and debt obligations approximate fair value at September 30, 2009.
     During the second quarter of 2009, the Company adopted ASC 855 (formerly SFAS No. 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. The Company has considered the accounting and disclosure of events occurring after the balance sheet date through the date and time the Company’s financial statements were issued on November 9, 2009. The adoption of this standard did not have an impact on the Company’s financial statements.
     During the third quarter of 2009, the Company adopted ASC 105 (formerly SFAS No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles) which has become the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretations of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 does not change or alter existing GAAP, it did not have any impact on the Company’s financial statements.
NOTE O — UNCONSOLIDATED JOINT VENTURE
     The Joint Venture Company launched its first commercialized product in the third quarter of 2008. The Joint Venture Company purchases product from Strides while the Company assists with the sales and product distribution/fulfillment functions. The Company and Strides each own a 50% interest in the Joint Venture Company.
     Operating results of the Joint Venture Company for the three months ended September 30, 2009 included revenue of $3,771,000, gross profit of $1,325,000 and net income of $967,000. For the nine months ended September 30, 2009, operating results included revenue of $6,534,000, gross profit of $2,285,000 and net income of $1,343,000. Operating results for the three months ended September 30, 2008 included revenue of $1,083,000, gross profit of $976,000 and net income of $895,000. The Company’s 50% share of the Joint Venture Company net income was $484,000 and $672,000 for the three and nine month periods ended September 30, 2009, respectively, and $447,000 for the three and nine months ended September 30, 2008, and is reflected as equity in earnings of unconsolidated joint venture on the Company’s statement of operations and statement of cash flows.
     As of September 30, 2009 and December 31, 2008, the Joint Venture Company owed the Company $311,000 and $210,000, respectively, related to sales and product distribution/fulfillment functions.
NOTE P — SEVERANCE CHARGES
     During the second quarter of 2009, management restructured its operations resulting in the elimination of approximately 25 positions as part of a broad cost reduction emphasis for the Company. Severance charges of $493,000 were recorded for the quarter ended June 30, 2009 and were primarily related to the elimination of operational and administrative positions and changes in the senior executive team. The charges were recorded in selling, general and administrative expenses on the statement of operations. The remaining severance obligation at September 30, 2009 of $311,000 will be paid during the fourth quarter of 2009 and during 2010.
NOTE Q — SUBSEQUENT EVENTS
In October 2009, the Company offered a stock option exchange program for employees to voluntarily exchange certain previously outstanding stock options for common shares of the Company’s stock for new stock options of the Company’s common shares. The new stock options price will be the greater of $1.34 per share or the closing price of the Company’s common stock on November 19, 2009 which is the date the option exchange program offer is set to expire. Employees may select to exchange all their eligible stock option awards or only certain previous option awards that are eligible for this exchange program. Vesting for the options which are exchanged will follow the same schedule as had originally applied to those options, except that the vesting will restart based on the grant date of the new option. All such exchanged options will expire on the fifth anniversary of the grant date for the new stock options.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008
Ophthalmic	$4,803	$5,121
Hospital Drugs & Injectables	3,220	6,293
Biologics & Vaccines	9,421	17,879
Contract Services	1,927	2,581

Total revenues	$19,371	$31,874

     Consolidated revenues decreased $12,503,000 or 39.2% in the quarter ended September 30, 2009 compared to the same period in 2008 mainly due to decreased sales of Td and flu vaccine and overall lower sales to wholesalers as part of a targeted program to reduce wholesalers’ inventory levels.
     Ophthalmic revenues decreased by $318,000 or 6.2%, primarily due to targeted wholesaler reductions in stocking levels. Hospital drugs and injectables revenues decreased $3,073,000 or 48.8%, reflecting the targeted wholesaler reduction in stocking levels and associated decreased sales volume of anesthesia and antidote products. Vaccine sales for the quarter decreased by $8,458,000 versus the prior year period primarily due to the phase-out of our Td vaccine products along with less availability of flu vaccine. Contract services revenues decreased by $654,000 or 25.3%, mainly due to decreased order volumes on ophthalmic contract products.
     Consolidated gross profit was $2,685,000 or 13.9% of revenue for the third quarter of 2009 as compared to a gross profit of $9,906,000 or 31.1% of revenue in the same period a year ago mainly due to reduced hospital drug and injectable sales to wholesalers, higher purchase costs for our Td vaccine product and a mix shift toward lower margin hospital drugs and injectables and contract manufacturing products. We continue to seek margin enhancement opportunities through our product offerings and efficiencies directed at reducing our product returns expense as well as efficiencies and cost reductions in our operating facilities.
     Selling, general and administrative (“SG&A”) expenses decreased by $1,012,000 or 16.3%, during the quarter ended September 30, 2009 as compared to the same period in 2008. The decrease is mainly due to cost reduction measures we implemented including personnel reductions and reduced travel costs in the first nine months of 2009 and we continue to evaluate cost reduction opportunities.
     Research and development (“R&D”) expense of $1,013,000 decreased by $130,000 or 11.4% in the quarter from the level of $1,143,000 for the same period in 2008 mainly due to the timing of product development milestone expenses.
     Net interest expense for the third quarter of 2009 was $441,000 compared to $295,000 for the same period in 2008. This increase is primarily due to interest on our subordinated note which was issued in the third quarter of 2008. Also included in non-operating expenses for the third quarter of 2009 was $187,000 for amortization of deferred finance costs related to the credit facility and $1,122,000 for the change in the fair value of the warrants liability.
     We reported a net loss of $5,101,000 for the three months ended September 30, 2009, compared to a net profit of $2,401,000 for the same period in 2008 mainly due to the decreased sales volume and gross profit along with higher net interest expense, the change in the warrants liability value and other non-operating expenses partially offset by reduced SG&A and R&D expenses as discussed above.
NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008
     The following table sets forth, for the periods indicated, revenues by segment, excluding intersegment sales (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30
	2009	2008
Ophthalmic	$12,867	$15,362
Hospital Drugs & Injectables	11,054	16,226
Biologics & Vaccines	27,950	29,698
Contract Services	5,840	6,276

Total revenues	$57,711	$67,562

     Consolidated revenues decreased $9,851,000 or 14.6% for the nine months ended September 30, 2009 compared to the same period in 2008.
     Ophthalmic revenues decreased $2,495,000 or 16.2%, primarily due to a provision of $708,000 we recorded to recognize a significant return of our Akten® ophthalmic solution product and also overall less favorable wholesaler returns experience. Akten® was launched in October 2008 and the significant returns were not previously anticipated as we had expected to capture significant market share based on the product’s attributes. We have continued a trial sampling and price reduction program which we began in the first half of 2009 to stimulate market demand for this NDA product and do not expect additional significant returns of the product. Hospital Drugs & Injectables revenues decreased by $5,172,000 or 31.9% mainly due to targeted wholesaler stocking level reductions and decreased sales of anesthesia products. Biologics & Vaccines sales decreased by $1,748,000 or 5.9% primarily due to lower flu vaccine sales in 2009. The loss of our exclusivity with our Td vaccine supplier, as noted in our first quarter 2009 Form 10-Q, may adversely impact our ability to maintain market share and generate future Td sales. Our contract services revenues decreased by $436,000 or 6.9% mainly due to decreased order volumes on ophthalmic contract products
     Year-to-date consolidated gross profit was $9,714,000 or 16.8% of revenue for 2009 as compared to a gross profit of $18,480,000 or 27.4% of revenue for the same period a year ago mainly due to the variation in sales volume and product mix for each segment discussed above. We continue to seek margin enhancement opportunities through our product offerings as well as through cost reductions at our operating facilities.
     SG&A expenses decreased by $354,000 or 1.9 % for the year to date period ended September 30, 2009 as compared to the same period in 2008. This is mainly due to personnel reductions and targeted spending reductions, partially offset by severance costs in 2009.
     In the first nine months of 2009, we recognized $5,929,000 in expense related to the termination of our supply agreement with MBL which consisted of $4,750,000 in settlement payments, $1,051,000 in costs for an associated letter of credit guarantee for the $10,500,000 in total payments due MBL, and $128,000 in other related costs.
     R&D expense decreased $1,063,000 or 22.4% for the nine months ended September 30, 2009, to $3,681,000 from $4,744,000 for the same period in 2008 mainly due to reduced internal product development activities and reduced product development milestone expenses with our strategic business partners.
     Net interest expense for the nine month period ended September 30, 2009 was $1,095,000 as compared to $579,000 for the same period in 2008. This increase is primarily due to interest on our subordinated note payable which was issued in the third quarter of 2008. Also included in non-operating expenses for the nine month period ended September 30, 2009 was $1,739,000 for amortization and write-offs of deferred financing fees related to the credit facility and $1,432,000 for the change in the fair value of the warrants liability.
     For the nine-month period ended September 30, 2009, the income tax provision was $2,000 as compared to an income tax provision of $3,000 for the same period in 2008. These amounts reflect minimum state income tax assessments as we incurred tax losses in both periods.
     We reported a net loss of $22,742,000 for the nine months ended September 30, 2009, as compared to a net loss of $5,962,000 for the same period in 2008 mainly due to lower gross profit as a result of reduced overall sales, less favorable product mix and higher product returns experience, $5,929,000 in expenses associated with the termination of our supply agreement with MBL and $1,739,000 in amortization and write-offs of deferred finance costs, partially offset by lower R&D expense as discussed above.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     During the nine-month period ended September 30, 2009, we used $5,349,000 in cash from operations, primarily due to the $22,742,000 net loss, a $4,831,000 accounts receivable increase due to the timing of sales and subsequent collections and a $4,337,000 decrease in accounts payable (primarily due to reduced Td vaccine payables), partially offset by a $12,754,000 decrease in inventory as we reduced our stock of Td vaccines. In addition, we had $1,739,000 in deferred financing fee write-offs along with non-cash depreciation, amortization, stock compensation, supply agreement termination expense and change in fair value of the warrants liability with these items totaling $8,276,000. Investing activities used $922,000 in cash mainly due to capital expenditures for plant equipment. Financing activities provided $7,476,000 in cash primarily due to the $7,509,000 in proceeds from our credit facility with EJ Funds and proceeds from stock option exercises of $1,323,000, partially offset by $1,356,000 in loan origination fees (see “Credit Facility” below).
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
     Pursuant to the Modification Agreement, on April 13, 2009, we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of our common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The fair value of the Modification Warrant, using a Black-Scholes valuation model, is $1,784,000 on September 30, 2009.
     On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on our Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. The Credit Facility is secured by our assets and is not subject to debt covenants until April 1, 2010. In connection with this loan commitment increase, we issued EJ Funds 1,650,806 warrants to purchase our common stock at an exercise price of $1.16, the closing price of our stock on August 14, 2009. The fair value of these warrants, using a Black-Scholes valuation model, was $1,238,000 on August 17, 2009, and this amount was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility.
Subordinated Debt
     On July 28, 2008, we borrowed $5,000,000 from the Kapoor Trust in return for issuing the trust the Subordinated Note. The Subordinated Note accrues interest at a rate of 15% per year and was due and payable on July 28, 2009. The proceeds from the Subordinated Note were used in conjunction with the July 2008 amended MBL Distribution Agreement, which resulted in favorable pricing and reduced purchase commitments (see Note L — Commitments and Contingencies).
     On August 17, 2009, we refinanced the $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 has been increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note has been extended by an additional five years and is now due and payable on August 17, 2014. As part of this refinancing agreement, we issued the Kapoor Trust an additional 2,099,935 warrants to purchase our common stock at an exercise price of $1.16, the closing price of our stock on August 14, 2009. The fair value of these warrants on August 17, 2009, using a Black-Scholes valuation model, was $1,575,000 and this amount was capitalized as financing costs and is being amortized over the term of the subordinated debt.
Series B Warrants
     On August 23, 2004, in connection with an issuance of preferred stock to certain investors, we issued warrants to purchase 1,566,667 shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (the “Series B Warrants”). There were 455,556 Series B Warrants outstanding on August 23, 2009 and the book value of these warrants was reclassified to Common Stock on our financial statements as the warrants expired unexercised.
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
     Also on April 15, 2009, we entered into an amendment to the MBL Distribution Agreement with MBL (the “MBL Amendment”). The MBL Amendment modified the MBL Distribution Agreement to, among other things, eliminate our future minimum purchase requirements under the MBL Distribution Agreement. To date we have made timely payments for the Settlement Payments due MBL and the final remaining payment of $1,500,000 is due on June 30, 2010.
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

Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that we must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of our common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,382,000 at September 30, 2009.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820 (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted the remaining provisions of ASC 820 effective January 1, 2009 and the adoption did not have a material impact on our results of operations or financial position.
     On January 1, 2009, we adopted ASC 810-10 (formerly SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51). ASC 810-10 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. ASC 810-10 does not change the criteria for consolidating a partially owned entity. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 did not have a material impact on our consolidated financial statements.
     On January 1, 2009, we adopted ASC 805 (formerly SFAS 141R, Business Combinations). ASC 805 establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. ASC 805 also provides disclosure requirements related to business combinations. ASC 805 is effective for fiscal years beginning after December 15, 2008. ASC 805 will be applied prospectively to business combinations with an acquisition date on or after the effective date.
     On January 1, 2009, we adopted ASC 350-30-35 (formerly SFAS No. 142-3, Determination of the Useful Life of Intangible Assets) , which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of the asset under the new business combination accounting (as currently codified under ASC 850). ASC 350-30-35 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 350-30-35 did not have a material impact on our financial statements.
     During the second quarter of 2009, we adopted guidance issued by the FASB in April 2009 that requires entities to provide disclosure of the fair value of all financial instruments within the scope of ASC 825, for which it is practicable to estimate that value, in interim reporting periods as well as in annual financial statements. Our cash, accounts receivable, accounts payable and debt obligations approximate fair value at September 30, 2009.
     During the second quarter of 2009, we adopted ASC 855 (formerly SFAS No. 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. We have considered the accounting and disclosure of events occurring after the balance sheet date through the date and time our financial statements were issued on November 9, 2009. The adoption of this standard did not have an impact on our financial statements.
     During the third quarter of 2009, we adopted ASC 105 (formerly SFAS No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles) which has become the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretations of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 does not change or alter existing GAAP, it did not have any impact on our financial statements.
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
     The fair value of the debt obligations approximated their recorded values as of September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of our management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the Interim CEO and CFO, has concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
     In the fiscal quarter ended September 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     We originally anticipated that we would pay severance to Mr. Przybyl. However, we later concluded that we had grounds for terminating Mr. Przybyl for “good cause” as that term is defined in the Employment Agreement. Accordingly, we informed Mr. Przybyl of that conclusion, after which Mr. Przybyl initiated the arbitration. In our response to Mr. Przybyl’s claim that we filed in the arbitration, we asserted counterclaims against Mr. Przybyl for (among other things) breach of contract and breach of fiduciary duty. We seek affirmative monetary relief under our counterclaims. The arbitration is in the discovery stage.
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
     With respect to the S-1, we estimated the aggregate offering price of the amount registered to be $182,246,053, which was derived from the average of the bid and asked prices of our common stock on September 17, 2004, as reported on the OTC Bulletin Board(R). With respect to the S-3, we estimated the aggregate offering price of the amount registered to be $10,870,585, which was derived from the average of the high and low prices of our common stock as reported on the American Stock Exchange on August 18, 2005. Such amounts were estimated solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(h) under the Securities Act of 1933. As of September 30, 2009, we are aware of the sale of 20,554,359 shares of common stock by selling stockholders under the S-3 or the S-1. We do not know at what price such shares were sold, or how many shares of common stock will be sold in the future or at what price. We have not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders will receive all of the proceeds from the sale of the shares and will pay all underwriting discounts and selling commissions, if any, applicable to the sale of the shares. We will, in the ordinary course of business, receive proceeds from the issuance of shares upon exercise of the warrants described in the S-3 or the S-1, which we will use for working capital and other general corporate purposes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2009 annual meeting of shareholders was held on August 7, 2009. At that meeting, the following proposals were approved:
1. The election of the following eight directors to our Board of Directors:

Nominee	Votes “For”	Votes “Withheld”
John N. Kapoor, Ph.D.	48,868,056	231,478
Jerry N. Ellis	46,735,387	2,364,147
Ronald M. Johnson	46,739,320	2,360,214
Subhash Kapre, Ph.D.	41,451,341	7,648,193
Brian Tambi	48,886,720	212,814
Steven J. Meyer	48,887,111	212,423
Alan Weinstein	48,887,178	212,356
Randall J. Wall	48,887,428	212,106
2. The ratification of the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. A total of 49,079,142 votes were cast in favor of this proposal, 18,189 votes were cast against, and there were 2,203 abstentions.
3. The amendment of the Amended and Restated Akorn, Inc. 2003 Stock Option Plan to increase the total number of shares authorized and reserved for issuance by 6,000,000 shares. A total of 35,961,785 votes were cast in favor of this proposal, 13,120,204 votes were cast against, and there were 17,545 abstentions.
4. The amendment of the Amended and Restated Akorn, Inc. Employee Stock Purchase Plan to increase the total number of shares authorized and reserved for issuance by 1,000,000 shares. A total of 48,657,066 votes were cast in favor of this proposal, 426,773 votes were cast against, and there were 15,695 abstentions.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit
No.	Description
(4.1)	Common Stock Purchase Warrant dated August 17, 2009, in favor of EJ Funds LP. (Incorporated by reference to Exhibit 10.2 of a Form 8-K filed on August 21, 2009.)

(4.2)	Common Stock Purchase Warrant dated August 17, 2009, in favor of John N. Kapoor Trust Dated 9/20/89. (Incorporated by reference to Exhibit 10.4 of a Form 8-K filed on August 21, 2009.)

(10.1)	Amended and Restated Credit Agreement dated August 17, 2009, by and among the Company, Akorn (New Jersey), Inc., a wholly owned subsidiary of the Company, other persons party thereto that are designated as credit parties, EJ Funds LP, and the other financial institution from time to time party thereto. (Incorporated by reference to Exhibit 10.1 of a Form 8-K filed on August 21, 2009.)

(10.2)	Amended and Restated Subordinated Note dated August 17, 2009, made by the Company and Akorn (New Jersey), Inc., in favor of John N. Kapoor Trust Dated 9/20/89. (Incorporated by reference to Exhibit 10.3 of a Form 8-K filed on August 21, 2009.)

(10.3)	Registration Rights Agreement made and entered into as of August 17, 2009 by and among the Company, John N. Kapoor Trust Dated 9/20/89 and EJ Funds LP. (Incorporated by reference to Exhibit 10.5 of a Form 8-K filed on August 21, 2009.)

(10.4)	Amended and Restated Subordination Agreement dated as of August 17, 2009 by and among John N. Kapoor Trust Dated 9/20/89, the Company, Akorn (New Jersey), Inc. and EJ FUNDS LP. (Incorporated by reference to Exhibit 10.6 of a Form 8-K filed on August 21, 2009.)

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.
/s/ Timothy A. Dick
Timothy A. Dick
Sr. Vice President, Chief Financial Officer (Duly Authorized and Principal Financial Officer)

Date: November 9, 2009