Form 10-K
period 2009-12-31
AKORN INC
filed 2010-03-16
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2009 was approximately $73,430,000 based on the closing market price of $1.21 reported on the Nasdaq Stock Market LLC.
The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 10, 2010 was 90,453,895.
Documents incorporated by reference: Definitive Proxy Statement for the 2010 Annual Meeting incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Forward-Looking Statements and Factors Affecting Future Results
     Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, belief or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:
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
     We manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals. In addition, we have marketed and distributed vaccines purchased from outside sources. Our customers include physicians, optometrists, hospitals, wholesalers, group purchasing organizations, retail pharmacy chains and other pharmaceutical companies. Our parent company, Akorn, Inc., is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters and certain other functions to the Chicago, Illinois area. We operate drug manufacturing facilities in Decatur, Illinois and Somerset, New Jersey. The Decatur, Illinois facilities operate as part of the parent company, while the Somerset, New Jersey facility operates as Akorn (New Jersey), Inc., a wholly-owned subsidiary incorporated in Illinois.
     We currently report four operating segments: ophthalmic; hospital drugs & injectables; biologics & vaccines; and contract services. These four segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 8. Financial Statements and Supplementary Data, Note L — “Segment Information.”
     Three of these segments — ophthalmic, hospital drugs & injectables, and contract services — have been identified and reported in each quarterly period during the three years ended December 31, 2009. The segment entitled biologics & vaccines was identified during the fourth quarter of 2007 upon the introduction of our Tetanus-Diphtheria (“Td”) vaccine. As part of an ongoing assessment, during the fourth quarter of 2009, we reached the strategic decision to exit the market for Td vaccine and other biologics & vaccines. We anticipate exiting this market by the end of the first quarter of 2010.
     Ophthalmic Segment. We market a full line of diagnostic and therapeutic ophthalmic pharmaceutical products. Diagnostic products, primarily used in the office setting, include mydriatics and cycloplegics, anesthetics, topical stains, gonioscopic solutions, angiography dyes and others. Therapeutic products, sold primarily to wholesalers, chain drug stores and other national account customers, include antibiotics, steroids, steroid combinations, glaucoma medications, decongestants/antihistamines and anti-edema medications. Non-pharmaceutical products include various artificial tear solutions, preservative-free lubricating ointments and eyelid cleansers.
     Hospital Drugs & Injectables Segment. We market a line of niche hospital drug and injectable pharmaceutical products, including antidotes, anti-infectives, controlled substances for pain management and anesthesia, and other selected pharmaceutical products. These products are predominately sold to hospitals through the wholesale distribution channel. We target products with limited competition due to either difficulty in manufacturing or the market size.
     Biologics & Vaccines Segment. We marketed adult Td vaccines from the fourth quarter of 2007 through the end of 2009 as well as flu vaccines during 2008 and 2009. These vaccines were marketed directly to hospitals and physicians as well as through wholesalers and national distributors. In the fourth quarter of 2009, the strategic decision was made to exit this segment. We anticipate that sales of biologics and vaccines will cease during the first quarter of 2010.
     Contract Services Segment. We manufacture ophthalmic and injectable pharmaceutical products for third party pharmaceutical customers based on their specifications.
     Manufacturing. We have manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. See Item 2. Properties for more information. Through our two manufacturing facilities, we manufacture a diverse group of sterile pharmaceutical products, including dye products, liquid injectables, lyophilized injectables, gels, and ophthalmic solutions and ointments for our ophthalmic, hospital drugs & injectables and contract services segments. Our Somerset facility manufactures ophthalmic solutions and ointment products for our ophthalmic segment, and gels for our hospital drugs & injectables segment. Our Decatur manufacturing facility manufactures dye products, liquid injectables, lyophilized injectables and ophthalmic solutions for our ophthalmic, hospital drugs & injectables and contract services segments.
     Sales and Marketing. We rely on our efforts in marketing, distribution, product development and low cost manufacturing to maintain and increase our market share in our predominately non-proprietary product offering.
     We have a three-tiered sales organization consisting of outside sales; inside sales and customer service; and national accounts sales. Outside sales representatives sell ophthalmic products directly to retinal surgeons and ophthalmologists. In addition, the outside sales representatives sell hospital drugs & injectables directly to local hospitals to support compliance and pull through against group purchasing organization contracts. Inside sales and customer service augment our outside sales team in the sale of ophthalmic and hospital drugs & injectables products in markets where outside sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, retail pharmacy chains and group purchasing organizations that represent hospitals in the United States. In addition to the three-tiered sales force described above, we also have a separate group that focuses on our contract services segment by marketing our contract manufacturing services through direct mail, trade shows and direct industry contacts.
     Research and Development. On February 1, 2010 we opened a research and development center within a science and technology park in Skokie, Illinois to centralize our R&D activities in one dedicated location. The new R&D facility is being staffed by a combination of existing employees transferred from our manufacturing plant in Decatur, Illinois and new hires. Previously, our research and development of new products was conducted primarily at our manufacturing plants in Decatur, Illinois and Somerset, New Jersey and through various strategic partners. We will continue to work with strategic partners for development of certain products. However, we believe that having our own centralized and dedicated R&D facility will allow us to significantly increase the size of our product pipeline as well as shorten the time to U.S. Food and Drug Administration (“FDA”) filing of our pipeline products.
     At December 31, 2009, fourteen of our full-time employees were directly involved in product research and development activities. Early in 2010, we hired five additional scientists to fully staff our new R&D facility in Skokie, Illinois, thus bringing the R&D employee total to nineteen full-time employees.
     Research and development costs are expensed as incurred. Such costs amounted to $4,764,000, $6,801,000 and $7,850,000 for the years ended December 31, 2009, 2008 and 2007, respectively and include both internal R&D costs and milestone fees paid to our strategic partners. Our strategic partnerships are discussed further in “Business Development.”
     In 2009, we received ten Abbreviated New Drug Application (“ANDA”) product approvals from the FDA. In 2008, we received 22 ANDA product approvals from the FDA. As of December 31, 2009, we had 17 ANDA product submissions for generic pharmaceuticals under review at the Office of Generic Drugs: six from internal development, six related to our non-consolidated joint venture, Akorn-Strides, LLC, and five from various strategic agreements with other external partners. In most but not all instances, we own, or will own, the ANDAs that are produced by our strategic partnerships. We plan to continue to file ANDAs on a regular basis in anticipation of selected pharmaceutical products coming off patent, thereby allowing us to compete by marketing generic equivalents. For more information, see “Government Regulation”.
     No assurance can be given as to whether we will file New Drug Applications (“NDAs”), or ANDAs, when anticipated, whether we will develop marketable products based on any filings we do make, or as to the actual size of the market for any such products, or as to whether our participation in such market would be profitable. See “Government Regulation” and Item 1A. Risk Factors — “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities”.
     Business Development. In additional to our internal research and development, we also maintain a business development program that identifies potential product acquisition or product licensing opportunities. We have strategically focused our business development efforts on products that complement our existing product lines and are expected to have few competitors.
     In 2004, as part of our business development efforts, we began to enter into strategic partnerships for the development and marketing of a number of products, as detailed below.
     Under an agreement we entered into in 2004 with Strides Arcolab Limited (“Strides”), Akorn-Strides, LLC (the “Joint Venture Company”), of which we and Strides are each 50% owners, is developing hospital injectable ANDA products for the U.S. hospital and alternate site markets. We have each funded the Joint Venture Company with $1,500,000 for initial development projects. See Item 8. Financial Statements and Supplementary Data, Note P — “Business Alliances” for more information. As our strategic partner, Strides is responsible for developing, manufacturing and supplying products that we will sell and market in the United States on an exclusive basis. We launched the first Akorn-Strides’ products in the second half of 2008. For the years 2008 and 2009, the Joint Venture Company generated net sales of $2,024,000 and $10,910,000, respectively. The Joint Venture Company product pipeline is limited to those products identified at the founding of the Joint Venture Company and placed into development shortly thereafter. There are no plans to add additional products to the Joint Venture Company, but rather develop new opportunities as Akorn, Inc.
     In October 2004, we entered into an exclusive drug development and distribution agreement for oncology drug products for the United States and Canada with Serum Institute of India, Ltd. (“Serum”). Serum constructed and commissioned a new, FDA approved facility to support oncology products for distribution by us in the United States and Canada, and by Serum to customers in other parts of the world. Under our agreement, Akorn owns the approved ANDAs for U.S. marketed products and can buy the products developed under the agreement from Serum under a negotiated transfer price arrangement for sale in the United States and Canada under the Akorn label. To date we have received approval for three ANDAs, none of which has yet been launched due to aggressive market competition and price erosion.

     On November 16, 2004, we entered into an Exclusive License and Supply Agreement with Hameln Pharmaceuticals (“Hameln”) for two Orphan Drug NDAs — Calcium-DTPA and Zinc-DTPA — which were both approved by the FDA in August 2004. These products are antidotes for the treatment of radioactive poisoning. Under the terms of the agreement, we paid a one-time license fee of 1,550,000 Euros ($2,095,000 at such time) for an exclusive license for five years, subject to automatic extension for successive two-year periods. Orphan drug exclusivity status is granted by the FDA for a period of seven years from the date of approval of the NDA. Hameln manufactures both drugs, and we market and distribute both drugs in the United States and Canada. We share revenues equally, subject to certain adjustments. We pay any annual FDA establishment fees and for the cost of any post-approval studies. On December 30, 2005, we were awarded a $21,491,000 contract from the United States Department of Health and Human Services (“HHS”) for these products which we subsequently sold to HHS in March of 2006. In December 2006, we sold HHS an additional $3,502,000 of these products. An automatic two-year extension on November 16, 2009 would have extended this agreement until November 16, 2011. However, in September 2009, we agreed with Hameln to early terminate the agreement on September 30, 2010. Our 2009 and 2008 sales were $1,262,000 and $322,000, respectively, for these antidote products, none of which were sales to HHS.
     On March 7, 2006, we entered into a 10-year exclusive agreement with Cipla, Ltd. (“Cipla”), an Indian pharmaceutical company located in Mumbai, India. Under the terms of the agreement, Cipla manufactures and supplies oral Vancomycin, an ANDA anti-infective in capsule form, using our formulation, and we are responsible for the ANDA regulatory submission and clinical development. We also funded the purchase of specialized manufacturing equipment and paid Cipla milestone fees for Cipla’s assistance with ANDA development and submission. We agreed to purchase oral Vancomycin from Cipla and Cipla agreed to supply this product to us on an exclusive basis in the United States. We will own the ANDA in the United States. We are awaiting final FDA review and approval for generic oral Vancomycin capsules.
     On November 8, 2006, we entered into both a Development and Exclusive Distribution Agreement and a Development Funding Agreement with Serum. Under these agreements, Serum agreed to appoint us as the exclusive distributor for rabies monoclonal antibody. In exchange for us receiving exclusive marketing and distribution rights for the Product to North, Central, and South America, we agreed to help fund development of the Product through milestone payments. However, in early 2009, we assessed the rabies vaccine market and determined that the size of the opportunity did not justify ongoing development efforts. Therefore, the project was abandoned.
     On March 22, 2007, we entered into an Exclusive Distribution Agreement (the “MBL Distribution Agreement”) with Massachusetts Biological Laboratories of the University of Massachusetts (“MBL”) for distribution of Td vaccines. MBL manufactures the Td vaccine products and we market and distribute the Td vaccine products on an exclusive basis in the United States and Puerto Rico. In July 2008, the MBL Distribution Agreement was amended to: (i) allow us to destroy our remaining inventory of Td vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Td vaccine, single-dose/vial (the “Single-dose Product”) at no additional cost other than destruction and documentation expenses; (ii) reduce the aggregate purchase price of the Single-dose Product during the first year of the MBL Distribution Agreement by approximately 14.4%; (iii) reduce our purchase commitment for the second year of the MBL Distribution Agreement by approximately 34.7%; and (iv) reduce our purchase commitment for the third year of the MBL Distribution Agreement by approximately 39.5%.
     We were unable to make a payment of approximately $3,375,000 for Td vaccine products that was due to MBL by February 27, 2009 under our MBL Distribution Agreement. While we made a partial payment of $1,000,000 to MBL on March 13, 2009, we were also unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, we entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which we agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010. In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we provided MBL a standby letter of credit to secure our obligation to pay amounts due to MBL, and we were released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such letter of credit. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement provided that we comply with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.
     We made all scheduled 2009 payments to MBL according to the MBL Letter Agreement and sold all of our existing Td inventory by December 31, 2009. We were unable to reach agreement with MBL regarding the business terms that would govern the purchase of new Td inventory. As a result, on December 14, 2009 MBL delivered to us a ninety-day notice of termination of the MBL Distribution Agreement, and accordingly, the MBL Distribution Agreement terminated on March 14, 2010. Upon the termination of this agreement, we exited the biologics & vaccines segment of our business.
     Patents, Trademarks and Proprietary Rights. We consider the protection of discoveries in connection with our development activities important to our business. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2009, we had received seven U.S. patents and had two additional U.S. patent applications pending and one international patent pending. The importance of these patents does not vary among our business segments.
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
     Employee Relations. As of December 31, 2009, we had 329 full-time employees of which 164 worked at our manufacturing facilities in Decatur, Illinois, 67 worked at our manufacturing facility in Somerset, New Jersey and the remaining 98 worked either at our corporate offices in Lake Forest, Illinois, our distribution facility in Gurnee, Illinois, or in outside sales in major metropolitan areas throughout the United States. We believe we have good relations with our employees. None of our employees is represented by a collective bargaining agreement.
     Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A. Risk Factors — “Our industry is very competitive. Additionally, changes in technology could render our products obsolete” for more information.
     The companies that compete with our ophthalmic segment include Alcon Laboratories, Inc., Allergan Pharmaceuticals, Inc., Novartis International AG, Bausch & Lomb, Inc., and Apotex, among others. The ophthalmic segment competes primarily on the basis of price and service.
     The companies that compete with our hospital drugs & injectables segment include both generic and name brand companies such as Hospira, Inc., Teva Pharmaceutical Industries, Fresenius Kabi, American Regent, Inc. and Baxter International, Inc. The hospital drugs & injectables segment competes primarily on the basis of price.
     Competitors in our biologics & vaccine market include Sanofi Aventis and GlaxoSmithKline plc. The vaccine segment competes primarily on the basis of price and service.
     Competitors in our contract services segment include Baxter International, Inc., Hospira, Inc., Ben Venue Laboratories, Inc. and Patheon, Inc. The contract services segment competes primarily on the basis of price and technical capabilities.
     Suppliers and Customers. In 2009, 2008 and 2007 purchases from MBL represented 38%, 62% and 64% of our purchases, respectively. In 2009, 2008 and 2007, MBL was our sole supplier of Td vaccine for our biologics & vaccines segment. As discussed above, our MBL Distribution Agreement terminated on March 14, 2010.
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
     In 2009, 2008 and 2007, a high percentage of our sales were through the three large wholesale drug distributors noted below. These three large wholesale drug distributors account for a large portion of our gross sales, net revenues and accounts receivable in all our business segments except for contract services. Those distributors are:
•	AmerisourceBergen Corporation (“AmerisourceBergen”)

•	Cardinal Health, Inc. (“Cardinal”); and

•	McKesson Drug Company (“McKesson”).

     These three wholesale drug distributors combined to account for approximately 62% of our total gross sales and 54% of our net revenue in 2009, and 71% of our gross accounts receivable as of December 31, 2009. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for more information).
     The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2009, 2008 and 2007:

	2009			2008			2007
			Gross			Gross			Gross
	Gross	Net	Accounts	Gross	Net	Accounts	Gross	Net	Accounts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable	Sales	Revenue	Receivable
AmerisourceBergen	25%	21%	44%	16%	12%	7%	22%	17%	36%
Cardinal	21%	19%	21%	23%	19%	41%	25%	21%	25%
McKesson	16%	14%	6%	10%	14%	6%	20%	15%	8%
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
     Backorders. As of December 31, 2009, we had approximately $1,404,000 of products on backorder as compared to approximately $925,000 of backorders as of December 31, 2008. We anticipate filling all current open backorders during 2010.
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
     FDA approval is required before any application drug product can be manufactured and marketed. New drugs require the application filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are equivalents of existing, off-patent brand name drugs, require the application filing of an ANDA. An ANDA does not, for the most part, require clinical studies since safety and efficacy have already been demonstrated by the product originator. However, the ANDA must, for example, provide data demonstrating the equivalency of the generic formulation in terms of bioavailability. The time required by the FDA to review and approve NDAs and ANDAs is variable and, to a large extent, beyond our control.
     We are subject to periodic inspections by the FDA. On March 29, 2007, we received an FDA Warning Letter (the “Warning Letter”) following a routine inspection of our Decatur, Illinois manufacturing facility conducted in September 2006. The Warning Letter alleged violations of the current cGMP regulations. We responded to the Warning Letter in April 2007 providing clarifying information and describing corrective actions planned and/or completed After subsequent FDA inspection of our Decatur facility in July/August 2007 and related communications between us and the FDA, we were notified by the FDA in December 2007 that all cGMP issues had been satisfactorily resolved, resulting in removal of the Warning Letter’s potential restrictions on new product approvals, approval of the lyophilization and filling operations of the Decatur facility and approval of the site transfer for manufacture of IC Green to the Decatur facility. Subsequent FDA inspections, the most recent of which was conducted during the quarter ended June 30, 2009, have occurred at all Akorn sites, with no subsequent observations resulting in warning letters. The Warning Letter had no impact on FDA approved products manufactured or distributed by our Decatur facility, and we have continued to submit and received FDA approval for the manufacture of additional new products at our manufacturing plants in Decatur, Illinois and Somerset, New Jersey. Throughout the five year period ended December 31, 2009, there have been no product interruptions associated with regulatory inspection or review activities.

     Product Recalls. We were prompted to initiate one product recall of our Cyanide Antidote Kit during 2008, due to the third quarter recall notification by Becton, Dickinson and Company (“BD”), of their 60ml syringe. This syringe is included as part of a packaged kit along with drug components manufactured and sourced by us, to support the Cyanide Antidote Kit. Our recall of the Cyanide Antidote Kit was necessitated by the BD recall, and has resulted in no patient impact and no shortage of product supply to the marketplace. We recorded a $440,000 additional provision to sales returns in 2008 to recognize the impact of this recall. In 2009, we recorded an additional sales returns provision of $102,000, which is net of a $140,000 settlement we received from BD related to the Cyanide Antidote Kit recall. Our supporting efforts were reviewed by the FDA, as part of our due diligence in apprising the Agency of our reaction to the BD recall. There were no product recalls during 2007 and no new product recalls in 2009.
     DEA Regulation. We also manufacture and distribute several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product. There were no DEA citations issued to us in 2009.
     Environment. We do not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.
     Foreign Sales. During 2009, 2008 and 2007, approximately $818,000, $1,384,000 and $1,320,000 of our net revenue, respectively, was from customers located in foreign countries.
     Seasonality. Most of our business segments do not experience significant seasonality other than Td vaccines in the spring through fall seasons and flu vaccine products, which are typically sold in the August through November period. We discontinued distribution of flu vaccines during 2009 and ceased distribution of Td vaccines as of March 14, 2010 upon the termination of our MBL Distribution Agreement.
     Government Contracts. None of our business segments are generally subject to renegotiation of profits or termination of contracts at the election of the Federal government.
     Available Information. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Materials filed with the SEC can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are available to the public at the website maintained by the SEC, http://www.sec.gov. We also make available, free of charge, through our web site at www.akorn.com, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC. The information contained on our web site is not a part of this document.

Item 1A.	Risk Factors.
We have experienced recent operating losses, working capital deficiencies and negative cash flows from operations, and these losses and deficiencies may continue in the future.
     Our recent operating losses may continue in the future and there can be no assurance that our financial outlook will improve. For the years 2009, 2008 and 2007, our operating losses were $19,512,000, $7,183,000 and $19,815,000, respectively. We generated negative operating cash flows of $1,038,000, $5,420,000 and $24,891,000 in 2009, 2008 and 2007, respectively. If our cash flow from operations does not improve, we may have to implement a restructuring plan in order to preserve our cash flow and continue business operations.
     As of December 31, 2008, as a result of our lack of liquidity, limited capital resources, operating losses and accumulated debt, we had concluded that there was substantial doubt as to our ability to continue as a going concern, and our independent registered public accounting firm included in their report on our December 31, 2008 consolidated financial statements an explanatory paragraph describing the events that gave rise to this uncertainty. These factors made it more difficult for us to obtain additional funding to meet our obligations. While we and also our independent registered public accounting firm have concluded the substantial doubt to continue as a going concern is no longer applicable as of December 31, 2009, our ability to continue as a going concern over the long-term is still dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis. In the years 2009, 2008 and 2007 combined, we recorded operating losses that totaled approximately $47 million and generated negative operating cash flow of approximately $31 million. In spite of this past record of performance, we believe that current working capital and availability under our Credit Agreement will be sufficient for us to implement our operating plans and satisfy our cash requirements through December 31, 2010. However, we can offer no assurance that this will be the case. Further, we have no commitments in place to obtain additional capital, and should we require additional capital to fund our operating plans and obligations, we can offer no assurance that such financing would be available in amounts or on terms acceptable to us, if at all.
Availability under our Credit Agreement may be restricted if we fail to meet our covenant requirements.
     We are party to a revolving Credit Agreement with EJ Funds LP (“EJ Funds”), a company controlled by our Chairman, Dr. John Kapoor. This Credit Agreement was originally entered into on January 7, 2009 as a $25 million revolving credit agreement between General Electric Capital Corporation (“GE Capital”) and us. On February 19, 2009, GE Capital applied a reserve against availability under the Credit Agreement due to concerns about our prospective compliance with certain covenants, capping our borrowing availability at its then current outstanding balance, which was $5,523,620. On March 31, 2009, we consented to an assignment of rights and obligations under the Credit Agreement from GE Capital to EJ Funds. At that time, availability was capped at $5,650,000, but was subsequently increased to $10 million on August 17, 2009 upon completion of negotiations with EJ Funds. Under the negotiated terms, agreed to in the negotiations, we are not subject to debt covenants until April 1, 2010 and therefore have no limit on availability through that date. However, after that date, availability will be dependent upon our maintaining compliance with various covenants. The financial covenants consist of a maximum limit on capital expenditures of $7,500,000 in 2010 and a requirement to have positive liquidity. Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which is greater than zero. Should we fail to maintain compliance with these covenants, availability under the Credit Agreement could be restricted which would in turn negatively impact our liquidity and require us to seek additional sources of capital in order to maintain our continuing operations.
We will likely need to obtain additional capital to continue to grow our business.
     It is likely that we will require additional funds in order to materially grow our business. We require substantial liquidity to implement long-term cost savings and restructuring plans, continue capital spending to support product programs and development of advanced technologies, meet scheduled term debt and lease maturities, and run our normal business operations. We may seek additional funds through public and private financing, including equity and debt offerings. However, adequate funds through the financial markets or from other sources may not be available when needed or on terms favorable to us. Without sufficient additional funding, we may be required to delay, scale back or abandon some or all of our product development, manufacturing, acquisition, licensing and marketing initiatives, or operations. Further, such additional financing, if obtained, may require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders and could include covenants and restrictions that limit our ability to operate or expand our business in a manner that we deem to be in our best interest.

Unstable market and economic conditions may have serious adverse consequences on our business.
     Our general business strategy may be adversely affected by the current economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. A prolonged or profound economic downturn may result in adverse changes to product reimbursement, pricing or sales levels, which would harm our operating results. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.
We depend on a small number of distributors, the loss of any of which could have a material adverse effect.
     A small number of large wholesale drug distributors account for a large portion of our gross sales, net revenues and accounts receivable. The following three wholesalers, AmerisourceBergen, Cardinal and McKesson, accounted for approximately 62% of total gross sales and 54% of total net revenues in 2009, and 71% of gross trade receivables as of December 31, 2009. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations. A change in purchasing patterns, inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, results of operations and cash flows.
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
     We have entered into several strategic business alliances that have been formed to supply us with low cost finished dosage form products. Since 2004, we have entered into various purchase and supply agreements, license agreements, and a joint venture that are all designed to provide finished dosage form products that can be marketed through our distribution pipeline. The Joint Venture Company has generated several product introductions, however, there can be no assurance that these agreements will result in additional FDA-approved ANDAs or NDAs, or that we will be able to market any such additional products at a profit. In addition, any clinical trial expenses that we incur may result in adverse financial consequences to our business.
Our growth and profitability is dependent on our ability to successfully market and distribute new products through various distribution channels.
     We continue to seek out and introduce new pharmaceutical/healthcare products. Our improved financial performance is dependent on new product introduction. Any delays or an inability to successfully market and distribute such products may result in adverse financial consequences to our business.
Our success depends on the development of generic and off-patent pharmaceutical products, which are particularly susceptible to competition, substitution policies and reimbursement policies.
     Our success depends, in part, on our ability to identify suitable branded pharmaceutical products to target for development of generic equivalents, determine or anticipate the dates when these branded pharmaceuticals are expected to come off patent, and time our product development activities accordingly so that we will be ready to manufacture and market our generic equivalent products at the most advantageous times. Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices that are significantly lower than branded pharmaceuticals. Generic substitution is regulated by the federal and state governments, as is reimbursement for generic drug dispensing. There can be no assurance that substitution will be permitted for newly approved generic drugs or that such products will be subject to government reimbursement. In addition, generic products developed by other third parties may render our generic products noncompetitive or obsolete, or may glut the market with competing products resulting in a reduction in sale price or market share for the generic products we sell. There can be no assurance that we will be able to consistently bring generic pharmaceutical products to market quickly and efficiently in the future. An increase in competition in the sale of generic pharmaceutical products or our failure to bring such products to market before our competitors could have a material adverse effect on our business, financial condition and results of operations.
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
We can be subject to legal proceedings against us, which may prove costly and time-consuming even if without merit.
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
     We rely on external third parties to manufacture certain of the products we sell. Currently, due to our exit from the biologics & vaccines segment, this risk is limited to products manufactured by Strides for sale by the Joint Venture Company, as well as a few Akorn products that represent an immaterial percentage of our revenue and gross profit. However, we expect this risk to become more significant as we receive approvals for new products to be manufactured through our other strategic partnerships and as we seek additional growth opportunities beyond the capacity and capabilities of our two manufacturing facilities. If we are unable to obtain or retain third-party manufacturers for these products on commercially acceptable terms, we may not be able to distribute such products as planned. Further, no assurance can be given that the manufacturers we use will be able to provide us with sufficient quantities of our products to meet our needs or that the products supplied to us will meet our specifications. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.
Certain of our directors are subject to conflicts of interest.
     Dr. John N. Kapoor, Ph.D., the Chairman of our Board of Directors and a principal shareholder, is the President of EJ Financial Enterprises, Inc. (“EJ Financial”), a health care consulting investment company. EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete. Dr. Kapoor is also a lender to us, having loaned $5,853,267 to us through a Subordinated Note with the Kapoor Trust and $3,000,000 through a $10,000,000 revolving Credit Agreement with EJ Funds, an entity whose sole general partner is EJ Financial. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Subordinated Debt”. Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.
We depend on key executive officers and must continue to attract and retain key personnel in order to compete successfully.
     Our success will depend, in part, on our ability to attract and retain key executive officers. We are particularly dependent upon John N. Kapoor, Ph.D., Chairman of our Board of Directors. In addition to serving as our Chairman, Dr. Kapoor is also currently our primary lender on both our Subordinated Note and our Credit Agreement. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Credit Facility” and “Subordinated Debt”.) The departure of Dr. Kapoor as our chairman or the removal of his financial support from our business could have a material adverse effect on our financial condition.

     Mr. Rajat Rai currently serves as our interim chief executive officer under the terms of a consulting agreement expiring on December 7, 2010; and is subject to twelve month renewals thereafter. Our inability to attract and retain key executive officers, or the loss of one or more of our key executive officers could have a material adverse effect on our business, financial condition and results of operations.
     Further, our performance depends, to a large extent, on the continued service of our key research and development personnel, other technical employees, managers and sales personnel and our ability to continue to attract and retain such personnel. Competition for such personnel is intense, particularly for highly motivated and experienced research and development and other technical personnel. We are facing increasing competition from companies with greater financial resources for such personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled personnel in the future, and the inability to do so could have a material adverse effect on our business, and on our results of operations and financial condition.
Through stock ownership, his position on our board of directors, and his loans to us, Dr. John Kapoor has substantial influence over our business strategies and policies.
     Dr. John Kapoor owns, directly and indirectly, a substantial portion of our outstanding voting common stock. Dr. Kapoor is also Chairman of our Board of Directors. Further, Dr. Kapoor is a substantial creditor of ours. As a result, Dr. Kapoor can strongly influence, and potentially control, the outcome of our corporate actions, including the election of our directors and transactions involving a change of control. Decisions made by Dr. Kapoor with respect to his, and his related parties’, ownership or trading of our common stock, or with regards to our outstanding debt, could have an adverse effect on the market value of our common stock and an adverse effect on our business.
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
     We are subject to regulation by the FDA. All pharmaceutical manufacturers, including us, are subject to regulation by the FDA under the authority of the FDC Act. Under the FDC Act, the federal government has extensive administrative and judicial enforcement authority over the activities of finished drug product manufacturers to ensure compliance with FDA regulations. This authority includes, but is not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products, to seek civil and monetary penalties and to criminally prosecute violators. Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any such enforcement activities, including the restriction or prohibition on sales of products we market or the halting of our manufacturing operations, could have a material adverse effect on our business, financial condition and results of operations. In addition, product recalls may be issued at our discretion, or at the request of the FDA or other government agencies having regulatory authority for pharmaceutical products. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. No assurance can be given that restriction or prohibition on sales, halting of manufacturing operations or recalls of our pharmaceutical products will not occur in the future. Any such actions could have a material adverse effect on our business, financial condition and results of operations. Further, such actions, in certain circumstances, could constitute an event of default under the terms of our various financing relationships.
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
     If the FDA changes its regulatory position, it could force us to delay or suspend our manufacturing, distribution or sales of certain products. FDA interpretations of existing or pending regulations and standards may change over time with the advancement of associated technologies, industry trends, and/or prevailing scientific rationale. If the FDA changes its regulatory position due to such factors, it could result in our delay or suspension of the manufacturing, distribution or sales of certain of our products. We believe that all of our current products are in substantial compliance with FDA regulations and have received the requisite agency approvals for their manufacture and sale. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals which may or may not be granted and which may be subject to a lengthy application process. Any change in the FDA’s enforcement policy or any decision by the FDA to require an approved NDA or ANDA for one of our products not currently subject to the approved NDA or ANDA requirements or any delay in the FDA approving an NDA or ANDA for one of our products could have a material adverse effect on our business, financial condition and results of operations.
     A number of products we market are non-application drugs that are manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed by industry prior to the 1962 Amendment of the FDC Act. The regulatory status of these products is subject to change and/or challenge by the FDA, which could establish new standards and limitations for manufacturing and marketing of such products, or challenge the evidence of prior manufacturing and marketing upon which grandfathering status is based. Any such change in the status of such product could have a material adverse effect on our business, financial condition and results of operations.
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
     The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products, or items within our products, may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. We were prompted to initiate one product recall of our Cyanide Antidote Kit during 2008, due to the third quarter recall notification by BD, of their 60ml syringe. This syringe is included as part of a packaged kit along with drug components manufactured and sourced by us, to support the Cyanide Antidote Kit. Our recall of the Cyanide Antidote Kit was necessitated by the BD recall, and has resulted in no patient impact and no shortage of product supply to the marketplace. Our supporting efforts were reviewed by the FDA, as part of our due diligence in apprising the FDA of our reaction to the BD recall. There were no product recalls in 2007 or 2009.
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
     The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. We have registered shares held by certain of our investors for sale under registration statements filed with the SEC. Sales of these shares on the open market could cause the price of our stock to decline.

Exercise of warrants and options may have a substantial dilutive effect on our common stock.
     If the price per share of our common stock at the time of exercise or conversion of any warrants or stock options is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. Holders of our outstanding warrants and options would receive 13,858,469 shares of our common stock at a weighted average exercise price of $1.87 per share. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock which may result in substantial dilution of the existing ownership interests of our common shareholders.
Changes to the market value of our outstanding warrants may negatively impact or create volatility in our reported net income.
     During 2009, we issued to EJ Funds and the Kapoor Trust various warrants to purchase a total of 7,192,313 shares of our common stock at exercise prices ranging from $1.11 to $1.16 per share. The warrants will expire five years from their grant dates if not exercised. The warrants are adjusted to fair value at the end of each quarter through Black-Scholes calculations which considers changes in the market price of our common stock, the remaining contractual life of the warrants, and other factors. Any quarterly increase in the calculated market value of the warrants is recorded as a non-operating expense on our consolidated statement of operations for the applicable period. Quarterly declines in value would similarly be recorded as non-operating income. For the year ended December 31, 2009, we recorded $3,843,000 in non-operating expense related to the change in market value of these warrants since their issuance.
     Future increases in our stock price may require us to record higher non-operating expenses and report lower net income (loss) and net income (loss) per share due to the quarterly change in fair value of our outstanding warrants. While such changes in fair value will have no impact on our liquidity or cash flows, they would have a negative effect on our reported net income.
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
     As of March 10, 2010, the market price of our common stock did not exceed $5.00 per share. Because our market price has fallen below $5.00 per share, trading in our common stock may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

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
     We own a 76,000 square foot facility located on 15 acres of land in Decatur, Illinois. This facility is currently used for packaging, distribution, warehousing and office space. In addition, we own a 65,000 square-foot manufacturing facility in Decatur, Illinois. Our Decatur facilities support our ophthalmic, hospital drugs & injectables, and contract services segments.
     Our wholly-owned subsidiary, Akorn (New Jersey) Inc. leases approximately 50,000 square feet of space in Somerset, New Jersey. This space is used for manufacturing, research and development and administrative activities related to our ophthalmic and hospital drugs & injectables segments.
     We do not have any idle manufacturing facilities. The capacity utilization at our Decatur and Somerset facilities was approximately 62% and 100%, respectively, during the year ended December 31, 2009. Operating the manufacturing facilities at less than full capacity has resulted in reduced gross margins, due in part to unabsorbed fixed manufacturing costs.
     Our current space in Decatur is considered adequate to accommodate our manufacturing needs for the foreseeable future and we have expanded our manufacturing space at our Somerset production facility to accommodate anticipated future product opportunities.
     Our corporate headquarters and administrative offices consist of 34,000 square feet of leased space in an office building in Lake Forest, Illinois. Effective April 1, 2010, we subleased approximately 4,100 square feet of this space to EJ Financial, a company wholly-owned by our Chairman. We also maintain a leased space in Gurnee, Illinois, consisting of 74,000 square feet in total, to accommodate our product warehousing and distribution needs. Both leases extend through March 2018.
     As of February 1, 2010, we took occupancy on a 6,000 square foot leased space in a science and technology park in Skokie, Illinois for purposes of supporting our research and development efforts. This new lease has an initial term of six years and a scheduled termination date of January 31, 2016.

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
     In his arbitration demand, Mr. Przybyl seeks severance and related benefits that would have been payable under the Employment Agreement were Mr. Przybyl terminated without cause and had he met additional requirements. Mr. Przybyl’s arbitration demand states that he seeks more than $1,250,000. In our response to Mr. Przybyl’s claim that we filed in the arbitration, we asserted counterclaims against Mr. Przybyl for (among other things) breach of contract and breach of fiduciary duty. We seek affirmative monetary relief under our counterclaims. The arbitration is in the discovery stage.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The following table sets forth, for the fiscal periods indicated, the high and low sales prices or closing bid prices for our common stock for the two most recent fiscal years and for the first quarter of our current fiscal year. On February 7, 2007, our common stock was listed on the NASDAQ Global Market under the symbol “AKRX” and continues to be listed there as of the date hereof. Before such listing, from November 24, 2004 until February 6, 2007, our common stock was listed for trading on the American Stock Exchange under the symbol “AKN.”

	High	Low
Year Ending December 31, 2010
1st Quarter (through March 10, 2010)	$1.89	$1.27
Year Ended December 31, 2009
4th Quarter	$2.00	$1.22
3rd Quarter	1.75	0.92
2nd Quarter	1.29	0.73
1st Quarter	2.69	0.86
Year Ended December 31, 2008
4th Quarter	$5.22	$1.11
3rd Quarter	5.63	3.14
2nd Quarter	5.24	3.26
1st Quarter	8.19	4.37
     As of March 10, 2010, the market price of our common stock did not exceed $5.00 per share. Because our market price is below $5.00 per share, trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules would require that any broker-dealer that would recommend our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations would require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.
     As of March 10, 2010, we had 90,453,895 shares of common stock outstanding, which were held by approximately 493 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 10, 2010 was $1.64 per share.
     We did not pay cash dividends in 2009, 2008 or 2007 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we are currently prohibited from making any dividend payment under the terms of our various financing relationships. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Financial Condition and Liquidity” for more information.
     We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this report.
EQUITY COMPENSATION PLANS
Equity Compensation Plans Approved by Stockholders.
     The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by our Board of Directors on November 6, 2003 and approved by our stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options have been granted and 10,000 remain outstanding as of December 31, 2009. On March 29, 2005, our Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this plan was subsequently approved by our stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. Commencing May 27, 2005, all new awards have been granted under the Amended 2003 Plan. The aggregate number of shares of our common stock authorized to be issued pursuant to awards granted under the Amended 2003 Plan was initially set at 5,000,000. On August 7, 2009, our shareholders voted affirmatively to increase the number of available for issuance under the Amended 2003 Plan to 11,000,000. Under the Amended 2003 Plan, 8,992,000 options have been granted to employees and directors and 5,147,000 remain outstanding as of December 31, 2009. Options granted under the 2003 Stock Option Plan and the

Amended 2003 Plan have exercise prices equivalent to the market value of our common stock on the date of grant and generally vest over a period of three years and expire within a period of five years.
     On November 19, 2009, we completed a tender offer to employees (the “Option Exchange Program”) for the purpose of completing a one-for-one exchange of their existing out-of-the-money vested and unvested options for new options granted at a price per option equal to the greater of $1.34 or the closing market price of our stock on November 19, 2009. The Option Exchange Program applied to shares granted prior to February 27, 2009 under the 2003 Stock Option Plan or the Amended 2003 Plan. Under the terms of the Option Exchange Program, new options were issued with the same vesting schedule and termination period as the surrendered options, except that the clock on both vesting and termination was restarted on November 19, 2009. Accordingly, in certain cases, vested options were exchanged for unvested options. A total of 1,744,069 shares were eligible for exchange and 1,637,652 options were actually surrendered and exchanged under the Option Exchange Program. The grant price on the new options was $1.60 per share, the closing price of our common stock on November 19, 2009. In relation to the Option Exchange Program, we filed a Schedule TO-I with the Securities and Exchange Commission on October 21, 2009 and a Schedule TO-I/A on November 20, 2009 once the offering was completed.
     The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which our shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our security holders.

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in the first column)
Equity Compensation plans approved by security holders:
2003 Plan	10,000	$2.61	—
2003 Amended Plan	5,147,068	$1.48	5,149,417

Total	5,157,068	$1.49	5,149,417

Item 6.	Selected Financial Data
     The following table sets forth selected summary historical financial data. We have prepared this table using our consolidated financial statements for the five years ended December 31, 2009. Our consolidated financial statements for 2009 and 2008 were audited by Ernst & Young LLP, independent registered public accounting firm, and our consolidated financial statements for 2007, 2006 and 2005 were audited by BDO Seidman, LLP, independent registered public accounting firm. This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included herein.

	Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Revenues	$75,891	$93,598	$52,895	$71,250	$44,484
Gross profit	15,672	26,592	11,400	26,880	14,944
Operating loss	(19,512)	(7,183)	(19,815)	(4,905)	(7,479)
Interest and other non-operating income (expense)	(5,792)	(752)	650	(1,055)	(1,113)
Pretax loss	(25,304)	(7,935)	(19,165)	(5,960)	(8,592)
Income tax provision	2	4	3	3	17
Net loss	(25,306)	(7,939)	(19,168)	(5,963)	(8,609)
Preferred stock dividends and adjustments	—	—	—	(843)	(4,082)
Net loss available to common stockholders	$(25,306)	$(7,939)	$(19,168)	$(6,806)	$(12,691)
Weighted average shares outstanding:
Basic	90,253	89,209	87,286	73,988	26,095
Diluted	90,253	89,209	87,286	73,988	26,095
PER SHARE
Equity	$0.43	$0.69	$0.74	$0.95	$1.57
Net loss:
Basic	(0.28)	(0.09)	(0.22)	(0.09)	(0.49)
Diluted	(0.28)	(0.09)	(0.22)	(0.09)	(0.49)
Share Price: High	2.69	8.19	8.00	6.61	4.91
Low	0.73	1.11	5.00	3.01	2.17
BALANCE SHEET DATA
Current assets	$26,069	$40,746	$45,722	$39,654	$15,694
Net property, plant & equipment	31,473	34,223	32,262	33,486	31,071
Total assets	68,759	82,329	86,966	82,083	57,095
Current liabilities, including debt in default	21,666	18,103	21,000	10,253	15,460
Long-term obligations, less current installments	8,456	2,783	1,308	1,516	602
Shareholders’ equity	38,637	61,443	64,658	70,314	41,033
CASH FLOW DATA
Cash provided by (used in) operating activities	$(1,038)	$(5,420)	$(24,891)	$2,509	$(148)
Cash used in investing activities	(1,397)	(3,787)	(2,184)	(4,377)	(1,857)
Cash provided by (used in) financing activities	2,989	2,322	13,205	22,895	(1,314)
Increase/(decrease) in cash and cash equivalents	554	(6,885)	(13,870)	21,027	(3,319)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     We manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals. We are a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives, controlled substances for pain management and anesthesia, and vaccines, among others. We report revenue and gross profit for four operating segments:
•	Ophthalmic — sales of diagnostic and therapeutic ophthalmic drugs

•	Hospital Drugs & Injectables — sales of diagnostic and therapeutic injectables and other hospital drugs

•	Biologics & Vaccines — sales of vaccines purchased from outside sources

•	Contract Services — sales of various drugs that we manufacture for others to distribute under their own brands
     We experienced a number of financial challenges during 2008 and early 2009. On February 19, 2009, our primary lender at the time, General Electric Capital Corporation (“GE Capital”), applied a reserve against future availability under our $25,000,000 revolving credit agreement (the “Credit Agreement”) effectively capping our borrowing at its then current level of $5,524,000. We subsequently were unable to make scheduled payments in February and March 2009 to a major vendor, MBL, falling $5,750,000 in arrears. These factors combined to create doubt about our ability to continue as a going concern and led us to conclude in our 2008 Annual Report on Form 10-K that there was substantial doubt as to our ability to continue as a going concern. As a result of the changes detailed below and subsequent efforts to improve the effectiveness and efficiency of our operations, we have significantly improved our financial stability compared to a year ago. This is evidenced by an improved balance sheet and improvements in operating performance throughout 2009. As a result, we were able to overcome the substantial doubt about our ability to continue as a going concern.
     During 2009, we focused on stabilizing our operations and cash flows, resolving our issues with MBL and securing financing to resolve our liquidity problems. Our Board of Directors determined that management changes were necessary to help move the company forward. Accordingly, on June 8, 2010, Raj Rai was named Interim Chief Executive Officer (“CEO”) and Tim Dick was named Chief Financial Officer (“CFO”).
     On March 27, 2010, we entered into a letter agreement with MBL in which we agreed to pay the $5,750,000 then due, plus an additional $4,750,000 in subsequent payments in consideration of amendments to the underlying MBL Distribution Agreement. The terms of this letter agreement were formalized and elaborated with the signing of a Settlement Agreement with MBL on April 15, 2009. We have made all scheduled payments agreed to within the Settlement Agreement, with one remaining installment of $1,500,000 due on June 30, 2010. On December 14, 2009, MBL delivered to us a ninety-day notice of termination of the MBL Distribution Agreement. Accordingly, we have terminated our distribution of Td vaccines effective March 14, 2010.
     On March 31, 2009, we consented to an Assignment Agreement between GE Capital and EJ Funds which transferred GE Capital’s rights and obligations under the Credit Agreement to EJ Funds, a company controlled by our Chairman, Dr. John Kapoor. Subsequent amendments increased our availability under the Credit Agreement to $10,000,000 and exempted us from compliance with financial covenants until April 1, 2010, helping to alleviate our liquidity problems. In exchange for these amendments to our Credit Agreement, we granted warrants to purchase a total of approximately 3.6 million shares of our stock to EJ Funds at various dates during 2009.
RESULTS OF OPERATIONS
     For the years 2009, 2008 and 2007, we have identified and reported operating results for four distinct business segments: Ophthalmic; Hospital Drugs & Injectables; Biologics & Vaccines; and Contract Services. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), is our CEO. Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information. We anticipate exiting the biologics & vaccines segment as of March 14, 2010.
     The following table sets forth the amounts and percentages of total revenue for certain items from our Consolidated Statements of Operations and our segment reporting information for the years ended December 31, 2009, 2008 and 2007 (dollar amounts in thousands):

	2009		2008		2007
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenues:
Ophthalmic	$20,169	26.6%	$20,447	21.8%	$18,545	35.1%
Hospital drugs & injectables	16,456	21.7%	19,627	21.0%	19,475	36.8%
Biologics & vaccines	31,111	41.0%	44,602	47.7%	7,522	14.2%
Contract services	8,155	10.7%	8,922	9.5%	7,353	13.9%

Total revenues	75,891	100.0%	93,598	100.0%	52,895	100.0%
Gross profit:
Ophthalmic	5,135	6.8%	5,752	6.1%	3,784	7.2%
Hospital drugs & injectables	2,744	3.6%	5,049	5.4%	4,991	9.4%
Biologics & vaccines	6,489	8.6%	13,210	14.1%	745	1.4%
Contract services	1,304	1.7%	2,581	2.8%	1,880	3.6%

Total gross profit	15,672	20.7%	26,592	28.4%	11,400	21.6%
Operating expenses:
Selling, general & administrative expenses	22,843	30.1%	25,620	27.4%	21,861	41.3%
Supply agreement termination expense	5,929	7.8%	—	0.0%	—	—%
Amortization & write-down of intangibles	1,648	2.2%	1,354	1.4%	1,504	2.8%
Research and development expenses	4,764	6.3%	6,801	7.3%	7,850	14.8%

Operating loss	($19,512)	-25.7%	($7,183)	-7.7%	($19,815)	-37.5%

Net loss	($25,306)	-33.3%	($7,939)	-8.5%	($19,168)	-36.2%

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008
     Our consolidated revenues were $75,891,000 for 2009, a decrease of $17,707,000, or 18.9%, compared to 2008. This decline was primarily attributable to the biologics & vaccines segment, which generated revenue of $31,111,000 in 2009 compared to $44,602,000 in 2008, a decline of $13,491,000, or 30.2%. This decline was related to lower sales of Td vaccine, combined with our decision during 2009 to exit the distribution of flu vaccine. Ophthalmic revenue of $20,169,000 in 2009 was only slightly lower than our 2008 revenue of $20,447,000 for this segment. Hospital drugs & injectables revenue declined by $3,171,000, or 16.2%, in 2009 compared to the prior year due to targeted wholesaler reduction in stocking levels and decreases in sales volume of anesthesia and antidote products. Contract services revenue declined $767,000, or 8.6% in 2009 compared to 2008, mainly due to decreased order volumes on ophthalmic products.
     For 2009, our revenue of $75,891,000 was net of adjustments for chargebacks and rebates, returns and discounts and allowances totaling $36,379,000. Chargeback and rebate expense for 2009 was $29,821,000, or 26.6% of gross revenue, compared to the prior year total of $31,330,000, representing 23.9% of revenue. The $1,509,000 decline in chargeback expense was related to the decrease in gross sales volume. The increase in percentage of gross revenue was related to shifts in mix of our business, in part due to a decline in flu and Td vaccine sales. Our products returns provision increased to $4,806,000 in 2009 from $3,159,000 in 2008. This $1,647,000 increase was due to an $863,000 provision related to the Company’s Akten® ophthalmic solution, along with increased provisions due to lower than anticipated pull through on ophthalmic products and an increase in anticipated returns from wholesalers on certain other products.
     Our consolidated gross profit for 2009 was $15,672,000, or 20.7% of revenue, compared to $26,592,000, or 28.4% of revenue, in 2008. The $10,920,000 decline in gross profit was due to a combination of lower overall unit sales and lower gross profit margins across all of our segments. The biologics & vaccines gross profit margin was 20.9% in 2009 compared to 29.6% in 2008, this decline being primarily attributable to an increase in the unit cost of Td vaccines. Hospital drugs & injectables segment margins declined to 16.7% in 2009 from 25.7% in 2008 primarily due to a shift in mix toward lower margin products. The ophthalmic segment gross profit margin declined slightly from 28.1% in 2008 to 25.5% in 2009, and the contract services gross profit margin declined from 28.9% in 2008 to 16.0% in 2009. These declines are primarily related to changes in product mix and unabsorbed overhead resulting from a targeted reduction in wholesaler days on hand and a corresponding reduction in production.
     Selling, general and administrative (“SG&A”) expenses were $22,843,000 in 2009, a decrease of $2,777,000, or 10.8%, from the prior year. Decreases in salaries, wages and related costs accounted for approximately $2.0 million of this overall decrease. As part of our overall cost-cutting initiative, various positions were restructured or eliminated, resulting in severance expense of $722,000 for the year, less was paid out for sales commissions, and our fringe benefits expense declined, in part due to suspension of our 401(k) employer match as of May 1, 2009. Travel and entertainment expenses declined by approximately $1.0 million in 2009 compared to the prior year. This decline was partially offset by an increase in legal expenses of approximately $300,000.

     In early 2009, we incurred $5,929,000 in supply agreement termination expense related to the MBL Distribution Agreement for our distribution of Td vaccine products. We were unable to make scheduled payments to MBL in February and March 2009, and negotiated a settlement agreement with MBL that changed our agreement from an exclusive to a non-exclusive agreement and also eliminated the future minimum purchase commitments contained in the original agreement. We incurred no similar expense in 2008.
     Research and development (“R&D”) expenses were $4,764,000 in 2009, a decline of $2,037,000, or 30.0%, compared to the prior year. The decline was primarily related to a decrease in milestone payments to strategic partners and a reduction in write-offs of unusable new product inventories and product filing and licensing fees
     In 2009, we recorded interest expense of $1,516,000 compared to $870,000 in the prior year. This increase was due to an overall increase in borrowing levels in 2009 compared to the prior year.
     We incurred $2,013,000 in expense in 2009 for the write-off and amortization of deferred financing costs, as we signed a new revolving debt agreement with GE Capital in January 2009 and subsequently wrote off the related deferred financing costs of $1,454,000 in March 2009 when the agreement was assigned from GE Capital to EJ Funds. During 2009, we also incurred non-cash expense of $3,843,000 related to the change in fair value of stock warrants issued during the year. No similar expenses were recorded in 2008.
     For the year 2009, we recorded other income of $1,580,000 related to our proportionate share of the earnings of an unconsolidated joint venture, Akorn-Strides, LLC. In 2008, we recorded $295,000 of other income related to this joint venture. This increase is due to increased sales volume for this joint venture in 2009 compared to 2008, which was the first year it began selling product.
COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2008 AND 2007
     Consolidated revenues were $93,598,000 for 2008, an increase of $40,703,000, or 77%, compared to the prior year. This increase was mainly due to increased sales of Td vaccine and the launch of flu vaccine along with moderate increases in other product segments. Vaccine sales increased by $37,080,000, of which $30,700,000 related to our Td vaccine products and $6,380,000 related to our initial launch of our flu vaccine products. Ophthalmic segment revenues increased 10%, or $1,902,000, primarily due to increased sales from a new ophthalmic solution launched in the first quarter of 2008 and sales of Akten®, a new topical ophthalmic drug launched in the fourth quarter of 2008. Hospital drugs & injectables segment revenues increased 1% or $152,000 for the year, reflecting the increased sales of anesthesia and antidote products. Contract services revenues increased by 21%, or $1,569,000, mainly due to increased order volumes on ophthalmic contract products.
     For 2008, our net revenue of $93,598,000 was net of adjustments for chargebacks and rebates, returns and discounts and allowances totaling $37,758,000. The chargeback and rebate expense for the year ended December 31, 2008 decreased to $31,330,000 from $31,971,000 in 2007. This decrease was primarily due to product mix and increased sales volumes through distributors which do not generate chargebacks. In 2008, our product returns provision increased by $2,549,000, this increase being due to increased sales, $524,000 for a phase-out of multi-dose Td vaccine, $440,000 for a product recall due to a supplier’s syringe included in our Cyanide Antidote Kit product, refinements in the lag analysis used to estimate our product returns reserve and less favorable wholesaler returns experience.
     Year-to-date consolidated gross profit of $26,592,000 was 28% of net revenues for 2008 as compared to a gross profit of $11,400,000, or 22%, for 2007, mainly due to the $13,210,000 of gross profit contributed by vaccine sales combined with the sales increases for each segment discussed above. The higher gross profit percentage was due to lower purchase costs for unit dose Td vaccine, partially offset by lower margin flu vaccine sales. The gross profit of our ophthalmic segment increased $1,968,000, or 52%, due to our launch of our new ophthalmic products including Akten®. Our hospital drugs & injectables segment gross profit increased $58,000, or 1%, mainly due to increased mix of antidote sales. Our biologics & vaccines segment gross profit was $13,210,000, or 30%, due to our continued growth of market share for Td vaccine and launch of flu vaccines in 2008 and the shift to higher margin unit dose Td versus the multi-dose Td sold in 2007. Our contract services segment gross profit increased $701,000, or 37%, from the prior year mainly due to stronger volumes on contract ophthalmic products.
     SG&A expenses increased 17%, to $25,620,000 for 2008 from $21,861,000 for 2007. The key components of this increase in 2008 were $1,846,000 for additional field and vaccine sales representatives and related selling expenses, $720,000 related to increased technical consulting and professional fees, $394,000 for increased advertising and sales meeting expenses, $393,000 for increased FDA facility and product fees, and $563,000 for increased building rent related to our new Gurnee, Illinois warehouse and Lake Forest, Illinois corporate headquarters, offset by decreased stock-based compensation expense of $754,000 and decreased recruiting and relocation fees of $384,000.

     R&D expenses decreased by $1,049,000, or 13%, to $6,801,000 in 2008 from $7,850,000 in 2007, mainly due to reduced product development activities and reduced milestone payments to our strategic business partners ($2,948,000). These reductions were partially offset by the first quarter 2008 write-off of certain product related filing and license fees totaling $1,246,000 and a fourth quarter write-off of our generic oral Vancomycin capsule inventories of $653,000.
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
     Loss per share for 2008, on both a basic and diluted basis, was $0.09 on weighted average shares outstanding of 89,209,000, compared to a basic and diluted loss per share for 2007 of $0.22 on weighted average shares outstanding of 87,286,000.
FINANCIAL CONDITION AND LIQUIDITY
Overview
     We reported operating losses of $19,512,000 and $7,183,000 for 2009 and 2008, respectively, and net losses of $25,306,000 and $7,939,000 for those years.
     As of December 31, 2009, we had cash and cash equivalents of $1,617,000. Our net working capital at December 31, 2009 was $4,403,000, versus a net working capital of $22,643,000 at December 31, 2008. The primary component of this $18,240,000 decline in working capital was an inventory decline of $16,996,000, which was mainly related to our exit from the distribution of Td vaccines.
     During 2009, we generated negative cash flow from operations of $1,038,000, despite the fact that our net loss for the year was $25,306,000. This loss and our use of $5,509,000 to pay down accounts payable were largely offset by a $16,996,000 reduction to our inventory and $14,722,000 of non-cash expenses. During 2008, we used $5,420,000 in cash from operations as the net loss of $7,939,000 and reduction in trade accounts payable of $5,275,000 was partially offset by non-cash expenses of $6,981,000 for the period. We used $1,397,000 in investing activities in 2009, consisting of $1,147,000 spent on property plant and equipment and $250,000 spent to acquire product licensing rights. In 2008, we used $3,787,000 in investing activities consisting of $3,354,000 used to acquire property plant and equipment and $507,000 invested in the Joint Venture Company, offset by $74,000 in cash generated from the sale of fixed assets. In 2009, financing activities provided us with $2,989,000 of cash, consisting of $3,000,000 borrowed under our revolving credit facility with EJ Funds and $1,359,000 generated from the issuance of shares under our employee stock plans, partially offset by $1,370,000 of cash used to pay loan origination fees. Financing activities for 2008 provided $2,322,000 in cash as we received $5,000,000 in proceeds from the Subordinated Note issued to the Kapoor Trust in July 2008, $1,250,000 from the release of our restricted cash in December 2008, and $1,073,000 related to shares issuances under employee stock plans, partially offset by our use of $4,521,000 in 2008 to payoff the balance due on our credit facility with Bank of America.
     In November 2007, we issued 1,000,000 shares of our common stock in a private placement with Serum at a price of $7.01 per share. The offering price was $7,010,000 and the net proceeds to us, after payment of approximately $16,000 in expenses, were approximately $6,994,000.
     As of December 31, 2009, we had $1,617,000 in cash and cash equivalents and we owed a balance of $3,000,000 under our credit facility with EJ Funds. The total loan commitment under our credit facility is $10,000,000, leaving us an additional $7,000,000 of borrowing capacity as of December 31, 2009. There are no fees assessed on the unused portion of the Credit Facility. We believe that operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.
Credit Facility
     On October 7, 2003, we entered into a credit agreement with Bank of America National Association (“Bank of America”) providing us with a revolving line of credit (the “B of A Credit Facility”) secured by substantially all of our assets. The B of A Credit Facility contained certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA and certain other ratios. Because the B of A Credit Facility also required us to maintain our deposit accounts with Bank of America, the existence of these subjective covenants, pursuant to ASC Topic 470, Debt (formerly EITF Abstract No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective

Acceleration Clause and a Lock-Box Arrangement), required that we classify outstanding borrowings under the B of A Credit Facility as a current liability. The B of A Credit Facility had a weighted average interest rate of 5.84% during 2008. There was no balance due on the B of A Credit Facility at December 31, 2008.
     We wrote off certain previously capitalized product related filing and license fees in the first quarter of 2008 totaling $1,246,000. As a result, we were not in compliance with our Credit Facility covenants and we requested and received an amendment from Bank of America dated May 9, 2008 that adjusted the EBITDA covenant calculation to exclude these additional research and development expense items. We repaid our revolving line of credit with Bank of America at the end of December 2008. The Credit Facility expired on January 1, 2009.
     On January 7, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace the Credit Facility with Bank of America that expired on January 1, 2009. Pursuant to the Credit Agreement, the Lenders agreed, among other things, to extend loans to us under a revolving credit facility (including a letter of credit sub-facility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). At our election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the base rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, we were to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, our obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.
     Also on January 7, 2009, in connection with the Credit Agreement, we entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”) with GE Capital, as agent for the Lenders and each other secured party thereunder. Pursuant to the Guaranty and Security Agreement, we granted a security interest to GE Capital in the collateral described in the Guaranty and Security Agreement as security for the Credit Facility. Our obligations were secured by substantially all of its assets, excluding its ownership interest in Akorn-Strides, LLC and in certain licenses and other property in which assignments are prohibited by confidential provisions.
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
     Also on January 7, 2009, in connection with the Credit Agreement, we entered into a Subordination Agreement with the Kapoor Trust and GE Capital, as agent for the Lenders. Pursuant to the Subordination Agreement, the Kapoor Trust and we agreed that the Subordinated Note payable to the Kapoor Trust was subordinated to the Credit Facility, except that so long as there was no event of default outstanding under the Credit Agreement, we could repay that debt in full if the repayment occurred by July 28, 2009.
     On February 19, 2009, GE Capital informed us that it was applying a reserve against availability which effectively restricted our borrowings under the Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised that it had applied this reserve due to concerns about financial performance, including our prospective compliance with certain covenants in the Credit Agreement for the quarter ended March 31, 2009.
     On March 31, 2009, we consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE Capital’s rights and obligations under the Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the Credit Agreement. Accordingly, GE was no longer our lender. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds. Dr. Kapoor is also the Chairman of our Board of Directors.
     In connection with the Assignment, on April 13, 2009, we entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) provided an extended cure period until July 22, 2009 for any event, other than specified types of “material defaults” listed in the Modification Agreement, which could constitute an event of default under the Credit Agreement, unless that period is terminated earlier due to the occurrence of a material default or as otherwise provided in the Modification Agreement, (iii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly, (iv) granted a security interest in and lien upon all the collateral under the Credit Agreement to the Kapoor Trust as security for the Subordinated Note, and (v) requires the us, within 30 days after the date of the Modification Agreement, to enter into security            similar to the corresponding security documents under the Credit Agreement for the Kapoor Trust’s interest in connection with the Subordinated Note. The Modification Agreement also granted EJ Funds the right to require us to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require us to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, we agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.
     Pursuant to the Modification Agreement, on April 13, 2009, we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of its common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The fair value of the Modification Warrant, using a Black-Scholes valuation model, was $1,358,000 when the Modification Warrant was issued on April 13, 2009 and increased to $2,425,000 as of December 31, 2009. This increase of $1,067,000 was included as a non-operating expense in the Company’s consolidated statement of operations.
     On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on its Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. The Credit Facility is secured by our assets and is not subject to debt covenants until April 1, 2010. In connection with this loan commitment increase, we issued EJ Funds 1,650,806 warrants to purchase its common stock at an exercise price of $1.16, the closing price of our stock on August 14, 2009. The estimated fair value of these warrants, using a Black-Scholes valuation model, was $1,238,000 on August 17, 2009, and this amount was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility. The fair value of this warrant to purchase 1,650,806 shares of our common stock increased from $1,238,000 on August 17, 2009 to $2,097,000 as of December 31, 2009, this $859,000 increase in the fair value of the warrants liability is reflected as a non-operating expense in our consolidated statement of operations.
     In 2008, we capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, we incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds, we expensed the total deferred financing costs of $1,454,000. In 2009, we capitalized $1,518,000 for the fair value of the Modification Warrant and other costs in association with the assignment of the Credit Facility. We are amortizing this balance on a straight-line basis over the remaining term of the Credit Facility. The total expense recorded in 2009 for the amortization of this capitalized balance was $439,000.
     We classified the fair value of the Modification Warrant and the warrants issued in conjunction with its Reimbursement and Warrant Agreement (see Note L — Commitments and Contingencies) as a current liability in accordance with ASC 815-40-15-3, Derivatives and Headging (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) . This is a result of the requirement that the shares to be issued upon exercise of the warrants be registered shares which cannot be absolutely assured.
     The liability at December 31, 2009 for all outstanding warrants has been estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $1.25 to $1.27. The assumptions used in estimating the fair values at December 31, 2009 included expected life ranging from 4.3 to 4.6 years, expected volatility of 80%, dividend yield of 0%, and risk-free interest rate of 2.3%.
     On January 13, 2010, the parties entered into an amendment to the Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a cap on capital expenditures of $7,500,000 in 2010, and (2) a requirement to have positive liquidity throughout the life of the Credit Agreement. Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.
Subordinated Debt
     On July 28, 2008, we borrowed $5,000,000 from the Kapoor Trust dated September 20, 1989, the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Chairman of our Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note (“Subordinated Note”). The Subordinated Note accrues interest at a rate of 15% per year and was due and payable on July 28, 2009. The proceeds from the Subordinated Note were used in conjunction with the amended MBL Distribution Agreement that was negotiated with MBL on July 14, 2008, which resulted in favorable pricing and reduced purchase commitments for us (see Note L — Commitments and Contingencies).
     On August 17, 2009, we refinanced our $5,000,000 Subordinated Note payable to the Kapoor Trust. The principal amount of $5,000,000 has been increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note has been extended by an additional five years and is now due and payable on August 17, 2014. As part of this refinancing agreement, we issued the Kapoor Trust an additional 2,099,935 warrants to purchase our common stock at an exercise price of $1.16, the closing price of the our stock on August 14, 2009. The fair value of these warrants on August 17, 2009, using a Black-Scholes valuation model, was $1,575,000 and this amount — along with $28,000 in legal fees — was capitalized as deferred financing costs and is being amortized over the term of the subordinated debt.
     The fair value of these warrants increased from $1,575,000 on August 17, 2009 to approximately $2,667,000 as of December 31, 2009 and this $1,092,000 increase in the fair value of the warrants liability was reflected as a non-operating expense in our consolidated statement of operations. Future increases or decreases in the fair value of these warrants will be recorded in a similar manner.
Other Indebtedness
     In June 1998, we entered into a 10-year, $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC. The mortgage note bore a fixed interest rate of 7.375% and was secured by the real property located in Decatur, Illinois. The final payment of principal and interest was completed in the second quarter of 2008 to retire this mortgage.
Preferred Stock and Warrants
Series B Preferred Stock and Warrants
     On August 23, 2004, we issued an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, that was convertible into common stock at a price of $2.70 per share, to certain investors, with warrants to purchase 1,566,667 additional shares of common stock exercisable until August 23, 2009, with an exercise price of $3.50 per share (the “Series B Warrants”). There were 455,556 Series B Warrants outstanding as of December 31, 2008 and 2007, respectively. These warrants expired unexercised on August 23, 2009. We received net proceeds of approximately $13,044,000 from our issuance of the Series B Preferred Stock. This dollar amount is net of investment banker fees and expenses and other transaction costs of approximately $1,056,000.
     We had the option of converting all shares of Series B Preferred Stock into shares of our common stock on any date after August 23, 2005 as to which the closing price per share of the common stock for at least 20 consecutive trading days immediately preceding such date exceeds $5.00 per share. The closing price per share of the common stock as reported on the American Stock Exchange exceeded $5.00 for 20 consecutive trading days as of the close of the market on December 13, 2006. Consequently, all 66,000 outstanding shares of Series B Preferred Stock immediately and automatically converted into an aggregate of 2,804,800 shares of common stock on December 14, 2006. Accordingly, no shares of Series B Preferred Stock remained outstanding following this conversion. We received no consideration in connection with the automatic conversion of Series B Preferred Stock to shares of our common stock.
Other Warrants
     On March 8, 2006, we issued 4,311,669 shares of our common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remain outstanding as of December 31, 2009.
     During 2009, in connection with modifications to our Subordinated Debt, Credit Agreement and MBL Distribution Agreement, we granted various warrants to acquire our common stock to EJ Funds and the Kapoor Trust, companies controlled by the Chairman of our Board of Directors, Dr. John N. Kapoor. All unexercised warrants are scheduled to expire five years from grant date. The increase of $3,843,000 in the value of these warrants, as calculated using the Black-Scholes pricing model, has been recorded as an expense under the caption “Change in fair value of warrants liability” in our consolidated statement of operations for the year ended December 31, 2009.

     The following table summarizes the terms of the warrants granted in 2009:

			# of	Exercise	Fair Values
			Warrants	Price per	At Grant	As of
Granted To:	Warrant Identification	Grant Date	Granted	Share	Dates	12/31/09

EJ Funds	Modification Warrant	April 13, 2009	1,939,639	$1.11	$1,358,000	$2,425,000
Kapoor Trust	Reimbursement Warrant	April 13, 2009	1,501,933	$1.11	1,051,000	1,877,000
EJ Funds	Credit Facility Warrant [1]	August 17, 2009	1,650,806	$1.16	1,238,000	2,096,000
Kapoor Trust	Subordinated Note Warrant [2]	August 17, 2009	2,099,935	$1.16	1,575,000	2,667,000

			7,192,313		$5,222,000	$9,065,000

[1]	Credit Facility Warrant refers to warrants granted to EJ Funds in connection with modification to the Credit Facility to increase the total loan commitment from $5,650,000 to $10,000,000.

[2]	Subordinated Note Warrant refers to warrants granted to the Kapoor Trust in connection with refinancing the Subordinated Note to extend its term for an additional five years and increase the principal from $5,000,000 to $5,853,267 to include accrued interest through the refinancing date.
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
     Also on April 15, 2009, we entered into an amendment to the MBL Distribution Agreement with MBL (the “MBL Amendment”). The MBL Amendment modified the MBL Distribution Agreement to, among other things, eliminate our future minimum purchase requirements under the MBL Distribution Agreement. To date we have made timely payments of the Settlement Payments due MBL and the final remaining payment of $1,500,000 is due on June 30, 2010.
     On April 15, 2009, we also entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that we will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of our obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement. Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that if funds are drawn against the L/C, we must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of our common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,877,000 at December 31, 2009.
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
The following table details our future contractual obligations as of December 31, 2009 (in thousands).

							2015
Description	Total	2010	2011	2012	2013	2014	and beyond
Current and Long Term-Debt	8,853	3,000	—	—	—	5,853	—
Leases	11,588	1,781	1,800	1,317	1,224	1,243	4,223
Strategic Partners — Contingent Payments [1]	2,483	2,158	200	125	—	—	—

Total:	22,924	6,939	2,000	1,442	1,224	7,096	4,223

[1]	Note the Strategic Partner Payments are estimates which assume that various contingencies and market opportunities occur in 2010 and beyond.
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

			Net Income (Loss)
		Gross		Per Share	Per Share
(In thousands, except per share amounts)	Revenues	Profit	Amount	Basic	Diluted
Year Ended December 31, 2009:
4th Quarter	$18,180	$5,958	$(2,564)	$(0.02)	$(0.02)
3rd Quarter	19,371	2,685	(5,101)	(0.06)	(0.06)
2nd Quarter	16,300	1,667	(6,950)	(0.08)	(0.08)
1st Quarter	22,040	5,362	(10,691)	(0.12)	(0.12)
Year Ended December 31, 2008:
4th Quarter	$26,036	$8,112	$(1,977)	$(0.02)	$(0.02)
3rd Quarter	31,874	9,906	2,401	0.03	0.03
2nd Quarter	21,229	4,827	(2,819)	(0.03)	(0.03)
1st Quarter	14,459	3,747	(5,544)	(0.06)	(0.06)
CRITICAL ACCOUNTING POLICIES
Revenue Recognition
     We recognize product sales for our ophthalmic, hospital drugs & injectables, and biologics & vaccines business segments upon the shipment of goods or upon the delivery of goods, depending on the sales terms. The contract services segment, which produces products for third party customers, based upon their specification, at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product or service as appropriate. Revenue is recognized when all of our obligations have been fulfilled and collection of the related receivable is probable. Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.
Allowance for Chargebacks and Rebates
     We enter into contractual agreements with certain third parties such as hospitals and group purchasing organizations (“GPOs”) to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from us and subsequently sell it to those third parties. When a wholesaler sells products to one of the third parties that are subject to a contractual price agreement, the difference between the price paid to us by the wholesaler and the price under the specific contract is charged back to us by the wholesaler. We track sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, we estimate a chargeback percentage for each product. We reduce gross sales and increase the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. We reduce the chargeback allowance when we process a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period based upon actual sales volume through the wholesalers. However, our provision for chargebacks is fully reserved for at the time when sales revenues are recognized.
     We obtain certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance that will be paid out in the future. We assess the reasonableness of our chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with our accounting policy, our estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. We use this percentage estimate until historical trends or new information indicates that a revision should be made. On an ongoing basis, we evaluate our actual chargeback rate experience and new trends are factored into our estimates each quarter as market conditions change. During 2007, 2008 and the first two quarters of 2009, we estimated that 95% of our wholesaler inventory would ultimately be sold to third parties subject to contractual price agreements. In the third quarter of 2009, we adjusted the estimated rate to 97%. We will continue to use the 97% estimate in future periods until trends indicate that a revision should be made.
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
     The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2009, 2008, and 2007, we recorded chargeback and rebate expense of $29,820,000, $31,330,000 and $31,971,000, respectively. The allowance for chargebacks and rebates was $3,234,000 and $9,311,000 as of December 31, 2009 and 2008, respectively. The current year decline in our allowance for chargebacks and rebates was the result of our key wholesalers reducing their targeted inventory carrying levels for our products during 2009.
Allowance for Product Returns
     Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. In evaluating month-end allowance balances, we consider actual returns to date that are in process, the expected impact of product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a product return to us in the future. We had previously estimated our sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. In 2008, we performed a specific detailed review of returns by product/lot and determined the lag time between product sale and return was longer than we had previously estimated. The gross impact of this adjustment was $761,000 which was partially offset by $418,000 in reduced chargeback liability which specifically relates to this revision in the sales returns reserve estimate. We recorded this change in estimate in the fourth quarter of 2008. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of our products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into our estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period. For the years ended December 31, 2009, 2008, and 2007, we recorded a net provision for product returns of $4,956,000, $3,159,000 and $610,000, respectively. The 2009 provision included an $863,000 provision related to our Akten® ophthalmic solution, along with increases due to lower than anticipated pull through on ophthalmic products and an increase in anticipated returns from wholesalers on certain other products. The 2008 provision includes the impact of discontinuing our multi-dose Td vaccine product, a recall associated with a supplier’s syringe in our Cyanide Antidote Kit product, the revision in our lag estimate, increased sales and unfavorable wholesaler product returns experience. The allowance for potential product returns was $3,192,000 and $2,539,000 at December 31, 2009 and 2008, respectively.

Allowance for Doubtful Accounts
     Provisions for doubtful accounts, which reflect trade receivable balances owed to us that are believed to be uncollectible, are recorded as a component of SG&A expenses. In estimating the allowance for doubtful accounts, we consider our historical experience with collections and write-offs, the credit quality of our customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from our customers.
     For the years ended December 31, 2009, 2008, and 2007, we recorded a net expense/(benefit) for doubtful accounts of $(18,000), $17,000 and $(8,000), respectively. The favorable experience in 2009 and 2007 was due to recoveries and reduced reserve requirements which exceeded write-offs and reduced previously identified collectibility concerns. Our allowance for doubtful accounts was $4,000 and $22,000 as of December 31, 2009 and 2008, respectively. As of December 31, 2009, we had a total of $113,000 of past due gross accounts receivable, of which $41,000 was over 60 days past due. On a monthly basis, we perform a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage we reserve increases as the age of the receivables increases.
Allowance for Slow-Moving Inventory
     Inventories are stated at the lower of cost (average cost method) or market. We maintain an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. We also analyzed our raw material and component inventory for slow moving items. For the years ended December 31, 2009, 2008 and 2007, we recorded a provision for inventory obsolescence in cost of sales of $1,936,000, $765,000 and $1,449,000, respectively. The allowance for inventory obsolescence/NRV was $1,780,000 and $1,179,000 as of December 31, 2009 and 2008, respectively. The increase in the 2009 provision and allowance was mainly due to our decision to phase out certain products.
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
     During 2008, we expensed $653,000 related to finished goods inventory of Vancomycin capsules, as the FDA review process for this product was extended resulting in uncertainty related to the recoverability of this inventory. As of December 31, 2009, we have not yet received approval to sell Vancomycin capsules.
Warranty Liability
     The product warranty liability primarily relates to a ten year expiration guarantee on DTPA sold to HHS in 2006. We are performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, we will replace the product at no charge. Our supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA we will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.
Income Taxes
     Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.
Intangibles
     Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 6 years to 18 years. Amortization expense was $1,648,000, $1,354,000 and $1,504,000 for the years ended December 31, 2009, 2008, and 2007, respectively. We regularly assess the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.

Stock-Based Compensation
     Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We use the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. We use an expected volatility that is based on the historical volatility of our stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. We estimate forfeitures at the time of grant and revise in subsequent periods, if necessary, if actual forfeitures differ from those estimates.
RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2008, we adopted ASC 820, Fair Value Measurement and Disclosures (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted the remaining provisions of ASC 820 effective January 1, 2009 and the adoption did not have a material impact on our results of operations or financial position.
     On January 1, 2009, we adopted ASC 810-10, Consolidation (formerly SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51). ASC 810-10 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. ASC 810-10 does not change the criteria for consolidating a partially owned entity. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 had no impact on our consolidated financial statements.
     On January 1, 2009, we adopted ASC 805, Business Combinations (formerly SFAS 141R, Business Combinations). ASC 805 establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. ASC 805 also provides disclosure requirements related to business combinations. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 had no impact on our consolidated financial statements. ASC 805 will be applied prospectively to business combinations with an acquisition date on or after the effective date.
     On January 1, 2009, we adopted ASC 350-30-35, Intangibles, Goodwill and Other (formerly SFAS No. 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of the asset under the new business combination accounting (as currently codified under ASC 850). ASC 350-30-35 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350-30-35 did not have a material impact on our consolidated financial statements.
     During the second quarter of 2009, we adopted guidance issued by the FASB in April 2009 that requires entities to provide disclosure of the fair value of all financial instruments within the scope of ASC 825, Financial Instruments for which it is practicable to estimate that value, in interim reporting periods as well as in annual financial statements. Our cash, accounts receivable, accounts payable and debt obligations approximate fair value at December 31, 2009.
     During the second quarter of 2009, we adopted ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. We have considered the accounting and disclosure of events occurring after the balance sheet date through the date and time of issuance of our financial statements. The adoption of this standard had no impact on our consolidated financial statements.
     During the third quarter of 2009, we adopted ASC 105, FASB Accounting Standards Codification (formerly SFAS No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles) which has become the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretations of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 does not change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     As of December 31, 2009, all of our debt was at fixed rates. Accordingly, none of our debt is currently subject to market risk.
     We have no material foreign exchange risk. Foreign sales are immaterial to our total sales and are all transacted in U.S. dollars. Our cash and debt is entirely denominated in U.S. currency.
     Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and fixed-rate debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of our fixed-rate debt approximates fair value due to the short period of time that has elapsed since the debt agreements were signed and the stability of market interest rates over that period.
Item 8. Financial Statements and Supplementary Data
     The following financial statements are included in Part II, Item 8 of this Form 10-K.
INDEX:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Akorn, Inc.
We have audited the accompanying consolidated balance sheets of Akorn, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akorn, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Akorn, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 16, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Akorn, Inc.
Buffalo Grove, Illinois
We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Akorn, Inc. and subsidiaries for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Akorn, Inc. and subsidiaries’ operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Chicago, Illinois
March 13, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Akorn, Inc.
We have audited Akorn, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Akorn, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Akorn, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Akorn, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and our report dated March 16, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
March 16, 2010

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,617	$1,063
Trade accounts receivable, net	9,225	6,529
Other receivable	833	1,221
Inventories, net	13,167	30,163
Prepaid expenses and other current assets	1,227	1,770

TOTAL CURRENT ASSETS	26,069	40,746
PROPERTY, PLANT AND EQUIPMENT, NET	31,473	34,223
OTHER LONG-TERM ASSETS
Intangibles, net	4,619	6,017
Deferred financing costs, net	3,800	272
Other	2,798	1,071

TOTAL OTHER LONG-TERM ASSETS	11,217	7,360

TOTAL ASSETS	$68,759	$82,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$3,286	$8,795
Accrued compensation	1,091	1,070
Accrued expenses and other liabilities	3,724	2,906
Short term subordinated debt – related party	—	5,332
Revolving line of credit – related party	3,000	—
Warrants liability – related party	9,065	—
Supply agreement termination costs	1,500	—

TOTAL CURRENT LIABILITIES	21,666	18,103
LONG-TERM LIABILITIES
Lease incentive obligation	1,304	1,484
Product warranty liability	1,299	1,299
Subordinated debt – related party	5,853	—

TOTAL LONG-TERM LIABILITIES	8,456	2,783

TOTAL LIABILITIES	30,122	20,886

SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 90,389,597 and 90,072,662 shares issued and outstanding at December 31, 2009 and 2008, respectively	174,027	170,617
Warrants to acquire common stock	1,821	2,731
Accumulated deficit	(137,211)	(111,905)

TOTAL SHAREHOLDERS’ EQUITY	38,637	61,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,759	$82,329

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year ended December 31,
	2009	2008	2007
REVENUES	$75,891	$93,598	$52,895
Cost of sales	60,219	67,006	41,495

GROSS PROFIT	15,672	26,592	11,400

Selling, general and administrative expenses	22,843	25,620	21,861
Supply agreement termination expenses	5,929	—	—
Amortization of intangibles	1,648	1,354	1,504
Research and development expenses	4,764	6,801	7,850

TOTAL OPERATING EXPENSES	35,184	33,775	31,215

OPERATING LOSS	(19,512)	(7,183)	(19,815)

Write-off and amortization of deferred financing costs	(2,013)	—	—
Interest income (expense), net	(1,516)	(870)	649
Equity in earnings of unconsolidated joint venture	1,580	295	—
Change in fair value of warrants liability	(3,843)	—	—
Other income/(expense)	—	(177)	1

LOSS BEFORE INCOME TAXES	(25,304)	(7,935)	(19,165)
Income tax provision	2	4	3

NET LOSS	$(25,306)	$(7,939)	$(19,168)

NET LOSS PER COMMON SHARE:
BASIC	$(0.28)	$(0.09)	$(0.22)

DILUTED	$(0.28)	$(0.09)	$(0.22)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
BASIC	90,253	89,209	87,286

DILUTED	90,253	89,209	87,286

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands)

			Warrants	Retained
	Common Stock		to acquire	Earnings
	Additional Paid-In-Capital		Common	(Accumulated
	Shares	Amount	Stock	Deficit)	Total
BALANCES AT DECEMBER 31, 2006	85,991	$150,250	$4,862	$(84,798)	$70,314
Net Loss	—	—	—	(19,168)	(19,168)
Exercise of warrants into common stock	1,306	4,574	(2,067)	—	2,507
Net proceeds from issuance of common stock	1,000	6,994	—	—	6,994
Exercise of stock options	457	1,054	—	—	1,054
Employee stock purchase plan issuances	32	218	—	—	218
Amortization of deferred compensation related to restricted stock awards	—	589	—	—	589
Restricted stock awards vested, net of amounts withheld for payment of employee tax liability	115	(445)	—	—	(445)
Stock-based compensation expense	—	2,595	—	—	2,595

BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$2,795	$(103,966)	64,658
Net Loss	—	—	—	(7,939)	(7,939)
Exercise of warrants into common stock	50	101	(64)	—	37
Exercise of stock options	1,012	2,198	—	—	2,198
Employee stock purchase plan issuances	44	217	—	—	217
Amortization of deferred compensation related to restricted stock awards	66	745	—	—	745
Restricted stock awards vested, net of amounts withheld for payment of employee tax liability	—	(158)	—	—	(158)
Stock-based compensation expense	—	1,685	—	—	1,685

BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$(111,905)	$61,443
Net Loss	—	—	—	(25,306)	(25,306)
Exercise of stock options	2	3	—	—	3
Employee stock purchase plan issuances	169	213	—	—	213
Amortization of deferred compensation related to restricted stock awards	146	318	—	—	318
Restricted stock awards vested, net of amounts withheld for payment of employee tax liability	—	(78)	—	—	(78)
Stock-based compensation expense	—	2,044	—	—	2,044
Expiration of stock warrants	—	910	(910)	—	—

BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$(137,211)	$38,637

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net loss	$(25,306)	$(7,939)	$(19,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,453	4,551	4,512
Write-off and Amortization of deferred financing fees	2,013	—	—
Non-cash stock compensation expense	2,362	2,430	3,184
Non-cash supply agreement termination expense	1,051	—	—
Non-cash change in fair value of warrants liability	3,843	—	—
Gain on disposal of assets	—	(25)	—
Equity in earnings of unconsolidated joint venture	(1,580)	(295)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,696)	(2,417)	669
Inventories	16,996	932	(19,361)
Prepaid expenses and other current assets	(345)	(201)	(1,139)
Other long-term assets	—	1,090	—
Supply agreement termination liabilities	1,500	—	—
Trade accounts payable	(5,509)	(5,275)	9,351
Royalty liability	(56)	57	(1,505)
Accrued expenses and other liabilities	1,236	1,672	(1,434)

NET CASH USED IN OPERATING ACTIVITIES	(1,038)	(5,420)	(24,891)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,147)	(3,354)	(1,784)
Investment in unconsolidated joint venture	—	(507)	—
Purchase of product licensing rights	(250)	—	(400)
Proceeds from sale of fixed assets	—	74	—

NET CASH USED IN INVESTING ACTIVITIES	(1,397)	(3,787)	(2,184)
FINANCING ACTIVITIES
Repayments of long-term debt	—	(208)	(394)
Restricted cash for revolving credit agreement	—	1,250	(1,250)
Proceeds (repayments) from revolving line of credit	3,000	(4,521)	4,521
Loan origination fees – new revolving line of credit & subordinated note	(1,370)	(272)	—
Net proceeds from common stock and warrant offering	—	—	6,994
Proceeds from exercise of stock warrants	—	37	2,507
Proceeds from subordinated debt – related party	—	5,000	—
Proceeds under stock option and stock purchase plans	1,359	1,036	827

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,989	2,322	13,205

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	554	(6,885)	(13,870)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,063	7,948	21,818

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,617	$1,063	$7,948

See notes to the consolidated financial statements.

AKORN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Business and Basis of Presentation
     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals. The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives, controlled substances for pain management and anesthesia, and vaccines, among others. The Company operates pharmaceutical manufacturing plants in Decatur, Illinois and Somerset, New Jersey, a central distribution warehouse in Gurnee, Illinois, and maintains corporate offices in Lake Forest, Illinois. The Company’s customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. In addition, the Company is a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which develops and manufactures injectable pharmaceutical products for sale in the United States. See Note P – “Business Alliances.”
Note B — Summary of Significant Accounting Policies
     Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc and its wholly owned subsidiary, Akorn (New Jersey) Inc. Any and all inter-company transactions and balances have been eliminated in consolidation.
     The Company is a 50% owner of a joint venture, Akorn-Strides, LLC. (See Note P.) The Company and the other 50% owner partner each have equal voting rights and shared operational control. Accordingly, the Company has not consolidated the Joint Venture Company but instead accounts for it using the equity method of accounting. The Company’s proportionate share of the Joint Venture Company’s income has been recorded under the caption “Equity in earnings of unconsolidated joint venture” in the Company’s consolidated statements of operations.
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
     Freight: The Company records amounts billed to customers for shipping and handling as revenue, and records shipping and handling expense as cost of sales.
     Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when purchased, to be cash and cash equivalents.
     Accounts Receivable: The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to chargebacks, product returns, rebates, discounts given to customers and allowances for doubtful accounts. This is a natural circumstance of the pharmaceutical distribution industry which inherently lengthens the collection process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which, in turn, depends on which end-user customer with different pricing arrangements might be entitled to a particular deduction). This process can lead to “partial payments” against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.
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
     Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience and new trends are factored into its estimates each quarter as market conditions change. For the years 2007 and 2008 and the first six months of 2009, the Company estimated that 95% of its wholesaler inventory would be sold to third parties that are subject to contractual price agreements. Upon review of historical trends, the Company revised it estimate to 97% in the third quarter of 2009 and intends to use this estimate going forward until trends indicate that a further revision should be made.
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
     The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2009, 2008 and 2007, the Company recorded chargeback and rebate expense of $29,820,000, $31,330,000 and $31,971,000, respectively. The allowance for chargebacks and rebates was $3,234,000 and $9,311,000 as of December 31, 2009 and 2008, respectively.
     Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. The Company had previously estimated its sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period. In 2008, the Company performed a specific detailed review of returns by product/lot and determined the lag time between product sale and return was longer than it had previously estimated. The gross impact of this adjustment was $761,000 which was partially offset by $418,000 in reduced chargeback liability which specifically relates to this revision in the sales returns reserve estimate. The Company recorded this change in estimate in the fourth quarter of 2008. One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a sales return to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change.

Actual returns processed can vary materially from period to period. For the years ended December 31, 2009, 2008, and 2007 the Company recorded a net provision for product returns of $4,806,000, $3,159,000 and $610,000, respectively. The 2009 provision included an $863,000 provision related to the Company’s Akten® ophthalmic solution, along with increases due to lower than anticipated pull through on ophthalmic products and an increase in anticipated returns from wholesalers on certain other products. The 2008 provision includes the impact of discontinuing the Company’s multi-dose Td vaccine product ($524,000), a recall associated with a supplier’s syringe in the Company’s Cyanide Antidote Kit product ($440,000), the revision in its lag estimate, increased sales and unfavorable wholesaler product returns experience. The allowance for potential product returns was $3,192,000 and $2,539,000 at December 31, 2009 and 2008, respectively.
     Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to us that are believed to be uncollectible, are recorded as a component of SG&A expenses. In estimating the allowance for doubtful accounts, we consider our historical experience with collections and write-offs, the credit quality of our customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from our customers.
     For the years ended December 31, 2009, 2008 and 2007, the Company recorded a net expense/(benefit) for doubtful accounts of ($18,000), $17,000, and ($8,000), respectively. The 2008 expense was mainly due to one uncollectible account while the favorable experience in 2007 and 2009 was due to recoveries and reduced reserve requirements which exceeded write offs and reduced previously identified collectibility concerns. The allowance for doubtful accounts was $4,000 and $22,000 as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had a total of $113,000 of past due gross accounts receivable, of which $41,000 was over 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.
     Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2009, 2008, and 2007, the Company recorded a provision for inventory obsolescence/NRV of $1,936,000, $765,000 and $1,449,000, respectively. The allowance for inventory obsolescence was $1,780,000 and $1,179,000 as of December 31, 2009 and 2008, respectively. The 2009 provision for inventory obsolescence was related to the Company’s decision to discontinue certain products.
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
     During 2008, we expensed $653,000 related to finished goods inventory of Vancomycin capsules, as the FDA review process for this product was extended resulting in uncertainty related to the recoverability of this inventory. As of December 31, 2009, we have not yet received approval to sell Vancomycin.
     Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 6 years to 18 years. Amortization expense was $1,648,000, $1,354,000 and $1,504,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company regularly assesses the impairment of intangibles based on several factors, including estimated fair market value and anticipated cash flows.
     The amortization expense of acquired intangible assets for each of the following five years will be as follows (in thousands):

Year ending	Amortization
December 31,	Expense
2010	$1,497
2011	1,023
2012	1,023
2013	533
2014	289
     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated service lives or lease terms. Depreciation expense was $3,805,000, $3,197,000 and $3,008,000 for 2009, 2008, and 2007, respectively. The following table sets forth the average estimated service lives of our property, plant and equipment, by asset category:

Asset category	Depreciable Life
Buildings	30 years
Leasehold improvements	10 years
Furniture and equipment	10 years
Automobiles	5 years
     Net Loss Per Common Share: Basic net loss per common share is based upon weighted average common shares outstanding. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. However, due to net losses in each of the last three years, the Company had no dilutive stock options, warrants or convertible securities. Anti-dilutive shares excluded from the computation of diluted net loss per share include 966,000, 5,773,000 and 6,909,000 for 2009, 2008, and 2007, respectively, related to options, warrants and convertible securities.
     Income Taxes: Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.
     Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and fixed-rate debt. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the Company’s fixed-rate debt approximates fair value due to the short period of time that has elapsed since the debt agreements were signed and the stability of market interest rates over that period.
     Warrants: The Company issued various warrants during 2009 to entities controlled by John N. Kapoor, Ph.D., the Chairman of the Company’s Board of Directors. The Company classified the fair value of these warrants (see Note L — Commitments and Contingencies) as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). This is a result of the requirement that the shares to be issued upon exercise of the warrants be registered shares, which cannot be absolutely assured. The warrants are adjusted to fair value at the end of each quarter through Black-Scholes calculations which considers changes in the market price of the Company’s common stock, the remaining contractual life of the warrants, and other factors. Any quarterly increase in the fair value of the warrants above their initial value at issuance is recorded as a non-operating expense on the Company’s consolidated statement of operations for the applicable period. Quarterly declines in value would similarly be recorded as non-operating income.
     ASC 820, Fair Value Measurement and Disclosures, establishes the fair value hierarchy that combines fair value measurement inputs into three classifications: Level 1, Level 2, or Level 3. Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The fair values of the warrants are considered Level 3 inputs.
     The expected volatility is based on the historical volatility of the Company’s common stock. The expected life assumption is based on the remaining life of the warrant. The risk-free interest rate for the expected term of the warrant is based on the average market rate on U.S. treasury securities in effect during the current quarter. The dividend yield reflects historical experience as well as future expectations over the expected term of the warrant.
     The assumptions used in estimating the fair value of the warrants at December 31, 2009 were as follows:

Expected Volatility	79.5%
Expected Life (in years)	4.3 — 4.6
Risk-free interest rate	2.3%
Dividend yield	—
     For the year ended December 31, 2009, the Company recorded $3,843,000 in non-operating expense related to the change in market value of these warrants since their issuance. The increase of $3,843,000 in the value of these warrants, as calculated using the Black-Scholes pricing model, has been recorded as an expense under the caption “Change in fair value of warrants liability” in the Company’s consolidated statement of operations for the year ended December 31, 2009. The following table summarizes the terms of the warrants granted in 2009:

			# of	Exercise	Fair Values
			Warrants	Price per	At Grant	As of
Granted To:	Warrant Identification	Grant Date	Granted	Share	Dates	12/31/09

EJ Funds	Modification Warrant	April 13, 2009	1,939,639	$1.11	$1,358,000	$2,425,000
Kapoor Trust	Reimbursement Warrant	April 13, 2009	1,501,933	$1.11	1,051,000	1,877,000
EJ Funds	Credit Facility Warrant [1]	August 17, 2009	1,650,806	$1.16	1,238,000	2,096,000
Kapoor Trust	Subordinated Note Warrant [2]	August 17, 2009	2,099,935	$1.16	1,575,000	2,667,000

			7,192,313		$5,222,000	$9,065,000

[1]	Credit Facility Warrant refers to warrants granted to EJ Funds in connection with modification to the Credit Facility to increase the total loan commitment from $5,650,000 to $10,000,000.

[2]	Subordinated Note Warrant refers to warrants granted to the Kapoor Trust in connection with refinancing the Subordinated Note to extend its term for an additional five years and increase the principal from $5,000,000 to $5,853,267 to include accrued interest through the refinancing date.

     Stock-Based Compensation: Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, if necessary, if actual forfeitures differ from those estimates.
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
     Reclassifications: Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.
Note C — Allowance for Customer Deductions
The activity in various allowance accounts is as follows (in thousands):

	Doubtful Accounts			Returns
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Balance at beginning of year	$22	$5	$3	$2,539	$1,153	$2,437
Provision (recovery)	(18)	17	(8)	4,806	3,159	610
(Charges) credits	—	—	10	(4,153)	(1,773)	(1,894)

Balance at end of year	$4	$22	$5	$3,192	$2,539	$1,153

	Discounts			Chargebacks and Rebates
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Balance at beginning of year	$322	$357	$236	$9,311	$11,690	$8,370
Provision	1,752	1,926	1,306	29,820	31,330	31,971
Charges	(1,738)	(1,961)	(1,185)	(35,897)	(33,709)	(28,651)

Balance at end of year	$336	$322	$357	$3,234	$9,311	$11,690

Note D — Inventories
     The components of inventories are as follows (in thousands):

	December 31,
	2009	2008
Finished goods	$4,229	$21,000
Work in process	1,887	1,802
Raw materials and supplies	7,051	7,361

	$13,167	$30,163

     The Company maintains an allowance for excess and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value. The 2009 provision for excess and obsolete inventory includes reserve for certain slow-moving products that are being discontinued. The activity in the allowance for excess and obsolete inventory account for the three years ended December 31, 2009 was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$1,179	$1,260	$510
Provision	1,936	765	1,449
Charges	(1,335)	(846)	(699)

Balance at end of year	$1,780	$1,179	$1,260

Note E – Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	2009	2008
Land	$396	$396
Buildings and leasehold improvements	20,070	19,607
Furniture and equipment	46,854	46,297

	67,320	66,300
Accumulated depreciation	(36,171)	(32,710)

	31,149	33,590
Construction in progress	324	633

	$31,473	$34,223

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
Credit Facility
     On October 7, 2003, the Company entered into a Credit Agreement with Bank of America National Association (“Bank of America”) providing the Company with a revolving line of credit (the “B of A Credit Facility”) secured by substantially all of the assets of the Company. The B of A Credit Facility contained certain restrictive covenants including but not limited to certain financial covenants such as minimum EBITDA and certain other ratios. Because the B of A Credit Facility also required the Company to maintain its deposit accounts with Bank of America, the existence of these subjective covenants, pursuant to ASC 470, Debt (formerly EITF Abstract No. 95-22, Balance Sheet Classification of Borrowing under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-box Arrangement), required that the Company classify outstanding borrowings under the B of A Credit Facility as a current liability. On November 2, 2007, an Amendment to the Credit Agreement with Bank of America was made effective which, among other things, increased the revolving commitment amount from $10,000,000 to $15,000,000 under the B of A Credit Facility, required a $1,250,000 restricted cash balance, and amended certain covenants of the parties set forth in the B of A Credit Facility.
     On March 10, 2008, the Company entered into an Amendment to the B of A Credit Agreement (the “Amendment”). Among other things, the Amendment adjusted the definition of EBITDA, set minimum EBITDA requirements, increased the restricted cash requirement to $3,300,000 from the prior $1,250,000 requirement, and amended certain covenants of the parties set forth in the Credit Facility. The Amendment also extended the Termination Date of the B of A Credit Agreement to January 1, 2009.
     In the first quarter of 2008, the Company expensed certain previously capitalized product related filing and license fees totaling $1,246,000. As a result, the Company was not in compliance with its B of A Credit Facility covenants and the Company requested and received an amendment from Bank of America dated May 9, 2008 which adjusted the EBITDA covenant calculation to exclude these additional research and development expense items. The B of A Credit Facility had a weighted average interest rate of 5.84% during 2008. The Company repaid its revolving line of credit with Bank of America at the end of 2008 and had no outstanding balance as of December 31, 2008. The B of A Credit Facility expired on January 1, 2009.
     On January 7, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”). Pursuant to the Credit Agreement, among other things, the Lenders had agreed to extend loans to the Company under a revolving credit facility (including a letter of credit sub-facility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). At the Company’s election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the Base Rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranges between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranges between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, the Company was to pay interest equal to an additional 2.0% per annum. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. In addition, the Company’s obligations under the Credit Agreement could be accelerated upon the occurrence of an event of default under the

Credit Agreement, which included customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default. The Credit Facility shall terminate, and all amounts outstanding thereunder shall be due and payable, on January 7, 2013, or on an earlier date as specified in the Credit Agreement. In 2008, the Company capitalized $272,000 of loan origination fees and costs in association with the Credit Facility.
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
     In connection with the Credit Agreement, on January 7, 2009, the Company also entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing by the Company, in favor of GE Capital, relating to the real property owned by the Company located in Decatur, IL. The Mortgages granted a security interest in the 2 parcels of real property to GE Capital, as security for the Credit Facility.
     Also on January 7, 2009, in connection with the Credit Agreement, the Company entered into a Subordination Agreement by and among The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the Company and GE Capital, as agent for the Lenders. Pursuant to the Subordination Agreement, the Kapoor Trust and the Company agreed that its debt pursuant to the Subordinated Note dated as of July 28, 2008, in the principal amount of $5,000,000 (“Subordinated Debt”) payable to the Kapoor Trust was subordinated to the Credit Facility, except that so long as there was no event of default outstanding under the Credit Agreement, the Company could repay the Subordinated Debt in full so long as such repayment occurred on or before July 28, 2009.
     On February 19, 2009, GE Capital applied a reserve against availability which effectively restricted the Company’s borrowings under the Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised that it had applied this reserve due to concerns about financial performance, including the Company’s prospective compliance with certain covenants in the Credit Agreement for the quarter ended March 31, 2009.
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
     In connection with the Assignment, on April 13, 2009, the Company entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) provided an extended cure period until July 22, 2009 for any event, other than specified types of “material defaults” listed in the Modification Agreement, which could constitute an event of default under the Credit Agreement, unless that period is terminated earlier due to the occurrence of a material default or as otherwise provided in the Modification Agreement, (iii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly, (iv) granted a security interest in and lien upon all the collateral under the Credit Agreement to the Kapoor Trust as security for the Subordinated Note, and (v) requires the Company, within 30 days after the date of the Modification Agreement, to enter into security            similar to the corresponding security documents under the Credit Agreement for the Kapoor Trust’s interest in connection with the Subordinated Note. The Modification Agreement also granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require the Company to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, the Company agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.
     On August 17, 2009, the Company completed negotiations with EJ Funds for additional capacity on the Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. In consideration of this amendment, EJ Funds was granted a warrant to acquire 1,650,806 shares of the Company’s common stock at $1.16 per share, the closing market price on August 14, 2009. The Credit Facility is secured by the assets of the Company and is not subject to debt covenants until April 1, 2010.
     At December 31, 2009, the Company ‘s outstanding balance under the Credit Facility was $3,000,000. The interest rate on this debt is fixed at 10%. The Company had additional availability of $7,000,000 as of December 31, 2009. There are no fees charged to the Company on the unused portion of the Credit Facility.

     On January 13, 2010, the parties entered into an amendment to the Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a cap on capital expenditures of $7,500,000 in 2010, and (2) a requirement to have positive liquidity throughout the life of the Credit Agreement. Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.
Subordinated Note Payable
     On July 28, 2008, the Company borrowed $5,000,000 from The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note (“Subordinated Note”). The Subordinated Note accrues interest at a rate of 15% per year and was originally due and payable on July 28, 2009. The proceeds from the Subordinated Note were used in conjunction with the amended MBL Distribution Agreement that was negotiated with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) on July 14, 2008, which resulted in favorable pricing and reduced purchase commitments for the Company (see Note L — Commitments and Contingencies).
     On August 17, 2009, the Company refinanced its $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 was increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. In addition, the term of the Subordinated Note was extended by five years and the note is now due and payable on August 17, 2014. As part of this refinancing agreement, the Company issued the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16, the closing price of the Company’s stock on August 14, 2009.
Note G — Common Stock
     On March 8, 2006, the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remain outstanding as of December 31, 2009. The aggregate offering price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.
     On November 19, 2007, the Company issued 1,000,000 shares of its common stock in a private placement with Serum Institute of India, Ltd. at a price of $7.01 per share. The offering price was $7,010,000 and the net proceeds to the Company, after payment of approximately $16,000 in expenses, was approximately $6,994,000.
Note H — Leasing Arrangements
     The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $1,779,000, $1,675,000 and $1,573,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
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
     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating and capital leases in place as of December 31, 2009 (in thousands):

Year ending December 31,
2010	1,781
2011	1,800
2012	1,317
2013	1,224
2014	1,243
2015 and thereafter	4,223

Total	$11,588

     The minimum future rental payments above exclude a lease agreement and a sub-lease agreements entered into by the Company subsequent to December 31, 2009.
     On January 4, 2010, the Company entered into a new six-year building lease, commencing February 1, 2010, for an R&D facility within a science and technology park in Skokie, Illinois. The Company’s total base rent commitment over the life of this lease will be approximately $724,000.
     On March 3, 2010, the Company entered into an 8-year sub-lease agreement with a related party, EJ Financial, for their sub-lease of a portion of the Company’s corporate offices in Lake Forest, Illinois. John N. Kapoor, Ph.D., Chairman of the Company’s Board of Directors, is the President of EJ Financial. This sub-lease will commence on April 1, 2010. Per the terms of the sub-lease agreement, EJ Financial will pay base monthly rent plus a proportionate share of common area maintenance costs. The total base rent payable to the Company during the life of this sub-lease will be approximately $592,000.
Note I — Stock Options, Employee Stock Purchase Plan and Restricted Stock
     The Company maintains stock options plans that allow the Company’s Board of Directors to grant stock options to eligible employees, officers and directors. The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by the Company’s Board of Directors on November 6, 2003 and approved by its stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options have been granted and 10,000 remain outstanding as of December 31, 2009. On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides the Company with the ability to grant other types of equity awards to eligible participants besides stock options. Commencing May 27, 2005, all new awards have been granted under the Amended 2003 Plan. The aggregate number of shares of the Company’s common stock initially approved for issuance pursuant to awards granted under the Amended 2003 Plan was 5,000,000. On August 7, 2009, the Company’s stockholders voted to increase this figure to 11,000,000 at the recommendation of the Company’s Board of Directors. Under the Amended 2003 Plan, 8,992,000 options have been granted to employees and directors and 5,147,000 remain outstanding as of December 31, 2009. Options granted under the 2003 Stock Option Plan and the Amended 2003 Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and generally vest over a period of three years and expire five years from date of issuance.
     The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123(R))). Accordingly, stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, if necessary, if actual forfeitures differ from those estimates.
     On November 19, 2009, the Company completed a tender offer to employees (the “Option Exchange Program”), allowing eligible employees to exchange their existing out-of-the-money vested and unvested options for an equal number of new options granted at a per share price equal to the greater of $1.34 or the closing price of the Company’s stock on November 19, 2009, the date the Option Exchange Program expired. The Option Exchange Program applied to any outstanding shares granted prior to February 27, 2009 under the 2003 Stock Option Plan or the Amended 2003 Plan. Under the terms of the Option Exchange Program, new options were issued with the same vesting schedule and termination period as the surrendered options, except that the clock on both vesting and termination was restarted on November 19, 2009. Accordingly, in certain cases, vested options were exchanged for unvested options. A total of 1,744,069 shares were eligible for exchange and 1,637,652 options were actually surrendered and exchanged under the Option Exchange Program. The grant price on the new options was $1.60 per share, the closing price of our common stock on November 19, 2009.
     Stock option compensation expense of $2,044,000, $1,685,000 and $2,595,000 was recognized during the years ended December 31, 2009, 2008 and 2007, respectively. The Company uses the single-award method for allocating the compensation cost to each period.
     The Company uses the Black-Scholes model to determine the grant-date value of stock options. Expected volatility is based on the historical volatility of the Company’s common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises those estimates subsequently based on actual forfeitures.
     The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2009	2008	2007
Expected Volatility	78% — 81%	43% — 69%	43% — 47%
Expected Life (in years)	3.9	4.0	3.6 – 4.0
Risk—free interest rate	1.8% — 2.5%	2.2% — 3.2%	3.8% — 4.8%
Dividend yield	—	—	—
Fair value per stock option	$0.79	$1.66	$2.51
     A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2009, 2008 and 2007 is as follows:

			Weighted Average
	Number of	Weighted	Remaining
	Shares	Average	Contractual Term	Aggregate
	(in thousands)	Exercise Price	(Years)	Intrinsic Value

Outstanding at January 1, 2007	3,155	$3.22
Granted	2,268	6.34
Exercised	(457)	2.31
Forfeited	(247)	5.61

Outstanding at December 31, 2007	4,719	4.69
Granted	289	3.92
Exercised	(1,012)	2.17
Forfeited	(313)	6.11

Outstanding at December 31, 2008	3,684	5.20
Granted (1)	5,110	1.37
Exercised	(2)	1.60
Forfeited (2)	(3,635)	5.09

Outstanding at December 31, 2009	5,157	1.49	4.58	$2,140,500

Exercisable at December 31, 2009	955	1.86	4.23	$404,000

(1)	Option Granted for 2009 include 1,637,652 options granted at $1.60 per share on November 19, 2009 pursuant to the Option Exchange Program.

(2)	Options Forfeited include 1,637,652 out-of-the-money options surrendered on November 19, 2009 in exchange for new shares under the Option Exchange Program.
     The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised was $1,000, $1,155,000 and $2,066,000 for the years ended December 31, 2009, 2008, and 2007, respectively. As a result of the stock options exercised, the Company recorded cash received and additional paid-in-capital of $3,000, $2,198,000 and $1,054,000 during the years ended December 31, 2009, 2008, and 2007, respectively.
     As of December 31, 2009, the total amount of unrecognized compensation cost related to non-vested stock options was $3,797,000 which is expected to be recognized as expense over a weighted-average period of 3.0 years.
     The Akorn, Inc. Employee Stock Purchase Plan (the “Plan”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 2,000,000 shares of the Company’s common stock may be acquired under the terms of the Plan. New shares issued under the Plan approximated 169,000, 44,000 and 32,000 in the years 2009, 2008 and 2007, respectively.
     The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company granted restricted stock awards valued at $294,000 during 2009.

     In total, the Company recognized compensation expense of $318,000, $745,000 and $589,000 during the years ended December 31, 2009, 2008 and 2007, respectively, related to outstanding restricted stock awards.
     The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Nonvested at January 1, 2007	350	5.05
Granted	—	—
Vested	(175)	5.05
Canceled	—	—

Nonvested at December 31, 2007	175	5.05
Granted	50	7.34
Vested	(100)	5.34
Canceled	—	—

Nonvested at December 31, 2008	125	$5.74
Granted	185	1.59
Vested	(202)	3.55
Canceled	—	—

Nonvested at December 31, 2009	108	$2.73

Note J — Income Taxes
     The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2009
Federal	$—	$—	$—
State	2	—	2

	$2	$—	$2

Year ended December 31, 2008
Federal	$—	$—	$—
State	4	—	4

	$4	$—	$4

Year ended December 31, 2007
Federal	$—	$—	$—
State	3	—	3

	$3	$—	$3

     Income tax expense (benefit) differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Computed “expected” tax expense (benefit)	$(8,604)	$(2,699)	$(6,517)
Change in income taxes resulting from:
State income taxes, net of federal income tax	(1,217)	(383)	(924)
Other permanent differences	1,207	76	(691)
Valuation allowance change	8,616	3,010	8,135

Income tax expense (benefit)	$2	$4	$3

     Net deferred income taxes at December 31, 2009 and 2008 include (in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forward	$35,618	$25,345
Stock-based compensation	1,439	2,430
Other items, current	3,371	3,944
Other items, long-term	1,649	1,429

Total deferred tax assets	42,077	33,148

Deferred tax liabilities:
Property, plant and equipment, net	(2,124)	(1,811)

Net deferred tax asset	39,953	31,337

Valuation allowance	(39,953)	(31,337)

Net deferred taxes	$—	$—

     The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined the amount of the net deferred income tax assets that are more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the net deferred income tax assets to zero. The Company has net operating loss carry forwards of approximately $92 million expiring from 2021 through 2029.
Note K — Retirement Plan
     All employees who have attained the age of 21 are eligible for participation in the Company’s 401(k) Plan. The plan-related expense for the years ended December 31, 2009, 2008, and 2007, totaled $156,000, $428,000 and $466,000, respectively. The employer’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis. For the years 2007 and 2008, and the first four months of 2009, the Company matched 50% of the first 6% of gross wages set aside by our employees for contribution under the Company’s 401(k) Plan. The Company suspended its 401(k) match effective May 1, 2009 through the end of 2009.
Note L — Segment Information
     During the three-year period ended December 31, 2009, the Company reported results for four segments:
-	Ophthalmic

-	Hospital Drugs & Injectables

-	Biologics & Vaccines

-	Contract Services
     The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. This segment was previously classified as the injectable segment, however the Company recently changed the classification to reflect that an increasing amount of pharmaceuticals delivered by the Company to hospitals are drugs other than injectable pharmaceuticals. The new classification reflects that the segment includes both drugs and injectable pharmaceuticals. The biologics & vaccines segment markets adult Td vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.
     The Company’s reportable segments are based upon internal financial reports that aggregate certain operating information. The Company’s chief operating decision maker, as defined in ASC Topic 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), is its chief executive officer, or CEO. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information. The biologics & vaccines segment has been reported since the Company entered the business of marketing Td vaccine and other vaccine products in September 2007. The other three segments have been reported for the entire three-year period ended December 31, 2009.
     Selected financial information by segment is presented below (in thousands):

	Years ended December 31,
	2009	2008	2007
REVENUES
Ophthalmic	$20,169	$20,447	$18,545
Hospital Drugs & Injectables	16,456	19,627	19,475
Biologics & Vaccines	31,111	44,602	7,522
Contract Services	8,155	8,922	7,353

Total revenues	$75,891	$93,598	$52,895

GROSS PROFIT
Ophthalmic	$5,135	$5,752	$3,784
Hospital Drugs & Injectables	2,744	5,049	4,991
Biologics & Vaccines	6,489	13,210	745
Contract Services	1,304	2,581	1,880

Total gross profit	$15,672	$26,592	$11,400

     The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

     The Company expects to exit the biologics & vaccines segment of its business upon termination of the MBL Distribution Agreement on March 14, 2010. On December 14, 2009, MBL delivered to the Company a 90-day notice of termination of the MBL Distribution Agreement. This agreement had allowed the Company to market and sell Td vaccine supplied to us by MBL. Upon termination of this agreement, the Company will no longer distribute any biologics or vaccines and therefore expects to exit this business segment.
      During 2009, 2008 and 2007, approximately $818,000, $1,384,000 and $1,320,000 of the Company’s net revenue, respectively, was from customers located in foreign countries.
Note M — Commitments and Contingencies
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
     The Company was unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to its strategic partner, MBL, by February 27, 2009 under its MBL Distribution Agreement. While the Company made a partial payment of $1,000,000 to MBL on March 13, 2009, it would have also been unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, the Company entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which it agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010. In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, the Company provided MBL with a standby letter of credit by April 12, 2009 to secure its obligation to pay amounts due to MBL, and the Company was released from its obligation to further purchase Td vaccine products from MBL upon providing MBL with such letter of credit. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement provided that the Company complies with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements that were required to be entered into pursuant to the MBL Letter Agreement. Dr. John Kapoor, the Chairman of the Company’s Board of Directors and one of its principal shareholders, provided the standby letter of credit to MBL pursuant to the MBL Letter Agreement.
     On December 14, 2009, MBL delivered a 90-day notice of termination of the MBL Distribution Agreement. Accordingly, the Company ceased distributing Td vaccine and exited the biologics & vaccines segment effective March 14, 2010.
     As of December 31, 2009, the Company’s remaining commitment under the MBL Letter Agreement was $1,500,000, due and payable by June 30, 2010. The Company has made all scheduled payments to date under the MBL Letter Agreement.
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
     (iv) The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.
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
     The table below summarizes contingent potential milestone payments and minimum royalty payments to strategic partners for the years 2010 and beyond assuming all such contingencies occur (in thousands):

Year ending December 31,	Minimum Payments
2010	$2,158
2011	200
2012	125
     (v) Arthur S. Przybyl ceased to be President and Chief Executive Officer of the Company on January 29, 2009. Mr. Przybyl’s Executive Employment Agreement dated April 24, 2006, which was filed with the SEC as Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006, requires the Company to pay severance under the circumstances specified in the Executive Employment Agreement. The Company has not resolved severance issues with Mr. Przybyl as of the date of this filing and therefore any potential amounts due under this agreement cannot be reasonably estimated.
Note N — Supplemental Cash Flow Information (in thousands)

	Year ended December 31,
	2009	2008	2007
Leasehold improvements funded by lessor	$—	$1,768	$—
Assets acquired through capital lease	—	85	—
Interest and taxes paid:
Interest paid	931	633	72
Income taxes paid	3	4	5
Note O — Recent Accounting Pronouncements
     On January 1, 2008, the Company adopted ASC 820, Fair Value Measurement and Disclosures (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted the remaining provisions of ASC 820 effective January 1, 2009 and the adoption had no impact on the Company’s results of operations or financial position.
     On January 1, 2009, the Company adopted ASC 810-10, Consolidation (formerly SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51). ASC 810-10 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. ASC 810-10 does not change the criteria for consolidating a partially owned entity. ASC 810-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.
     On January 1, 2009, the Company adopted ASC 805, Business Combinations (formerly SFAS 141R, Business Combinations). ASC 805 establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. ASC 805 also provides disclosure requirements related to business combinations. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 had no impact on the Company’s consolidated financial statements. ASC 805 will be applied prospectively to business combinations with an acquisition date on or after the effective date.
     On January 1, 2009, the Company adopted ASC 350-30-35, Intangibles, Goodwill and Other (formerly SFAS No. 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of the asset under the new business combination accounting (as currently codified under ASC 850). ASC 350-30-35 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 350-30-35 did not have a material impact on the Company’s consolidated financial statements.

     During the second quarter of 2009, the Company adopted guidance issued by the FASB in April 2009 that requires entities to provide disclosure of the fair value of all financial instruments within the scope of ASC 825, Financial Instruments, for which it is practicable to estimate that value, in interim reporting periods as well as in annual financial statements. The Company’s cash, accounts receivable, accounts payable and debt obligations approximate fair value at December 31, 2009.
     During the second quarter of 2009, the Company adopted ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued for interim and annual periods ending after June 15, 2009. The Company has considered the accounting and disclosure of events occurring after the balance sheet date through the date and time of issuance of the Company’s financial statements. The adoption of this standard had no impact on the Company’s consolidated financial statements.
     During the third quarter of 2009, the Company adopted ASC 105, FASB Accounting Standards Codification (formerly SFAS No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles) which has become the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretations of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 does not change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
Note P — Business Alliances
     On September 22, 2004, the Company entered into a joint venture agreement with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for the U.S. hospital and retail markets. The joint venture operates in the form of a Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides is responsible for developing, manufacturing and supplying products under an Original Equipment Manufacturer (“OEM”) Agreement between it and the Joint Venture Company. The Company is responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. Under the terms of the agreement, the Company earns a monthly fee from the Joint Venture Company equal to 7.5% of net sales for these services. Strides and Akorn each own 50% of the Joint Venture Company with equal management representation. The Company is accounting for the Joint Venture Company earnings/losses on the equity method of accounting in accordance with its 50% ownership interest. The Company’s 50% share of the Joint Venture Company net income is reflected as “Equity in earnings of unconsolidated joint venture” on the Company’s consolidated statements of operations and consolidated statements of cash flows.
     The Joint Venture Company launched its first commercialized product in the third quarter of 2008. The Joint Venture Company generated revenue of $10,910,000 and $2,024,000 for the years ended December 31, 2009 and 2008, respectively. The Company’s equity in the earnings of the Joint Venture Company was $1,580,000 and $295,000 for 2009 and 2008, respectively.
     On November 16, 2004, the Company entered into an agreement with Hameln, a private German pharmaceuticals company, to license and supply to the Company two Orphan Drug NDA’s: Calcium-DTPA and Zinc-DTPA. The two drugs were approved on August 11, 2004 by the FDA, and are indicated as antidotes for the treatment of radioactive poisoning. Sales for the two drugs commenced in the fourth quarter of 2004. Under the agreement, Hameln provided the Company an exclusive license for an initial term of five years with automatic successive two-year extensions. The Company is responsible for marketing and distributing both drugs in the U.S. and Canada. The Company pays Hameln the greater of 50% of its gross revenues or a minimum transfer price for the product. Hameln is responsible for the manufacturing of both drugs for the Company. The Company is responsible for the payment of any annual FDA establishment fees and for the cost of any post approval studies. The Company paid a one-time 1,550,000 Euro ($2,095,000) license fee, which is recorded as an intangible asset and was being amortized over a seven year period. Per the terms of the agreement with Hameln, an automatic two-year extension would have gone into effect on November 16, 2009, extending the Company’s exclusive license until November 16, 2011. However, in September 2009, the Company and Hemeln agreed to early terminate the license and supply agreement on September 30, 2010. Accordingly, the Company has accelerated amortization of the remaining unamortized license fees so that they will be fully amortized by September 30, 2010. Our sales of the antidote products covered by this agreement were $1,262,000 and $322,000 in the years ended December 31, 2009 and 2008, respectively. None of these product sales were to HHS.
     On March 22, 2007, the Company entered into the MBL Distribution Agreement with MBL for distribution of Td vaccines. MBL manufactures the Td vaccine products and the Company markets and distributes these products in the United States and Puerto Rico. The agreement originally provided the Company exclusive distribution rights, but the MBL Distribution Agreement was converted to a non-exclusive agreement on March 27, 2009 pursuant to the terms of a letter agreement signed as of that date. On December 14, 2009, MBL delivered to the Company a ninety-day notice of termination of the MBL Distribution Agreement. Accordingly, the Company has terminated the distribution of Td vaccines as of March 14, 2010. The Company recorded revenues from its sales of Td vaccine products totaling $29,700,000, $38,222,000 and $7,522,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

Note Q — Customer and Supplier Concentration
     In 2009, 2008 and 2007, a significant portion of the Company’s gross and net sales were through three large wholesale drug distributors and a significant portion of the Company’s accounts receivable as of December 31, 2009, 2008 and 2007 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.
     The following table sets forth the percentage of the Company’s gross and net sales and gross accounts receivable attributable to these three distributors for the periods indicated:

	2009			2008			2007
			Gross			Gross			Gross
	Gross	Net	Accounts	Gross	Net	Accounts	Gross	Net	Accounts
	Sales	Revenue	Receivable	Sales	Revenue	Receivable	Sales	Revenue	Receivable
Amerisource	25%	21%	44%	16%	12%	7%	22%	17%	36%
Cardinal	21%	19%	21%	23%	19%	41%	25%	21%	25%
McKesson	16%	14%	6%	10%	14%	6%	20%	15%	8%
     If sales to Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.
     In 2009 and 2008, purchases from MBL represented 38% and 62% of the Company’s purchases, respectively. In 2009, 2008 and 2007, MBL was the Company’s sole supplier of Td vaccine for its vaccine segment. The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of the Company’s ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Note R — Related Party Transactions
     John N. Kapoor, Ph.D, Chairman of our Board of Directors and a significant holder of our common stock, has provided debt financing to Akorn through two entities that he controls.
     On July 28, 2008, the Company borrowed $5,000,000 from the Kapoor Trust, of which Dr. Kapoor is the sole trustee and beneficiary, pursuant to a one-year Subordinated Note bearing interest at an annual rate of 15%. On August 17, 2009, the Subordinated Note was refinanced for an additional five years, the new due date being set as August 17, 2014. In addition to the term extension, the principal amount was increased to $5,853,267 to include accrued interest through August 16, 2009, and the Company issued 2,099,035 warrants to the Kapoor Trust to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing price of the Company’s stock at August 14, 2009.
     On March 31, 2009, the Company consented to an Assignment Agreement between GE Capital and EJ Funds which transferred to EJ Funds all of GE Capital’s rights and obligations under its existing $25,000,000 GE Credit Agreement. Dr. Kapoor is the president of EJ Financial Enterprises, Inc., a healthcare consulting and investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds. Subsequent to signing the Assignment Agreement, on April 13, 2009 the Company entered into a Modification, Warrant and Investor Rights Agreement with EJ Funds that, among other things (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) set the interest rate for all amounts outstanding under the Credit Agreement to 10% per annum with interest payments due monthly, (iii) granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors, and (iv) granted EJ Funds a warrant to purchase 1,939,639 shares of the Company’s common stock at an exercise price of $1.11 per share, subject to certain adjustments. On August 19, 2009, the Company and EJ Funds agreed to an amendment increasing the loan commitment to $10,000,000 and waiving the Company’s requirement to comply with debt covenants until April 1, 2010. In exchange, the Company issued to EJ Funds

1,650,806 warrants to purchase its common stock at an exercise price of $1.16, the closing price of the Company’s stock on August 14, 2009.
     On April 15, 2009, we also entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the a Letter of Credit (the “L/C”) as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that we will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of our obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement. Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that if funds are drawn against the L/C, we must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of our common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, is $1,877,000 at December 31, 2009.
     Dr. Subhash Kapre was a member of the Company’s Board of Directors until March 8, 2010 and is the Executive Director of Serum. The Company is a party to several product development agreements with Serum related to oncology and vaccine products. In 2007, the Company issued 1,000,000 shares of its common stock in a private placement with Serum and the net proceeds to the Company were approximately $6,994,000. There were no equity transactions with Serum in 2008 or 2009 (See Note G - Common Stock). On March 8, 2010, Dr. Kapre resigned from the Company’s Board of Directors.
     On March 3, 2010, we entered into an 8-year sub-lease agreement with a related party, EJ Financial, for their sub-lease of a portion of our corporate offices in Lake Forest, Illinois. John N. Kapoor, Ph.D., the Chairman of our Board of Directors, is the President of EJ Financial. This sub-lease will commence on April 1, 2010. Per the terms of the sub-lease agreement, EJ Financial will pay base monthly rent plus a proportionate share of common area maintenance costs. The total base rent payable to us during the life of this sub-lease will be approximately $592,000.
Note S — Severance Charges
The Company recorded severance charges totaling $722,000 for the year ended December 31, 2009. These charges were included in selling, general and administrative expenses on the consolidated statement of operations.
During the second quarter of 2009, management restructured its operations resulting in the elimination of approximately 25 positions as part of a broad cost reduction emphasis for the Company. Severance charges were primarily related to the elimination of operational and administrative positions and changes in the senior executive team. Of the total $722,000 in severance charges, $440,000 was paid out during 2009 and the remaining $282,000 will be paid out in 2010.
Note T – Subsequent Events
On January 4, 2010, the Company entered into a new six-year building lease, commencing February 1, 2010, for an R&D facility within a science and technology park in Skokie, Illinois. The Company’s total base rent commitment over the life of this lease will be approximately $724,000.
On March 8, 2010, Subhash Kapre, Ph.D., announced his resignation from the Company’s Board of Directors. Following Dr. Kapre’s resignation, on March 11, 2009, the Company entered into an agreement to issue and sell 1,838,235 shares of the Company’s common stock to Serum, a company for which Dr. Kapre serves as Executive Director, at a price of $1.36 per share, resulting in aggregate proceeds of $2,500,000. The purchase price represented a discount of 15% to the closing price of the Company’s common stock on March 5, 2010. Additionally, the agreement granted Serum a warrant to purchase 1,404,494 shares of the Company’s common stock at an exercise price of $1.78 per share. The warrant becomes exercisable beginning on the fifth consecutive trading day that the closing price of the Company’s common stock is at least $2.22 per share, and expires 30 days after it becomes exercisable or on March 10, 2013, whichever comes first.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and the CFO have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
     Company management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, Company management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2009.
Attestation Report of the Registered Public Accounting Firm
     The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears above.
Changes in Internal Control Over Financial Reporting
     In the fourth quarter ended December 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
On January 13, 2010, the Company entered into a First Amendment to its Credit Agreement with EJ Funds (the “First Amendment”). The First Amendment, among other things, reduced the number of financial covenants to two: (1) a cap on capital expenditures of $7,500,000 in 2010, and (2) a requirement for the Company to have positive liquidity throughout the life of the Credit Agreement. Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Code of Ethics
Our board of directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and persons performing similar functions. Our Code of Ethics is available on our website at www.akorn.com.
Remaining information required under this Item 10 is incorporated by reference to the sections entitled “I – Proposals – Proposal 1 – Elections of Directors”, “II – Corporate Governance and Related Matters” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2010 annual meeting.

Item 11.	Executive Compensation.
Incorporated by reference to the sections entitled “II – Corporate Governance and Related Matters – Director Compensation” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2010 annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference to the section entitled “III – Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2010 annual meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Incorporated by reference to the section entitled “II – Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2010 annual meeting.

Item 14.	Principal Accounting Fees and Services.
Incorporated by reference to the section entitled “I – Proposals – Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2010 annual meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	(1) Financial Statements. The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

(2)Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(3)Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

3.2	Amended and Restated By-laws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005 (Commission file No. 333-119168).

3.3	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006 (Commission file No. 001-32360).

3.4	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006 (Commission file No. 001-32360).

3.5	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

3.6	Certificate of Amendment to the Bylaws of Akorn, Inc., dated June 18, 2009, incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed on June 24, 2009.

4.1	First Amendment dated October 7, 2003 to Registration Rights Agreement dated July 12, 2001 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.2	Form of Warrant Certificate, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.3	Form of Warrant Agreement dated October 7, 2003 between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.3 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.9	Registration Rights Agreement dated October 7, 2003 among Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.9 to Akorn, Inc.’s report on Form 8-K filed on October 24, 2003 (Commission file No. 000-13976).

4.10	Form of Subscription Agreement between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

4.11	Form of Common Stock Purchase Warrant between Akorn, Inc. and certain investors, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

4.13	Stock Registration Rights Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.12 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

4.14	Stock Purchase Agreement dated November 15, 1990 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.13 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

4.15	Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

Exhibit No.	Description
4.16	Form of Warrant issued in connection with the Securities Purchase Agreement dated March 1, 2006 incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed March 7, 2006. (All warrants are dated March 8, 2006. Please see Exhibit 99.1 of Akorn, Inc.’s report on Form 8-K filed March 14, 2006, which is hereby incorporated by reference, for a schedule setting forth the other material details for each of the warrants.)

4.17	Securities Purchase Agreement dated September 13, 2006, between Akorn, Inc. and Serum Institute of India, incorporated by reference to Exhibit 4.1 to Akorn Inc.’s report on Form 8-K filed September 14, 2006.

4.18	Securities Purchase Agreement dated November 14, 2007, between Akorn, Inc. and Serum Institute of India Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on November 20, 2007.

4.19	Akorn, Inc. Common Stock Purchase Warrant, dated April 13, 2009, in favor of EJ Funds LP, incorporated by reference to Exhibit 4.1 of Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

4.20	Modification, Warrant and Investor Rights Agreement, dated April 13, 2009, among Akorn, Inc., Akorn (New Jersey), Inc., and EJ Funds LP, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

4.21	Akorn, Inc. Common Stock Purchase Warrant, dated April 15, 2009, in favor of John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on April 21, 2009.

4.22	Common Stock Purchase Warrant dated August 17, 2009, in favor of EJ Funds LP. (Incorporated by reference to Exhibit 10.2 of a Form 8-K filed on August 21, 2009.)

4.23	Common Stock Purchase Warrant dated August 17, 2009, in favor of John N. Kapoor Trust Dated 9/20/89. (Incorporated by reference to Exhibit 10.4 of a Form 8-K filed on August 21, 2009.)

4.24	Offer to Exchange Certain Outstanding Stock Options For New Stock Options dated October 21, 2009, incorporated by reference to Exhibit (a)(1)(a) to the tender offer statement on Schedule TO-I filed on October 21, 2009.

10.1†	Amended and Restated Akorn, Inc. 1988 Incentive Compensation Program, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

10.3	Letter of Commitment to Akorn, Inc. from John. N. Kapoor dated April 17, 2001, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on April 25, 2001 (Commission file No. 000-13976).

10.4	Convertible Bridge Loan and Warrant Agreement dated as of July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.5	The Tranche A Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.6	The Tranche B Common Stock Purchase Warrant, dated July 12, 2001, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.7	Registration Rights Agreement dated July 12, 2001, by and between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on July 26, 2001 (Commission file No. 000-13976).

10.11	Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002 (Commission file No. 000-13976).

10.16†	Indemnification Agreement dated May 15, 2003 by and between Akorn, Inc. and Arthur S. Przybyl, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2002, filed on May 21, 2003 (Commission file No. 000-13976).

10.17	Form of Indemnity Agreement dated October 7, 2003 between Akorn, Inc. and each of its directors, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.19	Limited Waiver Letter dated October 7, 2003 from The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.34 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004 (Commission file No. 333-119168).

Exhibit No.	Description
10.20	Form of Acknowledgment of Subordination dated October 7, 2003 between Akorn, Inc. and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.6 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.21	Form of Subordination and Intercreditor Agreement dated October 7, 2003 among Akorn, Inc., Akorn (New Jersey), Inc., Bank of America and The John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 10.8 to Akorn, Inc.’s report on Form 10-Q for quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.22†	Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.23†	Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.24†	Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.25†	Offer letter dated June 1, 2004 from Akorn, Inc. to Jeffrey A. Whitnell, incorporated by reference to Exhibit 10.42 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2004, filed March 31, 2005 (Commission file No. 001-32360).

10.26	Engagement Letter dated August 5, 2004 between Leerink Swann & Company and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.27	Waiver and Consent dated August 23, 2004, among Bank of America National Association, the financial institutions party thereto, Akorn, Inc. and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 24, 2004 (Commission file No. 000-13976).

10.30	Limited Liability Company Agreement dated September 22, 2004 between Akorn, Inc. and Strides Arcolab Limited, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.31	OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.32	Sales and Marketing Agreement dated September 22, 2004 between Akorn, Inc. and Akorn-Strides, LLC, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.33	Promissory Note dated September 22, 2004 executed by Akorn-Strides, LLC for the benefit of Akorn, Inc., incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.34	Capital Contribution Agreement dated September 22, 2004 executed by Strides Arcolab Limited for the benefit of Akorn-Strides, LLC, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.37	License and Supply Agreement November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on November 17, 2004 (Commission file No. 000-13976).

10.38†	Offer letter dated November 15, 2004, from Akorn, Inc. to Jeffrey A. Whitnell, for position of Senior Vice President incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 001-32360).

10.39†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan incorporated by reference to Exhibit 10.59 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 000-13976).

10.40†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s Registration Statement on Form S-1 filed May 10, 2005.

10.42	Solicitation/Contract/Order for Commercial Items issued by the HHS to Akorn, Inc. on December 30, 2005, incorporated by reference to Exhibit 10.54 to Akorn, Inc.’s report on Form 10-K filed on March 30, 2006 (Commission file No. 000-13976).

10.43†	Executive Employment Agreement dated April 24, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

Exhibit No.	Description
10.44†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Arthur S. Przybyl incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.45†Ω	Executive Bonus Agreement dated April 27, 2006 between Akorn, Inc., and Jeffrey A. Whitnell incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed April 28, 2006 (Commission file No. 001-32360).

10.46	Akorn, Inc. Director Compensation Agreement dated October 26, 2006, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 9, 2006 (Commission file No. 001-32360).

10.47Ω	Development and Exclusive Distribution Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.48Ω	Development Funding Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.49	First Amendment to OEM Agreement dated December 8, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.50	Second Amendment to OEM Agreement dated December 31, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.3 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.51Ω	Third Amendment to OEM Agreement dated October 26, 2005 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.4 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.52	Fourth Amendment to OEM Agreement dated February 1, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.5 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.53Ω	Fifth Amendment to OEM Agreement dated November 28, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 (Commission file No. 001-32360).

10.54	Office Lease dated December 21, 2006, between Akorn, Inc. and Duke Realty Limited Partnership incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 28, 2006 (Commission file No. 001-32360).

10.55	Amendment to Credit Agreement dated March 5, 2007 between Akorn, Inc., Bank of America, the financial institutions party thereto and Akorn (New Jersey), Inc. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed March 6, 2006 (Commission file No. 001-32360).

10.56	Addendum 1 to License and Supply Agreement dated November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.74 to Akorn, Inc.’s report on Form 10-K filed March 16, 2007 (Commission file No. 001-32360).

10.57Ω	Exclusive Distribution Agreement dated March 22, 2007 between Akorn, Inc. and the University of Massachusetts, as represented by the Massachusetts Biological Laboratories incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 30, 2007.

10.58†Ω	2007 Management Bonus Objectives incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 23, 2007.

10.59	Industrial Building Lease dated October 23, 2007 between Akorn, Inc. and CV II Gurnee LLC incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed October 29, 2007.

10.60Ω	Exclusive Memorandum of Understanding dated October 24, 2007 between Serum Institute of India Ltd. and Akorn, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 30, 2007.

10.61	First Amendment to Sales and Marketing Agreement dated September 28, 2007, by and among Akorn-Strides, LLC, and Akorn, Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

Exhibit No.	Description
10.62	Sixth Amendment to OEM Agreement dated September 28, 2007 between Akorn-Strides, LLC and Strides Arcolab Limited, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.63Ω	Binding Term Sheet dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 11, 2008.

10.64Ω	Amendment to Exclusive Distribution Agreement dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

10.65	Mutual Release dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

10.66	Subordinated Promissory Note dated July 28, 2008, issued by Akorn, Inc. to The John N. Kapoor Trust Dated September 20, 1989, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.67	Subordination and Intercreditor Agreement dated July 28, 2008, by and among Akorn, Inc., The John N. Kapoor Trust Dated September 20, 1989, LaSalle Bank National Association, as administrative agent for all senior lenders party to the senior credit agreement, and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.68Ω	Second Amendment to Exclusive Distribution Agreement dated July 30, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.9 to Akorn, Inc.’s quarterly report on Form 10-Q filed August 8, 2008.

10.69Ω	Third Amendment to Exclusive Distribution Agreement dated August 1, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.10 to Akorn, Inc.’s quarterly report on Form 10-Q filed August 8, 2008.

10.70	Commitment Letter dated November 2, 2008, by and between Akorn, Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on November 5, 2008.

10.71	Credit Agreement dated January 7, 2009, by and between Akorn, Inc., Akorn (New Jersey), Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on January 9, 2009.

10.72Ω	Letter Agreement dated March 27, 2009 between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.72 on Akorn Inc.’s annual report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.

10.73	Memorandum of Agreement, dated March 31, 2009, among EJ Funds LP, Akorn Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

10.74	Assignment, dated March 31, 2009, among General Electric Capital Corporation, EJ Funds LP, Akorn, Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

10.75	Reimbursement and Warrant Agreement, dated April 15, 2009, among Akorn, Inc. Akorn (New Jersey), Inc., John N. Kapoor Trust dated 09/20/89, and EJ Funds LP, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.76	Settlement Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.77	Fourth Amendment to Exclusive Distribution Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.78	Amended and Restated Credit Agreement dated August 17, 2009, by and among the Company, Akorn (New Jersey), Inc., a wholly owned subsidiary of the Company, other persons party thereto that are designated as credit parties, EJ Funds LP, and the other financial institution from time to time party thereto, incorporated by reference to Exhibit 10.1 of a Form 8-K filed on August 21, 2009.

Exhibit No.	Description
10.79	Amended and Restated Subordinated Note dated August 17, 2009, made by the Company and Akorn (New Jersey), Inc., in favor of John N. Kapoor Trust Dated 9/20/89, incorporated by reference to Exhibit 10.3 of a Form 8-K filed on August 21, 2009.

10.80	Registration Rights Agreement made and entered into as of August 17, 2009 by and among the Company, John N. Kapoor Trust Dated 9/20/89 and EJ Funds LP, incorporated by reference to Exhibit 10.5 of a Form 8-K filed on August 21, 2009.

10.81	Amended and Restated Subordination Agreement dated as of August 17, 2009 by and among John N. Kapoor Trust Dated 9/20/89, the Company, Akorn (New Jersey), Inc. and EJ Funds LP, incorporated by reference to Exhibit 10.6 of a Form 8-K filed on August 21, 2009.

10.82	Amended and Restated Akorn, Inc. 2003 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on August 20, 2009.

10.83†	Form of Amendment to Executive Consulting Agreement between Akorn, Inc. and Raj Rai, dated December 8, 2009, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 22, 2009.

10.84*	Form of First Amendment to $10,000,000 Credit Facility, Amended and Restated Credit Agreement by and among Akorn, Inc. and Akorn (New Jersey), Inc., as Borrowers and EJ Funds, LP, as Lender.

10.85	Securities Purchase Agreement dated March 10, 2010, between Akorn, Inc. and Serum Institute of India Ltd, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on March 16, 2010.

10.86	Warrant, dated March 10, 2010, granted by Akorn, Inc. to Serum Institute of India Ltd, incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed on March 16, 2010.

21.1	Subsidiaries of Akorn, Inc., incorporated by reference to Exhibit 21.1 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004 (Commission file No. 333-119168).

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.
By:	/s/ RAJAT RAI
Rajat Rai
Interim Chief Executive Officer

Date: March 16, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI Rajat Rai	Interim Chief Executive Officer	March 16, 2010

/s/ TIMOTHY A. DICK Timothy A. Dick	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010

/s/ JOHN N. KAPOOR, PH.D. John N. Kapoor, Ph.D.	Director, Chairman of the Board	March 16, 2010

/s/ JERRY N. ELLIS Jerry N. Ellis	Director	March 16, 2010

/s/ RONALD M. JOHNSON Ronald M. Johnson	Director	March 16, 2010

/s/ STEVEN J. MEYER Steven J. Meyer	Director	March 16, 2010

/s/ BRIAN TAMBI Brian Tambi	Director	March 16, 2010

/s/ RANDALL J. WALL Randall J. Wall	Director	March 16, 2010

/s/ ALAN WEINSTEIN Alan Weinstein	Director	March 16, 2010