Form 10-Q
period 2010-03-31
AKORN INC
filed 2010-05-10
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 001-32360

AKORN, INC.
(Exact Name of Registrant as Specified in its Charter)

LOUISIANA	72-0717400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1925 W. Field Court, Suite 300
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

Yes ☐            No ☑

At May 5, 2010 there were 92,292,130 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	MARCH 31,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,691	$1,617
Trade accounts receivable, net	11,638	9,225
Other receivable	60	833
Inventories	12,266	13,167
Prepaid expenses and other current assets	1,065	1,227
TOTAL CURRENT ASSETS	27,720	26,069
PROPERTY, PLANT AND EQUIPMENT, NET	31,770	31,473
OTHER LONG-TERM ASSETS
Intangibles, net	4,205	4,619
Deferred financing costs	3,527	3,800
Other	2,892	2,798
TOTAL OTHER LONG-TERM ASSETS	10,624	11,217
TOTAL ASSETS	$70,114	$68,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$3,263	$3,286
Accrued compensation	1,132	1,091
Accrued expenses and other liabilities	3,518	3,724
Revolving line of credit — related party	—	3,000
Warrants liability — related party	7,267	9,065
Supply agreement termination costs	1,500	1,500
TOTAL CURRENT LIABILITIES	16,680	21,666
LONG-TERM LIABILITIES
Lease incentive obligation	1,260	1,304
Product warranty liability	1,299	1,299
Subordinated debt — related party	5,853	5,853
TOTAL LONG-TERM LIABILITIES	8,412	8,456
TOTAL LIABILITIES	25,092	30,122
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 92,292,130 and 90,389,597 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	176,483	174,027
Warrants to acquire common stock	2,230	1,821
Accumulated deficit	(133,691)	(137,211)
TOTAL SHAREHOLDERS’ EQUITY	45,022	38,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,114	$68,759

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Revenues	$20,520	$22,040
Cost of sales	12,092	16,678
GROSS PROFIT	8,428	5,362
Selling, general and administrative expenses	4,757	6,997
Supply agreement termination expenses	—	5,830
Amortization of intangibles	414	575
Research and development expenses	1,432	977
TOTAL OPERATING EXPENSES	6,603	14,379
OPERATING INCOME/(LOSS)	1,825	(9,017)
Interest expense, net	(290)	(278)
Write-off and amortization of deferred financing costs	(273)	(1,454)
Equity in earnings of unconsolidated joint venture	464	60
Change in fair value of warrants liability	1,798	—
INCOME (LOSS) BEFORE INCOME TAXES	3,524	(10,689)
Income tax provision	4	2
NET INCOME (LOSS)	$3,520	$(10,691)
NET INCOME (LOSS) PER SHARE:
BASIC	$0.04	$(0.12)
DILUTED	$0.04	$(0.12)
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	90,446	90,104
DILUTED	92,817	90,104

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 UNAUDITED
 (In Thousands)

			Warrants to
			acquire	Warrants
	Common Stock		Common	to be	Accumulated
Three Months Ended March 31, 2010	Shares	Amount	Stock	Issued	Deficit	Total
BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$—	$(137,211)	$38,637
Net income	—	—	—	—	3,520	3,520
Net proceeds from common stock and warrant offering	1,838	2,060	409	—	—	2,469
Employee stock purchase plan issuances	47	95	—	—	—	95
Amortization of deferred compensation related to restricted stock awards	17	32	—	—	—	32
Stock-based compensation expense	—	269	—	—	—	269
BALANCES AT MARCH 31, 2010	92,292	$176,483	$2,230	$—	$(133,691))	$45,022

			Warrants to
			acquire	Warrants
	Common Stock		Common	to be	Accumulated
Three Months Ended March 31, 2009	Shares	Amount	Stock	Issued	Deficit	Total
BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$—	$(111,905)	$61,443
Net loss	—	—	—	—	(10,691)	(10,691)
Warrants to be issued	—	—	—	2,409	—	2,409
Employee stock purchase plan issuances	19	42	—	—	—	42
Amortization of deferred compensation related to restricted stock awards	43	160	—	—	—	160
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	—	(47)	—	—	—	(47)
Stock-based compensation expense	—	795	—	—	—	795
BALANCES AT MARCH 31, 2009	90,135	$171,567	$2,731	$2,409	$(122,596)	$54,111

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$3,520	$(10,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,302	1,545
Write-off and amortization of deferred financing fees	273	1,454
Non-cash stock compensation expense	301	955
Non-cash supply agreement termination expense	—	1,051
Non-cash change in fair value of warrants liability	(1,798)	—
Equity in earnings of unconsolidated joint venture	(464)	(60)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,413)	(6,148)
Inventories	901	497
Prepaid expenses and other current assets	575	824
Supply agreement termination liabilities	—	4,750
Trade accounts payable	(23)	3,993
Accrued expenses and other liabilities	(209)	298
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,965	(1,532)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,185)	(301)
Distribution from unconsolidated joint venture	730	—
NET CASH USED IN INVESTING ACTIVITIES	(455)	(301)
FINANCING ACTIVITIES:
Loan origination fees	—	(1,274)
Proceeds from (repayments of) line of credit	(3,000)	5,509
Net proceeds from common stock and warrant offering	2,469	—
Proceeds under stock option and stock purchase plans	95	1,216
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(436)	5,451
INCREASE IN CASH AND CASH EQUIVALENTS	1,074	3,618
Cash and cash equivalents at beginning of period	1,617	1,063
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,691	$4,681
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	190	79
Amount paid for income taxes	12	3

See notes to condensed consolidated financial statements

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives, controlled substances for pain management and anesthesia, and vaccines, among others.  The Company operates pharmaceutical manufacturing plants in Decatur, Illinois and Somerset, New Jersey, a central distribution warehouse in Gurnee, Illinois, and maintains corporate offices in Lake Forest, Illinois.  The Company’s customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. In addition, the Company is a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which develops and manufactures injectable pharmaceutical products for sale in the United States.  The Company accounts for the Joint Venture Company using the equity method of accounting.  The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and Akorn (New Jersey) Inc. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date through the filing date of this Form 10-Q.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowance for chargebacks, the allowance for rebates, the allowance for product returns, the reserve for slow-moving and obsolete inventories, the carrying value of intangible assets and the carrying value of deferred income tax assets.

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

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses the established percentage estimate until historical and current trends indicate that a revision should be made.  The Company used an estimate of 97% during the quarter ended March 31, 2010 and 95% during the quarter ended March 31, 2009.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. The Company estimates its sales returns reserve based on a historical percentage of returns to sales by product. One-time historical factors, new product introductions or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date.

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

Warrants Liability – Related Party: The Company issued various warrants during 2009 to entities controlled by John N. Kapoor, Ph.D., the Chairman of the Company’s Board of Directors.  The Company classified the fair value of these warrants as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). This is a result of the requirement that the shares to be issued upon exercise of the warrants be registered shares, which cannot be absolutely assured.  The warrants are adjusted to fair value at the end of each quarter through Black-Scholes calculations which considers changes in the market price of the Company’s common stock, the remaining contractual life of the warrants, and other factors.  Any change in the fair value of the warrants is recorded as income or expense on the Company’s consolidated statement of operations for the applicable period.

ASC 820, Fair Value Measurement and Disclosures, establishes the fair value hierarchy that combines fair value measurement inputs into three classifications: Level 1, Level 2, or Level 3.  Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The fair values of the warrants are considered Level 3 inputs.  There were no transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy and no purchases, sales, issuances or settlements of Level 3 assets or liabilities for the three months ended March 31, 2010.

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

The assumptions used in estimating the fair value of the warrants at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Expected Volatility	78.3%	79.5%
Expected Life (in years)	4.0 – 4.4	4.3 – 4.6
Risk-free interest rate	2.4%	2.3%
Dividend yield	—	—

The liability at March 31, 2010 for all outstanding warrants has been estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $1.00 to $1.02.  For the three months ended March 31, 2010, the Company recorded $1,798,000 in non-operating income related to the change in fair value of these warrants since December 31, 2009.  The decrease of $1,798,000 in the fair value of these warrants has been recorded as income under the caption “Change in fair value of warrants liability” in the Company’s consolidated statement of operations for the three months ended March 31, 2010.  The following table summarizes the terms of the warrants granted in 2009:

				Fair Value
Granted To:	Warrant Identification	# of Warrants Granted	Exercise Price per Share	As of 12/31/09	As of 3/31/10

EJ Funds	Modification Warrant	1,939,639	$1.11	$2,425,000	$1,939,000
Kapoor Trust	Reimbursement Warrant	1,501,933	$1.11	1,877,000	1,502,000
EJ Funds	Credit Facility Warrant 1	1,650,806	$1.16	2,096,000	1,684,000
Kapoor Trust	Subordinated Note Warrant 2	2,099,935	$1.16	2,667,000	2,142,000
		7,192,313		$9,065,000	$7,267,000

1	Credit Facility Warrant refers to warrants granted to EJ Funds in connection with modification to the Credit Facility to increase the total loan commitment from $5,650,000 to $10,000,000.

2
Subordinated Note Warrant refers to warrants granted to the Kapoor Trust in connection with refinancing the Subordinated Note to extend its term for an additional five years and increase the principal from $5,000,000 to $5,853,267 to include accrued interest through the refinancing date.

NOTE C — STOCK BASED COMPENSATION

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

The Company recognized stock-based compensation expense related to options of $269,000 during the quarter ended March 31, 2010 and $795,000 during the quarter ended March 31, 2009.  The Company uses the single-award method for allocating compensation cost to each period.

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended March 31, 2010 and 2009, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2010	MARCH 31, 2009

Expected volatility	78%	78%
Expected life (in years)	3.9	4.0
Risk-free interest rate	2.4%	1.8%
Dividend yield	—	—
Fair value per stock option	$0.85	$1.12
Forfeiture rate	8%	13%

The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the quarter ended March 31, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,157	$1.49	4.58	$2,140,500
Granted	928	1.46
Exercised	—	—
Forfeited	(15)	5.36
Outstanding at March 31, 2010	6,070	$1.47	4.44	$1,026,000
Exercisable at March 31, 2010	969	$1.87	4.04	$208,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. No stock options were exercised during the first quarter of 2010.

The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first quarter of 2010. As of March 31, 2010, the total amount of unrecognized compensation expense related to non-vested restricted stock awards was $112,000. The Company recognized compensation expense of $32,000 during the first quarter of 2010 related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2009	108	$2.73
Granted	—	—
Forfeited	(20)	2.84
Vested	(13)	7.34
Non-vested at March 31, 2010	75	$1.93

NOTE D — REVENUE RECOGNITION

The Company recognizes sales upon the shipment of goods or completion of services as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

Provision for estimated chargebacks, rebates, discounts, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

NOTE E — ACCOUNTS RECEIVABLE ALLOWANCES

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the final net collections process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which in turn depends on which end-user customer, with different pricing arrangements might be entitled to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

The provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the statements of operations with the exception of the provision for doubtful accounts which is reflected as part of selling, general and administrative expense. The ending reserve amounts are included in trade accounts receivable in the balance sheet.

Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2010	2009
Gross accounts receivable	$17,050	$15,991
Less:
Chargeback and rebates reserves	(1,762)	(3,234)
Returns reserve	(3,304)	(3,192)
Discount and allowances reserve	(345)	(336)
Allowance for doubtful accounts	(1)	(4)
Net trade accounts receivable	$11,638	$9,225

For the three-month periods ended March 31, 2010 and 2009, the Company recorded chargeback and rebate expense of $9,606,000 and $7,590,000, respectively. This increase was primarily due to increased sales in the Ophthalmic and Hospital drugs & Injectables segments where the chargeback is a higher proportion of gross sales as compared to the Biologics & Vaccines products segment. The chargeback and rebate reserve balance decreased by $1,472,000 in the quarter due to reductions in product stocking levels at the wholesalers as they implemented working capital reductions in this period.

For the three-month periods ended March 31, 2010 and 2009, the Company recorded a provision for product returns of $550,000 and $532,000, respectively.

For the three-month periods ended March 31, 2010 and 2009, the Company recorded a provision for cash discounts of $459,000 and $509,000, respectively.

NOTE F — INVENTORIES

The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2010	2009
Finished goods	$3,530	$4,229
Work in process	2,146	1,887
Raw materials and supplies	6,590	7,051
	$12,266	$13,167

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at March 31, 2010 and December 31, 2009 was reported net of these reserves of $1,520,000 and $1,780,000, respectively, primarily related to finished goods.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2010	2009
Land	$396	$396
Buildings and leasehold improvements	20,071	20,070
Furniture and equipment	47,140	46,854
Sub-total	67,607	67,320
Accumulated depreciation	(37,059)	(36,171)
	30,548	31,149

Construction in progress	1,222	324
Property, plant and equipment, net	$31,770	$31,473

NOTE H — FINANCING ARRANGEMENTS

Subordinated Note Payable

On July 28, 2008, the Company borrowed $5,000,000 from The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note (“Subordinated Note”). The Subordinated Note accrued interest at a rate of 15% per year and was due and payable on July 28, 2009.

On August 17, 2009, the Company refinanced its $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 was increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note was extended by an additional five years and is now due and payable on August 17, 2014. As part of this refinancing agreement, the Company issued the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing market price of the Company’s stock on August 14, 2009.  On the date of grant, the fair value of these warrants as calculated using a Black-Scholes valuation model was $1,575,000.  This amount plus $28,000 in other associated costs was capitalized as financing costs and is being amortized over the term of the Subordinated Note.

During the quarter ended March 31, 2010, the fair value of these warrants decreased by $525,000, from $2,667,000 at December 31, 2009 to $2,142,000 at March 31, 2010 and the Company recorded this decrease in the Company’s condensed consolidated statement of operations.

Credit Facility

On January 7, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace its previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the Credit Agreement was subsequently assigned to EJ Funds, LP.)  Pursuant to the Credit Agreement, the Lenders agreed to extend loans to the Company under a revolving credit facility (including a letter of credit subfacility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). At the Company’s election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the base rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, the Company was to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, the Company’s obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.

Also on January 7, 2009, in connection with the Credit Agreement, the Company entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”) with GE Capital, as agent for the Lenders and each other secured party thereunder. Pursuant to this agreement, the Company granted a security interest to GE Capital in the collateral described in the Guaranty and Security Agreement as security for the Credit Facility. The Company’s obligations were secured by substantially all of its assets, excluding its ownership interest in Akorn-Strides, LLC and in certain licenses and other property in which assignments were prohibited by confidential provisions.  In connection with the Credit Agreement, on January 7, 2009, the Company also entered into a Mortgage, Security Agreement, Assignment of Leases and Rents, Financing Statement and Fixture Filing by the Company, in favor of GE Capital, relating to the real property owned by the Company located in Decatur, IL. The mortgage granted a security interest in the two parcels of real property to GE Capital, as security for the Credit Facility.

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

Pursuant to the Modification Agreement, on April 13, 2009, the Company granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, the Company has the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of its common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The fair value of the Modification Warrant, using a Black-Scholes valuation model, was $1,939,000 at March 31, 2010.

The fair value of these warrants decreased by $486,000, from $2,425,000 at December 31, 2009 to $1,939,000 at March 31, 2010.  This decrease in the fair value of the warrants liability was recorded in the Company’s condensed consolidated statement of operations.

In 2008, the Company capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, the Company incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds in the first quarter of 2009, the Company expensed the total deferred financing costs of $1,454,000. In 2009, the Company capitalized $1,358,000 for the fair value of the Modification Warrant and $153,000 for other costs in association with the assignment of the Credit Facility. The Company is amortizing the fees associated with the Credit Facility assignment on a straight-line basis over the remaining term of the Credit Facility.

On August 17, 2009, the Company completed negotiations with EJ Funds for additional capacity on its Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. The Credit Facility is secured by the assets of the Company and was not subject to debt covenants until April 1, 2010.  Subsequently, on January 13, 2010, the Company entered into a First Amendment to its Credit Agreement with EJ Funds (the “First Amendment”).  The First Amendment, among other things, reduced the number of financial covenants to two: (1) a cap on capital expenditures of $7,500,000 in 2010, and (2) a requirement for the Company to have positive liquidity throughout the life of the Credit Agreement.  Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.

In connection with the agreement on August 17, 2009 that increased the loan commitment under the Credit Facility, the Company issued to EJ Funds 1,650,806 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing market price of the Company’s stock on August 14, 2009 (the “Loan Commitment Increase Warrant”). The estimated fair value of the Loan Commitment Increase Warrant, using a Black-Scholes valuation model, was $1,238,000 on date of grant.  This amount plus $7,000 in other associated costs was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility.

The Loan Commitment Increase Warrant is revalued quarterly using the Black-Scholes pricing model.  During the quarter ended March 31, 2010, the warrants decreased in value by $412,000, from $2,096,000 at December 31, 2009 to $1,684,000 at March 31, 2010.  This decrease in the fair value was recorded in the Company’s condensed consolidated statement of operations.

The Company classified the fair value of the Modification Warrant and the warrants issued in conjunction with its Reimbursement and Warrant Agreement (see Note L — Commitments and Contingencies) as a current liability in accordance with Accounting Standards Codification (“ASC”) 815-40-15-3 (formerly EITF 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock . This is a result of the requirement that the shares to be issued upon exercise of the warrants be registered shares which cannot be absolutely assured.

NOTE I — COMMON STOCK ISSUANCE

On March 11, 2010, the Company entered into an agreement to issue and sell 1,838,235 shares of the Company’s common stock to Serum Institute of India Ltd. (“Serum”) at a price of $1.36 per share, resulting in aggregate proceeds of $2,500,000 (the “Serum Stock Purchase Agreement”).  The purchase price represented a discount of 15% to the closing price of the Company’s common stock on March 5, 2010.  Additionally, the Serum Stock Purchase Agreement granted Serum a warrant to purchase 1,404,494 shares of the Company’s common stock at an exercise price of $1.78 per share (the “Serum Warrants”).  The Serum Warrants become exercisable beginning on the fifth consecutive trading day that the Company’s common stock closes at $2.22 per share or above, and it expires 30 days after becoming exercisable or on March 10, 2013, whichever comes first.  The net proceeds, after payment of $31,000 in expenses,  were allocated based on the relative fair market values of the common stock and warrants, with $2,060,000 allocated to the common stock and $409,000 allocated to the warrants.  There were no commissions paid in connection with this private placement.

The 1,838,235 common shares issued to Serum and any shares that may be issued upon exercise of the Serum Warrants are restricted securities (the “Restricted Securities”).  Serum has agreed that it will not sell, dispose of or otherwise deal in the Restricted Securities for 180 days from date of purchase.  If at any time during which the Restricted Securities may be sold without restriction pursuant to SEC Rule 144 the Company fails to satisfy the current public information requirement under SEC Rule 144(c), then the Company shall pay to Serum cash in an amount equal to 1.0% of the aggregate purchase price of the Restricted Securities per month for each month until such failure is cured, up to a maximum liability of 6.0% of the total purchase price.  Serum’s right to receive such cash payment would be subordinated to obligations under the Credit Facility.

Under the Serum Stock Purchase Agreement, Serum relinquished all right that it and any of its affiliates had to appoint a nominee for election to the Company’s Board of Directors.  Prior to relinquishing such right, Dr. Subhash Kapre, Executive Director of Serum, served on the Company’s Board of Directors from 2007 until his resignation on March 8, 2010.  Serum retains the right to appoint a representative to attend all meetings of the Company’s Board of Directors and all committees thereof as a nonvoting observer, and to receive copies of all notices, minutes, consents and other materials that the Company provides to its directors.  The appointed representative is subject to the Company’s consent, not to be unreasonably withheld, and will be required to enter into a non-disclosure agreement with the Company.  This right to an observer continues as long as Serum owns one of the following:  (i) at least 1,000,000 shares of Akorn, Inc. common stock of the 1,838,235 acquired on March 11, 2010; (ii) at least 1,000,000 unexercised Serum Warrants, or (iii) at least 1,000,000 shares purchased through exercise of the Serum Warrants.

In connection with the Serum Stock Purchase Agreement, on March 10, 2010 the Company entered into a Waiver and Consent with EJ Funds as lender under the Credit Agreement.  Under the Waiver and Consent, EJ Funds consented to the Serum Stock Purchase Agreement and waived compliance with certain of the Company’s covenants under the Credit Agreement with respect to the Serum Stock Purchase Agreement, the shares issued thereunder and the Serum Warrants that were granted.

On March 8, 2006, the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five-year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remained outstanding as of March 31, 2010. The total price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants, with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.

NOTE J — EARNINGS PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method. However, for the three-month period ended March 31, 2009, the assumed exercise of any of these securities would have been anti-dilutive.  Accordingly, the diluted loss per share equals the basic loss per share for that period.

Certain shares that are potentially dilutive in the future have been excluded from the diluted net income (loss) per share computation as they would have been anti-dilutive for the period. The number of such shares as of March 31, 2010 and March 31, 2009 subject to warrants was 2,914,000 and 1,965,000, respectively. The number of such shares as of March 31, 2010 and March 31, 2009 subject to stock options was 4,627,000 and 3,741,000, respectively.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) vested and unvested warrants that are in-the-money, and (iii) employee contributions under the Company’s Employee Stock Purchase Plan, which allows employees to acquire the Company’s common stock at a 15% discount.  A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	Three months ended March 31,
	2010	2009
Net income (loss)	$3,520	$(10,691)
Net income (loss) per share:
Basic	$0.04	$(0.12)
Diluted	$0.04	$(0.12)

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	90,446	90,104
Dilutive securities:
Stock option and stock purchase plans	286	—
Stock warrants	2,085	—
Total dilutive securities	2,371	—

Weighted average diluted shares outstanding	92,817	90,104

NOTE K — INDUSTRY SEGMENT INFORMATION

The Company classifies its operations into four business segments: ophthalmic, hospital drugs & injectables, biologics & vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. The biologics & vaccines segment marketed adult Tetanus Diphtheria (“Td”) and Flu vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.

The Company was party to an Exclusive Distribution Agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) dated as of March 22, 2007 (the “MBL Distribution Agreement”) for the distribution of MBL’s Tetanus-Diphtheria vaccine (“Td vaccine”).  The Company exited the biologics & vaccines segment upon termination of the MBL Distribution Agreement on March 14, 2010.  The Company had terminated distribution of Flu vaccines during 2009.  At this time, the Company does not expect to operate in the biologics & vaccines segment after March 31, 2010.

The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED MARCH 31,
	2010	2009
REVENUES
Ophthalmic	$6,335	$5,080
Hospital Drugs & Injectables	5,975	4,528
Biologics & Vaccines	5,181	10,698
Contract Services	3,029	1,734
Total revenues	$20,520	$22,040
GROSS PROFIT
Ophthalmic	$3,116	$1,008
Hospital Drugs & Injectables	2,224	884
Biologics & Vaccines	2,062	3,371
Contract Services	1,026	99
Total gross profit	8,428	5,362
Operating expenses	6,603	14,379
Operating profit (loss)	1,825	(9,017)
Other income (expense)	1,699	(1,672)
Income (loss) before income taxes	$3,524	$(10,689)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE L — COMMITMENTS AND CONTINGENCIES

Product Warranty Reserve

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

MBL Settlement Agreement

The Company was unable to make a payment of approximately $3,375,000 for Td vaccine products which was due to MBL by February 27, 2009 under the MBL Distribution Agreement. While the Company made a partial payment of $1,000,000 to MBL on March 13, 2009, it was unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009. Accordingly, the Company entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which the Company agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010 (the “Settlement Payments”). In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, the Company became obligated to provide MBL with a standby letter of credit (the “L/C”) to secure its obligation to pay amounts due to MBL, and the Company was released from its obligation to further purchase Td vaccine products from MBL upon providing MBL with such L/C. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement if the Company complied with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.

On April 15, 2009, the Company entered into a Settlement Agreement with MBL (the “MBL Settlement Agreement”) to elaborate the MBL Letter Agreement. The MBL Settlement Agreement provided that the Company would pay MBL the Settlement Payments according to a fixed payment schedule through June 30, 2010. The MBL Settlement Agreement provided that MBL could only draw on the L/C if: (i) the Company failed to make any Settlement Payment when due, (ii) any Settlement Payment made was set aside or otherwise required to be repaid by MBL, or (iii) the Company become the debtor in a bankruptcy or other insolvency proceeding begun before October 6, 2010 and no replacement letter of credit was issued prior to the expiration of the L/C.

Also on April 15, 2009, the Company entered into an amendment to the MBL Distribution Agreement with MBL (the “MBL Amendment”). The MBL Amendment modified the MBL Distribution Agreement to (among other things) eliminate the Company’s future minimum purchase requirements under the MBL Distribution Agreement.

On December 14, 2009, MBL delivered a 90-day notice of termination of the MBL Distribution Agreement.  Accordingly, the Company ceased distributing Td vaccine and exited the biologics & vaccines segment effective March 14, 2010.

As of March 31, 2010, the Company’s remaining commitment under the MBL Settlement Agreement was $1,500,000, due and payable by June 30, 2010.  The Company has made all scheduled payments to date under the MBL Settlement Agreement.

Reimbursement and Warrant Agreement with EJ Funds and the Kapoor Trust

On April 15, 2009, the Company also entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that we will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of our obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement.  Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that if funds are drawn against the L/C, we must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of our common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, was $1,502,000 as of March 31, 2010.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Operations.  As of March 31, 2010, the Company anticipates that approximately $2,683,000 will be due in the remainder of 2010 and in subsequent years under the terms of its existing strategic business agreements.

NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION

AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 64% and 67% of the Company’s gross revenues and 47% and 57% of net revenues for the three months ended March 31, 2010 and 2009, respectively.   They accounted for approximately 68% and 65% of the Company’s gross accounts receivable balance as of March 31, 2010 and 2009, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

For the three months ended March 31, 2010 and 2009, MBL (Td vaccine) accounted for 62% and 71% of the Company’s purchases, respectively.  The Company ceased distributing Td vaccines in March 2010 in conjunction with the termination of the MBL Distribution Agreement.

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

NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No, 2010-06 which amends ASC 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for transfers in or transfers out of Level 3.  These disclosures are required effective January 1, 2010.  Also, effective January 1, 2011, ASU No. 2010-06 requires a gross presentation of activities within the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  This updated standard does not significantly impact the Company’s consolidated financial statements.

NOTE O — UNCONSOLIDATED JOINT VENTURE

The Company and Strides Arcolab Limited (“Strides”) are each 50% investors in a joint venture, Akorn-Strides LLC (the “Joint Venture Company”), which produces and manufactures certain generic pharmaceutical products for sale in the United States.  To date, Strides has been responsible for developing and manufacturing the products, while the Company has been responsible for marketing and selling the products.  In order to supplement Strides’ manufacturing capabilities, the Company has applied for and received FDA approval to begin manufacturing one Joint Venture Company product in the Company’s Decatur, Illinois plant.   As of March 31, 2010, the Company has not yet recorded any sales of this product to the Joint Venture Company.  For its sales and marketing efforts, the Company earns revenue from the Joint Venture Company in the form of a fee calculated as a percentage of the Joint Venture Company’s monthly net sales revenue.

The Joint Venture Company launched its first commercialized product in the third quarter of 2008.  During the quarter ended March 31, 2010, the Joint Venture Company generated net revenue of $4,775,000, gross profit of $1,450,000 and net income of $928,000.  During the quarter ended March 31, 2009, the Joint Venture Company generated net revenue of $868,000, gross profit of $559,000 and net income of $120,000.  The Company’s 50% share of the Joint Venture Company’s net income was $464,000 and $60,000 for the quarters ended March 31, 2010 and 2009, respectively, and is reflected separately on the Company’s condensed consolidated statement of operations and statement of cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of Akorn or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding or financing to operate and grow our business;

•	Our ability to sustain positive relationships with our major distributors;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Operations and our segment reporting information for the quarters ended March 31, 2010 and 2009 (dollar amounts in thousands):

	Three months ended March 31,
	2010		2009
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenues:
Ophthalmic	$6,335	30.9%	$5,080	23.0%
Hospital drugs & injectables	5,975	29.1%	4,528	20.5%
Biologics & vaccines	5,181	25.2%	10,698	48.5%
Contract services	3,029	14.8%	1,734	8.0%
Total revenues	20,520	100.0%	22,040	100.0%
Gross profit:
Ophthalmic	3,116	15.2%	1,008	4.6%
Hospital drugs & injectables	2,224	10.8%	884	4.0%
Biologics & vaccines	2,062	10.1%	3,371	15.3%
Contract services	1,026	5.0%	99	0.4%
Total gross profit	8,428	41.1%	5,362	24.3%
Operating expenses:
Selling, general & administrative expenses	4,757	23.2%	6,997	31.7%
Supply agreement termination expense	—	0.0%	5,830	26.5%
Amortization & write-down of intangibles	414	2.0%	575	2.6%
Research and development expenses	1,432	7.0%	977	4.4%
Operating income (loss)	1,825	8.9%	(9,017)	-40.9%
Other income (expense)	1,695	8.3%	(1,674)	-7.6%
Net income (loss)	$3,520	17.2%	$(10,691)	-48.5%

Our consolidated revenues were $20,520,000 in the quarter ended March 31, 2010, a decrease of $1,520,000, or 6.9% compared to the same period in 2009.  This decline was primarily attributable to the biologics & vaccines segment, which generated revenue of $5,181,000 in the first quarter of 2010 compared to $10,698,000 in the first quarter of 2009, a decline of $5,517,000, or 51.6%.

Vaccine sales decreased by $5,517,000 primarily due to the wind-down of our distribution of Td vaccines related to the termination of the MBL Distribution Agreement in March 2010. Ophthalmic segment revenues increased 24.7%, or $1,255,000, due to revenue from new products, such as Ketorolac and Apraclonidine, combined with and an increase in sales volume of various existing products. Hospital drugs and injectables segment revenues increased 32.0% or $1,447,000 for the year, primarily due to increased sales of Ephedrine and the new product Hydralazine. Contract services revenues increased by 74.7%, or $1,295,000, mainly due to increased order volumes on ophthalmic contract products.

Consolidated gross profit was $8,428,000, or 41.1% of revenue, for the first quarter of 2010 as compared to a gross profit of $5,362,000, or 24.3% of revenue, in the corresponding prior year period.  These increases in gross profit and profit margin were due to a variety of factors, including favorable product mix, the launch of new, higher margin products in the second half of 2009, selected price increases, and higher utilization of our plant capacities.

Selling, general and administrative (“SG&A”) expenses decreased by $2,240,000 or 32.0%, during the quarter ended March 31, 2010 as compared to the same period in 2009 due to targeted cost reductions in compensation expense and professional services fees along with lower stock-based compensation expense.

In the first quarter of 2009, we recognized $5,830,000 in expense related to the settlement of our supply agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) which consisted of $4,750,000 in settlement payments, $1,051,000 in costs for warrants associated with a letter of credit guarantee for the $10,500,000 in total payments due MBL, and $29,000 in other related costs.

Research and development (“R&D”) expense increased $455,000 or 46.6% in the quarter, to $1,432,000 from $977,000 for the same period in 2009 due to additional development spending with our product development partners.

Amortization of deferred financing costs was $273,000 for the quarter ended March 31, 2010, a decline of $1,181,000 compared to the corresponding prior year quarter. In the first quarter of 2009, we expensed $1,454,000 in deferred financing costs upon the assignment of our Credit Agreement from GE Capital to EJ Funds.

In the quarter ended March 31, 2010, we recorded miscellaneous income of $1,798,000 related to the quarterly revaluation of outstanding warrants held by EJ Funds and the Kapoor Trust.  These warrants, which were issued in 2009, are adjusted to fair value on a quarterly basis.

For the quarter ended March 31, 2010, we recorded equity in earnings of our unconsolidated Joint Venture Company of $464,000, compared to $60,000 in the corresponding prior year quarter.  This increase was related to higher sales in the current year, resulting from the introduction of new products.

Net interest expense for the first quarter of 2010 was $290,000 versus net interest expense of $278,000 for the same period in 2009.

For the quarter ended March 31, 2010, the income tax provision was $4,000 versus income tax provision of $2,000 during the same period in 2009. This primarily relates to minimum state income tax assessments as our prior year net operating losses offset federal tax provision amounts.

We reported net income of $3,520,000 for the three months ended March 31, 2010, versus a net loss of $10,691,000 for the same period in 2009 mainly due to an improved sales mix driving higher gross profit and lower SG&A expense, along with the $1,798,000 non-cash income for the change in fair value of the warrants liability.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the quarter ended March 31, 2010, we generated $1,965,000 in cash from operations, primarily due to net income of $3,520,000 with higher sales plus non-cash depreciation, amortization and stock compensation expense totaling $1,603,000, partially offset by the $1,798,000 decrease in the warrant value and a $2,413,000 increase in trade receivables in line with sales increases over the fourth quarter 2009 level.  Investing activities generated a $455,000 decrease in cash flow mainly due to $1,185,000 used to purchase or upgrade property, plant and equipment, partially offset by $730,000 received as a partner distribution from the Joint Venture Company.  Financing activities used $436,000 in cash during the quarter.  The issuance of stock and warrants to Serum generated net proceeds of $2,469,000 which we used to pay off the $3,000,000 outstanding balance under our Credit Agreement.

During the quarter ended March 31, 2009, we used $1,532,000 in cash from operations, primarily due to a net loss of $10,691,000 and a $6,148,000 accounts receivable increase in line with higher sales, partially offset by a $3,993,000 increase in accounts payable and $4,750,000 in supply agreement termination liabilities associated with our Td vaccine supply agreement termination. In addition we had $1,454,000 in deferred financing cost write-offs along with non-cash depreciation, amortization, stock compensation and supply agreement termination expense totaling $3,551,000.

On March 11, 2010, we entered into an agreement to issue and sell 1,838,235 shares of our common stock to Serum Institute of India Ltd. (“Serum”) at a price of $1.36 per share, resulting in aggregate gross proceeds of $2,500,000 (the “Serum Stock Purchase Agreement”).  The purchase price represented a discount of 15% to the closing price of our common stock on March 5, 2010.  Additionally, the agreement granted Serum a warrant to purchase 1,404,494 shares of the Company’s common stock at an exercise price of $1.78 per share (the “Serum Warrants”).  The Serum Warrants become exercisable beginning on the fifth consecutive trading day that our common stock closes at $2.22 per share or above, and it expires 30 days after becoming exercisable or on March 10, 2013, whichever comes first.  There were no commissions paid in connection with this private placement.

As of March 31, 2010, we had $2,691,000 in cash and cash equivalents and no outstanding balance under our credit facility with EJ Funds.  The total loan commitment under our credit facility of $10,000,000 is available to us as of March 31, 2010.  There are no fees assessed on the unused portion of the Credit Facility.  We believe that operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

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

In connection with the Assignment, on April 13, 2009, we entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) provided an extended cure period until July 22, 2009 for any event, other than specified types of “material defaults” listed in the Modification Agreement, which could constitute an event of default under the Credit Agreement, unless that period is terminated earlier due to the occurrence of a material default or as otherwise provided in the Modification Agreement, (iii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly, (iv) granted a security interest in and lien upon all the collateral under the Credit Agreement to the Kapoor Trust as security for the Subordinated Note, and (v) required us, within 30 days after the date of the Modification Agreement, to enter into security similar to the corresponding security documents under the Credit Agreement for the Kapoor Trust’s interest in connection with the Subordinated Note. The Modification Agreement also granted EJ Funds the right to require us to nominate two directors to serve on our Board of Directors. The Kapoor Trust is entitled to require us to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, we agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

Pursuant to the Modification Agreement, on April 13, 2009, we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of our common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The fair value of the Modification Warrant, using a Black-Scholes valuation model, was $1,358,000 when the Modification Warrant was issued on April 13, 2009 and increased to $2,425,000 as of December 31, 2009.  As of March 31, 2010, the fair value decreased to $1,939,000.  The quarterly decrease in value of $486,000 was included as income in our condensed consolidated statement of operations.

On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on our Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. The Credit Facility is secured by our assets and is not subject to debt covenants until April 1, 2010. In connection with this loan commitment increase, we issued EJ Funds 1,650,806 warrants to purchase our common stock at an exercise price of $1.16, the closing price of our stock on August 14, 2009. The estimated fair value of these warrants, using a Black-Scholes valuation model, was $1,238,000 on August 17, 2009, and this amount was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility.  The fair value of this warrant to purchase 1,650,806 shares of our common stock increased from $1,238,000 on August 17, 2009 to $2,096,000 as of December 31, 2009.  As of March 31, 2010, the fair value decreased to $1,684,000.  The quarterly decrease in value of $412,000 was included as income in our consolidated statement of operations. Future increases or decreases in the fair value of these warrants will be recorded in a similar manner.

In 2008, we capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, we incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds, we expensed the total deferred financing costs of $1,454,000. In 2009, we capitalized $1,518,000 for the fair value of the Modification Warrant and other costs in association with the assignment of the Credit Facility. We are amortizing this balance on a straight-line basis over the remaining term of the Credit Facility.  The total expense recorded in the first quarter of 2010 for the amortization of this capitalized balance was $193,000.

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

The liability at March 31, 2010 for all outstanding warrants has been estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $1.00 to $1.02. The assumptions used in estimating the fair values at March 31, 2010 included expected life ranging from 4.0 to 4.4 years, expected volatility of 78%, dividend yield of 0%, and risk-free interest rate of 2.4%.

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

On August 17, 2009, we refinanced our $5,000,000 Subordinated Note payable to the Kapoor Trust. The principal amount of $5,000,000 has been increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note has been extended by an additional five years and is now due and payable on August 17, 2014. As part of this refinancing agreement, we issued the Kapoor Trust an additional 2,099,935 warrants to purchase our common stock at an exercise price of $1.16, the closing price of the our stock on August 14, 2009. The fair value of these warrants on August 17, 2009, using a Black-Scholes valuation model, was $1,575,000 and this amount, along with $28,000 in legal fees, was capitalized as deferred financing costs and is being amortized over the term of the subordinated debt.

The fair value of these warrants increased from $1,575,000 on August 17, 2009 to approximately $2,667,000 as of December 31, 2009.  During the quarter ended March 31, 2010, the fair value decreased by $525,000 to $2,142,000. The quarterly decrease in value of $525,000 was reflected as income in our condensed consolidated statement of operations.  Future increases or decreases in the fair value of these warrants will be recorded in a similar manner.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the application of the critical accounting policies since December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No, 2010-06 which amends ASC 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for transfers in or transfers out of Level 3.  These disclosures are required effective January 1, 2010.  Also, effective January 1, 2011, ASU No. 2010-06 requires a gross presentation of activities within the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  This updated standard does not significantly impact our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2010, all of our debt was at fixed rates.  Accordingly, none of our debt is currently subject to market risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the Interim CEO and CFO, has concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

In the fiscal quarter ended March 31, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 3, 2009, our former President and Chief Executive Officer, Arthur Przybyl, filed a demand for arbitration against the Company under his April 24, 2006 Executive Employment Agreement (the "Employment Agreement").  A copy of the Employment Agreement is Exhibit 10.1 to the Current Report on Form 8-K we filed with the SEC on April 28, 2006.  Mr. Przybyl initiated this arbitration with the Chicago, Illinois office of the American Arbitration Association under an arbitration provision in the Employment Agreement.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 16, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2010, the Company entered into an agreement to issue and sell 1,838,235 shares of the Company’s common stock to Serum at a price of $1.36 per share, resulting in aggregate proceeds of $2,500,000.  The purchase price represented a discount of 15% to the closing price of the Company’s common stock on March 5, 2010.  Additionally, the agreement granted Serum a warrant to purchase 1,404,494 shares of the Company’s common stock at an exercise price of $1.78 per share.  The warrant becomes exercisable beginning on the fifth consecutive trading day that the closing price of the Company’s common stock is at least $2.22 per share, and expires 30 days after it becomes exercisable or on March 10, 2013, whichever comes first.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Portions of the exhibits marked with a ( Ω ) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit
No.	Description
(4.1)	Warrant, dated March 10, 2010, granted by Akorn, Inc. to Serum Institute of India, Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 16, 2010.

(10.1)
Securities Purchase Agreement, dated March 10, 2010, between Akorn, Inc. and Serum Institute of India, Ltd., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 16, 2010.

(10.2)
Form of First Amendment to $10,000,000 Credit Facility, Amended and Restated Credit Agreement by and among Akorn, Inc. and Akorn (New Jersey), Inc., as Borrowers and EJ Funds, LP, as Lender, incorporated by reference to Exhibit 10.84 to Akorn, Inc.’s annual report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2010.

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
Chief Financial Officer

Date: May 10, 2010