Form 10-Q
period 2010-06-30
AKORN INC
filed 2010-08-09
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Yes ☐            No ☑

     At August 4, 2010 there were 93,740,062 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	JUNE 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,759	$1,617
Trade accounts receivable, net	12,130	9,225
Other receivable	62	833
Inventories	15,289	13,167
Prepaid expenses and other current assets	815	1,227
TOTAL CURRENT ASSETS	33,055	26,069
PROPERTY, PLANT AND EQUIPMENT, NET	31,322	31,473
OTHER LONG-TERM ASSETS
Intangibles, net	3,633	4,619
Deferred financing costs	3,254	3,800
Other	2,899	2,798
TOTAL OTHER LONG-TERM ASSETS	9,786	11,217
TOTAL ASSETS	$74,163	$68,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$4,067	$3,286
Accrued compensation	1,928	1,091
Accrued expenses and other liabilities	2,720	3,724
Revolving line of credit — related party	—	3,000
Warrants liability — related party	—	9,065
Supply agreement termination costs	—	1,500
TOTAL CURRENT LIABILITIES	8,715	21,666
LONG-TERM LIABILITIES
Lease incentive obligation	1,215	1,304
Product warranty liability	1,299	1,299
Subordinated debt — related party	5,853	5,853
TOTAL LONG-TERM LIABILITIES	8,367	8,456
TOTAL LIABILITIES	17,082	30,122
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 93,707,562 and 90,389,597 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	180,438	174,027
Warrants to acquire common stock	19,767	1,821
Accumulated deficit	(143,124)	(137,211)
TOTAL SHAREHOLDERS’ EQUITY	57,081	38,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,163	$68,759

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
Revenues	$20,185	$16,300	$40,705	$38,340
Cost of sales	10,322	14,633	22,414	31,311
GROSS PROFIT	9,863	1,667	18,291	7,029
Selling, general and administrative expenses	5,993	5,832	10,750	12,829
Supply agreement termination expenses	—	99	—	5,929
Amortization of intangibles	572	339	986	914
Research and development expenses	1,881	1,691	3,313	2,668
TOTAL OPERATING EXPENSES	8,446	7,961	15,049	22,340
OPERATING INCOME/(LOSS)	1,417	(6,294)	3,242	(15,311)
Interest expense, net	(234)	(376)	(524)	(654)
Write-off and amortization of deferred financing costs	(273)	(98)	(546)	(1,552)
Equity in earnings of unconsolidated joint venture	369	128	833	188
Change in fair value of warrants liability	(10,679)	(310)	(8,881)	(310)
LOSS BEFORE INCOME TAXES	(9,400)	(6,950)	(5,876)	(17,639)
Income tax provision	33	—	37	2
NET LOSS	$(9,433)	$(6,950)	$(5,913)	$(17,641)
NET LOSS PER SHARE:
BASIC	$(0.10)	$(0.08)	$(0.06)	$(0.20)
DILUTED	$(0.10)	$(0.08)	$(0.06)	$(0.20)
SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC	92,745	90,218	91,764	90,161
DILUTED	92,745	90,218	91,764	90,161

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 UNAUDITED
 (In Thousands)

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Six Months Ended June 30, 2010	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$(137,211)	$38,637
Net loss	—	—	—	(5,913)	(5,913)
Net proceeds from common stock and warrant offering	3,243	4,969	—	—	4,969
Reclassification of warrants from current liability to equity	—	—	17,946	—	17,946
Stock option exercises	11	18	—	—	18
Employee stock purchase plan issuances	47	119	—	—	119
Amortization of deferred compensation related to restricted stock awards	17	42	—	—	42
Stock-based compensation expense	—	1,263	—	—	1,263
BALANCES AT JUNE 30, 2010	93,708	$180,438	$19,767	$(143,124)	$57,081

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Six Months Ended June 30, 2009	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$(111,905)	$61,443
Net loss	—	—	—	(17,641)	(17,641)
Employee stock purchase plan issuances	73	90	—	—	90
Amortization of deferred compensation related to restricted stock awards	99	193	—	—	193
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	—	(47)	—	—	(47)
Stock-based compensation expense	—	1,050	—	—	1,050
BALANCES AT JUNE 30, 2009	90,245	$171,903	$2,731	$(129,546)	$45,088

See notes to condensed consolidated financial statements

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(5,913)	$(17,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,745	2,848
Write-off and amortization of deferred financing fees	546	1,552
Non-cash stock compensation expense	1,305	1,243
Non-cash supply agreement termination expense	—	1,051
Non-cash change in fair value of warrants liability	8,881	310
Equity in earnings of unconsolidated joint venture	(833)	(188)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,905)	(2,515)
Inventories	(2,122)	5,556
Prepaid expenses and other current assets	960	574
Supply agreement termination liabilities	(1,500)	4,750
Trade accounts payable	781	(3,556)
Accrued expenses and other liabilities	(256)	1,404
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,689	(4,612)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,611)	(642)
Purchase of product licensing rights	—	(250)
Distribution from unconsolidated joint venture	958	—
NET CASH USED IN INVESTING ACTIVITIES	(653)	(892)
FINANCING ACTIVITIES:
Loan origination fees	—	(1,313)
Repayments of (proceeds from) line of credit	(3,000)	5,509
Net proceeds from common stock and warrant offering	4,969	—
Proceeds under stock option and stock purchase plans	137	1,264
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,106	5,460
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,142	(44)
Cash and cash equivalents at beginning of period	1,617	1,063
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,759	$1,019
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$517	$227
Amount paid for income taxes	$96	$3

See notes to condensed consolidated financial statements

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — BUSINESS AND BASIS OF PRESENTATION

     Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals in various specialty areas as well as niche hospital drugs and injectable pharmaceuticals, including antidotes, anti-infectives, and controlled substances for pain management and anesthesia, among others.  The Company operates pharmaceutical manufacturing plants in Decatur, Illinois and Somerset, New Jersey, a central distribution warehouse in Gurnee, Illinois, a research and development facility in Skokie, Illinois and corporate offices in Lake Forest, Illinois.  The Company’s customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies  The Company is also a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which develops and manufactures injectable pharmaceutical products for sale in the United States.  The Company accounts for the Joint Venture Company using the equity method of accounting.  The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and Akorn (New Jersey) Inc. Intercompany transactions and balances have been eliminated in consolidation.

     Basis of Presentation: These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed March 16, 2010.

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

     Chargebacks: The Company enters into contractual agreements with certain third parties such as hospitals and group purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy products from the Company and subsequently sell them to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. The Company reduces the chargeback allowance when it processes a request for a chargeback from a wholesaler. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s expense provision for chargebacks is recorded at the time when sales revenues are recognized.

     Management obtains periodic wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses the established percentage estimate until historical and current trends indicate that a revision should be made.  The Company used an estimate of 97% during the six months ended June 30, 2010 and 95% during the six months ended June 30, 2009.

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

     Income taxes:  Due to uncertainty in the ability of the Company to realize deferred tax assets, a valuation allowance has been recorded for the net deferred income tax assets.  The tax expense in the condensed consolidated statements of operations primarily relates to state tax assessments and AMT federal tax.  The Company’s federal taxable income in the current year quarter was offset by large net operating loss carry-forwards that had been fully reserved, limiting its federal tax expense to AMT.

Warrants liability – related party: The Company issued various warrants during 2009 to entities controlled by John N. Kapoor, Ph.D., the Chairman of the Company’s Board of Directors (the “Kapoor Warrants”).  The Company classified the fair value of these warrants as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). This classification was made as a result of the requirement that the shares to be issued upon exercise of the Kapoor Warrants be registered shares, which could not be absolutely assured.  The Kapoor Warrants were adjusted to fair value at the end of each quarter through Black-Scholes calculations which considered changes in the market price of the Company’s common stock, the remaining contractual life of the Kapoor Warrants, and other factors.  Any change in the fair value of the Kapoor Warrants was recorded as income or expense on the Company’s consolidated statement of operations for the applicable period.

ASC 820, Fair Value Measurement and Disclosures, establishes the fair value hierarchy that combines fair value measurement inputs into three classifications: Level 1, Level 2, or Level 3.  Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The fair values of the warrants were considered Level 3 inputs.  There were no transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy and no purchases, sales, issuances or settlements of Level 3 assets or liabilities from December 31, 2009 until June 28, 2010.

On June 28, 2010, the Company and Dr. Kapoor entered into an Amended and Restated Registration Rights Agreement (the “Amended Agreement”) which modified certain terms related to the Company’s obligation to obtain and maintain registration of any shares issued pursuant to exercise of the Kapoor Warrants.  The Amended Agreement still requires the Company to use “commercially reasonable efforts” to file a registration statement pursuant to Rule 415 of the Securities Act of 1933 (“Registration Statement”) for any shares of common stock that may be issued under the applicable warrant agreements, and to maintain the continuous effectiveness of such Registration Statement until the earliest of: (i) the date no shares of the Company’s common stock qualify as registrable securities, (ii) the date on which all of the registrable securities may be sold in a single transaction by the holder to the public pursuant to Rule 144 or similar rule, or (iii) the date upon which the John N. Kapoor Trust Dated September 20, 1989 (the “Kapoor Trust”) and EJ Funds, LP (“EJ Funds”) have transferred all of the registrable securities.  However, the Registration Rights Agreement has been amended to explicitly state that in the event the Company, after using its good faith commercially reasonable efforts, is not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants will be deemed acceptable and a net cash settlement will not be required. The Amended Agreement further provides that the term “commercially reasonable efforts” in such instance shall not mean an absolute obligation of the Company to obtain and maintain registration.

On June 28, 2010, as a result of the changes effected through the Amended Agreement, the Company changed its accounting treatment of the Kapoor Warrants.  As of that date, the Kapoor Warrants are no longer classified as a current liability with periodic adjustments to fair value and instead are treated as a component of shareholders’ equity in accordance with ASC 815-40.  The change in fair value of the warrants from March 31, 2010 to June 28, 2010 of $10,679,000 was recorded as a non-operating expense in the Company’s condensed consolidated statement of operations for the quarter ended June 30, 2010.  The Kapoor Warrants’ fair value of $17,946,000, as of June 28, 2010, was then reclassified from a current liability to a component of shareholders’ equity.  No further fair value adjustment is required beyond that date.

The liability at June 28, 2010 for the Kapoor Warrants was estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $2.49 to $2.50.  For the quarter and six months ended June 30, 2010, the Company recorded non-operating expenses of $10,679,000 and $8,881,000, respectively, related to the change in fair value of these warrants through June 28, 2010.  The expenses are listed under the caption “Change in fair value of warrants liability” in the Company’s condensed consolidated statements of operations for the quarter and six months ended June 30, 2010.

The expected volatility of the Kapoor Warrants was based on the historical volatility of the Company’s common stock. The expected life assumption was based on the remaining life of the Kapoor Warrants. The risk-free interest rate for the expected term of the Kapoor Warrants was based on the average market rate on U.S. treasury securities in effect during the current quarter. The dividend yield reflected historical experience as well as future expectations over the expected term of the Kapoor Warrants.

The assumptions used in estimating the fair value of the Kapoor Warrants at June 28, 2010 and December 31, 2009 were as follows:

	June 28, 2010	December 31, 2009
Expected Volatility	79.7%	79.5%
Expected Life (in years)	3.8 – 4.1	4.3 – 4.6
Risk-free interest rate	1.8%	2.3%
Dividend yield	—	—

The following table summarizes the terms of the Kapoor Warrants:

		# of	Exercise Price per Share	Fair Values
Granted To:	Warrant Identification	Warrants Granted		December 31, 2009	March 31, 2010	June 28, 2010

EJ Funds	Modification Warrant	1,939,639	$ 1.11	$2,425,000	$1,939,000	$4,829,000
Kapoor Trust	Reimbursement Warrant	1,501,933	$ 1.11	1,877,000	1,502,000	3,740,000
EJ Funds	Restatement Warrants 1	1,650,806	$ 1.16	2,096,000	1,684,000	4,127,000
Kapoor Trust	Subordinated Note Warrants 2	2,099,935	$ 1.16	2,667,000	2,142,000	5,250,000
		7,192,313		$9,065,000	$7,267,000	$17,946,000

1
Restatement Warrants refers to warrants granted to EJ Funds in connection with modification to the credit agreement originally entered into between the Company and General Electric Credit Corporation (“GE Capital”) on January 7, 2009 and subsequently assigned from GE Capital to EJ Funds on March 31, 2009 (the “Credit Agreement”) to increase the total loan commitment under the Credit Agreement from $5,650,000 to $10,000,000.

2
Subordinated Note Warrants refers to warrants granted to the Kapoor Trust on August 17, 2009 in connection with refinancing the subordinated note for $5,000,000 issued on July 28, 2008 (the “Subordinated Note”) to extend its term for an additional five years and increase the principal from $5,000,000 to $5,853,267 to include accrued interest through the refinancing date, August 17, 2009.

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

     The Company recorded stock-based compensation expense related to options of $994,000 and $1,263,000 during the three and six months ended June 30, 2010, respectively.  In the prior year, the Company recorded stock-based compensation of $255,000 and $1,050,000 during the respective three and six month periods ended June 30, 2009. The Company uses the single-award method for allocating compensation cost to each period.

     The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended June 30, 2010 and 2009, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JUNE 30, 2010	JUNE 30, 2009

Expected volatility	80%	80%
Expected life (in years)	3.9	3.9
Risk-free interest rate	2.0%	2.2%
Dividend yield	—	—
Fair value per stock option	$1.53	$0.56
Forfeiture rate	8%	13%

     The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the six months ended June 30, 2010:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,157	$ 1.49	4.58	$2,140,500
Granted	2,935	2.25
Exercised	(11)	1.60
Forfeited	(143)	3.96
Outstanding at June 30, 2010	7,938	$ 1.72	4.33	$10,072,000
Exercisable at June 30, 2010	1,499	$ 1.57	3.79	$2,263,000

     The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. During the six months ended June 30, 2010, the Company received cash of $18,000 from stock option exercises and may realize tax deductions of up to $14,000 related to these exercises.

     The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued based on the closing market price of the Company’s common stock on the date of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant any restricted stock awards during the six months ended June 30, 2010.  As of June 30, 2010, the total amount of unrecognized compensation expense related to non-vested restricted stock awards was $44,000. The Company recorded compensation expense of $10,000 and $42,000 during the three and six months ended June 30, 2010 related to outstanding restricted stock awards.  In the prior year, the company recorded compensation expense of $33,000 and $193,000 during the three and six months ended June 30, 2009 related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity during the six months ended June 30, 2010:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2009	108	$2.73
Granted	—	—
Forfeited	(55)	2.43
Vested	(13)	7.34
Non-vested at June 30, 2010	40	$1.70

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

     Net trade accounts receivable consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2010	2009
Gross accounts receivable	$18,942	$15,991
Less:
Chargeback and rebates reserves	(2,697)	(3,234)
Returns reserve	(3,749)	(3,192)
Discount and allowances reserve	(358)	(336)
Allowance for doubtful accounts	(8)	(4)
Net trade accounts receivable	$12,130	$9,225

     For the three months ended June 30, 2010 and 2009, the Company recorded chargeback and rebate expense of $12,625,000 and $6,350,000, respectively.  During the six months ended June 30, 2010 and 2009, the Company recorded chargeback and rebate expense of $22,231,000 and $13,940,000, respectively.  The current year expenses exceeded the prior year expenses primarily due to increased sales in the Ophthalmic and Hospital Drugs & Injectables segments where the chargeback is a higher proportion of gross sales as compared to the Biologics & Vaccines products segment.

     For the three month periods ended June 30, 2010 and 2009, the Company recorded provisions for product returns of $847,000 and $2,788,000, respectively.  For the six months ended June 30, 2010 and 2009, the Company recorded provisions for product returns of $1,397,000 and $3,320,000, respectively.  The provision for product returns during the three and six month periods ended June 30, 2009 were higher than the corresponding current year figures due in part to an additional provision of $863,000 related to the Company’s Akten® ophthalmic solution product and $242,000 in additional returns recorded in 2009 for a product recall on the Company’s Cyanide Antidote Kits due to a recall on a third party syringe that was included in the kit.

     For the three month periods ended June 30, 2010 and 2009, the Company recorded provisions for cash discounts of $519,000 and $358,000, respectively.  For the six months ended June 30, 2010 and 2009, the Company recorded provisions for cash discounts of $977,000 and $867,000, respectively.

NOTE F — INVENTORIES

     The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2010	2009
Finished goods	$4,327	$4,229
Work in process	2,718	1,887
Raw materials and supplies	8,244	7,051
	$15,289	$13,167

     The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at June 30, 2010 and December 31, 2009 was reported net of these reserves of $1,486,000 and $1,780,000, respectively, primarily related to finished goods.

     At June 30, 2010, the Company’s inventory balances included $1,771,000 related to products which have not yet received approval from the U.S. Food and Drug Administration (“FDA”).  However, the Company believes that FDA approval is probable and that it will be able to fully realize the costs of this inventory.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2010	2009
Land	$396	$396
Buildings and leasehold improvements	20,071	20,070
Furniture and equipment	47,124	46,854
Sub-total	67,591	67,320
Accumulated depreciation	(37,887)	(36,171)
	29,704	31,149

Construction in progress	1,618	324
Property, plant and equipment, net	$31,322	$31,473

NOTE H — FINANCING ARRANGEMENTS

Subordinated Note Payable

     On July 28, 2008, the Company borrowed $5,000,000 from the Kapoor Trust, the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust the Subordinated Note. The Subordinated Note accrued interest at a rate of 15% per year and was due and payable on July 28, 2009.

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

     During the quarter ended June 30, 2010, the fair value of these warrants increased by $3,108,000, from $2,142,000 on March 31, 2010 to $5,250,000 on June 28, 2010, the date the Amended Agreement was put in place.  The Amended Agreement removed net cash settlement as an option in the event that the Company would not be able to obtain or maintain registration of shares issued upon exercise of the Kapoor Warrants.  This increase in fair value was recorded as a non-operating expense in the Company’s condensed consolidated statement of operations.

Credit Facility

     On January 7, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with GE Capital as agent for several financial institutions (the “Lenders”) to replace its previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the Credit Agreement was subsequently assigned to EJ Funds, LP.)  Pursuant to the Credit Agreement, the Lenders agreed to extend loans to the Company under a revolving credit facility (including a letter of credit subfacility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”) through January 6, 2013. At the Company’s election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the base rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, the Company was to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, the Company’s obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.

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

     On March 31, 2009, the Company consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds which transferred all of GE Capital’s rights and obligations under the Credit Agreement to EJ Funds. Pursuant to the Assignment, EJ Funds became the agent and lender under the Credit Agreement. Accordingly, GE is no longer the Company’s lender. Dr. Kapoor, Chairman of the Company’s Board of Directors, is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.

     In connection with the Assignment, on April 13, 2009, the Company entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) provided an extended cure period until July 22, 2009 for any event, other than specified types of “material defaults” listed in the Modification Agreement, which could constitute an event of default under the Credit Agreement, unless that period is terminated earlier due to the occurrence of a material default or as otherwise provided in the Modification Agreement, (iii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly, (iv) granted a security interest in and lien upon all the collateral under the Credit Agreement to the Kapoor Trust as security for the Subordinated Note, and (v) required the Company, within 30 days after the date of the Modification Agreement, to enter into security documents consisting of a security agreement and mortgages (if requested by the Kapoor Trust) in form and substance substantially similar to the corresponding security documents under the Credit Agreement for the Kapoor Trust’s interest in connection with the Subordinated Note. The Modification Agreement also granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require the Company to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, the Company agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

     Pursuant to the Modification Agreement, on April 13, 2009, the Company granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, the Company has the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of its common stock for each $1,000,000 of converted debt. The exercise price of the additional warrants would also be $1.11 per share.   The fair value of the Modification Warrant increased by $2,890,000, from a fair value of $1,939,000 at March 31, 2010 to $4,829,000 as of June 28, 2010.  This increase in the fair value of the warrants liability was recorded as a non-operating expense in the Company’s condensed consolidated statement of operations.

     In 2008, the Company capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, the Company incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds on March 31, 2009, the Company expensed the total deferred financing costs of $1,454,000. In 2009, the Company capitalized $1,358,000 for the fair value of the Modification Warrant and $153,000 for other costs in association with the assignment of the Credit Facility. The Company is amortizing the fees associated with the Credit Facility assignment on a straight-line basis over the remaining term of the Credit Facility.

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

     In connection with the August 17, 2009 agreement that increased the loan commitment under the Credit Facility, the Company issued to EJ Funds 1,650,806 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing market price of the Company’s stock on August 14, 2009 (the “Restatement Warrants”). The estimated fair value of the Restatement Warrants, using a Black-Scholes valuation model, was $1,238,000 on date of grant.  This amount plus $7,000 in other associated costs was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility.

     The Restatement Warrants were revalued quarterly using the Black-Scholes pricing model, from issuance date until June 28, 2010, the date the Company entered into the Amended Agreement which removed net cash settlement as on option in the event that registration could not be obtained or maintained for any shares issued upon exercise of the warrants.  Upon entering into the Amended Agreement, the Company reclassified the fair value of the warrants from a current liability to a component of shareholders’ equity.  The fair value of the Restatement Warrants increased from $1,684,000 at March 31, 2010 to $4,127,000 at June 28, 2010.  This $2,443,000 increase in fair value was recorded as a non-operating expense in the Company’s condensed consolidated statement of operations for the quarter ended June 30, 2010.

NOTE I — COMMON STOCK ISSUANCE

     On March 11, 2010, the Company entered into an agreement to issue and sell 1,838,235 shares of the Company’s common stock to Serum Institute of India Ltd. (“Serum”) at a price of $1.36 per share, resulting in aggregate proceeds of $2,500,000 (the “Serum Stock Purchase Agreement”).  The purchase price represented a discount of 15% to the closing price of the Company’s common stock on March 5, 2010.  As part of the Serum Stock Purchase Agreement, Serum was granted a warrant to purchase 1,404,494 shares of the Company’s common stock at an exercise price of $1.78 per share (the “Serum Warrants”).  The net proceeds, after payment of $31,000 in expenses, were allocated based on the relative fair market values of the common stock and warrants, with $2,060,000 allocated to the common stock and $409,000 allocated to the warrants.  There were no commissions paid in connection with this private placement.

     The Serum Warrants were to become exercisable beginning on the fifth consecutive trading day that the Company’s common stock closed at $2.22 per share or above, and were to expire upon the earlier of 30 days after becoming exercisable or on March 10, 2013.  The Serum Warrants became exercisable on May 10, 2010 and were exercised by Serum on May 24, 2010 upon delivery of the $2,500,000 cash purchase price to the Company.

     The initial 1,838,235 common shares issued to Serum and the subsequent 1,404,494 shares issued upon exercise of the Serum Warrants are restricted securities (the “Restricted Securities”).  Serum has agreed that it will not sell, dispose of or otherwise deal in the Restricted Securities for 180 days from date of purchase.  If at any time during which the Restricted Securities may be sold without restriction pursuant to SEC Rule 144, the Company fails to satisfy the current public information requirement under SEC Rule 144(c), then the Company shall pay to Serum cash in an amount equal to 1.0% of the aggregate purchase price of the Restricted Securities per month for each month until such failure is cured, up to a maximum liability of 6.0% of the total purchase price.  Serum’s right to receive such cash payment would be subordinated to obligations under the Credit Facility.

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

On March 8, 2006, the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five-year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remained outstanding as of June 30, 2010. The total price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants, with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.

NOTE J — EARNINGS PER COMMON SHARE

Basic net loss per common share is based upon the weighted average common shares outstanding during the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method. However, for the three and six-month periods ended June 30, 2010 and 2009, the assumed exercise of any of these securities would have been anti-dilutive.  Accordingly, the diluted loss per share equals the basic loss per share for these periods.

Certain shares that are potentially dilutive in the future have been excluded from the diluted net loss per share computation as they would have been anti-dilutive for the period.  The number of such shares subject to warrants as of June 30, 2010 and June 30, 2009 was 8,701,000 and 5,406,000, respectively.  The number of such shares subject to options as of June 30, 2010 and June 30, 2009 was 7,938,000 and 3,410,000, respectively.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
Net loss	$ (9,433)	$ (6,950)	$ (5,913)	$ (17,641)
Net loss per share:
Basic	$ (0.10)	$ (0.08)	$ (0.06)	$ (0.20)
Diluted	$ (0.10)	$ (0.08)	$ (0.06)	$ (0.20)

Shares used in computing net loss per share:
Weighted average basic shares outstanding	92,745	90,218	91,764	90,161
Dilutive securities:
Stock option and stock purchase plans	—	—	—	—
Stock warrants	—	—	—	—
Total dilutive securities	—	—	—	—

Weighted average diluted shares outstanding	92,745	90,218	91,764	90,161

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

    The Company was party to an Exclusive Distribution Agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) dated as of March 22, 2007 (the “MBL Distribution Agreement”) for the distribution of MBL’s Tetanus-Diphtheria vaccine (“Td vaccine”).  The Company exited the biologics & vaccines segment upon termination of the MBL Distribution Agreement on March 14, 2010.  The Company had terminated distribution of Flu vaccines during 2009.  The Company currently does not anticipate operating in this segment in the foreseeable future.

    The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

Selected financial information by industry segment is presented below (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
REVENUES
Ophthalmic	$8,635	$2,984	$14,970	$8,064
Hospital Drugs & Injectables	7,145	3,306	13,120	7,834
Biologics & Vaccines	—	7,831	5,181	18,529
Contract Services	4,405	2,179	7,434	3,913
Total revenues	$20,185	$16,300	$40,705	$38,340

GROSS PROFIT
Ophthalmic	$5,021	$(457)	$8,137	$551
Hospital Drugs & Injectables	3,163	226	5,387	1,110
Biologics & Vaccines	—	1,661	2,062	5,032
Contract Services	1,679	237	2,705	336
Total gross profit	9,863	1,667	18,291	7,029
Operating expenses	8,446	7,961	15,049	22,340
Operating profit (loss)	1,417	(6,294)	3,242	(15,311)
Other expense	(10,817)	(656)	(9,118)	(2,328)
Loss before income taxes	$(9,400)	$(6,950)	$(5,876)	$(17,639)

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

On April 15, 2009, the Company entered into a Settlement Agreement with MBL (the “MBL Settlement Agreement”) to elaborate upon the MBL Letter Agreement. The MBL Settlement Agreement provided that the Company would pay MBL the Settlement Payments according to a fixed payment schedule through June 30, 2010. The MBL Settlement Agreement provided that MBL could only draw on the L/C if: (i) the Company failed to make any Settlement Payment when due, (ii) any Settlement Payment made was set aside or otherwise required to be repaid by MBL, or (iii) the Company become the debtor in a bankruptcy or other insolvency proceeding begun before October 6, 2010 and no replacement letter of credit was issued prior to the expiration of the L/C.

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

During the quarter ended June 30, 2010, the Company made its final scheduled payment of $1,500,000 due in accordance with the terms of the MBL Settlement Agreement.  The Company has no further financial obligation to MBL.

Arthur Przybyl Arbitration

On April 3, 2009, the Company’s former President and Chief Executive Officer, Arthur Przybyl, filed a demand for arbitration against the Company under his April 24, 2006 Executive Employment Agreement (the "Employment Agreement").  Mr. Przybyl initiated this arbitration with the Chicago, Illinois office of the American Arbitration Association under an arbitration provision in the Employment Agreement.

In his arbitration demand, Mr. Przybyl seeks severance and related benefits that would have been payable under the Employment Agreement were Mr. Przybyl terminated without cause and had he met additional requirements.  Mr. Przybyl’s arbitration demand states that he seeks more than $1,250,000.  In the Company’s response to Mr. Przybyl’s claim that it filed in the arbitration, the Company asserted counterclaims against Mr. Przybyl for (among other things) breach of contract and breach of fiduciary duty.  The Company seeks affirmative monetary relief under its counterclaims.  The arbitration hearing is scheduled to proceed in November 2010.

Reimbursement and Warrant Agreement with EJ Funds and the Kapoor Trust

On April 15, 2009, the Company entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Per terms contained in the MBL agreements, provided that no bankruptcy, receivership or other similar proceeding is filed by or against the Company within 95 days following date the Company submits its final payment under the MBL Settlement Agreement, the L/C requirement will expire 95 days after such final payment occurs.  The Company submitted its final payment under the MBL Settlement Agreement on June 1, 2010.  Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provides, among other things, that we will reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of our obligations under the Reimbursement Agreement will also be considered secured obligations under the Credit Agreement.  Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provides that if funds are drawn against the L/C, we must issue the Kapoor Trust additional warrants, at that same price of $1.11 per share, to purchase 200,258 shares of our common stock per $1,000,000 drawn on the L/C. The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, was $3,740,000 as of June 28, 2010, an increase of $2,238,000 from the value on March 31, 2010.  On June 28, 2010, the Kapoor Trust and the Company entered into an Amended Agreement which provides that in the event the Company, after using its good faith commercially reasonable efforts, is not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants (including the Reimbursement Warrant) will be deemed acceptable and a net cash settlement will not be required.  Upon entering into the Amended Agreement, the Company reclassified the June 28, 2010 fair value of the warrants from a current liability to a component of shareholders’ equity.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s condensed consolidated statement of operations.  As of June 30, 2010, the Company anticipates that approximately $2,763,000 will be due in the remainder of 2010 and in subsequent years under the terms of its existing strategic business agreements.

NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION

     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all wholesale distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 67% and 59% of the Company’s gross revenues and 46% and 54% of net revenues for the three months ended June 30, 2010 and 2009, respectively.   These customers accounted for 65% and 63% of the Company’s gross revenues and 47% and 56% of net revenues for the six months ended June 30, 2010 and 2009, respectively.  They also accounted for approximately 71% of the Company’s gross accounts receivable balance as of both June 30, 2010 and December 31, 2009. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

     One supplier, MBL, accounted for 27% and 58% of the Company’s purchases during the six month periods ended June 30, 2010 and 2009, respectively.  MBL had been the sole supplier of Td vaccine distributed by the Company pursuant to terms of the MBL Distribution Agreement.  This agreement terminated on March 14, 2010.  The Company did not purchase any Td vaccine from MBL during the quarter ended June 30, 2010 and does not anticipate any future purchases of vaccine products from MBL.  No supplier accounted for more than 10% of the Company's purchases for the quarter ended June 30, 2010. In the prior year quarter ended June 30, 2009, Alcan Global Pharma Packaging, Colbert Packaging Corporation, Intrapac Corporation and Interchem Corporation accounted for 13%, 14%, 14% and 15% of the Company's purchases, respectively.

     The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s Abbreviated New Drug Applications (“ANDAs”) and New Drug Applications, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

NOTE O — UNCONSOLIDATED JOINT VENTURE

     The Company and Strides Arcolab Limited (“Strides”) are each 50% investors in the Joint Venture Company, which produces and manufactures certain generic pharmaceutical products for sale in the United States.  The Joint Venture Company launched its first commercialized product in the third quarter of 2008.  Historically, Strides has been responsible for developing and manufacturing the products, while the Company has been responsible for marketing and selling the products.  As compensation for its marketing and sales efforts, the Company receives a fee calculated as a percentage of the Joint Venture Company’s eligible monthly net sales.  In order to supplement Strides’ manufacturing capabilities, the Company began manufacturing one Joint Venture Company product in the Company’s Decatur, Illinois plant during the quarter ended June 30, 2010. The Company recorded revenue of $355,000 in the quarter ended June 30, 2010 from the sale of this product to the Joint Venture Company.

During the quarter ended June 30, 2010, the Joint Venture Company generated net revenue of $3,368,000, gross profit of $987,000 and net income of $738,000.  During the corresponding prior year quarter ended June 30, 2009, the Joint Venture Company recorded net revenue of $1,895,000, gross profit of $401,000 and net income of $256,000.  For the six month period ended June 30, 2010, the Joint Venture Company recorded net revenue of $8,143,000, gross profit of $2,437,000, and net income of $1,666,000.  For the prior year six month period ended June 30, 2009, the Joint Venture Company recorded revenue of $2,763,000, gross profit of $960,000 and net income of $376,000.

     The Company records its 50% share of the Joint Venture Company’s net income under separate captions within the Company’s condensed consolidated statement of operations and statements of cash flows.  For the quarters ended June 30, 2010 and 2009, the Company recorded income of $369,000 and $128,000, respectively, related to its 50% share of the Joint Venture Company’s net income.  During the six month periods ended June 30, 2010 and 2009, the Company recorded net income of $833,000 and $188,000, respectively, related to its shares of the Joint Venture Company’s net income.

     During the quarter and six months ended June 30, 2010, the Joint Venture Company completed cash distributions of $228,000 and $958,000, respectively, to each partner.  No distributions were made prior to 2010.

NOTE P — SUBSEQUENT EVENT

     On July 27, 2010 the Company, through its wholly-owned subsidiary, Akorn (New Jersey), Inc., an Illinois corporation, signed a new, seven-year lease with Veronica Development Associates, a New Jersey general partnership, for the Company’s existing 50,000 square foot manufacturing facility in Somerset, New Jersey.  The new lease commenced on August 1, 2010 and continues through July 31, 2017.  Base rent is initially set at approximately $38,800 per month, subject to periodic cost of living adjustment.  In addition to base rent, the Company will pay monthly its proportionate share of estimated property taxes, assessments and maintenance costs, which currently sum to approximately $12,400 per month.  The lease allows the Company the option of renewing for up to four additional five-year periods upon providing written notice of its intention to renew at least six months prior to termination of the original lease or any renewal period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or expectations of Akorn or its management are not guarantees of future performance. These statements involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding or financing to operate and grow our business;

•	Our ability to sustain positive relationships with our major customers;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to comply with all of the requirements of the FDA, including current Good Manufacturing Practices regulations;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Operations and our segment reporting information for the quarters and six-month periods ended June 30, 2010 and 2009 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Ophthalmic	$8,635	42.8%	$2,984	18.3%	$14,970	36.8%	$8,064	21.0%
Hospital drugs & injectables	7,145	35.4%	3,306	20.3%	13,120	32.2%	7,834	20.5%
Biologics & vaccines	—	—%	7,831	48.0%	5,181	12.7%	18,529	48.3%
Contract services	4,405	21.8%	2,179	13.4%	7,434	18.3%	3,913	10.2%
Total revenues	20,185	100.0%	16,300	100.0%	40,705	100.0%	38,340	100.0%
Gross profit:
Ophthalmic	5,021	24.9%	(457)	(2.8%)	8,137	20.0%	551	1.4%
Hospital drugs & injectables	3,163	15.7%	226	1.3%	5,387	13.2%	1,110	2.9%
Biologics & vaccines	—	—%	1,661	10.2%	2,062	5.1%	5,032	13.1%
Contract services	1,679	8.3%	237	1.5%	2,705	6.6%	336	0.9%
Total gross profit	9,863	48.9%	1,667	10.2%	18,291	44.9%	7,029	18.3%
Operating expenses:
SG&A expenses	5,993	29.7%	5,832	35.8%	10,750	26.4%	12,829	33.4%
Supply agreement termination expense	—	—%	99	0.6%	—	—%	5,929	15.5%
Amortization & write-down of intangible assets	572	2.9%	339	2.1%	986	2.4%	914	2.4%
R&D expenses	1,881	9.3%	1,691	10.3%	3,313	8.1%	2,668	6.9%
Operating income (loss)	$1,417	7.0%	$(6,294)	(38.6%)	$3,242	8.0%	$(15,311)	(39.9%)
Other expense, net	(10,817)	(53.6%)	(656)	(4.0%)	(9,118)	(22.4%)	(2,328)	(6.1%)
Income tax provision	33	0.1%	—	—%	37	0.1%	2	0.0%
Net loss	$(9,433)	(46.7%)	$(6,950)	(42.6%)	$(5,913)	(14.5%)	$(17,641)	(46.0%)

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

     Our consolidated revenue was $20,185,000 for the quarter ended June 30, 2010, representing an increase of $3,885,000, or 23.8%, compared to the prior year quarter ended June 30, 2009.  Revenue increased by more than 100% across each of the ophthalmic, hospital drugs & injectables, and contract services segments, more than offsetting the decline of $7,831,000 related to our exit from the biologics & vaccines segment.  Ophthalmic segment revenues were $8,635,000 in the quarter, an increase of $5,651,000, or 189.4%, over the corresponding prior year quarter.  This increase was due to a combination of sales from new products and increased volume and selected unit price increases from our existing products.  Also, ophthalmic segment revenue in the prior year quarter was reduced in part due to a product returns provision of $863,000 recorded for our Akten® ophthalmic solution and other products.  Hospital drugs & injectables revenues were $7,145,000 for the quarter, representing an increase of $3,839,000, or 116.1%, over the prior year quarter.  This increase was due to sales of new products, along with increased sales from our existing products. In the prior year quarter, we recorded an incremental returns reserve of $242,000 for a recall of our cyanide antidote kits due to the recall of a supplier’s syringe that was included in the kit.  Contract services revenue was $4,405,000 in the quarter ended June 30, 2010, representing an increase of $2,226,000, or 102.2%, over the corresponding prior year period due to a combination of new contracts and higher volume overall on our existing product contracts.  Also contributing to the increase was our commencement of sales of one injectable product to the Joint Venture Company during the quarter ended June 30, 2010.

     We exited the biologics & vaccines segment in the quarter ended March 31, 2010 and reported no revenue in this segment during the quarter ended June 30, 2010.  In the prior year, we recorded revenue of $7,831,000, primarily related to our distribution of Td vaccines under the MBL Distribution Agreement.  That agreement terminated on March 14, 2010 and we exited the biologics & vaccines segment at that time.

     Consolidated gross profit for the quarter ended June 30, 2010 was $9,863,000, or 48.9% of revenue, compared to $1,667,000, or 10.2% of revenue, in the corresponding prior year quarter.  Among the factors contributing to these increases were revenue growth from our introduction of higher gross margin new products, increased sales and selected price increases for existing products and better utilization of our plant manufacturing capacity.  Also, the current year quarter did not include any significant negative revenue adjustments similar to the incremental provisions of $863,000 for returns of Akten® and other ophthalmic products and $242,000 for the recall of our Cyanide Antidote Kits which we recorded in the prior year quarter.

     Selling, general and administrative (“SG&A”) expenses were $5,993,000 in the quarter ended June 30, 2010, representing an increase of $161,000, or 2.8%, over the corresponding prior year quarter.  Restructuring and cost containment efforts that were started late in 2009 resulted in declines in many expense categories.  However, a $716,000 increase in stock-based compensation in the quarter ended June 30, 2010 over the prior year quarter resulted in an overall increase in selling, general and administrative expenses in the current year period.

     Supply agreement termination expenses were related to the settlement of our supply agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”), whose Td vaccines we had previously distributed.  In the quarter ended June 30, 2009, we recorded $99,000 of expense, incremental to the $5,830,000 we recorded in the preceding quarter.  We incurred no supply agreement termination expenses in the quarter ended June 30, 2010.

     Research and development (“R&D”) expense was $1,881,000 in the quarter ended June 30, 2010, an increase of $190,000, or 11.2%, over the corresponding prior year quarter.   This increase was primarily related to an increase in fees paid to external product development partners in the current year quarter.

     Amortization and write-down of intangible assets was $572,000 for the quarter ended June 30, 2010, representing an increase of $233,000 over the corresponding prior year quarter expense of $339,000.  This increase was due to accelerating the amortization for one product to write off its remaining unamortized balance based on re-evaluation of its anticipated remaining life and value.

     In the quarter ended June 30, 2010, we recorded other expense of $10,817,000 compared to $656,000 in the corresponding prior year quarter.  The primary component of the current year expense was related to the change in fair value of the Kapoor Warrants.  In the quarter ended June 30, 2010, we recorded an expense of $10,679,000 for the change in fair value of the Kapoor Warrants, compared to $310,000 of expense in the prior year quarter.  As a result of changes effected by the Amended Agreement which was executed on June 28, 2010, we will no longer be required to mark the warrants to market beyond that date.

     Interest expense was $234,000 in the quarter ended June 30, 2010, representing a decline of $142,000 from the corresponding prior year quarter.  This decline was primarily due to paying off the outstanding balance on our revolving credit facility balance in the current year.

     Write-off and amortization of deferred financing cost was $273,000 for the quarter ended June 30, 2010, an increase of $175,000 from the corresponding prior year quarter.  This increase in expense was due to the amortization of additional deferred financing costs capitalized in August 2009 related to an increase in the loan commitment on our Credit Facility from $5,650,000 to $10,000,000 and the costs associated with refinancing the Subordinated Note.

     For the quarter ended June 30, 2010, we recorded equity in earnings of our unconsolidated joint venture in the amount of $369,000, compared to $128,000 in the corresponding prior year quarter.  This increase was related to higher sales in the current year, resulting from the Joint Venture Company’s increase in market share for its products.

     For the quarter ended June 30, 2010, our income tax provision was $33,000 compared to zero in the corresponding prior year quarter. The current year expense primarily relates to state tax assessments and AMT federal tax.  Our federal taxable income in the current year quarter was offset by large net operating loss carry-forwards that had been fully reserved, limiting our federal tax expense to AMT.

     We reported a net loss of $9,433,000 for the quarter ended June 30, 2010, compared to a net loss of $6,950,000 for the quarter ended June 30, 2009. The current year net loss was entirely due to the $10,679,000 non-cash expense we recorded to recognize the change in fair value of the Kapoor Warrants.  We will not incur similar expense related to the Kapoor Warrants in future periods due to a change effected by the Amended Agreement, which allowed us to reclassify the warrants from a current liability to a component of shareholders’ equity on June 28, 2010.  The net loss of $6,950,000 in the prior year was primarily due to lower sales, higher sales adjustments, and lower plant utilization rates that resulted in a much lower gross profit than in the current year quarter.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

     Our consolidated revenue was $40,705,000 for the six months ended June 30, 2010, representing an increase of $2,365,000, or 6.2%, compared to the corresponding prior year period.  Significant sales increases in each of the ophthalmic, hospital drugs & injectables, and contract services segments more than offset the decline of $13,348,000 in biologics & vaccines related to our exit from that segment in March 2010.  Ophthalmic segment revenues were $14,970,000 for the six months ended June 30, 2010, representing an increase of $6,906,000, or 85.6%, over the corresponding prior year period.  This increase was due a combination of sales from new products and an increased volume and selected unit price increases from our existing products.  Also, ophthalmic segment revenue in the prior year period was reduced by a product returns provision of $863,000 recorded for our Akten® ophthalmic solution and other products.  Hospital drugs & injectables revenues were $13,120,000 during the six months ended June 30, 2010, representing an increase of $5,286,000, or 67.5%, over the corresponding prior year period.  This increase was due to sales of new products, along with increased sales from our existing products.  Contract services revenues were $7,434,000 for the six months ended June 30, 2010, representing an increase of $3,521,000, or 90.0%, over the corresponding prior year period due to a combination of new contracts and higher volume overall on our existing product contracts.  Also contributing to the increase was our commencement of sales of one injectable product to the Joint Venture Company during the quarter ended June 30, 2010.

     Biologics & vaccines segment revenues were $5,181,000 for the six months ended June 30, 2010, representing a decline of $13,348,000, or 72.0%, compared to the six months ended June 30, 2009.  This decline was due to our exit from the biologics & vaccines segment upon the termination of the MBL Distribution Agreement on March 14, 2010.  All of our 2010 biologics & vaccines segment revenue was related to our distribution of Td vaccines on behalf of MBL, prior to the termination of the MBL Distribution Agreement.  Our prior year revenue was almost entirely from Td vaccines as well, plus a small amount earned from distribution of flu vaccines.  At this time, we do not expect to re-enter the biologics & vaccines segment in the foreseeable future.

     Consolidated gross profit for the six months ended June 30, 2010 was $18,291,000, or 44.9% of revenue, compared to gross profit of $7,029,000, or 18.3% of revenue, in the corresponding prior year period.  Among the factors contributing to these increases were revenue growth from our introduction of new products, increased sales and selected price increases for existing products, improved inventory management and better utilization of our plant manufacturing capacity. Also, the current year period did not include any significant negative revenue adjustments similar to the incremental provisions of $863,000 for returns of Akten® and other ophthalmic products and $242,000 for the recall of our Cyanide Antidote Kits which we recorded in the prior year period.

     Selling, general and administrative (“SG&A”) expenses were $10,750,000 for the six months ended June 30, 2010, representing a decrease of $2,079,000, or 16.2%, compared to the corresponding prior year period.  The decline is primarily due to cost containment measures initiated late in 2009, which resulted in reductions in many expense categories, including travel and consulting expenses.  The supply agreement termination expenses were related to settlement of our supply agreement with MBL for our distribution of their Td vaccine products.  These expenses totaled $5,929,000 for the six months ended June 30, 2009. No similar expense was incurred or is anticipated in 2010.

     Research and development (“R&D”) expenses were $3,313,000 for the six months ended June 30, 2010, an increase of $645,000, or 24.2%, over the corresponding prior year period.  This increase was primarily related to an increase in fees paid to external product development partners in the current year period.

     Amortization and write-down of intangible assets was $986,000 for the six months ended June 30, 2010, an increase of $72,000 from the corresponding prior year period.  This increase in expense was due to an increase in write-downs of product licensing fees for various products based on evaluation of their remaining life and value.

     During the six months ended June 30, 2010, we recorded other expense of $9,118,000 compared to other expense of $2,328,000 in the corresponding prior year period.  The primary component of the current year expense was $8,881,000 related to the change in fair value of the Kapoor Warrants.  In the corresponding six-month period in 2009, the change in the fair value of the Kapoor Warrants resulted in an expense of $310,000.

     Interest expense was $524,000 during the six months ended June 30, 2010, representing a decline of $130,000 from the corresponding prior year period.  This decline was primarily due to paying off the outstanding balance on our revolving credit facility balance in the current year.

    Write-off and amortization of deferred financing cost was $546,000 for the six months ended June 30, 2010, a decrease of $1,006,000 from the $1,552,000 of write-off and amortization of deferred financing costs recorded in the corresponding prior year period.  The prior year expense included $1,454,000 of deferred financing fees incurred in relation to securing our Credit Agreement with GE Capital in January 2009.  The entire balance was written off upon assignment of the Credit Agreement from GE Capital to EJ Funds effective March 31, 2009.

     For the six months ended June 30, 2010, we recorded equity in earnings of unconsolidated joint venture in the amount of $833,000, an increase of $645,000 from the $188,000 of earnings recorded in the corresponding prior year period.  This increase was related to higher sales volume generated by the Joint Venture Company in the current year as a result of gains in market share for its products.

     For the six months ended June 30, 2010, our income tax provision was $37,000 compared to $2,000 in the corresponding prior year period.  For 2009, the expense was primarily related to minimum state tax assessments whereas in 2010 we also have Federal AMT tax.  The tax expense related to the current year’s Federal taxable income was offset by reversal of a portion of our tax valuation allowances, resulting in minimal Federal tax expense being recorded.

     In the six months ended June 30, 2010, we recorded a net loss of $5,913,000, compared to a net loss of $17,641,000 in the corresponding prior year period.  The loss in the current year period was the result of an $8,881,000 non-cash expense related to the change in the fair value of the Kapoor Warrants.  The Amended Agreement we entered into on June 28, 2010 allowed us to reclassify the Kapoor Warrants from a current liability to a component of shareholders equity as of that date.  As a result of the reclassification, we will not be required to record any adjustments to fair value of these warrants in future periods.  Our net loss of $17,641,000 for the six months ended June 30, 2009 was the result of many factors, including margin pressures, higher operating expenses, supply agreement termination expenses related to the MBL Distribution Agreement, and the write-off of deferred financing costs upon assignment of our Credit Facility from GE Capital to EJ Funds.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Operating activities generated $1,689,000 in positive operating cash flows during the six months ended June 30, 2010.  During the period, we reported a net loss of ($5,913,000), but this loss included $13,477,000 of non-cash expense, the largest item being an $8,881,000 expense related to the change in fair value of warrants liability.  Operating cash flows were negatively affected by a $2,905,000 increase in accounts receivable and a $2,122,000 increase in inventory, both of which were primarily related to our revenue growth in the current year period, as well as $1,500,000 paid in a scheduled installment under the MBL Settlement Agreement.  These items were partially offset by certain positive operating cash flow items, including a $781,000 increase in accounts payable and a $960,000 decrease in prepaid expenses and other current assets.   Investing activities used $653,000 in cash during the six months ended June 30, 2010, as we spent $1,611,000 to purchase property, plant and equipment, partially offset by $958,000 received as a partner distribution from the Joint Venture Company.  Financing activities provided us with $2,106,000 during the six months ended June 30, 2010.  We generated a net $4,969,000 in cash from a private placement of stock with Serum Institute of India Ltd. (“Serum”) and subsequent warrant exercise, plus $137,000 from our employee stock plans, partially offset by $3,000,000 used to pay off the outstanding balance on our Credit Agreement.

During the six-month period ended June 30, 2009, we used $4,612,000 in cash from operations, primarily due to the $17,641,000 net loss, a $2,515,000 accounts receivable increase in line with higher sales levels and a $3,556,000 decrease in accounts payable (primarily reduced Td vaccine payables), partially offset by a $5,556,000 decrease in inventory as we reduced our stock of Td vaccines and the addition of $4,750,000 in supply agreement termination liabilities associated with our Td vaccine supply agreement termination. In addition we had $1,552,000 in deferred financing cost write-offs along with non-cash depreciation, amortization, stock compensation, supply agreement termination expense and change in fair value of the warrants liability totaling $5,452,000. Investing activities resulted in an $892,000 reduction in cash flow mainly due to capital expenditures for plant equipment. Financing activities provided $5,460,000 in cash primarily due to the $5,509,000 in proceeds from our credit facility with EJ Funds, partially offset by $1,313,000 in loan origination fees (see “Credit Facility” below), along with proceeds from stock option exercises of $1,264,000.

On March 11, 2010, we entered into an agreement (the “Serum Stock Purchase Agreement”) to issue and sell 1,838,235 shares of our common stock to Serum at a price of $1.36 per share, resulting in aggregate gross proceeds of $2,500,000.  The purchase price represented a discount of 15% to the closing price of our common stock on March 5, 2010.  Additionally, the agreement granted Serum a warrant to purchase 1,404,494 shares of the Company’s common stock at an exercise price of $1.78 per share (the “Serum Warrants”).  The Serum Warrants became exercisable on May 10, 2010, which was the fifth consecutive trading day that our common stock closed at $2.22 per share or above, and would have expired if not exercised within 30 days after becoming exercisable.  On May 24, 2010, Serum exercised the warrants and acquired 1,404,494 shares of our common stock for $2,500,000 in cash.  There were no commissions paid in connection with this private placement.  We incurred $31,000 in legal expenses related to the private placement, which we netted against the total proceeds.

As of June 30, 2010, we had $4,759,000 in cash and cash equivalents and no outstanding balance under our Credit Facility with EJ Funds.  The total loan commitment available to us under the Credit Facility is $10,000,000.  There are no fees assessed on the unused portion of the Credit Facility.  We believe that operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

Credit Facility

On January 7, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace the Credit Facility with Bank of America that expired on January 1, 2009. Pursuant to the Credit Agreement, the Lenders agreed, among other things, to extend loans to us under a revolving credit facility (including a letter of credit sub-facility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”) up through January 6, 2013. At our election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the base rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, we were to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, our obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.

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

Pursuant to the Modification Agreement, on April 13, 2009, we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of our common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The fair value of the Modification Warrant, using a Black-Scholes valuation model, was $1,358,000 when the warrant was issued on April 13, 2009 and $1,939,000 as of March 31, 2010.  As of June 28, 2010, fair value of the Modification Warrant was $4,829,000, an increase of $2,890,000 since March 31, 2010.  This increase in value was included as a non-operating expense in our condensed consolidated statement of operations for the quarter.  On June 28, 2010, the parties entered into the Amended Agreement which eliminated net cash settlement as an option in the event we should be unable to obtain or maintain the registration for any shares issued upon exercise of any of the Kapoor Warrants, including the Modification Warrant.  Upon effecting this change, the Modification Warrant was reclassified from a current liability to a component of shareholders’ equity and no future adjustment to market value will be required.

On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on our Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. The Credit Facility is secured by our assets and is not subject to debt covenants until April 1, 2010. In connection with this loan commitment increase, we issued EJ Funds 1,650,806 warrants to purchase our common stock at an exercise price of $1.16, the closing price of our stock on August 14, 2009 (the “Restatement Warrants”). The estimated fair value of the Restatement Warrants, using the Black-Scholes valuation model, was $1,238,000 on August 17, 2009, and this amount was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility.  As of June 28, 2010, the fair value of the Restatement Warrants was $4,127,000, representing an increase of $2,443,000 over the fair value at March 31, 2010.  This increase in value was recorded as a non-operating expense in our condensed consolidated statement of operations for the quarter.  Upon entering into the Amended Agreement on June 28, 2010, the Restatement Warrants were reclassified from a current liability to a component of shareholders’ equity and will not be subject to future fair value adjustments.

In 2008, we capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, we incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds, we expensed the total deferred financing costs of $1,454,000. In 2009, we capitalized $1,518,000 for the fair value of the Modification Warrant and other costs in association with the assignment of the Credit Facility. We are amortizing this balance on a straight-line basis over the remaining term of the Credit Facility.  During the quarter and six months ended June 30, 2010, we recorded amortization expense of $273,000 and $546,000, respectively, related to our amortization of the fair value of the Modification Warrant and the Subordinated Note Warrants.

We classified the fair value of the Modification Warrant and the warrants issued in conjunction with its Reimbursement and Warrant Agreement (see Note L — Commitments and Contingencies) as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) from their dates of issuance until June 28, 2010. This classification was made as a result of the requirement that any shares issued upon exercise of the warrants be registered shares, which cannot be absolutely assured.  On June 28, 2010, the parties entered into the Amended Agreement which, among other things, provides that in the event that, after using our good faith commercially reasonable efforts, we are not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants (including the Modification Warrant) will be deemed acceptable and a net cash settlement will not be required.  Upon entering into the Amended Agreement, we reclassified the fair value of the Modification Warrant from a current liability to a component of shareholders’ equity in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

The liability at June 28, 2010 for all outstanding Kapoor Warrants was estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $2.49 to $2.50. The assumptions used in estimating the fair values at June 28, 2010 included expected life ranging from 3.8 to 4.1 years, expected volatility of 80%, dividend yield of 0%, and risk-free interest rate of 1.8%.

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

On August 17, 2009, we refinanced our $5,000,000 Subordinated Note payable to the Kapoor Trust. The principal amount of $5,000,000 has been increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note has been extended by an additional five years and is now due and payable on August 17, 2014. As part of this refinancing agreement, we issued the Kapoor Trust an additional 2,099,935 warrants to purchase our common stock at an exercise price of $1.16, the closing price of the our stock on August 14, 2009 (the “Subordinated Note Warrants”).   On August 17, 2009, the fair value of the Subordinated Note Warrants was $1,575,000, as calculated using the Black-Scholes valuation model.  This fair value amount, along with $28,000 in legal fees, was capitalized as deferred financing costs and is being amortized over the term of the subordinated debt.

During the quarter ended June 30, 2010, the fair value of the Subordinated Note Warrants increased by $3,108,000, from $2,142,000 on March 31, 2010 to $5,250,000 as of June 28, 2010.  This increase in value was recorded as a non-operating expense in our condensed consolidated statement of operations.  On June 28, 2010, we entered into the Amended Agreement, which removed net cash settlement as an option in the event we should prove unable to obtain or maintain the registration of any shares issued pursuant to exercise of any of the Kapoor Warrants, including the Subordinated Note Warrants.  Upon signing this agreement, we reclassified the warrants from a current liability to a component of shareholders’ equity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2010, all of our debt was at fixed rates.  Accordingly, none of our debt is currently subject to market risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

     In the fiscal quarter ended June 30, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In his arbitration demand, Mr. Przybyl seeks severance and related benefits that would have been payable under the Employment Agreement were Mr. Przybyl terminated without cause and had he met additional requirements.  Mr. Przybyl’s arbitration demand states that he seeks more than $1,250,000.  In our response to Mr. Przybyl’s claim that we filed in the arbitration, we asserted counterclaims against Mr. Przybyl for (among other things) breach of contract and breach of fiduciary duty.  We seek affirmative monetary relief under our counterclaims.  The arbitration hearing is scheduled to proceed in November 2010.

Item 1A. Risk Factors.

     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 16, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On March 11, 2010, the Company entered into an agreement to issue and sell 1,838,235 shares of the Company’s common stock to Serum at a price of $1.36 per share, resulting in aggregate proceeds of $2,500,000.  The purchase price represented a discount of 15% to the closing price of the Company’s common stock on March 5, 2010.  Additionally, the agreement granted Serum a warrant to purchase 1,404,494 shares of the Company’s common stock at an exercise price of $1.78 per share.  The warrant became exercisable on May 10, 2010, which was the fifth consecutive trading day that the closing price of the Company’s common stock was at least $2.22 per share.  Per the terms of the agreement, if not exercised, the warrant would have expired 30 days after becoming exercisable.  On May 24, 2010, Serum exercised the warrant and purchased an additional 1,404,494 shares of the Company’s common stock by delivering to the Company a cash payment in the amount of $2,500,000.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. (Reserved)

Item 5. Other Information.

     None.

Item 6. Exhibits.

Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit
No.	Description
4.1	Warrant, dated March 10, 2010, granted by Akorn, Inc. to Serum Institute of India, Ltd., incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 16, 2010.

10.1
Securities Purchase Agreement, dated March 10, 2010, between Akorn, Inc. and Serum Institute of India, Ltd., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 16, 2010.

10.2
Form of First Amendment to $10,000,000 Credit Facility, Amended and Restated Credit Agreement by and among Akorn, Inc. and Akorn (New Jersey), Inc., as Borrowers and EJ Funds, LP, as Lender, incorporated by reference to Exhibit 10.84 to Akorn, Inc.’s annual report on Form 10-K for the year ended December 31, 2009, filed on March 13, 2010.

10.3
Amended and Restated Registration Rights Agreement, dated June 28, 2010, by and among Akorn, Inc., a Louisiana corporation, The John N. Kapoor Trust Dated September 20, 1989, and EJ Funds, LP, a Delaware limited partnership, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 2, 2010.

10.4
Form of Lease Agreement, dated July 15, 2010, between Veronica Development Associates, a New Jersey general partnership, and Akorn (New Jersey), Inc., an Illinois corporation, for the lease of 50,000 square feet of office and warehouse space at 72-6 Veronica Avenue, Somerset, New Jersey, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 30, 2010.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK

Timothy A. Dick
Chief Financial Officer

Date: August 9, 2010