Form 10-Q
period 2010-09-30
AKORN INC
filed 2010-11-09
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Yes ☐            No ☑

     At November 4, 2010 there were 93,823,102 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,498	$1,617
Trade accounts receivable, net	11,759	9,225
Other receivable	45	833
Inventories	18,101	13,167
Prepaid expenses and other current assets	420	1,227
TOTAL CURRENT ASSETS	39,823	26,069
PROPERTY, PLANT AND EQUIPMENT, NET	31,471	31,473
OTHER LONG-TERM ASSETS
Intangibles, net	3,377	4,619
Deferred financing costs	2,980	3,800
Other	3,130	2,798
TOTAL OTHER LONG-TERM ASSETS	9,487	11,217
TOTAL ASSETS	$80,781	$68,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$5,539	$3,286
Accrued compensation	2,107	1,091
Accrued expenses and other liabilities	2,837	3,724
Revolving line of credit — related party	—	3,000
Warrants liability — related party	—	9,065
Supply agreement termination costs	—	1,500
TOTAL CURRENT LIABILITIES	10,483	21,666
LONG-TERM LIABILITIES
Lease incentive obligation	1,170	1,304
Product warranty liability	1,299	1,299
Subordinated debt — related party	5,853	5,853
TOTAL LONG-TERM LIABILITIES	8,322	8,456
TOTAL LIABILITIES	18,805	30,122
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 93,823,102 and 90,389,597 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	181,343	174,027
Warrants to acquire common stock	19,767	1,821
Accumulated deficit	(139,134)	(137,211)
TOTAL SHAREHOLDERS’ EQUITY	61,976	38,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,781	$68,759

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
Revenues	$21,659	$19,371	$62,364	$57,711
Cost of sales	10,244	16,686	32,658	47,997
GROSS PROFIT	11,415	2,685	29,706	9,714
Selling, general and administrative expenses	5,380	5,187	16,130	18,016
Research and development expenses	1,790	1,013	5,103	3,681
Amortization of intangibles	256	320	1,242	1,234
Supply agreement termination expenses	—	—	—	5,929
TOTAL OPERATING EXPENSES	7,426	6,520	22,475	28,860

OPERATING INCOME/(LOSS)	3,989	(3,835)	7,231	(19,146)
Interest expense, net	(227)	(441)	(751)	(1,095)
Write-off and amortization of deferred financing costs	(274)	(187)	(820)	(1,739)
Equity in earnings of unconsolidated joint venture	502	484	1,335	672
Change in fair value of warrants liability	—	(1,122)	(8,881)	(1,432)
INCOME/(LOSS) BEFORE INCOME TAXES	3,990	(5,101)	(1,886)	(22,740)
Income tax provision	—	—	37	2
NET INCOME/(LOSS)	$3,990	$(5,101)	$(1,923)	$(22,742)
NET INCOME/(LOSS) PER SHARE:
BASIC	$0.04	$(0.06)	$(0.02)	$(0.25)
DILUTED	$0.04	$(0.06)	$(0.02)	$(0.25)
SHARES USED IN COMPUTING NET INCOME/(LOSS) PER SHARE:
BASIC	93,770	90,303	92,440	90,209
DILUTED	100,765	90,303	92,440	90,209

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 UNAUDITED
 (In Thousands)

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Nine Months Ended September 30, 2010	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$(137,211)	$38,637
Net loss	—	—	—	(1,923)	(1,923)
Net proceeds from common stock and warrant offering	3,243	4,969	—	—	4,969
Reclassification of warrants from current liability to equity	—	—	17,946	—	17,946
Stock option exercises	113	202	—	—	202
Employee stock purchase plan issuances	47	150	—	—	150
Amortization of deferred compensation related to restricted stock awards	30	51	—	—	51
Stock-based compensation expense	—	1,944	—	—	1,944
BALANCES AT SEPTEMBER 30, 2010	93,823	$181,343	$19,767	$(139,134)	$61,976

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Nine Months Ended September 30, 2009	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$(111,905)	$61,443
Net loss	—	—	—	(22,742)	(22,742)
Employee stock purchase plan issuances	122	149	—	—	149
Amortization of deferred compensation related to restricted stock awards	146	286	—	—	286
Restricted stock awards vested net of amounts withheld for payment of employee tax liability	—	(47)	—	—	(47)
Stock-based compensation expense	—	1,389	—	—	1,389
Expiration of stock warrants	—	910	(910)	—	—
BALANCES AT SEPTEMBER 30, 2009	90,341	$173,304	$1,821	$(134,647)	$40,478

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(1,923)	$(22,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,885	4,118
Write-off and amortization of deferred financing fees	820	1,739
Non-cash stock compensation expense	1,995	1,675
Non-cash supply agreement termination expense	—	1,051
Non-cash change in fair value of warrants liability	8,881	1,432
Equity in earnings of unconsolidated joint venture	(1,335)	(672)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,534)	(4,831)
Inventories	(4,934)	12,754
Prepaid expenses and other current assets	1,494	1,228
Supply agreement termination liabilities	(1,500)	1,500
Trade accounts payable	2,253	(4,337)
Accrued expenses and other liabilities	(5)	1,736
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,097	(5,349)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,644)	(922)
Purchase of product licensing rights	—	(250)
Distribution from unconsolidated joint venture	1,107	—
NET CASH USED IN INVESTING ACTIVITIES	(1,537)	(1,172)
FINANCING ACTIVITIES:
Loan origination fees	—	(1,356)
(Repayments of) proceeds from line of credit	(3,000)	7,509
Net proceeds from common stock and warrant offering	4,969	—
Proceeds under stock option and stock purchase plans	352	1,323
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,321	7,476
INCREASE IN CASH AND CASH EQUIVALENTS	7,881	955
Cash and cash equivalents at beginning of period	1,617	1,063
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,498	$2,018
SUPPLEMENTAL DISCLOSURES:
Amounts paid for interest	$744	$387
Amounts paid for income taxes	$96	$3

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

     Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed March 16, 2010.

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

     Management obtains periodic wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses the established percentage estimate until historical and current trends indicate that a revision should be made.  The Company used an estimate of 95% during the six months ended June 30, 2009 and had used an estimate of 97% for subsequent periods through June 30, 2010.  For the quarter ending September 30, 2010 the Company revised this estimate to 98.5%.

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

     Income taxes:  Due to uncertainty in the ability of the Company to realize deferred tax assets, a valuation allowance has been recorded for the net deferred income tax assets.  The tax expense in the condensed consolidated statements of operations primarily relates to certain minimum state tax assessments.  The Company’s federal taxable income in the current year quarter was offset by large net operating loss carry-forwards from prior years that had been fully reserved.

Warrants liability – related party: The Company issued various warrants during 2009 to entities controlled by John N. Kapoor, Ph.D., the Chairman of the Company’s Board of Directors (the “Kapoor Warrants”).  The Company had classified the fair value of these warrants as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). This classification was made as a result of the requirement that the shares to be issued upon exercise of the Kapoor Warrants be registered shares, which could not be absolutely assured.  The Kapoor Warrants were adjusted to fair value at the end of each quarter through Black-Scholes calculations which considered changes in the market price of the Company’s common stock, the remaining contractual life of the Kapoor Warrants, and other factors.  Any change in the fair value of the Kapoor Warrants was recorded as income or expense on the Company’s consolidated statement of operations for the applicable period.

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

As a result of the changes effected through the Amended Agreement, on June 28, 2010 the Company changed its accounting treatment of the Kapoor Warrants, no longer classifying them as a current liability with periodic adjustments to fair value but instead classifying them as a component of shareholders’ equity in accordance with ASC 815-40.   Accordingly, the fair value of the Kapoor Warrants, which was $17,946,000 on June 28, 2010, was reclassified from a current liability to a component of shareholders’ equity.  No future fair value adjustments will be required.

The liability at June 28, 2010 for the Kapoor Warrants was estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $2.49 to $2.50.  During the nine months ended September 30, 2010, the Company recorded a non-operating expense of $8,881,000 to reflect the change in fair value of the Kapoor Warrants for the period of January 1, 2010 to June 28, 2010, the date the Kapoor Warrants were reclassified to shareholders’ equity.  This expense is listed under the caption “Change in fair value of warrants liability” in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2010.

The expected volatility of the Kapoor Warrants was based on the historical volatility of the Company’s common stock. The expected life assumption was based on the remaining life of the Kapoor Warrants. The risk-free interest rate for the expected term of the Kapoor Warrants was based on the average market rate on U.S. treasury securities in effect during the applicable quarter. The dividend yield reflected historical experience as well as future expectations over the expected term of the Kapoor Warrants.

The assumptions used in estimating the fair value of the warrants at June 28, 2010 and December 31, 2009 were as follows:

	June 28, 2010	December 31, 2009
Expected Volatility	79.7%	79.5%
Expected Life (in years)	3.8 – 4.1	4.3 – 4.6
Risk-free interest rate	1.8%	2.3%
Dividend yield	—	—

The following table summarizes the terms of the Kapoor Warrants:

					Fair Value (000’s)
Granted To:	Warrant Identification	Grant Date 1	Warrants Granted	Exercise Price	Dec. 31, 2009	Mar. 31, 2010	June 28, 2010

EJ Funds	Modification Warrant	Apr. 15, 2009	1,939,639	$1.11	$2,425	$1,939	$4,829
Kapoor Trust	Reimbursement Warrant	Apr. 15, 2009	1,501,933	$1.11	1,877	1,502	3,740
EJ Funds	Restatement Warrants 2	Aug. 17,2009	1,650,806	$1.16	2,096	1,684	4,127
Kapoor Trust	Subordinated Note Warrants 3	Aug. 17,2009	2,099,935	$1.16	2,667	2,142	5,250
			7,192,313		$9,065	$7,267	$17,946

1	The expiration date on all Kapoor Warrants is five (5) years after Grant Date.

2
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

3
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

     The Company recorded stock-based compensation expense related to options of $681,000 and $1,944,000 during the three and nine months ended September 30, 2010, respectively.  In the prior year, the Company recorded stock-based compensation of $339,000 and $1,389,000 during the respective three and nine month periods ended September 30, 2009.  The Company uses the single-award method for allocating compensation cost to each period.

     The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended September 30, 2010 and 2009, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

Expected volatility	80%	81%
Expected life (in years)	3.8	3.9
Risk-free interest rate	1.6%	2.5%
Dividend yield	—	—
Fair value per stock option	$2.09	$0.81
Forfeiture rate	8%	13%

     The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2010:
	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value 1
Outstanding at December 31, 2009	5,157	$1.49	4.58	$2,140,500
Granted	2,939	2.25
Exercised	(113)	1.80
Forfeited	(202)	3.38
Outstanding at September 30, 2010	7,781	$1.72	4.13	$18,143,000
Exercisable at September 30, 2010	1,445	$1.53	3.79	$3,719,000

1  The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period ($4.04 per share) and the exercise price of the stock options.

     During the nine months ended September 30, 2010, the Company received cash proceeds of $202,000 from stock option exercises.  These exercises generated tax-deductible expenses totaling $160,000.

     The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued based on the closing market price of the Company’s common stock on the date of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant any restricted stock awards during the nine months ended September 30, 2010.  As of September 30, 2010, the total amount of unrecognized compensation expense related to non-vested restricted stock awards was $35,000. The Company recorded compensation expense of $9,000 and $51,000 during the three and nine months ended September 30, 2010 related to outstanding restricted stock awards.  In the prior year, the company recorded compensation expense of $93,000 and $286,000 during the three and nine months ended September 30, 2009 related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity during the nine months ended September 30, 2010:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Non-vested at December 31, 2009	108	$2.73
Granted	—	—
Forfeited	(55)	2.43
Vested	(25)	4.34
Non-vested at September 30, 2010	28	$1.89

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

     Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Gross accounts receivable	$18,621	$15,991
Less:
Chargeback and rebates reserves	(2,885)	(3,234)
Returns reserve	(3,624)	(3,192)
Discount and allowances reserve	(353)	(336)
Allowance for doubtful accounts	—	(4)
Net trade accounts receivable	$11,759	$9,225

     For the three months ended September 30, 2010 and 2009, the Company recorded chargeback and rebate expense of $12,111,000 and $6,238,000, respectively.  During the nine months ended September 30, 2010 and 2009, the Company recorded chargeback and rebate expense of $34,342,000 and $20,178,000, respectively.  The current year expenses exceeded the prior year expenses primarily due to increased sales in the Ophthalmic and Hospital Drugs & Injectables segments.

     For the three month periods ended September 30, 2010 and 2009, the Company recorded provisions for product returns of $121,000 and $489,000, respectively.  For the nine months ended September 30, 2010 and 2009, the Company recorded provisions for product returns of $1,519,000 and $3,809,000, respectively.  The provision for product returns during the nine months ended September 30, 2010 was significantly lower than the provision in the corresponding prior year period due to lower actual returns experience in recent quarters and due to the prior year total including incremental return reserves of $708,000 related to the Company’s Akten® ophthalmic solution product and $242,000 related to a product recall on the Company’s Cyanide Antidote Kits due to recall of a component manufactured by a third party.

     For the three month periods ended September 30, 2010 and 2009, the Company recorded provisions for cash discounts of $502,000 and $379,000, respectively.  For the nine months ended September 30, 2010 and 2009, the Company recorded provisions for cash discounts of $1,479,000 and $1,246,000, respectively.  These increases in the current year periods were due to higher sales within the Ophthalmic and the Hospital drugs & injectables segments.

NOTE F — INVENTORIES

     The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Finished goods	$4,957	$4,229
Work in process	2,673	1,887
Raw materials and supplies	10,471	7,051
	$18,101	$13,167

     The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at September 30, 2010 and December 31, 2009 was reported net of these reserves of $1,510,000 and $1,780,000, respectively, primarily related to finished goods.

     As of September 30, 2010 and December 31, 2009, the Company’s inventory balances included $2,996,000and $1,126,000, respectively, related to products which have not yet received approval from the U.S. Food and Drug Administration (“FDA”).  However, the Company believes that FDA approval is probable and that it will be able to fully recover the costs of this inventory.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Land	$396	$396
Buildings and leasehold improvements	20,094	20,070
Furniture and equipment	48,224	46,854
Sub-total	68,714	67,320
Accumulated depreciation	(38,771)	(36,171)
	29,943	31,149

Construction in progress	1,528	324
Property, plant and equipment, net	$31,471	$31,473

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

     On August 17, 2009, the Company refinanced its $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 was increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note was extended by an additional five years and is now due and payable on August 17, 2014.  Should the Company choose to pay off the Subordinated Note prior to its scheduled expiration, the payoff amount would equal 110% of the principal and accrued interest due as of the day of payoff.  As part of this refinancing agreement, the Company issued the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing market price of the Company’s stock on August 14, 2009 (the “Subordinated Note Warrants”).  The warrants remain exercisable for five years following grant.  On the date of grant, the fair value of the Subordinated Note Warrants as calculated using a Black-Scholes valuation model was $1,575,000.  This amount plus $28,000 in other associated costs was capitalized as financing costs and is being amortized over the term of the Subordinated Note.

     The fair value of the Subordinated Note Warrants increased to $5,250,000 by June 28, 2010.  On this date, the Company entered into the Amended Agreement which amended the terms of the Registration Rights Agreement related to any shares issued from exercise of the Kapoor Warrants, including the Subordinated Note Warrants.  The Amended Agreement removed net cash settlement as an option should the Company fail, after using good faith commercially reasonable efforts, to obtain or maintain registration of shares issued from exercise of the Kapoor Warrants.  Under the Amended Agreement the term “commercially reasonable efforts” shall not mean an absolute obligation of the Company to obtain and maintain registration.  Upon effecting this amendment, on June 28, 2010 the Company reclassified the $5,250,000 fair value of the Subordinated Note Warrants from a current liability to a component of shareholders’ equity.

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

     In connection with the August 17, 2009 agreement that increased the loan commitment under the Credit Facility, the Company issued to EJ Funds 1,650,806 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing market price of the Company’s stock on August 14, 2009 (the “Restatement Warrants”).  The warrants are exercisable for five years following the grant.  The estimated fair value of the Restatement Warrants, using a Black-Scholes valuation model, was $1,238,000 on date of grant.  This amount plus $7,000 in other associated costs was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility.

     The Modification Warrant and the Restatement Warrants were revalued quarterly using the Black-Scholes pricing model, from issuance date until June 28, 2010, the date the Company entered into the Amended Agreement which removed net cash settlement as on option in the event that, after using good faith commercially reasonable efforts, registration could not be obtained or maintained for any shares issued upon exercise of the warrants.  Upon entering into the Amended Agreement, the Company reclassified the fair value of the warrants from a current liability to a component of shareholders’ equity.

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

     The initial 1,838,235 common shares issued to Serum and the subsequent 1,404,494 shares issued upon exercise of the Serum Warrants are restricted securities (the “Restricted Securities”).  Serum has agreed that it will not sell, dispose of or otherwise deal in the Restricted Securities for 180 days from date of purchase.  If at any time during which the Restricted Securities may be sold without restriction pursuant to Securities and Exchange Commission (“SEC”) Rule 144, the Company fails to satisfy the current public information requirement under SEC Rule 144(c), then the Company shall pay to Serum cash in an amount equal to 1.0% of the aggregate purchase price of the Restricted Securities per month for each month until such failure is cured, up to a maximum liability of 6.0% of the total purchase price.  Serum’s right to receive such cash payment would be subordinated to obligations under the Credit Facility.

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

     On March 8, 2006, the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants are exercisable for a five-year period at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise. All 1,509,088 warrants remained outstanding as of September 30, 2010. The total price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair market values of the common stock and warrants, with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.

NOTE J — EARNINGS PER COMMON SHARE

     Basic net loss per common share is based upon the weighted average common shares outstanding during the period. Diluted net loss per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method.  During the nine month period ended September 30, 2010, as well as the three and nine month periods ended September 30, 2009, the Company reported a net loss.  Therefore, the assumed exercise of any of these securities would have been anti-dilutive.  Accordingly, the diluted loss per share equals the basic loss per share for these periods.

     The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) vested and unvested warrants that are in-the-money, and (iii) unvested restricted stock awards (“RSAs”).  The number of such potentially dilutive shares subject to warrants and options that have been excluded from the calculation of diluted net income (loss) per share because they would have been anti-dilutive has been set forth in the table below.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
Net income (loss)	$3,990	$(5,101)	$(1,923)	$(22,742)
Net income (loss) per share:
Basic	$0.04	$(0.06)	$(0.02)	$(0.25)
Diluted	$0.04	$(0.06)	$(0.02)	$(0.25)

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	93,770	90,303	92,440	90,209
Dilutive securities:
Stock options and unvested RSAs	2,164	—	—	—
Stock warrants	4,831	—	—	—
Total dilutive securities	6,995	—	—	—

Weighted average diluted shares outstanding	100,765	90,303	92,440	90,209

Shares subject to options and warrants excluded from the calculation of net income (loss) per diluted share because they would have been anti-dilutive:
Stock options	1,984	3,128	7,781	3,128
Stock warrants	1,509	8,701	8,701	8,701

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

     The Company was party to an Exclusive Distribution Agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) dated as of March 22, 2007 (the “MBL Distribution Agreement”) for the distribution of MBL’s Tetanus-Diphtheria vaccine (“Td vaccine”).  The Company exited the biologics & vaccines segment upon termination of the MBL Distribution Agreement on March 14, 2010.  The Company terminated distribution of Flu vaccines during 2009.  The Company currently does not anticipate operating in this segment in the foreseeable future.

     The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

     Selected financial information by industry segment is presented below (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
REVENUES:
Ophthalmic	$7,842	$4,803	$22,812	$12,867
Hospital drugs & injectables	8,178	3,220	21,298	11,054
Contract services	5,639	1,927	13,073	5,840
Biologics & vaccines	—	9,421	5,181	27,950
Total revenues	$21,659	$19,371	$62,364	$57,711
GROSS PROFIT:
Ophthalmic	$4,938	$1,406	$13,075	$1,957
Hospital drugs & injectables	4,478	39	9,865	1,149
Contract services	1,999	199	4,704	535
Biologics & vaccines	—	1,041	2,062	6,073
Total gross profit	11,415	2,685	29,706	9,714
Operating expenses	7,426	6,520	22,475	28,860
Operating income (loss)	3,989	(3,835)	7,231	(19,146)
Other income (expense)	1	(1,266)	(9,117)	(3,594)
Income (loss) before income taxes	$3,990	$(5,101)	$(1,886)	$(22,740)

    The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis.  Inter-segment activity at the gross profit level is minimal.  The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE L — COMMITMENTS AND CONTINGENCIES

Product Warranty Reserve

The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.  This reserve balance was $1,299,000 at September 30, 2010 and December 31, 2009.

MBL Settlement Agreement - 2009

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

Reimbursement and Warrant Agreement with EJ Funds and the Kapoor Trust

On April 15, 2009, the Company entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the L/C as security for the Company’s payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Per terms contained in the MBL agreements, the L/C requirement expired on October 3, 2010, ninety-five (95) days after June 30, 2010, the date the Company submitted its final payment under the MBL Settlement Agreement.  The Reimbursement Agreement provided, among other things, that the Company would reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as revolving debt under the Credit Agreement. All of the Company’s obligations under the Reimbursement Agreement were also to be considered secured obligations under the Credit Agreement.

Pursuant to the Reimbursement Agreement, the Company issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure.

The estimated fair value of the Reimbursement Warrant, using a Black-Scholes valuation model, was $3,740,000 as of June 28, 2010, an increase of $1,863,000 from the value on December 31, 2009.  From issuance until June 28, 2010, the Reimbursement Warrant was classified as a current liability on the Company’s condensed consolidated balance sheets.  On June 28, 2010, the Kapoor Trust and the Company entered into an Amended Agreement which provides that in the event the Company, after using its good faith commercially reasonable efforts, is not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants (including the Reimbursement Warrant) will be deemed acceptable and a net cash settlement will not be required.  Upon entering into the Amended Agreement, the Company reclassified the June 28, 2010 fair value of the warrants from a current liability to a component of shareholders’ equity.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s condensed consolidated statement of operations.  As of September 30, 2010, the Company anticipates that approximately $3,012,000 will be due in the remainder of 2010 and in subsequent years under the terms of its existing strategic business agreements.

NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION

     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all wholesale distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 63% and 53% of the Company’s gross revenues and 45% and 43% of net revenues for the three months ended September 30, 2010 and 2009, respectively.   These customers accounted for 65% and 60% of the Company’s gross revenues and 46% and 56% of net revenues for the nine months ended September 30, 2010 and 2009, respectively.  They also accounted for approximately 67% and 56% of the Company’s gross accounts receivable balance as of September 30, 2010 and December 31, 2009, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

     Certain of the Company’s suppliers have represented a significant portion of overall purchases.   During the quarter ended September 30, 2010, Zhejiang Medicine Company accounted for 18% of the Company’s purchases and Alcan Global Pharma Packaging accounted for 11% of the Company’s purchases.  In the prior year quarter ended September 30, 2009, MBL (supplier for Td vaccine) accounted for 52% of the Company’s purchases and McKesson Medical Surgical (supplier for flu vaccine) accounted for 29% of the Company’s purchases.  For the nine-month periods ended September 30, 2010 and 2009, MBL accounted for 18% and 42% of the Company’s purchases, respectively.   MBL had been the sole supplier of Td vaccine distributed by the Company pursuant to terms of the MBL Distribution Agreement.  This agreement terminated on March 14, 2010.  The Company has not subsequently purchased any Td vaccine from MBL and does not anticipate any future purchases of vaccine products from MBL.

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

NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No, 2010-06 which amends ASC 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy and reasons for transfers in or transfers out of Level 3.  These disclosures were required effective January 1, 2010.  Also, effective January 1, 2011, ASU No. 2010-06 requires a gross presentation of activities within the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  This updated standard does not significantly impact the Company’s consolidated financial statements.

NOTE O — UNCONSOLIDATED JOINT VENTURE

     The Company and Strides Arcolab Limited (“Strides”) are each 50% investors in the Joint Venture Company, which produces and manufactures certain generic pharmaceutical products for sale in the United States.  The Joint Venture Company launched its first commercialized product in the third quarter of 2008.  Historically, Strides has been responsible for developing and manufacturing the products, while the Company has been responsible for marketing and selling the products.  As compensation for its marketing and sales efforts, the Company receives a fee calculated as a percentage of the Joint Venture Company’s eligible monthly net sales.  In order to supplement Strides’ manufacturing capabilities, the Company began manufacturing one Joint Venture Company product in the Company’s Decatur, Illinois plant during the quarter ended June 30, 2010.  For the three and nine months ended September 30, 2010, the Company recorded revenue of $674,000 and $1,029,000, respectively, related to sales of this product to the Joint Venture Company.  All other Joint Venture Company products are manufactured by Strides in India.

     The following table sets forth revenue and income information of the Joint Venture Company for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
Revenue	$3,874	$3,771	$12,017	$6,534
Cost of revenue	2,564	2,446	8,270	4,249
Gross profit	1,310	1,325	3,747	2,285
Operating expenses	306	358	1,074	942
Pre-tax income	$1,004	$967	$2,673	$1,343
Income tax provision	—	—	4	—
Net income	$1,004	$967	$2,669	$1,343

50% share to each partner	$502	$484	$1,335	$672

     The Company records its 50% share of the Joint Venture Company’s net income under separate captions within the Company’s condensed consolidated statement of operations and statements of cash flows.

     During the three and nine months ended September 30, 2010, the Joint Venture Company made cash distributions to each partner of $149,000 and $1,107,000, respectively.  No cash distributions were made prior to 2010.

NOTE P — SUBSEQUENT EVENT

     None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

     Certain statements in this Form 10-Q are forward looking statements and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  These statements are only predictions.

     You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 16, 2010, and include the following items:

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to obtain additional funding or financing to operate and grow our business;

•	Our ability to sustain positive relationships with our major customers;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to comply with all of the requirements of the FDA, including current Good Manufacturing Practices regulations;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K for the fiscal year ended December 31, 2009, and our other SEC filings.

     If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected.  Any forward-looking statement you read in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity.  We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Operations and our segment reporting information for the three and nine months ended September 30, 2010 and 2009 (dollar amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
	2010		2009		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Ophthalmic	$7,842	36.2%	$4,803	24.8%	$22,812	36.6%	$12,867	22.3%
Hospital drugs & injectables	8,178	37.8%	3,220	16.6%	21,298	34.1%	11,054	19.2%
Contract services	5,639	26.0%	1,927	10.0%	13,073	21.0%	5,840	10.1%
Biologics & vaccines	—	—%	9,421	48.6%	5,181	8.3%	27,950	48.4%
Total revenues	21,659	100.0%	19,371	100.0%	62,364	100.0%	57,711	100.0%
Gross profit:
Ophthalmic	4,938	22.8%	1,406	7.3%	13,075	21.0%	1,957	3.4%
Hospital drugs & injectables	4,478	20.7%	39	0.2%	9,865	15.8%	1,149	2.0%
Contract services	1,999	9.2%	199	1.0%	4,704	7.5%	535	0.9%
Biologics & vaccines	—	—%	1,041	5.4%	2,062	3.3%	6,073	10.5%
Total gross profit	11,415	52.7%	2,685	13.9%	29,706	47.6%	9,714	16.8%
Operating expenses:
SG&A expenses	5,380	24.8%	5,187	26.8%	16,130	25.8%	18,016	31.2%
R&D expenses	1,790	8.3%	1,013	5.2%	5,103	8.2%	3,681	6.4%
Amortization & write-down of intangible assets	256	1.2%	320	1.7%	1,242	2.0%	1,234	2.1%
Supply agreement termination expense	—	—%	—	—%	—	—%	5,929	10.3%
Operating income (loss)	$3,989	18.4%	$(3,835)	(19.8%)	$7,231	11.6%	$(19,146)	(33.2%)
Other expense (income), net	(1)	(—%)	1,266	6.5%	9,117	14.6%	3,594	6.2%
Income tax provision	—	—%	—	—%	37	0.1%	2	0.0%
Net income (loss)	$3,990	18.4%	$(5,101)	(26.3%)	$(1,923)	(3.1%)	$(22,742)	(39.4%)

OVERVIEW

     Our results of operations improved significantly in the three and nine months ended September 30, 2010 compared to the corresponding prior year periods.   Both revenues and profit margins increased due to our launch of new products and increased sales of existing products, higher manufacturing throughput resulting in a reduction in excess capacity and improved inventory management resulting in lower product returns and lower write-offs from excess and obsolete inventory.  Significant increases in sales of our Ophthalmic, Hospital drugs & injectables and Contract services products (“core products”) more than offset the revenue decline in biologics & vaccines due to our exit from that segment in the first quarter of 2010.  SG&A expenses have been held in check, while R&D expenses increased this year, as we have increased our commitment to developing new ophthalmic and injectable products to add to our portfolio.  As a result of our increases in core product sales and our improved profit margins, we generated positive operating income in both the quarter and nine months ended September 30, 2010, compared to operating losses in the corresponding prior year periods.  We generated positive operating cash flow of $7,097,000 during the nine months ended September 30, 2010 compared to negative operating cash flow of $5,349,000 in the corresponding prior year period.  We ended the current year period with more cash than debt on our balance sheet, as our cash balance was $9,498,000, we had no outstanding balance under our revolving Credit Agreement, and $5,853,000 outstanding under the Subordinated Note.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

     Our consolidated revenue was $21,659,000 for the quarter ended September 30, 2010, representing an increase of $2,288,000, or 11.8%, compared to the prior year quarter ended September 30, 2009.  Total core products revenue increased by over 100%, more than offsetting the decline of $9,421,000 related to our exit from the biologics & vaccines segment.  Ophthalmic segment revenue was $7,842,000 for the quarter, an increase of $3,039,000 or 63.3%, over the corresponding prior year quarter, while hospital drugs & injectables revenue was $8,178,000, an increase of $4,958,000, or 154.0% over the prior year quarter.  These increases were due to several factors, including revenue growth from recently launched products and higher antidote product sales related to cyclical expiration of previous lots sold. The prior year’s revenue was suppressed by targeted wholesaler reductions in stocking levels for our products.  Contract services revenue was $5,639,000 for the quarter ended September 30, 2010, an increase of $3,712,000, or 192.6%, over the prior year quarter.  This increase was due to a combination of new contracts and higher volume overall on our existing product contracts.  Also contributing to the increase was our sales of $674,000 of product to the Joint Venture Company during the quarter ended September 30, 2010 compared to zero in the prior year quarter.

     We exited the biologics & vaccines segment in the quarter ended March 31, 2010 and reported no revenue in this segment during the quarter ended September 30, 2010.  In the prior year quarter, we recorded revenue of $9,421,000, primarily related to our distribution of Td vaccines under the MBL Distribution Agreement.  The MBL Distribution Agreement terminated on March 14, 2010 and we exited the biologics & vaccines segment at that time.

     Consolidated gross profit for the quarter ended September 30, 2010 was $11,415,000 or 52.7% of revenue, compared to $2,685,000, or 13.9% of revenue, in the corresponding prior year quarter.  Among the factors contributing to the increases in both dollars and gross profit margin were revenue growth from our release of higher gross margin new products, increased sales and selected price increases for existing products and improved utilization of our plant manufacturing capacity.

     Selling, general and administrative (“SG&A”) expenses were $5,380,000 for the quarter ended September 30, 2010, representing an increase of $193,000, or 3.7%, over the corresponding prior year quarter.  Wages, benefits and other employee-related costs increased by $581,000 over the prior year period, while cost reduction efforts in other areas, such as consulting and other outside services, partially offset this increase.

    Research and development (“R&D”) expense was $1,790,000 for the quarter ended September 30, 2010, an increase of $777,000, or 76.7%, over the corresponding prior year quarter.  This dollar increase was primarily due to increased staffing and internal product development activities in the current year quarter.

     Amortization and write-down of intangible assets was $256,000 for the quarter ended September 30, 2010, representing a decrease of $64,000 from the prior year quarter.  This decrease was due to accelerating the amortization for one product, which was written off in the quarter ended June 30, 2010.

     In the quarter ended September 30, 2010, we recorded other income of $1,000 compared to other expense of $1,266,000 in the corresponding prior year quarter.  The variance is primarily related to $1,122,000 of expense recorded in the quarter ended September 30, 2009 related to change in fair value of the Kapoor Warrants.  There was no corresponding expense in the current year quarter due to the reclassification of the Kapoor Warrants from current liabilities to a component of shareholders’ equity on June 28, 2010.  On June 28, 2010, we entered into the Amended Agreement which changed our requirements regarding the registration of shares issued pursuant to the warrant agreements.  Effective with this change, we reclassified the Kapoor Warrants from a current liability to a component of shareholders’ equity.   Accordingly, no future adjustments to fair value have been or will be recorded in our condensed consolidated statements of operations related to the Kapoor Warrants subsequent to the date of reclassification.

     Interest expense was $227,000 for the quarter ended September 30, 2010, a decline of $214,000 from the corresponding prior year quarter.  The decrease was due to paying off the outstanding balance on our revolving Credit Facility earlier in the current year.

    Write-off and amortization of deferred financing cost resulted in expense of $274,000 for the quarter ended September 30, 2010, an increase of $87,000 from the corresponding prior year quarter.  This increase in expense was due to the amortization of additional deferred financing costs capitalized in August 2009 related to increasing the loan commitment on our Credit Facility and refinancing the Subordinated Note.

     For the quarter ended September 30, 2010, we recorded equity in earnings of our unconsolidated joint venture equaling $502,000 compared to $484,000 in the corresponding prior year quarter.  This increase was related to higher sales in the current year quarter.

     We made no provision for income taxes in either the quarter ended September 30, 2010 or the corresponding prior year quarter.  We are carrying significant deferred tax assets including prior year’s net operating loss carry forwards (“NOL’s”) that have previously been fully reserved.  Accordingly, we expect that any current year taxable earnings will be offset by these NOL’s, resulting in minimal income tax expense.

     Net income was $3,990,000 for the quarter ended September 30, 2010 compared to a net loss of $5,101,000 for the corresponding prior year quarter.  The improvement was primarily due to significant increases in core product sales, as well as improved plant utilization in the current year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

     Our consolidated revenue was $62,364,000 for the nine months ended September 30, 2010, representing an increase of $4,653,000, or 8.1%, compared to the corresponding prior year period.  Excluding biologics & vaccines segment revenue, core product revenue from our remaining three segments increased by a combined $27,422,000, or 92.1%, over the prior year period.  In the current year period, ophthalmic revenue increased 77.3%, hospital drugs & injectables revenue increased 92.7%, and contract services revenue increased 123.9% over the corresponding prior year period.  These increases were primarily due a combination of sales from new products and increased volume and selected unit price increases from our existing products.  Contract services revenue increased due to new contracts, plus higher volume under existing contracts, along with $1,029,000 of product sold to the Joint Venture Company. We sold no product to the Joint Venture Company during 2009.

     Biologics & vaccines segment revenues were $5,181,000 for the nine months ended September 30, 2010, representing a decline of $22,769,000, or 81.5%, compared to the corresponding prior year period.  We exited the biologics & vaccines segment upon the termination of the MBL Distribution Agreement on March 14, 2010.  All of our 2010 revenue in this segment was related to our distribution of Td vaccines on behalf of MBL prior to the termination of the MBL Distribution Agreement.  In the corresponding prior year period, most of our biologics & vaccines revenue was related to sales of Td vaccines, with a smaller amount earned from distribution of flu vaccines.

     Consolidated gross profit for the nine months ended September 30, 2010 was $29,706,000 or 47.6% of revenue, compared to gross profit of $9,714,000, or 16.8% of revenue, in the corresponding prior year period.  Among the factors contributing to these gross profit increases were revenue growth from our launch of new products, increased sales and selected price increases for existing products, improved inventory management and better utilization of our plant manufacturing capacity.

     SG&A expenses were $16,130,000 for the nine months ended September 30, 2010, representing a decrease of $1,886,000, or 10.5%, from the corresponding prior year period.  The decline is primarily due to cost containment measures initiated late in 2009, which resulted in reductions in many expense categories, including travel and consulting expenses.

     Supply agreement termination expense was related to settlement of our supply agreement with MBL for our distribution of their Td vaccine products.  These expenses totaled $5,929,000 for the nine months ended September 30, 2009.  No similar expense was incurred or is anticipated in 2010.

     R&D expenses were $5,103,000 for the nine months ended September 30, 2010, an increase of $1,422,000, or 38.6%, over the corresponding prior year period.  This dollar increase was due to increased staffing and internal product developement activities.

     Amortization and write-down of intangible assets was $1,242,000 for the nine months ended September 30, 2010, representing an insignificant increase of $8,000, or 0.6%, from the corresponding prior year period.

     During the nine months ended September 30, 2010, we recorded other expense of $9,117,000 compared to other expense of $3,594,000 in the corresponding prior year period.  The primary component of the current year expense was $8,881,000 related to the change in fair value of the Kapoor Warrants from December 31, 2009 to June 28, 2010, the date they were reclassified from a current liability to a component of shareholders’ equity.  In the corresponding nine-month period in 2009, the change in the fair value of the Kapoor Warrants resulted in an expense of $1,432,000.

     Interest expense was $751,000 during the nine months ended September 30, 2010, representing a decline of $344,000 from the corresponding prior year period.  This decline was primarily due to paying off the outstanding balance on our revolving Credit Facility early in 2010.

    Write-off and amortization of deferred financing cost was $820,000 for the nine months ended September 30, 2010 compared to  $1,739,000 in the corresponding prior year period.  The prior year expense included $1,454,000 of deferred financing fees related to securing our Credit Agreement with GE Capital in January 2009.  These deferred financing fees were written off in their entirety when the Credit Agreement was assigned from GE Capital to EJ Funds as of March 31, 2009.

     For the nine months ended September 30, 2010, we recorded equity in earnings of unconsolidated joint venture in the amount of $1,335,000, an increase of $663,000 from the $672,000 of earnings recorded in the corresponding prior year period.  This increase was related to higher sales volume generated by the Joint Venture Company in the current year period.

     For the nine months ended September 30, 2010, our income tax provision was $37,000 compared to $2,000 in the corresponding prior year period.  For 2009, the expense was primarily related to minimum state tax assessments.  The 2010 provision includes Federal AMT tax in addition to state tax assessments.  The tax expense related to the current year’s Federal taxable income was offset by reversal of a portion of our valuation allowances against deferred tax assets.

     For the nine months ended September 30, 2010, we recorded a net loss of $1,923,000, compared to a net loss of $22,742,000 in the corresponding prior year period.  The current year improvement of $20,819,000 was the result of increased sales volume from both newly launched and continuing products, better utilization of our plant capacities, and the absence of significant non-recurring expenses such as the $5,929,000 of supply agreement termination expense recognized in the prior year period.

FINANCIAL CONDITION AND LIQUIDITY

Overview

     Operating activities generated $7,097,000 of positive cash flow during the nine months ended September 30, 2010.  During the period, we reported a net loss of $1,923,000, but this net loss included $14,246,000 of non-cash expenses, the largest of which being an $8,881,000 expense related to the change in fair value of the Kapoor Warrants.  Operating cash flows were negatively affected by a $2,534,000 increase in accounts receivable and a $4,934,000 increase in inventory, both of which were primarily related to our revenue growth in the current year period, as well as $1,500,000 paid in a scheduled installment under the MBL Settlement Agreement.  These items were partially offset by a $2,253,000 increase in accounts payable.

     Investing activities used $1,537,000 in cash during the nine months ended September 30, 2010, consisting of $2,644,000 in cash used for the purchase of depreciable assets, principally equipment used in manufacturing and R&D activities, partially offset by $1,107,000 in cash received in capital distributions from the Joint Venture Company.

     Financing activities provided us with $2,321,000 during the nine months ended September 30, 2010.  We generated net cash proceeds of $4,969,000 from a private placement of stock with, and subsequent warrant exercise by, Serum Institute of India Ltd. (“Serum”), plus $352,000 from employee stock plans.  These cash inflows were partially offset by $3,000,000 used to pay off the outstanding balance on our Credit Agreement.

    During the nine months ended September 30, 2009, operating activities used $5,349,000 in cash.  This net use of cash was primarily due to our net loss of $22,742,000, an increase in accounts receivable of $4,831,000 due to the timing of sales and subsequent collections, and a $4,337,000 decrease in accounts payable, primarily related to a reduction in Td vaccine payables.  These items were partially offset by a $12,754,000 decrease in inventory, largely due to reduction in our stock of Td vaccines, and $1,739,000 in write-off of deferred financing fees.  In addition, we had a combined $8,276,000 in other non-cash expenses, including depreciation, amortization, stock compensation expense, supply agreement termination expense and the change in fair value of warrants liability.  Investing activities used $1,172,000 in cash, of which $922,000 was used for the purchase of equipment for our manufacturing plants and $250,000 was used for the purchase of product licensing rights.  Financing activities provided $7,476,000 in cash flow, primarily consisting of $7,509,000 in cash borrowed under our Credit Facility with EJ Funds and $1,323,000 of proceeds from stock option exercises, partially offset by $1,356,000 paid in loan origination fees (see “Credit Facility” below).

Stock Sale

     On March 11, 2010, we entered into an agreement (the “Serum Stock Purchase Agreement”) to issue and sell 1,838,235 shares of our common stock to Serum at a price of $1.36 per share, resulting in aggregate gross proceeds of $2,500,000.  The purchase price represented a discount of 15% to the closing price of our common stock on March 5, 2010.  Additionally, the agreement granted Serum a warrant to purchase 1,404,494 shares of our common stock at an exercise price of $1.78 per share (the “Serum Warrants”).  The Serum Warrants became exercisable on May 10, 2010, which was the fifth consecutive trading day that our common stock closed at $2.22 per share or above, and would have expired if not exercised within 30 days after becoming exercisable.  On May 24, 2010, Serum exercised the warrants, acquiring an additional 1,404,494 shares of our common stock for $2,500,000 in cash.  There were no commissions paid in connection with this private placement.  We incurred $31,000 in legal expenses related to the private placement, which we netted against the total proceeds.

     As of September 30, 2010, we had $9,498,000 in cash and cash equivalents and no outstanding balance under our Credit Facility with EJ Funds.  The total loan commitment available to us under the Credit Facility is $10,000,000.  There are no fees assessed on the unused portion of the Credit Facility.  We believe that operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

Credit Facility

We are party to a $10,000,000 Credit Agreement (the “Credit Agreement”), originally entered into on January 7, 2009 with General Electric Capital Corporation (“GE Capital”) and subsequently assigned to EJ Funds, LP (“EJ Funds”) on March 31, 2009.  Borrowings against this Credit Agreement accrue interest at a rate of 10% per annum, payable monthly.  There are no fees associated with the unused portion of this Credit Facility.  Our outstanding loan balance under the Credit Agreement was zero as of September 30, 2010 and $3,000,000 as of December 31, 2009.

On January 7, 2009, we entered into a Credit Agreement with GE Capital as agent for several financial institutions (the “Lenders”).  This Credit Agreement served to replace our previous Credit Facility with Bank of America that expired on January 1, 2009. Pursuant to the Credit Agreement, the Lenders agreed, among other things, to extend loans to us under a revolving credit facility (including a letter of credit sub-facility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”) up through January 6, 2013. At our election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the base rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, we were to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, our obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.

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

On March 31, 2009, we consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds which transferred to EJ Funds all of GE Capital’s rights and obligations under the Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the Credit Agreement. Accordingly, GE was no longer our lender. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.  Dr. Kapoor is also the Chairman of our Board of Directors.

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

Pursuant to the Modification Agreement, on April 13, 2009, we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of our common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share. The fair value of the Modification Warrant, using a Black-Scholes valuation model, was $1,358,000 when the warrant was issued on April 13, 2009.

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

In 2008, we capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, we incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds, we expensed the total deferred financing costs of $1,454,000. In 2009, we capitalized $1,518,000 for the fair value of the Modification Warrant and other costs in association with the assignment of the Credit Facility. We are amortizing this balance on a straight-line basis over the remaining term of the Credit Facility.  During the quarter and nine months ended September 30, 2010, we recorded amortization expense of $274,000 and $820,000, respectively, related to our amortization of capitalized financing costs for the Credit Facility and Subordinated Note.

We classified the fair value of the Modification Warrant and the Restatement Warrants (see Note L — Commitments and Contingencies) as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) from their dates of issuance until June 28, 2010. This classification was made as a result of the requirement that any shares issued upon exercise of the warrants be registered shares, which could not be absolutely assured.  On June 28, 2010, the parties entered into the Amended Agreement which, among other things, provides that in the event that, after using our good faith commercially reasonable efforts, we are not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants (including the Modification Warrant) will be deemed acceptable and a net cash settlement will not be required.  Upon entering into the Amended Agreement, we reclassified the fair value of the Modification Warrant from a current liability to a component of shareholders’ equity in accordance with ASC 815-40, Contracts in Entity’s Own Equity.  Prior to being reclassified as a component of shareholders’ equity, the Modification Warrant and Restatement Warrants were revalued quarterly, with increases or decreases in value recorded as non-operating expense or income, respectively, in our condensed consolidated statements of operations.  During the nine months ended September 30, 2010, we recorded non-operating expenses of $2,404,000 and $2,031,000 related to the change in fair value of the Modification Warrant and the Restatement Warrants, respectively.  During the nine months ended September 30, 2009, we recorded non-operating expenses of $426,000 and $297,000 related to the respective change in fair value of the Modification Warrant and the Restatement Warrants.

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

On August 17, 2009, we refinanced our $5,000,000 Subordinated Note payable to the Kapoor Trust. The principal amount of $5,000,000 has been increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note has been extended by an additional five years and is now due and payable on August 17, 2014. Should the Company choose to pay off the Subordinated Note prior to its scheduled expiration, the payoff amount would equal 110% of the principal and accrued interest due as of the day of payoff.  As part of this refinancing agreement, we issued the Kapoor Trust an additional 2,099,935 warrants to purchase our common stock at an exercise price of $1.16, the closing price of the our stock on August 14, 2009 (the “Subordinated Note Warrants”).   On August 17, 2009, the fair value of the Subordinated Note Warrants was $1,575,000, as calculated using the Black-Scholes valuation model.  This fair value amount, along with $28,000 in legal fees, was capitalized as deferred financing costs and is being amortized over the term of the subordinated debt.

The Subordinated Note Warrants were classified as a current liability from their issuance date until June 28, 2010, at which time changes effected by the Amended Agreement allowed reclassification of these warrants from a current liability to a component of shareholders’ equity.  Prior to this reclassification, the fair value of the Subordinated Note Warrants was adjusted quarterly, with increases or decreases in value recorded as non-operating expense or income, respectively, in our condensed consolidated statements of operations.  During the nine months ended September 30, 2010, we recorded expense of $2,583,000 related to the increase in fair value of the Subordinated Note Warrants.  During the prior year three and nine month periods ended September 30, 2009, we recorded expense of $378,000 related to the change in value of these warrants.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in this Form 10-Q under Item 1. Financial Statements, Note B — Summary of Significant Accounting Policies, which policies are also included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the application of the critical accounting policies since December 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2010, all of our debt was at fixed rates.  Accordingly, none of our debt is currently subject to market interest rates risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

     In the fiscal quarter ended September 30, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

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

Date: November 9, 2010