Form 10-K
period 2010-12-31
AKORN INC
filed 2011-03-14
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2010 was approximately $191,703,000 based on the closing market price of $2.97 reported on the Nasdaq Stock Market LLC.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 9, 2011 was 94,189,029.

Documents incorporated by reference: Definitive Proxy Statement for the 2011 Annual Meeting incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Forward-Looking Statements and Factors Affecting Future Results

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, belief or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

●	Our ability to continue to comply with all of the requirements of the Food and Drug Administration, including current Good Manufacturing Practices regulations;

●	Our ability to generate cash from operations sufficient to meet our working capital requirements;

●	Our ability to obtain additional funding or financing to operate and grow our business;

●	The effects of federal, state and other governmental regulation on our business;

●	Our ability to obtain and maintain regulatory approvals for our products;

●	Our success in developing, manufacturing, acquiring and marketing new products;

●	The success of our strategic partnerships for the development and marketing of new products;

●	Our ability to bring new products to market and the effects of sales of such products on our financial results;

●	The effects of competition from other generic pharmaceuticals and from other pharmaceutical companies;

●	Availability of raw materials needed to produce our products; and

●	Other factors referred to in this Form 10-K and our other Securities and Exchange Commission filings.

See “Item 1A. Risk Factors”. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business

We manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  In addition, we have marketed and distributed vaccines purchased from outside sources. Our customers include physicians, optometrists, hospitals, wholesalers, group purchasing organizations, retail pharmacy chains and other pharmaceutical companies. Akorn, Inc. is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area.  We operate pharmaceutical manufacturing facilities in Decatur, Illinois and Somerset, New Jersey.  The Decatur, Illinois facilities operate as part of Akorn, Inc., while the Somerset, New Jersey facility operates as Akorn (New Jersey), Inc., a wholly-owned subsidiary incorporated in Illinois.

In this annual report, we have reported results for four operating segments:  ophthalmic; hospital drugs & injectables; contract services; and biologics & vaccines.  These four segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 8. Financial Statements and Supplementary Data, Note L — “Segment Information.”

Three of these segments – ophthalmic, hospital drugs & injectables, and contract services – have been identified and reported in each quarterly period during the three years ended December 31, 2010.  The biologics & vaccines segment was reported for each quarterly period during 2008 and 2009, and the first quarter of 2010.  During the fourth quarter of 2009, we reached the strategic decision to exit the biologics & vaccines segment and did so toward the end of the first quarter of 2010.

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

Hospital Drugs & Injectables Segment. We market a line of niche hospital drug and injectable pharmaceutical products, including antidotes, anti-infectives, controlled substances for pain management and anesthesia, and other selected pharmaceutical products.  These products are predominately sold to hospitals through the wholesale distribution channel.  We target products with limited competition due to difficulty in manufacturing and/or the product’s market size.

Contract Services Segment. We manufacture ophthalmic and injectable pharmaceutical products for third party pharmaceutical customers based on their specifications.

Biologics & Vaccines Segment. We marketed adult Td vaccines during 2008, 2009 and the first quarter of 2010, as well as flu vaccines during 2008 and 2009. These vaccines were marketed directly to hospitals and physicians as well as through wholesalers and national distributors.  In the fourth quarter of 2009, the strategic decision was made to exit this segment, and we exited the biologics & vaccines segment in the first quarter of 2010.

Manufacturing. We have manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. (See Item 2. Properties, for more information.) Through our two manufacturing facilities, we manufacture a diverse group of sterile pharmaceutical products, including dye products, liquid injectables, lyophilized injectables, gels, and ophthalmic solutions and ointments for our ophthalmic, hospital drugs & injectables and contract services segments. Our Somerset facility manufactures ophthalmic solutions and ointment products for our ophthalmic and contract services segments, and gels for our hospital drugs & injectables segment. Our Decatur manufacturing facility manufactures dye products, liquid injectables, lyophilized injectables and ophthalmic solutions for our ophthalmic, hospital drugs & injectables and contract services segments.

Sales and Marketing. We rely on our sales and marketing teams to help us maintain and, where possible, increase our market shares in our predominantly non-proprietary product offering.  We have a three-tiered sales organization focused on our hospital drugs & injectables segment and our ophthalmic segment, which consists of (1) outside sales; (2) inside sales and customer service; and (3) national accounts sales. Outside sales representatives sell ophthalmic products directly to retinal surgeons and ophthalmologists, and sell hospital drugs & injectables directly to local hospitals to support compliance and pull through against group purchasing organization contracts. Inside sales and customer service augment our outside sales team in the sale of ophthalmic and hospital drugs & injectables products in markets where outside sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, retail pharmacy chains and group purchasing organizations that represent hospitals in the United States.  To support our contract services segment, we have a separate team that focuses on marketing our contract manufacturing capabilities through direct mail, trade shows and direct industry contacts.

Research and Development (“R&D”).  In February 2010, we opened a new R&D facility at the Illinois Science and Technology Park in Skokie, Illinois.  The majority of our internal product development activities are taking place at this facility, with a smaller subset occurring at our manufacturing plant in Somerset, NJ.  Our manufacturing plants in Decatur, IL and Somerset, NJ provide support for the latter phases of product development.  In addition, we continue to work with strategic partners for the external development of certain products.  We believe that having our own centralized and dedicated R&D facility will allow us to significantly increase the size of our product pipeline as well as shorten the time from project start to filing for approval with the U.S. Food and Drug Administration (“FDA”). As of December 31, 2010, we had 22 full-time employees directly involved in product research and development activities.

Research and development costs are expensed as incurred. Such costs amounted to $6,975,000, $4,764,000 and $6,801,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and includes both internal R&D expenses and milestone fees paid to our strategic partners.  Our strategic partnerships are discussed further in “Business Development.”

In 2010, we received four Abbreviated New Drug Application (“ANDA”) product approvals from the FDA.  In 2009, we received ten ANDA product approvals from the FDA.  As of December 31, 2010, we had 11 ANDA product submissions for generic pharmaceuticals under review at the Office of Generic Drugs: five from internal development and six from various strategic agreements with other external partners. In most but not all instances, we own, or will own, the ANDAs that are produced by our strategic partnerships. We plan to continue to file ANDAs on a regular basis in anticipation of selected pharmaceutical products coming off patent, thereby allowing us to compete by marketing generic equivalents. For more information, see “Government Regulation”.

No assurance can be given as to: (1) whether we will file New Drug Applications (“NDAs”) or ANDAs when anticipated; (2) whether or not we will ultimately develop marketable products based on any filings we do make; (3) the actual size of the market for any such products, or (4) whether our participation in such market would be profitable. See “Government Regulation” and Item 1A. Risk Factors – “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities”.

Business Development.  In additional to our internal research and development, we also maintain a business development program that identifies potential product acquisition or product licensing opportunities. We have strategically focused our business development efforts on products that complement our existing product lines and are expected to have few competitors.

In 2004, as part of our business development efforts, we entered into a 50/50 strategic partnership with Strides Arcolab Limited (“Strides”) in a new company named Akorn-Strides LLC (the “Joint Venture Company”) for the development and marketing of a number of injectable ANDA products for the U.S. hospital and alternate site markets.  Each partner funded the Joint Venture Company with $1,500,000 for initial development projects. See Item 8. Financial Statements and Supplementary Data, Note P – “Business Alliances” for more information.  Strides is responsible for developing, manufacturing and supplying products that are sold to the Joint Venture Company.  Akorn then provides sales and marketing services to the Joint Venture Company for sales of these products in the United States on an exclusive basis.  To supplement Strides’ manufacturing capabilities, during 2010 we began manufacturing one Joint Venture Company product in our Decatur, Illinois manufacturing plant.  The Joint Venture Company launched its first products in the second half of 2008.  For the years 2010, 2009 and 2008, the Joint Venture Company generated net sales of $16,260,000, $10,910,000 and $2,024,000, respectively. The Joint Venture Company product pipeline was limited to those products identified at the founding of the Joint Venture Company and placed into development shortly thereafter.

On December 29, 2010, the Joint Venture Company entered into a purchase agreement with Pfizer, Inc. (“Pfizer”) to sell all of its ANDAs to Pfizer for a purchase price of $63.2 million (the “Pfizer Sale Agreement”).  Pursuant to the terms of the Pfizer Sale Agreement, the Joint Venture Company will continue to sell its actively-marketed ANDA products through April 30, 2011.  The Joint Venture Company and Pfizer agreed to structure the sale by establishing two closings; an initial closing that occurred on December 29, 2010, when the Joint Venture Company delivered to Pfizer dormant and not yet approved ANDAs, and a contemplated May 1, 2011 closing, when the Joint Venture Company will transfer to Pfizer the actively-marketed and approved product ANDAs.

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

On November 16, 2004, we entered into an Exclusive License and Supply Agreement with Hameln Pharmaceuticals (“Hameln”) for two Orphan Drug NDAs — pentetate calcium trisodium (“Ca-DTPA”) and pentetate zinc trisodium (“Zn-DTPA”) – which were both approved by the FDA in August 2004 (collectively, the “DTPA Products”). The DTPA Products are antidotes for the treatment of radioactive poisoning. Under the terms of the agreement, we paid a one-time license fee of 1,550,000 Euros ($2,095,000 at such time) for an exclusive license for five years, subject to automatic extension for successive two-year periods.  Orphan drug exclusivity status is granted by the FDA for a period of seven years from the date of approval of the NDA. Hameln manufactures both drugs, and we market and distribute both drugs in the United States and Canada. We share revenues equally, subject to certain adjustments. We pay any annual FDA establishment fees and for the cost of any post-approval studies. On December 30, 2005, we were awarded a $21,491,000 contract from the United States Department of Health and Human Services (“HHS”) for these products which we subsequently sold to HHS in March of 2006. In December 2006, we sold HHS an additional $3,502,000 of these products. An automatic two-year extension in the Agreement would have extended this agreement until November 16, 2011.  However, in September 2009, we agreed with Hameln to early terminate the agreement on September 30, 2010.  Our 2010, 2009 and 2008 sales were $244,000, $1,262,000 and $322,000, respectively, for these antidote products, none of which were sales to HHS.

On March 7, 2006, we entered into a 10-year exclusive agreement with Cipla, Ltd. (“Cipla”), an Indian pharmaceutical company located in Mumbai, India. Under the terms of the agreement, Cipla manufactures and supplies oral Vancomycin, an ANDA anti-infective in capsule form, using our formulation, and we are responsible for the ANDA regulatory submission and clinical development. We also funded the purchase of specialized manufacturing equipment and paid Cipla milestone fees for Cipla’s assistance with ANDA development and submission. We agreed to purchase oral Vancomycin from Cipla and Cipla agreed to supply this product to us on an exclusive basis in the United States. We will own the ANDA in the United States.  We are still awaiting final FDA review and approval for generic oral Vancomycin capsules.

On March 22, 2007, we entered into an Exclusive Distribution Agreement (the “MBL Distribution Agreement”) with Massachusetts Biological Laboratories of the University of Massachusetts (“MBL”) for distribution of Td vaccines.  MBL manufactured the Td vaccine products and we marketed and distributed them on an exclusive basis in the United States and Puerto Rico.  In July 2008, the MBL Distribution Agreement was amended to: (i) allow us to destroy our remaining inventory of Td vaccine, 15 dose/vial, in exchange for receiving an equivalent number of doses of preservative-free Td vaccine, single-dose/vial (the "Single-dose Product") at no additional cost other than destruction and documentation expenses; (ii) reduce the aggregate purchase price of the Single-dose Product during the first year of the MBL Distribution Agreement by approximately 14.4%; (iii) reduce our purchase commitment for the second year of the MBL Distribution Agreement by approximately 34.7%; and (iv) reduce our purchase commitment for the third year of the MBL Distribution Agreement by approximately 39.5%.

We were unable to make a payment of approximately $3,375,000 for Td vaccine products that was due to MBL by February 27, 2009 under our MBL Distribution Agreement.  While we made a partial payment of $1,000,000 to MBL on March 13, 2009, we were also unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009.  Accordingly, we entered into a letter agreement with MBL on March 27, 2009 ("MBL Letter Agreement"), pursuant to which we agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010.  In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we provided MBL a standby letter of credit to secure our obligation to pay amounts due to MBL, and we were released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such letter of credit.   Pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement provided that we comply with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.

We made all scheduled payments to MBL during 2009 and 2010 in accordance with the MBL Letter Agreement and sold all existing Td inventory by December 31, 2009.  We subsequently agreed to a limited sale of Td vaccine in the first quarter of 2010.  However, we were not able to reach a long-term agreement with MBL regarding the business terms that would govern the purchase of new Td inventory.  As a result, on December 14, 2009, MBL delivered to us a ninety-day notice of termination of the MBL Distribution Agreement, and accordingly, the MBL Distribution Agreement terminated on March 14, 2010.  Upon the termination of this agreement, we exited the biologics & vaccines segment.

Patents, Trademarks and Proprietary Rights. We consider the protection of discoveries in connection with our development activities important to our business. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate. As of December 31, 2010, we had received two U.S. patents which expire in 2019 and had three additional U.S. patent applications pending and one international patent pending. The importance of these patents does not vary among our business segments.

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

Employee Relations. As of December 31, 2010, we had 410 full-time employees of which 188 worked at our manufacturing facilities in Decatur, Illinois, 101 worked at our manufacturing facility in Somerset, New Jersey and the remaining 121 worked in corporate support functions, either at our corporate offices in Lake Forest, Illinois, our R&D facility in Skokie, Illinois, our distribution facility in Gurnee, Illinois, or in outside sales in major metropolitan areas throughout the United States. We believe we have good relations with our employees.  None of our employees is represented by a collective bargaining agreement.

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

Competitors in our biologics & vaccine market included Sanofi Aventis and GlaxoSmithKline plc.  The vaccine segment competed primarily on the basis of price and service.

Suppliers and Customers. In 2010, 2009 and 2008, purchases from MBL represented 14%, 38% and 62% of our purchases, respectively.  In 2010, 2009 and 2008, MBL was our sole supplier of Td vaccine for our biologics & vaccines segment.   As discussed above, our MBL Distribution Agreement terminated on March 14, 2010 and we anticipate no future purchases of vaccine products from MBL.  No other suppliers represented 10% or more of our purchases in 2010, 2009 or 2008.

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

In 2010, 2009 and 2008, a high percentage of our sales were to the three large wholesale drug distributors noted below.  These three large wholesale drug distributors account for a large portion of our gross sales, net revenues and accounts receivable in all our business segments except for contract services. The three distributors are:

●	AmerisourceBergen Corporation (“AmerisourceBergen”);
●	Cardinal Health, Inc. (“Cardinal”); and
●	McKesson Drug Company (“McKesson”).

On a combined basis, these three wholesale drug distributors accounted for approximately 64% of our total gross sales and 45% of our net revenue in 2010, and 70% of our gross accounts receivable as of December 31, 2010. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for more information).

The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2010, 2009 and 2008:

	2010			2009			2008
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
AmerisourceBergen	24%	17%	32%	25%	21%	44%	16%	12%	7%
Cardinal	25%	17%	31%	21%	19%	21%	23%	19%	41%
McKesson	15%	11%	7%	16%	14%	6%	10%	14%	6%
Combined Total	64%	45%	70%	62%	54%	71%	49%	45%	54%

AmerisourceBergen, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. We consider our business relationships with these three wholesalers to be in good standing and have fee for services contracts with each of them. A change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A Risk factors – “We depend on a small number of distributors, the loss of any of which could have a material adverse effect” for more information.

Backorders. As of December 31, 2010, we had approximately $545,000 of products on backorder as compared to approximately $1,404,000 of backorders as of December 31, 2009. We anticipate filling all current open backorders during 2011.

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

We are subject to periodic inspections by the FDA and the DEA.  In March 2007, we receive an FDA Warning Letter (the “Warning Letter”) following a routine inspection of our Decatur, Illinois manufacturing facility in September 2006.  The Warning    Letter alleged violations of the current cGMP regulations. We responded to the Warning Letter in April 2007 providing clarifying information and describing corrective actions planned and/or completed   After subsequent FDA inspection of our Decatur facility in July/August 2007 and related communications between us and the FDA, we were notified by the FDA in December 2007 that all cGMP issues had been satisfactorily resolved, resulting in removal of the Warning Letter's potential restrictions on new product approvals, approval of the lyophilization and filling operations of the Decatur facility and approval of the site transfer for manufacture of IC Green to the Decatur facility.  Subsequent FDA inspections, the most recent of which was conducted during August and September 2010 at our Decatur, Illinois manufacturing facility, have produced no observations resulting in warning letters.  The Warning Letter had no impact on FDA approved products manufactured or distributed by our Decatur facility, and we have continued to submit and received FDA approval for the manufacture of additional new products at our manufacturing plants in Decatur, Illinois and Somerset, New Jersey.   Throughout the five year period ended December 31, 2010, there have been no product interruptions associated with regulatory inspection or review activities.

Product Recalls. We were prompted to initiate one product recall of our Cyanide Antidote Kit during 2008, due to the third quarter recall notification by Becton, Dickinson and Company (“BD”), of their 60ml syringe.  This syringe is included as part of a packaged kit along with drug components manufactured and sourced by us, to support the Cyanide Antidote Kit.  Our recall of the Cyanide Antidote Kit was necessitated by the BD recall, and has resulted in no patient impact and no shortage of product supply to the marketplace. We recorded a $440,000 additional provision to sales returns in 2008 to recognize the impact of this recall.  In 2009, we recorded an additional sales returns provision of $102,000, which is net of a $140,000 settlement we received from BD related to the Cyanide Antidote Kit recall.  Our supporting efforts were reviewed by the FDA, as part of our due diligence in apprising the Agency of our reaction to the BD recall.  There were no product recalls during 2010 or 2009.

DEA Regulation. We also manufacture and distribute several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product.  There were no DEA citations issued to us in 2010 or 2009.

Environment. We do not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Foreign Sales. During 2010, 2009 and 2008, approximately $1,139,000, $818,000 and $1,384,000 of our net revenue, respectively, was from customers located in foreign countries.

Seasonality and other Cyclical Sales Fluctuations. Most of our business segments do not experience significant seasonality.  We do market certain allergy products that typically generate higher sales volume in the warmer months, but these products do not materially impact our overall sales trends.  Additionally, we market various antidote products through our Hospital Drugs & Injectables segment, the sales of which are largely timed to the expiration of existing stock held by our ongoing customers.  The products we previously marketed through our Biologics & Vaccines segment were subject to seasonal fluctuations, with Td vaccines sold in the spring through fall seasons and flu vaccine products typically sold in the August through November period.  We discontinued distribution of flu vaccines during 2009 and ceased distribution of Td vaccines as of March 14, 2010 upon the termination of our MBL Distribution Agreement.

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

We are party to a revolving Credit Agreement with EJ Funds LP (“EJ Funds”), a company controlled by our Chairman, Dr. John Kapoor.  This Credit Agreement was originally entered into on January 7, 2009 as a $25 million revolving credit agreement between General Electric Capital Corporation (“GE Capital”) and us.  On February 19, 2009, GE Capital applied a reserve against availability under the Credit Agreement due to concerns about our prospective compliance with certain covenants, capping our borrowing availability at its then current outstanding balance, which was $5,523,620.   On March 31, 2009, we consented to an assignment of rights and obligations under the Credit Agreement from GE Capital to EJ Funds.  At that time, availability was capped at $5,650,000, but was subsequently increased to $10 million on August 17, 2009 upon completion of negotiations with EJ Funds.  Under the negotiated terms, agreed to in the negotiations, we were not subject to debt covenants until April 1, 2010 and therefore had no limit on availability through that date.  However, after that date, availability is dependent upon our maintaining compliance with various covenants. Should we fail to maintain compliance with these covenants, availability under the Credit Agreement could be restricted which would negatively impact our liquidity and may require us to seek additional sources of capital in order to maintain our continuing operations or to fund growth opportunities.

We may need to obtain additional capital to continue to grow our business.

It is possible that we will require additional funds in order to materially grow our business. We require substantial liquidity to implement long-term cost savings and productivity improvement plans, continue capital spending to improve our manufacturing plants to increase capacity and support product development programs, meet scheduled term debt and lease maturities, and run our normal business operations. We may seek additional funds through public and private financing, including equity and debt offerings. However, adequate funds through the financial markets or from other sources may not be available to us when needed or on terms favorable to us.  Without sufficient additional capital funding, we may be required to delay, scale back or abandon some or all of our product development, manufacturing, acquisition, licensing and marketing initiatives, or operations. Further, such additional financing, if obtained, may require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders and could include covenants and restrictions that limit our ability to operate or expand our business in a manner that we deem to be in our best interest.

Unstable market and economic conditions may have serious adverse consequences on our business.

Our general business strategy may be adversely affected by general economic conditions, a volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit market conditions do not improve, we may have difficulty obtaining desired debt or equity financing, or obtaining such financing may be more difficult, more costly, and more dilutive. A prolonged or profound economic downturn could result in adverse changes to product reimbursement, pricing or sales levels, which would harm our operating results. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn.

We depend on a small number of distributors, the loss of any of which could have a material adverse effect.

A small number of large wholesale drug distributors account for a significant portion of our gross sales, net revenues and accounts receivable. The following three wholesalers – AmerisourceBergen, Cardinal and McKesson – accounted for approximately 64% of total gross sales and 45% of total net revenues in 2010, and 70% of gross trade receivables as of December 31, 2010. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations. A change in purchasing patterns or inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, results of operations and cash flows.

Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities.

Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. We may fail to meet our anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that we have submitted or anticipate submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our strategic business alliance infrastructure. There can be no assurance that we or our strategic business alliances will successfully develop new pharmaceutical products or, if developed, successfully integrate new products into our existing product lines. In addition, there can be no assurance that we will receive all necessary FDA approvals or that such approvals will not involve delays, which adversely affect the marketing and sale of our products. Our failure to develop new products, to maintain substantial compliance with FDA compliance guidelines or to receive FDA approval of ANDAs or NDAs, could have a material adverse effect on our business, financial condition and results of operations.

We have entered into several strategic business alliances that may not result in marketable products.

We have entered into several strategic business alliances that have been formed to supply us with low cost finished dosage form products. Since 2004, we have entered into various purchase and supply agreements and license agreements that are all designed to provide finished dosage form products that can be marketed through our distribution pipeline. There can be no assurance that these agreements will result in additional FDA-approved ANDAs or NDAs, or that we will be able to market any such additional products at a profit. In addition, any clinical trial expenses that we incur may result in adverse financial consequences to our business.

Our growth and profitability is dependent on our ability to successfully utilize our existing cash reserves to complete strategic acquisitions or to identify, acquire or develop new products to market and distribute.

We continue to seek out growth opportunities, either by completing strategic acquisitions or by developing and introducing new pharmaceutical products. Continued improvement in our financial performance is dependent on our ability to introduce new products on an ongoing basis, whether developed internally or by third party partners, or acquired from other companies.  In December 2010, the Joint Venture Company sold all of its ANDAs to Pfizer for $63.2 million in cash, of which our share was $35 million. We intend to pursue strategic acquisition opportunities and/or acquire or develop new products to compensate for the loss in ongoing revenue, income and cash flow from the Joint Venture Company as a result of this sale.  Any delays or an inability to successfully identify suitable acquisition targets, or acquire or develop, and market and distribute new products may result in adverse financial consequences to our business.

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

We rely on external third parties to manufacture certain of the products we sell.  Currently, due to our exit from the biologics & vaccines segment, this risk is limited to a few Akorn products that represent an immaterial percentage of our revenue and gross profit.  However, we expect this risk to become more significant as we receive approvals for new products to be manufactured through our strategic partnerships and as we seek additional growth opportunities beyond the capacity and capabilities of our two manufacturing facilities.  If we are unable to obtain or retain third-party manufacturers for these products on commercially acceptable terms, we may not be able to distribute such products as planned.  Further, no assurance can be given that the manufacturers we use will be able to provide us with sufficient quantities of our products to meet our needs or that the products supplied to us will meet our specifications.  Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The Chairman of our Board of Directors is subject to conflicts of interest.

Dr. John N. Kapoor, Ph.D., the Chairman of our Board of Directors and a principal shareholder, is the President of EJ Financial Enterprises, Inc. (“EJ Financial”), a health care consulting investment company. EJ Financial is involved in the management of health care companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete.  Dr. Kapoor is also a lender to us, providing us with a $10,000,000 revolving Credit Agreement through EJ Funds, an entity for which EJ Financial is the sole general partner.  Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.

We depend on key executive officers and must continue to attract and retain key personnel in order to compete successfully.

Our success will depend, in part, on our ability to attract and retain key executive officers. We are particularly dependent upon John N. Kapoor, Ph.D., Chairman of our Board of Directors.  In addition to serving as our Chairman, Dr. Kapoor is also currently our primary lender on our $10,000,000 revolving Credit Agreement.  (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Credit Facility” and “Subordinated Debt”.)  The departure of Dr. Kapoor as our chairman or the removal of his financial support from our business could have a material adverse effect on our financial condition.

Mr. Rajat Rai currently serves as our chief executive officer under the terms of a consulting agreement expiring on December 7, 2012, subject to a twelve-month renewal thereafter.  Our inability to retain Mr. Rai, or the loss of one or more of our key executive officers could have a material adverse effect on our business, financial condition and results of operations.

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

Dr. John Kapoor, who serves as Chairman of our Board of Directors, owns, directly and indirectly, a substantial portion of our outstanding voting common stock.  Further, Dr. Kapoor is a substantial Akorn creditor.  As a result, Dr. Kapoor can strongly influence, and potentially control, the outcome of our corporate actions, including the election of our directors and transactions involving a change of control.  Decisions made by Dr. Kapoor with respect to his, and his related parties’, ownership or trading of our common stock, or with regards to our outstanding debt, could have an adverse effect on the market value of our common stock and an adverse effect on our business.

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

The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products, or items within our products, may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. We were prompted to initiate one product recall of our Cyanide Antidote Kit during 2008, due to the third quarter recall notification by BD, of their 60ml syringe.  This syringe is included as part of a packaged kit along with drug components manufactured and sourced by us, to support the Cyanide Antidote Kit.  Our recall of the Cyanide Antidote Kit was necessitated by the BD recall, and has resulted in no patient impact and no shortage of product supply to the marketplace.  Our supporting efforts were reviewed by the FDA, as part of our due diligence in apprising the FDA of our reaction to the BD recall.  There were no product recalls in 2010 or 2009.

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

We currently have product liability insurance in the amount of $10,000,000 for aggregate annual claims with a $100,000 deductible per incident and a $500,000 aggregate annual deductible.  However, there can be no assurance that such insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on our business, financial condition and results of operations.

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

We face significant competition from other pharmaceutical companies, including major pharmaceutical companies with financial resources substantially greater than ours, in developing, acquiring, manufacturing and marketing pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, under development or acquired by other pharmaceutical companies, may be more effective or offered at lower prices than our current or future products. The industry is characterized by rapid technological change that may render our products obsolete, and competitors may develop their products more rapidly than we can. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of ours. We believe that competition in sales of our products is based primarily on price, service and technical capabilities. There can be no assurance that: (i) we will be able to develop or acquire commercially attractive pharmaceutical products; (ii) additional competitors will not enter the market; (iii) our existing products will not be rendered obsolete by the introduction or switch to generic of competing products; or (iv) competition from other pharmaceutical companies will not have a material adverse effect on our business, financial condition and results of operations.

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

The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (i) successfully challenge our patents or proprietary rights; (ii) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed there from. Consequently, there can be no assurance that others will not independently develop pharmaceutical products similar to or rendering obsolete those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Further, virtually all the drug products that we market are generics, with essentially no patent or proprietary rights attached.  While this fact allowed us the opportunity to develop or purchase and obtain FDA approval to market our generic products, it also allows competing drug companies to do the same.  Should multiple additional drug companies choose to develop and market the same generic products that we actively market, our profit margins could decline, which would have a material adverse effect on our business, financial condition and results of operations.

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

If the price per share of our common stock at the time of exercise or conversion of any warrants or stock options is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2010, holders of our outstanding warrants and options would receive 16,583,843 shares of our common stock at a weighted average exercise price of $1.86 per share. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock which may result in substantial dilution of the existing ownership interests of our common shareholders.

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

Our results of operations may vary from quarter to quarter due to a variety of factors including, but not limited to, the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of NDAs or ANDAs for our products, expenditures to comply with governmental requirements for manufacturing facilities, expenditures incurred to acquire and promote pharmaceutical products, changes in our customer base, a customer’s termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, seasonal or cyclical fluctuations in the sales of certain of our products, the introduction of new products or technological innovations by our competitors, loss of key personnel, changes in the mix of products sold by us, changes in sales and marketing expenditures, competitive pricing pressures, expenditures incurred to pursue or contest pending or threatened legal action and our ability to meet our financial covenants. There can be no assurance that we will be successful in avoiding losses in any future period. Such fluctuations may result in volatility in the price of our common stock.

“Penny Stock” rules may make buying or selling our common stock difficult.

The market price of our stock price is currently above $5.00 per share, but had closed below $5.00 per share prior to November, 2010.   Stock trades involving stocks that bear a market value below $5.00 per share may be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules impose certain restrictions and obligations upon broker-dealers prior to executing a transaction involving penny stocks for their customers.  Such requirements may discourage broker-dealers from effecting transactions in our common stock, which could limit the market price and liquidity of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own two facilities in Decatur, Illinois.  One is a 76,000 square foot facility, located on 15 acres of land, which is currently used for packaging, distribution, warehousing and office space.  The other is a 65,000 square-foot manufacturing facility. Our Decatur facilities support our ophthalmic, hospital drugs & injectables, and contract services segments.

Our wholly-owned subsidiary, Akorn (New Jersey) Inc. leases approximately 50,000 square-foot facility in Somerset, New Jersey pursuant to a seven-year lease agreement that commenced on August 1, 2010. The lease allows us the option to renew for up to four additional 5-year periods beyond the initial expiration date of July 31, 2017.  The Somerset facility is used for drug manufacturing, research and development and administrative activities related to our ophthalmic and hospital drugs & injectables segments.

Our current space in Decatur is considered adequate to accommodate our manufacturing needs for the foreseeable future and we have expanded our manufacturing space and continue to make capital improvement at our Somerset production facility to accommodate both current demand and anticipated future growth opportunities.

Our corporate headquarters and administrative offices consist of 34,000 square feet of leased space in an office building in Lake Forest, Illinois.  Effective April 1, 2010, we sublet approximately 4,100 square feet of this space to EJ Financial, a company wholly-owned by the Chairman of our Board of Directors.  We also maintain a leased space in Gurnee, Illinois, consisting of 74,000 square feet in total, to accommodate our product warehousing and distribution needs.  Both leases extend through March 2018.  On February 1, 2010, we took occupancy of a 5,800 square foot leased space in the Illinois Science & Technology Park in Skokie, Illinois for purposes of supporting our research and development efforts.  Effective November 30, 2010, we amended the lease to add additional space, bringing the total leased space to 8,700 square feet.  The initial term of this lease extends through January 31, 2016.

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

On April 3, 2009, our former President and Chief Executive Officer, Arthur Przybyl, filed a demand for arbitration against the Company under his April 24, 2006 Executive Employment Agreement (the "Employment Agreement").  A copy of the Employment Agreement was included as Exhibit 10.1 to the Current Report on Form 8-K we filed with the SEC on April 28, 2006.  Mr. Przybyl initiated this arbitration with the Chicago, Illinois office of the American Arbitration Association under an arbitration provision in the Employment Agreement.  In his arbitration demand, Mr. Przybyl sought severance and related benefits that would have been payable under the Employment Agreement were Mr. Przybyl terminated without cause and had he met additional requirements.  Mr. Przybyl demanded more than $1,250,000.  In our response to Mr. Przybyl’s claim, we asserted counterclaims against Mr. Przybyl for (among other things) breach of contract and breach of fiduciary duty.  We sought affirmative monetary relief under our counterclaims

On November 9, 2010, we entered into a confidential settlement agreement with Mr. Przybyl.  The settlement contained mutual general releases of all claims between the parties.  In connection with the settlement, we recognized expenses of approximately $600,000 in the fourth quarter of 2010.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock for the two most recent fiscal years and for the first quarter of our current fiscal year. On February 7, 2007, our common stock was listed on the NASDAQ Global Market under the symbol “AKRX” and continues to be listed there as of the date hereof.  Previously, from November 24, 2004 until February 6, 2007, our common stock was listed on the American Stock Exchange under the symbol “AKN.”

	High	Low
Year Ending December 31, 2011
1st Quarter (through March 9, 2011)	$6.20	$4.87
Year Ended December 31, 2010
4th Quarter	$6.50	$3.86
3rd Quarter	4.07	2.80
2nd Quarter	3.31	1.36
1st Quarter	1.89	1.27
Year Ended December 31, 2009
4th Quarter	$2.00	$1.22
3rd Quarter	1.75	0.92
2nd Quarter	1.29	0.73
1st Quarter	2.69	0.86

As of March 9, 2011, 94,189,029 shares of our common stock were outstanding, held by approximately 448 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 9, 2011 was $5.54 per share.

We did not pay cash dividends in 2010, 2009 or 2008 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we are currently prohibited from making any dividend payment under the terms of our various financing relationships.

For information regarding unregistered sales of our securities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Overview.”

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this report.

EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders.

The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by our Board of Directors on November 6, 2003 and approved by our stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options were granted and none remain outstanding as of December 31, 2010.  On March 29, 2005, our Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this plan was subsequently approved by our stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. Starting on May 27, 2005, all new awards have been granted under the Amended 2003 Plan.  The aggregate number of shares of our common stock authorized to be issued pursuant to awards granted under the Amended 2003 Plan was initially set at 5,000,000.  On August 7, 2009, our shareholders voted affirmatively to increase the number of shares available for issuance under the Amended 2003 Plan to 11,000,000.  Under the Amended 2003 Plan, 12,258,000 options have been granted to employees and directors, of which 3,884,000 options have been canceled or exchanged, 414,000 have been exercised and 7,960,000 remain outstanding as of December 31, 2010.  Options granted under the 2003 Stock Option Plan and the Amended 2003 Plan have exercise prices equivalent to the market value of our common stock on the date of grant and generally vest ratably on each grant date anniversary over a three-year period and expire five years from date of grant.

On November 19, 2009, we completed a tender offer to employees (the “Option Exchange Program”) for the purpose of completing a one-for-one exchange of their existing out-of-the-money vested and unvested options for new options granted at a price per option equal to the greater of $1.34 or the closing market price of our stock on November 19, 2009.  The Option Exchange Program applied to shares granted prior to February 27, 2009 under the 2003 Stock Option Plan or the Amended 2003 Plan.  Under the terms of the Option Exchange Program, new options were issued with the same vesting schedule and life in years as the surrendered options, except that the clock on both vesting and expiration was restarted on November 19, 2009.  Accordingly, in certain cases, vested options were exchanged for unvested options.  A total of 1,744,069 options were eligible for exchange and 1,637,652 options were actually surrendered and exchanged under the Option Exchange Program.  The grant price on the new options was $1.60 per share, the closing price of our common stock on November 19, 2009.  In relation to the Option Exchange Program, we filed a Schedule TO-I with the Securities and Exchange Commission on October 21, 2009 and a Schedule TO-I/A on November 20, 2009 once the offering was completed.

The Amended and Restated Akorn, Inc. Employee Stock Purchase Plan (the “Akorn ESPP”) permits eligible employees to acquire shares of our common stock through payroll deductions in whole percentages from 1% and 15% of base pay, at a 15% discount from the market price of our common stock, subject to an annual maximum purchase of $25,000 in market value of common stock.  A maximum of 2,000,000 shares of our common stock may be issued under the terms of the ESPP.  Shares issued under the ESPP cannot be sold until ninety days after the purchase date.

The following table sets forth certain information as of December 31, 2010, with respect to compensation plans under which shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation plans approved by security holders:
2003 Amended Plan	7,960,221	$1.87	2,079,455
Akorn ESPP (1)	—	n/a	851,507
Total	7,960,221	$1.87	2,930,962

(1)
Under the Akorn ESPP, the options are exercised and shares become issuable at the end of each calendar year.  For purposes of    the table above, shares issuable at December 31, 2010 have been treated as issued.

Item 6. Selected Financial Data

The following table sets forth selected summary historical financial data.  We have prepared this table using our consolidated financial statements for the five years ended December 31, 2010.  Our consolidated financial statements for 2010, 2009 and 2008 were audited by Ernst & Young LLP, independent registered public accounting firm, and our consolidated financial statements for 2007 and 2006 were audited by BDO Seidman, LLP, independent registered public accounting firm.  This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
(In thousands, except per share data)
Revenues	$86,409	$75,891	$93,598	$52,895	$71,250
Gross profit	42,465	15,672	26,592	11,400	26,880
Operating income (loss)	11,272	(19,512)	(7,183)	(19,815)	(4,905)
Interest and other non-operating income (expense)	10,704	(5,792)	(752)	650	(1,055)
Pretax income (loss)	21,976	(25,304)	(7,935)	(19,165)	(5,960)
Income tax provision	152	2	4	3	3
Net income (loss)	21,824	(25,306)	(7,939)	(19,168)	(5,963)
Preferred stock dividends and adjustments	-	-	-	-	(843)
Net income (loss) available to common stockholders	$21,824	$(25,306)	$(7,939)	$(19,168)	$(6,806)
Weighted average shares outstanding:
Basic	92,801	90,253	89,209	87,286	73,988
Diluted	99,250	90,253	89,209	87,286	73,988
PER SHARE:
Equity	$0.90	$0.43	$0.69	$0.74	$0.95
Net income (loss):
Basic	0.24	(0.28)	(0.09)	(0.22)	(0.09)
Diluted	0.22	(0.28)	(0.09)	(0.22)	(0.09)

Share Price: High	6.50	2.69	8.19	8.00	6.61
Low	1.27	0.73	1.11	5.00	3.01
BALANCE SHEET DATA:
Current assets	$73,613	$26,069	$40,746	$45,722	$39,654
Net property, plant & equipment	32,731	31,473	34,223	32,262	33,486
Total assets	111,116	68,759	82,329	86,966	82,083
Current liabilities, including debt in default	21,940	21,666	18,103	21,000	10,253
Long-term obligations, less current installments	2,424	8,456	2,783	1,308	1,516
Shareholders’ equity	86,752	38,637	61,443	64,658	70,314
CASH FLOW DATA:
Cash provided by (used in) operating activities	$12,282	$(1,038)	$(5,420)	$(24,891)	$2,509
Cash provided by (used in) investing activities	31,555	(1,397)	(3,787)	(2,184)	(4,377)
Cash provided by (used in) financing activities	(3,831)	2,989	2,322	13,205	22,895
Increase/(decrease) in cash and cash equivalents	40,006	554	(6,885)	(13,870)	21,027

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

Ongoing segments:
■	Ophthalmic – sales of diagnostic and therapeutic ophthalmic drugs
■	Hospital Drugs & Injectables – sales of diagnostic and therapeutic injectables and other hospital drugs
■	Contract Services – sales of various drugs that we manufacture for others to distribute under their own brands

Segment terminated in the quarter ended March 31, 2010:
■	Biologics & Vaccines – sales of vaccines purchased from outside sources

In 2010 we reported net income rather than a net loss for the first time in a decade, grew revenues from the introduction of several new products, such as Hydromorphone Hydrochloride injection 10mg/mL and Erythromycin ophthalmic ointment, USP 1.0g and 3.5g, and stabilized our financial position and liquidity through cost containment efforts, improved inventory management and better plant utilization.  We ended the year with virtually no debt and over $41 million in cash and cash equivalents on our balance sheet.  Our cash reserves were significantly bolstered by the $35 million we received from the Joint Venture Company’s sale on December 29, 2010 of all of its ANDAs to Pfizer, Inc.  This transaction has provided us with capital that we expect to use to fund future growth plans and opportunities.

Our success during 2010 built on the momentum created by our new management team in the second half of 2009, during which time we focused on cost containment, improved business practices and inventory management, and accelerating our R&D activities to lay the groundwork for future growth.

On March 11, 2010, we completed a private placement of stock with Serum Institute of India (“Serum”), issuing 1,838,235 shares for $2.5 million.  In connection with this private placement, we issued 1,404,494 warrants, which were exercised by Serum on May 24, 2010 generating another $2.5 million in cash.  This $5 million of cash along with our positive operating cash flow for the year allowed us sufficient reserves to early pay the outstanding balance on our Subordinated Promissory Note (“Subordinated Note”) on December 16, 2010.  The Subordinated Note was held by a company controlled by our Chairman.

At the end of the first quarter of 2010, we exited the Biologics & Vaccines segment.  Beginning in 2007, we had been engaged in the marketing, sale and distribution of tetanus-diphtheria (“Td”) vaccines and influenza (“flu”) vaccines on behalf of various manufacturers.  We terminated distribution of flu vaccines in 2009 and terminated the distribution of Td vaccines in March 2010.  Our exit from this segment was the result of a strategic decision to focus on our three core product segments and was hastened by our inability to reach agreement with MBL regarding the terms of a new Td vaccine purchase agreement.  We remain committed to growing our three core segments:  Ophthalmic; Hospital drugs & injectables; and Contract services.

RESULTS OF OPERATIONS

For the years 2010, 2009 and 2008, we have identified and reported operating results for four distinct business segments:  Ophthalmic; Hospital drugs & injectables; Contract services; and Biologics & vaccines. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), is our CEO.  Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information.  We exited the Biologics & vaccines segment in the first quarter of 2010.

The following table sets forth the amounts and percentages of total revenue for certain items from our Consolidated Statements of Operations and our segment reporting information for the years ended December 31, 2010, 2009 and 2008 (dollar amounts in thousands):

	2010		2009		2008
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Ophthalmic	$32,750	37.9%	$20,169	26.6%	$20,447	21.8%
Hospital drugs & injectables	28,872	33.4%	16,456	21.7%	19,627	21.0%
Contract services	19,606	22.7%	8,155	10.7%	8,922	9.5%
Biologics & vaccines	5,181	6.0%	31,111	41.0%	44,602	47.7%
Total revenues	86,409	100.0%	75,891	100.0%	93,598	100.0%
Gross profit and gross margin percentage:
Ophthalmic	19,453	59.4%	5,135	25.5%	5,752	28.1%
Hospital drugs & injectables	13,706	47.5%	2,744	16.7%	5,049	25.7%
Contract services	7,244	36.9%	1,304	16.0%	2,581	28.9%
Biologics & vaccines	2,062	39.8%	6,489	20.9%	13,210	29.6%
Total gross profit	42,465	49.1%	15,672	20.7%	26,592	28.4%
Operating expenses:
Selling, general & administrative expenses	22,721	26.3%	22,843	30.1%	25,620	27.4%
Research and development expenses	6,975	8.1%	4,764	6.3%	6,801	7.3%
Amortization & write-down of intangibles	1,497	1.7%	1,648	2.2%	1,354	1.4%
Supply agreement termination expense	—	0.0%	5,929	7.8%	—	0.0%
Operating income (loss)	$11,272	13.0%	$(19,512)	-25.7%	$(7,183)	-7.7%

Net income (loss)	$21,824	25.3%	$(25,306)	-33.3%	$(7,939)	-8.5%

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Our revenues were $86,409,000 in 2010, an increase of $10,518,000, or 13.9%, compared to 2009.  This increase in revenue was related to a number of factors, including the introduction of new products, such as Erythromycin ophthalmic ointment and Hydromorphone Hydrochloride, price increases for certain products, and increases in contract manufacturing for the Joint Venture Company and unrelated third party companies.  The increases in our core segments – ophthalmic, hospital drugs & injectables and contract services – offset a $25,930,000 decline in biologics & vaccines segment revenues due to our exit from this segment in March 2010.

Our 2010 revenues of $86,409,000 was net of adjustments totaling $50,474,000 for chargebacks, rebates, administration fees, returns, discounts and allowances.   Chargeback and rebate expense for 2010 was $45,028,000, or 32.9% of gross revenue, compared to 2009 expense of $29,821,000, or 26.6% of gross revenue.  The $15,207,000 increase in chargeback expense was due to higher gross sales volume in 2010 as well as an increase in the percentage of our sales that were through Group Purchasing Organization (“GPO”) contracts and thereby subject to chargeback adjustments.  This second factor, along with a shift in segment mix due to our exit from the biologics & vaccines segment, were the primary reasons that chargeback and rebate expenses increased as a percentage of gross sales in 2010.  Our products returns provision was $1,535,000 in 2010 compared to $4,806,000 in 2009.  This $3,271,000 decrease was due to improved inventory management practices and a related reduction of inventory days of our product at the major wholesalers, which resulted in lower actual product returns and a reduction to potential future returns.

Our consolidated gross profit for 2010 was $42,465,000, or 49.1% of revenue, compared to $15,672,000, or 20.7% of revenue, in 2009.  This gross profit increase of $26,793,000, or 171.0%, was due to several factors, including our introduction of new products in 2010 carrying higher profit margins, improved plant utilization and stable wholesaler inventory levels during 2010 compared to a strategic decrease of wholesaler inventory levels in 2009.  The gross profit margin on ophthalmic segment sales increased to 59.4% in 2010 compared to 25.5% in 2009, and the gross profit margin on hospital drugs & injectables increased to 47.5% in 2010 compared to 16.7% in the prior year.  These increases were due to a variety of factors, including sales from new products that carried higher profit margins, improved plant utilization, and selected price increases for certain of our existing products.  The gross profit margin on contract services increased to 36.9% in 2010 compared to 16.0% in the prior year, this increase being primarily attributable to improved plant utilization and price increases for certain products.

Selling, general and administrative (“SG&A”) expenses were $22,721,000 in 2010, a decrease of $122,000, or 0.5%, from the prior year.  This small decrease in SG&A expenses, despite the increase in sales volume, was primarily the result of significant cost reductions where we reduced personnel and travel costs, and also negotiated lower fees and operating costs with key service providers toward the end of 2009 and early 2010.  This was partially offset by increased management bonus and stock option expense in accordance with our improved financial performance in 2010.

Research and development (“R&D”) expenses were $6,975,000 in 2010 compared to $4,764,000 in 2009.  This increase of $2,211,000 was the result of a renewed focus on enhancing our internal R&D infrastructure in 2010, as we opened a new R&D center in Skokie, Illinois early in February 2010 and hired additional scientists to staff it.

Amortization of intangibles consists of the amortization of NDA and ANDA drug acquisition costs over the anticipated market life of the acquired products.  Amortization of intangibles was $1,497,000 in 2010 compared to $1,647,000 in 2009.  This decline was due to prior year write-downs of various intangible assets, along with the fact that we purchased no additional products in 2010.

In 2009, we incurred $5,929,000 in supply agreement termination expense related to the MBL Distribution Agreement for our distribution of Td vaccine products.   We were unable to make scheduled payments to MBL in February and March 2009, and negotiated a settlement agreement with MBL that changed our agreement from an exclusive to a non-exclusive agreement and also eliminated the future minimum purchase commitments contained in the original agreement.  We incurred no similar expense in 2010.

Write-off and amortization of deferred financing costs totaled $2,841,000 in 2010 compared to $2,013,000 in 2009.  In each year, the majority of the expense was related to write-offs.  In December 2010, we early paid the balance due under our Subordinated Note, writing off $1,176,000 of unamortized deferred financing costs and $585,000 of early payment fee.  In the prior year, in March 2009 we wrote off $1,454,000 of deferred financing costs upon the assignment of our Credit Agreement from GE Capital to EJ Funds.

Interest expense was $942,000 in 2010 compared to $1,516,000 in the prior year.  This decline was related to a lower level of borrowing under our revolving Credit Agreement.  We repaid the outstanding balance during the quarter ended March 31, 2010 and made no subsequent borrowings.

We are a 50% partner in the Joint Venture Company, which we account for using the equity method.  During 2010, we recorded $23,368,000 of equity in income from this unconsolidated joint venture, compared to $1,580,000 in the prior year.  Of the $23,368,000 income in 2010, $21,563,000 was related to our share of the gain from the Joint Venture Company’s sale of its ANDAs to Pfizer on December 29, 2010, and the remaining $1,805,000 was from the Joint Venture Company’s operations.  The Joint Venture Company entered into an Asset Purchase Agreement to sell the rights to all of its ANDAs to Pfizer for $63.2 million in cash.  This transaction is expected to result in income to Akorn of $34,943,000, of which $21,563,000 was recognized in the fourth quarter of 2010 and the remaining $13,380,000 is expected to be recognized in the second quarter of 2011.  The Asset Purchase Agreement contains two closing dates, with some ANDAs having been transferred on the initial close date of December 29, 2010 and the rest to be transferred on the final closing date of May 1, 2011.  The gains are being allocated between these two dates based on the relative fair value of the ANDAs transferred to Pfizer on each date. The Joint Venture Company will continue to market and sell the actively-marketed products through April 30, 2011 in “the ordinary course of business”, as defined in the Asset Purchase Agreement.  Thereafter, its operations are expected to essentially cease.

During 2010 and 2009, we incurred non-cash expenses of $8,881,000 and $3,843,000, respectively, related to the change in fair value of warrants we granted at various dates in 2009 to companies controlled by our Chairman, Dr. John Kapoor.  We classified the Kapoor Warrants as current liabilities from their grant dates until June 28, 2010, and adjusted their book values quarterly to reflect changes in their fair values.  As a result of an amendment to the registration rights agreement associated with these warrants, on June 28, 2010 we reclassified the Kapoor Warrants from current liabilities to a component of shareholders’ equity and made no subsequent fair value adjustments beyond that date.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Our consolidated revenues were $75,891,000 for 2009, a decrease of $17,707,000, or 18.9%, compared to 2008.  This decline was primarily attributable to the biologics & vaccines segment, which generated revenue of $31,111,000 in 2009 compared to $44,602,000 in 2008, a decline of $13,491,000, or 30.2%.  This decline related to lower sales of Td vaccine, combined with our decision during 2009 to exit the distribution of flu vaccine.  Ophthalmic revenue of $20,169,000 in 2009 was only slightly lower than our 2008 revenue of $20,447,000 for this segment.  Hospital drugs & injectables revenue declined by $3,171,000, or 16.2%, in 2009 compared to the prior year due to targeted wholesaler reduction in stocking levels and decreases in sales volume of anesthesia and antidote products.  Contract services revenue declined $767,000, or 8.6% in 2009 compared to 2008, mainly due to decreased order volumes on ophthalmic products.

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

For the year 2009, we recorded $1,580,000 of equity in earnings of unconsolidated joint venture related to our proportionate share of the earnings of the Joint Venture Company.  In 2008, we recorded $295,000 of equity in earnings of unconsolidated joint venture related to the Joint Venture Company.  This increase was due to increased sales volume in 2009 compared to 2008, which was the first year the Joint Venture Company began selling product.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We had cash and cash equivalents of $41,623,000 as of December 31, 2010 compared to $1,617,000 as of December 31, 2009, an increase of $40,006,000.  Our net working capital was $51,673,000 at December 31, 2010 compared to $4,403,000 at December 31, 2009.  This increase of $47,270,000 was primarily due to the $35,000,000 distribution we received from the Joint Venture Company related to the sale of its ANDAs to Pfizer on December 29, 2010, as well as our positive operating cash flows during the year.

During 2010, we generated $12,282,000 in positive cash flow from operations.  This positive operating cash flow was primarily due to the combination of $21,824,000 of net income, plus $19,489,000 of non-cash expenses.  These positive cash flows were partially offset by $23,368,000 amount for the equity in earnings of the Joint Venture Company, a $5,750,000 increase in inventories, and a $2,045,000 increase in accounts receivable.  In 2009, we generated negative cash flow from operations of only $1,038,000, despite the fact that our net loss for the year was $25,306,000.  This loss and our use of $5,509,000 to pay down accounts payable were largely offset by a $16,996,000 reduction in inventory and $14,722,000 on non-cash expenses.

In 2010, we generated $31,555,000 in cash flow from investing activities.  The primary source of this positive investing cash flow was $36,265,000 in distributions from the Joint Venture Company, of which $35,000,000 was received on December 30, 2010 as our proportionate share of the proceeds from the Joint Venture Company’s sale of its ANDAs to Pfizer on December 29, 2010.  Partially offsetting these positive cash flows was $4,710,000 of cash used for the purchase of property, plant and equipment, much of which was used for capital projects to expand production capabilities at our manufacturing plants.  In 2009, we used $1,397,000 of cash for investing activities, consisting of $1,147,000 used for the purchase of property, plant and equipment, and $250,000 used to acquire drug product licensing rights.

We used $3,831,000 in cash related to financing activities in 2010.  In the fourth quarter, we used $6,439,000 in cash to early pay the balance due under our Subordinated Note, plus applicable early payment fee, and we used $3,000,000 in the first quarter to pay off the outstanding balance under our revolving Credit Facility.  These uses of cash were partially offset by $4,969,000 in cash generated from a private sale of stock to Serum and subsequent warrant exercise, and $639,000 of proceeds from issuance of stock under our stock option plan and employee stock purchase plan.  In 2009, financing activities provided us with cash of $2,989,000, consisting of $3,000,000 borrowed under our revolving Credit Facility and $1,359,000 generated from employee stock plan activity, partially offset by $1,370,000 used to pay loan origination fees.

As of December 31, 2010, we had $41,623,000 in cash and cash equivalents and no outstanding balance under our credit facility with EJ Funds, leaving us the full $10,000,000 in borrowing capacity as of December 31, 2010.  There are no fees assessed on the unused portion of the Credit Facility.  We believe that our cash reserves, operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

Credit Facility

We are party to a $10 million revolving Credit Agreement (the “Credit Agreement”) with EJ Funds LP (“EJ Funds”) that extends through January 7, 2013.  Originally, we entered into the Credit Agreement on January 7, 2009 with General Electric Credit Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous Credit Facility with Bank of America that expired on January 1, 2009. Pursuant to the Credit Agreement, the Lenders agreed, among other things, to extend loans to us under a revolving credit facility (including a letter of credit sub-facility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). At our election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the base rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranged between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, we were to pay interest equal to an additional 2.0% per year. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. The negative covenants included restrictions on liens, indebtedness, payments of dividends, disposition of assets, fundamental changes, loans and investments, transactions with affiliates and negative pledges. The financial covenants included fixed charge coverage ratio, minimum-EBITDA, minimum liquidity and a maximum level of capital expenditures. In addition, our obligations under the Credit Agreement could have been accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default such as payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.

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

On January 7, 2009, we also entered into a Subordination Agreement with the Kapoor Trust and GE Capital, as agent for the Lenders. Pursuant to the Subordination Agreement, the Kapoor Trust and we agreed that the Subordinated Note payable to the Kapoor Trust was subordinated to the Credit Facility, except that so long as there was no event of default outstanding under the Credit Agreement, we could repay that debt in full if the repayment occurred by July 28, 2009.

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

On March 31, 2009, we consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds which transferred to EJ Funds all of GE Capital’s rights and obligations under the Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the Credit Agreement. Accordingly, GE was no longer our lender. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.  Dr. Kapoor is also the Chairman of our Board of Directors and a significant shareholder in our company.

In connection with the Assignment of the Credit Agreement to EJ Funds, on April 13, 2009, we entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) provided an extended cure period until July 22, 2009 for any event, other than specified types of “material defaults” listed in the Modification Agreement, which could constitute an event of default under the Credit Agreement, unless that period is terminated earlier due to the occurrence of a material default or as otherwise provided in the Modification Agreement, (iii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly, (iv) granted a security interest in and lien upon all the collateral under the Credit Agreement to the Kapoor Trust as security for the Subordinated Note, and (v) requires the us, within 30 days after the date of the Modification Agreement, to enter into security similar to the corresponding security documents under the Credit Agreement for the Kapoor Trust’s interest in connection with the Subordinated Note. The Modification Agreement also granted EJ Funds the right to require us to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require us to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, we agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

Pursuant to the Modification Agreement, on April 13, 2009, we granted EJ Funds a warrant (the “Modification Warrants”) to purchase 1,939,639 shares of its common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrants expire five years after issuance and are exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. Under the Modification Agreement, we have the right to convert the Subordinated Note into term indebtedness under the Credit Agreement in exchange for additional warrants, on terms substantially identical to the Modification Warrant, to purchase 343,299 shares of its common stock for each $1,000,000 of converted debt. The exercise price of those warrants would also be $1.11 per share.

On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on its Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. The Credit Facility is secured by our assets and is not subject to debt covenants until April 1, 2010. In connection with this loan commitment increase, we issued EJ Funds 1,650,806 warrants (the “Credit Facility Warrants”) to purchase its common stock at an exercise price of $1.16, the closing price of our stock on August 14, 2009. The estimated fair value of these warrants, using a Black-Scholes valuation model, was $1,238,000 on August 17, 2009, and this amount was capitalized as financing costs and is being amortized over the remaining term of the Credit Facility.

In 2008, we capitalized $272,000 of loan origination fees and costs in association with the Credit Facility. In 2009, we incurred closing costs and additional legal fees related to the Credit Facility of $1,182,000. Upon the assignment of the Credit Facility to EJ Funds effective March 31, 2009, we expensed the total deferred financing costs of $1,454,000 and capitalized $1,518,000 in costs related to the Assignment.  This $1,518,000 represents the fair value of the Modification Warrants and other ancillary costs we incurred related to the Assignment of the Credit Facility to EJ Funds.  This $1,518,000 along with the $1,238,000 we capitalized on August 17, 2009 in connection with our issuance of the Credit Facility Warrants is being amortized over the remaining life of the Credit Facility.  In 2010, we recorded expense of $772,000 related to our amortization of these deferred financing costs.

On January 13, 2010, the parties entered into an amendment to the Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a limit on capital expenditures of $7,500,000 in 2010, $5,000,000 in 2011, and $5,000,000 in 2012 and (2) a requirement to have positive liquidity throughout the life of the Credit Agreement.  Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.  The capital expenditures limit allows that any unused portion from one year may be carried over and added to the next year’s limit.

On January 27, 2011, we and EJ Funds signed a Waiver and Consent that waived our obligation to comply with the capital expenditure limit for 2011.

Subordinated Debt

On July 28, 2008, we borrowed $5,000,000 from the Kapoor Trust dated September 20, 1989, the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Chairman of our Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Note. The Subordinated Note accrued interest at a rate of 15% per year and was due and payable on July 28, 2009.

On August 17, 2009, we refinanced our $5,000,000 Subordinated Note payable to the Kapoor Trust. The principal amount was increased to $5,853,267 to include interest accrued through August 16, 2009 and the term of the Subordinated Note was extended by an additional five years to August 17, 2014.  The interest rate remained unchanged at 15% per year, and interest on the refinanced note was payable monthly. As part of this refinancing agreement, we issued to the Kapoor Trust an additional 2,099,935 warrants (the “Subordinated Note Warrants”) to purchase our common stock at an exercise price of $1.16, the closing price of the our stock on August 14, 2009. The fair value of these warrants on August 17, 2009, as calculated using a Black-Scholes valuation model, was $1,575,000.  This amount, along with $28,000 in legal fees, was capitalized as deferred financing costs and was being amortized over the term of the subordinated debt.

On December 16, 2010, we voluntarily prepaid the principal of the Subordinated Note, along with a 10% early payment fee and all accrued interest.  Our total cash payment on December 16, 2010, including principal, accrued interest, and the early payment fee, was $6,475,176.  Upon completing this early payment we expensed the remaining $1,176,000 unamortized balance of the $1,603,000 in deferred financing costs incurred when we refinanced the Subordinated Note.

Other Indebtedness

In June 1998, we entered into a 10-year, $3,000,000 mortgage agreement with Standard Mortgage Investors, LLC. The mortgage note bore a fixed interest rate of 7.375% and was secured by the real property located in Decatur, Illinois.  The final payment of principal and interest was completed in the second quarter of 2008 to retire this mortgage.

Preferred Stock and Warrants

Series B Preferred Stock and Warrants

On August 23, 2004, we issued to certain investors an aggregate of 141,000 shares of Series B 6.0% Participating Preferred Stock (“Series B Preferred Stock”) at a price of $100 per share, that was convertible into common stock at a price of $2.70 per share, with warrants to purchase 1,566,667 additional shares of common stock at an exercise price of $3.50 per share (the “Series B Warrants”).  There were 455,556 Series B Warrants outstanding as of December 31, 2008.  These remaining warrants expired unexercised on August 23, 2009.  We received net proceeds of approximately $13,044,000 from our issuance of the Series B Preferred Stock.  This dollar amount is net of investment banker fees and expenses and other transaction costs of approximately $1,056,000.

Other Warrants

PIPE Warrants

On March 8, 2006, we issued 4,311,669 shares of our common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock. The warrants were exercisable for a five year period ended March 8, 2011 at an exercise price of $5.40 per share and may be exercised by cash payment of the exercise price or by means of a cashless exercise.  Holders submitted 77,779 warrants for cashless exercise during 2010, leaving 1,431,309 remaining outstanding as of December 31, 2010.  Subsequently, during the period from January 1, 2011 through March 8, 2011, holders submitted 1,197,975 of the warrants for exercise.  The remaining 233,334 warrants expired unexercised on March 8, 2011.

Kapoor Warrants

During 2009, in connection with modifications to our Subordinated Note, Credit Agreement and MBL Distribution Agreement, we granted various warrants to acquire our common stock (the “Kapoor Warrants”) to EJ Funds and the Kapoor Trust, companies controlled by the Chairman of our Board of Directors, Dr. John N. Kapoor.  Each of the Kapoor Warrants will expire five years after its grant date, if not exercised.

The fair value of each of the Kapoor Warrants was calculated at their grant dates using the Black-Scholes option pricing model.  From their grant dates until June 28, 2010, the Kapoor Warrants were classified as current liabilities on our consolidated balance sheets and adjusted quarterly to reflect changes in their calculated fair values.  Increases in fair value, or decreases in fair value to, but not below, their initial calculated fair values, were recorded as non-operating expenses or income in our condensed consolidated statements of operations for the applicable periods.  We classified the fair value of the Kapoor Warrants as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) . This is a result of a requirement in the Registration Rights Agreement – entered into among the Kapoor Trust, EJ Funds and us on August 17, 2009 – that the shares to be issued upon exercise of the warrants be registered shares, which cannot be absolutely assured.

On June 28, 2010, we entered into an Amended and Restated Registration Rights Agreement (the “Amended Agreement”) with Dr. Kapoor which modified certain terms related to our obligation to obtain and maintain registration of any shares issued pursuant to exercise of the Kapoor Warrants.  The Amended Agreement still requires us to use “commercially reasonable efforts” to file a registration statement pursuant to Rule 415 of the Securities Act of 1933 (“Registration Statement”) for any shares of common stock that may be issued under the applicable warrant agreements, and to maintain the continuous effectiveness of such Registration Statement until the earliest of: (i) the date no shares of the our common stock qualify as registrable securities, (ii) the date on which all of the registrable securities may be sold in a single transaction by the holder to the public pursuant to Rule 144 or similar rule, or (iii) the date upon which the John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”) and EJ Funds, LP (“EJ Funds”) have transferred all of the registrable securities.  However, the Registration Rights Agreement has been amended to explicitly state that in the event that we, after using good faith commercially reasonable efforts, are not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants will be deemed acceptable and a net cash settlement will not be required. The Amended Agreement further provides that the term “commercially reasonable efforts” in such instance shall not mean an absolute obligation of ours to obtain and maintain registration.

On June 28, 2010, upon entering into the Amended Agreement, we completed a final Black-Scholes calculation of the fair value of the Kapoor Warrants and adjusted their book value accordingly, then reclassified the Kapoor Warrants from a current liability to a component of shareholders’ equity.  No future fair value adjustments are required.

The increases in fair value of the Kapoor Warrants have been recorded as expenses under the caption “Change in fair value of warrants liability” in our consolidated statement of operations for the years ended December 31, 2010 and 2009.  We recorded expenses of $8,881,000 and $3,843,000 during 2010 and 2009, respectively, related to the increase in fair value of the Kapoor Warrants.

The assumptions used in estimating the fair value of the warrants at June 28, 2010 and December 31, 2009 were as follows:

	June 28, 2010	December 31, 2009
Expected Volatility	79.7%	79.5%
Expected Life (in years)	3.8 – 4.1	4.3 – 4.6
Risk-free interest rate	1.8%	2.3%
Dividend yield	—	—

 The following table provides summarized information about the Kapoor Warrants:

					Fair Values ($000s)
Granted To:	Warrant Identification	Grant Date	Warrants Granted	Exercise Price	At Grant Dates	As of 12/31/09	As of 6/28/10

EJ Funds	Modification Warrants	Apr.13, 2009	1,939,639	$1.11	$1,358	$2,425	$4,829
Kapoor Trust	Reimbursement Warrants	Apr.13, 2009	1,501,933	$1.11	1,051	1,877	3,740
EJ Funds	Credit Facility Warrants	Aug.17, 2009	1,650,806	$1.16	1,238	2,096	4,127
Kapoor Trust	Subordinated Note Warrants	Aug.17, 2009	2,099,935	$1.16	1,575	2,667	5,250
			7,192,313		$5,222	$9,065	$17,946

Footnotes:
1
The Modification Warrants were granted to EJ Funds on April 13, 2009 when we signed the Modification Agreement with EJ Funds related to modifications made to our Credit Agreement following its assignment from GE Capital to EJ Funds on March 31, 2009.  Those modifications included resetting the maximum loan commitment to $5,650,000 and setting the interest rate at a fixed 10% per annum, among others.

2
The Reimbursement Warrants were granted to the Kapoor Trust on April 13, 2009 when we entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust pursuant to which the Kapoor Trust agreed to provide the L/C as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement.

3
The Credit Facility Warrants were granted to EJ Funds on August 17, 2009 in connection with the negotiated modification to the Credit Agreement increasing the total loan commitment from $5,650,000 to $10,000,000.

4
The Subordinated Note Warrants were issued to the Kapoor Trust on August 17, 2009 in connection with refinancing the Subordinated Note to extend its term for an additional five years and increase the principal from $5,000,000 to $5,853,267 to include accrued interest through August 17, 2009.

CONTRACTUAL OBLIGATIONS

In our efforts to continually increase and update the list of pharmaceutical products that we market and sell, we will from time to time partner with outside firms for the development of selected product.  These development agreements frequently call for the payment of “milestone payment” as various steps in the process are completed in relation to product development and submission to the FDA for approval.  The dollar amount of these payments is generally fixed contractually, assuming that the required milestones are achieved.  However, the timing of such payments is contingent based on a variety of factors and is therefore subject to change.  The amounts disclosed below under the caption “Strategic Partners – Contingent Payments” represents our best estimate of the amount and expected timing of the “milestone payments” and other fees we expect to pay to outside development partners based on our current contractual agreements with them.

As more fully described in Properties on Page 16, we lease the facilities that we occupy in Gurnee, Lake Forest and Skokie, Illinois and in Somerset, New Jersey.  We also lease various office equipment at these facilities and our manufacturing plant in December, Illinois.  Our remaining obligations under these leases are summarized in the table below.

On December 16, 2010, we paid off the outstanding principal balance payable under our Subordinated Note, and as of December 31, 2010, we had no outstanding balance under our $10,000,000 revolving Credit Facility.  Accordingly, we have no current or long-term debt outstanding at December 31, 2010 related to either the Subordinated Note or the Credit Facility.

The following table details our future contractual obligations as of December 31, 2010 (in thousands):

Description	Total	2011	2012	2013	2014	2015	2016 and beyond
Current and Long Term-Debt	—	—	—	—	—	—	—
Leases	13,272	1,871	1,899	1,912	1,932	1,950	3,708
Strategic Partners – Contingent Payments 1	3,527	3,202	250	75	—	—	—
Total:	16,799	5,073	2,149	1,987	1,932	1,950	3,708

1	Note the Strategic Partner Payments are estimates which assume that various contingencies and market opportunities occur in 2011 and beyond

On March 27, 2007, we entered into an Exclusive Distribution Agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) to be the distributor for their Tetanus Diphtheria (“Td”) vaccines in the United States (the “MBL Distribution Agreement”).  The MBL Distribution Agreement obligated us to minimum purchase quantities in exchange for being MBL’s exclusive distributor of Td vaccines.  We were subsequently unable to meet our payment obligations to MBL in February and March 2009, falling $5,750,000 in arrears.  Accordingly, we entered into a letter agreement with MBL on March 27, 2009 (“MBL Letter Agreement”), pursuant to which we agreed to pay MBL the $5,750,000 remaining due for these Td vaccine products plus an additional $4,750,000 in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010 (the “Settlement Payments”). In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we became obligated to provide MBL with a standby letter of credit (the “L/C”) to secure our obligation to pay amounts due to MBL, and we were released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such L/C. In addition, pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement if we complied with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.

On April 15, 2009, we entered into a Settlement Agreement with MBL (the “MBL Settlement Agreement”).  See Item 1. Business for more information regarding the MBL Letter Agreement. The MBL Settlement Agreement provided that we will pay MBL the Settlement Payments according to a monthly payment schedule through June 30, 2010. The MBL Settlement Agreement provided that MBL could only draw on the L/C if: (i) we failed to make any Settlement Payment when due, (ii) any Settlement Payment made was set aside or otherwise required to be repaid by MBL, or (iii) we became the debtor in a bankruptcy or other insolvency proceeding that began before October 6, 2010 and no replacement letter of credit had been issued prior to the expiration of the L/C.  On April 15, 2009, we entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust pursuant to which the Kapoor Trust agreed to provide the L/C as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provided, among other things, that we would reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of our obligations under the Reimbursement Agreement would also be considered secured obligations under the Credit Agreement.  Pursuant to the Reimbursement Agreement, we also issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure. In addition, the Reimbursement Agreement provided that if funds were drawn against the L/C, we would be required to issue the Kapoor Trust additional warrants to purchase 200,258 shares of our common stock, at $1.11 per share, for every $1,000,000 drawn on the L/C.

We submitted all Settlement Payments during 2009 and 2010 in accordance with the periodic payment schedule in the MBL Settlement Agreement, submitting our final payment of $1,500,000 on June 30, 2010.  We have no further financial obligations to MBL under the MBL Settlement Agreement.  In addition, in accordance with the terms contained in the MBL agreements, our L/C requirement expired on October 3, 2010, ninety-five (95) days after June 30, 2010, the date we submitted our final payment due under the MBL Settlement Agreement.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

				Net Income (Loss)
(In thousands, except per share amounts)	Revenues	Gross Profit	Operating Inc/(Loss)	Amount	Per Share Basic	Per Share Diluted
Year Ended December 31, 2010:
4th Quarter	$24,045	$12,759	$4,041	$23,747	$0.25	$0.23
3rd Quarter	21,659	11,415	3,989	3,990	0.04	0.04
2nd Quarter	20,185	9,863	1,417	(9,433)	(0.10)	(0.10)
1st Quarter	20,520	8,428	1,825	3,520	0.04	0.04
Year Ended December 31, 2009:
4th Quarter	$18,180	$5,958	$(366)	$(2,564)	$(0.02)	$(0.02)
3rd Quarter	19,371	2,685	(3,835)	(5,101)	(0.06)	(0.06)
2nd Quarter	16,300	1,667	(6,294)	(6,950)	(0.08)	(0.08)
1st Quarter	22,040	5,362	(9,017)	(10,691)	(0.12)	(0.12)

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We recognize product sales for our ophthalmic, hospital drugs & injectables, and biologics & vaccines business segments upon the shipment of goods or upon the delivery of goods, depending on the sales terms. The contract services segment, which produces products for third party customers based upon their specification at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product or service as appropriate. Revenue is recognized when all of our obligations have been fulfilled and collection of the related receivable is probable. Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Allowance for Chargebacks and Rebates

We enter into contractual agreements with certain third parties such as hospitals and GPOs to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from us and subsequently sell it to those third parties. When a wholesaler sells products to one of the third parties that are subject to a contractual price agreement, the difference between the price paid to us by the wholesaler and the price under the specific contract is charged back to us by the wholesaler. We track sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, we estimate a chargeback percentage for each product. We reduce gross sales and increase the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. We reduce the chargeback allowance when we process a request for a chargeback from a wholesaler. Actual chargebacks processed can vary materially from period to period based upon actual sales volume through the wholesalers. However, our provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

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

The historical percentages that we have used during 2008, 2009 and 2010 are as follows:

Period Start Date		Period End Date	Estimated % of wholesaler inventory that will be subject to contractual price agreements

January 1, 2008	-	June 30, 2009	95.0%
July 1, 2009	-	June 30, 2010	97.0%
July 1, 2010	-	current	98.5%

We will continue to use the 98.5% estimate in future periods until trends indicate that a revision should be made.

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

The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2010, 2009 and 2008, we recorded chargeback and rebate expense of $45,209,000, $29,820,000 and $31,330,000, respectively. The allowances for chargebacks and rebates were $2,522,000 and $3,234,000 as of December 31, 2010 and 2009, respectively.  The current year decline in our allowance for chargebacks and rebates was the result of a strategic decline in inventory carrying levels of our products at key wholesalers combined with our phase out of Td vaccines.  This decline resulted in lower volume of product being subject to future chargeback and rebate claims.

Allowance for Product Returns

Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. We estimate our required product returns reserve based on historical percentage of returns to sales by product, considering actual returns processed to date, the expected impact of product recalls and current wholesaler inventory levels of our products to assess the magnitude of unconsumed product that may result in future product returns. For new products, we assess the market dynamics for that product and consider our past returns experience for similar products in our portfolio.

Until 2008, we had estimated our required sales returns reserve based on our historical percentage of returns to sales utilizing a twelve month look back period. In 2008, we performed a specific detailed review of returns by product/lot and determined that the lag time between product sale and return was longer than we had previously estimated.  The gross impact of this adjustment was $761,000 which was partially offset by $418,000 in reduced chargeback liability which specifically relates to this revision in the sales returns reserve estimate.  We recorded this change in estimate in the fourth quarter of 2008.  One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of our products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into our estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

For the years ended December 31, 2010, 2009 and 2008, we recorded a net provision for product returns of $1,535,000, $4,806,000 and $3,159,000, respectively.  The decline in our 2010 provision compared to the prior two years was primarily the result of improving our inventory management practices and reducing wholesaler inventory levels of our products.  The 2009 provision included an $863,000 provision related to our Akten® ophthalmic solution, along with increases due to lower than anticipated pull through on ophthalmic products and an increase in anticipated returns from wholesalers on certain other products.  The 2008 provision includes the impact of discontinuing our multi-dose Td vaccine product, a recall associated with a supplier’s syringe in our Cyanide Antidote Kit product, the revision in our lag estimate, increased sales and unfavorable wholesaler product returns experience.  The allowances for potential product returns were $3,463,000 and $3,192,000 at December 31, 2010 and 2009, respectively.

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

For the years ended December 31, 2010, 2009 and 2008, we recorded a net expense/(benefit) for doubtful accounts of  $92,000, $(18,000) and $17,000, respectively.  The expense in 2010 was related to accounts newly-identified as uncollectible, while the reversal of expense in 2009 was due to recoveries and a reduction to previously estimated reserve requirements.  Our allowance for doubtful accounts was $3,000 and $4,000 as of December 31, 2010 and 2009, respectively.  As of December 31, 2010, we had a total of $833,000 of past due gross accounts receivable, of which $67,000 was more than 60 days past due. On a monthly basis, we perform a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage we reserve increases as the age of the receivables increases.

Allowance for Slow-Moving and Obsolete Inventory

Inventories are stated at the lower of cost (average cost method) or market. We maintain an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”).  For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity by unit and wholesaler inventory information. We also analyze our raw material and component inventory for slow moving items.  For the years ended December 31, 2010, 2009 and 2008, we recorded a provision for inventory obsolescence in cost of sales of $725,000, $1,936,000 and $765,000, respectively. The allowance for inventory obsolescence/NRV was $1,612,000 and $1,780,000 as of December 31, 2010 and 2009, respectively.  The increase in the 2009 provision and allowance was mainly due to our decision to phase out certain products.

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

Warranty Liability

The product warranty liability primarily relates to a ten-year expiration guarantee on DTPA Products sold to HHS in 2006. We are performing yearly stability studies for this product and, if the annual stability does not support the ten-year product life, we will replace the product at no charge. Our supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for the DTPA Products we will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the tax and book bases of assets and liabilities, as well as net operating loss and other tax credit carry-forwards.  Our deferred tax assets and liabilities are measured using the enacted tax rates and laws that will likely be in effect when the differences are expected to reverse. We record a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized.

We recorded operating losses totaling $91,908,000 over the ten-year period ended December 31, 2009, generating large net operating loss (“NOL”) carry-forwards during that time.  Due to significant doubts regarding our ability to ultimately realize the benefits of those NOL carry-forwards, as of both December 31, 2010 and 2009, we recorded valuation allowances equal to 100% of our net deferred tax assets.

Intangibles

Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 6 years to 18 years. Accumulated amortization was $23,263,000 and $21,766,000 at December 31, 2010 and 2009, respectively. Amortization expense was $1,497,000, $1,648,000 and $1,354,000 for the years ended December 31, 2010, 2009, and 2008, respectively. We regularly assess our intangibles for impairment based on several factors, including estimated fair value and anticipated cash flows.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We use the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is subjective and requires a certain amount of judgment. We use an expected volatility that is based on the historical volatility of our stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting terminations experience. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield has historically been set at zero, reflecting the fact that we have not historically issued dividends and do not anticipate issuing dividends in the foreseeable future. We estimate forfeitures at the time of grant and revise our estimates in subsequent periods, when necessary, if actual forfeitures differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2009, we adopted guidance issued by the FASB in April 2009 that requires entities to provide disclosure of the fair value of all financial instruments within the scope of ASC 825, Financial Instruments, for which it is practicable to estimate that value, in interim reporting periods as well as in annual financial statements. Our cash, accounts receivable, accounts payable and debt obligations approximate fair value at December 31, 2010 and 2009.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2010, we had no debt.  Further, our existing $10,000,000 Credit Facility carries a fixed interest rate of 10%.  Accordingly, we have no market risk related to debts.

We have no material foreign exchange risk.  Foreign sales are immaterial to our total sales and are all transacted in U.S. dollars.  Our cash and debt is entirely denominated in U.S. currency.

Our financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

At December 31, 2010, our cash and cash equivalents of $41,623,000 were held in accounts that were not subject to market risk.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in Part II, Item 8 of this Form 10-K.

INDEX:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akorn, Inc.

We have audited the accompanying consolidated balance sheets of Akorn, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akorn, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Akorn, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akorn, Inc.

We have audited Akorn, Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Akorn, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Akorn, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Akorn, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2011

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands,
 Except Share Data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,623	$1,617
Trade accounts receivable, net	11,270	9,225
Inventories, net	18,917	13,167
Prepaid expenses and other current assets	1,803	2,060
TOTAL CURRENT ASSETS	73,613	26,069
PROPERTY, PLANT AND EQUIPMENT, NET	32,731	31,473
OTHER LONG-TERM ASSETS
Intangibles, net	3,122	4,619
Deferred financing costs, net	1,545	3,800
Other	105	2,798
TOTAL OTHER LONG-TERM ASSETS	4,772	11,217
TOTAL ASSETS	$111,116	$68,759
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$4,894	$3,286
Accrued compensation	3,396	1,091
Accrued expenses and other liabilities	3,473	3,724
Advance from unconsolidated joint venture	10,177	—
Revolving line of credit – related party	—	3,000
Warrants liability – related party	—	9,065
Supply agreement termination costs	—	1,500
TOTAL CURRENT LIABILITIES	21,940	21,666
LONG-TERM LIABILITIES
Lease incentive obligation	1,125	1,304
Product warranty liability	1,299	1,299
Subordinated debt – related party	—	5,853
TOTAL LONG-TERM LIABILITIES	2,424	8,456
TOTAL LIABILITIES	24,364	30,122
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 93,975,334 and 90,389,597 shares issued and outstanding at December 31, 2010 and 2009, respectively	182,466	174,027
Warrants to acquire common stock	19,673	1,821
Accumulated deficit	(115,387)	(137,211)
TOTAL SHAREHOLDERS’ EQUITY	86,752	38,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,116	$68,759

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year ended December 31,
	2010	2009	2008
REVENUES	$86,409	$75,891	$93,598
Cost of sales	43,944	60,219	67,006
GROSS PROFIT	42,465	15,672	26,592

Selling, general and administrative expenses	22,721	22,843	25,620
Research and development expenses	6,975	4,764	6,801
Amortization of intangibles	1,497	1,648	1,354
Supply agreement termination expenses	—	5,929	—
TOTAL OPERATING EXPENSES	31,193	35,184	33,775
OPERATING INCOME (LOSS)	11,272	(19,512)	(7,183)

Write-off and amortization of deferred financing costs	(2,841)	(2,013)	—
Interest expense, net	(942)	(1,516)	(870)
Equity in earnings of unconsolidated joint venture	23,368	1,580	295
Change in fair value of warrants liability	(8,881)	(3,843)	—
Other expense	—	—	(177)
INCOME (LOSS) BEFORE INCOME TAXES	21,976	(25,304)	(7,935)
Income tax provision	152	2	4
NET INCOME (LOSS)	$21,824	$(25,306)	$(7,939)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.24	$(0.28)	$(0.09)
DILUTED	$0.22	$(0.28)	$(0.09)
SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	92,801	90,253	89,209
DILUTED	99,250	90,253	89,209

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In Thousands)

	Common Stock Additional Paid-In-Capital		Warrants to acquire Common	Retained Earnings (Accumulated
	Shares	Amount	Stock	Deficit)	Total

BALANCES AT DECEMBER 31, 2007	88,901	$165,829	$2,795	$(103,966)	$64,658
Net Loss	—	—	—	(7,939)	(7,939)
Exercise of warrants into common stock	50	101	(64)	—	37
Exercise of stock options	1,012	2,198	—	—	2,198
Employee stock purchase plan issuances	44	217	—	—	217
Amortization of deferred compensation related to restricted stock awards	66	745	—	—	745
Restricted stock awards vested, net of amounts withheld for payment of employee tax liability	—	(158)	—	—	(158)
Stock-based compensation expense	—	1,685	—	—	1,685
BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$(111,905)	$61,443
Net Loss	—	—	—	(25,306)	(25,306)
Exercise of stock options	2	3	—	—	3
Employee stock purchase plan issuances	169	213	—	—	213
Amortization of deferred compensation related to restricted stock awards	146	318	—	—	318
Restricted stock awards vested, net of amounts withheld for payment of employee tax liability	—	(78)	—	—	(78)
Stock-based compensation expense	—	2,044	—	—	2,044
Expiration of stock warrants	—	910	(910)	—	—
BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$(137,211)	$38,637
Net Income	—	—	—	21,824	21,824
Net proceeds from common stock and warrant offering	3,243	4,969	—	—	4,969
Reclassification of warrants from current liability to shareholders’ equity	—	—	17,946	—	17,946
Exercise of stock warrants	9	94	(94)	—	—
Exercise of stock options	256	452	—	—	452
Employee stock purchase plan issuances	47	187	—	—	187
Amortization of deferred compensation related to restricted stock awards	30	60	—	—	60
Stock-based compensation expense	—	2,677	—	—	2,677
BALANCES AT DECEMBER 31, 2010	93,975	$182,466	$19,673	$(115,387)	$86,752

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$21,824	$(25,306)	$(7,939)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,030	5,453	4,551
Write-off and Amortization of deferred financing fees	2,841	2,013	—
Non-cash stock compensation expense	2,737	2,362	2,430
Non-cash supply agreement termination expense	—	1,051	—
Non-cash change in fair value of warrants liability	8,881	3,843	—
Gain on disposal of assets	—	—	(25)
Equity in earnings of unconsolidated joint venture	(23,368)	(1,580)	(295)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,045)	(2,696)	(2,417)
Inventories	(5,750)	16,996	932
Prepaid expenses and other current assets	233	(345)	(201)
Other long-term assets	—	—	1,090
Supply agreement termination liabilities	(1,500)	1,500	—
Trade accounts payable	1,608	(5,509)	(5,275)
Accrued expenses and other liabilities	1,791	1,180	1,729
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,282	(1,038)	(5,420)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,710)	(1,147)	(3,354)
Distributions from (investments in) unconsolidated joint venture	36,265	—	(507)
Purchase of product licensing rights	—	(250)	—
Proceeds from sale of fixed assets	—	—	74
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	31,555	(1,397)	(3,787)
FINANCING ACTIVITIES
Net proceeds from common stock issuance and warrant exercises	4,969	—	37
(Repayments of) proceeds from subordinated debt – related party	(6,439)	—	5,000
(Repayments of) proceeds from revolving line of credit	(3,000)	3,000	(4,521)
Proceeds under stock option and stock purchase plans	639	1,359	1,036
Loan origination fees – revolving line of credit & subordinated note	—	(1,370)	(272)
Restricted cash for revolving credit agreement	—	—	1,250
Repayments of long-term debt	—	—	(208)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,831)	2,989	2,322
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,006	554	(6,885)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,617	1,063	7,948
CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,623	$1,617	$1,063

See notes to the consolidated financial statements.

AKORN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Business and Basis of Presentation

Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives, controlled substances for pain management and anesthesia, and vaccines, among others.  The Company operates pharmaceutical manufacturing plants in Decatur, Illinois and Somerset, New Jersey, a central distribution warehouse in Gurnee, Illinois, and maintains corporate offices in Lake Forest, Illinois.  The Company’s customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. In addition, the Company is a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which develops and manufactures injectable pharmaceutical products for sale in the United States.  The Joint Venture Company sold the rights to its Abbreviated New Drug Applications (“ANDAs”) in December 2010 and anticipates ceasing operations during 2011. See Note P – “Business Alliances.”

Note B — Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc and its wholly owned subsidiary, Akorn (New Jersey) Inc. Any and all inter-company transactions and balances have been eliminated in consolidation.

The Company is a 50% owner of the Joint Venture Company (See Note P.) The Company and the other 50% owner partner each have equal voting rights and shared operational control.  Accordingly, the Company accounts for its investment in the Joint Venture Company using the equity method of accounting.  The Company’s proportionate share of the Joint Venture Company’s income has been recorded under the caption “Equity in earnings of unconsolidated joint venture” in the Company’s consolidated statements of operations.

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

The contract services segment, which manufactures products for third party customers based upon their specification and sells those products at a pre-determined price, also recognizes sales upon the shipment of goods or upon delivery of the product or service as appropriate. Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.

Provision for estimated doubtful accounts, chargebacks, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Freight:  The Company records amounts billed to customers for shipping and handling as revenue, and records shipping and handling expense as cost of sales.

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable: The nature of the Company’s business involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to chargebacks, product returns, rebates, discounts given to customers and allowances for doubtful accounts.  This is a normal circumstance within the pharmaceutical distribution industry which inherently lengthens and complicates the process of settling sales. Depending on the products, the end-user customers, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable, or may be requested as refunds after the initial accounts receivable has been paid. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which, in turn, depends on which end-user customer with different pricing arrangements might be entitled to a particular deduction). This process can lead to “partial payments” against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.

The historical percentages that the Company has used during 2008, 2009 and 2010 are as follows:

Period Start Date		Period End Date	Estimated % of wholesaler inventory that will be subject to contractual price agreements

January 1, 2008	-	June 30, 2009	95.0%
July 1, 2009	-	June 30, 2010	97.0%
July 1, 2010	-	current	98.5%

The Company will continue to use the 98.5% estimate in future periods until trends indicate that a revision should be made.

Similarly, the Company maintains an allowance for rebates related to contract and other programs with certain customers. Rebate percentages vary by product and by volume purchased by each eligible customer. The Company tracks sales by product number for each eligible customer and then applies the applicable rebate percentage, using both historical trends and actual experience to estimate its rebate allowance. The Company reduces gross sales and increases the rebate allowance by the estimated rebate amount when the Company sells its products to its rebate-eligible customers. The Company reduces the rebate allowance when it processes a customer request for a rebate. At each balance sheet date, the Company analyzes the allowance for rebates against actual rebates processed and makes necessary adjustments as appropriate. Actual rebates processed can vary materially from period to period. However, the Company fully records its provision for rebates at the time when sales revenues are recognized.

The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler and other customers under the applicable contracts and programs. For the years ended December 31, 2010, 2009 and 2008, the Company recorded chargeback and rebate expense of $45,209,000, $29,820,000 and $31,330,000, respectively. The allowance for chargebacks and rebates was $2,522,000 and $3,234,000 as of December 31, 2010 and 2009, respectively.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. Until 2008, the Company had estimated its sales returns reserve based on a historical percentage of returns to sales utilizing a twelve month look back period.  In 2008, the Company performed a specific detailed review of returns by product/lot and determined that the lag time between product sale and return was longer than it had previously estimated.  The gross impact of this adjustment was $761,000 which was partially offset by $418,000 in reduced chargeback liability which specifically relates to this revision in the sales returns reserve estimate.  The Company recorded this net additional provision for sales returns of $343,000 in the fourth quarter of 2008.  One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a sales return to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

For the years ended December 31, 2010, 2009, and 2008, the Company recorded a net provision for product returns of $1,535,000, $4,806,000 and $3,159,000, respectively.  The decline in the Company’s 2010 provision was primarily the result of improved inventory management practices and a resulting reduction to wholesaler inventory levels of the Company’s products.  The 2009 provision included an $863,000 provision related to the Company’s Akten® ophthalmic solution, along with increases due to lower than anticipated pull through on ophthalmic products and an increase in anticipated returns from wholesalers on certain other products. The 2008 provision includes the impact of discontinuing the Company’s multi-dose Td vaccine product ($524,000), a recall associated with a supplier’s syringe in the Company’s Cyanide Antidote Kit product ($440,000), the revision in its lag estimate, increased sales and unfavorable wholesaler product returns experience.  The allowance for potential product returns was $3,463,000 and $3,192,000 at December 31, 2010 and 2009, respectively.

Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of SG&A expenses. In estimating the allowance for doubtful accounts, the Company considers its historical experience with collections and write-offs, the credit quality of its customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from its customers.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded a net expense (benefit) for doubtful accounts of $92,000, ($18,000) and $17,000, respectively. The expense in 2010 was related to accounts newly-identified as uncollectible, while the reversal of expense in 2009 was due to recoveries and a reduction to previously estimated reserve requirements.  The allowance for doubtful accounts was $3,000 and $4,000 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had a total of $833,000 of past due gross accounts receivable, of which $67,000 was more than 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2010, 2009, and 2008, the Company recorded a provision for inventory obsolescence/NRV of $725,000, $1,936,000 and $765,000, respectively. The allowance for inventory obsolescence was $1,612,000 and $1,780,000 as of December 31, 2010 and 2009, respectively.

The Company capitalizes inventory costs associated with its products prior to regulatory approval when, based on management judgment, future commercialization is considered probable and the future economic benefit is expected to be realized.  The Company assesses the regulatory approval process and where the product stands in relation to that approval process including any known constraints or impediments to approval.  The Company considers the shelf life of the product in relation to the product timeline for approval.  At December 31, 2010, the Company had approximately $3.5 million in inventory for generic drugs which have not yet received FDA approval, however FDA approval is deemed probable and the Company is expecting to fully recover the costs of this inventory upon FDA approval.

Intangibles: Intangibles consist primarily of product licensing and other such costs that are capitalized and amortized on the straight-line method over the lives of the related license periods or the estimated life of the acquired product, which range from 6 years to 18 years.  Accumulated amortization was $23,263,000 and $21,766,000 at December 31, 2010 and 2009, respectively.  Amortization expense was $1,497,000, $1,648,000 and $1,354,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company regularly assesses the impairment of intangibles based on several factors, including estimated fair value and anticipated cash flows.

The amortization expense of acquired intangible assets for each of the following five years will be as follows (in thousands):

Year ending December 31,	Amortization Expense
2011	$1,023
2012	1,023
2013	533
2014	289
2015	111

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives or lease terms. Depreciation expense was $3,533,000, $3,805,000 and $3,197,000 for 2010, 2009, and 2008, respectively.  The following table sets forth the average estimated useful lives of the Company’s property, plant and equipment, by asset category:

Asset category	Depreciable Life
Buildings	30 years
Leasehold improvements	10 years
Furniture and equipment	10 years
Automobiles	5 years

Net Income (Loss) Per Common Share: Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. Due to net losses in 2009 and 2008, the Company had no dilutive stock options, warrants or convertible securities. Anti-dilutive shares excluded from the computation of diluted net loss per share include 2,859,000, 5,490,000, and 5,773,000 for 2010, 2009, and 2008, respectively, related to options, warrants and convertible securities.

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

Warrants: The Company issued various warrants during 2009 to entities controlled by John N. Kapoor, Ph.D., the Chairman of the Company’s Board of Directors (the “Kapoor Warrants”).  The Company had classified the fair value of these warrants as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). This classification was made as a result of the requirement that the shares to be issued upon exercise of the Kapoor Warrants be registered shares, which could not be absolutely assured.  The Kapoor Warrants were adjusted to fair value at the end of each quarter through Black-Scholes calculations which considered changes in the market price of the Company’s common stock, the remaining contractual life of the Kapoor Warrants, and other factors.  Any change in the fair value of the Kapoor Warrants was recorded as income or expense on the Company’s consolidated statements of operations for the applicable period.

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

As a result of the changes effected through the Amended Agreement, on June 28, 2010 the Company changed its accounting treatment of the Kapoor Warrants, no longer classifying them as a current liability with periodic adjustments to fair value but instead classifying them as a component of shareholders’ equity in accordance with ASC 815-40.   Accordingly, the fair value of the Kapoor Warrants, which was $17,946,000 on June 28, 2010, was reclassified from a current liability to a component of shareholders’ equity on that date.  Following this change in classification, no future fair value adjustments are required.

The liability at June 28, 2010 for the Kapoor Warrants was estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $2.49 to $2.50.  The $8,881,000 increase in fair value of the Kapoor Warrants from January 1 to June 28, 2010 was recorded as a non-operating expense under the caption “Change in fair value of warrants liability” in the Company’s consolidated statements of operations for 2010.  During 2009, the Company recorded an expense of $3,843,000 reflecting the increase in fair value of the Kapoor Warrants from their grant dates to December 31, 2009.

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

The assumptions used in estimating the fair value of the warrants at June 28, 2010 and December 31, 2009 were as follows:

	June 28, 2010	December 31, 2009
Expected Volatility	79.7%	79.5%
Expected Life (in years)	3.8 – 4.1	4.3 – 4.6
Risk-free interest rate	1.8%	2.3%
Dividend yield	—	—

The following table summarizes the terms of the Kapoor Warrants:

					Fair Value ($000s)
Granted To:	Warrant Identification	Grant Date	Warrants Granted	Exercise Price	At Grant Dates	As of 12/31/09	As of 6/28/10

EJ Funds	Modification Warrants	Apr.13, 2009	1,939,639	$1.11	$1,358	$2,425	$4,829
Kapoor Trust	Reimbursement Warrants	Apr.13, 2009	1,501,933	$1.11	1,051	1,877	3,740
EJ Funds	Credit Facility Warrants	Aug.17, 2009	1,650,806	$1.16	1,238	2,096	4,127
Kapoor Trust	Subordinated Note Warrants	Aug.17, 2009	2,099,935	$1.16	1,575	2,667	5,250
			7,192,313		$5,222	$9,065	$17,946

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

Warranty Liability: The product warranty liability relates to a ten year expiration guarantee on DTPA Products sold to the United States Department of Health and Human Services (“HHS”) in 2006. The Company is performing yearly stability studies for the DTPA Products and, if the annual stability does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals (“Hameln”), will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for the DTPA Products, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.

Reclassifications:  Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Note C — Allowance for Customer Deductions

The annual activity in the Company’s allowance for customer deductions accounts for the three years ended December 31, 2010 is as follows (in thousands):

	Doubtful Accounts Years Ended December 31,			Returns Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Balance at beginning of year	$4	$22	$5	$3,192	$2,539	$1,153
Provision (recovery)	92	(18)	17	1,535	4,806	3,159
Charges	(93)	—	—	(1,264)	(4,153)	(1,773)
Balance at end of year	$3	$4	$22	$3,463	$3,192	$2,539

	Discounts Years Ended December 31,			Chargebacks and Rebates Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Balance at beginning of year	$336	$322	$357	$3,234	$9,311	$11,690
Provision	1,994	1,752	1,926	45,209	29,820	31,330
Charges	(1,985)	(1,738)	(1,961)	(45,921)	(35,897)	(33,709)
Balance at end of year	$345	$336	$322	$2,522	$3,234	$9,311

Note D — Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2010	2009
Finished goods	$5,935	$4,229
Work in process	2,058	1,887
Raw materials and supplies	10,924	7,051
	$18,917	$13,167

The Company maintains an allowance for excess and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value.  The activity in the allowance for excess and obsolete inventory account for the three years ended December 31, 2010 was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,780	$1,179	$1,260
Provision	725	1,936	765
Charges	(893)	(1,335)	(846)
Balance at end of year	$1,612	$1,780	$1,179

Note E – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	2010	2009
Land	$396	$396
Buildings and leasehold improvements	20,096	20,070
Furniture and equipment	48,743	46,854
	69,235	67,320
Accumulated depreciation	(39,661)	(36,171)
	29,574	31,149
Construction in progress	3,157	324
	$32,731	$31,473

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

Credit Facility

On January 7, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”).  This Credit Agreement replaced the Company’s prior credit facility with Bank of America that expired on January 1, 2009.  Pursuant to the Credit Agreement, among other things, the Lenders had agreed to extend loans to the Company under a revolving credit facility (including a letter of credit sub-facility) up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). At the Company’s election, borrowings under the Credit Facility bore interest at a rate equal to either: (i) the Base Rate (defined as the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.5% or LIBOR plus 1.0%), plus a margin equal to (x) 4% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranges between 3.75% and 4.25% for the period after April 14, 2009, or (ii) LIBOR (or 2.75%, if LIBOR is less than 2.75%), plus a margin equal to (x) 5% for the period commencing on the closing date through April 14, 2009, or (y) a percentage that ranges between 4.75% and 5.25% for the period after April 14, 2009. Upon the occurrence of any event of default, the Company was to pay interest equal to an additional 2.0% per annum. The Credit Agreement contained affirmative, negative and financial covenants customary for financings of this type. In addition, the Company’s obligations under the Credit Agreement could be accelerated upon the occurrence of an event of default under the Credit Agreement, which included customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, defaults relating to certain governmental enforcement actions, and a change of control default.  The Credit Facility shall terminate, and all amounts outstanding thereunder shall be due and payable, on January 7, 2013, or on an earlier date as specified in the Credit Agreement.  In 2008, the Company capitalized $272,000 of loan origination fees and costs in association with the Credit Facility.

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

Also on January 7, 2009, in connection with the Credit Agreement, the Company entered into a Subordination Agreement by and among The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the Company and GE Capital, as agent for the Lenders. Pursuant to the Subordination Agreement, the Kapoor Trust and the Company agreed that its debt pursuant to the Subordinated Promissory Note dated as of July 28, 2008, in the principal amount of $5,000,000 (“Subordinated Note”) payable to the Kapoor Trust was subordinated to the Credit Facility, except that so long as there was no event of default outstanding under the Credit Agreement, the Company could repay the Subordinated Note in full so long as such repayment occurred on or before July 28, 2009.

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

At December 31, 2010, the Company had no outstanding balance under the Credit Facility.  Accordingly, the Company had availability of $10,000,000 under the Credit Facility as of December 31, 2010.  Any borrowings against the Credit Facility will bear interest at a fixed rate of 10%.  There are no fees charged to the Company on the unused portion of the Credit Facility.

On January 13, 2010, the parties entered into an amendment to the Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a limit on capital expenditures of $7,500,000 in 2010, $5,000,000 in 2011, and $5,000,000 in 2012 and (2) a requirement to have positive liquidity throughout the life of the Credit Agreement.  Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.  The capital expenditures limit allows that any unused portion from one year may be carried over and added to the next year’s limit.

On January 27, 2011, EJ Funds and the Company signed a Waiver and Consent that waived the Company’s obligation to comply with the capital expenditure limit for 2011.

 Subordinated Note Payable

On July 28, 2008, the Company borrowed $5,000,000 from The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust the Subordinated Note. The Subordinated Note accrues interest at a rate of 15% per year and was originally due and payable on July 28, 2009. The proceeds from the Subordinated Note were used in conjunction with the amended MBL Distribution Agreement that was negotiated with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) on July 14, 2008, which resulted in favorable pricing and reduced purchase commitments for the Company (see Note M — Commitments and Contingencies).

On August 17, 2009, the Company refinanced its $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 was increased to $5,853,267 to include accrued interest through August 16, 2009.  Interest accruing thereafter was payable monthly.  The interest rate remained unchanged at 15% per year.  The term of the Subordinated Note was extended by five years to August 17, 2014. As part of this refinancing agreement, the Company issued the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16, the closing price of the Company’s stock on August 14, 2009.

On December 16, 2010, the Company voluntarily prepaid the principal of the Subordinated Note, along with a 10% early payment fee and all accrued interest.  The Company’s total cash payment on December 16, 2010, including principal, accrued interest, and the early payment fee, was $6,475,176.  Upon completing this early payment, the Company expensed the remaining $1,176,000 unamortized balance of the $1,603,000 in deferred financing costs that it incurred when the Subordinated Note was refinanced.

Note G — Common Stock

On March 11, 2010, the Company entered into an agreement to issue and sell 1,838,235 shares of the Company’s common stock to Serum Institute of India Ltd. (“Serum”) at a price of $1.36 per share, resulting in aggregate proceeds of $2,500,000 (the “Serum Stock Purchase Agreement”).  The purchase price represented a discount of 15% to the closing price of the Company’s common stock on March 5, 2010.  As part of the Serum Stock Purchase Agreement, Serum was granted a warrant to purchase 1,404,494 shares of the Company’s common stock at an exercise price of $1.78 per share (the “Serum Warrants”).  The net proceeds, after payment of $31,000 in expenses, were allocated based on the relative fair values of the common stock and warrants, with $2,060,000 allocated to the common stock and $409,000 allocated to the warrants.  There were no commissions paid in connection with this private placement.

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

On March 8, 2006, the Company issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock (the “PIPE Warrants”). The PIPE Warrants were exercisable for a five-year period ended March 8, 2011 at an exercise price of $5.40 per share and could be exercised by cash payment of the exercise price or by means of a cashless exercise.  The total price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair values of the common stock and warrants, with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.

In December 2010, holders submitted 77,779 of the PIPE Warrants for cashless exercise, resulting in the Company issuing 9,195 shares of its common stock.  Of the 1,431,309 PIPE Warrants that remained outstanding as of December 31, 2010, 1,197,975 were exercised during the first quarter and the remaining 233,334 expired unexercised on March 8, 2011.

Note H — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $1,985,000, $1,779,000 and $1,675,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating and capital leases in place as of December 31, 2010 (in thousands):

Year ending December 31,
2011	$1,871
2012	1,899
2013	1,912
2014	1,932
2015	1,950
2016 and thereafter	3,708
Total	$13,272

On January 4, 2010, the Company entered into a new six-year building lease, commencing February 1, 2010, for an R&D facility within the Illinois Science & Technology Park in Skokie, Illinois.  The Company’s total base rent commitment over the six-year life of this lease is approximately $724,000.

On March 3, 2010, the Company entered into an eight-year sub-lease agreement with a related party, EJ Financial, for their sub-lease of a portion of the Company’s corporate offices in Lake Forest, Illinois.  John N. Kapoor, Ph.D., Chairman of the Company’s Board of Directors, is the President of EJ Financial.  This sub-lease commenced on April 1, 2010.  Per the terms of the sub-lease agreement, EJ Financial will pay monthly base rent plus a proportionate share of common area maintenance costs. The total base rent payable to the Company during the eight-year life of this sub-lease will be approximately $592,000.

On July 27, 2010, Akorn, Inc. (the “Company”), through its wholly-owned subsidiary, Akorn (New Jersey), Inc., an Illinois corporation, entered into a new seven-year building lease agreement (the “Somerset Lease”) with Veronica Development Associates, a New Jersey general partnership, extending the Company’s occupancy of its 50,000 square foot manufacturing facility located at 72-6 Veronica Avenue, Somerset, New Jersey. The previous lease had reached its scheduled expiration date. The new lease commenced on August 1, 2010 and continues through July 31, 2017. Under terms of the new lease, base rent is initially set at $38,801 per month, subject to periodic cost of living adjustments. In addition to base rent, the Company is obligated to pay monthly its proportionate share of estimated property taxes, assessments and maintenance costs, which are currently estimated at $12,417 per month. The lease agreement contains a renewal provision allowing the Company the option to renew for up to four additional five-year periods upon providing written notice of its intention to renew at least six months prior to termination of the original lease or any renewal period.

Note I — Stock Options, Employee Stock Purchase Plan and Restricted Stock

The Company maintains stock options plans that allow the Company’s Board of Directors to grant stock options to eligible employees, officers and directors.  The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by the Company’s Board of Directors on November 6, 2003 and approved by its stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options were granted, none of which remain outstanding as of December 31, 2010.  On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides the Company with the ability to grant other types of equity awards to eligible participants besides stock options. Commencing May 27, 2005, all new awards have been granted under the Amended 2003 Plan.  The aggregate number of shares of the Company’s common stock initially approved for issuance pursuant to awards granted under the Amended 2003 Plan was 5,000,000.  On August 7, 2009, the Company’s stockholders voted to increase this figure to 11,000,000 at the recommendation of the Company’s Board of Directors.  Under the Amended 2003 Plan, 12,256,000 options have been granted to employees and directors, 414,000 options have been exercised, 3,882,000 options have been canceled, and 7,960,000 remain outstanding as of December 31, 2010.  Options granted under the 2003 Stock Option Plan and the Amended 2003 Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and generally vest ratably on each grant date anniversary over a period of three years and expire five years from date of issuance.

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

On November 19, 2009, the Company completed a tender offer to employees (the “Option Exchange Program”), allowing eligible employees to exchange their existing out-of-the-money vested and unvested options for an equal number of new options granted at a per share price equal to the greater of $1.34 or the closing price of the Company’s stock on November 19, 2009, the date the Option Exchange Program expired.  The Option Exchange Program applied to any outstanding shares granted prior to February 27, 2009 under the 2003 Stock Option Plan or the Amended 2003 Plan.  Under the terms of the Option Exchange Program, new options were issued with the same vesting schedule and duration as the surrendered options, except that the clock on both vesting and termination was restarted on November 19, 2009.  Accordingly, in certain cases, vested options were exchanged for unvested options.  A total of 1,744,069 shares were eligible for exchange and 1,637,652 options were actually surrendered and exchanged under the Option Exchange Program.  The grant price on the new options was $1.60 per share, the closing price of the Company’s common stock on November 19, 2009.

Stock option compensation expense of $2,677,000, $2,044,000 and $1,685,000 was recognized during the years ended December 31, 2010, 2009 and 2008, respectively.  The Company uses the single-award method for allocating the compensation cost to each period.

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

The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2010	2009	2008

Expected Volatility	78% - 80%	78% - 81%	43% - 69%
Expected Life (in years)	3.9	3.9	4.0
Risk-free interest rate	1.2% - 2.4%	1.8% - 2.5%	2.2% - 3.2%
Dividend yield	—	—	—
Fair value per stock option	$1.62	$0.79	$1.66

A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,719	$4.69
Granted	289	3.92
Exercised	(1,012)	2.17
Forfeited	(313)	6.11
Outstanding at December 31, 2008	3,684	5.20
Granted (1)	5,110	1.37
Exercised	(2)	1.60
Forfeited (2)	(3,635)	5.09
Outstanding at December 31, 2009	5,157	1.49
Granted	3,264	2.56
Exercised	(257)	1.76
Forfeited	(204)	3.36
Outstanding at December 31, 2010	7,960	1.87	3.93	$33,452,000
Exercisable at December 31, 2010	2,062	1.51	3.63	$9,412,000

(1)	Option Granted for 2009 include 1,637,652 options granted at $1.60 per share on November 19, 2009 pursuant to the Option Exchange Program.
(2)	Options Forfeited for 2009 include 1,637,652 out-of-the-money options surrendered on November 19, 2009 in exchange for new shares under the Option Exchange Program.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised was $692,000, $1,000 and $1,155,000 for the years ended December 31, 2010, 2009, and 2008, respectively. As a result of the stock options exercised, the Company received cash and recorded additional paid-in-capital of $452,000, $3,000 and $2,198,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the total amount of unrecognized compensation cost related to non-vested stock options was $7,400,000 which is expected to be recognized as expense over a weighted-average period of 2.2 years.

Under the Amended 2003 Plan, the Company may grant restricted stock awards to certain employee and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  The Company granted restricted stock awards valued at $294,000 during 2009.  No restricted stock awards were granted in 2010.

In total, the Company recognized compensation expense of $60,000, $318,000 and $745,000 during the years ended December 31, 2010, 2009 and 2008, respectively, related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	175	$5.05
Granted	50	7.34
Vested	(100)	5.34
Canceled	—	—
Nonvested at December 31, 2008	125	5.74
Granted	185	1.59
Vested	(202)	3.55
Canceled	—	—
Nonvested at December 31, 2009	108	$2.73
Granted	—	—
Vested	(25)	4.34
Canceled	(55)	2.43
Nonvested at December 31, 2010	28	$1.89

The Akorn, Inc. Employee Stock Purchase Plan (the “Plan”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions not exceeding 15% of base wages, at a 15% discount from market price. A maximum of 2,000,000 shares of the Company’s common stock may be acquired under the terms of the Plan. Approximately 175,000, 169,000 and 44,000 new shares were issued under the Plan in the years 2010, 2009 and 2008, respectively.

Note J — Income Taxes

The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2010
Federal	$(47)	$—	$(47)
State	199	—	199
	$152	$—	$152
Year ended December 31, 2009
Federal	$—	$—	$—
State	2	—	2
	$2	$—	$2
Year ended December 31, 2008
Federal	$—	$—	$—
State	4	—	4
	$4	$—	$4

Income tax expense (benefit) differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Computed “expected” tax expense (benefit)	$7,472	$(8,604)	$(2,699)
Change in income taxes resulting from:
State income taxes, net of federal income tax	1,180	(1,217)	(383)
Other permanent differences	5,686	1,207	76
Valuation allowance change	(14,186)	8,616	3,010
Income tax expense (benefit)	$152	$2	$4

Net deferred income taxes at December 31, 2010 and 2009 include (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry forward	$15,787	$35,618
Stock-based compensation	1,483	1,439
Joint Venture Company deferred gain	5,197	—
Other items, current	4,520	3,371
Other items, long-term	1,027	1,649
Total deferred tax assets	28,014	42,077

Deferred tax liabilities:
Property, plant and equipment, net	(2,247)	(2,124)
Net deferred tax asset	25,767	39,953

Valuation allowance	(25,767)	(39,953)

Net deferred taxes	$—	$—

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined the amount of the net deferred income tax assets that are more likely than not to be realized. Based upon its analysis, the Company established a valuation allowance to reduce the net deferred income tax assets to zero. The Company has net operating loss carry forwards of approximately $41 million expiring from 2021 through 2029. The Company’s U.S. federal income tax returns filed for years 2007 through 2009 are open for examination by the Internal Revenue Service.  The majority of the Company’s state and local income tax returns filed for years 2006 through 2009 are open for examination.  However, in Illinois only the 2009 corporate income tax return remains open for examination.

Note K — Retirement Plan

All Akorn employees are eligible to participate in the Company’s 401(k) Plan. The plan-related expense for the years ended December 31, 2010, 2009, and 2008, totaled $138,000, $156,000 and $428,000, respectively. The employer’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.  During 2008 and the first four months of 2009, the Company matched 50% of the first 6% of gross wages set aside by each participating employee for contribution under the Company’s 401(k) Plan.  The Company suspended its 401(k) match from May 1, 2009 through March 31, 2010.  Effective April 1, 2010, the Company reinstituted a matching contribution at a rate of 25% of the first 6% contributed by employees.  Subsequently, on January 1, 2011, the Company increased its matching contribution to 50% of the first 6% contributed.

Note L — Segment Information

During the three-year period ended December 31, 2010, the Company reported results for four segments:

Active Segments:
-	Ophthalmic
-	Hospital Drugs & Injectables
-	Contract Services

Terminated Segment:
-	Biologics & Vaccines

The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. This segment was previously classified as the injectable segment, however the Company subsequently changed the segment name to reflect that an increasing amount of pharmaceuticals delivered by the Company to hospitals are drugs other than injectable pharmaceuticals. The current name reflects that the segment includes both injectable and non-injectable pharmaceuticals.  The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The biologics & vaccines segment marketed adult Td vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The Company exited the biologics & vaccines segment in the first quarter of 2010 upon the termination of the MBL Distribution Agreement.  The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

The Company’s reportable segments are based upon internal financial reports that aggregate certain operating information. The Company’s chief operating decision maker, as defined in ASC Topic 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), is its chief executive officer, or CEO. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information.  The biologics & vaccines segment was reported until the Company exited this segment in the quarter ended March 31, 2010.  The other three segments have been reported for the entire three-year period ended December 31, 2010.

Selected financial information by segment is presented below (in thousands):

	Years ended December 31,
	2010	2009	2008
REVENUES
Ophthalmic	$32,750	$20,169	$20,447
Hospital drugs & injectables	28,872	16,456	19,627
Contract services	19,606	8,155	8,922
Biologics & vaccines	5,181	31,111	44,602
Total revenues	$86,409	$75,891	$93,598

GROSS PROFIT
Ophthalmic	$19,453	$5,135	$5,752
Hospital drugs & injectables	13,706	2,744	5,049
Contract services	7,244	1,304	2,581
Biologics & vaccines	2,062	6,489	13,210
Total gross profit	$42,465	$15,672	$26,592

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

On December 14, 2009, MBL delivered to the Company a 90-day notice of termination of the MBL Distribution Agreement.  This agreement had allowed the Company to market and sell Td vaccine supplied to us by MBL.  The Company exited the biologics & vaccines segment of its business upon termination of the MBL Distribution Agreement on March 14, 2010.

During 2010, 2009 and 2008, approximately $1,139,000, $818,000 and $1,384,000 of the Company’s net revenue, respectively, was from customers located in foreign countries.

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

(ii)  On April 15, 2009, the Company entered into the MBL Settlement Agreement, which obligated the Company to pay MBL a total of $10,500,000, consisting of $5,750,000 of existing liabilities plus an additional $4,750,000 in consideration of amendments to the MBL Distribution Agreement.  The balance due was to be paid in accordance with a periodic payment schedule through June 30, 2010.  The Company completed all payments as scheduled and has no further financial commitments to MBL.  Following is background information regarding the MBL Settlement Agreement and the Company’s relationship with MBL.

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

On April 15, 2009, the Company entered into a Settlement Agreement with MBL (the “MBL Settlement Agreement”) which provided that the Company would pay MBL the Settlement Payments according to a fixed payment schedule through June 30, 2010. The MBL Settlement Agreement provided that MBL could only draw on the L/C if: (i) the Company failed to make any Settlement Payment when due, (ii) any Settlement Payment made was set aside or otherwise required to be repaid by MBL, or (iii) the Company become the debtor in a bankruptcy or other insolvency proceeding begun before October 6, 2010 and no replacement letter of credit was issued prior to the expiration of the L/C.

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

The table below summarizes contingent potential milestone payments and minimum royalty payments due to strategic partners in the years 2011 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Minimum Payments
2011	$3,202
2012	250
2013	75

(v) On April 3, 2009, the Company’s former President and Chief Executive Officer, Arthur Przybyl, filed a demand for arbitration against the Company under his April 24, 2006 Executive Employment Agreement (the "Employment Agreement").  In his arbitration demand, Mr. Przybyl sought severance and related benefits that would have been payable under the Employment Agreement were Mr. Przybyl terminated without cause and had he met additional requirements.  Mr. Przybyl demanded more than $1,250,000.  In the Company’s response to Mr. Przybyl’s claim, it asserted counterclaims against Mr. Przybyl for (among other things) breach of contract and breach of fiduciary duty.  The Company sought affirmative monetary relief under its counterclaims.

On November 9, 2010, the Company entered into a confidential settlement agreement with Mr. Przybyl.  The settlement contained mutual general releases of all claims between the parties.  In connection with the settlement, the Company recognized expenses of approximately $600,000 in the fourth quarter of 2010.

Note N — Supplemental Cash Flow Information (in thousands)

	Year ended December 31,
	2010	2009	2008
Leasehold improvements funded by lessor	$—	$—	$1,768
Assets acquired through capital lease	84	—	85
Interest and taxes paid:
Interest paid	1,008	931	633
Income taxes paid	100	3	4

Note O — Recent Accounting Pronouncements

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

 Note P — Business Alliances

Unconsolidated Joint Venture

On September 22, 2004, the Company entered into a joint venture agreement with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for the U.S. hospital and retail markets.  The joint venture operates in the form of a Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides is responsible for developing, manufacturing and supplying products under an Original Equipment Manufacturer Agreement between it and the Joint Venture Company. The Company is responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. Under the terms of the joint venture agreement, the Company earns a fee from the Joint Venture Company equal to 7.5% of net sales for these services.  The Joint Venture Company launched its first commercialized product in 2008.  To supplement Strides’ manufacturing capabilities, during 2010 the Company began manufacturing one Joint Venture Company product in its Decatur, Illinois manufacturing plant.  The Company recorded revenue of $1,854,000 in 2010 related to sales of this product to the Joint Venture Company.

Strides and Akorn each own 50% of the Joint Venture Company with equal management representation. The Company accounts for the Joint Venture Company’s earnings and losses on the equity method of accounting in accordance with its 50% ownership interest. The Company’s share of the Joint Venture Company net income is reflected as “Equity in earnings of unconsolidated joint venture” on the Company’s consolidated statements of operations and consolidated statements of cash flows.

On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its ANDAs to Pfizer for $63.2 million in cash (the “Pfizer ANDA Sale”).  In accordance with an amendment to the joint venture operating agreement, the Company and Strides agreed to an uneven split of the proceeds, such that the Company received $35 million, or approximately 55.4% of the sale proceeds, and Strides received $28.2 million, or approximately 44.6%.  Costs of $103,000 related to the sale were allocated to each partner in the same proportion as the sales proceeds.  Transfer of ownership of the ANDAs is taking place in two steps.  On the initial closing date of December 29, 2010, the ANDAs of all dormant and in-development products owned by the Joint Venture Company were transferred to Pfizer.  Ownership of the ANDAs for products actively-marketed by the Joint Venture Company will transfer on the final closing date of May 1, 2011.  This arrangement allows the Joint Venture Company time to liquidate existing inventory of the actively-marketed products and allows Pfizer the opportunity to manufacture and label its own stock.  The Joint Venture Company will continue to market and sell the actively-marketed products through April 30, 2011 in “the ordinary course of business”, as defined in the Asset Purchase Agreement.  No assets or liabilities of the Joint Venture Company other than its ANDA rights were, or will be, transferred to Pfizer.  As of May 1, 2011, the Joint Venture Company will essentially cease operations, though it may continue to exist for some time after this date while its remaining assets and liabilities are liquidated.

The Joint Venture Company expects to record a total gain of approximately $63.1 million from the Pfizer ANDA Sale, of which approximately $38,937,000, or 61.7%, was recognized in the fourth quarter of 2010.  The overall gain is being allocated between the initial closing date and the final closing date based on the relative fair value of the ANDAs being transferred on each date.   The remaining gain of approximately $24,160,000 will be recognized in the second quarter of 2011.

The following tables sets forth a condensed statements of income for the three years ended December 31, 2010 and condensed balance sheets as of December 31, 2010 and 2009 for Akorn-Strides, LLC, along with information regarding the amount of earnings allocated to each member-partner of the LLC (in thousands):

CONDENSED STATEMENTS OF INCOME

	(Unaudited)
	Year ended December 31,
	2010	2009	2008
REVENUES	$16,260	$10,910	$2,024
Cost of sales	11,200	6,408	152
GROSS PROFIT	5,060	4,502	1,872
Operating expenses	1,447	1,307	1,283
OPERATING INCOME	3,613	3,195	589
Gain from Pfizer ANDA Sale	33,937	—	—
INCOME BEFORE INCOME TAXES	42,550	3,195	589
Income tax provision	4	35	—
NET INCOME	$42,546	$3,160	$589

Allocation of net income to members:
Akorn, Inc.	23,368	1,580	295
Strides	17,178	1,580	294
Total	$42,546	$3,160	$589

CONDENSED BALANCE SHEETS

	(Unaudited)
	December 31,
	2010	2009
ASSETS
Cash	$1,205	$777
Trade accounts receivable, net	2,701	3,807
Inventories, net	2,239	1,495
TOTAL ASSETS	$6,145	$6,079

LIABILITIES & MEMBERS’ EQUITY (DEFICIT)
Trade accounts payable	$75	$73
Accounts payable - members	1,870	2,312
Deferred gain on Pfizer ANDA Sale	24,160	—
TOTAL LIABILITIES	26,105	2,385

Members’ equity (deficit), net of advances	(19,960)	3,694
TOTAL LIABILITIES & MEMBERS’ EQUITY (DEFICIT)	$6,145	$6,079

Other Strategic Business Alliances

On November 16, 2004, the Company entered into an agreement with Hameln, a private German pharmaceuticals company, to license and supply to the Company two Orphan Drug New Drug Applications (“NDA’s”): Calcium-DTPA and Zinc-DTPA. The two drugs were approved on August 11, 2004 by the FDA, and are indicated as antidotes for the treatment of radioactive poisoning. Sales for the DTPA Products commenced in the fourth quarter of 2004. Under the agreement, Hameln provided the Company an exclusive license for an initial term of five years with automatic successive two-year extensions. The Company is responsible for marketing and distributing the DTPA Products in the U.S. and Canada. The Company pays Hameln the greater of 50% of its gross revenues or a minimum transfer price for the product. Hameln is responsible for the manufacturing of the DTPA Products for the Company. The Company is responsible for the payment of any annual FDA establishment fees and for the cost of any post approval studies.  The Company paid a one-time 1,550,000 Euro ($2,095,000) license fee, which is recorded as an intangible asset and was being amortized over a seven year period.  Per the terms of the agreement with Hameln, an automatic two-year extension would have gone into effect on November 16, 2009, extending the Company’s exclusive license until November 16, 2011.  However, in September 2009, the Company and Hameln agreed to early terminate the license and supply agreement on September 30, 2010.  Accordingly, the Company accelerated its amortization of the remaining unamortized license fees so that they were fully amortized by September 30, 2010.  The Company’s sales of the DTPA Products were $244,000, $1,262,000 and $322,000 in the years ended December 31, 2010, 2009 and 2008, respectively.  None of these product sales were to HHS.

On March 22, 2007, the Company entered into the MBL Distribution Agreement with MBL for distribution of Td vaccines.  MBL manufactures the Td vaccine products and the Company markets and distributes these products in the United States and Puerto Rico.  The agreement originally provided the Company exclusive distribution rights, but the MBL Distribution Agreement was converted to a non-exclusive agreement on March 27, 2009 pursuant to the terms of a letter agreement signed as of that date.  On December 14, 2009, MBL delivered to the Company a ninety-day notice of termination of the MBL Distribution Agreement.  Accordingly, the Company has terminated the distribution of Td vaccines as of March 14, 2010.  The Company recorded revenues from its sales of Td vaccine products totaling $5,181,000, $29,700,000 and $38,222,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

Note Q — Customer and Supplier Concentration

In 2010, 2009 and 2008, a significant portion of the Company’s gross and net sales were through three large wholesale drug distributors and a significant portion of  the Company’s accounts receivable as of December 31, 2010, 2009 and 2008 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

The following table sets forth the percentage of the Company’s gross and net sales and gross accounts receivable attributable to these three distributors for the periods indicated:

	2010			2009			2008
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	24%	17%	32%	25%	21%	44%	16%	12%	7%
Cardinal	25%	17%	31%	21%	19%	21%	23%	19%	41%
McKesson	15%	11%	7%	16%	14%	6%	10%	14%	6%
Total	64%	45%	70%	62%	54%	71%	49%	45%	54%

If sales to Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

In terms of supplier concentration, in 2010, 2009 and 2008, Td vaccine purchases from MBL represented 14%, 38% and 62% of the Company’s purchases, respectively.  In 2010, 2009 and 2008, MBL was the Company’s sole supplier of Td vaccine for its vaccine segment.  The Company ceased distribution of Td vaccines on March 14, 2010 upon termination of the MBL Distribution Agreement.  No other supplier represented 10% or more of the Company’s purchases in 2010, 2009 or 2008.

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

Note R — Related Party Transactions

John N. Kapoor, Ph.D, Chairman of the Company’s Board of Directors and a significant holder of the Company’s common stock, has provided debt financing to Akorn through two entities that he controls.

From July 2008 until December 2010, the Company held a Subordinated Note payable to the Kapoor Trust, of which Dr. Kapoor is the sole trustee and beneficiary.  On July 28, 2008, the Company borrowed $5,000,000 from the Kapoor Trust pursuant to a one-year Subordinated Note bearing interest at an annual rate of 15%.  On August 17, 2009, the Subordinated Note was refinanced for an additional five years, establishing August 17, 2014 as the new due date.  In addition to the term extension, the principal amount was increased to $5,853,267 to include accrued interest through August 16, 2009, and the Company issued 2,099,035 warrants to the Kapoor Trust to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing price of the Company’s stock at August 14, 2009.  The interest rate remained unchanged at 15% per year.  On December 16, 2010, the Company early paid the balance due on the Subordinated Note, along with a 10% early payment fee, thereby canceling the note.

On March 31, 2009, the Company consented to an Assignment Agreement between GE Capital and EJ Funds which transferred all of GE Capital’s rights and obligations under its existing $25,000,000 GE Credit Agreement to EJ Funds.  Dr. Kapoor is the president of EJ Financial Enterprises, Inc., a healthcare consulting and investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.  Subsequent to signing the Assignment Agreement, on April 13, 2009 the Company entered into a Modification, Warrant and Investor Rights Agreement with EJ Funds that, among other things (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, (ii) set the interest rate for all amounts outstanding under the Credit Agreement to 10% per annum with interest payments due monthly, (iii) granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors, and (iv) granted EJ Funds a warrant to purchase 1,939,639 shares of the Company’s common stock at an exercise price of $1.11 per share, subject to certain adjustments.  On August 19, 2009, the Company and EJ Funds agreed to an amendment increasing the loan commitment to $10,000,000 and waiving the Company’s requirement to comply with debt covenants until April 1, 2010.  In exchange, the Company issued to EJ Funds 1,650,806 warrants to purchase its common stock at an exercise price of $1.16, the closing price of the Company’s stock on August 14, 2009.

On April 15, 2009, the Company also entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust, pursuant to which the Kapoor Trust agreed to provide the Company with a Letter of Credit (the “L/C”) as security for the Company’s payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement. Simultaneous with the delivery of the Reimbursement Agreement, the L/C was issued by the Bank of America in favor of MBL. The Reimbursement Agreement provided, among other things, that the Company would reimburse the Kapoor Trust for any draws by MBL under the L/C through the mechanism of causing the amount of the draws to become term indebtedness payable to the Kapoor Trust on the same terms as the revolving debt under the Credit Agreement. All of the Company’s obligations under the Reimbursement Agreement would also be considered secured obligations under the Credit Agreement.  Per terms contained in the MBL agreements, the L/C requirement expired on October 3, 2010, ninety-five (95) days after June 30, 2010, the date the Company submitted its final payment under the MBL Settlement Agreement.

Pursuant to the Reimbursement Agreement, the Company issued a warrant to the Kapoor Trust (the “Reimbursement Warrant”) to purchase 1,501,933 shares of the Company’s common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Reimbursement Warrant expires five years from the date of issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure.

On March 3, 2010, the Company entered into an 8-year sub-lease agreement with EJ Financial for their sub-lease of a portion of the Company’s corporate offices in Lake Forest, Illinois.  This sub-lease commenced on April 1, 2010.  Per the terms of the sub-lease agreement, EJ Financial will pay base monthly rent plus a proportionate share of common area maintenance costs. The total base rent payable to the Company during the life of this sub-lease is approximately $592,000.

Note S — Severance Charges

The Company recorded severance charges totaling $722,000 during the year ended December 31, 2009.  These charges were included in selling, general and administrative expenses on the consolidated statement of operations.  During the second quarter of 2009, management restructured its operations resulting in the elimination of approximately 25 positions as part of a broad cost reduction emphasis for the Company. Severance charges were primarily related to the elimination of operational and administrative positions and changes in the senior executive team.  Of the total $722,000 in severance charges, $440,000 was paid out during 2009 and the remaining $282,000 was paid out in 2010.

As of December 31, 2010, there was approximately $29,000 in accrued severance on the Company’s balance sheet related to one position that was eliminated at the end of the year.

Note T – Subsequent Events

On January 27, 2011, EJ Funds and the Company signed a Waiver and Consent for the purpose of waiving the Company’s obligation to comply with the capital expenditure limit for 2011 under the Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and the CFO have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, Company management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.

Attestation Report of the Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears above.

Changes in Internal Control Over Financial Reporting

In the fourth quarter ended December 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

Our board of directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and persons performing similar functions.  Our Code of Ethics is available on our website at www.akorn.com.

Remaining information required under this Item 10 is incorporated by reference to the sections entitled “I – Proposals – Proposal 1 – Elections of Directors”, “II – Corporate Governance and Related Matters” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2011 annual meeting.

Item 11. Executive Compensation.

Incorporated by reference to the sections entitled “II – Corporate Governance and Related Matters – Director Compensation” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2011 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the section entitled “III – Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2011 annual meeting.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference to the section entitled “II – Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2011 annual meeting.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to the section entitled “I – Proposals – Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2011 annual meeting.

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

4.25		Warrant, dated march 10, 2010, granted by Akorn, Inc. to Serum Institute of India Ltd, incorporated by reference to Exhibit 4.1 to our report on Form 8-K filed on March 16, 2010.

10.11
Supply Agreement dated January 4, 2002, by and between Akorn, Inc. and Novadaq Technologies, Inc., incorporated by reference to Exhibit 10.22 to Akorn, Inc.’s report on Form 10-K for fiscal year ended December 31, 2001 filed on April 16, 2002 (Commission file No. 000-13976).

10.16	†
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

10.22	†
Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.23	†
Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.24	†
Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 (Commission file No. 000-13976).

10.25	†
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

10.31
OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976)..

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

10.38	†
Offer letter dated November 15, 2004, from Akorn, Inc. to Jeffrey A. Whitnell, for position of Senior Vice President incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 001-32360).

10.39	†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan incorporated by reference to Exhibit 10.59 to Akorn, Inc.’s report on Form 10-K filed on March 31, 2005 (Commission file No. 000-13976).

10.40	†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Exhibit 10.58 to Akorn, Inc.’s Registration Statement on Form S-1 filed May 10, 2005.

10.42
Solicitation/Contract/Order for Commercial Items issued by the HHS to Akorn, Inc. on December 30, 2005, incorporated by reference to Exhibit 10.54 to Akorn, Inc.’s report on Form 10-K filed on March 30, 2006 (Commission file No. 000-13976).

10.43	†
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

10.47
Development and Exclusive Distribution Agreement dated November 7, 2006 between Akorn, Inc. and Serum Institute of India, Ltd. incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed November 14, 2006 (Commission file No. 001-32360).

10.48	Ω
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

10.51	Ω
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

10.53	Ω
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

10.57	Ω
Exclusive Distribution Agreement dated March 22, 2007 between Akorn, Inc. and the University of Massachusetts, as represented by the Massachusetts Biological Laboratories incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 30, 2007.

10.58	†Ω	2007 Management Bonus Objectives incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed April 23, 2007.

10.59		Industrial Building Lease dated October 23, 2007 between Akorn, Inc. and CV II Gurnee LLC incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed October 29, 2007.

10.60	Ω
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

10.63	Ω
Binding Term Sheet dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 11, 2008.

10.64	Ω
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

10.68	Ω
Second Amendment to Exclusive Distribution Agreement dated July 30, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.9 to Akorn, Inc.’s quarterly report on Form 10-Q filed August 8, 2008.

10.69	Ω
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

10.72	Ω
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

10.82		Amended and Restated Akorn, Inc. 2003 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on August 20, 2009.

10.83	†
Form of Amendment to Executive Consulting Agreement between Akorn, Inc. and Raj Rai, dated December 8, 2009, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 22, 2009.

10.84	*	Form of First Amendment to $10,000,000 Credit Facility, Amended and Restated Credit Agreement by and among Akorn, Inc. and Akorn (New Jersey), Inc., as Borrowers and EJ Funds, LP, as Lender.

10.85		Securities Purchase Agreement dated March 10, 2010, between Akorn, Inc. and Serum Institute of India Ltd, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on March 16, 2010.

10.86
Amended and Restated Registration Rights Agreement dated June 28, 2010, between Akorn, Inc. and The John N. Kapoor Trust Dated September 20, 1989 and EJ Funds LP, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on July 2, 2010.

10.87
Lease Agreement dated July 15, 2010, by and between Veronica Development Associates, a New Jersey general partnership, and Akorn (New Jersey), Inc., an Illinois corporation, for the Company’s 50,000 square foot manufacturing facility at 72-6 Veronica Avenue, Somerset, New Jersey, incorporate by reference to Exhibit 10.1 to our report on Form 8-K filed on July 30, 2010.

10.88	†
Form of Second Amendment to Executive Consulting Agreement between Akorn, Inc. and Raj Rai, its Chief Executive Officer, effective December 8, 2010, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on December 28, 2010.

10.89	†
Form of Employment Agreement, dated December 22, 2010, between Akorn, Inc. and Timothy Dick, its Chief Financial Officer, incorporated by reference to Exhibit 10.2 to our report on Form 8-K filed on December 28, 2010.

10.90	†
Form of Employment Agreement, dated December 22, 2010, between Akorn, Inc. and Joe Bonaccorsi, its Secretary, incorporated by reference to Exhibit 10.3 to our report on Form 8-K filed on December 28, 2010.

10.91	*	Supplement to and Amendment of Limited Liability Company Agreement for Akorn-Strides, LLC, dated December 29, 2010.

21.1
Subsidiaries of Akorn, Inc., incorporated by reference to Exhibit 21.1 to Akorn, Inc.’s Pre-effective Amendment to Registration Statement on Form S-1 filed October 13, 2004 (Commission file No. 333-119168).

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

	By:	/s/ RAJAT RAI
Rajat Rai
Chief Executive Officer

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI	Chief Executive Officer	March 11, 2011
Rajat Rai

/s/ TIMOTHY A. DICK	Chief Financial Officer (Principal Financial Officer	March 11, 2011
Timothy A. Dick	and Principal Accounting Officer)

/s/ JOHN N. KAPOOR, PH.D.	Director, Chairman of the Board	March 11, 2011
John N. Kapoor, Ph.D.

/s/ KENNETH S. ABRAMOWITZ	Director	March 11, 2011
Kenneth S. Abramowitz

/s/ RONALD M. JOHNSON	Director	March 11, 2011
Ronald M. Johnson

/s/ STEVEN J. MEYER	Director	March 11, 2011
Steven J. Meyer

/s/ BRIAN TAMBI	Director	March 11, 2011
Brian Tambi

/s/ ALAN WEINSTEIN	Director	March 11, 2011
Alan Weinstein