Form 10-Q
period 2011-03-31
AKORN INC
filed 2011-05-10
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________   TO ____________

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

Yes ☐            No ☑

At May 6, 2011 there were 94,549,635 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,712	$41,623
Trade accounts receivable, net	14,453	11,270
Inventories, net	19,830	18,917
Prepaid expenses and other current assets	1,810	1,803
TOTAL CURRENT ASSETS	81,805	73,613
PROPERTY, PLANT AND EQUIPMENT, NET	34,014	32,731
OTHER LONG-TERM ASSETS
Intangibles, net	2,866	3,122
Deferred financing costs	1,352	1,545
Other	105	105
TOTAL OTHER LONG-TERM ASSETS	4,323	4,772
TOTAL ASSETS	$120,142	$111,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$6,477	$4,894
Accrued compensation	1,428	3,396
Accrued expenses and other liabilities	3,763	3,473
Advance from unconsolidated joint venture	10,680	10,177
TOTAL CURRENT LIABILITIES	22,348	21,940
LONG-TERM LIABILITIES
Lease incentive obligation	1,096	1,125
Product warranty liability	1,299	1,299
TOTAL LONG-TERM LIABILITIES	2,395	2,424
TOTAL LIABILITIES	24,743	24,364
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 94,545,555 and 93,975,334 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	187,030	182,466
Warrants to acquire common stock	17,946	19,673
Accumulated deficit	(109,577)	(115,387)
TOTAL SHAREHOLDERS’ EQUITY	95,399	86,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,142	$111,116

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Revenues	$25,444	$20,520
Cost of sales	11,191	12,092
GROSS PROFIT	14,253	8,428
Selling, general and administrative expenses	6,402	4,757
Research and development expenses	1,887	1,432
Amortization of intangibles	256	414
TOTAL OPERATING EXPENSES	8,545	6,603
OPERATING INCOME	5,708	1,825
Write-off and amortization of deferred financing costs	(193)	(273)
Interest income (expense), net	11	(290)
Equity in earnings of unconsolidated joint venture	824	464
Change in fair value of warrants liability	—	1,798
INCOME BEFORE INCOME TAXES	6,350	3,524
Income tax provision	540	4
NET INCOME	$5,810	$3,520
NET INCOME PER SHARE:
BASIC	$0.06	$0.04
DILUTED	$0.06	$0.04
SHARES USED IN COMPUTING NET INCOME PER SHARE:
BASIC	94,197	90,446
DILUTED	103,985	92,817

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
 UNAUDITED
 (In Thousands)

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Three Months Ended March 31, 2011	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2010	93,975	$182,466	$19,673	$(115,387)	$86,752
Net income	—	—	—	5,810	5,810
Net proceeds from exercise of warrants	365	3,454	(1,727)	—	1,727
Exercise of stock options	74	116			116
Employee stock purchase plan issuances	129	263	—	—	263
Amortization of deferred compensation related to restricted stock awards	3	4	—	—	4
Stock-based compensation expense	—	727	—	—	727

BALANCES AT MARCH 31, 2011	94,546	$187,030	$17,946	$(109,577)	$95,399

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Three Months Ended March 31, 2010	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$(137,211)	$38,637
Net income	—	—	—	3,520	3,520
Net proceeds from common stock and warrant offering	1,838	2,060	409	—	2,469
Employee stock purchase plan issuances	47	95	—	—	95
Amortization of deferred compensation related to restricted stock awards	17	32	—	—	32
Stock-based compensation expense	—	269	—	—	269

BALANCES AT MARCH 31, 2010	92,292	$176,483	$2,230	$(133,691)	$45,022

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$5,810	$3,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,126	1,302
Write-off and amortization of deferred financing fees	193	273
Non-cash stock compensation expense	731	301
Non-cash change in fair value of warrants liability	—	(1,798)
Equity in earnings of unconsolidated joint venture	(824)	(464)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,183)	(2,413)
Inventories	(913)	901
Prepaid expenses and other current assets	(7)	575
Trade accounts payable	1,583	(23)
Accrued expenses and other liabilities	(2,194)	(209)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,322	1,965
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,131)	(1,185)
Distribution from unconsolidated joint venture	1,792	730
NET CASH USED IN INVESTING ACTIVITIES	(339)	(455)
FINANCING ACTIVITIES:
Repayments of line of credit	—	(3,000)
Net proceeds from common stock and warrant offering	1,727	2,469
Proceeds under stock option and stock purchase plans	379	95
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,106	(436)
INCREASE IN CASH AND CASH EQUIVALENTS	4,089	1,074
Cash and cash equivalents at beginning of period	41,623	1,617
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,712	$2,691
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	5	190
Amount paid for income taxes	206	12

See notes to condensed consolidated financial statements

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey), Inc. (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives and controlled substances for pain management and anesthesia, among others.  The Company operates pharmaceutical manufacturing plants in Decatur, Illinois and Somerset, New Jersey, a central distribution warehouse in Gurnee, Illinois, a research and development center in Skokie, Illinois and corporate offices in Lake Forest, Illinois.  The Company’s customers include physicians, optometrists, chain drug stores, group purchasing organizations and their member hospitals, alternate site providers, wholesalers, distributors and other pharmaceutical companies.  In addition, the Company is a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which develops and manufactures injectable pharmaceutical products for sale in the United States.  The Joint Venture Company sold the rights to all of its Abbreviated New Drug Applications (“ANDAs”) to Pfizer, Inc. (“Pfizer”) in December 2010 and discontinued product sales on April 30, 2011.  Its operations are expected to be phased down over the coming months. The Company accounts for the Joint Venture Company using the equity method of accounting.  The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiary, Akorn (New Jersey) Inc.  Inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed March 14, 2011.

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

Chargebacks: The Company enters into contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy products from the Company and subsequently sell them to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler.  When an actual chargeback request is received from a wholesaler, the Company reduces the chargeback allowance when it processes the chargeback. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s expense provision for chargebacks is recorded at the time when sales revenues are recognized.

Management obtains periodic wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of inventory in transit to the wholesaler at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses the established percentage estimate until historical and current trends indicate that a revision should be made.  The Company used an estimate of 98.5% during the quarter ended March 31, 2011 and 97% during the quarter ended March 31, 2010.

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

Income taxes:  Due to uncertainty in the ability of the Company to realize deferred tax assets, a valuation allowance has been recorded for the net deferred income tax assets.  The tax expense in the condensed consolidated statements of income for the three months ended March 31, 2011 reflects the legislative suspension of the use of prior year’s carryforward net operating losses (“NOL’s”) in certain states. Prior to this suspension, the Company was able to use the prior year’s NOL’s to reduce or eliminate current income taxes in those states.  The tax expense for the three months ended March 31, 2010 primarily relates to certain minimum state tax assessments.  The Company has not recorded a federal tax provision as it is still able to use those NOL’s for federal income tax purposes.

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

The liability at June 28, 2010 for the Kapoor Warrants was estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $2.49 to $2.50.  During the three months ended March 31, 2010, the Company recorded a non-operating expense of $1,798,000 to reflect the change in fair value of the Kapoor Warrants.  This expense is listed under the caption “Change in fair value of warrants liability” in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010.

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

The assumptions used in estimating the fair value of the warrants at March 31, 2010 was as follows:

March 31, 2010
Expected Volatility	78.3%
Expected Life (in years)	4.0 – 4.4
Risk-free interest rate	2.3%
Dividend yield	—

The following table summarizes the terms of the Kapoor Warrants:
					Fair Value (000’s)
Granted To:	Warrant Identification	Grant Date1	Warrants Granted	Exercise Price	Dec. 31, 2009	Mar. 31, 2010	June 28, 2010

EJ Funds	Modification Warrant	Apr. 15, 2009	1,939,639	$ 1.11	$ 2,425	$ 1,939	$ 4,829
Kapoor Trust	Reimbursement Warrant	Apr. 15, 2009	1,501,933	$ 1.11	1,877	1,502	3,740
EJ Funds	Restatement Warrants 2	Aug. 17,2009	1,650,806	$ 1.16	2,096	1,684	4,127
Kapoor Trust	Subordinated Note Warrants 3	Aug. 17,2009	2,099,935	$ 1.16	2,667	2,142	5,250
			7,192,313		$ 9,065	$ 7,267	$ 17,946

1	The expiration date on all Kapoor Warrants is five (5) years after Grant Date.

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

NOTE C — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, if necessary, if actual forfeitures differ from initial estimates.

For the three-month periods ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense related to options of $727,000 and $269,000, respectively.  The Company uses the single-award method for allocating compensation cost to each period.

There were no stock options granted during the three months ended March 31, 2011.  The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended March 31, 2010, along with the weighted-average grant date fair value, was as follows:

	Three months ended March 31,
	2011		2010

Expected volatility		N/A	78%
Expected life (in years)		N/A	3.9
Risk-free interest rate		N/A	2.4%
Dividend yield		N/A	—
Fair value per stock option	$	N/A	$0.85
Forfeiture rate		N/A	8%

The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the quarter ended March 31, 2011:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,960	$1.87	3.93	$33,452,000
Granted	—	—
Exercised	(74)	1.60
Forfeited	(83)	1.59
Outstanding at March 31, 2011	7,803	$1.87	3.68	$30,420,000
Exercisable at March 31, 2011	2,298	$1.50	3.42	$9,831,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. During the quarter ended March 31, 2011, 74,000 stock options were exercised resulting in cash payment to the Company of $116,000. These exercises generated tax-deductible expenses totaling $282,000.

The Company also may grant restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant restricted stock awards during the first quarters of 2011 or 2010. As of March 31, 2011, the total unrecognized compensation expense related to non-vested restricted stock awards was $22,000. The Company recognized compensation expense of $4,000 during the first quarter of 2011 related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2010	28	$1.89
Granted	—	—
Forfeited	—	—
Vested	(3)	7.34
Non-vested at March 31, 2011	25	$1.34

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

The provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the statements of income with the exception of the provision for doubtful accounts which is reflected as part of selling, general and administrative expense. The ending reserve amounts are included in trade accounts receivable, net in the Company’s balance sheets.

Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2011	2010
Gross accounts receivable	$21,565	$17,603
Less:
Chargeback and rebates reserves	(2,897)	(2,522)
Returns reserve	(3,803)	(3,463)
Discount and allowances reserve	(405)	(345)
Allowance for doubtful accounts	(7)	(3)
Net trade accounts receivable	$14,453	$11,270

For the three-month periods ended March 31, 2011 and 2010, the Company recorded chargeback and rebate expense of $12,339,000 and $9,606,000, respectively. The increase was primarily due to increased sales in the Ophthalmic and Hospital drugs & Injectables segments. The chargeback and rebate reserve balance increased by $375,000 in the quarter due to increased sales.

For the three-month periods ended March 31, 2011 and 2010, the Company recorded provisions for product returns of $526,000 and $550,000, respectively.

For the three-month periods ended March 31, 2011 and 2010, the Company recorded provisions for cash discounts of $579,000 and $459,000, respectively.

NOTE F — INVENTORIES

The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2011	2010
Finished goods	$5,416	$5,935
Work in process	3,074	2,058
Raw materials and supplies	11,340	10,924
	$19,830	$18,917

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at March 31, 2011 and December 31, 2010 was reported net of these reserves of $1,364,000 and $1,612,000, respectively, primarily related to finished goods.

As of March 31, 2011 and December 31, 2010, the Company’s inventory balances included $3,465,000 and $3,460,000, respectively, related to products which have not yet received approval from the U.S. Food and Drug Administration (“FDA”).  However, the Company believes that FDA approval is probable and that it will be able to fully recover the costs of this inventory.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2011	2010
Land	$396	$396
Buildings and leasehold improvements	20,158	20,096
Furniture and equipment	48,972	48,743
Sub-total	69,526	69,235
Accumulated depreciation	(40,531)	(39,661)
	28,995	29,574

Construction in progress	5,019	3,157
Property, plant and equipment, net	$34,014	$32,731

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

Credit Facility

On January 7, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace its previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the Credit Agreement was subsequently assigned to EJ Funds, LP.)  Pursuant to the Credit Agreement, the Lenders agreed to extend loans to the Company under a revolving credit facility up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). The Credit Facility shall terminate, and all amounts outstanding thereunder shall be due and payable, on January 7, 2013, or on an earlier date as specified in the Credit Agreement.

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

In connection with the Assignment, on April 13, 2009, the Company entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, and (ii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly.  The Modification Agreement also granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require the Company to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, the Company agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

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

At March 31, 2011, the Company had no outstanding balance under the Credit Facility.  Accordingly, the Company had availability of $10,000,000 under the Credit Facility as of March 31, 2011.  Any borrowings against the Credit Facility will bear interest at a fixed rate of 10%.  There are no fees charged to the Company on the unused portion of the Credit Facility.

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

In December 2010, holders submitted 77,779 of the PIPE Warrants for cashless exercise, resulting in the Company issuing 9,195 shares of its common stock.  Of the 1,431,309 PIPE Warrants that remained outstanding as of December 31, 2010, (a) 319,863 warrants were exercised for $1,727,000, (b) 878,112 warrants were cashless exercises resulting in the issuance of 45,294 shares, and (c) 233,334 warrants expired unexercised on March 8, 2011.

NOTE J — EARNINGS PER COMMON SHARE

Basic net income per common share is based upon the weighted average common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method.

Certain shares that are potentially dilutive in the future have been excluded from the diluted net income per share computation as they would have been anti-dilutive for the period. The number of such shares subject to warrants as of March 31, 2011 and March 31, 2010 was zero and 2,914,000, respectively. The number of such shares subject to stock options as of March 31, 2011 and March 31, 2010 was 364,000 and 4,627,000, respectively.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, and (iii) unvested restricted stock awards (“RSAs”).  A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	Three months ended March 31,
	2011	2010
Net income	$5,810	$3,520
Net income per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

Shares used in computing net income per share:
Weighted average basic shares outstanding	94,197	90,446
Dilutive securities:
Stock options and unvested RSA’s	4,091	286
Stock warrants	5,697	2,085
Total dilutive securities	9,788	2,371

Weighted average diluted shares outstanding	103,985	92,817

NOTE K — INDUSTRY SEGMENT INFORMATION

The Company classifies its operations into four business segments: ophthalmic, hospital drugs & injectables, biologics & vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. The biologics & vaccines segment, which the Company exited during the first quarter of 2010, marketed adult Tetanus-Diphtheria (“Td”) and Flu vaccines directly to hospitals and physicians as well as through wholesalers and national distributors. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.

The Company was party to an Exclusive Distribution Agreement with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School (“MBL”) dated as of March 22, 2007 (the “MBL Distribution Agreement”) for the distribution of MBL’s Td vaccine.  The Company exited the biologics & vaccines segment upon termination of the MBL Distribution Agreement on March 14, 2010.  The Company had terminated distribution of Flu vaccines during 2009.  The Company has not operated in the biologics & vaccines segment since March 31, 2010.

The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED MARCH 31,
	2011	2010
REVENUES
Ophthalmic	$11,018	$6,335
Hospital Drugs & Injectables	9,055	5,975
Contract Services	5,371	3,029
Biologics & Vaccines	—	5,181
Total revenues	$25,444	$20,520
GROSS PROFIT
Ophthalmic	$7,186	$3,116
Hospital Drugs & Injectables	4,861	2,224
Contract Services	2,206	1,026
Biologics & Vaccines	—	2,062
Total gross profit	14,253	8,428
Operating expenses	8,545	6,603
Operating profit	5,708	1,825
Other income	642	1,699
Income before income taxes	$6,350	$3,524

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE L — COMMITMENTS AND CONTINGENCIES

Product Warranty Reserve

The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability study does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.  All studies to date have confirmed the product’s stability. This reserve balance was $1,299,000 at March 31, 2011 and December 31, 2010.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Operations.  As of March 31, 2011, the Company anticipates that approximately $3,521,000 will be due in the remainder of 2011 and in subsequent years under the terms of its existing strategic business agreements.

NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION

AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 64% of the Company’s gross revenues for the three months ended March 31, 2011 and 2010, and 48% and 47% of net revenues for the three months ended March 31, 2011 and 2010, respectively.   They accounted for approximately 65% and 68% of the Company’s gross accounts receivable balance as of March 31, 2011 and December 31, 2010, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

For the three months ended March 31, 2010, purchases of Td vaccine from MBL accounted for 62% of the Company’s purchases.  The Company ceased distributing Td vaccines in March 2010 in conjunction with the termination of the MBL Distribution Agreement.

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

NOTE N — UNCONSOLIDATED JOINT VENTURE

On September 22, 2004, the Company entered into a 50/50 joint venture agreement (the “Joint Venture Agreement”) with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of various generic pharmaceutical products for sale in the United States.  The joint venture, known as Akorn-Strides LLC (the “Joint Venture Company”), launched its first commercialized product during 2008.  Under the joint venture arrangement, Strides has been primarily responsible for developing and manufacturing the products, while the Company has been responsible for marketing and selling the products.  To supplement Strides’ manufacturing capabilities, the Company began manufacturing one Joint Venture Company product in the second quarter of 2010.  For its sales and marketing efforts, the Company earns revenue from the Joint Venture Company in the form of a fee calculated as a percentage of the Joint Venture Company’s monthly net sales revenue.

On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its abbreviated new drug applications (“ANDAs”) to Pfizer for $63.2 million in cash.  In accordance with an amendment to the Joint Venture Agreement, the proceeds were split unevenly, with the Company receiving $35.0 million and Strides receiving $28.2 million.  The Asset Purchase Agreement included an initial closing date of December 29, 2010 and a final closing date of May 1, 2011.  The ANDAs for dormant and in-development products were transferred on the initial closing date, while the ANDAs for actively-marketed products were transferred to Pfizer on the final closing date.  The Joint Venture Company recognized a gain of $63.1 million from the sale, of which $38.9 million was recognized in the fourth quarter of 2010 and the remaining $24.2 million will be recognized in the second quarter of 2011.  Having sold all of its ANDAs, the Joint Venture Company discontinued product sales in the second quarter of 2011 and its operations are expected to be phased down in the coming months.

The following tables set forth a condensed statement of income of the Joint Venture Company for the quarters ended March 31, 2011 and 2010, as well as condensed balance sheets as of March 31, 2011 and December 31, 2010.

CONDENSED STATEMENTS OF INCOME
(IN THOUSANDS)

	Three months ended March 31,
	2011	2010
Revenues	$4,664	$4,775
Cost of sales	2,650	3,326
Gross profit	2,014	1,449
Operating expenses	366	518
Operating income	1,648	931
Income before income taxes	1,648	931
Income tax provision	—	3
Net income	$1,648	$928

50% share to each partner	$824	$464

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2011	2010
Assets:
Cash	$2,057	$1,205
Trade accounts receivable, net	1,874	2,701
Inventories, net	690	2,239
Total assets	$4,621	$6,145

Liabilities and members’ equity:
Trade accounts payable	$32	$75
Accounts payable – members	741	1,870
Deferred gain on Pfizer ANDA Sale	24,160	24,160
Total liabilities	24,933	26,105

Members’ deficit, net of advances	(20,312)	(19,960)
Total liabilities & members’ deficit	$4,621	$6,145

NOTE O — SUBSEQUENT EVENT

On May 3, 2011, the Company entered into a Share Purchase Agreement (the “SPA”) by and among Akorn, Inc., AVR Business Trust, Advanced Vision Research, Inc., and Advanced Vision Pharmaceuticals, LLC, and the Shareholders of AVR Business Trust (collectively, the “Sellers”) and, pursuant thereto, purchased of all of the outstanding shares of stock of Advanced Vision Research, Inc. (“AVR”) for $26.0 million in cash.  The purchase price is subject to adjustment based on a working capital guarantee contained in the SPA.  In addition, Akorn has agreed to reimburse the Sellers for any incremental income tax expense they should incur related to the parties making an Internal Revenue Code Section 338(h)(10) election.  The SPA contains representations and warranties customary for an agreement of this type.

AVR markets a line of over-the-counter eye care products under the TheraTears® brand name, generating annual sales of approximately $20 million.  Akorn has been a contract manufacturer of certain TheraTears® products since 2008, having generated revenues of $1.6 million, $1.2 million and $2.1 million in 2008, 2009 and 2010, respectively, from the sale of TheraTears® products to AVR.

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

     You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011, and include the following items:

●	Our ability to generate cash from operations sufficient to meet our working capital requirements;

●	Our ability to obtain additional funding or financing to operate and grow our business;

●	Our ability to sustain positive relationships with our major customers;

●	The effects of federal, state and other governmental regulation on our business;

●	Our success in developing, manufacturing, acquiring and marketing new products;

●	The success of our strategic partnerships for the development and marketing of new products;

●	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

●	Our ability to bring new products to market and the effects of sales of such products on our financial results;

●	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

●	Our ability to effectively integrate acquired businesses;

●	Availability of raw materials needed to produce our products; and

●	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Operations and our segment reporting information for the quarters ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three months ended March 31,
	2011		2010
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenues:
Ophthalmic	$11,018	43.3%	$6,335	30.9%
Hospital drugs & injectables	9,055	35.6%	5,975	29.1%
Contract services	5,371	21.1%	3,029	14.8%
Biologics & vaccines	—	0.0%	5,181	25.2%
Total revenues	25,444	100.0%	20,520	100.0%
Gross profit:
Ophthalmic	7,186	65.2%	3,116	49.2%
Hospital drugs & injectables	4,861	53.7%	2,224	37.2%
Contract services	2,206	41.1%	1,026	33.9%
Biologics & vaccines	—	0.0%	2,062	39.8%
Total gross profit	14,253	56.0%	8,428	41.1%
Operating expenses:
Selling, general & administrative expenses	6,402	25.2%	4,757	23.2%
Research and development expenses	1,887	7.4%	1,432	7.0%
Amortization & write-down of intangibles	256	1.0%	414	2.0%
Operating income	5,708	22.4%	1,825	8.9%
Other income	642	2.5%	1,699	8.3%
Income before income taxes	$6,350	24.9%	$3,524	17.2%
Income tax provision	540	2.1%	4	0.0%
Net income	$5,810	22.8%	$3,520	17.2%

Our consolidated revenues were $25,444,000 in the quarter ended March 31, 2011, an increase of $4,924,000, or 24.0% compared to the same period in 2010.  This increase in revenue was related to a number of factors, including the introduction of new products, such as Erythromycin ophthalmic ointment and Hydromorphone Hydrochloride, price increases for certain products, and increases in contract manufacturing for the Joint Venture Company and unrelated third party customers, as well as organic growth in many of our established products.  The increases in our core segments – ophthalmic, hospital drugs & injectables and contract services – of $10,105,000 or 65.9% more than offset the $5,181,000 reduction for the biologics & vaccines segment revenues as we exited this segment in March 2010.

Consolidated gross profit was $14,253,000, or 56.0% of revenue, for the first quarter of 2011 as compared to a gross profit of $8,428,000, or 41.1% of revenue, in the corresponding prior year period.  These increases were due to a variety of factors, including sales from new products that carried higher profit margins, improved plant utilization, selected price increases for certain of our existing products and the absence of a plant shutdown in the quarter for scheduled preventive maintenance.

Selling, general and administrative (“SG&A”) expenses increased by $1,645,000 or 34.6% during the quarter ended March 31, 2011 as compared to the same period in 2010 mainly due to an increase of $1,325,000 in compensation expense associated with additional headcount to support our sales and business expansion and also increases in management bonus and non-cash stock option expenses.

Research and development (“R&D”) expense increased $455,000 or 31.8% in the quarter, to $1,887,000 from $1,432,000 for the same period in 2010 mainly due to additional product development activities in our new Skokie research & development center.

In the quarter ended March 31, 2010, we recorded non-operating income of $1,798,000 related to the quarterly revaluation of outstanding warrants held by EJ Funds and the Kapoor Trust.  These warrants, which were issued in 2009, were adjusted to fair value on a quarterly basis until we amended our registration rights agreement related to these warrants on June 28, 2010.  After that date, the warrants were reclassified to shareholders’ equity and were no longer subject to periodic adjustments related to the fair value of these warrants.

For the quarter ended March 31, 2011, we recorded equity in earnings of our unconsolidated Joint Venture Company of $824,000 compared to $464,000 in the corresponding prior year quarter.  This increase was related to lower product costs and a favorable sales mix toward higher margin products in the current year.

Net interest income on short-term money market investments for the first quarter of 2011 was $11,000 versus net interest expense of $290,000 for the same period in 2010 mainly due to interest on our subordinated note which was paid off in full in December 2010.

For the quarter ended March 31, 2011, the income tax provision was $540,000 versus a minimal income tax provision of $4,000 during the same period in 2010. This primarily relates to recent changes in Illinois state income tax policy which increased the state’s corporate income tax rate as well as suspended the use of prior year net operating loss carry forwards effective January 1, 2011.  Our prior year federal net operating losses are still available to offset federal tax provision amounts.

We reported net income of $5,810,000 for the three months ended March 31, 2011 versus net income of $3,520,000 for the same period in 2010 mainly due to sales volume increases, improved sales mix including new product introductions and improved plant volume utilization efficiencies which generated higher gross profit as discussed above. This was partially offset by higher SG&A and R&D expenses noted above. Net income for the same period in 2010 also reflected the $1,798,000 non-cash income for the change in fair value of the warrants liability.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the quarter ended March 31, 2011, we generated $2,322,000 in cash from operations, primarily due to net income of $5,810,000 with higher sales plus non-cash depreciation, amortization and stock compensation expense totaling $1,857,000, partially offset by a $3,183,000 increase in trade receivables in line with sales increases, and a $2,194,000 decrease in accrued expenses primarily related to the payment of the 2010 management bonus accrued at December 31, 2010.  Investing activities used $339,000 in cash flow mainly due to $2,131,000 used to purchase or upgrade property, plant and equipment, partially offset by $1,792,000 received as a partner distribution from the Joint Venture Company.  Financing activities generated $2,106,000 in cash during the quarter mainly related to the exercise of stock options and warrants.

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

As of March 31, 2011, we had $45,712,000 in cash and cash equivalents and no outstanding balance under our credit facility with EJ Funds.  The total loan commitment under our credit facility of $10,000,000 is available to us as of March 31, 2011.  There are no fees assessed on the unused portion of the Credit Facility.  We believe that operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

Credit Facility

On January 7, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the Credit Agreement was subsequently assigned to EJ Funds, LP.)  Pursuant to the Credit Agreement, the Lenders agreed to extend loans to us under a revolving credit facility up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). The Credit Facility shall terminate, and all amounts outstanding thereunder shall be due and payable, on January 7, 2013, or on an earlier date as specified in the Credit Agreement.  In 2008, we capitalized $272,000 of loan origination fees and costs in association with the Credit Facility.

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

In connection with the Assignment, on April 13, 2009, we entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the Credit Agreement to $5,650,000, and (ii) set the interest rate for all amounts outstanding under the Credit Agreement at an annual rate of 10% with interest payable monthly.  The Modification Agreement also granted EJ Funds the right to require us to nominate two directors to serve on our Board of Directors. The Kapoor Trust is entitled to require us to nominate a third director under our Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, we agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

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

On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on our Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. In consideration of this amendment, EJ Funds was granted a warrant to acquire 1,650,806 shares of our common stock at $1.16 per share, the closing market price on August 14, 2009. The Credit Facility is secured by our assets and was not subject to debt covenants until April 1, 2010.

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

On January 27, 2011, EJ Funds and us signed a Waiver and Consent that waived our obligation to comply with the capital expenditure limit for 2011.

At March 31, 2011, we had no outstanding balance under the Credit Facility.  Accordingly, we had availability of $10,000,000 under the Credit Facility as of March 31, 2011.  Any borrowings against the Credit Facility will bear interest at a fixed rate of 10%.  There are no fees charged to us on the unused portion of the Credit Facility.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the application of the critical accounting policies since December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2011, we have no outstanding debt.

We have no material foreign exchange risk.  Foreign sales are immaterial to our total sales and are all transacted in U.S. dollars.  Our cash is entirely denominated in U.S. currency.

Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The reported amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

In the fiscal quarter ended March 31, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factor described below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 14, 2011.

We may not achieve the anticipated benefits from our acquisition of AVR  and may face difficulties in integrating AVR’s business, which could adversely affect our operating results, increase costs and place a significant strain on our management.

If we fail to manage our integration of the recently acquired AVR business and achieve expected synergies effectively, our business could be disrupted and our operating results could be negatively impacted.  Our ability to successfully offer our products requires an effective management and integration of the business.  The acquisition and expansion into the over the counter market place, combined with the internal growth of our business based on our business plan, may strain our management systems and resources, and therefore we will need to continue to enhance, expand and improve our management and our operational and financial information systems and controls, and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures, or controls may not be adequate to support our operations in the future in light of anticipated growth. In addition, if we focus our financial resources and management attention on the expansion of our operations rather than on our ongoing operations, our financial results may suffer.

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
(10.1)
Share Purchase Agreement, dated May 3, 2011, by and among Akorn, Inc., AVR Business Trust, Advanced Vision Research, Inc., Advanced Vision Pharmaceuticals, LLC, and the Shareholders of AVR Business Trust, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on May 9, 2011.

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

Date: May 10, 2011