Form 10-Q
period 2011-06-30
AKORN INC
filed 2011-08-09
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Yes ☐            No ☑

     At August 5, 2011 there were 94,641,792 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	JUNE 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,483	$41,623
Trade accounts receivable, net	16,949	11,270
Inventories	26,814	18,917
Prepaid expenses and other current assets	3,787	1,803
TOTAL CURRENT ASSETS	182,033	73,613
PROPERTY, PLANT AND EQUIPMENT, NET	37,498	32,731
OTHER LONG-TERM ASSETS
Goodwill	14,749	—
Other intangibles, net	16,057	3,122
Deferred financing costs	3,719	1,545
Other	1,268	105
TOTAL OTHER LONG-TERM ASSETS	35,793	4,772
TOTAL ASSETS	$255,324	$111,116
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$10,707	$4,894
Accrued compensation	2,896	3,396
Accrued expenses and other liabilities	4,672	3,473
Advance from unconsolidated joint venture	—	10,177
TOTAL CURRENT LIABILITIES	18,275	21,940
LONG-TERM LIABILITIES
Long-term debt	98,903	—
Lease incentive obligation	1,050	1,125
Product warranty liability	1,299	1,299
TOTAL LONG-TERM LIABILITIES	101,252	2,424
TOTAL LIABILITIES	119,527	24,364
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 94,624,138 and 93,975,334 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	209,482	182,466
Warrants to acquire common stock	17,946	19,673
Accumulated deficit	(91,631)	(115,387)
TOTAL SHAREHOLDERS’ EQUITY	135,797	86,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,324	$111,116

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Revenues	$32,148	$20,185	$57,592	$40,705
Cost of sales	14,265	10,322	25,456	22,414
GROSS PROFIT	17,883	9,863	32,136	18,291
Selling, general and administrative expenses	8,131	5,993	14,533	10,750
Research and development expenses	2,767	1,881	4,654	3,313
Amortization of intangibles	309	572	565	986
TOTAL OPERATING EXPENSES	11,207	8,446	19,752	15,049
OPERATING INCOME	6,676	1,417	12,384	3,242
Interest expense, net	(610)	(234)	(599)	(524)
Write-off and amortization of deferred financing costs	(1,403)	(273)	(1,596)	(546)
Equity in earnings of unconsolidated joint venture	13,706	369	14,530	833
Change in fair value of warrants liability	—	(10,679)	—	(8,881)
INCOME (LOSS) BEFORE INCOME TAXES	18,369	(9,400)	24,719	(5,876)
Income tax provision	423	33	963	37
NET INCOME (LOSS)	$17,946	$(9,433)	$23,756	$(5,913)
NET INCOME (LOSS) PER SHARE:
BASIC	$0.19	$(0.10)	$0.25	$(0.06)

DILUTED	$0.17	$(0.10)	$0.23	$(0.06)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	94,579	92,745	94,389	91,764

DILUTED	105,233	92,745	104,653	91,764

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
 UNAUDITED
 (In Thousands)

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Six Months Ended June 30, 2011	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2010	93,975	$182,466	$19,673	$(115,387)	$86,752
Net income	—	—	—	23,756	23,756
Net proceeds from exercise of warrants	365	3,454	(1,727)	—	1,727
Stock option exercises	152	282	—	—	282
Employee stock purchase plan issuances	129	220	—	—	220
Amortization of deferred compensation related to restricted stock awards	3	9	—	—	9
Equity portion of convertible notes offering	—	20,566	—	—	20,566
Stock-based compensation expense	—	2,485	—	—	2,485
BALANCES AT JUNE 30, 2011	94,624	$209,482	$17,946	$(91,631)	$135,797

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Six Months Ended June 30, 2010	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$(137,211)	$38,637
Net loss	—	—	—	(5,913)	(5,913)
Net proceeds from common stock and warrant offering	3,243	4,969	—	—	4,969
Reclassification of warrants from current liability to equity	—	—	17,946	—	17,946
Stock option exercises	11	18	—	—	18
Employee stock purchase plan issuances	47	119	—	—	119
Amortization of deferred compensation related to restricted stock awards	17	42	—	—	42
Stock-based compensation expense	—	1,263	—	—	1,263
BALANCES AT JUNE 30, 2010	93,708	$180,438	$19,767	$(143,124)	$57,081

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$23,756	$(5,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,309	2,745
Write-off and amortization of deferred financing fees	1,596	546
Non-cash stock compensation expense	2,494	1,305
Non-cash change in fair value of warrants liability	—	8,881
Amortization of debt discount	286	—
Equity in earnings of unconsolidated joint venture	(14,530)	(833)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,068)	(2,905)
Inventories	(3,521)	(2,122)
Prepaid expenses and other current assets	(1,120)	960
Supply agreement termination liabilities	—	(1,500)
Trade accounts payable	3,222	781
Accrued expenses and other liabilities	(1,087)	(256)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,337	1,689
INVESTING ACTIVITIES:
Payments for acquisitions	(26,011)	—
Purchases of property, plant and equipment	(6,239)	(1,611)
Distribution from unconsolidated joint venture	3,131	958
Purchase of product licensing rights	(4,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(33,119)	(653)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	120,000	—
Debt financing costs	(4,587)	—
Repayments of line of credit	—	(3,000)
Net proceeds from common stock offering and warrant exercises	1,727	4,969
Proceeds under stock option and stock purchase plans	502	137
NET CASH PROVIDED BY FINANCING ACTIVITIES	117,642	2,106
INCREASE IN CASH AND CASH EQUIVALENTS	92,860	3,142
Cash and cash equivalents at beginning of period	41,623	1,617
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,483	$4,759
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$8	$517
Amount paid for income taxes	$1,155	$96

See notes to condensed consolidated financial statements

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — BUSINESS AND BASIS OF PRESENTATION
Business: Akorn, Inc. and its wholly owned subsidiaries (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  Through its recently acquired subsidiary, Advanced Vision Research, Inc. (“AVR”), the Company manufactures and markets a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye, eyelid hygiene and macular degeneration primarily under the TheraTears® brand name.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives and controlled substances for pain management and anesthesia, among others.  The Company operates pharmaceutical manufacturing plants in Decatur, Illinois and Somerset, New Jersey, a central distribution warehouse in Gurnee, Illinois, a research and development center in Skokie, Illinois and corporate offices in Lake Forest, Illinois.   Customers of the Company’s products include physicians, optometrists, chain drug stores, group purchasing organizations and their member hospitals, alternate site providers, wholesalers, distributors, retail chains, and other pharmaceutical companies.  In addition, the Company is a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which developed and manufactured injectable pharmaceutical products for sale in the United States.  The Joint Venture Company sold the rights to all of its Abbreviated New Drug Applications (“ANDAs”) to Pfizer, Inc. (“Pfizer”) in December 2010 and discontinued product sales in June 2011.  Its operations are expected to be phased down over the coming months.  The Company accounts for the Joint Venture Company using the equity method of accounting.  The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries.  Inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed March 14, 2011.

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

Management obtains periodic wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of inventory in transit to the wholesaler at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses the established percentage estimate until historical and current trends indicate that a revision should be made.  The Company used an estimate of 98.5% during the six months ended June 30, 2011 and 97% during the six months ended June 30, 2010.

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

Coupons and Promotions:  The Company utilizes various types of coupons, as well as sales promotions through major retail chains to assist in selling its OTC eye care products.  At the time coupons are issued, the Company records a provision based on the dollar amount of the coupon offer and the estimated rate of redemption which is calculated based on historical experience.

Income taxes:  Due to uncertainty in the ability of the Company to realize deferred tax assets, a valuation allowance has been recorded for the net deferred income tax assets.  The tax expense in the condensed consolidated statements of operations for the six months ended June 30, 2011 reflects the legislative suspension of the use of prior year’s carryforward net operating losses (“NOL’s”) in certain states. Prior to this suspension, the Company was able to use the prior years’ NOL’s to reduce or eliminate current income taxes in those states.  The tax expense for the six months ended June 30, 2010 primarily relates to certain minimum state tax assessments.  The Company has not recorded a federal tax provision as it is still able to use those NOL’s for federal income tax purposes.

Convertible Senior Notes:  On June 1, 2011, the Company closed on its offering of $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”),  The net proceeds from the sale of the Notes were $115,413,000, after deducting underwriting fees and other related expenses.  The Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options.” Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.96% effective interest rate, which was determined by considering the rate of return investors would require given the Company’s capitalization and debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the total principal amount of the Notes, and resulted in a corresponding increase to debt discount. The resulting allocation of the $120,000,000 in gross proceeds was $98,617,000 to long-term debt and $21,383,000 to equity.  The debt discount is being amortized as interest expense through the earlier of the maturity date of the Notes or the date of conversion. Amortization of the debt discount for the three months ended June 30, 2011 resulted in non-cash interest expense of $286,000.

The Company incurred debt issuance costs of $4,587,000 related to its issuance of the Notes.  In accordance with ASC 470-20, the Company allocated this debt issuance cost ratably between the liability and equity components of the Notes, resulting in $3,770,000 of debt issuance costs allocated to the liability component and $817,000 allocated to the equity component.  The $3,770,000 was classified as debt financing costs and is being amortized using the effective interest method through the earlier of the maturity date of the Notes or the date of conversion, while the $817,000 was recorded as an offset to additional paid-in capital upon issuance of the Notes.

Further information on the Notes is included in Note H below.

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

The assumptions used in estimating the fair value of the warrants at June 28, 2010 were as follows:

June 28, 2010
Expected Volatility	79.7%
Expected Life (in years)	3.8 – 4.1
Risk-free interest rate	1.8%
Dividend yield	—

The following table summarizes the terms of the Kapoor Warrants:

Granted To:	Warrant Identification	Grant Date 1	Warrants Granted	Exercise Price	Fair Value (000’s) June 28, 2010

EJ Funds	Modification Warrant	April 15, 2009	1,939,639	$ 1.11	$ 4,829
Kapoor Trust	Reimbursement Warrant	April 15, 2009	1,501,933	$ 1.11	3,740
EJ Funds	Restatement Warrants 2	August 17,2009	1,650,806	$ 1.16	4,127
Kapoor Trust	Subordinated Note Warrants 3	August 17,2009	2,099,935	$ 1.16	5,250
			7,192,313		$ 17,946

1	The expiration date on all Kapoor Warrants is five (5) years after Grant Date.

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

The Company recorded stock-based compensation expense related to options of $1,758,000 and $2,485,000 during the three and six months ended June 30, 2011, respectively.  In the prior year, the Company recorded stock-based compensation of $994,000 and $1,263,000 during the respective three and six month periods ended June 30, 2010.  The Company uses the single-award method for allocating compensation cost to each period.

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended June 30, 2011 and 2010, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	JUNE 30, 2011	JUNE 30, 2010

Expected volatility	76%	80%
Expected life (in years)	3.8	3.9
Risk-free interest rate	2.0%	2.0%
Dividend yield	—	—
Fair value per stock option	$3.70	$1.53
Forfeiture rate	8%	8%

The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the six months ended June 30, 2011:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,960	$1.87	3.93	$33,452,000
Granted	1,935	6.62
Exercised	(153)	1.85
Forfeited	(124)	2.25
Outstanding at June 30, 2011	9,618	$2.82	3.72	$40,203,000
Exercisable at June 30, 2011	3,412	$1.83	3.35	$17,653,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. Stock option exercises during the six months ended June 30, 2011 and 2010 generated tax-deductible expenses totaling $643,000 and $14,000, respectively.

The Company also may grant restricted stock awards (“RSAs”) to certain employees and members of its Board of Directors. Restricted stock awards are valued based on the closing market price of the Company’s common stock on the date of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant any restricted stock awards during the six months ended June 30, 2011 or June 30, 2010.  As of June 30, 2011, the total amount of unrecognized compensation expense related to non-vested restricted stock awards was $17,000. The Company recorded compensation expense of $5,000 and $9,000 during the three and six months ended June 30, 2011 related to outstanding restricted stock awards.  In the prior year, the Company recorded compensation expense of $10,000 and $42,000 during the three and six months ended June 30, 2010 related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Non-vested at December 31, 2010	28	$1.89
Granted	—	—
Forfeited	—	—
Vested	(3)	7.34
Non-vested at June 30, 2011	25	$1.34

NOTE D — REVENUE RECOGNITION

Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.  For sales of prescription and contract manufactured products, the Company recognizes sales upon the shipment of goods or completion of services as appropriate. For certain OTC eye care products, the Company recognizes sales upon receipt of the shipment by the customer which is consistent with the timing of title transfer to the customer.

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

The provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the statements of operations with the exception of the provision for doubtful accounts which is reflected as part of selling, general and administrative expense. The ending reserve amounts are included in trade accounts receivable, net in the Company’s balance sheet.

Net trade accounts receivable consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2011	2010
Gross accounts receivable	$28,100	$17,603
Less:
Chargeback and rebates reserves	(4,033)	(2,522)
Returns reserve	(6,352)	(3,463)
Discount and allowances reserve	(560)	(345)
Allowance for doubtful accounts	(206)	(3)
Net trade accounts receivable	$16,949	$11,270

For the three months ended June 30, 2011 and 2010, the Company recorded chargeback and rebate expense of $16,926,000 and $12,625,000, respectively.  During the six months ended June 30, 2011 and 2010, the Company recorded chargeback and rebate expense of $29,265,000 and $22,231,000, respectively.  The increase in both the chargeback and rebate expense and reserve was primarily due to increased sales in the Ophthalmic and Hospital drugs & Injectables segments.

For the three months ended June 30, 2011 and 2010, the Company recorded provisions for product returns of $959,000 and $847,000, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded provisions for product returns of $1,485,000 and $1,397,000, respectively.

For the three months ended June 30, 2011 and 2010, the Company recorded provisions for cash discounts of $850,000 and $519,000, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded provisions for cash discounts of $1,429,000 and $977,000, respectively.

NOTE F — INVENTORIES

The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2011	2010
Finished goods	$9,674	$5,935
Work in process	2,718	2,058
Raw materials and supplies	14,422	10,924

	$26,814	$18,917

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at June 30, 2011 and December 31, 2010 was reported net of these reserves of $1,379,000 and $1,612,000, respectively.

As of June 30, 2011 and December 31, 2010, the Company’s inventory balances included $2,653,000 and $3,460,000, respectively, related to products which have not yet received approval from the U.S. Food and Drug Administration (“FDA”).  During the three months ended June 30, 2011, the Company recorded a reserve of $816,000 related to this inventory based on the timing of expiry for certain products.  However, the Company believes that FDA approval is probable for the remaining portion of this inventory and that it will be able to fully recover the costs of this inventory.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2011	2010
Land	$396	$396
Buildings and leasehold improvements	20,185	20,096
Furniture and equipment	49,642	48,743
Sub-total	70,223	69,235
Accumulated depreciation	(41,405)	(39,661)
	28,818	29,574

Construction in progress	8,680	3,157
Property, plant and equipment, net	$37,498	$32,731

NOTE H — FINANCING ARRANGEMENTS

Convertible Notes

On June 1, 2011, the Company closed the offering of $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 which includes $20,000,000 in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115,413,000, after deducting underwriting fees and other related expenses.

The Notes have a maturity date of June 1, 2016 and pay interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.  The Notes are convertible into Akorn’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of Notes.

The Notes may be converted at any time prior to the close of business on the business day immediately preceding December 1, 2015 only under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2011, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes per $1,000 principal amount of Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2015 until the close of business on the business day immediately preceding the stated maturity date, holders may surrender all or any portion of their Notes for conversion at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, at the Company’s option, cash, shares of the Company’s common stock, or a combination thereof.

The Notes are accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $21,383,000 as the value for the equity component.  At June 30, 2011, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	JUNE 1,	JUNE 30,
	2011	2011
Carrying amount of equity component	$21,383	$21,383
Carrying amount of the liability component	98,617	98,903
Unamortized discount of the liability component	21,383	21,097
Unamortized deferred financing costs	3,770	3,719

The Company incurred debt issuance costs of $4,587,000 related to its issuance of the Notes.  In accordance with ASC 470-20, the Company allocated this debt issuance cost ratably between the liability and equity components of the Notes, resulting in $3,770,000 of debt issuance costs allocated to the liability component and $817,000 allocated to the equity component.  The $3,770,000 was classified as deferred financing costs and is being amortized using the effective interest method through the earlier of the maturity date of the Notes or the date of conversion, while the $817,000 was recorded as an offset to additional paid-in capital upon issuance of the Notes.

For the three months ended June 30, 2011, the Company recorded interest expense of $350,000 based on the 3.50% stated coupon rate on the convertible notes.  In addition, the Company recorded debt discount amortization expense of $286,000 and deferred financing cost amortization expense of $51,000 during the three months ended June 30, 2011.

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

On August 17, 2009, the Company refinanced its $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 was increased to $5,853,267 to include accrued interest through August 16, 2009 (interest accruing thereafter is payable monthly) and the annual interest rate of 15% remained unchanged. The term of the Subordinated Note was extended by an additional five years and was due and payable on August 17, 2014. As part of this refinancing agreement, the Company issued the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing market price of the Company’s stock on August 14, 2009.

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

Credit Facility

On January 7, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace its previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the Credit Agreement was subsequently assigned to EJ Funds, LP.)  Pursuant to the Credit Agreement, the Lenders agreed to extend loans to the Company under a revolving credit facility up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). The Credit Facility was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the Credit Agreement.  The Company elected to early terminate the Credit Agreement on June 17, 2011.

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

On June 17, 2011, the Company elected to early terminate its $10,000,000 revolving Credit Agreement with EJ Funds.  The Company had not borrowed against the Credit Agreement since repaying its outstanding balance in the first quarter of 2010.  Upon terminating the Credit Agreement, the Company expensed $1,187,000 in remaining unamortized deferred financing costs related to the Credit Agreement. The Company incurred no fees or penalties related to its early termination of the Credit Agreement.

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

NOTE J — EARNINGS PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and the conversion feature of convertible notes using the treasury stock method. However, for the three and six-month periods ended June 30, 2010, the assumed exercise of any of these securities would have been anti-dilutive.  Accordingly, the diluted loss per share equals the basic loss per share for these periods.

Certain shares that are potentially dilutive in the future have been excluded from the diluted net income (loss) per share computation as they would have been anti-dilutive for the period.  The number of such shares subject to warrants as of June 30, 2011 and June 30, 2010 was zero and 8,701,000, respectively.  The number of such shares subject to options as of June 30, 2011 and June 30, 2010 was 1,032,000 and 7,938,000, respectively.  The number of shares subject to the conversion of the Notes at the initial conversion price of $8.76 per share was 13,699,000 as of June 30, 2011.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, and (iii) unvested RSAs.  A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Net income (loss)	$17,946	$(9,433)	$23,756	$(5,913)
Net income (loss) per share:
Basic	$0.19	$(0.10)	$0.25	$(0.06)
Diluted	$0.17	$(0.10)	$0.23	$(0.06)

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	94,579	92,745	94,389	91,764
Dilutive securities:
Stock option and unvested RSAs	4,707	—	4,434	—
Stock warrants	5,947	—	5,830	—
Total dilutive securities	10,654	—	10,264	—

Weighted average diluted shares outstanding	105,233	92,745	104,653	91,764

NOTE K — INDUSTRY SEGMENT INFORMATION

The Company classifies its operations into four business segments: ophthalmic, hospital drugs & injectables, biologics & vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals, as well as OTC eye care products. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications. The biologics & vaccines segment, which the Company exited during the first quarter of 2010, marketed adult Tetanus-Diphtheria (“Td”) and Flu vaccines directly to hospitals and physicians as well as through wholesalers and national distributors.

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

Selected financial information by industry segment is presented below (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
REVENUES
Ophthalmic	$18,224	$8,635	$29,242	$14,970
Hospital Drugs & Injectables	11,744	7,145	20,799	13,120
Contract Services	2,180	4,405	7,551	7,434
Biologics & Vaccines	—	—	—	5,181
Total revenues	$32,148	$20,185	$57,592	$40,705
GROSS PROFIT
Ophthalmic	$10,892	$5,021	$18,078	$8,137
Hospital Drugs & Injectables	6,095	3,163	10,956	5,387
Contract Services	896	1,679	3,102	2,705
Biologics & Vaccines	—	—	—	2,062
Total gross profit	17,883	9,863	32,136	18,291
Operating expenses	11,207	8,446	19,752	15,049
Operating income	6,676	1,417	12,384	3,242
Other income (expense), net	11,693	(10,817)	12,335	(9,118)
Income (loss) before income taxes	$18,369	$(9,400)	$24,719	$(5,876)

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE L — COMMITMENTS AND CONTINGENCIES

Product Warranty Reserve

The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability study does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.  All studies to date have confirmed the product’s stability. This reserve balance was $1,299,000 at June 30, 2011 and December 31, 2010.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Operations.  As of June 30, 2011, the Company anticipates that approximately $4,945,000 will be due in the remainder of 2011 and in subsequent years under the terms of its existing strategic business agreements.

NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION

AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 64% and 67% of the Company’s gross revenues and 61% and 46% of net revenues for the three months ended June 30, 2011 and 2010, respectively.  These three customers accounted for approximately 64% and 65% of the Company’s gross revenues and 60% and 47% of net revenues for the six months ended June 30, 2011 and 2010, respectively.  They also accounted for approximately 66% and 68% of the Company’s gross accounts receivable balance as of June 30, 2011 and December 31, 2010, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

For the three months ended June 30, 2011 and 2010, no supplier accounted for 10% or more of the Company’s purchases.  For the six months ended June 30, 2011, purchases of packaging materials from Intrapac Corporation accounted for 11% of the Company’s purchases.  For the six months ended June 30, 2010, purchases of Td vaccine from MBL accounted for 27% of the Company’s purchases.  The Company ceased distributing Td vaccines in March 2010 in conjunction with the termination of the MBL Distribution Agreement.

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

NOTE N — BUSINESS COMBINATIONS

On May 3, 2011, the Company purchased all the outstanding shares of stock of Advanced Vision Research, Inc. (“AVR”) for $26,011,000 in cash, net of cash held by AVR.  The purchase price is subject to adjustment based on a working capital guarantee contained in the purchase agreement.  In addition, Akorn has agreed to reimburse AVR Business Trust, Advanced Vision Research, Inc., Advanced Vision Pharmaceuticals, LLC , and the Shareholders of AVR Business Trust (collectively, the “Sellers”) for any incremental income tax expense they should incur related to the parties making an Internal Revenue Code Section 338(h)(10) election.  The Company paid $734,000 to the Sellers at closing, which amount represents the initial estimate of the Sellers’ incremental income tax expense burden.

The acquisition of AVR is a strategic extension of the Company’s Ophthalmic business where it intends to leverage its existing sales infrastructure that markets products to ophthalmologists, optometrists, and retailers nationwide and it also expects to attain cost savings and synergies as the Company integrates the AVR business into its existing operations.

AVR markets a line of over-the-counter eye care products under the TheraTears® brand name, generating annual sales of approximately $20 million.  Akorn has been a contract manufacturer and supplier to AVR of certain TheraTears® products since 2008.  For the six months ended June 30, 2011 and 2010, the Company generated revenues of $607,000 and $1,151,000 from the sale of TheraTears® products to AVR.  Subsequent to the acquisition on May 3, 2011, the AVR subsidiary contributed $3,735,000 in revenues and $199,000 in net income for the quarter ended June 30, 2011.

The following table sets forth the preliminary allocation of purchase price for AVR.  The figures presented below are subject to resolution of working capital adjustments, calculation of the amount due the Sellers to cover their incremental tax burden as discussed above and completion of fair value analyses for intangibles (amounts in thousands):

PURCHASE PRICE:
Cash paid at closing,	$26,011
Estimated additional consideration due	904
Assumed liabilities	3,376
Total purchase price	$30,291

ALLOCATION OF PURCHASE PRICE:
Accounts receivable, net	$611
Inventories, net	4,376
Prepaid expenses and other current assets	805
Property and equipment	250
Goodwill	14,749
Other intangible assets	9,500
Total allocation of purchase price	$30,291

Goodwill represents expected synergies and intangible assets that do not qualify for separate recognition. For income tax purposes, the Company will be able to deduct the goodwill resulting from the acquisition ratably over 15 years.  Goodwill will not be amortized for book purposes but will be subject to impairment testing.  Acquired other intangible assets consist of product rights for TheraTears® products and is expected to be amortized over 30 years.

The unaudited pro forma results presented below reflect the consolidated results of operations of the Company as if the acquisition of AVR had taken place on at the beginning of each period presented below.  The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition.  To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded.  In addition, the unaudited pro forma financial information does not reflect the impact of any actual or anticipated synergies expected to result from the transaction. Accordingly, the unaudited pro forma financial information is not necessarily indicative of results of operations as they would have been had the transaction been effected on the assumed date.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
Revenues	$33,707	$24,690	$63,943	$49,502
Net income (loss)	17,790	(9,925)	24,425	(6,128)
Income (loss) per diluted share	$0.17	$(0.11)	$0.23	$(0.07)

NOTE O — UNCONSOLIDATED JOINT VENTURE

On September 22, 2004, the Company entered into a 50/50 joint venture agreement (the “Joint Venture Agreement”) with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of various generic pharmaceutical products for sale in the United States.  The joint venture, known as Akorn-Strides LLC (the “Joint Venture Company”), launched its first commercialized product during 2008.  Under the Joint Venture Agreement, Strides has been primarily responsible for developing and manufacturing the products, while the Company has been responsible for marketing and selling the products.  To supplement Strides’ manufacturing capabilities, the Company began manufacturing one Joint Venture Company product in the second quarter of 2010.  For its sales and marketing efforts, the Company earns revenue from the Joint Venture Company in the form of a fee calculated as a percentage of the Joint Venture Company’s monthly net sales revenue.

On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its ANDAs to Pfizer for $63,200,000 in cash.  In accordance with an amendment to the Joint Venture Agreement, the proceeds were split unevenly, with the Company receiving $35,000,000 and Strides receiving $28,200,000.  The Asset Purchase Agreement included an initial closing date of December 29, 2010 and a final closing date of May 1, 2011.  The ANDAs for dormant and in-development products were transferred on the initial closing date, while the ANDAs for actively-marketed products were transferred to Pfizer on the final closing date.  The Joint Venture Company recognized a gain of $63,097,000 from the sale, of which $38,937,000 was recognized in the fourth quarter of 2010 and the remaining $24,160,000 was recognized in the second quarter of 2011.  Having sold all of its ANDAs, the Joint Venture Company discontinued product sales in the second quarter of 2011 and its operations are expected to be phased down in the coming months.

The following tables set forth condensed statements of income of the Joint Venture Company for the quarters and six-month periods ended June 30, 2011 and 2010, as well as condensed balance sheets as of June 30, 2011 and December 31, 2010.

CONDENSED STATEMENTS OF INCOME
(IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$1,668	$3,368	$6,332	$8,143
Cost of sales	884	2,380	3,534	5,706
Gross profit	784	988	2,798	2,437
Operating expenses	131	250	497	768
Operating income	653	738	2,301	1,669
Gain from Pfizer ANDA Sale	24,160	—	24,160	—
Income before income taxes	24,813	738	26,461	1,669
Income tax provision	—	—	—	3
Net income	$24,813	$738	$26,461	$1,666

Allocation of net income to members:
Akorn, Inc.	13,706	369	14,530	833
Strides	11,107	369	11,931	833
Total	$24,813	$738	$26,461	$1,666

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2011	2010
Assets:
Cash	$1,972	$1,205
Trade accounts receivable, net	42	2,701
Inventories, net	—	2,239
Total assets	$2,014	$6,145

Liabilities and members’ equity:
Trade accounts payable	$9	$75
Accounts payable – members	182	1,870
Deferred gain on Pfizer ANDA Sale	—	24,160
Total liabilities	191	26,105

Members’ equity (deficit), net of advances	1,823	(19,960)
Total liabilities & members’ equity	$2,014	$6,145

NOTE P — SUBSEQUENT EVENTS

On August 1, 2011, the Company entered into an agreement to acquire a 16% minority ownership in Aciex Therapeutics Inc. (“Aciex”), based in Westborough, MA, for $8,000,000 in cash.  Aciex is an ophthalmic drug development company with a focus on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consists of both clinical stage assets and pre-Investigational New Drug stage assets. In addition, the Company signed a global licensing agreement for a novel over-the-counter eye care product and manufacturing agreement for one of Aciex’s lead prescription ophthalmic pipeline products.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011, and include the following items:

•	Our ability to generate cash from operations sufficient to meet our working capital requirements;

•	Our ability to sustain positive relationships with our major customers;

•	The effects of federal, state and other governmental regulation on our business;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Our ability to effectively integrate acquired businesses;

•	Our ability to raise funds to pay interest on our outstanding convertible senior notes or repurchase the Notes upon a fundamental change;

•	Our ability to obtain additional funding or financing to operate and grow our business;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Operations and our segment reporting information for the quarters and six-month periods ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Ophthalmic	$18,224	56.7%	$8,635	42.8%	$29,242	50.8%	$14,970	36.8%
Hospital drugs & injectables	11,744	36.5%	7,145	35.4%	20,799	36.1%	13,120	32.2%
Biologics & vaccines	—	—%	—	—%	—	—%	5,181	12.7%
Contract services	2,180	6.8%	4,405	21.8%	7,551	13.1%	7,434	18.3%
Total revenues	32,148	100.0%	20,185	100.0%	57,592	100.0%	40,705	100.0%
Gross profit:
Ophthalmic	10,892	59.8%	5,021	58.1%	18,078	61.8%	8,137	54.4%
Hospital drugs & injectables	6,095	51.9%	3,163	44.3%	10,956	52.7%	5,387	41.1%
Biologics & vaccines	—	—%	—	—%	—	—%	2,062	39.8%
Contract services	896	41.1%	1,679	38.1%	3,102	41.1%	2,705	36.4%
Total gross profit	17,883	55.6%	9,863	48.9%	32,136	55.8%	18,291	44.9%
Operating expenses:
SG&A expenses	8,131	25.3%	5,993	29.7%	14,533	25.2%	10,750	26.4%
R&D expenses	2,767	8.6%	1,881	9.3%	4,654	8.1%	3,313	8.1%
Amortization & write-down of intangible assets	309	1.0%	572	2.9%	565	1.0%	986	2.4%
Operating income	$6,676	20.8%	$1,417	7.0%	$12,384	21.5%	$3,242	8.0%
Other income (expense), net	11,693	36.4%	(10,817)	(53.6%)	12,335	21.4%	(9,118)	(22.4%)
Income tax provision	423	1.3%	33	0.1%	963	1.7%	37	0.1%
Net income (loss)	$17,946	55.8%	$(9,433)	(46.7%)	$23,756	41.2%	$(5,913)	(14.5%)

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Our consolidated revenue was $32,148,000 for the quarter ended June 30, 2011, representing an increase of $11,963,000, or 59.3%, compared to the prior year quarter ended June 30, 2010.  The increase in revenue was related to a number of factors, including AVR sales totaling $3,735,000, the introduction of new products, such as Erythromycin ophthalmic ointment and Hydromorphone Hydrochloride, price increases for certain products, as well as organic growth in many of our established products.

Consolidated gross profit was $17,883,000, or 55.6% of revenue, for the quarter ended June 30, 2011 as compared to $9,863,000, or 48.9% of revenue, in the corresponding prior year quarter.  These increases were due to a variety of factors, including sales from new products that carried higher profit margins, higher utilization of plant capacities, and selected price increases for certain of our existing products.

Selling, general and administrative (“SG&A”) expenses increased by $2,138,000 or 35.7% during the quarter ended June 30, 2011 as compared to the same period in 2010 mainly due to selling, general and administrative expenses for AVR and increases in management bonuses and non-cash stock option expense.

Research and development (“R&D”) expense increased $886,000 or 47.1% in the quarter ended June 30, 2011, to $2,767,000 from $1,881,000 for the same period in 2010 primarily due to our establishing a reserve in the amount of $816,00 against short-dated inventory of new products that are pending FDA approval.

Amortization and write-down of intangible assets was $572,000 for the quarter ended June 30, 2010, which was $263,000 more than the quarter ending June 30, 2011, due to accelerating the 2010 amortization for one product to write off its remaining unamortized balance based on re-evaluation of its anticipated remaining life and value.

For the quarter ended June 30, 2011, we recorded equity in earnings of our unconsolidated joint venture in the amount of $13,706,000 compared to $369,000 in the corresponding prior year quarter.  Of the $13,706,000 income in the second quarter of 2011, $13,380,000 was related to our share of the gain from the Joint Venture Company’s sale of its remaining ANDAs to Pfizer.

In the quarter ended June 30, 2010, we recorded an expense of $10,679,000 for the change in fair value of the Kapoor Warrants.  These warrants, which were issued in 2009, were adjusted to fair value on a quarterly basis until we amended our registration rights agreement related to these warrants on June 28, 2010.  After that date, the warrants were reclassified to shareholders’ equity and were no longer subject to periodic adjustments related to the fair value of these warrants.

Interest expense was $610,000 in the quarter ended June 30, 2011, representing an increase of $376,000 from the corresponding prior year quarter.  Of the $610,000 interest expense in the second quarter of 2011, $286,000 was non-cash interest expense related to the convertible notes.

Write-off and amortization of deferred financing cost was $1,403,000 for the quarter ended June 30, 2011, representing an increase of $1,130,000 from the corresponding prior year quarter.  This increase was due to the write-off of $1,187,000 which was the remaining unamortized deferred financing costs related to our Credit Facility, which we elected to early terminate on June 17, 2011.

For the quarter ended June 30, 2011, our income tax provision was $423,000 versus a minimal income tax provision of $33,000 during the same period in 2010. This increase primarily relates to recent changes in Illinois’ state income tax regulations which resulted in an increase to our effective state income tax rate as well as suspension of the use of prior year net operating loss carry forwards effective January 1, 2011.  Our prior year federal net operating losses are still available to offset federal tax provision amounts.

We reported net income of $17,946,000 for the three months ended June 30, 2011 versus a net loss of $9,433,000 for the same period in 2010.  Our share of the gain from the Joint Venture Company’s sale of ANDAs contributed $13,380,000 to net income in the second quarter of 2011.  The prior year net loss was entirely due to the $10,679,000 non-cash expense we recorded to recognize the change in fair value of the Kapoor Warrants.  We did not incur similar expense related to the Kapoor Warrants in the current year due to a change effected by the Amended Agreement, which allowed us to reclassify the warrants from a current liability to a component of shareholders’ equity on June 28, 2010.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Our consolidated revenue was $57,592,000 for the six months ended June 30, 2011, representing an increase of $16,887,000, or 41.5%, compared to the same period in 2010.  Significant sales increases in each of the ophthalmic and hospital drugs & injectables segments more than offset the decline of $5,181,000 in biologics & vaccines related to our exit from that segment in March 2010.  Ophthalmic segment revenues were $29,242,000 for the six months ended June 30, 2011, representing an increase of $14,272,000, or 95.3%, over the same period in 2010.  This increase was due to a combination of sales from new products, increased volume and selected unit price increases from our existing products, and the acquisition of AVR, which contributed $3,735,000 to the increase.  Hospital drugs & injectables revenues were $20,799,000 during the six months ended June 30, 2011, representing an increase of $7,679,000, or 58.5%, over the same period in 2010.  This increase was due to sales of new products, along with increased sales demand for our existing products.  Contract services revenues were $7,551,000 for the six months ended June 30, 2011, representing an increase of $117,000, or 1.6%, over the same period in 2010 due to a combination of shifts in contract customer volumes partially offset by the decrease in revenue associated with sales to AVR upon acquisition during the second quarter of 2011.

Biologics & vaccines segment revenues were $5,181,000 for the six months ended June 30, 2010.  We exited from the biologics & vaccines segment upon the termination of the MBL Distribution Agreement on March 14, 2010.  All of our 2010 biologics & vaccines segment revenue was related to our distribution of Td vaccines on behalf of MBL, prior to the termination of the MBL Distribution Agreement.

Consolidated gross profit for the six months ended June 30, 2011 was $32,136,000, or 55.8% of revenue, compared to gross profit of $18,291,000, or 44.9% of revenue, for the same period in 2010.  Among the factors contributing to these increases were revenue growth from our introduction of new products which carry higher margins, increased sales and selected price increases for existing products, improved inventory management and better utilization of our plant manufacturing capacity.

Selling, general and administrative (“SG&A”) expenses were $14,533,000 for the six months ended June 30, 2011, representing an increase of $3,783,000, or 35.2%, compared to the same period in 2010 mainly due to selling, general and administrative expenses for AVR, and increases in management bonuses and non-cash stock option expense.

Research and development (“R&D”) expenses were $4,654,000 for the six months ended June 30, 2011, an increase of $1,341,000, or 40.5%, over the same period in 2010 due to our establishing a reserve in the amount of $816,000 against short-dated inventory of new products that are pending FDA approval combined with increased development activities in our new Skokie research and development center.

Amortization and write-down of intangible assets was $565,000 for the six months ended June 30, 2011, a decrease of $421,000 over the same period in 2010.  The higher amortization expense for 2010 was due to accelerating the amortization for one product to expense its remaining unamortized balance based on re-evaluation of its anticipated remaining life and value.

For the six months ended June 30, 2011, we recorded equity in earnings of our unconsolidated joint venture in the amount of $14,530,000 compared to $833,000 in the corresponding prior year period.  Of the $14,530,000 income in 2011, $13,380,000 was related to our share of the gain from the Joint Venture Company’s sale of its remaining ANDAs to Pfizer.

During the six months ended June 30, 2010, we recorded expense of 8,881,000 related to the change in fair value of the Kapoor Warrants.  The Amended Agreement we entered into on June 28, 2010 allowed us to reclassify the Kapoor Warrants from a current liability to a component of shareholders equity as of that date.  As a result of the reclassification, we are not required to record any adjustments to fair value of these warrants subsequent to the date of the Amended Agreement.

Interest expense was $599,000 during the six months ended June 30, 2011, representing an increase of $75,000 from the corresponding prior year period. Included in the $599,000 recorded in 2011 was $286,000 in non-cash interest related to the convertible notes.

Write-off and amortization of deferred financing cost was $1,596,000 for the six months ended June 30, 2011, an increase of $1,050,000 from the $546,000 of write-off and amortization of deferred financing costs recorded in the same period in 2010.  The increase was due to the amortization of the balance of deferred financing costs related to our Credit Facility.

For the six months ended June 30, 2011, our income tax provision was $963,000 compared to $37,000 in the same period in 2010.  This increase primarily relates to recent changes in Illinois’ state income tax regulations which increased the state’s corporate income tax rate and suspended the use of prior year net operating loss carry forwards effective January 1, 2011.  Our prior year federal net operating losses are still available to offset federal tax provision amounts.

In the six months ended June 30, 2011, we recorded net income of $23,756,000, compared to a net loss of $5,913,000 in the same period in 2010.  Our share of the gain from the Joint Venture Company’s sale of ANDAs contributed $13,380,000 to net income in the current year.  The loss in the prior year period was the result of the $8,881,000 non-cash expense related to the change in the fair value of the Kapoor Warrant discussed above.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the six-month period ended June 30, 2011, we generated $8,337,000 in cash from operations, primarily due to net income of $23,756,000 with higher sales plus non-cash items totaling $6,685,000 related to depreciation, amortization, stock compensation expense, and non-cash interest on convertible notes.  These positive cash flows were partially offset by the non-cash $14,530,000 of equity in earnings of the Joint Venture Company, a $5,068,000 increase in trade receivables in line with sales increases, an increase of $3,521,000 in inventories to support sales growth and new product launches, and a $1,087,000 decrease in accrued expenses primarily related to the payment of the 2010 management bonus.  Investing activities used $33,119,000 in cash flow mainly due to $26,011,000 to acquire AVR, $6,239,000 used to purchase or upgrade property, plant and equipment – mainly to support our expansion of plant capacity and efficiency improvements, and $4,000,000 to purchase product licensing rights, partially offset by $3,131,000 received as a partner distribution from the Joint Venture Company.  Financing activities generated $117,642,000 in cash during the period mainly related to the $120,000,000 in proceeds from issuance of convertible notes less associated financing fees of $4,587,000.

Operating activities generated $1,689,000 in positive operating cash flows during the six months ended June 30, 2010.  During the period, we reported a net loss of ($5,913,000), but this loss included $13,477,000 of non-cash expense, the largest item being an $8,881,000 expense related to the change in fair value of warrants liability.  Operating cash flows were negatively affected by a $2,905,000 increase in accounts receivable and a $2,122,000 increase in inventory, both of which were primarily related to our revenue growth during the six months ended June 30, 2010, as well as $1,500,000 paid in a scheduled installment under the MBL Settlement Agreement.  These items were partially offset by certain positive operating cash flow items, including a $781,000 increase in accounts payable and a $960,000 decrease in prepaid expenses and other current assets.   Investing activities used $653,000 in cash during the six months ended June 30, 2010, as we spent $1,611,000 to purchase property, plant and equipment, partially offset by $958,000 received as a partner distribution from the Joint Venture Company.  Financing activities provided us with $2,106,000 during the six months ended June 30, 2010.  We generated a net $4,969,000 in cash from a private placement of stock with Serum Institute of India Ltd. (“Serum”) and subsequent warrant exercise, plus $137,000 from our employee stock plans, partially offset by $3,000,000 used to pay off the outstanding balance on our Credit Agreement.

Due to our recent improved earnings performance, we are reviewing the existing full valuation allowance on our net deferred tax assets which could result in a change of our estimate for the tax valuation allowance in the second half of 2011.

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

As of June 30, 2011, we had $134,483,000 in cash and cash equivalents.  We believe that our current cash on hand and operating cash flows will be sufficient to meet our cash needs for the foreseeable future.

Convertible Notes

On June 1, 2011, the Company closed its offering of $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”), which includes $20,000,000 in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115,413,000, after deducting underwriting fees and other related expenses.

The Notes have a maturity date of June 1, 2016 and pay interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.  The Notes are not convertible prior to the maturity date.  The Notes are convertible into Akorn’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of Notes.

The Notes may be converted at any time prior to the close of business on the business day immediately preceding December 1, 2015 only  under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2011, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price in effect on each applicable trading day; during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes per $1,000 principal amount of Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2015 until the close of business on the business day immediately preceding the stated maturity date, holders may surrender all or any portion of their Notes for conversion at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, at the Company’s option, cash, shares of the Company’s common stock, or a combination thereof.

For the three months ended June 30, 2011, the Company recorded interest expense of $350,000 based on the 3.50% stated coupon rate on the convertible notes.  In addition, the Company recorded debt discount amortization expense of $286,000 and deferred financing cost amortization expense of $51,000 during the three months ended June 30, 2011.

Credit Facility

On January 7, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the Credit Agreement was subsequently assigned to EJ Funds, LP.)  Pursuant to the Credit Agreement, the Lenders agreed to extend loans to us under a revolving credit facility up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). The Credit Facility was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the Credit Agreement.  The Company elected to early terminate the Credit Agreement on June 17, 2011.

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

On January 27, 2011, EJ Funds and the Company signed a Waiver and Consent that waived our obligation to comply with the capital expenditure limit for 2011.

On June 17, 2011, we elected to early terminate its $10,000,000 revolving Credit Agreement with EJ Funds.  We had not borrowed against the Credit Agreement since repaying its outstanding balance in the first quarter of 2010.  Upon terminating the Credit Agreement, we expensed $1,187,000 in remaining unamortized deferred financing costs related to the Credit agreement.  We incurred no fees or penalties related to the early termination of the Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our convertible debt is set at a fixed rate and, accordingly is not subject to market risk.  Our other financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The reported amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

We have no material foreign exchange risk.  Foreign sales are immaterial to our total sales and are primarily transacted in U.S. dollars.  Our cash and debt is entirely denominated in U.S. currency.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

In the fiscal quarter ended June 30, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factors described below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 14, 2011.

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

We may not generate cash flow sufficient to pay interest on our outstanding convertible senior notes or repurchase the Notes upon a fundamental change.

In June 2011, we issued $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016.  If we do not generate sufficient operating cash flows and cannot obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our interest payment obligations when those obligations are due.  If a fundamental change occurs, holders of the Notes may require us to purchase their notes. If we fail to repurchase the Notes when required, we will be in default under the indenture of the Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit
No.	Description
(4.1)
Indenture dated as of June 1, 2011 by and between Akorn, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 3.50% Convertible Senior Note due 2016 (included as Exhibit A to the Indenture), incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on June 2, 2011.

(10.1)
Share Purchase Agreement, dated May 3, 2011, by and among Akorn, Inc., AVR Business Trust, Advanced Vision Research, Inc., Advanced Vision Pharmaceuticals, LLC, and the Shareholders of AVR Business Trust, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on May 9, 2011.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(101)	The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer

Date: August 9, 2011