Form 10-Q
period 2011-09-30
AKORN INC
filed 2011-11-09
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Yes ☐            No ☑

     At November 7, 2011 there were 94,690,202 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,608	$41,623
Trade accounts receivable, net	19,861	11,270
Inventories	30,488	18,917
Deferred taxes, current	12,505	—
Prepaid expenses and other current assets	3,063	1,803
TOTAL CURRENT ASSETS	192,525	73,613
PROPERTY, PLANT AND EQUIPMENT, NET	40,500	32,731
OTHER LONG-TERM ASSETS
Goodwill	11,788	—
Other intangibles, net	21,125	3,122
Deferred financing costs	3,635	1,545
Long-term investments	10,000	—
Other	338	105
TOTAL OTHER LONG-TERM ASSETS	46,886	4,772
TOTAL ASSETS	$279,911	$111,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$11,560	$4,894
Accrued compensation	3,660	3,396
Accrued expenses and other liabilities	6,064	3,473
Advance from unconsolidated joint venture	—	10,177
TOTAL CURRENT LIABILITIES	21,284	21,940
LONG-TERM LIABILITIES
Long-term debt	99,893	—
Deferred taxes, non-current	5,817	—
Lease incentive obligation	1,004	1,125
Product warranty liability	1,299	1,299
TOTAL LONG-TERM LIABILITIES	108,013	2,424
TOTAL LIABILITIES	129,297	24,364
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 94,682,205 and 93,975,334 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	210,775	182,466
Warrants to acquire common stock	17,946	19,673
Accumulated deficit	(78,107)	(115,387)
TOTAL SHAREHOLDERS’ EQUITY	150,614	86,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,911	$111,116

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenues	$36,703	$21,659	$94,295	$62,364
Cost of sales	14,725	10,244	40,181	32,658
GROSS PROFIT	21,978	11,415	54,114	29,706
Selling, general and administrative expenses	9,006	5,380	23,539	16,130
Research and development expenses	3,109	1,790	7,763	5,103
Amortization of intangibles	509	256	1,074	1,242
TOTAL OPERATING EXPENSES	12,624	7,426	32,376	22,475
OPERATING INCOME	9,354	3,989	21,738	7,231
Interest expense, net	(1,882)	(227)	(2,481)	(751)
Write-off and amortization of deferred financing costs	(165)	(274)	(1,761)	(820)
Equity in earnings of unconsolidated joint venture	—	502	14,530	1,335
Change in fair value of warrants liability	—	—	—	(8,881)
INCOME (LOSS) BEFORE INCOME TAXES	7,307	3,990	32,026	(1,886)
Income tax (benefit) provision	(6,217)	—	(5,254)	37
NET INCOME (LOSS)	$13,524	$3,990	$37,280	$(1,923)
NET INCOME (LOSS) PER SHARE:
BASIC	$0.14	$0.04	$0.39	$(0.02)
DILUTED	$0.13	$0.04	$0.36	$(0.02)
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	94,650	93,770	94,477	92,440
DILUTED	104,188	100,765	103,524	92,440

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 UNAUDITED
 (In Thousands)

	Common Stock		Warrants to Acquire Common	Accumulated
Nine Months Ended September 30, 2011	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2010	93,975	$182,466	$19,673	$(115,387)	$86,752
Net income	—	—	—	37,280	37,280
Net proceeds from exercise of warrants	365	3,454	(1,727)	—	1,727
Stock option exercises	198	398	—	—	398
Employee stock purchase plan issuances	129	220	—	—	220
Amortization of deferred compensation related to restricted stock awards	15	13	—	—	13
Equity portion of convertible notes offering	—	20,470	—	—	20,470
Stock-based compensation expense	—	3,754	—	—	3,754

BALANCES AT SEPTEMBER 30, 2011	94,682	$210,775	$17,946	$(78,107)	$150,614

			Warrants to
			acquire
	Common Stock		Common	Accumulated
Nine Months Ended September 30, 2010	Shares	Amount	Stock	Deficit	Total
BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$(137,211)	$38,637
Net loss	—	—	—	(1,923)	(1,923)
Net proceeds from common stock and warrant offering	3,243	4,969	—	—	4,969
Reclassification of warrants from current liability to equity	—	—	17,946	—	17,946
Stock option exercises	113	202	—	—	202
Employee stock purchase plan issuances	47	150	—	—	150
Amortization of deferred compensation related to restricted stock awards	30	51	—	—	51
Stock-based compensation expense	—	1,944	—	—	1,944

BALANCES AT SEPTEMBER 30, 2010	93,823	$181,343	$19,767	$(139,134)	$61,976

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$37,280	$(1,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,701	3,885
Write-off and amortization of deferred financing costs	1,761	820
Non-cash stock compensation expense	3,767	1,995
Non-cash change in fair value of warrants liability	—	8,881
Amortization of debt discount – convertible notes	1,195	—
Equity in earnings of unconsolidated joint venture	(14,530)	(1,335)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,980)	(2,534)
Inventories	(8,164)	(4,934)
Deferred tax assets, net	(6,688)	—
Prepaid expenses and other current assets	(216)	1,494
Supply agreement termination liabilities	—	(1,500)
Trade accounts payable	4,828	2,253
Accrued expenses and other liabilities	1,024	(5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,978	7,097
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments	(36,734)	—
Purchases of property, plant and equipment	(10,124)	(2,644)
Distribution from unconsolidated joint venture	3,881	1,107
Purchase of product licensing rights	(5,678)	—
NET CASH USED IN INVESTING ACTIVITIES	(48,655)	(1,537)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	120,000	—
Debt financing costs	(4,683)	—
Repayments of line of credit	—	(3,000)
Net proceeds from common stock offering and warrant exercises	1,727	4,969
Proceeds under stock option and stock purchase plans	618	352
NET CASH PROVIDED BY FINANCING ACTIVITIES	117,662	2,321
INCREASE IN CASH AND CASH EQUIVALENTS	84,985	7,881
Cash and cash equivalents at beginning of period	41,623	1,617
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,608	$9,498
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$11	$744
Amount paid for income taxes	$1,718	$96

See notes to condensed consolidated financial statements

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A — BUSINESS AND BASIS OF PRESENTATION

     Business: Akorn, Inc. and its wholly owned subsidiaries (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  In addition, through its subsidiary Advanced Vision Research, Inc. (“AVR”), the Company manufactures and markets a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye, eyelid hygiene and macular degeneration primarily under the TheraTears® brand name.  The Company is a manufacturer and marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives and controlled substances for pain management and anesthesia, among others.  The Company operates pharmaceutical manufacturing plants in Decatur, Illinois and Somerset, New Jersey, a central distribution warehouse in Gurnee, Illinois, a research and development center in Skokie, Illinois and corporate offices in Lake Forest, Illinois.   Customers of the Company’s products include physicians, optometrists, chain drug stores, group purchasing organizations and their member hospitals, alternate site providers, wholesalers, distributors, retail chains, and other pharmaceutical companies.  In addition, the Company is a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which developed and manufactured injectable pharmaceutical products for sale in the United States.  The Joint Venture Company sold the rights to all of its Abbreviated New Drug Applications (“ANDAs”) to Pfizer, Inc. (“Pfizer”) in December 2010 and discontinued product sales in June 2011.  The Company accounts for the Joint Venture Company using the equity method of accounting.  The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries.  Inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed March 14, 2011.

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

     Management obtains periodic wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of inventory in transit to the wholesaler at the end of the period. In accordance with its accounting policy, the Company’s estimate of the percentage amount of wholesaler inventory that will ultimately be sold to a third party that is subject to a contractual price agreement is based on a six-quarter trend of such sales through wholesalers. The Company uses the established percentage estimate until historical and current trends indicate that a revision should be made.  The Company used an estimate of 98.5% during the nine months ended September 30, 2011.  In the prior year period, the Company used an estimate of 97% during the six months ended June 30, 2010 and revised the estimate to 98.5% for the three months ended September 30, 2010.

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

     Income taxes:  Due to uncertainty in the ability of the Company to realize deferred tax assets, a valuation allowance had been previously recorded for the net deferred income tax assets.  During the quarter ended September 30, 2011, the Company evaluated its financial condition, reviewed its past performance and future projections, and concluded that it was more likely than not that it would be able to utilize its remaining deferred tax assets.  Based on this conclusion, the Company reversed its valuation allowances which, when netted against its provision on the current year’s income before income taxes, resulted in a net tax benefit of $6,217,000 being recorded for the quarter and a benefit of $5,254,000 for the nine months ended September 30, 2011.  Prior to reversing its remaining valuation allowances against net deferred tax assets in the quarter ended September 30, 2011, the Company had only provided for certain minimum state taxes and tax payments due to states whose legislatures had suspended the use of net operating loss carry-forwards to offset current year taxable income.  The Company had not recorded a federal tax provision during that period as a result of reversing valuation allowances to offset the tax provision otherwise needed on its federally taxable income.

Convertible Senior Notes:  On June 1, 2011, the Company closed on its offering of $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”).  The net proceeds from the sale of the Notes were $115,317,000, after deducting underwriting fees and other related expenses.  The Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options.” Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.96% effective interest rate, which was determined by considering the rate of return investors would require given the Company’s capitalization and debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the total principal amount of the Notes, and resulted in a corresponding increase to debt discount. The resulting allocation of the $120,000,000 in gross proceeds was $98,699,000 to long-term debt and $21,301,000 to equity.  The debt discount is being amortized as interest expense through the earlier of the maturity date of the Notes or the date of conversion. Amortization of the debt discount from the issuance date of June 1, 2011 through September 30, 2011 resulted in non-cash interest expense of $1,195,000.

The Company incurred debt issuance costs of $4,683,000 related to its issuance of the Notes.  In accordance with ASC 470-20, the Company allocated this debt issuance cost ratably between the liability and equity components of the Notes, resulting in $3,852,000 of debt issuance costs allocated to the liability component and $831,000 allocated to the equity component.  The $3,852,000 was classified as debt financing costs and is being amortized using the effective interest method through the earlier of the maturity date of the Notes or the date of conversion, while the $831,000 was recorded as an offset to additional paid-in capital upon issuance of the Notes.

Further information on the Notes is included in Note H below.

Warrants Liability – Related Party: The Company issued various warrants during 2009 to entities controlled by John N. Kapoor, Ph.D., the Chairman of the Company’s Board of Directors (the “Kapoor Warrants”).  The Company had classified the fair value of these warrants as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging. This classification was made as a result of the requirement that the shares to be issued upon exercise of the Kapoor Warrants be registered shares, which could not be absolutely assured.  The Kapoor Warrants were adjusted to fair value at the end of each quarter through Black-Scholes calculations which considered changes in the market price of the Company’s common stock, the remaining contractual life of the Kapoor Warrants, and other factors.  Any change in the fair value of the Kapoor Warrants was recorded as income or expense on the Company’s consolidated statement of operations for the applicable period.

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

The assumptions used in estimating the fair value of the warrants at June 28, 2010 were as follows:

June 28, 2010
Expected Volatility	79.7%
Expected Life (in years)	3.8 – 4.1
Risk-free interest rate	1.8%
Dividend yield	—

The following table summarizes the terms of the Kapoor Warrants:
Granted To:	Warrant Identification	Grant Date 1	Warrants Granted	Exercise Price	Fair Value (000’s) June 28, 2010

EJ Funds	Modification Warrant	April 15, 2009	1,939,639	$1.11	$4,829
Kapoor Trust	Reimbursement Warrant	April 15, 2009	1,501,933	$1.11	3,740
EJ Funds	Restatement Warrants 2	August 17,2009	1,650,806	$1.16	4,127
Kapoor Trust	Subordinated Note Warrants 3	August 17,2009	2,099,935	$1.16	5,250
			7,192,313		$17,946

1	The expiration date on all Kapoor Warrants is five (5) years after Grant Date.

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

     The Company recorded stock-based compensation expense related to options of $1,269,000 and $3,754,000 during the three and nine months ended September 30, 2011, respectively.  In the prior year, the Company recorded stock-based compensation of $681,000 and $1,944,000 during the respective three and nine months ended September 30, 2010.  The Company uses the single-award method for allocating compensation cost to each period.

     The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended September 30, 2011 and 2010, along with the weighted-average grant date fair values, were as follows:

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

Expected volatility	75%	80%
Expected life (in years)	3.8	3.8
Risk-free interest rate	1.4%	1.6%
Dividend yield	—	—
Fair value per stock option	$3.80	$2.09
Forfeiture rate	8%	8%

     The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2011:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,960	$1.87	3.93	$33,452,000
Granted	2,029	6.64
Exercised	(198)	2.00
Forfeited	(132)	2.30
Outstanding at September 30, 2011	9,659	$2.86	3.48	$47,702,000
Exercisable at September 30, 2011	3,417	$1.81	3.10	$20,465,000

     The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the stock options. Stock option exercises during the nine months ended September 30, 2011 and 2010 generated tax-deductible expenses totaling $878,000 and $160,000, respectively.

     The Company also may grant restricted stock awards (“RSAs”) to certain employees and members of its Board of Directors. Restricted stock awards are valued based on the closing market price of the Company’s common stock on the date of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant any restricted stock awards during the nine months ended September 30, 2011 or September 30, 2010.  As of September 30, 2011, the total amount of unrecognized compensation expense related to non-vested restricted stock awards was $13,000. The Company recorded compensation expense of $4,000 and $13,000 during the three and nine months ended September 30, 2011 related to outstanding restricted stock awards.  In the prior year, the Company recorded compensation expense of $9,000 and $51,000 during the three and nine months ended September 30, 2010 related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value

Non-vested at December 31, 2010	28	$1.89
Granted	—	—
Forfeited	—	—
Vested	(15)	2.34
Non-vested at September 30, 2011	13	$1.34

NOTE D — REVENUE RECOGNITION

     Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.  For sales of prescription and contract manufactured products, the Company recognizes sales upon the shipment of goods or completion of services as appropriate. For certain OTC eye care products, the Company recognizes sales upon receipt of the shipment by the customer, which is consistent with the timing of title transfer to the customer.

     Provision for estimated chargebacks, rebates, discounts, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

NOTE E — ACCOUNTS RECEIVABLE ALLOWANCES

     The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the final net collections process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesale customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which in turn depends on which end-user customer, with different pricing arrangements might be entitled to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

     Net trade accounts receivable consists of the following (in thousands):
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Gross accounts receivable	$31,970	$17,603
Less:
Chargeback and rebates reserves	(4,747)	(2,522)
Returns reserve	(6,506)	(3,463)
Discount and allowances reserve	(650)	(345)
Allowance for doubtful accounts	(206)	(3)
Net trade accounts receivable	$19,861	$11,270

     For the three months ended September 30, 2011 and 2010, the Company recorded chargeback and rebate expense of $19,031,000 and $12,111,000, respectively.  During the nine months ended September 30, 2011 and 2010, the Company recorded chargeback and rebate expense of $48,296,000 and $34,342,000, respectively.  The increase in both the chargeback and rebate expense and reserve was primarily due to increased sales in the ophthalmic and hospital drugs & injectables segments.

     For the three months ended September 30, 2011 and 2010, the Company recorded provisions for product returns of $550,000 and $121,000, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded provisions for product returns of $2,035,000 and $1,519,000, respectively.

     For the three months ended September 30, 2011 and 2010, the Company recorded provisions for cash discounts of $970,000 and $502,000, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded provisions for cash discounts of $2,399,000 and $1,479,000, respectively.

NOTE F — INVENTORIES

     The components of inventories are as follows (in thousands):
	SEPTEMBER 30, 2011	DECEMBER 31, 2010
Raw materials and supplies	$16,785	$10,924
Work in process	4,880	2,058
Finished goods	8,823	5,935
Total	$30,488	$18,917

     The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at September 30, 2011 and December 31, 2010 was reported net of these reserves of $1,057,000 and $1,612,000, respectively.

     As of September 30, 2011 and December 31, 2010, the Company’s inventory balances included $3,006,000 and $3,460,000, respectively, related to products which have not yet received approval from the U.S. Food and Drug Administration (“FDA”).  During the three and nine months ended September 30, 2011, the Company recorded reserves of $430,000 and $1,246,000, respectively, related to this inventory based on the timing of expiry for certain products.

NOTE G — PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Land	$396	$396
Buildings and leasehold improvements	20,295	20,096
Furniture and equipment	50,236	48,743
Sub-total	70,927	69,235
Accumulated depreciation	(42,288)	(39,661)

	28,639	29,574

Construction in progress	11,861	3,157
Property, plant and equipment, net	$40,500	$32,731

     The increase in construction in progress during the nine months ended September 30, 2011 was principally related to the Company’s plant expansion project in Somerset, New Jersey.  The Company anticipates completing this project in the first six months of 2012.

NOTE H — FINANCING ARRANGEMENTS

Convertible Notes

     On June 1, 2011, the Company closed its offering of $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 which includes $20,000,000 in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115,317,000, after deducting underwriting fees and other related expenses.

     The Notes have a maturity date of June 1, 2016 and pay interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.  The Notes are convertible into Akorn’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of Notes.  The conversion price is subject to adjustment for certain events described in the Indenture, including certain corporate transactions which will increase the conversion rate and decrease the conversion price for a holder that elects to convert its Notes in connection with such corporate transaction.

      The Notes may be converted at any time prior to the close of business on the business day immediately preceding December 1, 2015 only under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2011, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes per $1,000 principal amount of Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2015 until the close of business on the business day immediately preceding the stated maturity date, holders may surrender all or any portion of their Notes for conversion at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, at the Company’s option, cash, shares of the Company’s common stock, or a combination thereof.  If a fundamental change (as defined in the Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or a portion of their Notes.

     The Notes are accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

     The application of ASC 470-20 resulted in the recognition of $21,383,000 as the value for the equity component.  This initial estimate recorded in the quarter ended June 30, 2011 was adjusted to $21,301,000 during the quarter ended September 30, 2011 to reflect the actual costs incurred related to completing the offering.  At June 1, 2011 and September 30, 2011, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	SEPTEMBER 30,	JUNE 1,
	2011	2011
Carrying amount of equity component	$21,301	$21,383
Carrying amount of the liability component	99,893	98,617
Unamortized discount of the liability component	20,107	21,383
Unamortized deferred financing costs	3,636	3,770

    The Company incurred debt issuance costs of $4,683,000 related to its issuance of the Notes.  In accordance with ASC 470-20, the Company allocated this debt issuance cost ratably between the liability and equity components of the Notes, resulting in $3,852,000 of debt issuance costs allocated to the liability component and $831,000 allocated to the equity component.  The portion allocated to the liability component was classified as deferred financing costs and is being amortized by the effective interest method through the earlier of the maturity date of the Notes or the date of conversion, while the portion allocated to the equity component was recorded as an offset to additional paid-in capital upon issuance of the Notes.

For the three and nine months ended September 30, 2011, the Company recorded the following expenses in relation to the Notes (in thousands):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Interest expense at 3.50% coupon rate	$1,050	$1,400
Debt discount amortization	909	1,195
Deferred financing cost amortization	165	216
	$2,124	$2,811

      Upon issuing the Notes, the Company established a deferred tax liability of $8,597,000 related to the debt discount of $21,301,000, with an offsetting debit of $8,597,000 to Common stock.  The deferred tax liability was established because the amortization of the debt discount generates non-cash interest expense that is not deductible for income tax purposes.  Since the Company’s net deferred tax assets were fully reserved by valuation allowance at the time the Notes were issued, the Company reduced its valuation allowance by $8,597,000 upon recording the deferred tax liability related to the debt discount with an offsetting credit of $8,597,000 to Common stock.  As a result, the net impact of these entries was a debit of $8,597,000 to the valuation reserve against the Company’s deferred tax assets and a credit of $8,597,000 to deferred tax liability.  The deferred tax liability is being amortized monthly as the Company records non-cash interest from its amortization of the debt discount on the Notes.

Bank of America Credit Facility

     On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “BOA Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “BOA Lenders”) through which it obtained a $20,000,000 revolving line of credit (the “Facility”), which includes a $2,000,000 letter of credit facility.  The Company may request expansion of the Facility from time to time in increments of at least $5,000,000 up to a maximum commitment of $35,000,000, so long as no default or event of default has occurred and is continuing.  The facility matures in March 2016.  The Company may early terminate the BOA Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.
    Under the terms of the BOA Credit Agreement, amounts outstanding will bear interest at the Company’s election at (a) LIBOR or (b) the bank’s Base Rate (which is the greatest of: (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.0%), plus an applicable margin, which margin is based on the consolidated fixed charge coverage ratio of the Company and its subsidiaries from time to time. Additionally, the Borrowers will pay an unused line fee of 0.250% per annum on the unused portion of the Facility.  Interest and unused line fees will be accrued and paid monthly.  In addition, with respect to any letters of credit that may be issued, the Borrowers will pay: (i) a fee equal to the applicable margin times the average amount of outstanding letters of credit, (ii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit, and (iii) any additional fees incurred by the applicable issuer in connection with issuing the letter of credit.  During an event of default, any interest or fees payable will be increased by 2% per annum.

     Availability under the revolving credit line is equal to the lesser of (a) $20,000,000 reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in accordance with the terms of the BOA Credit Agreement) determined by reference to the value of the Borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter.

     Obligations under the BOA Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each domestic subsidiary of the Company and 65% of their respective equity interests in any foreign subsidiary of the Company. The BOA Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the BOA Credit Agreement is less than 15% of the aggregate BOA Lenders’ commitments under the BOA Credit Agreement.  During the term of the agreement, the Company must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

EJ Funds Credit Facility

     On January 7, 2009, the Company entered into a Credit Agreement (the “GE/EJ Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace its previous credit agreement with Bank of America which expired on January 1, 2009.  Effective March 31, 2009, the GE/EJ Credit Agreement was assigned to EJ Funds LP (“EJ Funds”), a company controlled by Dr. Kapoor, the Chairman of the Company’s board of directors.  Pursuant to the GE/EJ Credit Agreement, the Lenders agreed to extend loans to the Company under a revolving credit facility up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). The maximum loan commitment was decreased to $5,650,000 upon assignment of the GE/EJ Credit Agreement to EJ Funds, and was subsequently increased on August 17, 2009 to $10,000,000.  The Credit Facility was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the GE/EJ Credit Agreement.  The Company elected to early terminate the GE/EJ Credit Agreement on June 17, 2011.  It had not borrowed against the Credit Facility since the first quarter of 2010.  A more detailed timeline of events regarding the GE/EJ Credit Agreement follows.

     On February 19, 2009, GE Capital informed the Company that it was applying a reserve against availability which effectively restricted the Company’s borrowings under the GE/EJ Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised that it had applied this reserve due to concerns about financial performance, including the Company’s prospective compliance with certain covenants in the GE/EJ Credit Agreement for the quarter ended March 31, 2009.

     On March 31, 2009, the Company consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE Capital’s rights and obligations under the GE/EJ Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the GE/EJ Credit Agreement. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.

     In connection with the Assignment, on April 13, 2009, the Company entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the GE/EJ Credit Agreement to $5,650,000, and (ii) set the interest rate for all amounts outstanding under the GE/EJ Credit Agreement at an annual rate of 10% with interest payable monthly.  The Modification Agreement also granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require the Company to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, the Company agreed to pay all accrued legal fees and other expenses of EJ Funds that related to the GE/EJ Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

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

     On August 17, 2009, the Company completed negotiations with EJ Funds for additional capacity on its Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. The Credit Facility was secured by the assets of the Company and was not subject to debt covenants until April 1, 2010.  In consideration of this amendment, EJ Funds was granted a warrant to acquire 1,650,806 shares of the Company’s common stock at $1.16 per share, the closing market price on August 14, 2009 (the “Restatement Warrants”). The estimated fair value of the Restatement Warrants, using a Black-Scholes valuation model, was $1,238,000 on date of grant.  This amount plus $7,000 in other associated costs was capitalized as financing costs and was being amortized.  Upon termination of the Credit Facility on June 17, 2011, the remaining unamortized cost was written off.

     The Restatement Warrants were revalued quarterly using the Black-Scholes pricing model, from issuance date until June 28, 2010, the date the Company entered into the Amended Agreement which removed net cash settlement as an option in the event that registration could not be obtained or maintained for any shares issued upon exercise of the warrants.  On that date, the Company reclassified the $4,127,000 fair value of the Restatement Warrants from a current liability to a component of shareholders’ equity.

     On January 13, 2010, the parties entered into an amendment to the GE/EJ Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a limit on capital expenditures of $7,500,000 in 2010, $5,000,000 in 2011, and $5,000,000 in 2012 and (2) a requirement to have positive liquidity throughout the life of the GE/EJ Credit Agreement.  Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.  The capital expenditures limit allowed that any unused portion from one year may be carried over and added to the next year’s limit.  On January 27, 2011, EJ Funds and the Company signed a Waiver and Consent that waived the Company’s obligation to comply with the capital expenditure limit for 2011.

          On June 17, 2011, the Company elected to early terminate its $10,000,000 revolving GE/EJ Credit Agreement with EJ Funds.  The Company had not borrowed against the GE/EJ Credit Agreement since repaying its outstanding balance in the first quarter of 2010.  Upon terminating the GE/EJ Credit Agreement, the Company expensed $1,187,000 in remaining unamortized deferred financing costs related to the GE/EJ Credit Agreement. The Company incurred no fees or penalties related to its early termination of the GE/EJ Credit Agreement.

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

     On August 17, 2009, the Company refinanced its $5,000,000 subordinated debt payable to the Kapoor Trust. The principal amount of $5,000,000 was increased to $5,853,267 to include accrued interest through August 16, 2009.  The annual interest rate remained unchanged at 15% with interest on the refinanced note due and payable monthly.  The term of the Subordinated Note was extended by an additional five years and was due and payable on August 17, 2014. As part of this refinancing agreement, the Company issued the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing market price of the Company’s stock on August 14, 2009.

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

NOTE J — EARNINGS PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and the conversion feature of convertible notes using the treasury stock method. For the nine month period ended September 30, 2010, the assumed exercise of any of these securities would have been anti-dilutive.  Accordingly, the diluted loss per share equals the basic loss per share for that period.

     The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, and (iii) unvested RSAs.  A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Net income (loss)	$13,524	$3,990	$37,280	$(1,923)
Net income (loss) per share:
Basic	$0.14	$0.04	$0.39	$(0.02)
Diluted	$0.13	$0.04	$0.36	$(0.02)

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	94,650	93,770	94,477	92,440
Dilutive securities:
Stock options and unvested RSAs	3,393	2,164	3,091	—
Stock warrants	6,145	4,831	5,956	—
Total dilutive securities	9,538	6,995	9,047	—

Weighted average diluted shares outstanding	104,188	100,765	103,524	92,440

     Certain shares subject to options and warrants were excluded from the calculation of net income (loss) per diluted share because they would have been anti-dilutive.  The weighted average number of such shares was as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Stock options	1,860	1,984	1,421	7,781
Stock warrants	—	1,509	—	8,701

NOTE K — INDUSTRY SEGMENT INFORMATION

The Company classifies its operations into four business segments: ophthalmic, hospital drugs & injectables, biologics & vaccines, and contract services. The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals, as well as OTC eye care products. The hospital drugs & injectables segment manufactures, markets and distributes pharmaceuticals, primarily used in the acute care market. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.  The biologics & vaccines segment, which the Company exited during the first quarter of 2010, marketed adult Tetanus-Diphtheria (“Td”) and Flu vaccines directly to hospitals and physicians as well as through wholesalers and national distributors.

     The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

     Selected financial information by industry segment is presented below (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
REVENUES
Ophthalmic	$19,730	$7,842	$48,972	$22,812
Hospital drugs & injectables	13,816	8,178	34,615	21,298
Contract services	3,157	5,639	10,708	13,073
Biologics & vaccines	—	—	—	5,181
Total revenues	$36,703	$21,659	$94,295	$62,364
GROSS PROFIT
Ophthalmic	$12,821	$4,938	$30,899	$13,075
Hospital drugs & injectables	7,206	4,478	18,162	9,865
Contract services	1,951	1,999	5,053	4,704
Biologics & vaccines	—	—	—	2,062
Total gross profit	21,978	11,415	54,114	29,706
Operating expenses	12,624	7,426	32,376	22,475
Operating income	9,354	3,989	21,738	7,231
Other (expense) income, net	(2,047)	1	10,288	(9,117)
Income (loss) before income taxes	$7,307	$3,990	$32,026	$(1,886)

    The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain manufacturing and warehouse facilities support more than one segment.

NOTE L — COMMITMENTS AND CONTINGENCIES

Indian Business Acquisition Agreement

     As more fully described in Note P, Subsequent Events, on October 5, 2011, the Company and Akorn India Private Limited, a wholly owned subsidiary of the Company incorporated in India (“AIPL”), entered into a Business Transfer Agreement dated as of October 6, 2011 with Kilitch Drugs (India) Limited, an Indian corporation (“KDIL”) and the members of the promoter group (the “Promoters”) of KDIL (the “Business Transfer Agreement”).  Pursuant to the terms of the Business Transfer Agreement and the other related agreements described below, KDIL has agreed to transfer its business of research, development, manufacturing, marketing, importing and exporting of generic pharmaceutical formulation products at its factory located in Paonta Sahib, Himachal Pradesh, India (the “Business”) to AIPL for a purchase price of approximately $52,000,000 in cash, and future contingent payments of up to approximately $6,000,000 in cash (the “Transaction”).  The initial cash purchase price of approximately $52,000,000 is to be paid by the Company at Closing, which the Company anticipates will take place approximately 90 days after the date of signing of the Business Transfer Agreement, subject to satisfaction of the pre-Closing contingencies specified in the agreement.

Product Warranty Reserve

The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. Yearly stability studies for are being conducted for this product, and if the annual stability study does not support the ten-year product life, the Company will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.  All studies to date have confirmed the product’s stability. This reserve balance was $1,299,000 at September 30, 2011 and December 31, 2010.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Operations.  As of September 30, 2011, the Company anticipates that approximately $4,139,000 will be due in the remainder of 2011 and in subsequent years under the terms of its existing strategic business agreements.

NOTE M — CUSTOMER AND SUPPLIER CONCENTRATION

     AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 67% and 63% of the Company’s gross revenues and 50% and 45% of net revenues for the three months ended September 30, 2011 and 2010, respectively.  These three customers accounted for approximately 67% and 65% of the Company’s gross revenues and 50% and 46% of net revenues for the nine months ended September 30, 2011 and 2010, respectively.  They also accounted for approximately 72% and 68% of the Company’s gross accounts receivable balance as of September 30, 2011 and December 31, 2010, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

     If sales to any of Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

     Certain of the Company’s suppliers have represented a significant portion of the Company’s overall purchases.  For the three month period ended September 30, 2011, purchases from Horizon Pharmaceuticals represented 10% of the Company’s purchases.  During the three month period ended September 30, 2010, purchases from Zhejiang Medicine Company accounted for 18% and purchases from Alcan Global Pharma Packaging accounted for 11% of the Company’s total purchases during that quarter.  For the nine months ended September 30, 2011, no individual supplier represented 10% or more of the Company’s overall purchases.  However, during the nine months ended September 30, 2010, purchases of Td vaccine from the Massachusetts Biologic Laboratories of the University of Massachusetts medical School (“MBL”) represented 18% of the Company’s overall purchases during that period.  The Company ceased distributing Td vaccines in March 2010 in conjunction with the termination of the MBL Distribution Agreement.

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

NOTE N — BUSINESS COMBINATIONS & OTHER STRATEGIC INVESTMENTS

AVR Acquisition

On May 3, 2011, the Company purchased all the outstanding shares of stock of Advanced Vision Research, Inc. (“AVR”), paying $26,011,000 in cash, net of cash held by AVR.  The acquisition of AVR is being accounted for as a business combination.  The purchase price is subject to adjustment based on a working capital guarantee contained in the purchase agreement.  During the quarter ended September 30, 2011, the Company completed an additional cash payment of $723,000 to reimburse the sellers for the net cash balance in AVR’s bank accounts as of the acquisition date, as required by terms of the purchase agreement.  In addition, Akorn has agreed to reimburse AVR Business Trust, Advanced Vision Research, Inc., Advanced Vision Pharmaceuticals, LLC , and the Shareholders of AVR Business Trust (collectively, the “Sellers”) for any incremental income tax expense they should incur related to the parties making an Internal Revenue Code Section 338(h)(10) election.  In relation to this agreement, the Company paid $734,000 to the Sellers at closing, which represents the Seller’s initial estimate of their incremental income tax burden as a result of the Section 338(h)(10) election.

 The acquisition of AVR is a strategic extension of the Company’s ophthalmic business.  The Company intends to leverage its existing sales infrastructure that markets products to ophthalmologists, optometrists, and retailers nationwide and also expects to attain cost savings and synergies as the Company integrates the AVR business into its existing operations.

 AVR markets a line of OTC eye care products under the TheraTears® brand name.  Akorn had been a contract manufacturer of certain TheraTears® products since 2008.  During 2011 prior to the Company’s acquisition of AVR on May 3, 2011, the Company generated revenues of $607,000 from the sale of TheraTears® products to AVR.  During the three and nine months ended September 30, 2010, the Company generated revenues of $387,000 and $1,538,000, respectively, from the sale of TheraTears® products to AVR.

During the quarter and the five-month post-acquisition period ended September 30, 2011, AVR generated revenues of $5,557,000 and $9,292,000, respectively, included within the Company’s ophthalmic segment revenue, and contributed net income of $1,036,000 and $1,235,000, respectively.

The following table sets forth the preliminary allocation of purchase price for AVR.  The figures presented below are subject to resolution of working capital adjustments and final calculation of the amount due the Sellers to cover their incremental tax burden related to the IRS Code Section 338(h)(10) election discussed above.  The adjustments recorded in the quarter ended September 30, 2011 related to paying the Sellers per the agreement an amount equal to the cash on AVR’s balance sheet as of the acquisition date, and completing the valuation of AVR’s intangible assets (amounts in thousands):

PURCHASE PRICE:	Estimate June 30, 2011	Q3 2011 Activity and Adjustments	Estimate Sept.30, 2011
Cash paid	$26,011	$723	$26,734
Estimated additional consideration due	904	(723)	181
Assumed liabilities	3,376	(30)	3,346
Total purchase price	$30,291	$(30)	$30,261

ALLOCATION OF PURCHASE PRICE:
Accounts receivable, net	$611	—	$611
Inventories, net	4,376	(969)	3,407
Prepaid expenses and other current assets	805	—	805
Property and equipment	250	—	250
Goodwill	14,749	(2,961)	11,788
Trademarks and technology	9,500	—	9,500
Customer relationships	—	3,900	3,900
Total allocation of purchase price	$30,291	$(30)	$30,261

Goodwill represents expected synergies and intangible assets that do not qualify for separate recognition.  For income tax purposes, the Company will be able to deduct the goodwill and other intangible assets resulting from the acquisition ratably over 15 years.  Goodwill will not be amortized for book purposes but will be subject to impairment testing.  Other intangible assets are being amortized straight-line over their estimated useful lives, which for Trademarks and technology is 30 years and for Customer relationships is 15 years.

The unaudited pro forma results presented below reflect the consolidated results of operations of the Company as if the acquisition of AVR had taken place at the beginning of each period presented below.  The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition.  To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded.  In addition, the unaudited pro forma financial information does not reflect the impact of any actual or anticipated synergies expected to result from the transaction. Accordingly, the unaudited pro forma financial information is not necessarily indicative of results of operations as they would have been had the transaction been effected on the assumed date.

	(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenues	$36,703	$26,407	$100,646	$75,909
Net income (loss)	13,524	3,879	37,888	(2,378)
Income (loss) per diluted share	$0.13	$0.04	$0.37	$(0.03)

 Other Strategic Investments

       On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement (the “Aciex Agreement”) to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), based in Westborough, MA, for $8,000,000 in cash.  Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement (the “Aciex Amendment”) to acquire additional shares of Series A-2 Preferred Stock in Aciex for $2,000,000 in cash.  The Company’s investment in Aciex is being carried at cost on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2011.  Aciex is an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consists of both clinical stage assets and pre-Investigational New Drug stage assets.  The investments detailed above have provided the Company with an ownership interest in Aciex of below 20%.  The Aciex Agreement and Aciex Amendment contain certain customary rights and preferences over the common stock of Aciex and further provide that the Company shall have the right to a seat on the Aciex board of directors.

      During the three and nine months ended September 30, 2011, the Company paid $1,678,000 and $5,678,000, respectively, for the acquisition of drug product licensing rights (NDA and ANDA rights) from various entities. Along with the product rights, the Company also acquired inventory to these products valued at $347,000.  Related to these acquisitions, the Company has committed itself to paying an additional $875,000 upon the completion of certain milestones related to transfer of the drug product to the Company’s manufacturing site.

NOTE O — UNCONSOLIDATED JOINT VENTURE

On September 22, 2004, the Company entered into a 50/50 joint venture agreement (the “Joint Venture Agreement”) with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of various generic pharmaceutical products for sale in the United States.  The joint venture, known as Akorn-Strides LLC (the “Joint Venture Company”), launched its first commercialized product during 2008.  Under the Joint Venture Agreement, Strides has been primarily responsible for developing and manufacturing the products, while the Company has been responsible for marketing and selling the products.  To supplement Strides’ manufacturing capabilities, the Company began manufacturing one Joint Venture Company product in the second quarter of 2010.  For its sales and marketing efforts, the Company earns revenue from the Joint Venture Company in the form of a fee calculated as a percentage of the Joint Venture Company’s monthly net sales revenue.  On December 24, 2010, Strides Arcolab Limited transferred its ownership to Strides, Inc., another subsidiary controlled by a common parent.

On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its ANDAs to Pfizer for $63,200,000 in cash.  In accordance with an amendment to the Joint Venture Agreement, the proceeds were split unevenly, with the Company receiving $35,000,000 and Strides receiving $28,200,000.  The Asset Purchase Agreement included an initial closing date of December 29, 2010 and a final closing date of May 1, 2011.  The ANDAs for dormant and in-development products were transferred on the initial closing date, while the ANDAs for actively-marketed products were transferred to Pfizer on the final closing date.  The Joint Venture Company recognized a gain of $63,097,000 from the sale, of which $38,937,000 was recognized in the fourth quarter of 2010 and the remaining $24,160,000 was recognized in the second quarter of 2011.  Having sold all of its ANDAs, the Joint Venture Company discontinued product sales in the second quarter of 2011 and is in the process of being wound down.

The following tables set forth condensed statements of income of the Joint Venture Company for the three and nine-month periods ended September 30, 2011 and 2010, as well as condensed balance sheets as of September 30, 2011 and December 31, 2010.

CONDENSED STATEMENTS OF INCOME (IN THOUSANDS)
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$—	$3,874	$6,332	$12,017
Cost of sales	—	2,564	3,534	8,270
Gross profit	—	1,310	2,798	3,747
Operating expenses	—	306	497	1,074
Operating income	—	1,004	2,301	2,673
Gain from Pfizer ANDA Sale	—	—	24,160	—
Income before income taxes	—	1,004	26,461	2,673
Income tax provision	—	—	—	4
Net income	$—	$1,004	$26,461	$2,669

Allocation of net income to members:
Akorn, Inc.	—	502	14,530	1,335
Strides	—	502	11,931	1,334
Total	$—	$1,004	$26,461	$2,669

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2011	2010
ASSETS:
Cash	$820	$1,205
Trade accounts receivable, net	—	2,701
Inventories, net	—	2,239
Total assets	$820	$6,145

LIABILITY AND MEMBERS’ EQUITY:
Trade accounts payable and other accrued liabilities	$495	$75
Accounts payable – members	2	1,870
Deferred gain on Pfizer ANDA Sale	—	24,160
Total liabilities	497	26,105

Members’ equity (deficit), net of advances	323	(19,960)
Total liabilities & members’ equity	$820	$6,145

NOTE P — SUBSEQUENT EVENTS

INDIAN BUSINESS ACQUISITION AGREEMENT

Business Transfer Agreement

     On October 5, 2011, the Company and Akorn India Private Limited, a newly formed Indian company and wholly owned subsidiary of the Company (“AIPL”), entered into a Business Transfer Agreement dated as of October 6, 2011 with Kilitch Drugs (India) Limited, an Indian corporation (“KDIL”) and the members of the promoter group (the “Promoters”) of KDIL (the “Business Transfer Agreement”).  Pursuant to the terms of the Business Transfer Agreement and the other related agreements described below, KDIL has agreed to transfer its business of research, development, manufacturing, marketing, importing and exporting of generic pharmaceutical formulation products at its factory located in Paonta Sahib, Himachal Pradesh, India (the “Business”) to AIPL for a purchase price of approximately $52,000,000 in cash, and future contingent payments of up to approximately $6,000,000 in cash (the “Transaction”).  The Transaction is expected to close approximately 90 days following the signing of the Business Transfer Agreement, and is subject to various pre-closing contingencies. The Business includes KDIL’s manufacturing facilities at Paonta Sahib, certain trademarks and brand names, inventories, accounts receivable and other operating assets, and liabilities forming part of the working capital of KDIL pertaining to the Business, but excludes cash and cash equivalents and indebtedness pertaining to the Business, as well as the Kilitch name.

     The purchase price is subject to adjustments based on working capital guarantees and expenditures incurred in the expansion of the factory at Paonta Sahib.  The Company has agreed to guaranty the financial obligations of AIPL under the Business Transfer Agreement.

     The Business Transfer Agreement contains certain termination rights for AIPL and KDIL, as the case may be, applicable upon, among other events: (i) a material breach that has not or cannot be cured within 30 days after notice of such breach, (ii) a Material Adverse Effect, or (iii) if the Business Transfer Agreement has not been closed on or prior to March 31, 2012.

     The Business Transfer Agreement includes representations, warranties and covenants of the parties, including, among others, a covenant that requires (i) AIPL to offer employment to certain employees of KDIL on terms and conditions that are no less favorable on an aggregate basis to those paid or provided to each such employee prior to the Closing and to employ any employee who accepts such offer, (ii) KDIL to conduct the business only in the ordinary course of business during the period between the execution of the Business Transfer Agreement and the Closing, (iii) KDIL not to engage in certain kinds of transactions during such period without the prior written consent of AIPL, and (iv) KDIL not to solicit or facilitate alternative acquisition proposals relating to the Assets.   Subject to certain exceptions and other provisions, each party has agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters.

     The Transaction, which is expected to close approximately 90 days after the date of entry into the Business Transfer Agreement (the “Closing”), is subject to several closing conditions, including the receipt of (i) consent from governmental authorities, (ii) consent from contracting parties which constitute 80% of the total revenue of KDIL for the financial year ended March 31, 2011, and certain other contracting parties, (iii) approval of the shareholders of KDIL, (iv) consent of a certain percentage of the employees and all of the key employees of KDIL, (v) governmental certificates and consents under Section 118 of Himachal Pradesh Tenancy and Land Reforms Act 1972 for transferring the land parcels, and (vi) approval from the Director General of Foreign Trade for transfer of Export Promotion Capital Goods (“EPCG”) licenses and related EPCG bonds, as well as other customary closing conditions.

     In addition, the execution and delivery of certain related Transaction documents will also be required at Closing, including an escrow agreement and a manufacturing agreement.   In addition, upon closing of the Business Transfer Agreement, KDIL and AIPL will enter into a license agreement, pursuant to which KDIL will grant a royalty-free license to AIPL to use certain common trademarks for the Business for purposes of liquidating KDIL’s remaining inventory of the acquired products. Upon closing of the Business Transfer Agreement, KDIL and AIPL will enter into a management services and transition support agreement, whereby KDIL will agree to provide management and transition services for a period of 12 months.  Further, upon closing of the Business Transfer Agreement, certain Promoters and AIPL will enter into an expansion and operational support agreement, whereby the Promoters will agree to provide designated services in consideration of up to approximately $6,000,000, based on the achievement of certain transfers, governmental approvals and other milestones and financial targets.

Non-Compete Agreement

     In connection with and pursuant to the Business Transfer Agreement, the Promoters, KDIL, AIPL and the Company entered into a Non-Compete Agreement dated as of October 6, 2011, whereby the Promoters and KDIL have agreed to certain restrictive covenants in consideration of certain cash consideration, included in the $52,000,000 purchase price disclosed above.

Mumbai Product Transfer Agreement

     In connection with and pursuant to the Business Transfer Agreement, the Company, AIPL and KDIL entered into a Product Transfer Agreement dated as of October 6, 2011, whereby KDIL has agreed to transfer its business of the manufacture of certain hormonal and cephalosporin pharmaceutical formulations currently made out of its plant situated in Mumbai to AIPL for certain cash consideration included in the overall purchase price disclosed above, subject to an adjustment based on working capital (the “Mumbai Product Transfer Agreement”).  The Mumbai Product Transfer Agreement includes non-compete and customer non-solicit provisions. The closing of this agreement is subject to the closing of the Business Transfer Agreement, customary conditions, as well as receiving consent from contracting parties which constitute 80% of the total revenue of KDIL for the financial year ended March 31, 2011 and also constitute 80% of all of the contracting parties whose contracts are being transferred. The Mumbai Product Transfer Agreement will be terminated if, prior to its closing, the Business Transfer Agreement is terminated in accordance with its terms.

NBZ Product Transfer Agreement

     In connection with and pursuant to the Business Transfer Agreement, the Company and AIPL entered into a Product Transfer Agreement dated as of October 6, 2011 with NBZ Pharma Limited (“NBZ”), an Indian corporation that is also one of the Promoters, whereby NBZ has agreed to assign to AIPL, NBZ’s rights and obligations with respect to certain manufacturing arrangements for certain cash consideration, included in the overall purchase price disclosed above, subject to adjustment based on inventory (the “NBZ Product Transfer Agreement”).  Pursuant to the terms of the NBZ Product Transfer Agreement, NBZ has agreed to transfer to AIPL NBZ’s rights and obligations with respect to certain manufacturing agreements with selected customers. The closing of the NBZ Product Transfer Agreement is subject to the closing of the Business Transfer Agreement, customary conditions, as well as receiving the consent of selected customers.

INDIAN RUPEE TO U.S. DOLLAR HEDGE AGREEMENT

     On October 18, 2011, the Company entered into a Non-Deliverable Option Transaction agreement with Bank of America, N.A. (the “Price Protection Agreement”) as a hedge against future unfavorable changes to the conversion rate between Indian Rupees  (“INR”) and U.S. Dollars (“USD”).  The Company entered into the Price Protection Agreement in relation to its announced Business Transfer Agreement with KDIL, as detailed above.  The purchase price specified in the Business Transfer Agreement is to be paid in Indian Rupees at closing, which is anticipated to occur approximately 90 days after signing.

    The Price Protection Agreement has a term of 90 days and insures the Company against a decline in the exchange rate below INR47.00:USD1.00.  On the date the Price Protection Agreement was signed, the exchange rate was approximately INR49.39:USD1.00 and on the date we entered into the Business Transfer Agreement, the exchange rate was approximately INR49.35:USD1.00.

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

     You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 14, 2011, and this quarterly report on Form 10-Q, and include the following items:

●	Our ability to generate cash from operations sufficient to meet our working capital requirements;

●	Our ability to sustain positive relationships with our major customers;

●	The effects of federal, state and other governmental regulation on our business;

●	Our success in developing, manufacturing, acquiring and marketing new products;

●	The success of our strategic partnerships for the development and marketing of new products;

●	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

●	Our ability to bring new products to market and the effects of sales of such products on our financial results;

●	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

●	Our ability to effectively integrate acquired businesses;

●	Our ability to raise funds to pay interest on our outstanding convertible senior notes or repurchase the Notes upon a fundamental change;

●	Our ability to obtain additional funding or financing to operate and grow our business;

●	Availability of raw materials needed to produce our products; and

●	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Operations and our segment reporting information for the three and nine-month periods ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Ophthalmic	$19,730	53.8%	$7,842	36.2%	$48,972	51.9%	$22,812	36.6%
Hospital drugs & injectables	13,816	37.6%	8,178	37.8%	34,615	36.7%	21,298	34.1%
Contract services	3,157	8.6%	5,639	26.0%	10,708	11.4%	13,073	21.0%
Biologics & vaccines	—	—%	—	—%	—	—%	5,181	8.3%
Total revenues	36,703	100.0%	21,659	100.0%	94,295	100.0%	62,364	100.0%
Gross profit and gross margin:
Ophthalmic	12,821	65.0%	4,938	63.0%	30,899	63.1%	13,075	57.3%
Hospital drugs & injectables	7,206	52.2%	4,487	54.8%	18,162	52.6%	9, 865	46.3%
Contract services	1,951	61.8%	1,999	35.4%	5,053	42.7%	4,704	36.0%
Biologics & vaccines	—	—%	—	—%	—	—%	2,062	39.8%
Total gross profit	21,978	59.9%	11,415	52.7%	54,114	57.4%	29,706	47.6%
Operating expenses:
SG&A expenses	9,006	24.5%	5,380	24.8%	23,539	25.0%	16,130	25.8%
R&D expenses	3,109	8.5%	1,790	8.3%	7,763	8.2%	5, 103	8.2%
Amortization of intangibles	509	1.4%	256	1.2%	1,074	1.1%	1,242	2.0%
Operating income	$9,354	25.5%	$3,989	18.4%	$21,738	23.1%	$7,231	11.6%
Other (expense) income, net	(2,047)	(5.6%)	1	—%	10,288	10.9%	(9,117)	(14.6%)
Income (loss) before income taxes	7,307	19.9%	3,990	18.4%	32,026	34.0%	(1,886)	(3.0%)
Income tax (benefit) provision	(6,217)	(16.9%)	—	—%	(5,254)	(5.5%)	37	0.1%
Net income (loss)	$13,524	36.8%	$3,990	18.4%	$37,280	39.5%	$(1,923)	(3.1%)

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

     Our consolidated revenue was $36,703,000 for the quarter ended September 30, 2011, representing an increase of $15,044,000, or 69.5%, compared to the prior year quarter ended September 30, 2010.  The increase in revenue was related to a number of factors, including AVR sales, which contributed $5,557,000 to the ophthalmic segment, continued growth in products in introduction during 2010, such as Erythromycin ophthalmic ointment and Hydromorphone Hydrochloride, and organic growth in our established ophthalmic and injectable products.

     Consolidated gross profit was $21,978,000, or 59.9% of revenue, for the quarter ended September 30, 2011 as compared to $11,415,000, or 52.7% of revenue, in the corresponding prior year quarter.  These increases were due to a variety of factors, including favorable product mix, selected price increases and higher utilization of plant capacities.

     Selling, general and administrative (“SG&A”) expenses increased by $3,626,000 or 67.4% during the quarter ended September 30, 2011 as compared to the corresponding period in 2010 mainly due to the current year quarter’s selling, general and administrative expenses for AVR, and increases in non-cash stock compensation expense, employee bonuses, and merger and acquisition related expenses.

     Research and development (“R&D”) expense increased by $1,319,000 or 73.7% in the quarter ended September 30, 2011, to $3,109,000 from $1,790,000 for the same period in 2010 due to a number of factors including increased R&D activity at our dedicated facility in Skokie, Illinois, an additional provision against inventory of products that are pending FDA approval, and an increase in milestone fees.

     Amortization of intangibles was $509,000 for the quarter ended September 30, 2011, an increase of $253,000 over the quarter ending September 30, 2010, primarily due to the amortization of intangible assets resulting from the AVR acquisition.

     Interest expense, net of interest income, was $1,882,000 in the quarter ended September 30, 2011, representing an increase of $1,653,000 from the corresponding prior year quarter.  During the quarter ended September 30, 2011, we recorded $1,959,000 of interest expense related to our 3.50% Convertible Senior Notes due 2016 (the “Notes”), of which $1,050,000 was coupon interest on the Notes and $909,000 was non-cash interest related to amortizing the debt discount.  This interest expense was partially offset by interest income earned on the proceeds from the convertible debt offering.

     Write-off and amortization of deferred financing cost was $165,000 for the quarter ended September 30, 2011, representing a decrease of $109,000 from the corresponding prior year quarter.  This decrease was due to the early termination of our EJ Funds Credit Facility in the second quarter of 2011, partially offset by the amortization of deferred financing costs related to our Notes.

    For the quarter ended September 30, 2011, we had no equity in earnings of our unconsolidated joint venture compared to $502,000 in the corresponding prior year quarter.  The Joint Venture Company essentially ceased operations in the quarter ended June 30, 2011 following the sale and transfer of its ANDAs to Pfizer.

     For the quarter ended September 30, 2011, we recorded a net tax benefit of $6,217,000 versus no provision for income taxes during the same period in 2010.  This tax benefit was the result of reversal of the valuation allowance on our net deferred tax assets as the result of our determination that projected future earnings would be sufficient to allow us to fully utilize our net deferred tax assets. The income tax provision for the quarter ended September 30, 2011, was approximately $2,949,000, offset by reversal of approximately $9,166,000 of valuation allowances against our net deferred tax assets.  We anticipate that our effective income tax rate for the foreseeable future will be approximately 40%.

     We reported net income of $13,524,000 for the three months ended September 30, 2011 versus a net income of $3,990,000 for the same period in 2010.  This increase of $9,534,000 was due to the tax benefit of $6,217,000 recorded in the current year quarter, as well as the growth in revenue and profitability both from the AVR acquisition and organic growth within our core business.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

     Our consolidated revenue was $94,295,000 for the nine months ended September 30, 2011, representing an increase of $31,931,000, or 51.2%, compared to the same period in 2010.  Significant sales increases in each of the ophthalmic and hospital drugs & injectables segments more than offset the decline of $5,181,000 in biologics & vaccines related to our exit from that segment in March 2010.  Ophthalmic segment revenues were $48,972,000 for the nine months ended September 30, 2011, representing an increase of $26,160,000, or 114.7%, over the same period in 2010.  This increase was due to a combination of sales from new products, increased volume and selected unit price increases from our existing products, and the acquisition of AVR, which contributed $9,292,000 to the increase.  Hospital drugs & injectables revenues were $34,615,000 during the nine months ended September 30, 2011, representing an increase of $13,317,000, or 62.5%, over the same period in 2010.  This increase was due to sales of new products, along with increased sales demand for our existing products.  Contract services revenues were $10,708,000 for the nine months ended September 30, 2011, representing a decrease of $2,365,000, or 18.1%, over the same period in 2010 due to a combination of shifts in contract customer volumes and the acquisition of AVR, which had been a contract customer of ours until we acquired them on May 3, 2011.

     Biologics & vaccines segment revenues were $5,181,000 for the nine months ended September 30, 2010.  We exited the biologics & vaccines segment upon the termination of the MBL Distribution Agreement on March 14, 2010.  All of our 2010 biologics & vaccines segment revenues were related to our distribution of Td vaccines on behalf of MBL, prior to the termination of the MBL Distribution Agreement.

     Consolidated gross profit for the nine months ended September 30, 2011 was $54,114,000, or 57.4% of revenue, compared to gross profit of $29,706,000, or 47.6% of revenue, for the same period in 2010.  Among the factors contributing to these increases were revenue growth from our introduction of new products which carry higher margins, increased sales and selected price increases for existing products, improved inventory management and better utilization of our plant manufacturing capacity.

     SG&A expenses were $23,539,000 for the nine months ended September 30, 2011, representing an increase of $7,409,000, or 45.9%, compared to the same period in 2010 mainly due to SG&A expenses for AVR, and increases in non-cash stock compensation expense and employee bonuses.

     R&D expenses were $7,763,000 for the nine months ended September 30, 2011, an increase of $2,660,000, or 52.1%, over the same period in 2010 due to a combination of increased R&D activity at our dedicated facility in Skokie, Illinois and our establishment of a $1,246,000 reserve against inventory of products that are pending FDA approval.

     Amortization of intangibles was $1,074,000 for the nine months ended September 30, 2011, a decrease of $168,000 over the same period in 2010.  The higher amortization expense for 2010 was due to accelerating the amortization of one of our products to expense its remaining unamortized balance based on re-evaluation of its anticipated remaining life and value.

     For the nine months ended September 30, 2011, we recorded equity in earnings of the Joint Venture Company in the amount of $14,530,000 compared to $1,335,000 in the corresponding prior year period.  Of the $14,530,000 income in 2011, $13,380,000 was related to our share of the gain from the Joint Venture Company’s sale and transfer of its remaining ANDAs to Pfizer.

     During the nine months ended September 30, 2010, we recorded expense of $8,881,000 related to the change in fair value of the Kapoor Warrants.  The Kapoor Warrants were accounted for as a current liability and marked to market quarterly until June 28, 2010, at which time we entered into the Amended Agreement allowing us to reclassify the Kapoor Warrants from a current liability to a component of shareholders equity.  Following this reclassification, no further adjustments to fair value of these warrants are required to be recorded.

     Interest expense, net of interest income, was $2,481,000 during the nine months ended September 30, 2011, representing an increase of $1,730,000 from the $751,000 of net interest expense recorded in the corresponding prior year period.  The increase was primarily related to our Notes, which were issued effective June 1, 2011.  We recorded $2,595,000 of interest expense related to these notes, partially offset by interest we earned on the net $115,317,000 proceeds from the offering.  The prior year’s interest was primarily related to the Subordinate Note, which we paid off in December 2010.

     Write-off and amortization of deferred financing cost was $1,761,000 for the nine months ended September 30, 2011, an increase of $941,000 from the $820,000 of write-off and amortization of deferred financing costs recorded in the corresponding period in 2010.  The increase was due to the amortization of the balance of deferred financing costs related to our Credit Facility with EJ Funds upon our early termination of the Credit Facility on June 17, 2011.

     For the nine months ended September 30, 2011, we recorded an income tax benefit of $5,254,000 compared to an income tax provision of $37,000 in the corresponding prior year period.  The income tax benefit recorded in 2011 was primarily due to the reversal of the valuation allowances against our net deferred tax assets as a result of our determination that future earnings would be sufficient to allow us to fully utilize our net deferred tax assets.  The net income tax benefit of $5,254,000 recorded in 2011 consists of approximately $18,180,000 in benefit related to reversal of valuation reserve against our deferred tax assets, offset by approximately $12,926,000 of tax provision on current year income before income taxes.  In the prior year period, our tax provision was related to required minimum state tax payments.

     In the nine months ended September 30, 2011, we recorded net income of $37,280,000, compared to a net loss of $1,923,000 in the corresponding prior year period.  The net income increase of $39,203,000 was due to a variety of factors, including increased revenues and margins from our core segments, the $13,380,000 gain we recognized in the current year period from the Joint Venture Company’s sale of its ANDAs to Pfizer, and the $5,254,000 tax benefit described above.  In addition, the prior year results included $8,881,000 of non-operating expense related to fair value adjustments to the Kapoor Warrants, while the current year results included no similar expense.

FINANCIAL CONDITION AND LIQUIDITY

Overview

Cash Flows  -  Nine Months Ended September 30, 2011

     During the nine-month period ended September 30, 2011, we generated $15,978,000 in cash from operations, primarily due to net income of $37,280,000 and non-cash expenses such as depreciation and stock compensation expense totaling $10,424,000, and an increase in trade accounts payable of $4,828,000, partially offset by $14,530,000 in non-cash equity in earnings of the Joint Venture Company, a $7,980,000 increase in accounts receivable, an $8,164,000 increase in inventories and a $6,688,000 net increase in deferred tax assets.  The increase in net deferred tax assets was due to our reversal in the quarter ended September 30, 2011 of the valuation allowances against our net deferred tax assets, following our determination that projected future cash flows would be sufficient to allow full utilization of these deferred tax assets.

     Net cash used in investing activities was $48,655,000 during the nine months ended September 30, 2011, including $26,734,000 in cash payments related to our acquisition of AVR, $10,000,000 used to acquire a minority stake of just below 20% in Aciex, $10,124,000 for the purchase of property, plant and equipment, primarily related to the expansion project at our Somerset, New Jersey manufacturing plant, and $5,678,000 used to acquire NDA and ANDA rights to various pharmaceutical products, all partially offset by $3,881,000 in cash received in distributions from the Joint Venture Company.

     Financing activities generated $117,662,000 in cash during the nine months ended September 30, 2011, primarily related to the $120,000,000 in proceeds from issuance of the Notes less associated financing fees of $4,683,000.  Warrant exercises and proceeds under employee stock plans contributed the remaining $2,345,000 to financing cash flows.

Cash Flows  -  Nine Months Ended September 30, 2010

    During the nine months ended September 30, 2010, operating activities generated $7,097,000 in positive operating cash flows. During the period, we reported a net loss of $1,923,000, but this net loss included $14,246,000 of non-cash expenses, the largest of which being an $8,881,000 expense related to the change in fair value of the Kapoor Warrants.  Operating cash flows were negatively affected by a $2,534,000 increase in accounts receivable and a $4,934,000 increase in inventory, both of which were primarily related to our revenue growth in the current year period, as well as $1,500,000 paid in a scheduled installment under the MBL Settlement Agreement.  These items were partially offset by a $2,253,000 increase in accounts payable.

     Investing activities used $1,537,000 in cash during the nine months ended September 30, 2010, consisting of $2,644,000 in cash used for the purchase of depreciable assets, principally equipment used in manufacturing and R&D activities, partially offset by $1,107,000 in cash received in capital distributions from the Joint Venture Company.

     Financing activities provided us with $2,321,000 during the nine months ended September 30, 2010.  We generated net cash proceeds of $4,969,000 from a private placement of stock with, and subsequent warrant exercise by, Serum Institute of India Ltd. (“Serum”), plus $352,000 from employee stock plans.  These cash inflows were partially offset by $3,000,000 used to pay off the outstanding balance on our credit agreement with EJ Funds.

Stock and Warrant Offering – March 2010

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

     As of September 30, 2011, we had $126,608,000 in cash and cash equivalents.  We believe that our current cash on hand and operating cash flows will be sufficient to meet our cash needs for the foreseeable future.

Convertible Notes

     On June 1, 2011, we completed our offering of $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”), which includes $20,000,000 of Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by our indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115,317,000, after deducting underwriting fees and other related expenses.

     The Notes have a maturity date of June 1, 2016 and pay interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.  The Notes are convertible into our common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of Notes.  The conversion price is subject to adjustment for certain events described in the Indenture, including certain corporate transactions which will increase the conversion rate and decrease the conversion price for a holder that elects to convert its Notes in connection with such corporate transaction.

      The Notes may be converted at any time prior to the close of business on the business day immediately preceding December 1, 2015 only  under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2011, if the closing sale price of the our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes per $1,000 principal amount of Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2015 until the close of business on the business day immediately preceding the stated maturity date, holders may surrender all or any portion of their Notes for conversion at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, at our option, cash, shares of our common stock, or a combination thereof.  We may not redeem the Notes prior to the maturity date.  If a fundamental change (as defined in the Indenture) occurs prior to the stated maturity date, holders may require us the purchase for cash all or a portion of their Notes.

For the three and nine months ended September 30, 2011, we recorded the following expenses in relation to the Notes (in thousands):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Interest expense at 3.50% coupon rate	$1,050	$1,400
Debt discount amortization	909	1,195
Deferred financing cost amortization	165	216
	$2,124	$2,811

Credit Facility

Bank of America Credit Facility

     On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “BOA Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “BOA Lenders”) through which we obtained a $20,000,000 revolving line of credit (the “Facility”), which includes a $2,000,000 letter of credit facility.  We may request expansion of the Facility from time to time in increments of at least $5,000,000 up to a maximum commitment of $35,000,000, so long as no default or event of default has occurred and is continuing.  The facility matures in March 2016.  We may early terminate the BOA Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.

    Under the terms of the BOA Credit Agreement, amounts outstanding will bear interest at our election at (a) LIBOR or (b) the bank’s Base Rate (which is the greatest of: (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.0%), plus an applicable margin, which margin is based on the consolidated fixed charge coverage ratio of Akorn, Inc. and its subsidiaries from time to time. Additionally, the Borrowers will pay an unused line fee of 0.250% per annum on the unused portion of the Facility.  Interest and unused line fees will be accrued and paid monthly.  In addition, with respect to any letters of credit that may be issued, the Borrowers will pay: (i) a fee equal to the applicable margin times the average amount of outstanding letters of credit, (ii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit, and (iii) any additional fees incurred by the applicable issuer in connection with issuing the letter of credit.  During an event of default, any interest or fees payable will be increased by 2% per annum.

     Availability under the revolving credit line is equal to the lesser of (a) $20,000,000 reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in accordance with the terms of the BOA Credit Agreement) determined by reference to the value of the Borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter.

     Obligations under the BOA Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each of our domestic subsidiaries and 65% of their respective equity interests in any foreign subsidiaries. The BOA Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the BOA Credit Agreement is less than 15% of the aggregate BOA Lenders’ commitments under the BOA Credit Agreement.  During the term of the agreement, we must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

EJ Funds Credit Facility

On January 7, 2009, we entered into a Credit Agreement (the “GE/EJ Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the GE/EJ Credit Agreement was subsequently assigned to EJ Funds LP.)  Pursuant to the GE/EJ Credit Agreement, the Lenders agreed to extend loans to us under a revolving credit facility up to an aggregate principal amount of $25,000,000 (the “Credit Facility”). The Credit Facility was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the GE/EJ Credit Agreement.  We elected to early terminate the GE/EJ Credit Agreement on June 17, 2011.  We had not borrowed against the Credit Facility since the first quarter of 2010.  A more detailed timeline of events regarding the GE Credit Agreement follows.

On February 19, 2009, GE Capital informed us that it was applying a reserve against availability which effectively restricted our borrowings under the GE/EJ Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620. GE Capital advised that it had applied this reserve due to concerns about financial performance, including our prospective compliance with certain covenants in the GE/EJ Credit Agreement for the quarter ended March 31, 2009.

On March 31, 2009, we consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE Capital’s rights and obligations under the GE/EJ Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the GE/EJ Credit Agreement.  Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.

In connection with the Assignment, on April 13, 2009, we entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the GE/EJ Credit Agreement to $5,650,000, and (ii) set the interest rate for all amounts outstanding under the GE/EJ Credit Agreement at an annual rate of 10% with interest payable monthly.  The Modification Agreement also granted EJ Funds the right to require us to nominate two directors to serve on our Board of Directors. The Kapoor Trust is entitled to require us to nominate a third director under our Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, we agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the GE/EJ Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

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

On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on our Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. In consideration of this amendment, EJ Funds was granted a warrant to acquire 1,650,806 shares of our common stock at $1.16 per share, the closing market price on August 14, 2009 (the “Restatement Warrants”).  The estimated fair value of the Restatement Warrants, using a Black-Scholes valuation model, was $1,238,000 on the date of grant.  The Credit Facility was secured by our assets and was not subject to debt covenants until April 1, 2010.

On January 13, 2010, the parties entered into an amendment to the GE/EJ Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a limit on capital expenditures of $7,500,000 in 2010, $5,000,000 in 2011, and $5,000,000 in 2012 and (2) a requirement to have positive liquidity throughout the life of the GE/EJ Credit Agreement.  Positive liquidity is defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.  The capital expenditures limit allowed that any unused portion from one year may be carried over and added to the next year’s limit.

     On January 27, 2011, EJ Funds and the Company signed a Waiver and Consent that waived our obligation to comply with the capital expenditure limit for 2011.

     On June 17, 2011, we elected to early terminate our $10,000,000 revolving GE/EJ Credit Agreement with EJ Funds.  We had not borrowed against the GE/EJ Credit Agreement since repaying its outstanding balance in the first quarter of 2010.  Upon terminating the GE/EJ Credit Agreement, we expensed $1,187,000 in remaining unamortized deferred financing costs related to the GE/EJ Credit Agreement.  We incurred no fees or penalties related to the early termination of the GE/EJ Credit Agreement.

Subordinated Note Payable

     On July 28, 2008, we borrowed $5,000,000 from the Kapoor Trust dated September 20, 1989, the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Chairman of our Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Note (the “Subordinated Note”). The Subordinated Note accrued interest at a rate of 15% per year and was due and payable on July 28, 2009.  On August 17, 2009, the Subordinated Note was refinanced, with the principal amount increased to $5,853,267 to include interest accrued through August 16, 2009, and the term of the Subordinated Note extended by an additional five years to August 17, 2014.  The interest rate remained unchanged at 15% per year, and interest on the refinanced note was payable monthly. As part of this refinancing agreement, we issued to the Kapoor Trust an additional 2,099,935 warrants (the “Subordinated Note Warrants”) to purchase our common stock at an exercise price of $1.16, the closing price of the our stock on August 14, 2009. The fair value of these warrants on August 17, 2009, as calculated using a Black-Scholes valuation model, was $1,575,000.  This amount, along with $28,000 in legal fees, was capitalized as deferred financing costs and was being amortized over the term of the subordinated debt.

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
We have no material foreign exchange risk from our current operations.  Foreign sales are immaterial to our total sales and are primarily transacted in U.S. dollars.  Our cash and debt is entirely denominated in U.S. currency.

The initial purchase price of approximately $52,000,000 associated with our Business Transfer Agreement with KDIL is denominated in Indian rupees, exposing us to foreign exchange risk from the date of signing, October 6, 2011, to the date the Business Transfer Agreement closes, which is expected to occur approximately 90 days thereafter.  To mitigate our foreign exchange risk, on October 18, 2011 we entered into a Price Protection Agreement as a hedge against future unfavorable changes to the conversion rate between Indian Rupees and U.S. Dollars during the period between signing and closing, The Price Protection Agreement has a term of 90 days and insures the Company for a notional amount of $50,000,000 against a decline in the exchange rate below INR47.00:USD1.00.  On the date the Price Protection Agreement was signed, the exchange rate was approximately INR49.39:USD1.00 and on the date we entered into the Business Transfer Agreement, the exchange rate was approximately INR49.35:USD1.00.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

     In the fiscal quarter ended September 30, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     In June 2011, we issued $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”).  If we do not generate sufficient operating cash flows and cannot obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our interest payment obligations when those obligations are due.  If a fundamental change occurs, holders of the Notes may require us to purchase their Notes.  If we fail to repurchase the Notes when required, we will be in default under the indenture that governs the Notes.

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
2.1
Business Transfer Agreement dated as October 6, 2011 among Akorn, Inc., Akorn India Private Limited, Kilitch Drugs (India) Limited (“KDIL”), and members of the promoter group of KDIL, incorporated by reference to Exhibit 2.1 to Akorn, Inc’s report on Form 8-K filed on October 6, 2011. (Schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulations S-K).

10.1
Loan and Security Agreement dated as of October 7, 2011 among Akorn, Inc., a Louisiana corporation, and its domestic subsidiaries, with certain financial institutions as lenders (“Lenders”), and Bank of America, N.A. as agent (“Agent”) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn, Inc’s report on Form 8-K filed on October 13, 2011.

10.2*	Series A-2 Preferred Stock Purchase Agreement dated as of August 1, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc.

10.3*	Amendment #1 to Series A-2 Preferred Stock Purchase Agreement dated as of September 30, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc.

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer

Date: November 9, 2011