Form 10-K
period 2011-12-31
AKORN INC
filed 2012-03-15
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2011 was approximately $421,983,000 based on the closing market price of $7.00 reported on the Nasdaq Stock Market LLC.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 12, 2012 was 95,021,831.

Documents incorporated by reference: Definitive Proxy Statement for the 2012 Annual Meeting incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Forward-Looking Statements and Factors Affecting Future Results

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, belief or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

●	Our ability to continue to comply with all of the requirements of the Food and Drug Administration, including current Good Manufacturing Practices regulations;

●	Our ability to obtain additional funding or financing to operate and grow our business;

●	The effects of federal, state and other governmental regulation on our business;

●	Our ability to obtain and maintain regulatory approvals for our products;

●	Our success in developing, manufacturing, acquiring and marketing new products;

●	Our ability to generate cash from operations sufficient to meet our working capital requirements;

●	The success of our strategic partnerships for the development and marketing of new products;

●	Our ability to bring new products to market and the effects of sales of such products on our financial results;

●	Our ability to successfully integrate acquired businesses and products;

●	The effects of competition from other generic pharmaceuticals and from other pharmaceutical companies;

●	Availability of raw materials needed to produce our products; and

●	Other factors referred to in this Form 10-K and our other Securities and Exchange Commission filings.

See “Item 1A. Risk Factors”. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business

We manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  In addition, we have marketed and distributed vaccines purchased from outside sources. Our customers include physicians, optometrists, hospitals, wholesalers, group purchasing organizations, retail pharmacy chains and other pharmaceutical companies. Akorn, Inc. is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area.  We operate pharmaceutical manufacturing facilities in Decatur, Illinois and Somerset, New Jersey, an R&D center in Skokie, Illinois and a distribution warehouse in Gurnee, Illinois.  As of February 28, 2012, we also own and operate a manufacturing complex in Paonta Sahib, Himachal Pradesh, India through our wholly-owned subsidiary, Akorn India Private Limited.  This business currently manufactures pharmaceutical products for contract customers in India and manufactures various products for export to non-U.S. markets.

In this annual report, we have reported results for four operating segments:  ophthalmic; hospital drugs & injectables; contract services; and biologics & vaccines.  These four segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 8. Financial Statements and Supplementary Data, Note M — “Segment Information.”

Three of these segments – ophthalmic, hospital drugs & injectables, and contract services – have been identified and reported in each quarterly period during the three years ended December 31, 2011.  The biologics & vaccines segment was reported for each quarterly period during 2009 and the first quarter of 2010.  During the fourth quarter of 2009, we reached the strategic decision to exit the biologics & vaccines segment and did so toward the end of the first quarter of 2010.

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

We also market a line of over-the-counter (“OTC”) dry eye and other eye health products principally under the TheraTears® brand name.  These products are sold through major chain drug stores and big box retailers, as well as directly to optometrists, ophthalmologists and other eye care practitioners and clinics.

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

Biologics & Vaccines Segment. We marketed adult Td vaccines during 2009 and the first quarter of 2010, as well as flu vaccines during 2009. These vaccines were marketed directly to hospitals and physicians as well as through wholesalers and national distributors.  In the fourth quarter of 2009, the strategic decision was made to exit this segment, and we exited the biologics & vaccines segment in the first quarter of 2010.

Manufacturing. We operate domestic manufacturing facilities located in Decatur, Illinois and Somerset, New Jersey. (See Item 2. Properties, for more information.) Through our two manufacturing facilities, we manufacture a diverse group of sterile pharmaceutical products, including dye products, liquid injectables, lyophilized injectables, gels, and ophthalmic solutions and ointments for our ophthalmic, hospital drugs & injectables and contract services segments. Our Somerset facility manufactures ophthalmic solutions and ointment products for our ophthalmic and contract services segments, and gels for our hospital drugs & injectables segment. Our Decatur manufacturing facility manufactures dye products, liquid injectables, lyophilized injectables and ophthalmic solutions for our ophthalmic, hospital drugs & injectables and contract services segments.

As of February 28, 2012, we own and operate a foreign manufacturing complex in Paonta Sahib, Himachal Pradesh, India.  This plant currently manufactures liquid general pharmaceutical injectables, and injectable and oral cephalosporins, sterile injectable carbapenem and hormone products and is being expanded to allow for production of oncology products as well.  The Paonta Sahib plant currently manufactures product for Indian contract customers and for export to African, Asian and other unregulated markets.  It is our intention to seek U.S. Food and Drug Administration (“FDA”) approval and other international regulatory approvals so that this facility can manufacture product for export to the U.S. and other regulated markets.

Sales and Marketing. We rely on our sales and marketing teams to help us maintain and, where possible, increase our market share in our predominantly non-proprietary product offering.  We have a three-tiered sales organization focused on our hospital drugs & injectables segment and our ophthalmic segment, which consists of (1) outside sales; (2) inside sales and customer service; and (3) national accounts sales. Outside sales representatives sell ophthalmic products directly to retinal surgeons and ophthalmologists, and sell hospital drugs & injectables directly to local hospitals to support compliance and pull through against group purchasing organization contracts. Inside sales and customer service augment our outside sales team in the sale of ophthalmic and hospital drugs & injectables products in markets where outside sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, retail pharmacy chains and group purchasing organizations that represent hospitals in the United States.  To support our contract services segment, we have a separate team that focuses on marketing our contract manufacturing capabilities through direct mail, trade shows and direct industry contacts.

Research and Development (“R&D”).  In February 2010, we opened a new R&D facility at the Illinois Science and Technology Park in Skokie, Illinois.  The majority of our internal product development activities take place at this facility, with a smaller subset occurring at our manufacturing plant in Somerset, NJ.  Our manufacturing plants in Decatur, IL and Somerset, NJ provide support for the latter phases of product development.  In addition, we continue to work with strategic partners for the external development of certain products.  We believe that having our own centralized and dedicated R&D facility allows us to significantly increase the size of our product pipeline as well as shorten the time from project start to filing for approval with the FDA. As of December 31, 2011, we had 31 full-time employees directly involved in product research and development activities.

Research and development costs are expensed as incurred. Such costs amounted to $11.6 million, $7.0 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, and includes both internal R&D expenses and milestone fees paid to our strategic partners.  Our strategic partnerships are discussed further in “Business Development.”

We received one Abbreviated New Drug Application (“ANDA”) product approval from the FDA in 2011 and four in 2010.  During 2011, we submitted 22 new ANDA filings to the FDA, increasing to 31 the number of our ANDA product filings currently under review by the FDA Office of Generic Drugs: 22 from internal development and nine from various strategic agreements with other external partners. In most but not all instances, we own, or will own, the ANDAs that are produced by our strategic partnerships. We plan to continue to file ANDAs on a regular basis in anticipation of selected pharmaceutical products coming off patent, thereby allowing us to compete by marketing generic equivalents. For more information, see “Government Regulation”.

No assurance can be given as to: (1) whether we will file New Drug Applications (“NDAs”) or ANDAs when anticipated; (2) whether or when such ANDAs will be approved by the FDA; (3) whether or not we will ultimately develop marketable products based on any filings we do make; (4) the actual size of the market for any such products, or (5) whether our participation in such market would be profitable. See “Government Regulation” and Item 1A. Risk Factors – “Our growth depends on our ability to timely develop additional pharmaceutical products and manufacturing capabilities”.

Mergers and Acquisitions. We actively seek to expand and enhance our business through strategic acquisitions.  We may seek to acquire ANDAs and NDAs from other pharma companies, or pursue acquisition of independent businesses that we believe complement our existing business and provide us opportunities for growth.  During 2011 and early 2012, we completed three significant acquisitions.

On May 3, 2011, we acquired AVR Business Trust and its subsidiaries, Advanced Vision Research, Inc. and Advanced Vision Pharmaceuticals, LLC (collectively, "AVR") for $26.0 million in cash.  AVR is a developer and marketer of a line of OTC eye care products marketed primarily under the TheraTears® brand name.  Their products are carried by major drug retailers throughout the United States, as well as being marketed in various foreign countries.

On December 22, 2011, we acquired three NDAs from H. Lundbeck A/S (“Lundbeck”). On the date of closing, Akorn made an initial payment of $45 million and will likely owe a subsequent milestone payment of $15 million in cash on the third anniversary of the closing date.  The initial purchase price and the subsequent milestone payment are subject to a reduction if certain sales targets are not met in the first three years and the subsequent three years post closing. The acquired portfolio consists of Nembutal®, a Schedule II controlled drug, Diuril® and Cogentin®. In addition, we signed a transition services agreement with Lundbeck to ensure product availability, and separately paid approximately $4.6 million for Lundbeck’s existing inventory of the three acquired products.  This acquisition provided us with three branded, hospital injectables to add to our portfolio.

On February 28, 2012, subsequent to the end of our 2011 fiscal year, we closed on our acquisition of selected assets of Kilitch Drugs (India) Limited (“Kilitch”).  The acquisition was pursuant to a Business Transfer Agreement (“BTA”) between our subsidiary, Akorn India Private Limited, and Kilitch signed on October 6, 2011.  We paid $59.9 million in cash at closing, which includes $1.8 million in transaction-related taxes and duties, and may owe additional consideration of approximately $4.0 million.  The primary assets acquired were Kilitch’s pharmaceutical manufacturing complex in Paonta Sahib, Himachal Pradesh, India and its ongoing book of business.  Also acquired pursuant to the BTA were selected assets of NBZ Pharma Limited, a company affiliated with Kilitch, from which the Company acquired the rights to manufacture and distribute certain pharmaceuticals products.  The Paonta Sahib plant currently manufactures pharmaceutical products primarily for contract customers in India and for export to unregulated markets.  The Company’s plan is for this manufacturing plant to obtain FDA and other international certification so that it can manufacture product for export to the U.S. and other regulated markets.

Business Development.  In additional to our internal research and development, we also maintain a business development program that identifies potential product acquisition or product licensing opportunities. We have strategically focused our business development efforts on products that complement our existing product lines and are expected to have few competitors.

In 2004, we entered into a 50/50 strategic partnership with Strides Arcolab Limited (“Strides”) in a new company named Akorn-Strides LLC (the “Joint Venture Company”) for the development and marketing of a number of injectable ANDA products for the hospital and alternate site markets in the United States.  Each partner funded the Joint Venture Company with $1,500,000 for initial development projects. See Item 8. Financial Statements and Supplementary Data, Note P – “Business Alliances” for more information.  Strides was responsible for developing, manufacturing and supplying the injectable products, while Akorn was responsible for sales and marketing of these products within the United States.  The Joint Venture Company launched its first products in the second half of 2008.  To supplement Strides’ manufacturing capabilities, during 2010 Akorn began manufacturing one Joint Venture Company product in our Decatur, Illinois plant.  The Joint Venture Company product pipeline was limited to those products identified at the founding of the Joint Venture Company and placed into development shortly thereafter.  For the years 2011, 2010 and 2009, the Joint Venture Company generated net sales of $6.4 million, $16.3 million and $10.9 million, respectively.

On December 29, 2010, the Joint Venture Company entered into a purchase agreement with Pfizer, Inc. (“Pfizer”) to sell all of its ANDAs to Pfizer for a purchase price of $63.2 million (the “Pfizer Sale Agreement”).  Ownership of dormant products and those in development transferred as of the purchase date, while ownership of the actively-marketed ANDAs transferred in the second quarter of 2011.  Pursuant to the terms of the Pfizer Sale Agreement, the Joint Venture Company was allowed to sell its actively-marketed ANDA products through April 30, 2011.  Subsequent agreement between the parties allowed for the continued sale of one product into June 2011.  We recognized $34.9 million in pre-tax income related to the Pfizer Sale Agreement, of which $21.5 million was recognized in the fourth quarter of 2010 and $13.4 million was recognized in the second quarter of 2011.

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

We were unable to make a payment of approximately $3.4 million for Td vaccine products that was due to MBL by February 27, 2009 under our MBL Distribution Agreement.  While we made a partial payment of $1.0 million to MBL on March 13, 2009, we were also unable to make another payment of approximately $3,375,000 due to MBL on March 28, 2009.  Accordingly, we entered into a letter agreement with MBL on March 27, 2009 ("MBL Letter Agreement"), pursuant to which we agreed to pay MBL the $5.8 million remaining due for these Td vaccine products plus an additional $4.8 million in consideration of the amendments to the MBL Distribution Agreement payable according to a periodic payment schedule through June 30, 2010.  In addition, pursuant to the MBL Letter Agreement, the MBL Distribution Agreement was converted to a non-exclusive agreement, we provided MBL a standby letter of credit to secure our obligation to pay amounts due to MBL, and we were released from our obligation to further purchase Td vaccine products from MBL upon providing MBL with such letter of credit.   Pursuant to the MBL Letter Agreement, MBL agreed not to declare a breach or otherwise act to terminate the MBL Distribution Agreement provided that we comply with the terms of the MBL Letter Agreement, the MBL Distribution Agreement (as amended by the MBL Letter Agreement) and any agreements required to be entered into pursuant to the MBL Letter Agreement.

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

Patents, Trademarks and Proprietary Rights.  We consider the protection of our patents, trademarks and proprietary rights important to maintaining and growing our business.  Through our acquisition in 2011, we have increased the number and importance of trademarks related to our products and product lines.  One of our acquired companies, AVR, maintains a line of OTC eye care products sold under trade names such as TheraTears® and SteriLid®, among others.  We are committed to maintaining and defending the trade names of AVR’s products, as they are important in supporting the success and growth of this business.  In addition, we maintain and defend trademarks related to a number of internally-developed products, as well as those acquired or licensed from other companies.

We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate.  As of December 31, 2011, we had received two U.S. patents which expire in 2019 and had one additional U.S. patent application pending. The importance of these patents does not vary among our business segments.

We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See Item 1A. Risk Factors — “Our patents and proprietary rights may not adequately protect our products and processes” for more information.

Employee Relations. As of December 31, 2011, we had 553 permanent, full-time employees and 11 part-time or temporary employees.  Of our total full-time employees, 272 worked at our manufacturing facilities in Decatur, Illinois, 130 worked at our manufacturing facility in Somerset, New Jersey and the remaining 151 worked in corporate support functions, either at our corporate offices in Lake Forest, Illinois, our R&D facility in Skokie, Illinois, our distribution facility in Gurnee, Illinois, or from other field-based locations. We believe we have good relations with our employees.  None of our employees is represented by a collective bargaining agreement.

Competition. The marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. Many of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A. Risk Factors — “Our industry is very competitive. Additionally, changes in technology could render our products obsolete” for more information.

The companies that compete with our ophthalmic segment include Allergan Pharmaceuticals, Inc., Novartis, Bausch & Lomb, Inc., Apotex and Sun Pharmaceuticals, among others.  The ophthalmic segment competes primarily on the basis of price and service.

The companies that compete with our hospital drugs & injectables segment include both generic and name brand companies such as Hospira, Inc., Teva Pharmaceutical Industries, Pfizer, Sagent, Novartis, APP, American Regent, Inc., Hikma and Bedford. The hospital drugs & injectables segment competes primarily on the basis of price.

Suppliers and Customers.  No supplier represented 10% or more of our purchases in 2011.  In 2010 and 2009, purchases from MBL represented 14% and 38% of our purchases, respectively.  In 2010 and 2009, MBL was our sole supplier of Td vaccine for our biologics & vaccines segment.   As discussed above, our MBL Distribution Agreement terminated on March 14, 2010 and we anticipate no future purchases of vaccine products from MBL.  Aside from MBL, no other suppliers represented 10% or more of our purchases in 2010 or 2009.

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

In 2011, 2010 and 2009, a high percentage of our sales were to the three large wholesale drug distributors noted below.  These three large wholesale drug distributors account for a large portion of our gross sales, net revenues and accounts receivable in all our business segments except for contract services. The three distributors are:

●	AmerisourceBergen Corporation (“AmerisourceBergen”);
●	Cardinal Health, Inc. (“Cardinal”); and
●	McKesson Drug Company (“McKesson”).

On a combined basis, these three wholesale drug distributors accounted for approximately 66% of our total gross sales and 63% of our net revenue in 2011, and 72% of our gross accounts receivable as of December 31, 2011. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates, promotions and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for more information).

The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2011, 2010 and 2009:

	2011			2010			2009
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
AmerisourceBergen	23%	23%	29%	24%	17%	32%	25%	21%	44%
Cardinal	27%	25%	34%	25%	17%	31%	21%	19%	21%
McKesson	16%	15%	9%	15%	11%	7%	16%	14%	6%
Combined Total	66%	63%	72%	64%	45%	70%	62%	54%	71%

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

Backorders. As of December 31, 2011, we had approximately $2.9 million of products on backorder as compared to approximately $0.5 million of backorders as of December 31, 2010. We anticipate filling all current open backorders during 2012.

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

We are subject to periodic inspections by the FDA and the DEA.  Throughout the five year period ended December 31, 2011, there have been no product interruptions associated with regulatory inspection or review activities.  The most recent inspections conducted during June 2011 at our Somerset, New Jersey plant and August 2011 at our Decatur, Illinois plant, resulted in no significant observations.

Product Recalls. There were no recalls of any of our products during 2011, 2010 or 2009.  During 2009, we recorded a net provision for product recalls of $102,000 in relation to a recall of our Cyanide Antidote Kits during 2008.  This recall was initiated when we were notified by the manufacturer of a syringe contained within the kit that the syringe was being recalled.  The recall of our Cyanide Antidote Kits resulted in no patient impact and no shortage of product supply in the marketplace.

DEA Regulation. We also manufacture and distribute several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product.  There were no DEA citations issued to us in 2011, 2010 or 2009.

Environment. We do not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Foreign Sales. During 2011, 2010 and 2009, approximately $5.3 million, $1.1 million and $0.8 million of our net revenue, respectively, was related to sales to customers in foreign countries.  The increase in 2011 over the prior two years was due to a large order for one injectable Akorn product, and international sales of TheraTears® products following our acquisition of AVR in early May 2011.  Our foreign sales are expected to increase as a result of the Kilitch acquisition.

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

Government Contracts. None of our business segments is generally subject to renegotiation of profits or termination of contracts at the election of the Federal government.

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

A small number of large wholesale drug distributors account for a significant portion of our gross sales, net revenues and accounts receivable. The following three wholesalers – AmerisourceBergen, Cardinal and McKesson – accounted for approximately 66% of total gross sales and 63% of total net revenues in 2011, and 72% of gross trade receivables as of December 31, 2011. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations. A change in purchasing patterns or inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more distributors also could have a material negative impact on our revenue, results of operations and cash flows.

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

We must obtain approval from the FDA for each pharmaceutical product that we market which requires a regulatory submission. The FDA approval process is typically lengthy, and approval is never certain. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies or impose other post-marketing obligations.

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

A limited number of products we market are non-application drugs that are manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed by industry prior to the 1962 Amendment of the FDC Act. These products have routinely been disclosed to FDA by Akorn.  The regulatory status of these products is subject to change and/or challenge by the FDA, which could establish new standards and limitations for manufacturing and marketing of such products, or challenge the evidence of prior manufacturing and marketing upon which grandfathering status is based. Any such change in the status of such product could have a material adverse effect on our business, financial condition and results of operations.

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

We may not achieve the anticipated benefits from our acquisitions and may face difficulties in integrating them, which could adversely affect our operating results, increase costs and place a significant strain on our management.

       If we fail to manage the integration of our domestic and international acquisitions and achieve expected synergies, our business could be disrupted and our operating results could be negatively impacted.  The operating success of both our domestic and international acquisitions involves the integration of products, processes and personnel into our existing model.  In addition, the integration of international acquisitions requires both establishing and training a local management team and overseeing the operations remotely, and can involve cultural, monetary and systems challenges.  Our personnel, systems, procedures, or controls may not be adequate to support both our ongoing business and the acquired businesses.  If our newly-acquired businesses require a disproportionate share of our resources and management’s attention, our overall financial results may suffer.

We may not generate cash flow sufficient to pay interest on our outstanding convertible senior notes or repurchase the notes upon a fundamental change.

In June 2011, we issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”).  The Notes require us to make semi-annual coupon interest payments of $2.1 million on June 1 and December 1 of each year until the Notes mature on June 1, 2016.  If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our interest payment obligations when those obligations are due.  If a fundamental change (as defined in the Indenture) occurs, holders of the Notes may require us to repurchase their Notes.  If we fail to repurchase the Notes when required, we will be in default under the indenture that governs the Notes.
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

       We are party to a revolving Credit Agreement with Bank of America, N.A., (the “Agent”) and other financial institutions (collectively with the Agent, the “BoA Lenders”) through which we obtained a $20.0 million revolving line of credit (the “BoA Credit Facility”), which includes a $2.0 million letter of credit facility.  We may request expansion of the BoA Credit Facility from time to time in increments of at least $5.0 million up to a maximum commitment of $35.0 million, so long as no default or event of default has occurred and is continuing.  The facility matures in March 2016.  We may early terminate the BoA Lenders’ commitments under the BoA Credit Facility upon 90 days’ notice to the Agent at any time after the first year.

Availability under the revolving credit line is equal to the lesser of (a) $20.0 million reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in accordance with the terms of the credit agreement) determined by reference to the value of the Borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter.  The BoA Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the BoA Credit Agreement is less than 15% of the aggregate BoA Lenders’ commitments under the BoA Credit Agreement.  During the term of the agreement, we must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.  Should we fail to maintain compliance with these covenants, availability under the Credit Agreement could be restricted which would negatively impact our liquidity and may require us to seek additional sources of capital in order to maintain our continuing operations or to fund growth opportunities.

Our growth and profitability is dependent on our ability to successfully utilize our existing cash reserves and operating cash flows to complete strategic acquisitions or to identify, acquire or develop, new product to market and distribute.

We continue to seek growth opportunities, either by completing strategic acquisitions or by developing and introducing new pharmaceutical products. Continued improvement in our financial performance is dependent on our ability to introduce new products on an ongoing basis, whether developed internally or by third party partners, or acquired from other companies.  Any delays or an inability to successfully identify suitable acquisition targets, or acquire or develop, and market and distribute new products may result in adverse financial consequences to our business.

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

       We rely on external third parties to manufacture certain of the products we sell.  Currently, this risk is limited to a few Akorn and AVR products.  However, we expect this risk to become more significant as we receive approvals for new products to be manufactured through our strategic partnerships and as we seek additional growth opportunities beyond the capacity and capabilities of our two domestic manufacturing facilities.  If we are unable to obtain or retain third-party manufacturers for these products on commercially acceptable terms, we may not be able to distribute such products as planned.  Further, no assurance can be given that the manufacturers we use will be able to provide us with sufficient quantities of our products to meet our needs or that the products supplied to us will meet our specifications.  Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The Chairman of our Board of Directors is subject to conflicts of interest, and through his stock ownership and position as Chairman has substantial influence over our business strategies and policies.

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

Dr. Kapoor owns, directly and indirectly, a substantial portion of our outstanding voting common stock.  As a result, Dr. Kapoor can strongly influence, and potentially control, the outcome of our corporate actions, including the election of our directors and transactions involving a change of control.  Decisions made by Dr. Kapoor with respect to his and his related parties’ ownership or trading of our common stock could have an adverse effect on the market value of our common stock and an adverse effect on our business.

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

Our general business strategy may be adversely affected by general economic conditions, a volatile business environment and continued unpredictable and unstable market conditions. If equity and credit market conditions prove unfavorable, we may have difficulty obtaining desired debt or equity financing, or obtaining such financing may be more difficult, more costly, and more dilutive. A prolonged or profound economic downturn could result in adverse changes to product reimbursement, pricing or sales levels, which would harm our operating results. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and general economic conditions.

We may implement product recalls and could be exposed to significant product liability claims; we may have to pay significant amounts to those harmed and may suffer from adverse publicity as a result.

The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products, or items within our products, may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. We were prompted to initiate one product recall of our Cyanide Antidote Kit during 2008, due to the third quarter recall notification by BD, of their 60ml syringe.  This syringe is included as part of a packaged kit along with drug components manufactured and sourced by us, to support the Cyanide Antidote Kit.  Our recall of the Cyanide Antidote Kit was necessitated by the BD recall, and has resulted in no patient impact and no shortage of product supply to the marketplace.  Our supporting efforts were reviewed by the FDA, as part of our due diligence in apprising the FDA of our reaction to the BD recall.  There were no product recalls in 2011, 2010 or 2009.

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

Further, virtually all the drug products that we market are generics, with essentially no patent or proprietary rights attached.  While this fact allowed us the opportunity to develop or to purchase and obtain FDA approval to market our generic products, it also allows competing drug companies to do the same.  Should multiple additional drug companies choose to develop and market the same generic products that we actively market, our profit margins could decline, which would have a material adverse effect on our business, financial condition and results of operations.

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

Exercise of warrants and options, or issuance of shares pursuant to our convertible debt, may have a substantial dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise or conversion of any warrants or stock options is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2011, holders of our outstanding warrants and options would receive 16,591,751 shares of our common stock at a weighted average exercise price of $2.13 per share. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock which may result in substantial dilution of the existing ownership interests of our common shareholders.

Our earnings will be diluted if the average closing price of our common stock exceeds the Conversion Price (currently $8.76 per share) on our convertible Notes.  In addition, the Notes become convertible if the closing trading price of our common stock exceeds 130% of the Conversion Price for 20 of the last 30 trading days of any calendar quarter through the remaining term of the Notes.  If the Notes become convertible and are surrendered for conversion, we have the option of satisfying all or a portion of our obligation in shares of our common stock, which could result in substantial dilution of the existing ownership interests of our common shareholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own two facilities in Decatur, Illinois.  The Wyckles Road facility consists of 76,000 square feet, located on 15 acres of land, and is used for packaging, warehousing, distribution, and office space.  The Grand Avenue facility is a 65,000 square-foot manufacturing facility. Our Decatur facilities support our ophthalmic, hospital drugs & injectables, and contract services segments.

Our wholly-owned subsidiary, Akorn (New Jersey) Inc. leases an approximately 50,000 square-foot facility in Somerset, New Jersey pursuant to a seven-year lease agreement that commenced on August 1, 2010. The lease allows us the option to renew for up to four additional 5-year periods beyond the initial expiration date of July 31, 2017.  The Somerset facility is used for drug manufacturing, research and development and administrative activities related to our ophthalmic and hospital drugs & injectables segments.

Our current space in Decatur is considered adequate to accommodate our current manufacturing needs, and at Somerset we have expanded our manufacturing space and continue to make capital improvements to accommodate both current demand and anticipated future growth opportunities.

Our corporate headquarters and administrative offices consist of 34,000 square feet of leased space in an office building in Lake Forest, Illinois, of which 4,100 square feet has been sublet to EJ Financial, a company wholly-owned by the Chairman of our Board of Directors.  We maintain a leased space in Gurnee, Illinois, consisting of 74,000 square feet, to accommodate our product warehousing and distribution needs.  Both the Lake Forest lease and the Gurnee lease extend through March 2018.  Additionally, we have an R&D facility consisting of 8,700 square feet of leased space in the Illinois Science & Technology Park in Skokie, Illinois.  The initial term of this lease extends through January 2016.

On February 28, 2012, our wholly-owned Indian subsidiary, Akorn India Private Limited, purchased and now owns and operates approximately 245,000 square feet of pharmaceutical manufacturing, warehousing and distribution facilities situated on approxiamtely 14 acres of land in Paonta Sahib, Himachal Pradesh, India.  This facility manufactures drugs primarily for contract customers in India and for export to various unregulated world markets.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low
Year Ending December 31, 2012
1st Quarter (through March 12, 2012)	$12.93	$10.74
Year Ended December 31, 2011
4th Quarter	$11.77	$7.10
3rd Quarter	9.50	6.63
2nd Quarter	7.15	5.66
1st Quarter	6.20	4.87
Year Ended December 31, 2010
4th Quarter	$6.50	$3.86
3rd Quarter	4.07	2.80
2nd Quarter	3.31	1.36
1st Quarter	1.89	1.27

As of March 12, 2012, there were 95,021,831 shares of our common stock outstanding, held by approximately 389 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 12, 2012 was $11.80 per share.

We did not pay cash dividends in 2011, 2010 or 2009 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we may be restricted from making dividend payments pursuant to the terms of our $20.0 million revolving Loan and Security Agreement with Bank of America, N.A., and other financial institutions (see Note F, Financing Arrangements).

We did not repurchase any shares of our common stock during the fourth quarter of the fiscal year covered by this report.

EQUITY COMPENSATION PLANS

Stock Option Plan

The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by our Board of Directors on November 6, 2003 and approved by our stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options were granted and none remain outstanding as of December 31, 2011.  On March 29, 2005, our Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this plan was subsequently approved by our stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides us with the ability to grant other types of equity awards to eligible participants besides stock options. Starting on May 27, 2005, all new awards have been granted under the Amended 2003 Plan.  The aggregate number of shares of our common stock authorized to be issued pursuant to awards granted under the Amended 2003 Plan was initially set at 5,000,000.  On August 7, 2009, our shareholders voted affirmatively to increase the number of shares available for issuance under the Amended 2003 Plan to 11,000,000, and on December 29, 2011, our shareholders voted affirmatively to increase the number of available shares by another 8,000,000 to 19,000,000 in total.  Under the Amended 2003 Plan, 14,285,000 options have been granted to employees and directors, of which 4,018,000 options have been canceled or exchanged, 868,000 have been exercised and 9,399,000 remain outstanding as of December 31, 2011.  Options granted under the 2003 Stock Option Plan and the Amended 2003 Plan have exercise prices equivalent to the market value of our common stock on the date of grant and generally vest annually, one third per year on each anniversary of their grant date, and expire five years from date of grant.

On November 19, 2009, we completed a tender offer to employees (the “Option Exchange Program”) for the purpose of completing a one-for-one exchange of their existing out-of-the-money vested and unvested options for new options granted at a price per option equal to the greater of $1.34 or the closing market price of our stock on November 19, 2009.  The Option Exchange Program applied to shares granted prior to February 27, 2009 under the 2003 Stock Option Plan or the Amended 2003 Plan.  Under the terms of the Option Exchange Program, new options were issued with the same vesting schedule and life in years as the surrendered options, except that the clock on both vesting and expiration was restarted on November 19, 2009.  Accordingly, in certain cases, vested options were exchanged for unvested options.  A total of 1,637,652 options were surrendered and exchanged under the Option Exchange Program.  The grant price on the new options was $1.60 per share, the closing price of our common stock on November 19, 2009.

Employee Stock Purchase Plan

The Amended and Restated Akorn, Inc. Employee Stock Purchase Plan (the “Akorn ESPP”) permits eligible employees to acquire shares of our common stock through payroll deductions in whole percentages from 1% and 15% of base pay, at a 15% discount from the market price of our common stock, subject to an annual maximum purchase of $25,000 in market value of common stock.  A maximum of 2,000,000 shares of our common stock may be issued under the terms of the ESPP.  Shares issued under the ESPP cannot be sold until ninety days after purchase date.

The following table sets forth certain information as of December 31, 2011, with respect to compensation plans under which shares of common stock were issuable as of that date. We have no equity compensation plans that have not been approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation plans approved by security holders:
2003 Amended Plan	9,399,438	$2.89	8,148,094
Akorn ESPP (1)	—	n/a	780,799
Total	9,399,438	$2.89	8,928,893

(1)
Under the Akorn ESPP, the options are exercised and shares become issuable at the end of each calendar year.  For purposes of    the table above, shares issuable at December 31, 2011 have been treated as issued.

Item 6. Selected Financial Data

The following table sets forth selected summary historical financial data.  We have prepared this table using our consolidated financial statements for the five years ended December 31, 2011.  Our consolidated financial statements for 2011, 2010, 2009 and 2008 were audited by Ernst & Young LLP, independent registered public accounting firm, and our consolidated financial statements for 2007 were audited by BDO Seidman, LLP, independent registered public accounting firm.  This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007
(In thousands, except per share data)
Revenues	$136,920	$86,409	$75,891	$93,598	$52,895
Gross profit	79,689	42,465	15,672	26,592	11,400
Operating income (loss)	33,266	11,272	(19,512)	(7,183)	(19,815)
Interest and other non-operating income (expense)	8,040	10,704	(5,792)	(752)	650
Pretax income (loss)	41,306	21,976	(25,304)	(7,935)	(19,165)
Income tax (benefit) provision	(1,707)	152	2	4	3
Net income (loss)	$43,013	$21,824	$(25,306)	$(7,939)	$(19,168)
Weighted average shares outstanding:
Basic	94,549	92,801	90,253	89,209	87,286
Diluted	103,912	99,250	90,253	89,209	87,286
PER SHARE:
Equity, per diluted share	$1.52	$0.87	$0.43	$0.69	$0.74
Net income (loss):
Basic	0.45	0.24	(0.28)	(0.09)	(0.22)
Diluted	0.41	0.22	(0.28)	(0.09)	(0.22)

Share Price: High	11.77	6.50	2.69	8.19	8.00
Low	4.87	1.27	0.73	1.11	5.00
BALANCE SHEET DATA:
Current assets	$155,949	$73,613	$26,069	$40,746	$45,722
Net property, plant & equipment	44,389	32,731	31,473	34,223	32,262
Total assets	307,145	111,116	68,759	82,329	86,966
Current liabilities, including debt in default	28,289	21,940	21,666	18,103	21,000
Long-term obligations, less current installments	120,648	2,424	8,456	2,783	1,308
Shareholders’ equity	158,208	86,752	38,637	61,443	64,658
CASH FLOW DATA:
Cash provided by (used in) operating activities	$23,003	$12,282	$(1,038)	$(5,420)	$(24,891)
Cash (used in) provided by investing activities	(98,380)	31,555	(1,397)	(3,787)	(2,184)
Cash provided by (used in) financing activities	117,716	(3,831)	2,989	2,322	13,205
Increase/(decrease) in cash and cash equivalents	42,339	40,006	554	(6,885)	(13,870)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       We manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.   We manufacture and/or offer products in various specialty areas, including ophthalmology, antidotes, anti-infectives, controlled substances for pain management and anesthesia, and vaccines, among others.  We also manufacture and market a line of over-the-counter dry eye and eye health products under the brand name TheraTears®.

       We have four identified operating segments, three of which are active and one of which was exited early in 2010:

Active segments:
▪	Ophthalmic – sales of diagnostic and therapeutic ophthalmic drugs and over-the-counter eye care products
▪	Hospital Drugs & Injectables – sales of diagnostic and therapeutic injectables and other hospital drugs
▪	Contract Services – sales of various drugs that we manufacture for others to be sold under their own brand names

Segment terminated in the quarter ended March 31, 2010:
▪	Biologics & Vaccines – sales of vaccines purchased from outside sources

       While 2010 was a turn-around year for Akorn, the year 2011 was a year of growth, marked by acquisitions, increases in sales and profitability, and new financing initiatives.

 Acquisitions:
       In May 2011, we completed the acquisition of Advanced Vision Research, Inc. (“AVR”).  This acquisition provided us entry into the retail eye care marked though AVR’s TheraTears® branded line of products.  In December 2011, we acquired three branded, off-patent drugs from H. Lundbeck A/S (“Lundbeck”).  These products have a stable market presence and are expected to be immediately accretive to earnings.  During the year, we also acquired four additional products from other sellers.

       In addition to these acquisitions, in October 2011 we signed an agreement to acquire the business assets and principal manufacturing plant of Kilitch Drugs (India) Limited (“Kilitch”), and closed on this acquisition on February 28, 2012.  The manufacturing plant we acquired in Paonta Sahib, India is currently manufacturing product strictly for the Indian and other unregulated markets, but was designed with future FDA approval in mind and is expected to ultimately provide us with additional manufacturing capacity for products we sell in the United States and other regulated markets.

Financing Initiatives:
Effective June 1, 2011, we closed on a $120.0 million offering of 3.50% Convertible Senior Notes due 2016, providing us with capital to pursue a number of growth initiatives.  Subsequent to closing this offering, on October 7, 2011 we entered into a Loan and Security Agreement with Bank of America, N.A. to establish a $20.0 million revolving credit facility to supplement our convertible debt financing.  The Bank of America facility essentially replaced our previous credit facility with EJ Funds, a company controlled by our Chairman.

Internal Growth:
       Our revenue grew by 58.5%, from $86.4 million in 2010 to $136.9 million in 2011.  While a significant portion of this increase was related to acquisitions, we also saw a sizeable increase in our continuing business.  This increase was due to a combination of increased sales volumes and selected price increases for a number of products, and re-launches of a number of products that had been dormant.  To pave the way for future revenue growth, we continue to invest in our R&D efforts, evidenced by the 22 new ANDA applications we filed with the FDA during 2011.

RESULTS OF OPERATIONS

For the years 2011, 2010 and 2009, we have identified and reported operating results for four distinct business segments:  Ophthalmic; Hospital drugs & injectables; Contract services; and Biologics & vaccines. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, is our CEO.  Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information.  We exited the Biologics & vaccines segment in the first quarter of 2010.

The following table sets forth amounts and percentages of total revenue for certain items from our Consolidated Statements of Operations and our segment reporting information for the years ended December 31, 2011, 2010 and 2009 (dollar amounts in thousands):

	2011		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Ophthalmic	$68,591	50.1%	$32,750	37.9%	$20,169	26.6%
Hospital drugs & injectables	55,077	40.2%	28,872	33.4%	16,456	21.7%
Contract services	13,252	9.7%	19,606	22.7%	8,155	10.7%
Biologics & vaccines	—	—%	5,181	6.0%	31,111	41.0%
Total revenues	136,920	100.0%	86,409	100.0%	75,891	100.0%
Gross profit and gross margin percentage:
Ophthalmic	43,054	62.8%	19,453	59.4%	5,135	25.5%
Hospital drugs & injectables	30,057	54.6%	13,706	47.5%	2,744	16.7%
Contract services	6,578	49.6%	7,244	36.9%	1,304	16.0%
Biologics & vaccines	—	—%	2,062	39.8%	6,489	20.9%
Total gross profit	79,689	58.2%	42,465	49.1%	15,672	20.7%
Operating expenses:
Selling, general & administrative expenses	33,135	24.2%	22,721	26.3%	22,843	30.1%
Research and development expenses	11,555	8.4%	6,975	8.1%	4,764	6.3%
Amortization & write-down of intangibles	1,733	1.3%	1,497	1.7%	1,648	2.2%
Supply agreement termination expense	—	—%	—	0.0%	5,929	7.8%
Operating income (loss)	$33,266	24.3%	$11,272	13.0%	$(19,512)	-25.7%

Net income (loss)	$43,013	31.4%	$21,824	25.3%	$(25,306)	-33.3%

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010

       Our revenues were $136.9 million in 2011, an increase of $50.5 million, or 58.5%, compared to 2010.  This increase in revenue was related to a number of factors, including the acquisition of AVR, increased sales of existing products through sales efforts and share gains from market shortages, introduction of new products, and price increases for certain products.  The increases in two of our core segments – ophthalmic and hospital drugs & injectables – offset a decline of $6.3 million in contract services revenue and a decline of $5.2 million in biologics & vaccines revenue.  The decrease in contract services revenue was due to refocusing our manufacturing plants on producing Akorn-labeled products, along with the loss of AVR as a contract customer upon our acquisition of this business in May 2011.  The decrease in biologics & vaccines revenue was due to our strategic decision to exit this segment in March 2010.

Our 2011 revenues of $136.9 million was net of adjustments totaling $79.1 million for chargebacks, rebates, administration fees, returns, discounts and allowances, and coupons and advertising.   Chargeback and rebate expense for 2011 was $68.1 million or 31.5% of gross revenue, compared to 2010 expense of $45.0 million, or 32.9% of gross revenue.  The $23.1 million increase in chargeback expense was due to higher gross sales volume in 2011.  As a percentage of gross sales, the decrease in chargeback and rebate expenses is attributable to the AVR business, which is subject to minimal chargebacks.  Our products returns provision was $2.7 million in 2011 compared to $1.5 million in 2010.  This $1.2 million increase was due to higher sales volume in 2011.

Our consolidated gross profit for 2011 was $79.7 million, or 58.2% of revenue, compared to $42.5 million, or 49.1% of revenue, in 2010.  This gross profit increase of $37.2 million, or 87.5%, was due to several factors, including revenue growth from our introduction of new products carrying higher profit margins, increased sales and selected price increases for existing products, improved plant utilization, and improved inventory management.  The gross profit margin on ophthalmic segment sales increased to 62.8% in 2011 compared to 59.4% in 2010, and the gross profit margin on hospital drugs & injectables increased to 54.6% in 2011 compared to 47.5% in the prior year.  These increases were primarily due to improved utilization of our manufacturing facilities, as well as a number of lesser factors, such as selected price increases for certain products.  The gross profit margin on contract services increased to 49.6% in 2011 compared to 36.9% in the prior year, this increase being primarily attributable to improved plant utilization, price increases for certain products, and the elimination of lower margin contract revenue from AVR upon our acquisition of that business.

       Selling, general and administrative (“SG&A”) expenses were $33.1 million in 2011, an increase of $10.4 million, or 45.8%, from the prior year.  This increase was due primarily to SG&A expenses for AVR, increases in wages and salaries for additional headcount to support our growth, and increases in non-cash stock compensation expense and management bonuses in accordance with our improved financial performance.

Research and development (“R&D”) expenses were $11.6 million in 2011 compared to $7.0 million in 2010.  This increase of $4.5 million was the result of our commitment to enhancing our internal R&D infrastructure, increased R&D activity at our dedicated facility in Skokie, Illinois, and the establishment of a $1.7 million reserve against inventory of products pending FDA approval.

Amortization of intangibles consists of the amortization of NDA and ANDA drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through business combinations.  Amortization of intangibles was $1.7 million in 2011 compared to $1.5 million in 2010.  This increase was due to amortization expense of products acquired in 2011, including the AVR TheraTears® trademark.

Write-off and amortization of deferred financing costs totaled $1.9 million in 2011 compared to $2.8 million in 2010.  In each year, the majority of the expense was related to write-offs.  In June 2011, we elected to early terminate our EJ Credit Facility and wrote off $1.2 million in remaining unamortized deferred financing costs.  In December 2010, we early paid the balance due under our Subordinated Note, writing off $1.2 million of unamortized deferred financing costs and $0.6 million of early payment fee.  In 2011, we also recorded $0.4 million in amortization of deferred financing costs related to our Notes.

In 2011, we recorded non-cash interest expense of $2.1 million related to the debt discount of our Notes.  We incurred no similar expense in 2010.

Interest expense was $2.3 million in 2011 compared to $0.9 million in the prior year.  This increase was related to our Notes, which were issued effective June 1, 2011.  Interest expense related to the Notes was $2.5 million and was partially offset by interest earned on the proceeds from the offering.  The lower interest expense in 2010 was related primarily to our Subordinated Note with EJ Funds.

We are a 50% partner in the Joint Venture Company, which we account for using the equity method.  During 2011, we recorded $14.6 million of equity in income from this unconsolidated joint venture, compared to $23.4 million in the prior year.  Of the $14.6 million income in 2011, $13.4 million was related to our share of the gain from the Joint Venture Company’s sale of its ANDAs to Pfizer on December 29, 2010, and the remaining $1.2 million was from the Joint Venture Company’s operations.  Of the $23.4 million income in 2010, $21.6 million was related to our share of the gain.  The Joint Venture Company entered into an Asset Purchase Agreement to sell the rights to all of its ANDAs to Pfizer for $63.2 million in cash.  The Asset Purchase Agreement contained two closing dates, with some ANDAs having been transferred on the initial close date of December 29, 2010 and the rest transferred on the final closing date of May 1, 2011.  The gains from this sale were allocated between the two closing dates based on the relative fair value of the ANDAs transferred to Pfizer on each date. The Joint Venture Company essentially ceased operations in the second quarter of 2011.

During 2010, we incurred non-cash expenses of $8.9 million related to the change in fair value of warrants we granted at various dates in 2009 to companies controlled by our Chairman, Dr. John Kapoor (the “Kapoor Warrants”).  We classified the Kapoor Warrants as current liabilities from their grant dates until June 28, 2010, and adjusted their book values quarterly to reflect changes in their fair values.  As a result of an amendment entered into on June 28, 2010 to the registration rights agreement associated with these warrants, we reclassified the Kapoor Warrants from current liabilities to a component of shareholders’ equity on June 28, 2010 and made no subsequent fair value adjustments beyond that date.  Accordingly, there was no similar expense recorded in 2011.

In 2011, we recorded a non-operating expense of $0.2 million related to an option agreement we entered into to protect ourselves from a negative movement in the foreign exchange rate between U.S. dollars and Indian rupees.  We entered into this option agreement in October 2011 following our entry into an agreement to buy certain assets from Kilitch in India, as the purchase price for the Kilitch acquisition was established in Indian rupees.  We incurred no similar expenses in 2010.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009

       Our revenues were $86.4 million in 2010, an increase of $10.5 million, or 13.9%, compared to 2009.  This increase in revenue was related to a number of factors, including the introduction of new products, such as Erythromycin ophthalmic ointment and Hydromorphone Hydrochloride, price increases for certain products, and increases in contract manufacturing for the Joint Venture Company and unrelated third party companies.  The increases in our core segments – ophthalmic, hospital drugs & injectables and contract services – offset a $25.9 million decline in biologics & vaccines segment revenues due to our exit from this segment in March 2010.

Our 2010 revenues of $86.4 million was net of adjustments totaling $50.5 million for chargebacks, rebates, administration fees, returns, discounts and allowances.   Chargeback and rebate expense for 2010 was $45.0 million, or 32.9% of gross revenue, compared to 2009 expense of $29.8 million, or 26.6% of gross revenue.  The $15.2 million increase in chargeback expense was due to higher gross sales volume in 2010 as well as an increase in the percentage of our sales that were through Group Purchasing Organization (“GPO”) contracts and thereby subject to chargeback adjustments.  This second factor, along with a shift in segment mix due to our exit from the biologics & vaccines segment, were the primary reasons that chargeback and rebate expenses increased as a percentage of gross sales in 2010.  Our products returns provision was $1.5 million in 2010 compared to $4.8 million in 2009.  This $3.3 million decrease was due to improved inventory management practices and a related reduction of inventory days of our product at the major wholesalers, which resulted in lower actual product returns and a reduction to potential future returns.

       Our consolidated gross profit for 2010 was $42.5 million, or 49.1% of revenue, compared to $15.7 million, or 20.7% of revenue, in 2009.  This gross profit increase of $26.8 million, or 171.0%, was due to several factors, including our introduction of new products in 2010 carrying higher profit margins, improved plant utilization and stable wholesaler inventory levels during 2010 compared to a strategic decrease of wholesaler inventory levels in 2009.  The gross profit margin on ophthalmic segment sales increased to 59.4% in 2010 compared to 25.5% in 2009, and the gross profit margin on hospital drugs & injectables increased to 47.5% in 2010 compared to 16.7% in the prior year.  These increases were due to a variety of factors, including sales from new products that carried higher profit margins, improved plant utilization, and selected price increases for certain of our existing products.  The gross profit margin on contract services increased to 36.9% in 2010 compared to 16.0% in the prior year, this increase being primarily attributable to improved plant utilization and price increases for certain products.

Selling, general and administrative (“SG&A”) expenses were $22.7 million in 2010, a decrease of $0.1 million, or 0.5%, from the prior year.  This small decrease in SG&A expenses, despite the increase in sales volume, was primarily the result of significant cost reductions where we reduced personnel and travel costs, and also negotiated lower fees and operating costs with key service providers toward the end of 2009 and early 2010.  This was partially offset by increased management bonus and stock option expense in accordance with our improved financial performance in 2010.

Research and development (“R&D”) expenses were $7.0 million in 2010 compared to $4.8 million in 2009.  This increase of $2.2 million was the result of a renewed focus on enhancing our internal R&D infrastructure in 2010, as we opened a new R&D center in Skokie, Illinois early in February 2010 and hired additional scientists to staff it.

Amortization of intangibles consists of the amortization of NDA and ANDA drug acquisition costs over the anticipated market life of the acquired products.  Amortization of intangibles was $1.5 million in 2010 compared to $1.6 million in 2009.  This decline was due to prior year write-downs of various intangible assets, along with the fact that we purchased no additional products in 2010.

       In 2009, we incurred $5.9 million in supply agreement termination expense related to the MBL Distribution Agreement for our distribution of Td vaccine products.   We were unable to make scheduled payments to MBL in February and March 2009, and negotiated a settlement agreement with MBL that changed our agreement from an exclusive to a non-exclusive agreement and also eliminated the future minimum purchase commitments contained in the original agreement.  We incurred no similar expense in 2010.

Write-off and amortization of deferred financing costs totaled $2.8 million in 2010 compared to $2.0 million in 2009.  In each year, the majority of the expense was related to write-offs.  In December 2010, we early paid the balance due under our Subordinated Note, writing off $1.1 million of unamortized deferred financing costs and $0.6 million of early payment fee.  In the prior year, in March 2009 we wrote off $1.5 million of deferred financing costs upon the assignment of our Credit Agreement from GE Capital to EJ Funds.

Interest expense was $0.9 million in 2010 compared to $1.5 million in the prior year.  This decline was related to a lower level of borrowing under our revolving Credit Agreement.  We repaid the outstanding balance during the quarter ended March 31, 2010 and made no subsequent borrowings.

We are a 50% partner in the Joint Venture Company, which we account for using the equity method.  During 2010, we recorded $23.4 million of equity in income from this unconsolidated joint venture, compared to $1.6 million in the prior year.  Of the $23.4 million income in 2010, $21.6 million was related to our share of the gain from the Joint Venture Company’s sale of its ANDAs to Pfizer on December 29, 2010, and the remaining $1.8 million was from the Joint Venture Company’s operations.  The Joint Venture Company entered into an Asset Purchase Agreement to sell the rights to all of its ANDAs to Pfizer for $63.2 million in cash.  This transaction resulted in income to Akorn of $34.9 million, of which $21.6 million was recognized in the fourth quarter of 2010 and the remainder was recognized in the second quarter of 2011.  The Asset Purchase Agreement contained two closing dates, with some ANDAs having been transferred on the initial close date of December 29, 2010 and the rest to be transferred on the final closing date of May 1, 2011.  The gains were allocated between these two dates based on the relative fair value of the ANDAs transferred to Pfizer on each date. The Joint Venture Company was expected to continue to sell the actively-marketed products through April 30, 2011 in “the ordinary course of business”, as defined in the Asset Purchase Agreement.

During 2010 and 2009, we incurred non-cash expenses of $8.9 million and $3.8 million, respectively, related to the change in fair value of warrants we granted at various dates in 2009 to companies controlled by our Chairman, Dr. John Kapoor.  We classified the Kapoor Warrants as current liabilities from their grant dates until June 28, 2010, and adjusted their book values quarterly to reflect changes in their fair values.  As a result of an amendment to the registration rights agreement associated with these warrants, on June 28, 2010 we reclassified the Kapoor Warrants from current liabilities to a component of shareholders’ equity and made no subsequent fair value adjustments beyond that date.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We had cash and cash equivalents of $84.0 million as of December 31, 2011 compared to $41.6 million as of December 31, 2010, an increase of approximately $42.4 million.  This cash increase was due to the net proceeds of $115.3 million from our convertible debt offering and our $23.0 million of positive operating cash flow, partially offset by the $98.4 million used for acquisitions and other investing activities during the year.  Our net working capital was $128.8 million at December 31, 2011 compared to $51.7 million at December 31, 2010.  This increase of $77.1 million was primarily attributable to the proceeds received from our convertible debt offering and positive operating cash flow, partially offset by payments for business acquisitions.

For the year 2011, we generated $23.0 million in positive cash flow from operations.  This positive operating cash flow was primarily the result of our net income of $43.0 million and non-cash expenses of $14.5 million, partially offset by our $14.6 million in equity in earnings from unconsolidated joint venture and combined increase in trade accounts receivable and inventory of $22.9 million.  During 2010, we generated $12.3 million in positive cash flow from operations.  This positive operating cash flow was primarily due to the combination of $21.8 million of net income and $19.5 million of non-cash expenses.  These positive cash flows were partially offset by $23.4 million of equity in earnings of the Joint Venture Company, a $5.8 million increase in inventories, and a $2.0 million increase in accounts receivable.

In 2011, we used $98.4 million in investing activities.  Of this total, $77.4 was used for business and product acquisitions, $14.9 million was used to purchase property, plant and equipment, and $10.0 million was used to make an equity method investment in Aciex, offset by $3.9 million generated from distributions from the Joint Venture Company.  In 2010, we generated $31.6 million in cash flow from investing activities.  The primary source of this positive investing cash flow was $36.3 million in distributions from the Joint Venture Company, of which $35.0 million was received on December 30, 2010 as our proportionate share of the proceeds from the Joint Venture Company’s sale of its ANDAs to Pfizer on December 29, 2010.  Partially offsetting these positive cash flows was $4.7 million of cash used for the purchase of property, plant and equipment, much of which was used for capital projects to expand production capabilities at our manufacturing plants.

During 2011, we generated $117.7  million in cash through financing activities, with the most significant source being the net $115.3 million generated through our $120.0 million offering of 3.5% Convertible Senior Notes due 2016, partially offset by $5.1 million in financing fees related to the convertible notes and the Bank of America credit facility.  Additional financing cash flow of $1.7 million was generated from PIPE Warrant exercises in the first quarter, while stock option exercises and participation in the employee stock purchase plan generated a combined $1.1 million during the year.  In 2010, we used $3.8 million in cash related to financing activities in 2010.  In the fourth quarter, we used $6.4 million in cash to early pay the balance due under our Subordinated Note, plus applicable early payment fee, and we used $3.0 million in the first quarter to pay off the outstanding balance under our revolving credit facility with EJ Funds.  These uses of cash were partially offset by $5.0 million in cash generated from a private sale of stock to Serum and subsequent warrant exercise, and $0.6 million of proceeds from issuance of stock under our stock option plan and employee stock purchase plan.

As of December 31, 2011, we had $84.0 million in cash and cash equivalents.  We believe that our cash reserves, operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

Convertible Notes

On June 1, 2011, we completed our offering of $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”), which includes $20.0 million of Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by our indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115.3 million, after deducting underwriting fees and other related expenses.

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

During the year 2011, the Company recorded the following expenses in relation to the Notes (in thousands):

Interest expense at 3.50% coupon rate	$2,450
Debt discount amortization	2,109
Deferred financing cost amortization	382
$4,941

Credit Facilities:

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “BoA Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “BoA Lenders”) through which we obtained a $20.0 million revolving line of credit (the “Facility”), which includes a $2.0 million letter of credit facility.  We may request expansion of the Facility from time to time in increments of at least $5.0 million up to a maximum commitment of $35.0 million, so long as no default or event of default has occurred and is continuing.  The facility matures in March 2016.  We may early terminate the BoA Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.

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

Availability under the revolving credit line is equal to the lesser of (a) $20.0 million reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in accordance with the terms of the BoA Credit Agreement) determined by reference to the value of the Borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter.

Obligations under the BoA Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each of our domestic subsidiaries and 65% of their respective equity interests in any foreign subsidiaries. The BoA Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions while we have any outstanding commitments or obligations under the BoA Credit Agreement; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the BoA Credit Agreement is less than 15% of the aggregate BoA Lenders’ commitments under the BoA Credit Agreement.  During the term of the agreement, we must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

EJ Funds Credit Facility

On January 7, 2009, we entered into a Credit Agreement (the “GE/EJ Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the GE/EJ Credit Agreement was subsequently assigned to EJ Funds LP.)  Pursuant to the GE/EJ Credit Agreement, the Lenders agreed to extend loans to us under a revolving credit facility up to an aggregate principal amount of $25.0 million (the “Credit Facility”). The Credit Facility was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the GE/EJ Credit Agreement.  On June 17, 2011, we elected to early terminate the GE/EJ Credit Agreement.  A more detailed timeline of events regarding the GE Credit Agreement follows.

On February 19, 2009, GE Capital informed us that it was applying a reserve against availability which effectively restricted our borrowings under the GE/EJ Credit Agreement to the balance outstanding as of February 19, 2009, which was $5.5 million. GE Capital advised that it had applied this reserve due to concerns about financial performance, including our prospective compliance with certain covenants in the GE/EJ Credit Agreement for the quarter ended March 31, 2009.  On March 31, 2009, we consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE Capital’s rights and obligations under the GE/EJ Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the GE/EJ Credit Agreement.  Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.

In connection with the Assignment, on April 13, 2009, we entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the GE/EJ Credit Agreement to $5.7 million, and (ii) set the interest rate for all amounts outstanding under the GE/EJ Credit Agreement at an annual rate of 10% with interest payable monthly.  The Modification Agreement also granted EJ Funds the right to require us to nominate two directors to serve on our Board of Directors. The Kapoor Trust is entitled to require us to nominate a third director under our Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust.  Pursuant to the Modification Agreement, on April 13, 2009, we granted EJ Funds a warrant (the “Modification Warrant”) to purchase 1,939,639 shares of our common stock at an exercise price of $1.11 per share, subject to certain adjustments. The Modification Warrant expires five years after its issuance and is exercisable upon payment of the exercise price in cash or by means of a cashless exercise yielding a net share figure.

On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on our Credit Facility, increasing the loan commitment from $5.7 million to $10.0 million. In consideration of this amendment, EJ Funds was granted a warrant to acquire 1,650,806 shares of our common stock at $1.16 per share, the closing market price on August 14, 2009 (the “Restatement Warrants”).  The estimated fair value of the Restatement Warrants, using a Black-Scholes valuation model, was $1.2 million on the date of grant.  The Credit Facility was secured by our assets and per the terms of this amendment was not subject to debt covenants until April 1, 2010.

On January 13, 2010, the parties entered into an amendment to the GE/EJ Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a limit on capital expenditures of $7.5 million in 2010, $5.0 million in 2011, and $5.0 million in 2012 and (2) a requirement to have positive liquidity throughout the life of the GE/EJ Credit Agreement.   Subsequently, on January 27, 2011, EJ Funds and the Company signed a Waiver and Consent that waived our obligation to comply with the capital expenditure limit for 2011.

On June 17, 2011, we elected to early terminate our $10.0 million revolving GE/EJ Credit Agreement with EJ Funds.  We had not borrowed against the GE/EJ Credit Agreement since repaying its outstanding balance in the first quarter of 2010.  Upon terminating the GE/EJ Credit Agreement, we expensed $1.2 million in remaining unamortized deferred financing costs related to the GE/EJ Credit Agreement.  We incurred no fees or penalties related to the early termination of the GE/EJ Credit Agreement.

Subordinated Note Payable

On July 28, 2008, we borrowed $5.0 million from the Kapoor Trust dated September 20, 1989, the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Chairman of our Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Note (the “Subordinated Note”). The Subordinated Note accrued interest at a rate of 15% per year and was due and payable on July 28, 2009.  On August 17, 2009, the Subordinated Note was refinanced, with the principal amount increased to $5.9 million to include interest accrued through August 16, 2009, and the term of the Subordinated Note extended by an additional five years to August 17, 2014.  The interest rate remained unchanged at 15% per year, and interest on the refinanced note was payable monthly. As part of this refinancing agreement, we issued to the Kapoor Trust an additional 2,099,935 warrants (the “Subordinated Note Warrants”) to purchase our common stock at an exercise price of $1.16, the closing price of the our stock on August 14, 2009. The fair value of these warrants on August 17, 2009, as calculated using a Black-Scholes valuation model, was $1.6 million.  This amount, along with $28,000 in legal fees, was capitalized as deferred financing costs and was being amortized over the term of the subordinated debt.

On December 16, 2010, we voluntarily prepaid the principal of the Subordinated Note, along with a 10% early payment fee and all accrued interest.  Our total cash payment on December 16, 2010, including principal, accrued interest, and the early payment fee, was $6.5 million.  Upon completing this early payment we expensed the remaining $1.2 million unamortized balance of the $1.6 million in deferred financing costs incurred when we refinanced the Subordinated Note.

Preferred Stock and Warrants

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

The increases in fair value of the Kapoor Warrants were recorded as expenses under the caption “Change in fair value of warrants liability” in our consolidated statement of operations for the years ended December 31, 2010 and 2009.  We recorded expenses of $8.9 million and $3.8 million during 2010 and 2009, respectively, related to the increase in fair value of the Kapoor Warrants.

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

Footnotes:
1
The Modification Warrants were granted to EJ Funds on April 13, 2009 when we signed the Modification Agreement with EJ Funds related to modifications made to our Credit Agreement following its assignment from GE Capital to EJ Funds on March 31, 2009.  Those modifications included resetting the maximum loan commitment to $5.7 million and setting the interest rate at a fixed 10% per annum, among others.

2
The Reimbursement Warrants were granted to the Kapoor Trust on April 13, 2009 when we entered into a Reimbursement and Warrant Agreement (the “Reimbursement Agreement”) with EJ Funds and the Kapoor Trust pursuant to which the Kapoor Trust agreed to provide the L/C as security for our payment obligations to MBL under the MBL Letter Agreement and the MBL Settlement Agreement.

3
The Credit Facility Warrants were granted to EJ Funds on August 17, 2009 in connection with the negotiated modification to the Credit Agreement increasing the total loan commitment from $5.7 million to $10.0 million.

4
The Subordinated Note Warrants were issued to the Kapoor Trust on August 17, 2009 in connection with refinancing the Subordinated Note to extend its term for an additional five years and increase the principal from $5.0 million to $5.9 million to include accrued interest through August 17, 2009.

CONTRACTUAL OBLIGATIONS

In order to support the continued increase in the number of relevant and marketable pharmaceutical products that we market and sell, we will from time to time partner with outside firms for the development of selected products.  These development agreements frequently call for the payment of “milestone payments” as various steps in the process are completed in relation to product development and submission to the FDA for approval.  The dollar amount of these payments is generally fixed contractually, assuming that the required milestones are achieved.  However, the timing of such payments is contingent based on a variety of factors and is therefore subject to change.  The amounts disclosed below under the caption “Strategic Partners – Contingent Payments” represents our best estimate of the amount and expected timing of the “milestone payments” and other fees we expect to pay to outside development partners based on our current contractual agreements with them.  These milestone payments are accrued as liabilities on the Company’s balance sheets once the milestones have been achieved.

On December 22, 2011, we entered into the Lundbeck Agreement (make sure this was defined earlier) though which we acquired the NDA rights to three branded, off-patent drugs.  In addition to an initial cash payment of $45.0 million, the Lundbeck Agreement committed us to paying additional consideration of $15.0 million in cash on the third anniversary of the agreement date, assuming that subsequent sales of the applicable products achieved certain targets.  We believe that there is a strong likelihood that these targets will be reached and that the additional consideration will be paid when due.  This liability has been recorded on our books at the initial discounted value of $11.3 million, which considers both the time value of money and the slight possibility that less than the full amount will ultimately become due.

As more fully described in Properties on Page 17, we lease the facilities that we occupy in Gurnee, Lake Forest and Skokie, Illinois and in Somerset, New Jersey.  We also lease various pieces of office equipment at these facilities, as well as at our manufacturing plant in Decatur, Illinois.  Our remaining obligations under these leases are summarized in the table below.

As of December 31, 2011, our principal financial obligation was related to our Convertible Notes.  We had no balance outstanding under our BoA Credit Agreement at December 31, 2011 or any time since we entered into this agreement on October 7, 2011.

The following table details our future contractual obligations as of December 31, 2011 (in thousands):

Description	Total	2012	2013	2014	2015	2016	2017 and beyond
Current and long-term debt	$120,000	—	—	—	—	120,000	—
Contingent consideration – acquisitions	15,000	—	—	15,000	—	—	—
Inventory purchase commitments	12,871	3,218	3,218	3,218	3,217	—	—
Leases	11,615	2,093	1,920	1,940	1,954	1,780	1,928
Strategic partners – contingent payments 1	11,001	5,424	5,577	—	—	—	—
Total:	$170,487	$10,735	$10,715	$20,158	$5,171	$121,780	$1,928

1	Note the Strategic Partner Payments are estimates which assume that various contingencies and market opportunities occur in 2012 and beyond

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

The historical percentages that we have used during 2009, 2010 and 2011 are as follows:

Period Start Date		Period End Date	Estimated % of wholesaler inventory that will be subject to contractual price agreements

January 1, 2009	-	June 30, 2009	95.0%
July 1, 2009	-	June 30, 2010	97.0%
July 1, 2010	-	current	98.5%

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

The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2011, 2010 and 2009, we recorded chargeback and rebate expense of $68.1 million, $45.2 million and $29.8 million, respectively. The allowances for chargebacks and rebates were $5.9 million and $2.5 million as of December 31, 2011 and 2010, respectively.  The current year decline in our allowance for chargebacks and rebates was the result of a strategic decline in inventory carrying levels of our products at key wholesalers combined with our phase out of Td vaccines.  This decline resulted in lower volume of product being subject to future chargeback and rebate claims.

Allowance for Product Returns

Certain of our products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases. We estimate our required product returns reserve based on historical percentage of returns to sales by product, considering actual returns processed to date, the expected impact of product recalls and current wholesaler inventory levels of our products to assess the magnitude of unconsumed product that may result in future product returns. We also consider one-time historical return events or pending new developments that would impact the expected level of future returns.  For new products, we assess the market dynamics for that product and consider our past returns experience for similar products in our portfolio.  Our sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of our products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into our estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

For the years ended December 31, 2011, 2010 and 2009, we recorded a net provision for product returns of $2.7 million, $1.5 million, and $4.8 million, respectively.  The decline in our 2010 provision compared to the prior year was primarily the result of improving our inventory management practices and reducing wholesaler inventory levels of our products.  The 2009 provision included an $0.9 million provision related to our Akten® ophthalmic solution, along with increases due to lower than anticipated pull through on ophthalmic products and an increase in anticipated returns from wholesalers on certain other products.  As of December 31, 2011 and 2010, our allowances for product returns were $6.8 million and $3.5 million, respectively.

Allowance for Coupons and Promotions

We issue coupons from time to time redeemable against our TheraTears® eye care products.  Upon release of coupons into the market, we record an estimate of the dollar value of coupons we expect to be redeemed.  This estimate is based on historical experience and is adjusted as needed based on actual redemptions.   In addition to couponing, from time to time we authorize various retailers to run in-store promotional sales of our products. Upon confirmation that a promotion was run, we accrue an estimate of the dollar amount we expect to owe back to the retailer.  This estimate is trued up upon receipt of invoice from the retailer.

From the date of our acquisition of AVR on May 3, 2011 though the end of the year, we recorded provisions for coupons and promotions totaling $1.9 million.  As of December 31, 2011, the balance in our reserve for coupons and promotions was $1.0 million.

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

For the years ended December 31, 2011, 2010 and 2009, we recorded a net expense/(benefit) for doubtful accounts of  $25,000, $92,000, and $(18,000), respectively.  The expense in 2010 was related to accounts newly-identified as uncollectible, while the reversal of expense in 2009 was due to recoveries and a reduction to previously estimated reserve requirements.  Our allowance for doubtful accounts was $99,000 and $3,000 as of December 31, 2011 and 2010, respectively.  As of December 31, 2011, we had a total of $1,533,000 of past due gross accounts receivable, of which $44,193,000 was more than 60 days past due. On a monthly basis, we perform a detailed analysis of the receivables due from our wholesaler customers and provide a specific reserve against known uncollectible items for each of the wholesaler customers. We also include in the allowance for doubtful accounts an amount that we estimate to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage we reserve increases as the age of the receivables increases.

Allowance for Slow-Moving and Obsolete Inventory

Inventories are stated at the lower of cost (average cost method) or market. We maintain an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”).  For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity by unit and wholesaler inventory information. We also analyze our raw material and component inventory for slow moving items.  For the years ended December 31, 2011, 2010 and 2009, we recorded a provision for inventory obsolescence in cost of sales of $0.6 million, $0.7 million, and $1.9 million, respectively. The allowance for inventory obsolescence/NRV was $1.2 million and $1.6 million as of December 31, 2011 and 2010, respectively.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the tax and book bases of assets and liabilities, as well as net operating loss and other tax credit carry-forwards.  Our deferred tax assets and liabilities are measured using the enacted tax rates that will likely be in effect when the book-to-tax differences are expected to reverse. We record a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized.

We recorded large net operating losses over the ten-year period ended December 31, 2009.  These losses produced large net operating loss (“NOL”) carry-forwards for which there was significant doubt regarding our ability to utilize them.  As result, we had maintained valuation allowances equal to 100% of our net deferred tax assets for the past several years.  In the quarter ended September 30, 2011, we re-evaluated the need for these valuation reserves based on our return to profitability over the past two years and our projected future earnings.  Based on that evaluation, we determined that it is likely that we will be able to utilize our remaining net deferred tax assets.  Therefore, in the quarter ended September 30, 2011, we reversed our valuation allowances.

Intangibles

Our intangible assets consist primarily of goodwill, trademarks and customer relationships acquired through business acquisitions and product licensing rights obtained through our acquisition of ANDAs and NDAs from other pharmaceutical companies.  Goodwill is deemed to be an indefinite-lived asset and is not amortized.  Our other intangible assets are deemed to be finite-lived and are amortized on a straight-line basis over estimated useful lives, which range from 6 to 30 years. We regularly test all of our intangibles for impairment based on several factors, including estimated fair values and anticipated future cash flows from each asset.

We recorded amortization expense of $1.7 million, $1.5 million and $1.6 million for the years ended December 31, 2011, 2010, and 2009, respectively, in relation to our intangibles.  Accumulated amortization was $25.0 million and $23.3 million at December 31, 2011 and 2010, respectively.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. We use widely accepted valuation techniques to determine the fair value of our reporting units used in our annual goodwill impairment analysis. Our valuation is primarily based on qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We modeled the fair value of the reporting unit based on actual projected earnings and cash flows of the reporting unit. We performed our annual impairment test on October 1, 2011 and determined that the fair value of this reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and this cost is recognized as expense ratably over the vesting period. We use the Black-Scholes model for estimating the grant date fair value of the stock options we grant. Determining the assumptions that enter into the model is subjective and requires a certain amount of judgment. We use an expected volatility that is based on the historical volatility of our stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting terminations experience. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield has historically been set at zero, reflecting the fact that we have not historically issued dividends and do not anticipate issuing dividends in the foreseeable future. We estimate forfeitures at the time of grant and revise our estimates in subsequent periods, when necessary, if actual forfeitures differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which converges the presentation of other comprehensive income (OCI) in financial statements prepared under US GAAP and International Financial Reporting Standards (IFRS). This guidance would require disclosure of reclassification adjustments from OCI to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 , which deferred the effective date of this guidance to fiscal years beginning after December 15, 2011, with early election permitted. We will adopt ASU 2011-05 and make the required disclosures in fiscal year 2012.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (ASC Topic 350), Testing Goodwill for Impairment, which added a simplified alternative method for performing annual goodwill impairment tests. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company no longer has to perform the two-step impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial position or operating results.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was intended by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs). Additional disclosures required by this amendment include information about transfers between Level 1 and Level 2 instruments, information regarding the sensitivity of Level 3 instruments, and categorization by level of items that are not measured at fair value in the statement of financial position (but for which disclosure of fair value is still required). The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years. The adoption of this guidance is not expected to have a material impact on our financial position or operating results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2011, our principal debt was related to our $120.0 million of 3.50% Senior Convertible Notes due 2016 (the “Convertible Notes”).  Interest is accrued at a fixed rate of 3.50% on the outstanding principal amount of the notes and is paid semi-annually every June 1st and December 1st until the notes mature on June 1, 2016.  Since the interest rate is fixed, we have no market risk related to the Convertible Notes.

Our $20.0 million revolving Credit and Security Agreement with Bank of America, N.A. calls for interest to accrue based on a premium above either the current prime rate or current LIBOR rates.  Therefore, borrowings pursuant to this revolving credit facility would be subject to market risk.  However, as of December 31, 2011, we had no outstanding balance and therefore no market risk related to this revolving credit facility.

As of December 31, 2011, we were subject to a measure of foreign exchange risk related to our agreement to acquire the principal manufacturing facility and ongoing business of Kilitch Drugs (India) Limited (“Kilitch”), an Indian pharmaceutical company whose business is conducted primarily in Indian rupees.  We mitigated this risk by entering into a $50.0 million, 90-day Non-Deliverable Option Transaction agreement (the “Option Agreement”) with Bank of America, N.A. on October 18, 2011, by which we protected ourselves against a decline in the exchange rate below 47 Indian rupees (“INR”) to 1 US dollar (“USD”).  The Option Agreement expired unexercised on January 16, 2012.

We subsequently closed on the Kilitch acquisition on February 28, 2012.  Accordingly, we will be subject to foreign exchange risk in future periods based on changes in the INR:USD exchange rate.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Convertible Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments. Likewise, as of December 31, 2011, the fair value of the Convertible Notes approximates their book value.

At December 31, 2011, the bulk of our cash and cash equivalents balance was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are to market risk.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in Part II, Item 8 of this Form 10-K.

INDEX:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akorn, Inc.

We have audited the accompanying consolidated balance sheets of Akorn, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akorn, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Akorn, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akorn, Inc.

We have audited Akorn, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Akorn, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Akorn, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Akorn, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 15, 2012

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands,
 Except Share Data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,962	$41,623
Trade accounts receivable, net	25,307	11,270
Inventories, net	35,456	18,917
Deferred taxes, current	8,153	—
Prepaid expenses and other current assets	3,071	1,803
TOTAL CURRENT ASSETS	155,949	73,613
PROPERTY, PLANT AND EQUIPMENT, NET	44,389	32,731
OTHER LONG-TERM ASSETS
Goodwill, net	11,863	—
Product licensing rights	67,822	3,122
Other intangibles, net	13,016	—
Deferred financing costs, net	3,864	1,545
Long-term investments	10,137	—
Other	105	105
TOTAL OTHER LONG-TERM ASSETS	106,807	4,772
TOTAL ASSETS	$307,145	$111,116
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$17,874	$4,894
Accrued compensation	5,094	3,396
Accrued expenses and other liabilities	5,321	3,473
Advance from unconsolidated joint venture	—	10,177
TOTAL CURRENT LIABILITIES	28,289	21,940
LONG-TERM LIABILITIES
Long-term debt	100,808	—
Purchase consideration payable	13,841	—
Deferred taxes – non-current	3,742	—
Lease incentive obligation	958	1,125
Product warranty liability	1,299	1,299
TOTAL LONG-TERM LIABILITIES	120,648	2,424
TOTAL LIABILITIES	148,937	24,364
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 94,936,282 and 93,975,334 shares issued and outstanding at December 31, 2011 and 2010, respectively	212,636	182,466
Warrants to acquire common stock	17,946	19,673
Accumulated deficit	(72,374)	(115,387)
TOTAL SHAREHOLDERS’ EQUITY	158,208	86,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$307,145	$111,116

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year ended December 31,
	2011	2010	2009
REVENUES	$136,920	$86,409	$75,891
Cost of sales	57,231	43,944	60,219
GROSS PROFIT	79,689	42,465	15,672

Selling, general and administrative expenses	33,135	22,721	22,843
Research and development expenses	11,555	6,975	4,764
Amortization of intangibles	1,733	1,497	1,648
Supply agreement termination expenses	—	—	5,929
TOTAL OPERATING EXPENSES	46,423	31,193	35,184
OPERATING INCOME (LOSS)	33,266	11,272	(19,512)

Amortization of deferred financing costs	(1,948)	(2,841)	(2,013)
Non-cash interest expense	(2,109)	—	—
Interest expense, net	(2,283)	(942)	(1,516)
Equity in earnings of unconsolidated joint venture	14,550	23,368	1,580
Change in fair value of warrants liability	—	(8,881)	(3,843)
Other non-operating expenses	(170)	—	—
INCOME (LOSS) BEFORE INCOME TAXES	41,306	21,976	(25,304)
Income tax (benefit) provision	(1,707)	152	2
NET INCOME (LOSS)	$43,013	$21,824	$(25,306)

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.45	$0.24	$(0.28)
DILUTED	$0.41	$0.22	$(0.28)
SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
BASIC	94,549	92,801	90,253
DILUTED	103,912	99,250	90,253

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011
(In Thousands)

	Common Stock Additional Paid-In-Capital		Warrants to acquire Common	Retained Earnings (Accumulated
	Shares	Amount	Stock	Deficit)	Total

BALANCES AT DECEMBER 31, 2008	90,073	$170,617	$2,731	$(111,905)	$61,443
Net Loss	—	—	—	(25,306)	(25,306)
Exercise of stock options	2	3	—	—	3
Employee stock purchase plan issuances	169	213	—	—	213
Amortization of deferred compensation related to restricted stock awards	146	318	—	—	318
Restricted stock awards vested, net of amounts withheld for payment of employee tax liability	—	(78)	—	—	(78)
Stock-based compensation expense	—	2,044	—	—	2,044
Expiration of stock warrants	—	910	(910)	—	—
BALANCES AT DECEMBER 31, 2009	90,390	$174,027	$1,821	$(137,211)	$38,637
Net Income	—	—	—	21,824	21,824
Net proceeds from common stock and warrant offering	3,243	4,969	—	—	4,969
Reclassification of warrants from current liability to shareholders’ equity	—	—	17,946	—	17,946
Exercise of stock warrants	9	94	(94)	—	—
Exercise of stock options	256	452	—	—	452
Employee stock purchase plan issuances	47	187	—	—	187
Amortization of deferred compensation related to restricted stock awards	30	60	—	—	60
Stock-based compensation expense	—	2,677	—	—	2,677
BALANCES AT DECEMBER 31, 2010	93,975	$182,466	$19,673	$(115,387)	$86,752
Net Income	—	—	—	43,013	43,013
Exercise of stock warrants	365	3,454	(1,727)	—	1,727
Exercise of stock options	454	867	—	—	867
Employee stock purchase plan issuances	129	220	—	—	220
Amortization of deferred compensation related to restricted stock awards	15	17	—	—	17
Equity portion of convertible notes offering	—	20,470	—	—	20,470
Stock-based compensation expense	—	5,142	—	—	5,142
BALANCES AT DECEMBER 31, 2011	94,938	$212,636	$17,946	$(72,374)	$158,208

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$43,013	$21,824	$(25,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,246	5,030	5,453
Amortization of deferred financing fees	1,948	2,841	2,013
Non-cash stock compensation expense	5,159	2,737	2,362
Non-cash supply agreement termination expense	—	—	1,051
Non-cash change in fair value of warrants liability	—	8,881	3,843
Non-cash interest expense	2,109	—	—
Equity in earnings of unconsolidated joint venture	(14,550)	(23,368)	(1,580)
Changes in operating assets and liabilities:
Trade accounts receivable	(13,581)	(2,045)	(2,696)
Inventories	(9,307)	(5,750)	16,996
Deferred tax assets, net	(4,411)	—	—
Prepaid expenses and other current assets	(183)	233	(345)
Supply agreement termination liabilities	—	(1,500)	1,500
Trade accounts payable	5,892	1,608	(5,509)
Accrued expenses and other liabilities	1,668	1,791	1,180
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,003	12,282	(1,038)
INVESTING ACTIVITIES
Payments for acquisitions and equity investments	(87,412)	—	(250)
Purchases of property, plant and equipment	(14,849)	(4,710)	(1,147)
Distributions from (investments in) unconsolidated joint venture	3,881	36,265	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(98,380)	31,555	(1,397)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	120,000	—	—
Debt financing costs	(5,098)	—	(1,370)
Net proceeds from common stock offering and warrant exercises	1,727	4,969	—
(Repayments of) proceeds from subordinated debt – related party	—	(6,439)	—
(Repayments of) proceeds from revolving line of credit	—	(3,000)	3,000
Proceeds under stock option and stock purchase plans	1,087	639	1,359
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	117,716	(3,831)	2,989
INCREASE IN CASH AND CASH EQUIVALENTS	42,339	40,006	554
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,623	1,617	1,063
CASH AND CASH EQUIVALENTS AT END OF YEAR	$83,962	$41,623	$1,617

See notes to the consolidated financial statements.

AKORN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Business and Basis of Presentation

Business: Akorn, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives, controlled substances for pain management and anesthesia, and vaccines, among others.  The Company operates pharmaceutical manufacturing plants in Decatur, Illinois and Somerset, New Jersey, a central distribution warehouse in Gurnee, Illinois, an R&D center in Skokie, Illinois and corporate offices in Lake Forest, Illinois.  The Company’s customers include physicians, optometrists, wholesalers, group purchasing organizations and other pharmaceutical companies. In addition, the Company is a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which had been involved in the development and manufacture of injectable pharmaceutical products for sale in the United States.  The Joint Venture Company sold the rights to its Abbreviated New Drug Applications (“ANDAs”) in December 2010 and ceasing operations during 2011. See Note R – “Unconsolidated Joint Venture.”

Note B — Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc and its wholly owned subsidiaries, Akorn (New Jersey) Inc. and Advanced Vision Research, Inc. (“AVR”).  AVR has been consolidated since May 3, 2011, the date it was acquired by Akorn, Inc.   Any and all inter-company transactions and balances have been eliminated in consolidation.

The Company is a 50% owner of the Joint Venture Company (See Note Q.) The Company and the other 50% owner partner each have equal voting rights and shared operational control.  Accordingly, the Company accounts for its investment in the Joint Venture Company using the equity method of accounting.  The Company’s proportionate share of the Joint Venture Company’s income has been recorded under the caption “Equity in earnings of unconsolidated joint venture” in the Company’s consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowances for doubtful accounts, chargebacks, rebates, product returns and coupons and promotions, and the reserve for slow-moving and obsolete inventories, the carrying value of intangible assets and the carrying value of deferred income tax assets.

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

Provision for estimated doubtful accounts, chargebacks, coupon redemption, rebates, discounts and product returns is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Freight:  The Company records amounts billed to customers for shipping and handling as revenue, and records shipping and handling expense related to product sales as cost of sales.

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable: The nature of the Company’s business involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to chargebacks, coupon redemption, product returns, rebates, discounts given to customers and allowances for doubtful accounts.  This is a normal circumstance within the pharmaceutical distribution industry which inherently lengthens and complicates the process of settling sales. Depending on the products, the end-user customers, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable, or may be requested as refunds after the initial accounts receivable has been paid. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the respective terms with end-user customers (which, in turn, depends on which end-user customer with different pricing arrangements might be entitled to a particular deduction). This process can lead to “partial payments” against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

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

The historical percentages that the Company has used during 2009, 2010 and 2011 are as follows:

Period Start Date		Period End Date	Estimated % of wholesaler inventory that will be subject to contractual price agreements

January 1, 2009	-	June 30, 2009	95.0%
July 1, 2009	-	June 30, 2010	97.0%
July 1, 2010	-	current	98.5%

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

The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liability to be paid or credited to its wholesaler and other customers under the applicable contracts and programs. For the years ended December 31, 2011, 2010 and 2009, the Company recorded chargeback and rebate expense of $68.1 million, $45.2 million and $29.8 million, respectively. The allowance for chargebacks and rebates was $5.9 million and $2.5 million as of December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011, 2010 and 2009, the Company recorded a net provision for product returns of $2.7 million, $1.5 million and $4.8 million, respectively.  The decline in the Company’s 2010 provision was primarily the result of improved inventory management practices and a resulting reduction to wholesaler inventory levels of the Company’s products, which the increase in 2011 was related to an increase in overall sales volume of returnable products.  The 2009 provision included a $0.9 million provision related to the Company’s Akten® ophthalmic solution, along with increases due to lower than anticipated pull through on ophthalmic products and an increase in anticipated returns from wholesalers on certain other products. The Company’s allowance for potential product returns was $6.8 million and $3.5 million at December 31, 2011 and 2010, respectively.

Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of SG&A expenses. In estimating the allowance for doubtful accounts, the Company considers its historical experience with collections and write-offs, the credit quality of its customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from its customers.  Accounts are considered past due when they remain uncollected beyond the due date specified in the applicable contract or on the applicable invoice, whichever is deemed to take precedence.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded a net expense (benefit) for doubtful accounts of $25,000, $92,000 and ($18,000), respectively. The allowance for doubtful accounts was $99,000 and $3,000 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had a total of $1,533,000 of past due gross accounts receivable, of which $44,193,000 was more than 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items for each of the wholesaler customers. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.  Accounts are written off once all reasonable collections efforts have been exhausted and/or when facts or circumstances regarding the customer (i.e. bankruptcy filing) indicate that the chance of collection is remote.

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note D — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2011, 2010 and 2009, the Company recorded a provision for inventory obsolescence/NRV of $0.6 million, $0.7 million and $1.9 million, respectively. The allowance for inventory obsolescence was $1.2 million and $1.6 million as of December 31, 2011 and 2010, respectively.

The Company capitalizes inventory costs associated with its products prior to regulatory approval when, based on management judgment, future commercialization is considered probable and the future economic benefit is expected to be realized.  The Company assesses the regulatory approval process and where the product stands in relation to that approval process including any known constraints or impediments to approval.  The Company considers the shelf life of the product in relation to the product timeline for approval.  At December 31, 2011, the Company had approximately $4.0 million in inventory for generic drugs which have not yet received FDA approval.  The Company has reserved $1.6 million of this inventory related to products that may not receive FDA approval far enough in advance of expiration to be sellable.  FDA approval is deemed probable for the remaining $2.4 million and the Company is expecting to fully recover the costs of this inventory upon FDA approval.

Intangibles: Intangibles consist primarily of goodwill, which is carried at its initial value, subject to evaluation for impairment, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from six (6) years to thirty (30) years.  Accumulated amortization was $25.0 million and $23.3 million at December 31, 2011 and 2010, respectively.  Amortization expense was $1.7 million, $1.5 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company regularly assesses its intangibles for impairment based on several factors, including estimated fair value and anticipated cash flows.  If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company modeled the fair value of the reporting unit based on actual projected earnings and cash flows of the reporting unit. The Company performed its annual impairment test on October 1, 2011 and determined that the fair value of its reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.

The follow table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2011 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross		Net	Weighted Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Amortization Period
Product licensing rights	$92,434	$(24,612)	$67,822	14.6 years
Trademarks	9,500	(211)	9,289	29.3 years
Customer relationships	3,900	(173)	3,727	14.3 years
	$105,834	$(24,996)	$80,838

The amortization expense of acquired intangible assets for each of the following five years will be as follows (in thousands):

Year ending December 31,	Amortization Expense
2012	$5,834
2013	5,347
2014	5,074
2015	4,916
2016	4,894

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives or lease terms. Depreciation expense was $3.5 million, $3.5 million and $3.8 million for 2011, 2010 and 2009, respectively.  The amortization of assets under capital leases is included within depreciation expense. The following table sets forth the average estimated useful lives of the Company’s property, plant and equipment, by asset category:

Asset category	Depreciable Life
Buildings	30 years
Leasehold improvements	10 years
Furniture and equipment	10 years
Automobiles	5 years

Net Income (Loss) Per Common Share: Basic net income (loss) per common share is based upon weighted average common shares outstanding. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods. Due to the net loss in 2009, the Company had no dilutive stock options, warrants or convertible securities for that year. Anti-dilutive shares excluded from the computation of diluted net income (loss) per share for 2011, 2010 and 2009 include 1,560,000, 2,859,000, and 5,490,000, respectively, related to options, warrants and convertible securities.

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

Fair Value of Financial Instruments:    The Company applies ASC Topic 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC Topic 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC Topic 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

When an active market for certain financial instruments does not exist, it may be appropriate to use unobservable inputs to determine fair value.  The carrying value of the Company’s cash and cash equivalents, are considered Level 1 assets.  Assets and liabilities measured at fair value are done so on a recurring basis. U.S. GAAP requires fair value measurements to be classified and disclosed in one of the following three categories:

-	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges.

-
Level 2—Assets and liabilities determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

-
Level 3—Assets and liabilities that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the asset or liability. The prices are determined using significant unobservable inputs or valuation techniques.

The Company does not have any Level 2 assets or liabilities.  The fair value of the warrants described below was considered a Level 3 input in 2010.  Also, the contingent consideration related to the Company’s December 22, 2011 Lundbeck business acquisition is a Level 3 liability.  Other than these two transactions, there were no other transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy and no purchases, sales, issuances or settlements of Level 3 assets or liabilities from December 31, 2009 through December 31, 2011.

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

As a result of the changes effected through the Amended Agreement, on June 28, 2010 the Company changed its accounting treatment of the Kapoor Warrants, no longer classifying them as a current liability with periodic adjustments to fair value but instead classifying them as a component of shareholders’ equity in accordance with ASC 815-40.   Accordingly, the fair value of the Kapoor Warrants, which was $17.9 million on June 28, 2010, was reclassified from a current liability to a component of shareholders’ equity on that date.  Following this change in classification, no future fair value adjustments are required.

The liability at June 28, 2010 for the Kapoor Warrants was estimated using a Black-Scholes valuation model with the fair value per warrant ranging from $2.49 to $2.50.  The $8.9 million increase in fair value of the Kapoor Warrants from January 1 to June 28, 2010 was recorded as a non-operating expense under the caption “Change in fair value of warrants liability” in the Company’s consolidated statements of operations for 2010.  During 2009, the Company recorded an expense of $3.8 million reflecting the increase in fair value of the Kapoor Warrants from their grant dates to December 31, 2009.

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

Note C — Allowance for Customer Deductions

The annual activity in the Company’s allowance for customer deductions accounts for the three years ended December 31, 2011 is as follows (in thousands):

	Returns	Chargebacks & Rebates	Discounts	Doubtful Accounts	Advert. & Promotions	TOTAL

Balance at December 31, 2008	$2,539	$9,311	$322	$22	$—	$12,194
Provision (recovery)	4,806	29,820	1,752	(18)	—	36,360
Charges processed	(4,153)	(35,897)	(1,738)	—	—	(41,788)
Balance at December 31, 2009	3,192	3,234	336	4	—	6,766
Provision	1,535	45,209	1,994	92	—	48,830
Charges processed	(1,264)	(45,921)	(1,985)	(93)	—	(49,263)
Balance at December 31, 2010	3,463	2,522	345	3	—	6,333
Provision	2,687	68,067	3,431	25	1,135	75,345
Additions from business combinations	1,845	—	50	187	132	2,214
Charges processed	(1,149)	(64,640)	(3,083)	(116)	(881)	(69,869)
Balance at December 31, 2011	$6,846	$5,949	$743	$99	$386	$14,023

Note D — Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2011	2010
Finished goods	$11,588	$5,935
Work in process	5,841	2,058
Raw materials and supplies	18,027	10,924
	$35,456	$18,917

The Company maintains an allowance for excess and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value.  The activity in the allowance for excess and obsolete inventory account for the three years ended December 31, 2011 was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$1,612	$1,780	$1,179
Provision	598	725	1,936
Charges	(971)	(893)	(1,335)
Balance at end of year	$1,239	$1,612	$1,780

Note E – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	2011	2010
Land	$396	$396
Buildings and leasehold improvements	20,337	20,096
Furniture and equipment	50,833	48,743
	71,566	69,235
Accumulated depreciation	(43,060)	(39,661)
	28,506	29,574
Construction in progress	15,883	3,157
	$44,389	$32,731

Construction in progress is primarily related to a capital improvement project designed to expand the operating capacity of the Company’s manufacturing plant in Somerset, New Jersey.  The project began in late 2010 and the Company anticipates completion during 2012.

Note F — Financing Arrangements

Convertible Notes

On June 1, 2011, the Company closed on its offering of $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which includes $20.0 million in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115.3 million, after deducting underwriting fees and other related expenses.

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

As of December 31, 2011, the Notes were trading at 144.25% of their face value, resulting in a total market value of $173.1 million compared to their face value of $120.0 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company's common stock at conversion, as defined in the Indenture.  As of December 31, 2011, the Company's common stock closed at $11.12 per share, resulting in a pro forma conversion value for the Notes of approximately $152.3 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

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

The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.  The application of ASC 470-20 resulted in the recognition of $21.3 million as the value for the equity component.  This amount was offset by $0.8 million of equity issuance costs, as described below.  At December 31, 2011, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

December 31, 2011
Carrying amount of equity component	$20,470
Carrying amount of the liability component	100,808
Unamortized discount of the liability component	19,192
Unamortized debt financing costs	3,470

The Company incurred debt issuance costs of $4.7 million related to its issuance of the Notes.  In accordance with ASC 470-20, the Company allocated this debt issuance cost ratably between the liability and equity components of the Notes, resulting in $3.9 million of debt issuance costs allocated to the liability component and $0.8 million allocated to the equity component.  The portion allocated to the liability component was classified as deferred financing costs and is being amortized by the effective interest method through the earlier of the maturity date of the Notes or the date of conversion, while the portion allocated to the equity component was recorded as an offset to additional paid-in capital upon issuance of the Notes.

During the year ended December 31, 2011, the Company recorded the following expenses in relation to the Notes (in thousands):

2011
Interest expense at 3.50% coupon rate	$2,450
Debt discount amortization	2,109
Deferred financing cost amortization	382
$4,941

Upon issuing the Notes, the Company established a deferred tax liability of $8.6 million related to the debt discount of $21.3 million, with an offsetting debit of $8.6 million to Common stock.  The deferred tax liability was established because the amortization of the debt discount generates non-cash interest expense that is not deductible for income tax purposes.  Since the Company’s net deferred tax assets were fully reserved by valuation allowance at the time the Notes were issued, the Company reduced its valuation allowance by $8.6 million upon recording the deferred tax liability related to the debt discount with an offsetting credit of $8.6 million to Common stock.  As a result, the net impact of these entries was a debit of $8.6 million to the valuation reserve against the Company’s deferred tax assets and a credit of $8.6 million to deferred tax liability.  The deferred tax liability is being amortized monthly as the Company records non-cash interest from its amortization of the debt discount on the Notes.

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “BoA Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “BoA Lenders”) through which it obtained a $20.0 million revolving line of credit (the “Facility”), which includes a $2.0 million letter of credit facility.  The Company may request expansion of the Facility from time to time in increments of at least $5.0 million up to a maximum commitment of $35.0 million, so long as no default or event of default has occurred and is continuing.  The facility matures in March 2016.  The Company may early terminate the BoA Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.

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

Availability under the revolving credit line is equal to the lesser of (a) $20.0 million reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in accordance with the terms of the BoA Credit Agreement) determined by reference to the value of the Borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter.

Obligations under the BoA Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each domestic subsidiary of the Company and 65% of their respective equity interests in any foreign subsidiary of the Company. The BoA Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions while we have any outstanding commitments or obligations under the BoA Credit Agreement; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the BoA Credit Agreement is less than 15% of the aggregate BoA Lenders’ commitments under the BoA Credit Agreement.  During the term of the agreement, the Company must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

EJ Funds Credit Facility

On January 7, 2009, the Company entered into a Credit Agreement (the “GE/EJ Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”).  Effective March 31, 2009, the GE/EJ Credit Agreement was assigned to EJ Funds LP (“EJ Funds”), a company controlled by Dr. Kapoor, the Chairman of the Company’s board of directors.  Pursuant to the GE/EJ Credit Agreement, the Lenders agreed to extend loans to the Company under a revolving credit facility up to an aggregate principal amount of $25.0 million (the “Credit Facility”). The maximum loan commitment was decreased to $5.7 million upon assignment of the GE/EJ Credit Agreement to EJ Funds, and was subsequently increased on August 17, 2009 to $10.0 million.  The Credit Facility was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the GE/EJ Credit Agreement.  The Company elected to early terminate the GE/EJ Credit Agreement on June 17, 2011.  It had not borrowed against the Credit Facility since the first quarter of 2010.  A more detailed timeline of events regarding the GE/EJ Credit Agreement follows.

On February 19, 2009, GE Capital informed the Company that it was applying a reserve against availability which effectively restricted the Company’s borrowings under the GE/EJ Credit Agreement to the balance outstanding as of February 19, 2009, which was $5.5 million. GE Capital advised that it had applied this reserve due to concerns about financial performance, including the Company’s prospective compliance with certain covenants in the GE/EJ Credit Agreement for the quarter ended March 31, 2009.

On March 31, 2009, the Company consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”) which transferred to EJ Funds all of GE Capital’s rights and obligations under the GE/EJ Credit Agreement. Pursuant to the Assignment, EJ Funds became the agent and lender under the GE/EJ Credit Agreement. Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.  In connection with the Assignment, on April 13, 2009, the Company entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the GE/EJ Credit Agreement to $5.7 million, and (ii) set the interest rate for all amounts outstanding under the GE/EJ Credit Agreement at an annual rate of 10% with interest payable monthly.  The Modification Agreement also granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require the Company to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust.

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

On August 17, 2009, the Company completed negotiations with EJ Funds for additional capacity on its Credit Facility, increasing the loan commitment from $5.7 million to $10.0 million. The Credit Facility was secured by the assets of the Company and was not subject to debt covenants until April 1, 2010.  In consideration of this amendment, EJ Funds was granted a warrant to acquire 1,650,806 shares of the Company’s common stock at $1.16 per share, the closing market price on August 14, 2009 (the “Restatement Warrants”). The estimated fair value of the Restatement Warrants, using a Black-Scholes valuation model, was $1.2 million on date of grant.  This amount plus $7,000 in other associated costs was capitalized as financing costs and was being amortized.  Upon termination of the Credit Facility on June 17, 2011, the remaining unamortized cost was written off.

On January 13, 2010, the parties entered into an amendment to the GE/EJ Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a limit on capital expenditures of $7.5 million in 2010, $5.0 million in 2011, and $5.0 million in 2012 and (2) a requirement to have positive liquidity throughout the life of the GE/EJ Credit Agreement.  Positive liquidity was defined as the revolving line of credit borrowing base (up to $10.0 million) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which must be greater than zero.  The capital expenditures limit allowed that any unused portion from one year may be carried over and added to the next year’s limit.  On January 27, 2011, EJ Funds and the Company signed a Waiver and Consent that waived the Company’s obligation to comply with the capital expenditure limit for 2011.

On June 17, 2011, the Company elected to early terminate its $10.0 million revolving GE/EJ Credit Agreement with EJ Funds.  The Company had not borrowed against the GE/EJ Credit Agreement since repaying its outstanding balance in the first quarter of 2010.  Upon terminating the GE/EJ Credit Agreement, the Company expensed $1.2 million in remaining unamortized deferred financing costs related to the GE/EJ Credit Agreement. The Company incurred no fees or penalties related to its early termination of the GE/EJ Credit Agreement.

Subordinated Note Payable

On July 28, 2008, the Company borrowed $5.0 million from The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the sole trustee and sole beneficiary of which is Dr. John N. Kapoor, the Company’s Chairman of the Board of Directors and the holder of a significant stock position in the Company, in return for issuing the trust a Subordinated Promissory Note (“Subordinated Note”). The Subordinated Note accrued interest at a rate of 15% per year and was due and payable on July 28, 2009.

On August 17, 2009, the Company refinanced its $5.0 million subordinated debt payable to the Kapoor Trust. The principal amount of $5.0 million was increased to $5.9 million to include accrued interest through August 16, 2009.  The annual interest rate remained unchanged at 15% with interest on the refinanced note due and payable monthly.  The term of the Subordinated Note was extended by an additional five years and was due and payable on August 17, 2014. As part of this refinancing agreement, the Company issued the Kapoor Trust an additional 2,099,935 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing market price of the Company’s stock on August 14, 2009.

On December 16, 2010, the Company voluntarily prepaid the principal of the Subordinated Note, along with a 10% early payment fee and all accrued interest.  The Company’s total cash payment on December 16, 2010, including principal, accrued interest, and the early payment fee, was $6.5 million.  Upon completing this early payment, the Company expensed the remaining $1.2 million unamortized balance of the $1.6 million in deferred financing costs that it incurred when the Subordinated Note was refinanced.

Note G — Common Stock

Private Placement with Serum Institute of India Ltd.

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

PIPE Warrants

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

Note H — Earnings per Common Share

Basic net income (loss) per common share is based upon the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and the conversion feature of convertible notes using the treasury stock method. For the year 2009, the assumed exercise of any of these securities would have been anti-dilutive.  Accordingly, the diluted loss per share equals the basic loss per share for that year.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSAs, (iii) warrants that are in-the-money, and (iv) shares potentially issuable upon conversion of the Notes.  The Company will include in dilutive securities incremental shares issuable related to the Notes to the extent that the conversion value of the notes exceeds $1,000.  For the year 2011, the average trading price of the Company’s common stock was below the Conversion Price.  Accordingly, there were no incremental dilutive shares related to the Notes.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	2011	2010	2009
Net income (loss)	$43,013	$21,824	$(25,306)
Net income (loss) per share:
Basic	$0.45	$0.24	$(0.28)
Diluted	$0.41	$0.22	$(0.28)

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	94,549	92,801	90,253
Dilutive securities:
Stock options and unvested RSAs	3,281	1,684	—
Stock warrants	6,082	4,765	—
Total dilutive securities	9,363	6,449	—

Weighted average diluted shares outstanding	103,912	99,250	90,253

Note I — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $2,361,000, $1,985,000, and $1,779,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating and capital leases in place as of December 31, 2011 (in thousands):

Year ending December 31,
2012	$2,093
2013	1,920
2014	1,940
2015	1,954
2016	1,780
2017 and thereafter	1,928
Total	$11,615

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

      The Company entered into a six-year building lease, which commenced on February 1, 2010, for an R&D facility within the Illinois Science & Technology Park in Skokie, Illinois.  The Company’s total base rent commitment over the six-year life of this lease is approximately $1,041,000.

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

Note J — Stock Options, Employee Stock Purchase Plan and Restricted Stock

Stock Option Plan

The Company maintains stock options plans that allow the Company’s Board of Directors to grant stock options to eligible employees, officers and directors.  The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by the Company’s Board of Directors on November 6, 2003 and approved by its stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options were granted, none of which remain outstanding as of December 31, 2011.  On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides the Company with the ability to grant other types of equity awards to eligible participants besides stock options. Commencing May 27, 2005, all new awards have been granted under the Amended 2003 Plan.  The aggregate number of shares of the Company’s common stock initially approved for issuance pursuant to awards granted under the Amended 2003 Plan was 5,000,000.  On August 7, 2009, the Company’s stockholders voted to increase this figure to 11,000,000 at the recommendation of the Company’s Board of Directors, and on December 31, 2011 voted to increase the available shares by another 8,000,000, to 19,000,000 in total.  Under the Amended 2003 Plan, 14,286,000 options have been granted to employees and directors, 868,000 options have been exercised, 4,018,000 options have been canceled, and 9,399,000 remain outstanding as of December 31, 2011.  Options granted under the 2003 Stock Option Plan and the Amended 2003 Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and generally vest ratably on each grant date anniversary over a period of three years and expire five years from date of issuance.

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

On November 19, 2009, the Company completed a tender offer to employees (the “Option Exchange Program”), allowing eligible employees to exchange their existing out-of-the-money vested and unvested options for an equal number of new options granted at a per share price equal to the greater of $1.34 or the closing price of the Company’s stock on November 19, 2009, the date the Option Exchange Program expired.  The Option Exchange Program applied to any outstanding shares granted prior to February 27, 2009 under the 2003 Stock Option Plan or the Amended 2003 Plan.  Under the terms of the Option Exchange Program, new options were issued with the same vesting schedule and duration as the surrendered options, except that the clock on both vesting and termination was restarted on November 19, 2009.  Accordingly, in certain cases, vested options were exchanged for unvested options.  A total of 1,637,652 options were surrendered and exchanged under the Option Exchange Program.  The grant price on the new options was $1.60 per share, the closing price of the Company’s common stock on November 19, 2009.

The Company recorded stock option compensation expense of $4,947,000, $2,677,000 and $2,044,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  The Company uses the single-award method for allocating the compensation cost to each period.

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

The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2011	2010	2009
Expected Volatility	75% -76%	78% - 80%	78% - 81%
Expected Life (in years)	3.8	3.9	3.9
Risk-free interest rate	1.3% - 2.0%	1.2% - 2.4%	1.8% - 2.5%
Dividend yield	—	—	—
Fair value per stock option	$3.71	$1.62	$0.79

A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,684	5.20
Granted (1)	5,110	1.37
Exercised	(2)	1.60
Forfeited (1)	(3,635)	5.09
Outstanding at December 31, 2009	5,157	1.49
Granted	3,264	2.56
Exercised	(257)	1.76
Forfeited	(204)	3.36
Outstanding at December 31, 2010	7,960	1.87
Granted	2,030	6.63
Exercised	(454)	1.93
Forfeited	(137)	2.30
Outstanding at December 31, 2011	9,399	2.89	3.25	$77,371,000
Exercisable at December 31, 2011	3,989	1.85	2.89	$36,993,000

(1)
Option Granted and Forfeited for 2009 include 1,637,652 out-of-the-money options surrendered on November 19, 2009 in exchange for new options granted at $1.60 per share, pursuant to the Option Exchange Program.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised was $3,061,000, $692,000 and $1,000 for the years ended December 31, 2011, 2010, and 2009, respectively. As a result of the stock options exercised, the Company received cash and recorded additional paid-in-capital of $867,000, $452,000 and $3,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the total amount of unrecognized compensation cost related to non-vested stock options was $8,238,000 which is expected to be recognized as expense over a weighted-average period of 1.6 years.

Under the Amended 2003 Plan, the Company may grant restricted stock awards to certain employee and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  The Company granted restricted stock awards valued at $294,000 during 2009.  No restricted stock awards were granted in 2010 or 2011.

In total, the Company recognized compensation expense of $17,000, $60,000 and $318,000 during the years ended December 31, 2011, 2010 and 2009, respectively, related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	125	$5.74
Granted	185	1.59
Vested	(202)	3.55
Canceled	—	—
Nonvested at December 31, 2009	108	$2.73
Granted	—	—
Vested	(25)	4.34
Canceled	(55)	2.43
Nonvested at December 31, 2010	28	$1.89
Granted	—	—
Vested	(15)	2.34
Canceled	—	—
Nonvested at December 31, 2011	13	$1.34

Employee Stock Purchase Plan

The Akorn, Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions.  During the quarter ended December 31, 2009, the ESPP was amended slightly to make it qualify under Section 423 of the Internal Revenue Code (“IRC”).  Employees who elect to participate in the ESPP may withhold from 1% to 15% of base wages toward the purchase of stock.  Shares are purchased at a 15% discount off the lesser of the market price at the beginning or the ending of the applicable offering period.  Per IRC rules, annual purchases per employee are limited to $25,000 worth of stock, valued as of the beginning of the offering period.  Accordingly, given the 15% discount, employees may withhold no more than $21,250 per year toward the purchase of stock under the ESPP.

A maximum of 2,000,000 shares of the Company’s common stock may be acquired under the terms of the ESPP.  Including shares issued in early 2012 related to 2011 employee participation, a total of 1,219,201 shares have been issued thus far under the ESPP, leaving 780,799 shares available for future issuance.  The Company issued 71,000, 128,000 and 197,000 shares of stock related to employee participation in the 2011, 2010 and 2009 ESPP offering periods, respectively.  For the years ended December 31, 2011 and 2010, the Company recorded compensation expense of $195,000 and $187,000, respectively.

Note K — Income Taxes

The income tax provision consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2011
Federal	$—	$(460)	$(460)
State	2,704	(3,951)	(1,247)
	$2,704	$(4,411)	$(1,707)
Year ended December 31, 2010
Federal	$(47)	$—	$(47)
State	199	—	199
	$152	$—	$152
Year ended December 31, 2009
Federal	$—	$—	$—
State	2	—	2
	$2	$—	$2

Income tax expense (benefit) differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 35% in 2011 and 34% in 2010 and 2009 to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Computed “expected” tax expense (benefit)	$14,457	$7,472	$(8,604)
Change in income taxes resulting from:
State income taxes, net of federal income tax	2,217	1,180	(1,217)
Other, net	(876)	5,686	1,207
Valuation allowance change	(17,505)	(14,186)	8,616
Income tax expense (benefit)	$(1,707)	$152	$2

Net deferred income taxes at December 31, 2011 and 2010 include (in thousands):

	December 31, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Net operating loss carry-forward	$2,130	$2,612	$14,233	$1,553
Stock-based compensation	—	2,954	—	1,483
Deferred gain – Joint Venture Company	—	—	5,197	—
Reserve for product returns	1,972	—	1,344	—
Inventory valuation reserve	1,387	—	699	—
Other	2,664	312	2,478	1,027
Total deferred tax assets	8,153	5,878	23,951	4,063

Deferred tax liabilities:
Unamortized discount – convertible notes	—	(7,455)	—	—
Depreciation & amortization – tax over book	—	(2,165)	—	(2,247)
Total deferred tax liabilities	—	(9,620)	—	(2,247)

Net deferred income tax asset (liability)	8,153	(3,742)	23,951	1,816

Valuation allowance	—	—	(23,951)	(1,816)

Deferred taxes, net of valuation allowance	$8,153	$(3,742)	$—	$—

      The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined the amount of the net deferred income tax assets that are more likely than not to be realized. Based upon its analysis as of December 31, 2010, the Company established a valuation allowance to reduce the net deferred income tax assets to zero.  However, in the quarter ended September 30, 2011, the Company determined that based on recent earnings history and future projections, it would be expected to realize the full net value of its deferred tax assets.  Accordingly, the Company reversed its valuation allowances in that quarter.  This reversal accounts for the Company’s net income tax benefit recorded for the year 2011.

      The Company’s net operating loss (“NOL”) carry-forwards primarily relate to the remaining unused NOLs incurred during the decade of the 2000’s.  The Company’s unused state NOL carry-forwards are disproportionately large compared to its Federal NOL carry-forward due to suspension of the use of NOL carry-forwards for 2009 and 2010 in California and for 2011, 2012 and 2013 in Illinois.  The Federal NOL carry-forward balance of $3.3 million at December 31, 2011 does not expire until 2029 and is expected to be fully utilized in 2012.  The state NOL carry-forwards of $2.8 million do not begin to expire until 2014, and include $2.2 million in Illinois, all of which is due to expire from 2021 to 2025.  Most of the Company’s remaining state NOL carry-forwards relate to California and New Jersey and expire as follows:  $0.3 million in 2014 and 2015 combined; $0.1 million from 2016 through 2024; and $0.2 million in 2028 and 2029 combined.

In addition to the deferred tax assets listed in the table above, the Company has $1.4 million of unrecorded tax benefit as of December 31, 2011 attributable to the difference between the allowable tax deductions for stock issued under the Company’s stock compensation plans and the applicable financial statement expense related to those awards.  Although not recognized for financial reporting purposes, this unrecognized tax benefit is available to reduce future taxable income. The current and noncurrent net operating loss carry-forwards listed above are net of $1.2 million and $0.2 million, respectively, related to this unrecorded tax benefit.

The Company’s U.S. federal income tax returns filed for years 2008 through 2010 are open for examination by the Internal Revenue Service.  The majority of the Company’s state and local income tax returns filed for years 2008 through 2010 are open for examination.  In Illinois, only the Company’s 2009 and 2010 corporate income tax returns remain open for examination.

In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company performs reviews of its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax position are deemed to fall short of that standard, the Company reserves based on the financial exposure and the likelihood of its tax positions not being sustained.  Based on its review as of and for the year ended December 31, 2011, the Company concluded that all of its tax positions were more likely than not to be sustained upon review.

Note L — Retirement Plan

All Akorn employees are eligible to participate in the Company’s 401(k) Plan. During the years ended December 31, 2011, 2010 and 2009, plan-related expense totaled $545,000, $138,000 and $156,000, respectively. The employer’s matching contribution is a percentage of the amount contributed by each employee and is funded on a current basis.  During the first four months of 2009, the Company matched 50% of the first 6% of gross wages set aside by each participating employee for contribution under the Company’s 401(k) Plan.  The Company suspended its 401(k) match from May 1, 2009 through March 31, 2010.  Effective April 1, 2010, the Company reinstituted a matching contribution at a rate of 25% of the first 6% contributed by employees.  On January 1, 2011, the Company increased its matching contribution back to 50% of the first 6% contributed.

Note M — Segment Information

During the three-year period ended December 31, 2011, the Company reported results for four segments:

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

The Company’s reportable segments are based upon internal financial reports that aggregate certain operating information. The Company’s chief operating decision maker, as defined in ASC Topic 280, Segment Reporting (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), is its chief executive officer, or CEO. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information.  The biologics & vaccines segment was reported until the Company exited this segment in the quarter ended March 31, 2010.  The other three segments have been reported for the entire three-year period ended December 31, 2011.

Selected financial information by segment is presented below (in thousands):

	Years ended December 31,
	2011	2010	2009
REVENUES
Ophthalmic	$68,591	$32,750	$20,169
Hospital drugs & injectables	55,077	28,872	16,456
Contract services	13,252	19,606	8,155
Biologics & vaccines	—	5,181	31,111
Total revenues	$136,920	$86,409	$75,891

GROSS PROFIT
Ophthalmic	$43,054	$19,453	$5,135
Hospital drugs & injectables	30,057	13,706	2,744
Contract services	6,578	7,244	1,304
Biologics & vaccines	—	2,062	6,489
Total gross profit	$79,689	$42,465	$15,672

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

During 2011, 2010 and 2009, approximately $5,319,000, $1,139,000 and $818,000 of the Company’s net revenue, respectively, was from customers located in foreign countries.

Note N — Commitments and Contingencies

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

(ii)  On December 22, 2011, the Company acquired the rights to three NDA products from H. Lundbeck A/S ("Lundbeck").  The Company paid $45.0 million in initial consideration at closing and has a commitment to pay additional consideration of $15.0 million to Lundbeck on December 22, 2014, the third anniversary of the acquisition date.

Both the initial $45.0 million paid at closing and the additional $15.0 million are subject to claw-back provisions if sales of the three underlying products fail to achieve certain minimum amounts specified in the Lundbeck Agreement.  The discounted value of the additional consideration has been recorded by the Company as a long-term liability on its December 31, 2011 balance sheet.  The liability was discounted at 9.0% to a value of $11.3 million.  The discount rate of 9.0% reflects the Company’s approximate cost of long-term capital.

As part of the Lundbeck Agreement, the Company assumed Lundbeck’s obligations under a supply agreement with the third party manufacturer of two of the three products acquired.  The supply agreement commits the Company to purchase $12.9 million in product over the next four years.  The Company determined that its commitment under this contract required it to purchase more product than it anticipates being able to sell.  Accordingly, as part of the initial accounting for the Lundbeck Agreement, the Company recorded a long-term liability of $2.5 million, which equals the estimated present value of the unfavorable contract terms.

Also included within the Lundbeck Agreement is a commitment to pay royalties to Lundbeck based on the Company’s future sales of a generic form of one of the acquired products.  This commitment is more fully described in Note Q – Business Combinations and Other Strategic Investments.  The dollar amount of this commitment is not estimable since it is subject to future sales volumes, prices and margins for the applicable product.

(iii) The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.

Each strategic business agreement includes a future payment schedule for contingent milestone payments and in certain strategic business agreements, minimum royalty payments.  The Company will be responsible for contingent milestone payments and minimum royalty payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments or minimum royalty payments is individually material to the Company.  These costs, when realized, will be reported as part of research and development expense or as a component of cost of sales in the Company’s Consolidated Statement of Income.

The table below summarizes contingent potential milestone payments due to strategic partners in the years 2012 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2012	$5,424
2013	5,577
Total	$11,001

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

(v)  On April 15, 2009, the Company entered into the MBL Settlement Agreement, which obligated the Company to pay MBL a total of $10,500,000, consisting of $5,750,000 of existing liabilities plus an additional $4,750,000 in consideration of amendments to the MBL Distribution Agreement.  The balance due was to be paid in accordance with a periodic payment schedule through June 30, 2010.  The Company completed all payments as scheduled and has no further financial commitments to MBL.  Following is background information regarding the MBL Settlement Agreement and the Company’s relationship with MBL.

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

Note O — Supplemental Cash Flow Information (in thousands)

	Year ended December 31,
	2011	2010	2009
Leasehold improvements funded by lessor	$22	$—	$—
Assets acquired through capital lease	—	84	—
Interest and taxes paid:
Interest paid	2,125	1,008	931
Income taxes paid	2,778	100	3

Note P — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which converges the presentation of other comprehensive income (OCI) in financial statements prepared under US GAAP and International Financial Reporting Standards (IFRS). This guidance would require disclosure of reclassification adjustments from OCI to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 , which deferred the effective date of this guidance to fiscal years beginning after December 15, 2011, with early election permitted. The Company will adopt ASU 2011-05 and make the required disclosures in fiscal year 2012.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (ASC Topic 350), Testing Goodwill for Impairment, which added a simplified alternative method for performing annual goodwill impairment tests. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the assessment indicates that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company no longer has to perform the two-step impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or operating results.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was intended by the FASB and the International Accounting Standards Board (IASB) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs). Additional disclosures required by this amendment include information about transfers between Level 1 and Level 2 instruments, information regarding the sensitivity of Level 3 instruments, and categorization by level of items that are not measured at fair value in the statement of financial position (but for which disclosure of fair value is still required). The guidance is effective prospectively for fiscal years beginning after December 15, 2011 and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or operating results.

Note Q – Business Combinations and Other Strategic Investments

AVR Acquisition

On May 3, 2011, the Company purchased all the outstanding shares of stock of Advanced Vision Research, Inc. (“AVR”), paying $26,011,000 in cash, net of cash held by AVR.  The acquisition of AVR is being accounted for as a business combination.  The purchase price is subject to adjustment based on a working capital guarantee contained in the purchase agreement.  During the quarter ended September 30, 2011, the Company paid an additional $723,000 to reimburse the sellers for the net cash balance in AVR’s bank accounts as of the acquisition date, as required by terms of the purchase agreement.  Akorn has further agreed to reimburse AVR Business Trust, Advanced Vision Research, Inc., Advanced Vision Pharmaceuticals, LLC , and the Shareholders of AVR Business Trust (collectively, the “Sellers”) for any incremental income tax expense they should incur related to the parties making an Internal Revenue Code (“IRC”) Section 338(h)(10) election.  In relation to this agreement, the Company paid $734,000 to the Sellers at closing, which represents the Seller’s initial estimate of their incremental income tax burden as a result of the IRC Section 338(h)(10) election.

The acquisition of AVR is a strategic extension of the Company’s ophthalmic business, allowing the Company to expand its presence in the OTC eye care product space.  The Company is leveraging its existing operating infrastructure that markets products to ophthalmologists, optometrists, and retailers nationwide and also expects to attain cost savings and synergies as the Company continues to integrate the AVR business into its existing operations.

AVR markets a line of OTC eye care products under the TheraTears® brand name.  Akorn had been a contract manufacturer of certain TheraTears® products since 2008.  During 2011, 2010 and 2009, the Company generated revenues of $607,000, $2,113,000 and $1,248,000 from the sale of TheraTears® products to AVR.

Subsequent to its acquisition on May 3, 2011, AVR generated revenues during 2011 of $14.0 million included within the Company’s ophthalmic segment revenue, and generated operating income of approximately $2.0 million.
The following table sets forth the allocation of purchase price for AVR.  The figures presented below are subject to resolution of working capital adjustments and final calculation of the amount due the Sellers to cover their incremental tax burden related to the IRS Code Section 338(h)(10) election discussed above:

The following table sets forth the allocation of purchase price for AVR.  The figures presented below are subject to resolution of working capital adjustments and final calculation of the amount due the Sellers to cover their incremental tax burden related to the IRS Code Section 338(h)(10) election discussed above:

PURCHASE PRICE:	(in thousands)
Cash paid	$26,734
Estimated additional consideration due	181
Assumed liabilities	3,346
Total purchase price	$30,261

ALLOCATION OF PURCHASE PRICE:
Accounts receivable, net	$611
Inventories, net	3,407
Prepaid expenses and other current assets	730
Property and equipment	250
Goodwill	11,863
Trademarks and technology	9,500
Customer relationships	3,900
Total allocation of purchase price	$30,261

The Company identified Trademarks and technology and Customer relationships as finite-lived intangible assets acquired as part of the AVR acquisition.  Both of these assets were valued based on the projected net present value of future cash flows generated from these assets.  Goodwill represents both expected synergies and intangible assets that do not qualify for separate recognition and equals the excess of purchase price over the value of the identifiable tangible and intangible assets acquired.  The fair value of inventory was determined based on its net realizable value which was adjusted to include all net costs allocable to the manufacturing effort,
For income tax purposes, the Company will be able to deduct the goodwill and other intangible assets resulting from the acquisition ratably over 15 years.  Goodwill will not be amortized for book purposes but will be subject to impairment testing.  Other intangible assets are being amortized straight-line over their estimated useful lives, which for Trademarks and technology is 30 years and for Customer relationships is 15 years.

Gross accounts receivable of $2,693,000 acquired as part of the AVR acquisition were recorded net of the following reserves: (i) product returns of $1,845,000; (ii) doubtful accounts of $187,000, and (iii) cash discounts of $50,000.  The product returns reserve is an estimate of future returns of all products historically sold that are still potentially subject to return by the customer.

Lundbeck Products

On December 22, 2011, the Company entered into an Asset Sale and Purchase Agreement (the “Lundbeck Agreement”) to acquire the NDA rights to three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (“Lundbeck”) for an estimated purchase price of approximately $63.4 million (the “Lundbeck Acquisition”).  Per terms of the Lundbeck Agreement, the Company made an upfront payment of $45.0 million.  The Company also acquired inventory from Lundbeck for a price of $4.6 million, which was paid early in 2012.  The Company will owe a subsequent milestone payment of $15.0 million in cash to Lundbeck on the third anniversary of closing of the Lundbeck agreement.  The initial purchase consideration and the subsequent milestone payment are subject to a reduction if certain sales targets are not met in the first three years and the subsequent three years post closing. The acquired products include Nembutal®, a Schedule II controlled drug, Diuril® and Cogentin®.  This acquisition adds to the Company’s portfolio of injectable drug products, allowing the Company to leverage its existing sales infrastructure to promote sales of these products.

The Company has determined that the acquired assets do represent a “business” as defined per Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Lundbeck Acquisition as a business combination.

During the post-acquisition period of December 22-31, 2011, sales of the products acquired from Lundbeck contributed revenue of $829,000 and gross profit of $745,000 to the Company’s consolidated financial results for 2011.

The following table sets forth the Company’s preliminary allocation of purchase price as of December 31, 2011 for the Lundbeck Acquisition (in thousands):

PURCHASE PRICE:
Cash paid at closing on December 22, 2011	$45,000
Cash payable for acquired inventory	4,559
Present value of contingent consideration	11,300
Assumed liability – unfavorable contract	2,541
Total Purchase Price	$63,400

ALLOCATION OF PURCHASE PRICE:
Product licensing rights	$59,525
Inventory	3,825
Fixed assets	50
Total Allocation of Purchase Price	$63,400

The Company identified Product licensing rights as the only intangible assets acquired in the Lundbeck Acquisition, and expects to amortize this intangible asset straight-line over a 15- year period, which represents the anticipated useful life of the acquired products.  The contingent consideration of $15.0 million was discounted to present value using a 9% discount rate, which takes into account the Company’s cost of long-term credit.  The “Assumed liability – unfavorable contract” is in relation to a supply agreement assumed by the Company which obligates the Company to acquire more inventory of one of the three acquired products than the Company projects it would be able to sell based on historical sales volumes and future projections.  This liability has been discounted in determining its fair value.

The acquired inventory has been valued below its acquisition cost based on the Company’s determination that not all of the acquired inventory can be sold at least six months prior to its expiration.

The Lundbeck Agreement commits the Company to paying royalties to Lundbeck based on the Company’s future sales of a generic form of one of the acquired products.  There is currently a generic form of this product on the market.  The Lundbeck Agreement assumes that the Company will be developing a competing generic, and calls for payment of royalties equal to 55% of the gross profit margin on sales of this product for a period of six years following the Company’s initial sale of this generic product.  For purposes of the royalty calculation, brand sales in excess of a specified annual unit volume will be treated as generic sales and will therefore be subject to royalties.  The dollar amount of this royalty commitment cannot be known, as it is subject to future sales prices, volumes and margins.

The unaudited pro forma results presented below reflect the consolidated results of operations of the Company as if the AVR and Lundbeck acquisitions had taken place at the beginning of each period presented below.  The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition.  To better reflect the combined operating results, material non-recurring charges directly attributable to the transaction have been excluded.  In addition, the unaudited pro forma financial information does not reflect the impact of any actual or anticipated synergies expected to result from the transaction. Accordingly, the unaudited pro forma financial information is not necessarily indicative of results of operations as they would have been had the transaction been effected on the assumed date (in thousands, except per share amounts):

	2011	2010
Revenues:
Akorn	$136,920	$86,409
AVR pro forma	6,351	17,881
Lundbeck pro forma	39,946	34,748
Pro forma revenue	$183,217	$139,038

Net income (loss):
Akorn	$43,013	$21,824
AVR pro forma	608	(1,737)
Lundbeck pro forma	17,405	14,224
Pro forma net income (loss)	$61,026	$34,311

Net income (loss) per diluted share:
Akorn	$0.41	$0.22
AVR pro forma	0.01	(0.02)
Lundbeck pro forma	0.17	0.15
Pro forma net income (loss) per diluted share	$0.59	$0.35

Other Strategic Investments

       On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement (the “Aciex Agreement”) to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), based in Westborough, MA, for $8.0 million in cash.  Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement (the “Aciex Amendment”) to acquire additional shares of Series A-2 Preferred Stock in Aciex for approximately $2.0 million in cash.  The Company’s investment in Aciex is being carried at cost on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2011.  Aciex is an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consists of both clinical stage assets and pre-Investigational New Drug stage assets.  The investments detailed above have provided the Company with an ownership interest in Aciex of below 20%.  The Aciex Agreement and Aciex Amendment contain certain customary rights and preferences over the common stock of Aciex and further provide that the Company shall have the right to a seat on the Aciex board of directors.

During 2011, the Company paid $5,678,000 for the acquisition of drug product licensing rights (NDA and ANDA rights) from various entities. Along with the product rights, the Company also acquired inventory valued at $347,000.  The Company has committed itself to paying an additional $875,000 upon the completion of certain milestones related to site transfer to a Company manufacturing facility of one of the acquired drug products.  This future obligation has been recorded as a liability on the Company’s books at its net present value.

On October 5, 2011, the Company, through its wholly-owned subsidiary, Akorn India Private Limited, entered into a Business Transfer Agreement with Kilitch Drugs (India) Limited (“Kilitch”) to acquire Kilitch’s manufacturing complex in Paonta Sahib, Himachal Pradesh, India, along with its ongoing book of business and selected other assets.  This acquisition closed on February 28, 2012.  (See Note W – Subsequent Events for further details.)

Note R — Unconsolidated Joint Venture

The Company has been a 50% partner in a joint venture agreement with an Indian drug development company since September 2004.  This joint venture launched its first product in 2008 and generated revenue from 2008 until its business assets were sold and transferred in the second quarter of 2011.  While the joint venture still exists legally, it ceased operations upon the sale and transfer of its business assets to Pfizer, Inc. (“Pfizer”), which transfer was completed in the second quarter of 2011.

On September 22, 2004, the Company entered into a joint venture agreement with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for the U.S. hospital and retail markets.  The joint venture operated in the form of a Delaware limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”). Strides was responsible for developing, manufacturing and supplying products under an Original Equipment Manufacturer Agreement between it and the Joint Venture Company. The Company was responsible for sales and marketing of the products under an exclusive Sales and Marketing Agreement with the Joint Venture Company. Under the terms of the joint venture agreement, the Company earned a fee from the Joint Venture Company equal to 7.5% of net sales for these services.  The Joint Venture Company launched its first commercialized product in 2008.  To supplement Strides’ manufacturing capabilities, during 2010 the Company began manufacturing one Joint Venture Company product in its Decatur, Illinois manufacturing plant.  The Company recorded revenue of $830,000 and $1,854,000 in 2011 and 2010, respectively, related to sales of this product to the Joint Venture Company.

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

On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its ANDAs to Pfizer for $63.2 million in cash (the “Pfizer ANDA Sale”).  In accordance with an amendment to the joint venture operating agreement, the Company and Strides agreed to an uneven split of the proceeds, with the Company receiving $35.0 million, or approximately 55.4% of the sale proceeds, and Strides receiving $28.2 million, or approximately 44.6%.  Costs of $103,000 related to the sale were allocated to each partner in the same proportion as the sales proceeds.  Transfer of ownership of the ANDAs took place in two steps.  On the initial closing date of December 29, 2010, the ANDAs of all dormant and in-development products owned by the Joint Venture Company were transferred to Pfizer.  On May 1, 2011, ownership of the ANDAs for products actively-marketed by the Joint Venture Company transferred to Pfizer.  This arrangement allowed the Joint Venture Company time to liquidate existing inventory of the actively-marketed products and allowed Pfizer the opportunity to manufacture and label its own stock.  No assets or liabilities of the Joint Venture Company other than its ANDA rights were transferred to Pfizer.  The Joint Venture Company essentially ceased operations in the second quarter of 2011, though it will continue to exist for some time while its remaining assets and liabilities are liquidated and any potential future product returns have been processed.  The impact of any future adjustments to the Joint Venture Company’s reserve for product returns or other accrued liabilities is not expected to be material to the Company’s results of operations in those future periods.

The Joint Venture Company recorded a total gain of approximately $63.1 million from the Pfizer ANDA Sale, of which approximately $38.9 million, or 61.7%, was recognized in the fourth quarter of 2010 and the remaining $24.2 million, or 38.3%, was recognized in the second quarter of 2011.  During the years ended December 31, 2011 and 2010, the Company recorded $14.6 million and $23.4 million, respectively, as its equity in earnings of the Joint Venture Company.

The following tables sets forth a condensed statements of income for the three years ended December 31, 2011 and condensed balance sheets as of December 31, 2011 and 2010 for Akorn-Strides, LLC, along with information regarding the amount of earnings allocated to each member-partner of the LLC (in thousands):

CONDENSED STATEMENTS OF INCOME

	(Unaudited)
	Year ended December 31,
	2011	2010	2009
REVENUES	$6,364	$16,260	$10,910
Cost of sales	3,562	11,200	6,408
GROSS PROFIT	2,802	5,060	4,502
Operating expenses	499	1,447	1,307
OPERATING INCOME	2,303	3,613	3,195
Gain from Pfizer ANDA Sale	24,160	33,937	—
INCOME BEFORE INCOME TAXES	26,463	42,550	3,195
Income tax (benefit) / provision	(38)	4	35
NET INCOME	$26,501	$42,546	$3,160

CONDENSED BALANCE SHEETS

	(Unaudited)
	December 31,
	2011	2010
ASSETS
Cash	$859	$1,205
Trade accounts receivable, net	—	2,701
Inventories, net	—	2,239
Other assets	75	—
TOTAL ASSETS	$934	$6,145

LIABILITIES & MEMBERS’ EQUITY (DEFICIT)
Trade accounts payable & other accrued liabilities	$543	$75
Accounts payable - members	28	1,870
Deferred gain on Pfizer ANDA Sale	—	24,160
TOTAL LIABILITIES	571	26,105

Members’ equity (deficit), net of advances	363	(19,960)
TOTAL LIABILITIES & MEMBERS’ EQUITY (DEFICIT)	$934	$6,145

Trade accounts payable & other accrued liabilities as of December 31, 2011 primarily consists of accruals for potential product returns which may occur until sometime after the expiration dates of the applicable products.

Other Strategic Business Alliances

On March 22, 2007, the Company entered into the MBL Distribution Agreement with MBL for distribution of Td vaccines.  MBL manufactures the Td vaccine products and the Company markets and distributes these products in the United States and Puerto Rico.  The agreement originally provided the Company exclusive distribution rights, but the MBL Distribution Agreement was converted to a non-exclusive agreement on March 27, 2009 pursuant to the terms of a letter agreement signed as of that date.  On December 14, 2009, MBL delivered to the Company a ninety-day notice of termination of the MBL Distribution Agreement.  Accordingly, the Company has terminated the distribution of Td vaccines as of March 14, 2010.  The Company recorded revenues from its sales of Td vaccine products totaling $5,181,000 and $29,700,000 for the years ended December 31, 2010 and 2009, respectively.

Note S — Customer, Supplier and Product Concentration

Customer Concentration

In 2011, 2010 and 2009, a significant portion of the Company’s gross and net sales reported for its Ophthalmic and Hospital drugs & injectables segments were through three large wholesale drug distributors, and a significant portion of  the Company’s accounts receivable as of December 31, 2011, 2010 and 2009 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

      The following table sets forth the percentage of the Company’s gross and net sales and gross accounts receivable attributable to these three distributors for the periods indicated:

	2011			2010			2009
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
AmerisourceBergen	23%	23%	29%	24%	17%	32%	25%	21%	44%
Cardinal	27%	25%	34%	25%	17%	31%	21%	19%	21%
McKesson	16%	15%	9%	15%	11%	7%	16%	14%	6%
Total	66%	63%	72%	64%	45%	70%	62%	54%	71%

If sales to Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

Supplier Concentration

During the years 2010 and 2009, purchases of Tetanus-diphtheria vaccine (“Td vaccine”) from the Massachusetts Biological Laboratory of the University of Massachusetts (“MBL”) represented 14% and 38% of the Company’s purchases in those years, respectively.  In 2010 and 2009, MBL was the Company’s sole supplier of Td vaccine for its vaccine segment.  The Company ceased distribution of Td vaccines in the first quarter of 2010 upon termination of the MBL Distribution Agreement.  No other supplier represented 10% or more of the Company’s purchases in 2010 or 2009.

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

Product Concentration

During the year 2011, one of the Company’s ophthalmic products, erythromycin ointment, represented 10.4% of the Company’s total net revenue for the year.  No other product represented 10% or more of the Company’s net revenue in 2011, 2010 or 2009.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.  As a result of recent business combinations, the Company does not anticipate that erythromycin ointment will represent 10% or more of its revenues in 2012.

Note T — Related Party Transactions

The Company has engaged in various related party transactions with John N. Kapoor, Ph.D, Chairman of the Company’s Board of Directors and a significant holder of the Company’s common stock.

On March 3, 2010, the Company entered into an 8-year agreement with EJ Financial for their sub-lease of a portion of the Company’s corporate offices in Lake Forest, Illinois.  This sub-lease commenced on April 1, 2010.  Per the terms of the sub-lease agreement, EJ Financial pays base monthly rent plus a proportionate share of common area maintenance costs.  During 2011 and 2010, EJ Financial paid the Company approximately $103,000 and $76,000, respectively, related to this sub-lease.

From March 31, 2009 until June 17, 2011, the Company was party to a revolving credit facility for which the lender was EJ Funds LP ("EJ Funds"), a company controlled by Dr. Kapoor.  On March 31, 2009, the Company consented to an Assignment Agreement between GE Capital and EJ Funds which transferred all of GE Capital’s rights and obligations under its existing $25.0 million GE Credit Agreement to EJ Funds.  Dr. Kapoor is the president of EJ Financial Enterprises, Inc., a healthcare consulting and investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.  In connection with the Assignment Agreement, on April 13, 2009 the Company entered into a Modification, Warrant and Investor Rights agreement that reduced the loan commitment to $5.65 million.  Subsequently, on August 17, 2009, the parties agreed to increase the loan commitment to $10.0 million.  The Company repaid its outstanding balance under the facility in March 2010 and elected to early terminate the credit agreement on June 17, 2011.

From July 28, 2008 until December 16, 2010, the Company held a Subordinated Note payable to the Kapoor Trust, of which Dr. Kapoor is the sole trustee and beneficiary.  On July 28, 2008, the Company borrowed $5,000,000 from the Kapoor Trust pursuant to a one-year Subordinated Note bearing interest at an annual rate of 15%.  On August 17, 2009, the Subordinated Note was refinanced for an additional five years, establishing August 17, 2014 as the new due date.  In addition to the term extension, the principal amount was increased to $5,853,267 to include accrued interest through August 16, 2009, and the Company issued to the Kapoor Trust 2,099,035 warrants to purchase the Company’s common stock at an exercise price of $1.16 per share, the closing price of the Company’s stock at August 14, 2009.  The interest rate remained unchanged at 15% per year.  On December 16, 2010, the Company early paid the balance due on the Subordinated Note, along with a 10% early payment fee, thereby canceling the note.

Note U — Severance Charges

      Upon acquiring AVR on May 3, 2011, the Company entered into severance agreements with six of AVR’s existing employees.  The agreements promised a lump-sum severance payout if each employee would remain through a post-acquisition transition period dictated in each agreement.  Accordingly, severance expense was recorded ratably over the required transition period.  As of December 31, 2011, four of the employees have received their severance payments and the other two will receive their severance payments during 2012.  As of December 31, 2011, the accrued severance balance on the Company’s books was $317,000.  The Company expects to accrue the remaining severance expenses of $83,000 ratably over the first four months of 2012.

Note V – Selected Quarterly Financial Data (Unaudited)

				Net Income (Loss)
(In thousands, except per share amounts)	Revenues	Gross Profit	Operating Inc/(Loss)	Amount	Per Share Basic	Per Share Diluted
Year Ended December 31, 2011:
4th Quarter	$42,625	$25,575	$11,528	$5,733	$0.45	$0.41
3rd Quarter	36,703	21,978	9,354	13,524	0.14	0.13
2nd Quarter	32,148	17,883	6,676	17,946	0.19	0.17
1st Quarter	25,444	14,253	5,708	5,810	0.06	0.06
Year Ended December 31, 2010:
4th Quarter	$24,045	$12,759	$4,041	$23,747	$0.25	$0.23
3rd Quarter	21,659	11,415	3,989	3,990	0.04	0.04
2nd Quarter	20,185	9,863	1,417	(9,433)	(0.10)	(0.10)
1st Quarter	20,520	8,428	1,825	3,520	0.04	0.04

Note W – Subsequent Events

On February 28, 2012, the Company, through its wholly-owned subsidiary, Akorn India Private Limited, closed on its acquisition of selected assets of Kilitch Drugs (India) Limited (“Kilitch”).  The acquisition was pursuant to a Business Transfer Agreement (“BTA”) entered into between the Company and Kilitch on October 5, 2011.  The purchase price included $59.9 million paid in cash at closing (or shortly thereafter in the case of applicable taxes and duties) and potential additional consideration of approximately $4.0 million.  The primary assets acquired were Kilitch’s pharmaceutical manufacturing complex in Paonta Sahib, Himachal Pradesh, India and its ongoing book of business.  It currently manufactures pharmaceutical products primarily for contract customers in India and for export to other unregulated markets.  The Company’s plan is for this manufacturing plant to obtain FDA and other international certification so that it can manufacture product for export to the U.S. and other regulated markets.  Also acquired pursuant to the BTA were selected assets of NBZ Pharma Limited, a company affiliated with Kilitch, from which the Company acquired the rights to certain pharmaceuticals products that can be manufactured at the Paonta Sahib plant.

The allocation of purchase price for the acquired business has not been provided, as the Company has not completed its valuation of the acquired assets as of the date of filing of this Annual Report on Form 10-K.

      The unaudited pro forma results presented below reflect the estimated consolidated results of operations of the Company as if the acquisition of assets from Kilitch had taken place on January 1, 2011.  This unaudited pro forma financial information does not reflect the impact of any actual or anticipated synergies that may result from the transaction.  Accordingly, the unaudited pro forma financial information is not necessarily indicative of what the results of operations would have been had the Kilitch acquisition taken place on January 1, 2011 (amounts in thousands, except per share amounts):

2011 (unaudited)
Revenues	$156,863
Net income (loss)	44,550
Income (loss) per diluted share	$0.43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and the CFO have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, Company management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011. The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears above.

Changes in Internal Control Over Financial Reporting

In the fourth quarter ended December 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

Our board of directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and persons performing similar functions.  Our Code of Ethics is available on our website at www.akorn.com.

Remaining information required under this Item 10 is incorporated by reference to the sections entitled “I – Proposals – Proposal 1 – Elections of Directors”, “II – Corporate Governance and Related Matters” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2012 annual meeting.

Item 11. Executive Compensation.

Incorporated by reference to the sections entitled “II – Corporate Governance and Related Matters – Director Compensation” and “IV – Executive Compensation and Other Information” in the definitive proxy statement for the 2012 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the section entitled “III – Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2012 annual meeting.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference to the section entitled “II – Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2012 annual meeting.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to the section entitled “I – Proposals – Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2012 annual meeting.

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

(3)
Exhibits. Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

Exhibit No.	Description
2.1Ω
Asset Sale and Purchase Agreement dated December 22, 2011 between Oak Pharmaceuticals, Inc. and Lundbeck, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on December 30, 2011.

2.2Ω
Share Purchase Agreement, dated May 3, 2011, by and among Akorn, Inc., AVR Business Trust, Advanced Vision Research, Inc., Advanced Vision Pharmaceuticals, LLC, and the Shareholders of AVR Business Trust, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on May 9, 2011.

2.3
Business Transfer Agreement dated as October 6, 2011 among Akorn, Inc., Akorn India Private Limited, Kilitch Drugs (India) Limited, and members of the promoter group of the Kilitch Drugs (India) Limited, incorporated by reference to Exhibit 2.1 to Akorn Inc.’s report on Form 8-K filed on October 6, 2011.

3.1	Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004).

3.2	Amended and Restated By-laws of Akorn, Inc., incorporated by reference to Exhibit 3.2 to Akorn, Inc.’s Registration Statement on Form S-1 filed on June 14, 2005.

3.3	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on March 31, 2006 .

3.4	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on December 14, 2006 .

3.5	Amendment to Bylaws of Akorn, Inc., incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2007.

3.6	Certificate of Amendment to the Bylaws of Akorn, Inc., dated June 18, 2009, incorporated by reference to Exhibit 3.1 to our report on Form 8-K filed on June 24, 2009.

4.1
Form of Securities Purchase Agreement dated March 1, 2006, between Akorn, Inc. and certain investors incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 7, 2006.

4.2	Securities Purchase Agreement dated March 10, 2010, between Akorn, Inc. and Serum Institute of India Ltd, incorporated by reference to Exhibit 10.1 to our report on Form 8-K filed on March 16, 2010.

4.3	Akorn, Inc. Common Stock Purchase Warrant, dated April 13, 2009, in favor of EJ Funds LP, incorporated by reference to Exhibit 4.1 of Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

4.4
Modification, Warrant and Investor Rights Agreement, dated April 13, 2009, among Akorn, Inc., Akorn (New Jersey), Inc., and EJ Funds LP, incorporated by reference to Exhibit 4.2 to Akorn, Inc.’s report on Form 8-K filed on April 17, 2009.

4.5
Akorn, Inc. Common Stock Purchase Warrant, dated April 15, 2009, in favor of John N. Kapoor Trust dated 9/20/89, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on April 21, 2009.

4.6	Common Stock Purchase Warrant dated August 17, 2009, in favor of EJ Funds LP, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 21, 2009.

4.7
Common Stock Purchase Warrant dated August 17, 2009, in favor of John N. Kapoor Trust Dated 9/20/89, incorporated by reference to Exhibit 10.4 to Akorn, Inc.’s report on Form 8-K filed on August 21, 2009.

4.8
Offer to Exchange Certain Outstanding Stock Options For New Stock Options dated October 21, 2009, incorporated by reference to Exhibit (a)(1)(a) to the tender offer statement on Schedule TO-I filed on October 21, 2009.

4.9	Warrant, dated March 10, 2010, granted by Akorn, Inc. to Serum Institute of India Ltd, incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on March 16, 2010.

4.10
Registration Rights Agreement made and entered into as of August 17, 2009 by and among the Company, John N. Kapoor Trust Dated 9/20/89 and EJ Funds LP, incorporated by reference to Exhibit 10.5 of a Form 8-K filed on August 21, 2009.

4.11
Amended and Restated Registration Rights Agreement dated June 28, 2010, between Akorn, Inc. and The John N. Kapoor Trust Dated September 20, 1989 and EJ Funds LP, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 2, 2010.

4.12
Indenture dated as of June 1, 2011 by and between Akorn, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 3.50% Convertible Senior Note due 2016 (included as Exhibit A to the Indenture), incorporated by reference to Exhibit 4.1 to Akorn, Inc.’s report on Form 8-K filed on June 2, 2011.

10.1†	Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.35 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 .

10.2†
Form of Akorn, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.36 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.3†
Form of Akorn, Inc. Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.37 to Akorn, Inc.’s report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004.

10.4†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 8, 2012.

10.5†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Appendix B to the Akorn, Inc. definitive proxy statement on Schedule 14A filed on July 24, 2009.

10.6†
Form of Indemnity Agreement dated October 7, 2003 between Akorn, Inc. and each of its directors, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003 (Commission file No. 000-13976).

10.7†	Akorn, Inc. Director Compensation Agreement dated October 26, 2006, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 9, 2006.

10.8†
Form of Amendment to Executive Consulting Agreement between Akorn, Inc. and Raj Rai, dated December 8, 2009, incorporated by reference to Exhibit 10.1 to Akorn, Inc’s report on Form 8-K filed on December 22, 2009.

10.9†
Form of Second Amendment to Executive Consulting Agreement between Akorn, Inc. and Raj Rai, its Chief Executive Officer, effective December 8, 2010, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on December 28, 2010.

10.10†
Form of Employment Agreement, dated December 22, 2010, between Akorn, Inc. and Timothy Dick, its Chief Financial Officer, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on December 28, 2010.

10.11†
Form of Employment Agreement, dated December 22, 2010, between Akorn, Inc. and Joe Bonaccorsi, its Secretary, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on December 28, 2010.

10.12
Series A-2 Preferred Stock Purchase Agreement dated as of August 1, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.13
Amendment #1 to Series A-2 Preferred Stock Purchase Agreement dated as of September 30, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.14
Limited Liability Company Agreement dated September 22, 2004 between Akorn, Inc. and Strides Arcolab Limited, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.15
Supplement to and Amendment of Limited Liability Company Agreement for Akorn-Strides, LLC, dated December 29, 2010, incorporated by reference to Exhibit 10.91 to the Akorn, Inc. 2010 Annual Report on Form 10-K filed on March 14, 2011.

10.16
Capital Contribution Agreement dated September 22, 2004 executed by Strides Arcolab Limited for the benefit of Akorn-Strides, LLC, incorporated by reference to Exhibit 10.5 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004 (Commission file No. 000-13976).

10.17
Sales and Marketing Agreement dated September 22, 2004 between Akorn, Inc. and Akorn-Strides, LLC, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.18
First Amendment to Sales and Marketing Agreement dated September 28, 2007, by and among Akorn-Strides, LLC, and Akorn, Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.19
Solicitation/Contract/Order for Commercial Items issued by the HHS to Akorn, Inc. on December 30, 2005, incorporated by reference to Exhibit 10.54 to Akorn, Inc.’s report on Form 10-K filed on March 30, 2006.

10.20	OEM Agreement dated September 22, 2004 between Akorn-Strides, LLC and Strides, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on September 27, 2004.

10.21
First Amendment to OEM Agreement dated December 8, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.22
Second Amendment to OEM Agreement dated December 31, 2004 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.3 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.23Ω
Third Amendment to OEM Agreement dated October 26, 2005 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.4 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.24
Fourth Amendment to OEM Agreement dated February 1, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.5 to Akorn Inc.’s report on Form 8-K filed December 12, 2006.

10.25Ω
Fifth Amendment to OEM Agreement dated November 28, 2006 between Akorn-Strides, LLC and Strides Arcolab Limited incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 12, 2006 .

10.26
Sixth Amendment to OEM Agreement dated September 28, 2007 between Akorn-Strides, LLC and Strides Arcolab Limited, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 10-Q filed November 8, 2007.

10.27	Industrial Building Lease dated October 23, 2007 between Akorn, Inc. and CV II Gurnee LLC incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed October 29, 2007.

10.28	Office Lease dated December 21, 2006, between Akorn, Inc. and Duke Realty Limited Partnership incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed December 28, 2006.

10.29
Lease Agreement dated July 15, 2010, by and between Veronica Development Associates, a New Jersey general partnership, and Akorn (New Jersey), Inc., an Illinois corporation, for the Company’s 50,000 square foot manufacturing facility at 72-6 Veronica Avenue, Somerset, New Jersey, incorporate by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 30, 2010.

10.30
License and Supply Agreement November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on November 17, 2004.

10.31
Addendum 1 to License and Supply Agreement dated November, 11 2004, between Hameln Pharmaceuticals Gmbh and Akorn, Inc. incorporated by reference to Exhibit 10.74 to Akorn, Inc.’s report on Form 10-K filed March 16, 2007.

10.32Ω
Binding Term Sheet dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 11, 2008.

10.33Ω
Exclusive Distribution Agreement dated March 22, 2007 between Akorn, Inc. and the University of Massachusetts, as represented by the Massachusetts Biological Laboratories incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed March 30, 2007.

10.34Ω
Amendment to Exclusive Distribution Agreement dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

10.35Ω
Second Amendment to Exclusive Distribution Agreement dated July 30, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.9 to Akorn, Inc.’s quarterly report on Form 10-Q filed August 8, 2008.

10.36Ω
Third Amendment to Exclusive Distribution Agreement dated August 1, 2008, by and between, Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.10 to Akorn, Inc.’s quarterly report on Form 10-Q filed August 8, 2008.

10.37
Fourth Amendment to Exclusive Distribution Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.38
Mutual Release dated July 3, 2008, by and between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on July 18, 2008.

10.39
Settlement Agreement, dated April 15, 2009, between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.40
Commitment Letter dated November 2, 2008, by and between Akorn, Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on November 5, 2008.

10.41
Subordinated Promissory Note dated July 28, 2008, issued by Akorn, Inc. to The John N. Kapoor Trust Dated September 20, 1989, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.42
Subordination and Intercreditor Agreement dated July 28, 2008, by and among Akorn, Inc., The John N. Kapoor Trust Dated September 20, 1989, LaSalle Bank National Association, as administrative agent for all senior lenders party to the senior credit agreement, and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.43
Credit Agreement dated January 7, 2009, by and between Akorn, Inc., Akorn (New Jersey), Inc. and General Electric Capital Corporation, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on January 9, 2009.

10.44Ω
Letter Agreement dated March 27, 2009 between Akorn, Inc. and Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, incorporated by reference to Exhibit 10.72 on Akorn Inc.’s annual report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009.

10.45
Memorandum of Agreement, dated March 31, 2009, among EJ Funds LP, Akorn Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

10.46
Assignment, dated March 31, 2009, among General Electric Capital Corporation, EJ Funds LP, Akorn, Inc., and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 6, 2009.

10.47
Reimbursement and Warrant Agreement, dated April 15, 2009, among Akorn, Inc. Akorn (New Jersey), Inc., John N. Kapoor Trust dated 09/20/89, and EJ Funds LP, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.48
Amended and Restated Credit Agreement dated August 17, 2009, by and among the Company, Akorn (New Jersey), Inc., a wholly owned subsidiary of the Company, other persons party thereto that are designated as credit parties, EJ Funds LP, and the other financial institution from time to time party thereto, incorporated by reference to Exhibit 10.1 of a Form 8-K filed on August 21, 2009.

10.49
Form of First Amendment to $10,000,000 Credit Facility, Amended and Restated Credit Agreement by and among Akorn, Inc. and Akorn (New Jersey), Inc., as Borrowers and EJ Funds, LP, as Lender, incorporated by reference to Exhibit 10.84 to the Akorn Inc. 2010 Annual Report on Form 10-K filed on March 14, 2011.

10.50
Amended and Restated Subordinated Note dated August 17, 2009, made by the Company and Akorn (New Jersey), Inc., in favor of John N. Kapoor Trust Dated 9/20/89, incorporated by reference to Exhibit 10.3 of a Form 8-K filed on August 21, 2009.

10.51
Amended and Restated Subordination Agreement dated as of August 17, 2009 by and among John N. Kapoor Trust Dated 9/20/89, the Company, Akorn (New Jersey), Inc. and EJ Funds LP, incorporated by reference to Exhibit 10.6 of a Form 8-K filed on August 21, 2009.

10.52
Loan and Security Agreement dated as of October 7, 2011 among Akorn, Inc., a Louisiana corporation, and its domestic subsidiaries, with certain financial institutions as lenders (Lenders), and Bank of America, N.A. as agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on October 13, 2011.

21.1 *	Subsidiaries of Akorn, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

101
The financial statements and footnotes from the Akorn, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

	By:	/s/ RAJAT RAI
Rajat Rai
Chief Executive Officer

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI	Chief Executive Officer	March 15, 2012
Rajat Rai

/s/ TIMOTHY A. DICK	Chief Financial Officer (Principal Financial Officer	March 15, 2012
Timothy A. Dick	and Principal Accounting Officer)

/s/ JOHN N. KAPOOR, PH.D.	Director, Chairman of the Board	March 15, 2012
John N. Kapoor, Ph.D.

/s/ KENNETH S. ABRAMOWITZ	Director	March 15, 2012
Kenneth S. Abramowitz

Director
Adrienne L. Graves

/s/ RONALD M. JOHNSON	Director	March 15, 2012
Ronald M. Johnson

/s/ STEVEN J. MEYER	Director	March 15, 2012
Steven J. Meyer

Director
Brian Tambi

/s/ ALAN WEINSTEIN	Director	March 15, 2012
Alan Weinstein