Form 10-Q
period 2012-03-31
AKORN INC
filed 2012-05-10
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes ☐            No ☑

At May 7, 2012 there were 95,095,860 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$28,338	$83,962
Trade accounts receivable, net	31,508	25,307
Inventories, net	41,343	35,456
Deferred taxes, current	6,715	8,153
Prepaid expenses and other current assets	2,995	3,071
TOTAL CURRENT ASSETS	110,899	155,949
PROPERTY, PLANT AND EQUIPMENT, NET	72,870	44,389
OTHER LONG-TERM ASSETS:
Goodwill	41,282	11,863
Product licensing rights, net	66,510	67,822
Other intangibles, net	18,360	13,016
Deferred financing costs, net	3,671	3,864
Long-term investments	10,254	10,137
Other	112	105
TOTAL OTHER LONG-TERM ASSETS	140,189	106,807
TOTAL ASSETS	$323,958	$307,145
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$15,922	$17,874
Accrued compensation	5,865	5,094
Contingent consideration payable	3,926	—
Accrued expenses and other liabilities	7,494	5,321
TOTAL CURRENT LIABILITIES	33,207	28,289
LONG-TERM LIABILITIES:
Long-term debt	101,740	100,808
Purchase consideration payable	14,091	13,841
Deferred taxes – non-current	4,846	3,742
Product warranty liability	1,299	1,299
Lease incentive obligation and other long-term liabilities	1,003	958
TOTAL LONG-TERM LIABILITIES	122,979	120,648
TOTAL LIABILITIES	156,186	148,937
SHAREHOLDERS EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 95,095,860 and 94,936,282 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	216,177	212,636
Warrants to acquire common stock	17,946	17,946
Accumulated deficit	(63,882)	(72,374)
Accumulated other comprehensive loss	(2,469)	—
TOTAL SHAREHOLDERS’ EQUITY	167,772	158,208
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$323,958	$307,145

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$51,717	$25,444
Cost of sales	20,816	11,191
GROSS PROFIT	30,901	14,253
Selling, general and administrative expenses	10,475	6,402
Research and development expenses	2,877	1,887
Amortization of intangibles	1,563	256
TOTAL OPERATING EXPENSES	14,915	8,545
OPERATING INCOME	15,986	5,708
Amortization of deferred financing costs	(193)	(193)
Non-cash interest expense	(1,183)	—
Interest (expense) income, net	(1,044)	11
Equity in earnings of unconsolidated joint venture	—	824
INCOME BEFORE INCOME TAXES	13,566	6,350
Income tax provision	5,074	540
CONSOLIDATED NET INCOME	$8,492	$5,810
NET INCOME PER SHARE:
BASIC	$0.09	$0.06
DILUTED	$0.08	$0.06
SHARES USED IN COMPUTING NET INCOME PER SHARE:
BASIC	95,011	94,197
DILUTED	109,169	103,985

COMPREHENSIVE INCOME:
Consolidated net income	$8,492	$5,810
Foreign currency translation loss	(2,469)	—
COMPREHENSIVE INCOME	$6,023	$5,810

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
 IN THOUSANDS (UNAUDITED)

			Warrants
			to acquire		Other
			Common	Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit	Loss	Total
BALANCES AT DECEMBER 31, 2011	94,936	$212,636	$17,946	$(72,374)	$—	$158,208
Consolidated net income	—	—	—	8,492	—	8,492
Exercise of stock options	89	155	—	—	—	155
Employee stock purchase plan issuances	71	368	—	—	—	368
Amortization of deferred compensation related to restricted stock awards	—	4	—	—	—	4
Stock-based compensation expense	—	1,419	—	—	—	1,419
Foreign currency translation adjustment	—	—	—	—	(2,469)	(2,469)
Excess tax benefit – stock compensation	—	1,595	—	—	—	1,595

BALANCES AT MARCH 31, 2012	95,096	$216,177	$17,946	$(63,882)	$(2,469)	$167,772

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	Three months ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Consolidated net income	$8,492	$5,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,511	1,126
Write-off and amortization of deferred financing fees	193	193
Non-cash stock compensation expense	1,423	731
Non-cash interest expense	1,183	—
Deferred tax assets, net	2,837	—
Excess tax benefit from stock compensation	(1,595)	—
Equity in earnings of unconsolidated joint venture	—	(824)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(3,914)	(3,183)
Inventories	(4,155)	(913)
Prepaid expenses and other current assets	(275)	(7)
Trade accounts payable	(3,788)	1,583
Accrued expenses and other liabilities	3,659	(2,194)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,571	2,322
INVESTING ACTIVITIES:
Payments for acquisitions	(60,072)	—
Purchases of property, plant and equipment	(3,974)	(2,131)
Distribution from unconsolidated joint venture	—	1,792
NET CASH USED IN INVESTING ACTIVITIES	(64,046)	(339)
FINANCING ACTIVITIES:
Net proceeds from common stock and warrant offering	—	1,727
Excess tax benefit from stock compensation	1,595	—
Proceeds under stock option and stock purchase plans	523	379
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,118	2,106
Effect of exchange rate changes on cash and cash equivalents	(267)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(55,624)	4,089
Cash and cash equivalents at beginning of period	83,962	41,623
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,338	$45,712
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	16	5
Amount paid for income taxes	63	206

See notes to condensed consolidated financial statements.

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc. and its wholly owned subsidiaries (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  In addition, through its subsidiary Advanced Vision Research, Inc. (“AVR”), the Company manufactures and markets a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye, eyelid hygiene and macular degeneration primarily under the TheraTears® brand name.  The Company is a manufacturer and marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives and controlled substances for pain management and anesthesia, among others.  The Company operates pharmaceutical manufacturing plants domestically in Decatur, Illinois and Somerset, New Jersey, and internationally in Paonta Sahib, Himachal Pradesh, India, a central distribution warehouse in Gurnee, Illinois, an R&D center in Skokie, Illinois and corporate offices in Lake Forest, Illinois.  Customers of the Company’s products include physicians, optometrists, chain drug stores, group purchasing organizations and their member hospitals, alternate site providers, wholesalers, distributors, retail chains, and other pharmaceutical companies.  In addition, the Company is a 50% investor in a limited liability company, Akorn-Strides, LLC (the “Joint Venture Company”), which formerly developed and manufactured injectable pharmaceutical products for sale in the United States.  The Joint Venture Company sold all of its Abbreviated New Drug Applications (“ANDAs”) to Pfizer, Inc. (“Pfizer”) in December 2010 and discontinued product sales in June 2011.  The Company accounts for the Joint Venture Company using the equity method of accounting.  The accompanying unaudited condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned subsidiaries.  Inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed March 15, 2012.

     The Company has considered the accounting and disclosure of events occurring after the balance sheet date through the filing date of this Form 10-Q.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.  The Company used an estimate of 98.5% during the quarters ended March 31, 2012 and March 31, 2011.

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

Fair Valuation of Financial Instruments:  The Company applies ASC Topic 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC Topic 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC Topic 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three categories.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The categories within the valuation hierarchy are described below:

-
Level 1—Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.  The carrying value of the Company’s cash and cash equivalents are considered Level 1 assets.

-
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.  The Company does not have any Level 2 assets or liabilities.

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.  The contingent consideration related to the Company’s December 22, 2011 Lundbeck business acquisition and February 28, 2012 acquisition of certain assets of Kilitch Drugs in India are Level 3 liabilities.

      The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$28,338	$28,338	$—	$—
Total assets	28,338	28,338	—	—

Contingent consideration payable, current	3,926	—	—	3,926
Purchase consideration payable, long-term	14,091	—	—	14,091
Total liabilities	$18,017	$—	$—	$18,017

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$83,962	$83,962	$—	$—
Total assets	83,962	83,962	—	—

Contingent consideration payable, current	—	—	—	—
Purchase consideration payable, long-term	13,841	—	—	13,841
Total liabilities	$13,841	$—	$—	$13,841

The contingent consideration payable, which is a current liability, is related to additional consideration expected to become payable in regards to the Company’s acquisition of certain assets of Kilitch Drugs (India) Limited (the “Kilitch Acquisition”).  The fair value of this obligation is subject to foreign exchange rate changes, as the obligation is denominated in Indian rupees.  Changes in value related to changes in foreign exchange rates will be recorded as part of other comprehensive income (loss).  The contingent consideration payable came into existence as of February 28, 2012, the date of closing of the Kilitch Acquisition.  There was no change to the recorded value during the quarter, aside from changes in currency exchange rates.  The fair value of the total contingent consideration payable was determined based upon the assumption at closing that the full contingent consideration will become payable.  Should the Company subsequently determine through evaluation of objective and subjective factors that the full amount of contingent consideration will not become payable, the fair value will be adjusted accordingly, resulting in recognition of “other income” in the Company’s condensed consolidated statements of comprehensive income. The total amount of the contingent consideration is due within the next twelve months and therefore has been classified as current

       The purchase consideration payable, long term, is primarily related to the Company’s obligation to pay additional consideration related to the acquisition of selected assets from H. Lundbeck A/S on December 22, 2011.  The carrying amounts were initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  These obligations are long-term in nature, and have therefore been discounted to present value based on an assumed discount rate of 9.0%.  The change in value from $13,841,000 at December 31, 2011 to $14,091,000 at March 31, 2012 was included within “Non-cash interest expense” on the Company’s condensed consolidated statements of comprehensive income for the quarter ended March 31, 2012, as this change was related to amortization of the discount to fair value.  The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income. There have been no significant changes within our assumptions that would impact the fair value of the contingent consideration during the period.

As of March 31, 2012 and December 31, 2011, the Company’s long-term investments were $10,254,000 and $10,137,000, respectively, and represent equity-method investments and cost-basis investments for which fair value is not readily determinable.

NOTE 3 — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, if necessary, if actual forfeitures differ from initial estimates.

For the three-month period ended March 31, 2012, the Company recorded total stock-based compensation expense of $1,423,000, of which $1,419,000 was related to stock options.  In the prior year quarter ended March 31, 2011, the Company recorded stock-based compensation expense of $731,000, of which $727,000 was related to stock options.  The Company uses the single-award method for allocating compensation cost related to stock options to each period.

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended March 31, 2012, along with the weighted-average grant date fair value, was as follows.  There were no stock options granted during the three months ended March 31, 2011:

	Three months ended March 31,
	2012	2011
Expected volatility	51.5%	N/A
Expected life (in years)	3.79	N/A
Risk-free interest rate	0.84%	N/A
Dividend yield	0.00%	N/A
Fair value per stock option	$5.07	N/A
Forfeiture rate	8%	N/A

The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the quarter ended March 31, 2012:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,399	$2.89	3.25	$77,371,000
Granted	258	12.87
Exercised	(89)	1.67
Forfeited	(6)	5.29
Outstanding at March 31, 2012	9,562	$3.17	3.04	$92,785,000
Exercisable at March 31, 2012	4,225	$1.87	2.66	$46,456,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the quarter ended March 31, 2012, 89,000 stock options were exercised resulting in cash payment to the Company of $155,000.  During the prior year quarter ended March 31, 2011, 74,000 stock options were exercised resulting in cash payment to the Company of $116,000. These option exercises generated tax-deductible expenses totaling $902,000 and $282,000, respectively.

The Company also may grant restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant restricted stock awards during the first quarter of 2012.  The Company recognized compensation expense of $4,000 and $4,000 during the quarters ended March 31, 2012 and 2011, respectively, related to outstanding restricted stock awards.

        The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2011	13	$1.34
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31, 2012	13	$1.34

NOTE 4 — REVENUE RECOGNITION

Revenue is recognized when all obligations of the Company have been fulfilled and collection of the related receivable is probable.  For sales of prescription and contract manufactured products, the Company recognizes sales upon the shipment of goods or completion of services as appropriate. For certain OTC eye care products and certain export sales into foreign countries, the Company recognizes sales upon receipt by the customer, consistent with the timing of transfer of title.

Provision for estimated chargebacks, rebates, discounts, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

NOTE 5 — ACCOUNTS RECEIVABLE ALLOWANCES

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

Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2012	2011
Gross accounts receivable	$46,493	$39,330
Less:
Chargeback and rebates reserves	(5,762)	(5,949)
Returns reserve	(7,867)	(6,846)
Discount and allowances reserve	(759)	(743)
Advertising and promotion reserve	(493)	(386)
Allowance for doubtful accounts	(104)	(99)
Net trade accounts receivable	$31,508	$25,307

For the three-month periods ended March 31, 2012 and 2011, the Company recorded chargeback and rebate expense of $22,042,000 and $12,339,000, respectively.  For the three-month periods ended March 31, 2012 and 2011, the Company recorded provisions for product returns of $1,419,000 and $526,000, respectively.  For the three-month periods ended March 31, 2012 and 2011, the Company recorded provisions for cash discounts of $1,207,000 and $579,000, respectively.  The increases in each of these sales adjustment expenses over the prior year period were primarily due to increased sales in the Ophthalmic and Hospital drugs & Injectables segments.

NOTE 6 — INVENTORIES

The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2012	2011
Finished goods	$12,174	$11,588
Work in process	5,820	5,841
Raw materials and supplies	23,349	18,027
	$41,343	$35,456

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at March 31, 2012 and December 31, 2011 was reported net of these reserves of $1,645,000 and $1,239,000, respectively, primarily related to finished goods.

As of March 31, 2012 and December 31, 2011, the Company’s inventory balances included $4,226,000 and $4,035,000, respectively, related to products which have not yet received approval from the U.S. Food and Drug Administration (“FDA”).  The Company established a reserve of $1,676,000 in the year ended December 31, 2011 against this inventory for products approaching expiration.  This reserve remained at $1,676,000 as of March 31, 2012.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2012	2011
Land	$3,975	$396
Buildings and leasehold improvements	24,675	20,337
Furniture and equipment	55,044	50,833
Sub-total	83,694	71,566
Accumulated depreciation	(44,007)	(43,060)
Property, plant and equipment placed in service, net	39,687	28,506

Construction in progress	33,183	15,883
Property, plant and equipment, net	$72,870	$44,389

      Property, plant and equipment as of March 31, 2012 includes assets acquired through the Kilitch Acquisition in India, completed on February 28, 2012.  The increases in property, plant and equipment placed in service, net, is primarily related to the Kilitch Acquisition.  Of the increase in construction in progress, approximately $13.7 million was related to the Kilitch Acquisition, while the remaining $3.6 million was related to construction projects at the Company’s domestic production facilities.  See Note 13, Business Combinations, for further discussion of the Kilitch Acquisition.

NOTE 8 — INTANGIBLE ASSETS

      The following table sets forth information about the changes in the net book value of the Company’s intangible assets during the quarter ended March 31, 2012 and the weighted average remaining amortization period as of March 31, 2012 (in thousands):

	Goodwill	Product Licensing Rights	Other Intangibles	TOTAL
DECEMBER 31, 2011	$11,863	$67,822	$13,016	$92,701
Kilitch Acquisition	30,533	—	5,806	36,339
Currency translation adjustment	(1,114)	—	(211)	(1,325)
Amortization of intangibles	—	(1,312)	(251)	(1,563)
MARCH 31, 2012	$41,282	$66,510	$18,360	$126,152

Weighted average remaining amortization period	N/A	14.3 years	18.7 years

NOTE 9 — FINANCING ARRANGEMENTS

Convertible Notes

     On June 1, 2011, the Company closed its offering of $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which includes $20,000,000 in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115,317,000, after deducting underwriting fees and other related expenses.

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

The Notes became convertible for the quarter ending June 30, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.

     The Notes are accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

     The application of ASC 470-20 resulted in the recognition of $20,470,000 as the value for the equity component.  At March 31, 2012 and December 31, 2011, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):
	MARCH 31,	DECEMBER 31,
	2012	2011
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	101,740	100,808
Unamortized discount of the liability component	18,260	19,192
Unamortized deferred financing costs	3,302	3,470

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

For the three months ended March 31, 2012, the Company recorded the following expenses in relation to the Notes (in thousands):

Expense Description	Line Item on Condensed Consolidated Statements of Comprehensive Income	Expense Amount
Interest expense at 3.50% coupon rate	Interest (expense) income, net	$1,050
Debt discount amortization	Non-cash interest expense	932
Deferred financing cost amortization	Amortization of deferred financing costs	168
		$2,150

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

Bank of America Credit Facility

     On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “B of A Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “B of A Lenders”) through which it obtained a $20.0 million revolving line of credit (the “Facility”), which includes a $2.0 million letter of credit facility.  The Company may request expansion of the Facility from time to time in increments of at least $5.0 million up to a maximum commitment of $35.0 million, so long as no default or event of default has occurred and is continuing.  The facility matures in March 2016.  The Company may early terminate the B of A Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.

    Under the terms of the B of A Credit Agreement, amounts outstanding will bear interest at the Company’s election at (a) LIBOR or (b) the bank’s Base Rate (which is the greatest of: (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.0%), plus an applicable margin, which margin is based on the consolidated fixed charge coverage ratio of the Company and its subsidiaries from time to time. Additionally, the Borrowers will pay an unused line fee of 0.250% per annum on the unused portion of the Facility.  Interest and unused line fees will be accrued and paid monthly.  In addition, with respect to any letters of credit that may be issued, the Borrowers will pay: (i) a fee equal to the applicable margin times the average amount of outstanding letters of credit, (ii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit, and (iii) any additional fees incurred by the applicable issuer in connection with issuing the letter of credit.  During an event of default, any interest or fees payable will be increased by 2% per annum.

     Availability under the revolving credit line is equal to the lesser of (a) $20.0 million reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in accordance with the terms of the B of A Credit Agreement) determined by reference to the value of the Borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter.

     Obligations under the B of A Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each domestic subsidiary of the Company and 65% of their respective equity interests in any foreign subsidiary of the Company. The B of A Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions while we have any outstanding commitments or obligations under the B of A Credit Agreement; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the B of A Credit Agreement is less than 15% of the aggregate B of A Lenders’ commitments under the B of A Credit Agreement.  During the term of the agreement, the Company must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

     As of March 31, 2012, the Company had $3.0 million in an outstanding letter of credit under the B of A Credit Agreement, and no borrowing.  Accordingly, the remaining borrowing availability under the B of A Credit Agreement was $17.0 million as of March 31, 2012.

EJ Funds Credit Facility

        From January 7, 2009 to June 17, 2011, the Company was party to a credit facility originally entered into with General Electric Capital Corporation, and subsequently assigned to EJ Funds, LP on March 31, 2009.  The Company early terminated this credit facility on June 17, 2011.

On January 7, 2009, the Company entered into a $25,000,000 Credit Agreement (the “EJ Funds Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”).  On February 19, 2009, as a result of GE Capital’s concerns about the Company’s financial performance and ability to comply with certain covenants contained in the EJ Funds Credit Agreement, GE Capital informed the Company that it was applying a reserve against availability which effectively restricted the Company’s borrowings under the EJ Funds Credit Agreement to the balance outstanding as of February 19, 2009, which was $5,523,620.  On March 31, 2009, the Company consented to an Assignment Agreement (“Assignment”) between GE Capital and EJ Funds LP (“EJ Funds”), an entity controlled by the Company’s chairman, which transferred to EJ Funds all of GE Capital’s rights and obligations under the EJ Funds Credit Agreement.  Pursuant to the Assignment, EJ Funds became the agent and lender under the EJ Funds Credit Agreement. The Company’s chairman, John N. Kapoor, Ph.D., is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”) and EJ Financial is the general partner of EJ Funds.

In connection with the Assignment, on April 13, 2009, the Company entered into a Modification, Warrant and Investor Rights Agreement (the “Modification Agreement”) with EJ Funds that, among other things, (i) reduced the revolving loan commitment under the EJ Funds Credit Agreement to $5,650,000, and (ii) set the interest rate for all amounts outstanding under the EJ Funds Credit Agreement at an annual rate of 10% with interest payable monthly.  The Modification Agreement also granted EJ Funds the right to require the Company to nominate two directors to serve on its Board of Directors. The Kapoor Trust is entitled to require the Company to nominate a third director under its Stock Purchase Agreement dated November 15, 1990 with the Kapoor Trust. In addition, the Company agreed to pay all accrued legal fees and other expenses of EJ Funds that relate to the EJ Funds Credit Agreement and other loan documents, including legal expenses incurred with respect to the Modification Agreement and the Assignment.

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

On August 17, 2009, the Company completed negotiations with EJ Funds for additional capacity on the EJ Funds Credit Facility, increasing the loan commitment from $5,650,000 to $10,000,000. In consideration of this amendment, EJ Funds was granted a warrant to acquire 1,650,806 shares of the Company’s common stock at $1.16 per share, the closing market price on August 14, 2009. The EJ Funds Credit Facility was secured by the assets of the Company and was not subject to debt covenants until April 1, 2010.

        On January 13, 2010, the parties entered into an amendment to the EJ Funds Credit Agreement which, among other things, reduced the number of financial covenants to two: (1) a limit on capital expenditures of $7,500,000 in 2010, $5,000,000 in 2011, and $5,000,000 in 2012 and (2) a requirement to have positive liquidity throughout the life of the EJ Funds Credit Agreement.  Positive liquidity was defined as the revolving line of credit borrowing base (up to $10,000,000) plus cash and cash equivalents less the outstanding principal on the revolving line of credit, the total of which was required to be greater than zero.  The capital expenditures limit allowed that any unused portion from one year could be carried over and added to the next year’s limit.  On January 27, 2011, EJ Funds and the Company signed a Waiver and Consent that waived the Company’s obligation to comply with the capital expenditure limit for 2011.

        On June 17, 2011, the Company elected to early terminate the EJ Funds Credit Agreement.  The Company had not borrowed against the EJ Funds Credit Agreement since repaying its outstanding balance in the first quarter of 2010.  Upon terminating the EJ Funds Credit Agreement, the Company expensed $1.2 million in remaining unamortized deferred financing costs incurred related to entering into the EJ Funds Credit Agreement. The Company incurred no fees or penalties related to its early termination of the EJ Funds Credit Agreement.

NOTE 10 — COMMON STOCK ISSUANCE

During the quarter ended March 31, 2011, the Company issued 365,157 shares of its common stock pursuant to warrant exercises.  On March 8, 2006, the Company had issued 4,311,669 shares of its common stock in a private placement with various investors at a price of $4.50 per share which included warrants to purchase 1,509,088 additional shares of common stock (the “PIPE Warrants”). The PIPE Warrants were exercisable for a five-year period at an exercise price of $5.40 per share and could be exercised by cash payment of the exercise price or by means of a cashless exercise.  The total price of the private placement was approximately $19,402,000 and the net proceeds to the Company, after payment of approximately $1,324,000 of commissions and expenses, was approximately $18,078,000. The net proceeds were allocated based on the relative fair values of the common stock and warrants, with $16,257,000 allocated to the common stock and $1,821,000 allocated to the warrants.

In December 2010, holders submitted 77,779 PIPE Warrants for cashless exercise, resulting in the Company issuing 9,195 shares of its common stock.  There were 1,431,309 PIPE Warrants outstanding as of December 31, 2010.  During the quarter ended March 31, 2011, (a) 319,863 of these warrants were cash exercised generating proceeds of $1,727,000, (b) 878,112 warrants were cashless exercised resulting in the issuance of 45,294 shares, and (c) 233,334 warrants expired unexercised on March 8, 2011.

NOTE 11 — EARNINGS PER COMMON SHARE

Basic net income per common share is based upon the weighted average common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants using the treasury stock method.

Certain shares that are potentially dilutive in the future have been excluded from the diluted net income per share computation as they would have been anti-dilutive for the period. The number of such shares subject to stock options as of March 31, 2012 and March 31, 2011 was 126,000 and 364,000, respectively.  There were no such shares subject to warrants as of March 31, 2012 or March 31, 2011.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, and (iii) unvested restricted stock awards (“RSAs”).  A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	Three months ended March 31,
	2012	2011
Net income	$8,492	$5,810
Net income per share:
Basic	$0.09	$0.06
Diluted	$0.08	$0.06

Shares used in computing net income per share:
Weighted average basic shares outstanding	95,011	94,197
Dilutive securities:
Stock options and unvested RSA’s	4,097	4,091
Stock warrants	6,502	5,697
Shares issuable upon conversion of convertible notes (1)	3,559	—
Total dilutive securities	14,158	9,788

Weighted average diluted shares outstanding	109,169	103,985

(1)	Shares issuable upon conversion of convertible notes assumes that that Company would repay the principal of the notes in cash and pay any incremental value in shares of the Company’s common stock.

NOTE 12 — INDUSTRY SEGMENT INFORMATION

During the quarters ended March 31, 2012 and March 31, 2011, the Company reported results for three segments:
-	Ophthalmic
-	Hospital Drugs & Injectables
-	Contract Services

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

The revenue and gross profit of the business acquired through the Kilitch Acquisition has been included within the Contract Services segment for the three months ended March 31, 2012.  The manufacture and sale of pharmaceutical products for contract customers in India represents a substantial majority of their business.

Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED MARCH 31,
	2012	2011
REVENUES:
Ophthalmic	$21,811	$11,018
Hospital Drugs & Injectables	27,376	9,055
Contract Services	2,530	5,371
Total revenues	$51,717	$25,444
GROSS PROFIT:
Ophthalmic	$12,719	$7,186
Hospital Drugs & Injectables	17,041	4,861
Contract Services	1,141	2,206
Total gross profit	30,901	14,253
Operating expenses	14,915	8,545
Operating profit	15,986	5,708
Other (expense) income	(2,420)	642
Income before income taxes	$13,566	$6,350

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain of the Company’s manufacturing and warehouse facilities support more than one segment.

NOTE 13 — BUSINESS COMBINATIONS

On February 28, 2012, Akorn India Private Limited (“AIPL”), a wholly owned subsidiary of Akorn, Inc. (the “Company”) completed and closed on its previously announced acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”).  This acquisition was pursuant to the terms of the Business Transfer Agreement (the “BTA”) entered into among the Company, KDIL and the members of the promoter group of KDIL on October 5, 2011.  In accordance with terms contained in the BTA, the Company also closed on a related Product Transfer Agreement between the Company and NBZ Pharma Limited (“NBZ”), a company associated with KDIL.  The primary asset transferred was KDIL’s manufacturing plant in Paonta Sahib, Himachal Pradesh, India, along with its existing book of business.  KDIL was engaged in the manufacture and sale of pharmaceutical products for contract customers in India and for export to various unregulated world markets.  While the Paonta Sahib manufacturing facility is not currently certified by the U.S. Food and Drug Administration (the “FDA”) for exporting drugs to the U.S., the facility was designed with future FDA certification in mind.  Accordingly, the Kilitch Acquisition provided the Company with the potential for future capacity expansion for products to be sold in the U.S., as well as the opportunity to expand the Company’s footprint into markets outside the U.S.  The Company has determined that the assets acquired through the Kilitch Acquisition constitute a “business” as defined by Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Kilitch Acquisition as a business combination.

          AIPL paid the equivalent of approximately USD $60.1 million at closing related to the BTA.  This total consisted of approximately $52.3 million in base consideration, $4.0 million in reimbursement for capital expenditures made by KDIL between April 1, 2011 and the closing date, $2.0 million related to contingent consideration earned by the closing date, and $1.8 million in taxes and duties related to transfer of the land and the business.  In addition to the amounts paid at closing, AIPL expects to owe the full contractual amount of $3.9 million in contingent consideration, subject to achievement of certain milestones.  The BTA also contains a working capital guarantee that calls for KDIL or AIPL to reimburse the other party for any shortfall or excess, respectively, in the actual acquired working capital compared to the target established in the BTA.

The following table sets forth the preliminary allocation of purchase price for the Kilitch Acquisition translated into U.S. dollars as of the date of acquisition.  The figures presented below are tentative and subject to adjustment related to various factors, including resolution of working capital adjustments and final calculation of the contingent consideration payable to the promoters group (amounts in thousands):

PURCHASE PRICE:
Cash paid	$60,072
Estimated contingent consideration payable	4,075
Estimated working capital true-up	(890)
Assumed liabilities	2,099
Deferred tax liabilities	1,368
Total purchase price	$66,724

ALLOCATION OF PURCHASE PRICE:
Accounts receivable	$2,130
Inventory	1,799
Land	3,714
Property, plant and equipment	8,474
Construction in progress	14,231
Goodwill	30,533
Other intangible assets	5,806
Other assets	37
Total allocation of purchase price	$66,724

Goodwill represents expected synergies and intangible assets that do not qualify for separate recognition.  The Company does not anticipate being able to deduct the value of goodwill or other intangible assets for income tax purposes in India.  For book purposes, the other intangible assets acquired are being amortized over lives of four to five years.  Accordingly, the Company recorded a deferred tax liability of $1,368,000 as part of purchase accounting.  Goodwill is not amortized for book purposes but is subject to impairment testing per the Company’s policy.

     The unaudited pro forma results presented below reflect the consolidated results of the operations of the Company as if the Kilitch Acquisition had taken place at the beginning the period presented below.  The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition.  The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition.  Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (amounts in thousands, except per share data):

Three months ended March 31, 2012
Revenue	$55,721
Net income	8,836
Net income per diluted share	$0.08

During the quarter ended March 31, 2012, the Company recorded no adjustments to the purchase accounting for its acquisitions completed during 2011, which included Advanced Vision Research, Inc., and the acquisition of certain pharmaceutical product rights from the U.S. subsidiary of H. Lundbeck A/S.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Product Warranty Reserve

        The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability study does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.  All studies to date have confirmed the product’s stability. This reserve balance was $1,299,000 at March 31, 2012 and December 31, 2011.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Comprehensive Income.  As of March 31, 2012, the Company has agreements with strategic business partners committing it to pay the approximate dollar amounts listed below (in thousands):

Year of Payment	Amount
2012	$4,532
2013	5,952
Total	$10,484

Business Combinations

        The Company entered into an agreement with H. Lundbeck A/S on December 22, 2011 to acquire its rights to the NDAs of three off-patent, branded injectable products (the “Lundbeck Agreement”).  Pursuant to the terms of the underlying Asset Sale and Purchase Agreement, in addition to the $45.0 million paid in cash at closing, the Company is obligated to pay $15.0 million in additional consideration on the third anniversary of the closing date.  The initial $45.0 million and subsequent $15.0 million are subject to claw-back provisions should sales of the acquired products fail to reach the required levels.  The Company recorded the present value of the $15.0 million as a long-term liability on its balance sheet as of December 31, 2011, and is accruing interest on this obligation at its approximate cost of capital, determined to be 9.0%.

        Also in relation to the Lundbeck Agreement, the Company assumed minimum annual purchase obligations under a pharmaceutical manufacturing supply agreement covering two of the three acquired products.  The supply agreement commits the Company to purchase $12.9 million in product during the period from 2012 through 2015. The Company determined that its commitment under this contract required it to purchase more product than it anticipates being able to sell.  According, the Company recorded as part of purchase accounting a long-term liability of $2.5 million which equals the estimated present value of the unfavorable contract terms.

NOTE 15 — CUSTOMER AND SUPPLIER CONCENTRATION

AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers accounted for 57% and 64% of the Company’s gross revenues for the three months ended March 31, 2012 and 2011, and 32% and 48% of net revenues for the three months ended March 31, 2012 and 2011, respectively.   They accounted for approximately 50% and 72% of the Company’s gross accounts receivable balance as of March 31, 2012 and December 31, 2011, respectively. No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

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

NOTE 16 — INCOME TAXES

     The following table sets forth the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	March 31,
	2012	2011
Income before income taxes	$13,566	$6,350
Income tax provision	5,074	540
Net income	$8,492	$5,810

Income tax provision as a percentage of income before income taxes	37.4%	8.5%

      The Company’s provision for income taxes for the quarter ended March 31, 2012 was equal to 37.4% of income before income taxes.  This figure equals the blended effective income tax rate expected for the year 2012.  This tax provision rate factors in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate.  The Company’s income tax provision rate was 8.5% in the quarter ended March 31, 2011, equaling the Company’s effective state income tax rate.  For the quarter ended March 31, 2011, the Company's Federal tax provision on current period earnings was offset by net operating losses that had previously been subject to a valuation allowance.  The Company’s remaining valuation allowances against deferred tax assets were reversed in their entirety in the quarter ended September 30, 2011.

      As of December 31, 2011, the Company had not identified any uncertain tax positions that required establishment of a reserve.  The Company identified no material change in the quarter ended March 31, 2012 that would require it to establish a reserve for uncertain tax positions.

NOTE 17 — UNCONSOLIDATED JOINT VENTURE

On September 22, 2004, the Company entered into a 50/50 joint venture agreement (the “Joint Venture Agreement”) with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of various generic pharmaceutical products for sale in the United States.  The joint venture, known as Akorn-Strides LLC (the “Joint Venture Company”), launched its first commercialized product during 2008.  The Joint Venture Company operated until May 2011, ceasing operations after the sale and transfer of its operating assets to Pfizer, Inc. pursuant to an Asset Purchase Agreement entered into on December 29, 2010.  It is anticipated that the Joint Venture Company will continue to exist until all product that it sold is beyond the potential product return period.

Under the joint venture arrangement entered into between the Company and Strides on September 22, 2004, Strides was primarily responsible for developing and manufacturing products, while the Company was responsible for marketing and selling the products.  To supplement Strides’ manufacturing capabilities, the Company began manufacturing one Joint Venture Company product in the second quarter of 2010.  For its sales and marketing efforts, the Company earned revenue from the Joint Venture Company in the form of a fee calculated as a percentage of the Joint Venture Company’s monthly net sales revenue.

On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its abbreviated new drug applications (“ANDAs”) to Pfizer for $63.2 million in cash.  In accordance with an amendment to the Joint Venture Agreement, the proceeds were split unevenly, with the Company receiving $35.0 million and Strides receiving $28.2 million.  The Asset Purchase Agreement included an initial closing date of December 29, 2010 and a final closing date of May 1, 2011.  The ANDAs for dormant and in-development products were transferred on the initial closing date, while the ANDAs for actively-marketed products were transferred to Pfizer on the final closing date.  The Joint Venture Company recognized a gain of $63.1 million from the sale, of which $38.9 million was recognized in the fourth quarter of 2010 and the remaining $24.2 million was be recognized in the second quarter of 2011.  Having sold all of its ANDAs, the Joint Venture Company discontinued product sales in the second quarter of 2011 and its operations ceased.

The following tables set forth a condensed statement of income of the Joint Venture Company for the quarters ended March 31, 2012 and 2011, as well as condensed balance sheets as of March 31, 2012 and December 31, 2011.

CONDENSED STATEMENTS OF INCOME
(IN THOUSANDS)

	Three months ended March 31,
	2012	2011
Revenues	$—	$4,664
Cost of sales	—	2,650
Gross profit	—	2,014
Operating expenses	—	366
Operating income	—	1,648
Income before income taxes	—	1,648
Income tax provision	—	—
Net income	$—	$1,648

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2012	2011
Assets:
Cash	$871	$859
Other assets	36	75
Total assets	$907	$934

Liabilities and members’ equity:
Trade accounts payable & other accrued liabilities	$466	$543
Accounts payable – members	78	28
Total liabilities	544	571

Members’ deficit, net of advances	363	363
Total liabilities & members’ deficit	$907	$934

NOTE 18 — SUBSEQUENT EVENT

On April 10, 2012, the Company announced that it received U.S. Food and Drug Administration (FDA) approval for its generic version of ViroPharma’s Vancocin®. Vancocin® is indicated for the treatment of Clostridium difficile-associated diarrhea (CDAD), and is also used for the treatment of enterocolitis caused by Staphylococcus aureus including methicillin-resistant strains.  According to IMS Health, Vancocin® 125mg and 250mg had combined sales of approximately $328 million in the U.S. for the twelve months ended December 31, 2011.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 15, 2012, and include the following items:

●	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

●	Our ability to obtain additional funding or financing to operate and grow our business;

●	The effects of federal, state and other governmental regulation on our business;

●	Our ability to obtain and maintain regulatory approvals for our products;

●	Our success in developing, manufacturing, acquiring and marketing new products;

●	Our ability to generate cash flow from operations sufficient to meet our working capital requirements;

●	The success of our strategic partnerships for the development and marketing of new products;

●	Our ability to bring new products to market and the effects of sales of such products on our financial results;

●	Our ability to successfully integrate acquired businesses and products;

●	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

●	Availability of raw materials needed to produce our products; and

●	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the quarters ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Three months ended March 31,
	2012		2011
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenues:
Ophthalmic	$21,811	42.2%	$11,018	43.3%
Hospital drugs & injectables	27,376	52.9%	9,055	35.6%
Contract services	2,530	4.9%	5,371	21.1%
Total revenues	51,717	100.0%	25,444	100.0%
Gross profit:
Ophthalmic	12,719	58.3%	7,186	65.2%
Hospital drugs & injectables	17,041	62.2%	4,861	53.7%
Contract services	1,141	45.1%	2,206	41.1%
Total gross profit	30,901	59.8%	14,253	56.0%
Operating expenses:
Selling, general & administrative expenses	10,475	20.3%	6,402	25.2%
Research and development expenses	2,877	5.6%	1,887	7.4%
Amortization of intangibles	1,563	3.0%	256	1.0%
Operating income	15,986	30.9%	5,708	22.4%
Other (expense) income, net	(2,420)	(4.7)%	642	2.5%
Income before income taxes	$13,566	26.2%	$6,350	24.9%
Income tax provision	5,074	9.8%	540	2.1%
Net income	$8,492	16.4%	$5,810	22.8%

Our consolidated revenues were $51.7 million for the quarter ended March 31, 2012, an increase of $26.3 million, or 103.3%, compared to the corresponding quarter in 2011.  This increase in revenue was related to a number of factors, including the impact of business and product acquisitions, the introduction of new and revived products, and increases in market demand for various of our products due to market shortages.  Approximately half of the increase in revenue was from the combination of sales of ophthalmic products by Advanced Vision Research, Inc., a company acquired in May 2011, and sales of the injectable products acquired in December 2011 from H. Lundbeck A/S.

Consolidated gross profit was $30.9 million, or 59.8% of revenue, for the first quarter of 2012 as compared to a gross profit of $14.3 million, or 56.0% of revenue, in the corresponding prior year period.  These increases in dollars and margin percentage were due to a variety of factors, including sales from new products that carried higher profit margins, improved plant utilization and selected price increases for certain of our existing products.

Selling, general and administrative (“SG&A”) expenses were $10.5 million in the first quarter of 2012, compared to $6.4 million the same period in 2011.  The increases were primarily due to the incremental expenses from acquired businesses, business acquisition-related expenses, and increases in stock-based compensation expense.

Research and development (“R&D”) expense increased to $2.9 million in the quarter ended March 31, 2012 compared to $1.9 million in the corresponding prior year period.  The increase was primarily related to increases in staffing and overall activities within our R&D function.

Amortization of intangibles was $1.6 million in the first quarter of 2012 compared to $0.3 million in the corresponding prior year quarter.  The increase was primarily related to amortization of intangible assets acquired through business combinations completed during 2011.

Other expense was $2.4 million in the quarter ended March 31, 2012 compared to other income of $0.6 million in the same period in the prior year.  The current year other expense primarily consisted of interest accrual and amortization of debt discount related to our $120 million in 3.50% convertible senior notes due 2016.  The prior year’s income was primarily related to our proportionate share of the earnings of our unconsolidated Joint Venture Company.

For the quarter ended March 31, 2012, the income tax provision was $5.1 million, or 37.4% of pretax income, while in the prior year quarter ended March 31, 2011, the income tax provision was $0.5 million, or 8.5% of pretax income.  The prior year provision related primarily to state taxes payable.  We did not provide for Federal income taxes in the quarter ended March 31, 2011 as we were exhausting Federal net operating loss carry-forwards and other deferred tax assets that carried at zero balance on our balance sheet due to full valuation allowances.

We reported net income of $8.5 million for the three months ended March 31, 2012 compared to net income of $5.8 million for the same period in 2011.  The net income increase was primarily due to the impact of business and product acquisition, introduction of new and revived products, and margin increases for certain of our existing products.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the quarter ended March 31, 2012, we generated $6.6 million in cash from operations.  This operating cash flow was primarily due to net income of $8.5 million, non-cash expenses of $6.5 million and a $3.7 million increase in accrued expenses and other liabilities, partially offset by a $3.9 million increase in trade receivables and $4.2 million increase in inventory and a $3.8 million decrease in accounts payable.  We used $64.0 million in cash for investing activities during the quarter ended March 31, 2012, consisting of $60.1 million used to complete the Kilitch Acquisition, and $3.9 million used to acquire property, plant and equipment.  Financing activities generated $2.1 million in cash flow, of which $1.6 million was from excess tax benefits from stock-based compensation and $0.5 million was related to the exercise of stock options and employee participation in our ESPP.

During the quarter ended March 31, 2011, we generated $2.3 million in cash from operations, primarily due to net income of $5.8 million and $2.1 million in non-cash expenses, partially offset by a $3.2 million increase in trade receivables, and a $2.2 million decrease in accrued expenses primarily related to the payment of the 2010 management bonuses.  Investing activities used $0.3 million in cash flow mainly due to $2.1 million used to purchase or upgrade property, plant and equipment, partially offset by $1.8 million received as a partner distribution from the Joint Venture Company.  Financing activities generated $2.1 million in cash during the quarter mainly related to the exercise of stock options and warrants.

As of March 31, 2012, we had $28.3 million in cash and cash equivalents and no outstanding balance under our credit facility with Bank of America N.A.  Of our cash and cash equivalents at March 31, 2012, $24.4 million was in U.S. accounts and $3.9 million was in the Indian accounts of our wholly-owned subsidiary, Akorn India Private Limited.

The total loan commitment under our credit facility with Bank of America, N.A. is $20.0 million, of which $17.0 million remained available as of March 31, 2012 and $3.0 million was committed to a letter of credit.  We believe that operating cash flows and availability under our credit facility will be sufficient to meet our cash needs for the foreseeable future.

Credit Facilities:

Bank of America Credit Facility

     On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “B of A Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “B of A Lenders”) through which we obtained a $20.0 million revolving line of credit (the “Facility”), which includes a $2.0 million letter of credit facility.  We may request expansion of the Facility from time to time in increments of at least $5.0 million up to a maximum commitment of $35.0 million, so long as no default or event of default has occurred and is continuing.  The facility matures in March 2016.  We may early terminate the B of A Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.

    Under the terms of the B of A Credit Agreement, amounts outstanding will bear interest at our election at (a) LIBOR or (b) the bank’s Base Rate (which is the greatest of: (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.0%), plus an applicable margin, which margin is based on the consolidated fixed charge coverage ratio of Akorn, Inc. and its subsidiaries from time to time. Additionally, the Borrowers will pay an unused line fee of 0.250% per annum on the unused portion of the Facility.  Interest and unused line fees will be accrued and paid monthly.  In addition, with respect to any letters of credit that may be issued, the Borrowers will pay: (i) a fee equal to the applicable margin times the average amount of outstanding letters of credit, (ii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit, and (iii) any additional fees incurred by the applicable issuer in connection with issuing the letter of credit.  During an event of default, any interest or fees payable will be increased by 2% per annum.

      Availability under the revolving credit line is equal to the lesser of (a) $20.0 million reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in accordance with the terms of the B of A Credit Agreement) determined by reference to the value of the Borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter.

   Obligations under the B of A Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each of our domestic subsidiaries and 65% of their respective equity interests in any foreign subsidiaries. The B of A Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions while we have any outstanding commitments or obligations under the B of A Credit Agreement; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the B of A Credit Agreement is less than 15% of the aggregate B of A Lenders’ commitments under the B of A Credit Agreement.  During the term of the agreement, we must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

At March 31, 2012, we had no outstanding borrowings against the B of A Credit Agreement, but had one outstanding letter of credit in the amount of $3.0 million.  Accordingly, our availability was $17.0 million under the Facility as of March 31, 2012.

EJ Funds Credit Facility

On January 7, 2009, we entered into a Credit Agreement (the “GE/EJ Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the GE/EJ Credit Agreement was subsequently assigned to EJ Funds LP.)  Pursuant to the GE/EJ Credit Agreement, the Lenders agreed to extend loans to us under a revolving credit facility up to an aggregate principal amount of $25.0 million (the “GE/EJ Credit Facility”). The GE/EJ Credit Facility was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the GE/EJ Credit Agreement.  On June 17, 2011, we elected to early terminate the GE/EJ Credit Agreement.  A more detailed timeline of events regarding the GE/EJ Credit Agreement follows.

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

On August 17, 2009, we completed negotiations with EJ Funds for additional capacity on our GE/EJ Credit Facility, increasing the loan commitment from $5.7 million to $10.0 million. In consideration of this amendment, EJ Funds was granted a warrant to acquire 1,650,806 shares of our common stock at $1.16 per share, the closing market price on August 14, 2009 (the “Restatement Warrants”).  The estimated fair value of the Restatement Warrants, using a Black-Scholes valuation model, was $1.2 million on the date of grant.  The GE/EJ Credit Facility was secured by our assets and per the terms of this amendment was not subject to debt covenants until April 1, 2010.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note B — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

The Company consolidates the financial statements of its foreign subsidiary in accordance with ASC 830, Foreign Currency Matters, under which the statement of operations amounts are translated from Indian rupees (“INR”) to U.S. dollars (“USD”) at the average exchange rate during the applicable period, while balance sheet balances are generally translated at the exchange rate in place as of the applicable balance sheet date.  Cash flows are translated at the average exchange rate in place during the applicable period.  Differences arising from foreign currency translation are included in other comprehensive loss and are carried as a separate component of equity on our condensed consolidated balance sheets.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The Company adopted ASU 2011-04 in the first quarter of fiscal year 2012.  Adoption of this guidance did not have a significant impact on the financial results.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Accounting Standards Codification (ASC) Topic 220): Presentation of Comprehensive Income, which eliminated the option to report other comprehensive income and its components in the consolidated statements of shareholders' equity. ASU 2011-05, as amended, requires an entity to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income is required to be presented with subtotals for each and a grand total for total comprehensive income. The Company adopted ASU 2011-05 in the first quarter of fiscal year 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2012, we continue to be party to a $20.0 million revolving Credit and Security Agreement with Bank of America, N.A (the “B of A Credit Agreement”).  Interest on borrowing under the B of A Credit Agreement is calculated at a premium above either the current prime rate or current LIBOR rates, exposing us to interest rate risk on such borrowings.  At March 31, 2012, we had no outstanding loans and one outstanding letter of credit in the amount of $3.0 million under the B of A Credit Agreement.

Our principal debt is related to our $120 million of 3.50% Senior Convertible Notes due 2016 (the “Convertible Notes”).  The Convertible Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity.  Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes.

We are subject to foreign exchange risk from our wholly-owned subsidiary, Akorn India Private Limited.  This business operates in India, conducting its business in Indian rupees, in addition to exporting products to various unregulated world markets.  We maintain cash balances in India sufficient to fund our business activities there, and those balances would be subject to foreign exchange risk.  Export sales payable in foreign currencies would likewise be subject to foreign exchange risk.  Aside from these matters related to our Indian subsidiary, our foreign exchange risk is limited due to the fact that our export sales from the U.S. to foreign countries are typically transacted in U.S. dollars.

Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The reported amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in all material respects at the reasonable assurance level to ensure that information required to be disclosed in reports that the Company files or submits under the Act is recorded, processed, summarized and timely reported in accordance with the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

In the fiscal quarter ended March 31, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factor described below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 15, 2012.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

Our U.S. operations are currently subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”). We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits.  In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made.  If our employees, third-party sales representatives or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.

Failure to obtain regulatory certification of our manufacturing plant in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets, could impair our ability to grow and adversely affect our business, financial condition and results of operations.

We operate a manufacturing campus in Paonta Sahib, India, which was acquired through a business combination in 2012.  The manufacturing units within this campus were built to the standards of regulated markets, including the United States, but they are not currently approved by the United Stated Food and Drug Administration (“U.S. FDA”) to manufacture products for export to the United States.  It is our intention to obtain certification from the U.S. FDA and other regulatory authorities to allow this facility to manufacture products for export to the United States and other regulated world markets.  Obtaining such certification in a timely manner is critical to our sustaining our growth.  An inability to obtain or maintain such certification could restrict our ability to achieve our growth objectives, which would adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

        Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Those exhibits marked with a (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list. Portions of the exhibits marked with a (  Ω  ) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.

Exhibit
No.	Description

4.1
Registration Statement regarding the registration by Akorn, Inc. of 8,000,000 additional shares for issuance under the Amended and Restated Akorn, Inc. 2003 Stock Option Plan, incorporated by reference to the Registration Statement on Form S-8 filed on February 10, 2012.

10.1	Amended and Restated Akorn, Inc. 2003 Stock Option Plan, as amended, incorporate by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 8, 2012.

(31.1)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

(31.2)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

(32.1)*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

(32.2)*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer

Date: May 10, 2012