Form 10-Q/A
period 2012-03-31
AKORN INC
filed 2012-08-14
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Overview

Akorn, Inc. (the Company), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Amendment) to restate and amend the Company’s previously issued and unaudited interim financial statements and related financial information as of March 31, 2012 and for the three months ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 10, 2012.  As described below and in Note 1, the restatement adjusts the Company’s accounting for the acquisition of selected assets of Kilitch Drugs (India) Limited.

In addition, the Company's consolidated statement of cash flows for the three months ended March 31, 2012 and 2011 have been adjusted to correct a classification error. The error resulted in an understatement of net cash provided by operating activities of $1.4 million, with a corresponding understatement of net cash used in investing activities for the three months ended March 31, 2012 and an overstatement of net cash provided by operating activities of $0.5 million, with a corresponding overstatement of net cash used in investing activities for the three month period ended March 31, 2011.

Background

During the second quarter of 2012, the Company determined that that its preliminary accounting for the acquisitions of certain assets of Kilitch Drugs (India) Limited under ASC 805, Business Combinations (ASC 805), needed to be corrected.  Originally, the Company recorded all payments for the acquisition as purchase consideration, which included approximately $1.6 million related to transfer taxes paid and $6.7 million that was disproportionately paid and contingently payable to certain selling shareholders.  The $1.6 million related to transfer taxes represents acquisition-related costs which should have been expensed.  In addition, the $6.7 million that was disproportionate to the ownership percentages of Kilitch Drugs (India) Limited represent separate, compensatory arrangements that should not have been included as consideration and therefore was expensed at the date of closing as the services were completed and future amounts payable are probable of occurring.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the three month period ended March 31, 2012.  The effect of the restatement on the condensed consolidated balance sheet as of March 31, 2012 is as follows:

March 31, 2012	As Reported	Adjustments	As Restated
Goodwill	$41,282	$(8,597)	$32,685
Total Other Long-Term Assets	140,189	(8,597)	131,592
Total Assets	323,958	(8,597)	315,361
Accrued expenses and other liabilities	7,494	(1,880)	5,614
Contingent consideration payable	3,926	(3,926)	-
Accrued acquisition related compensation	-	3,349	3,349
Total Current Liabilities	33,207	(2,457)	30,750
Deferred taxes – non-current	4,846	(1,022)	3,824
Total Long-Term Liabilities	122,979	(1,022)	121,957
Total Liabilities	156,186	(3,479)	152,707
Accumulated deficit	(63,882)	(5,384)	(69,266)
Accumulated other comprehensive loss	(2,469)	266	(2,203)
Total Shareholders’ Equity	167,772	(5,118)	162,654
Total Liabilities and Shareholders’ Equity	323,958	(8,597)	315,361

The effect of the restatement on the condensed consolidated income statement for the three months ended March 31, 2012 is as follows:

	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$10,475	$(136)	$10,339
Acquisition related costs	-	8,460	8,460
Total Operating Expenses	14,915	8,324	23,239
Operating Income	15,986	(8,324)	7,662
Income before income taxes	13,566	(8,324)	5,242
Income tax provision	5,074	(2,940)	2,134
Consolidated net income	8,492	(5,384)	3,108
Net Income Per Share
Basic	0.09	(0.06)	0.03
Diluted	0.08	(0.05)	0.03
Comprehensive income
Consolidated net income	8,492	(5,384)	3,108
Foreign currency translation loss	(2,469)	266	(2,203)
Comprehensive income	6,023	(5,118)	905

The effect of the restatements on the condensed consolidated statement of cash flows for the three months ended March 31, 2012 and 2011 is as follows:

2012	As Reported	Adjustments	As Restated
Consolidated net income	$8,492	$(5,384)	$3,108
Deferred tax assets, net	2,837	(1,060)	1,777
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts payable	(3,788)	1,412	(2,376)
Accrued expenses and other liabilities	3,659	1,510	5,169
Net cash provided by operating activities	6,571	(3,522)	3,049
Payments for acquisitions	(60,072)	4,848	(55,224)
Purchases of property plant and equipment	(3,974)	(1,412)	(5,386)
Net cash used in investing activities	(64,046)	3,436	(60,610)
Effect of exchange rate changes on cash and cash equivalents	(267)	86	(181)
(Decrease) increase in Cash and Cash Equivalents	(55,624)	_	(55,624)
Cash and Cash Equivalents at End of Period	28,338	_	28,338

2011	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts payable	1,583	(495)	1,088
Net cash provided by operating activities	2,322	(495)	1,827
Purchases of property plant and equipment	(2,131)	495	(1,636)
Net cash (used in) provided by investing activities	(339)	495	156
Increase (decrease) in Cash and Cash Equivalents	41,623	_	41,623
Cash and Cash Equivalents at End of Period	45,712	_	45,712

Consistent with the information above, the Company has revised the following items in this Form 10-Q/A:

Part I
Item 1- Financial Statements (Unaudited) including notes 1, 2, 8, 11, 13 and 16 to the condensed consolidated financial statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Additionally, in this Amendment, the Company is including currently dated certifications from the Company’s Principal Executive officer and Principal Financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2 and a currently dated certification from the Company’s Principal Executive Officer and Principal Financial Officer as require by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1.

Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on May 10, 2012 (the initial Form 10-Q) are unchanged and this amendment does not reflect any events that have occurred after the initial Form 10-Q was filed.  Accordingly, this amendment should be read in conjunction with the Company’s initial Form 10-Q and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three month period ended March 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS:	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$28,338	$83,962
Trade accounts receivable, net	31,508	25,307
Inventories, net	41,343	35,456
Deferred taxes, current	6,715	8,153
Prepaid expenses and other current assets	2,995	3,071
TOTAL CURRENT ASSETS	110,899	155,949
PROPERTY, PLANT AND EQUIPMENT, NET	72,870	44,389
OTHER LONG-TERM ASSETS:
Goodwill	32,685	11,863
Product licensing rights, net	66,510	67,822
Other intangibles, net	18,360	13,016
Deferred financing costs, net	3,671	3,864
Long-term investments	10,254	10,137
Other	112	105
TOTAL OTHER LONG-TERM ASSETS	131,592	106,807
TOTAL ASSETS	$315,361	$307,145
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$15,922	$17,874
Accrued compensation	5,865	5,094
Accrued acquisition related compensation	3,349	—
Accrued expenses and other liabilities	5,614	5,321
TOTAL CURRENT LIABILITIES	30,750	28,289
LONG-TERM LIABILITIES:
Long-term debt	101,740	100,808
Purchase consideration payable	14,091	13,841
Deferred taxes – non-current	3,824	3,742
Product warranty liability	1,299	1,299
Lease incentive obligation and other long-term liabilities	1,003	958
TOTAL LONG-TERM LIABILITIES	121,957	120,648
TOTAL LIABILITIES	152,707	148,937
SHAREHOLDERS EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 95,095,860 and 94,936,282 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	216,177	212,636
Warrants to acquire common stock	17,946	17,946
Accumulated deficit	(69,266)	(72,374)
Accumulated other comprehensive loss	(2,203)	—
TOTAL SHAREHOLDERS’ EQUITY	162,654	158,208
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$315,361	$307,145

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(restated)
Revenues	$51,717	$25,444
Cost of sales	20,816	11,191
GROSS PROFIT	30,901	14,253
Selling, general and administrative expenses	10,339	6,291
Acquisition related costs	8,460	111
Research and development expenses	2,877	1,887
Amortization of intangibles	1,563	256
TOTAL OPERATING EXPENSES	23,239	8,545
OPERATING INCOME	7,662	5,708
Amortization of deferred financing costs	(193)	(193)
Non-cash interest expense	(1,183)	—
Interest (expense) income, net	(1,044)	11
Equity in earnings of unconsolidated joint venture	—	824
INCOME BEFORE INCOME TAXES	5,242	6,350
Income tax provision	2,134	540
CONSOLIDATED NET INCOME	$3,108	$5,810
NET INCOME PER SHARE:
BASIC	$0.03	$0.06
DILUTED	$0.03	$0.06
SHARES USED IN COMPUTING NET INCOME PER SHARE:
BASIC	95,011	94,197
DILUTED	109,169	103,985

COMPREHENSIVE INCOME:
Consolidated net income	$3,108	$5,810
Foreign currency translation loss	(2,203)	—
COMPREHENSIVE INCOME	$905	$5,810

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
 IN THOUSANDS (UNAUDITED)
(Restated)

			Warrants
			to acquire		Other
			Common	Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit	Loss	Total
BALANCES AT DECEMBER 31, 2011	94,936	$212,636	$17,946	$(72,374)	$—	$158,208
Consolidated net income	—	—	—	3,108	—	3,108
Exercise of stock options	89	155	—	—	—	155
Employee stock purchase plan issuances	71	368	—	—	—	368
Amortization of deferred compensation related to restricted stock awards	—	4	—	—	—	4
Stock-based compensation expense	—	1,419	—	—	—	1,419
Foreign currency translation adjustment	—	—	—	—	(2,203)	(2,203)
Excess tax benefit – stock compensation	—	1,595	—	—	—	1,595

BALANCES AT MARCH 31, 2012	95,096	$216,177	$17,946	$(69,266)	$(2,203)	$162,654

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)

	Three months ended March 31,
	2012	2011
	(restated)	(restated)
OPERATING ACTIVITIES:
Consolidated net income	$3,108	$5,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,511	1,126
Write-off and amortization of deferred financing fees	193	193
Non-cash stock compensation expense	1,423	731
Non-cash interest expense	1,183	—
Deferred tax assets, net	1,777	—
Excess tax benefit from stock compensation	(1,595)	—
Equity in earnings of unconsolidated joint venture	—	(824)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(3,914)	(3,183)
Inventories	(4,155)	(913)
Prepaid expenses and other current assets	(275)	(7)
Trade accounts payable	(2,376)	1,088
Accrued expenses and other liabilities	5,169	(2,194)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,049	1,827
INVESTING ACTIVITIES:
Payments for acquisitions	(55,224)	—
Purchases of property, plant and equipment	(5,386)	(1,636)
Distribution from unconsolidated joint venture	—	1,792
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(60,610)	156
FINANCING ACTIVITIES:
Net proceeds from common stock and warrant offering	—	1,727
Excess tax benefit from stock compensation	1,595	—
Proceeds under stock option and stock purchase plans	523	379
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,118	2,106
Effect of exchange rate changes on cash and cash equivalents	(181)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(55,624)	4,089
Cash and cash equivalents at beginning of period	83,962	41,623
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,338	$45,712
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	16	5
Amount paid for income taxes	63	206

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

Restatement of March 31, 2012 Financial Statement: During the second quarter of 2012, the Company determined that its preliminary accounting for the acquisition of Kilitch Drugs (India) Limited under ASC 805, Business Combinations (ASC 805), needed to be corrected.  As a result, certain items that have been previously recorded as purchase price needed to be expensed as either compensation or other acquisition related costs under ASC 805.

In addition, the Company's consolidated statement of cash flows for the three months ended March 31, 2012 and 2011 have been adjusted to correct a classification error. The error resulted in an understatement of net cash provided by operating activities of $1.4 million, with a corresponding understatement of net cash used in investing activities for the three months ended March 31, 2012 and an overstatement of net cash provided by operating activities of $0.5 million, with a corresponding overstatement of net cash used in investing activities for the three month period ended March 31, 2011.

Background

During the second quarter of 2012, the Company determined that that its preliminary accounting for the acquisitions of certain assets of Kilitch Drugs (India) Limited under ASC 805, Business Combinations (ASC 805), needed to be corrected.  Originally, the Company recorded all payments for the acquisition as purchase consideration, which included approximately $1.6 million related to transfer taxes paid and $6.7 million that was disproportionately paid and contingently payable to certain selling shareholders.  The $1.6 million related to transfer taxes represents acquisition-related costs which should have been expensed.  In addition, the $6.7 million that was disproportionate to the ownership percentages of Kilitch Drugs (India) Limited represent separate, compensatory arrangements that should not have been included as consideration and therefore was expensed at the date of closing as the services were completed and future amounts payable are probable of occurring.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the three month period ended March 31, 2012.  The effect of the restatement on the condensed consolidated balance sheet as of March 31, 2012 is as follows:

March 31, 2012	As Reported	Adjustments	As Restated
Goodwill	$41,282	$(8,597)	$32,685
Total Other Long-Term Assets	140,189	(8,597)	131,592
Total Assets	323,958	(8,597)	315,361
Accrued expenses and other liabilities	7,494	(1,880)	5,614
Contingent consideration payable	3,926	(3,926)	-
Accrued acquisition related compensation	-	3,349	3,349
Total Current Liabilities	33,207	(2,457)	30,750
Deferred taxes – non-current	4,846	(1,022)	3,824
Total Long-Term Liabilities	122,979	(1,022)	121,957
Total Liabilities	156,186	(3,479)	152,707
Accumulated deficit	(63,882)	(5,384)	(69,266)
Accumulated other comprehensive loss	(2,469)	266	(2,203)
Total Shareholders’ Equity	167,772	(5,118)	162,654
Total Liabilities and Shareholders’ Equity	323,958	(8,597)	315,361

The effect of the restatement on the condensed consolidated income statement for the three months ended March 31, 2012 is as follows:

	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$10,475	$(136)	$10,339
Acquisition related costs	-	8,460	8,460
Total Operating Expenses	14,915	8,324	23,239
Operating Income	15,986	(8,324)	7,662
Income before income taxes	13,566	(8,324)	5,242
Income tax provision	5,074	(2,940)	2,134
Consolidated net income	8,492	(5,384)	3,108
Net Income Per Share
Basic	0.09	(0.06)	0.03
Diluted	0.08	(0.05)	0.03
Comprehensive income
Consolidated net income	8,492	(5,384)	3,108
Foreign currency translation loss	(2,469)	266	(2,203)
Comprehensive income	6,023	(5,118)	905

The effect of the restatements on the condensed consolidated statement of cash flows for the three months ended March 31, 2012 and 2011 is as follows:

2012	As Reported	Adjustments	As Restated
Consolidated net income	$8,492	$(5,384)	$3,108
Deferred tax assets, net	2,837	(1,060)	1,777
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts payable	(3,788)	1,412	(2,376)
Accrued expenses and other liabilities	3,659	1,510	5,169
Net cash provided by operating activities	6,571	(3,522)	3,049
Payments for acquisitions	(60,072)	4,848	(55,224)
Purchases of property plant and equipment	(3,974)	(1,412)	(5,386)
Net cash used in investing activities	(64,046)	3,436	(60,610)
Effect of exchange rate changes on cash and cash equivalents	(267)	86	(181)
(Decrease) increase in Cash and Cash Equivalents	(55,624)	_	(55,624)
Cash and Cash Equivalents at End of Period	28,338	_	28,338

2011	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts payable	1,583	(495)	1,088
Net cash provided by operating activities	2,322	(495)	1,827
Purchases of property plant and equipment	(2,131)	495	(1,636)
Net cash (used in) provided by investing activities	(339)	495	156
Increase (decrease) in Cash and Cash Equivalents	41,623	_	41,623
Cash and Cash Equivalents at End of Period	45,712	_	45,712

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

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.  The contingent consideration related to the Company’s December 22, 2011 Lundbeck business acquisition are Level 3 liabilities.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
(restated)		Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$28,338	$28,338	$—	$—
Total assets	28,338	28,338	—	—

Purchase consideration payable, long-term	14,091	—	—	14,091
Total liabilities	$14,091	$—	$—	$14,091

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$83,962	$83,962	$—	$—
Total assets	83,962	83,962	—	—

Purchase consideration payable, long-term	13,841	—	—	13,841
Total liabilities	$13,841	$—	$—	$13,841

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

      Property, plant and equipment as of March 31, 2012 includes assets acquired through the Kilitch Acquisition in India, completed on February 28, 2012.  The increases in property, plant and equipment placed in service, net, is primarily related to the Kilitch Acquisition.  Of the increase in construction in progress, approximately $13.7 million was related to the Kilitch Acquisition, while the remaining $3.6 million was related to construction projects at the Company’s domestic production facilities.  See Note 13,  Business Combinations , for further discussion of the Kilitch Acquisition.

NOTE 8 — INTANGIBLE ASSETS

      The following table sets forth information about the changes in the net book value of the Company’s intangible assets during the quarter ended March 31, 2012 and the weighted average remaining amortization period as of March 31, 2012 (in thousands):

	Goodwill	Product Licensing Rights	Other Intangibles	TOTAL
DECEMBER 31, 2011	$11,863	$67,822	$13,016	$92,701
Kilitch Acquisition (Restated)	21,609	—	5,806	27,415
Currency translation adjustment (Restated)	(787)	—	(211)	(998)
Amortization of intangibles	—	(1,312)	(251)	(1,563)
MARCH 31, 2012 (Restated)	$32,685	$66,510	$18,360	$117,555

Weighted average remaining amortization period	N/A	14.3 years	18.7 years

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

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, and (iii) unvested restricted stock awards (“RSAs”).  A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	Three months ended March 31,
	2012	2011
	(restated)
Net income	$3,108	$5,810
Net income per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Shares used in computing net income per share:
Weighted average basic shares outstanding	95,011	94,197
Dilutive securities:
Stock options and unvested RSA’s	4,097	4,091
Stock warrants	6,502	5,697
Shares issuable upon conversion of convertible notes (1)	3,559	—
Total dilutive securities	14,158	9,788

Weighted average diluted shares outstanding	109,169	103,985

(1)	Shares issuable upon conversion of convertible notes assumes that that Company would repay the principal of the notes in cash and pay any incremental value in shares of the Company’s common stock.

NOTE 12 — INDUSTRY SEGMENT INFORMATION

During the quarters ended March 31, 2012 and March 31, 2011, the Company reported results for three segments:
-	Ophthalmic

-	Hospital Drugs & Injectables

-	Contract Services

The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.

The Company’s reportable segments are based upon internal financial reports that aggregate certain operating information. The Company’s chief operating decision maker, as defined in ASC Topic 280,  Segment Reporting  (formerly SFAS No. 131,  Disclosures about Segments of an Enterprise and Related Information ), is its chief executive officer, or CEO. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information.

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

Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED MARCH 31,
	2012	2011
REVENUES:	(Restated)
Ophthalmic	$21,811	$11,018
Hospital Drugs & Injectables	27,376	9,055
Contract Services	2,530	5,371
Total revenues	$51,717	$25,444
GROSS PROFIT:
Ophthalmic	$12,719	$7,186
Hospital Drugs & Injectables	17,041	4,861
Contract Services	1,141	2,206
Total gross profit	30,901	14,253
Operating expenses	23,239	8,545
Operating profit	7,662	5,708
Other (expense) income	(2,420)	642
Income before income taxes	$5,242	$6,350

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain of the Company’s manufacturing and warehouse facilities support more than one segment.

NOTE 13 — BUSINESS COMBINATIONS (Restated)

As discussed fully in footnote 1, the Company has restated its financial statements related to the first quarter acquisition of Kilitch Drugs (India) Limited.  This footnote has been restated to reflect the adjustments.

On February 28, 2012, Akorn India Private Limited (“AIPL”), a wholly owned subsidiary of Akorn, Inc. (the “Company”) completed and closed on its previously announced acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”).  This acquisition (the “Kilitch Acquisition”) was pursuant to the terms of the Business Transfer Agreement (the “BTA”) entered into among the Company, KDIL and the members of the promoter group of KDIL on October 5, 2011.  In accordance with terms contained in the BTA, the Company also closed on a related Product Transfer Agreement between the Company and NBZ Pharma Limited (“NBZ”), a company associated with KDIL.  The primary asset transferred was KDIL’s manufacturing plant in Paonta Sahib, Himachal Pradesh, India, along with its existing book of business.  KDIL was engaged in the manufacture and sale of pharmaceutical products for contract customers in India and for export to various unregulated world markets.  While the Paonta Sahib manufacturing facility is not currently certified by the U.S. Food and Drug Administration (the “FDA”) for exporting drugs to the U.S., the facility was designed with future FDA certification in mind.  Accordingly, the Kilitch Acquisition provided the Company with the potential for future capacity expansion for products to be sold in the U.S., as well as, the opportunity to expand the Company’s footprint into markets outside the U.S.  The Company has determined that the assets acquired through the Kilitch Acquisition constitute a “business” as defined by Rule 11-01(d) of Regulation S-X and ASC 805,  Business Combinations .  Accordingly, the Company has accounted for the Kilitch Acquisition as a business combination.

AIPL paid the equivalent of approximately USD $60.1 million at closing.  Total purchase consideration was approximately $55.2 million which consisted of approximately $51.2 million in base consideration, $4.0 million in reimbursement for capital expenditures made by KDIL between April 1, 2011 and the closing date. In addition AIPL paid $3.4 million related to compensation earned from the achievement of acquisition related milestones by the closing date, and $1.6 million in other acquisition costs related to taxes and duties to transfer of the land and the business.  In addition to the amounts paid at closing, AIPL expects to owe the full contractual amount of $3.3 million in additional compensation, which are payable based on certain milestones that the Company determined were probable of achievement, and therefore, has recorded this amount as “accrued acquisition related compensation” in the condensed consolidated balance sheet as of March 31, 2012. The compensation for acquisition-related milestones and other acquisition costs have been recorded as “acquisition costs” as part of operating expenses in the condensed consolidated income statement. The BTA also contains a working capital guarantee that calls for KDIL or AIPL to reimburse the other party for any shortfall or excess, respectively, in the actual acquired working capital compared to the target established in the BTA.

The Company may pay up to an additional $1.0 million for future services which will be expensed prospectively as the services are provided.

The following table sets forth the purchase price for the Kilitch Acquisition translated into U.S. dollars as of the date of acquisition (amounts in thousands):

PURCHASE PRICE:
Cash paid	$55,224
Estimated working capital true-up	(890)
Assumed liabilities	2,099
Deferred tax liabilities	1,368
Total purchase price	$57,801

ALLOCATION OF THE FAIR VALUE OF THE ACQUISITION:

Accounts receivable	2,130
Inventory	1,799
Land	3,714
Property, plant and equipment	8,474
Construction in progress	14,231
Goodwill, non-deductible	21,609
Other intangible assets, non-deductible	5,806
Other assets	38
Total allocation of fair value	$57,801

The allocation of fair value presented above is preliminary pending final valuation of the acquired tangible and intangible assets.

Goodwill represents expected synergies and intangible assets that do not qualify for separate recognition.  The Company does not anticipate being able to deduct the value of goodwill or other intangible assets for income tax purposes in India.  Accordingly, the Company recorded a deferred tax liability of $1,368,000 as part of purchase accounting.  For book purposes, the other intangible assets acquired are being amortized over lives of four to five years. Goodwill is not amortized for book purposes but is subject to impairment testing, per Company policy.  The tangible assets acquired consist primarily of construction in progress of approximately $14,231,000, property plant and equipment of approximately $8,474,000, Land of approximately $3,714,000 accounts receivable of approximately $2,130,000 and Inventory of approximately $1,799,000.

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

Three months ended March 31, 2012
Revenue	$55,721
Net income	1,572
Net income per diluted share	$0.01

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

NOTE 16 — INCOME TAXES

The following table sets forth the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	March 31,
	2012	2011
	(restated)
Income before income taxes	$5,242	$6,350
Income tax provision	2,134	540
Net income	$3,108	$5,810

Income tax provision as a percentage of income before income taxes	40.7%	8.5%

      The Company’s provision for income taxes for the quarter ended March 31, 2012 was equal to 40.7% of income before income taxes.  This figure equals the blended effective income tax rate expected for the year 2012, taking into consideration certain costs related to the acquisition of KDIL that have been expensed for book and are not expected to be deductible.  This tax provision rate factors in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate.  The Company’s income tax provision rate was 8.5% in the quarter ended March 31, 2011, equaling the Company’s effective state income tax rate.  For the quarter ended March 31, 2011, the Company's Federal tax provision on current period earnings was offset by net operating losses that had previously been subject to a valuation allowance.  The Company’s remaining valuation allowances against deferred tax assets were reversed in their entirety in the quarter ended September 30, 2011.

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

NOTE 18 — SUBSEQUENT EVENT

On April 10, 2012, the Company announced that it received U.S. Food and Drug Administration (FDA) approval for its generic version of ViroPharma’s Vancocin®. Vancocin® is indicated for the treatment of  Clostridium difficile- associated diarrhea (CDAD), and is also used for the treatment of enterocolitis caused by  Staphylococcus aureus including methicillin-resistant strains.  According to IMS Health, Vancocin® 125mg and 250mg had combined sales of approximately $328 million in the U.S. for the twelve months ended December 31, 2011.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the quarters ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Three months ended March 31,
	2012		2011
	(Restated)
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenues:
Ophthalmic	$21,811	42.2%	$11,018	43.3%
Hospital drugs & injectables	27,376	52.9%	9,055	35.6%
Contract services	2,530	4.9%	5,371	21.1%
Total revenues	51,717	100.0%	25,444	100.0%
Gross profit:
Ophthalmic	12,719	58.3%	7,186	65.2%
Hospital drugs & injectables	17,041	62.2%	4,861	53.7%
Contract services	1,141	45.1%	2,206	41.1%
Total gross profit	30,901	59.8%	14,253	56.0%
Operating expenses:
Selling, general & administrative expenses	10,339	20.0%	6,291	24.7%
Acquisition related costs	8,460	16.4%	111	0.4%
Research and development expenses	2,877	5.6%	1,887	7.4%
Amortization of intangibles	1,563	3.0%	256	1.0%
Operating income	7,662	14.8%	5,708	22.4%
Other (expense) income, net	(2,420)	(4.7)%	642	2.5%
Income before income taxes	$5,242	10.1%	$6,350	24.9%
Income tax provision	2,134	4.1%	540	2.1%
Net income	$3,108	6.0%	$5,810	22.8%

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

Selling, general and administrative (“SG&A”) expenses were $10.3 million in the first quarter of 2012, compared to $6.3 million the same period in 2011.  The increases were primarily due to the incremental expenses from acquired businesses and increases in stock-based compensation expense.

Research and development (“R&D”) expense increased to $2.9 million in the quarter ended March 31, 2012 compared to $1.9 million in the corresponding prior year period.  The increase was primarily related to increases in staffing and overall activities within our R&D function.

Acquisition related costs were $8.5 million in the quarter ended March 31, 2012 as compared to $0.1 million for the same period in 2011. The increase was primarily related to the acquisition of certain assets from Kilitch Drugs (India) Limited. The amounts recorded in 2012 primarily included $6.7 million in fees paid and payable to the former owners of the Kilitch business for various services provided to Akorn, and $1.6 million in stamp duties for transfer of ownership of the land and buildings in Paonta Sahib, India to Akorn.

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

For the quarter ended March 31, 2012, the income tax provision was $2.1 million, or 40.7% of pretax income, while in the prior year quarter ended March 31, 2011, the income tax provision was $0.5 million, or 8.5% of pretax income.  The current year effective rate equals the blended effective income tax rate expected for the year 2012, taking into consideration certain costs related to the acquisition of KDIL that have been expensed for book purposes and are not expected to be deductible.  The prior year provision related primarily to state taxes payable.  We did not provide for Federal income taxes in the quarter ended March 31, 2011 as we were exhausting Federal net operating loss carry-forwards and other deferred tax assets that carried at zero balance on our balance sheet due to full valuation allowances.

We reported net income of $1.2 million for the three months ended March 31, 2012 compared to net income of $5.8 million for the same period in 2011.  The net income decrease was entirely due to the impact of acquisition related costs partially offset by increases from product acquisition, introduction of new and revived products, and margin increases for certain of our existing products.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the quarter ended March 31, 2012, we generated $3.0 million in cash from operations.  This operating cash flow was primarily due to net income of $3.1 million, non-cash expenses of $5.3 million and an $5.2 million increase in accrued expenses and other liabilities, partially offset by a $3.9 million increase in trade receivables and $4.2 million increase in inventory and a $2.4 million decrease in accounts payable.  We used $60.6 million in cash for investing activities during the quarter ended March 31, 2012, consisting of $55.2 million used to complete the Kilitch Acquisition, and $5.4 million used to acquire property, plant and equipment.  Financing activities generated $2.1 million in cash flow, of which $1.6 million was from excess tax benefits from stock-based compensation and $0.5 million was related to the exercise of stock options and employee participation in our ESPP.

During the quarter ended March 31, 2011, we generated $1.8 million in cash from operations, primarily due to net income of $5.8 million and $2.1 million in non-cash expenses, partially offset by a $3.2 million increase in trade receivables, and a $2.2 million decrease in accrued expenses primarily related to the payment of the 2010 management bonuses.  Investing activities provided $0.2 million in cash flow mainly due to $1.6 million used to purchase or upgrade property, plant and equipment, partially offset by $1.8 million received as a partner distribution from the Joint Venture Company.  Financing activities generated $2.1 million in cash during the quarter mainly related to the exercise of stock options and warrants.

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

The Company consolidates the financial statements of its foreign subsidiary in accordance with ASC 830, Foreign Currency Matters , under which the statement of operations amounts are translated from Indian rupees (“INR”) to U.S. dollars (“USD”) at the average exchange rate during the applicable period, while balance sheet balances are generally translated at the exchange rate in place as of the applicable balance sheet date.  Cash flows are translated at the average exchange rate in place during the applicable period.  Differences arising from foreign currency translation are included in other comprehensive loss and are carried as a separate component of equity on our condensed consolidated balance sheets.

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

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Accounting Standards Codification (ASC) Topic 220): Presentation of Comprehensive Income , which eliminated the option to report other comprehensive income and its components in the consolidated statements of shareholders' equity. ASU 2011-05, as amended, requires an entity to present items of net income and other comprehensive income in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income is required to be presented with subtotals for each and a grand total for total comprehensive income. The Company adopted ASU 2011-05 in the first quarter of fiscal year 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

During the second quarter ended June 30, 2012, the Company concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC regulation S-X.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The primary factor contributing to the material weakness, which relates to our financial statement close process, was the Company’s accounting for business combinations.  As a result, we made a number of post-close adjustments, included in this Form 10-Q/A, in order to correct the financial statements presented in our Form 10-Q for the period ended March 31, 2012 and filed with the SEC on May 10, 2012.

With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through improved processes, as well as the hiring of additional finance personnel. While the Company believes it will have remediated the material weakness prior to filing its Form 10-K for the period ended and as of December 31, 2012 the Company can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2012.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Amended Quarterly Report on Form 10-Q/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the period presented in accordance with U.S. GAAP.

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

Date: August 14, 2012