Form 10-Q
period 2012-06-30
AKORN INC
filed 2012-08-14
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Yes ☐            No ☑

At August 14, 2012 there were 95,095,860 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$24,410	$83,962
Trade accounts receivable, net	37,066	25,307
Inventories, net	46,575	35,456
Deferred taxes, current	4,469	8,153
Prepaid expenses and other current assets	3,968	3,071
TOTAL CURRENT ASSETS	116,488	155,949
PROPERTY, PLANT AND EQUIPMENT, NET	76,310	44,389
OTHER LONG-TERM ASSETS:
Goodwill	30,179	11,863
Product licensing rights, net	65,498	67,822
Other intangibles, net	17,458	13,016
Deferred financing costs, net	3,476	3,864
Long-term investments	10,269	10,137
Other	138	105
TOTAL OTHER LONG-TERM ASSETS	127,018	106,807
TOTAL ASSETS	$319,816	$307,145
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$15,931	$17,874
Accrued compensation	3,461	5,094
Accrued acquisition related compensation	3,063	—
Accrued expenses and other liabilities	5,985	5,321
TOTAL CURRENT LIABILITIES	28,440	28,289
LONG-TERM LIABILITIES:
Long-term debt	102,688	100,808
Purchase consideration payable	14,648	13,841
Deferred taxes – non-current	2,428	3,742
Product warranty liability	1,299	1,299
Lease incentive obligation and other long-term liabilities	953	958
TOTAL LONG-TERM LIABILITIES	122,016	120,648
TOTAL LIABILITIES	150,456	148,937
SHAREHOLDERS EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 95,095,860 and 94,936,282 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	217,934	212,636
Warrants to acquire common stock	17,946	17,946
Accumulated deficit	(59,560)	(72,374)
Accumulated other comprehensive loss	(6,960)	—
TOTAL SHAREHOLDERS’ EQUITY	169,360	158,208
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$319,816	$307,145

  See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Revenues	$63,287	$32,148	$115,004	$57,592
Cost of sales (exclusive of amortization of intangibles included below)	27,560	14,265	48,376	25,456
GROSS PROFIT	35,727	17,883	66,628	32,136
Selling, general and administrative expenses	10,940	8,024	21,279	14,315
Acquisition-related costs	184	107	8,644	218
Research and development expenses	4,073	2,767	6,950	4,654
Amortization of intangibles	1,754	309	3,317	565
TOTAL OPERATING EXPENSES	16,951	11,207	40,190	19,752
OPERATING INCOME	18,776	6,676	26,438	12,384
Amortization of deferred financing costs	(195)	(1,403)	(388)	(1,596)
Non-cash interest expense	(1,204)	(286)	(2,387)	(286)
Interest expense, net	(1,006)	(324)	(2,050)	(313)
Equity in earnings of unconsolidated joint venture	—	13,706	—	14,530
INCOME BEFORE INCOME TAXES	16,371	18,369	21,613	24,719
Income tax provision	6,665	423	8,799	963
CONSOLIDATED NET INCOME	$9,706	$17,946	$12,814	$23,756
CONSOLIDATED NET INCOME PER SHARE:
BASIC	$0.10	$0.19	$0.13	$0.25
DILUTED	$0.09	$0.17	$0.12	$0.23
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER SHARE:
BASIC	95,096	94,579	95,054	94,389
DILUTED	110,513	105,233	109,879	104,653

COMPREHENSIVE INCOME:
Consolidated net income	$9,706	$17,946	$12,814	$23,756
Foreign currency translation loss	(4,757)	—	(6,960)	—
COMPREHENSIVE INCOME	$4,949	$17,946	$5,854	$23,756

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
 IN THOUSANDS (UNAUDITED)

			Warrants
			to acquire		Other
			Common	Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit	Loss	Total
BALANCES AT DECEMBER 31, 2011	94,936	$212,636	$17,946	$(72,374)	$—	$158,208
Consolidated net income	—	—	—	12,814	—	12,814
Exercise of stock options	89	155	—	—	—	155
Employee stock purchase plan issuances	71	368	—	—	—	368
Amortization of deferred compensation related to restricted stock awards	—	8	—	—	—	8
Stock-based compensation expense	—	3,172	—	—	—	3,172
Foreign currency translation adjustment	—	—	—	—	(6,960)	(6,960)
Excess tax benefit – stock compensation	—	1,595	—	—	—	1,595

BALANCES AT JUNE 30, 2012	95,096	$217,934	$17,946	$(59,560)	$(6,960)	$169,360

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)
	SIX MONTHS ENDED JUNE 30,
	2012	2011
		(Restated)
OPERATING ACTIVITIES:
Consolidated net income	$12,814	$23,756
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	5,319	2,309
Write-off and amortization of deferred financing fees	388	1,596
Non-cash stock compensation expense	3,181	2,494
Non-cash interest expense	2,387	—
Deferred tax assets, net	3,261	—
Excess tax benefit from stock compensation	(1,595)	—
Amortization of debt discount	—	286
Equity in earnings of unconsolidated joint venture	—	(14,530)
Changes in operating assets and liabilities:
Trade accounts receivable	(9,980)	(5,068)
Inventories	(9,561)	(3,521)
Prepaid expenses and other current assets	(1,071)	(1,120)
Trade accounts payable	(2,014)	2,215
Accrued expenses and other liabilities	3,157	(1,087)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,286	7,330
INVESTING ACTIVITIES:
Payments for acquisitions	(55,224)	(26,011)
Purchases of property, plant and equipment	(12,253)	(5,232)
Distribution from unconsolidated joint venture	—	3,131
Purchase of product licensing rights	—	(4,000)
NET CASH USED IN INVESTING ACTIVITIES	(67,477)	(32,112)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	120,000
Debt financing costs	—	(4,587)
Excess tax benefit from stock compensation	1,595	—
Net proceeds from common stock offering and warrant exercises	—	1,727
Proceeds under stock option and stock purchase plans	523	502
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,118	117,642
Effect of exchange rate changes on cash and cash equivalents	(479)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(59,552)	92,860
Cash and cash equivalents at beginning of period	83,962	41,623
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,410	$134,483
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$2,141	$8
Amount paid for income taxes	$5,819	$1,155

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

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed March 15, 2012.

          Cash Flow Restatement and Other Changes in Presentation:  The Company’s consolidated statement of cash flows for the six months ended June 30, 2011 have been restated to correct a classification error which resulted in overstatement of cash provided by operating activities in the amount of $1,007,000 and overstatement of cash used by investing activities by that same amount.  The error was related to capital expenditures that were accrued but unpaid.  The following table sets forth the numbers in our consolidated statement of cash flows for the six months ended June 30, 2011 that needed to be restated (in thousands):

	Six months ended
	June 30, 2011
	As Filed	Restated
Changes in operating assets and liabilities:
Trade accounts payable	$3,222	$2,215
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,337	7,330

Purchases of property, plant and equipment	(6,239)	(5,232)
NET CASH USED IN INVESTING ACTIVITIES	(33,119)	(32,112)

In addition, various amounts within the financial statements have been reclassified to match the current year presentation.  Specifically, acquisition-related costs, which previously had been included within selling, general and administrative expenses, have been reclassified to be separately stated within the consolidated statements of comprehensive income.

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

  Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.  The Company used an estimate of 98.5% during the quarters and six month periods ended June 30, 2012 and June 30, 2011.

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

 Coupons and In-Store Promotions:  The Company utilizes various types of coupons, as well as sales promotions through major retail chains to assist in selling its OTC eye care products.  At the time coupons are issued, the Company records a provision based on the dollar amount of the coupon offer and the estimated rate of redemption which is calculated based on historical experience.

 Advertising and Promotional Allowances to Customers: The Company routinely sells its non-prescription ophthalmic and other drug products to major retail drug chains.  From time to time, the Company may arrange for these retailers to run in-store promotional sales of the Company’s products.  The Company reserves an estimate of the dollar amount owed back to the retailer, recording this amount as a reduction to revenue at the later of the date on which the revenue is recognized or the date the sales incentive is offered. When the actual invoice for the sales promotion is received from the retailer, the Company adjusts its estimate accordingly.

For our treatment of advertising and promotional expenses paid to customers, we referred to guidance contained within ASC 605-50, Customer Payments and Incentives.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Items	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$24,410	$24,410	$—	$—
Total assets	24,410	24,410	—	—

Purchase consideration payable, long-term	14,648	—	—	14,648
Total liabilities	$14,648	$—	$—	$14,648

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$83,962	$83,962	$—	$—
Total assets	83,962	83,962	—	—

Purchase consideration payable, long-term	13,841	—	—	13,841
Total liabilities	$13,841	$—	$—	$13,841

The purchase consideration payable, long term, is primarily related to the Company’s obligation to pay additional consideration related to the acquisition of selected assets from H. Lundbeck A/S on December 22, 2011.  The carrying amounts were initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  These obligations are long-term in nature, and have therefore been discounted to present value based on an assumed discount rate of 9.0%.  The $807,000 change in value from $13,841,000 at December 31, 2011 to $14,648,000 at June 30, 2012 consisted of a $300,000 correction increasing the opening balance based on applying a discount rate of 9.0% instead of 10.0%, and $507,000 related to accruing interest and amortizing the discount to fair value.  This $507,000 was included within “Non-cash interest expense” on the Company’s condensed consolidated statements of comprehensive income for the six month period ended June 30, 2012.  The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and has affirmed that this is still the Company’s determination as of June 30, 2012.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income. There have been no significant changes within our assumptions that would impact the fair value of the contingent consideration during the period.

As of June 30, 2012 and December 31, 2011, the Company’s long-term investments were $10,269,000 and $10,137,000, respectively, and represent equity-method investments and cost-basis investments for which fair value is not readily determinable.

Business Combinations:  Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date.  Fair value determinations are based on discounted cash flow analyses or other valuation techniques.  In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed, or may complete some or all of the valuations internally.  In either case, the Company takes full responsibility for the determination of the fair value of the assets acquired and liabilities assumed.  The value of goodwill will be determined as the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received.  Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

Acquisition-related costs are costs the Company incurs to effect a business combination. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received.

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

 For the three and six month period ended June 30, 2012, the Company recorded total stock-based compensation expense of $1,757,000 and $3,181,000, respectively, of which $1,753,000 and $3,172,000 was related to stock options.  In the prior year three and six month periods ended June 30, 2011, the Company recorded stock-based compensation expense of $1,762,000 and $2,494,000, respectively, of which $1,758,000 and $2,485,000 was related to stock options.  The remaining stock-based compensation expense not related to stock options was related to the vesting of restricted stock awards.  The Company uses the single-award method for allocating compensation cost related to stock options to each period.

 The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended June 30, 2012, along with the weighted-average grant date fair value, was as follows:

	Three months ended June 30,
	2012	2011
Expected volatility	61%	76%
Expected life (in years)	3.8	3.8
Risk-free interest rate	0.79%	2.00%
Dividend yield	—%	—%
Fair value per stock option	$5.65	$3.70
Forfeiture rate	8%	8%

The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the six months ended June 30, 2012:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,399	$2.89	3.25	$77,371,000
Granted	478	12.87
Exercised	(89)	1.67
Forfeited	(77)	4.14
Outstanding at June 30, 2012	9,711	$3.38	2.85	$120,317,000
Exercisable at June 30, 2012	5,887	$2.37	2.57	$78,894,000

 The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and six month periods ended June 30, 2012, zero and 89,000 stock options were exercised resulting in cash payment to the Company of zero and $155,000, respectively.  During the prior year three and six month periods ended June 30, 2011, 79,000 and 153,000 stock options were exercised resulting in cash payment to the Company of $168,000 and $284,000, respectively. These option exercises generated tax-deductible expenses totaling $361,000 and $643,000, respectively.

 The Company also may grant restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant restricted stock awards during the first six months of 2012.  During the three and six month periods ended June 30, 2012, the Company recognized compensation expense of $4,000 and 8,000, respectively, related to unvested restricted stock awards.  During the three and six month periods ended June 30, 2011, the Company recognized compensation expense of $5,000 and $9,000, respectively, related to outstanding restricted stock awards.

          The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2011	13	$1.34
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at June 30, 2012	13	$1.34

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

 Net trade accounts receivable consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Gross accounts receivable	$54,997	$39,330
Less:
Chargeback and rebates reserves	(7,855)	(5,949)
Returns reserve	(8,553)	(6,846)
Discount and allowances reserve	(909)	(743)
Advertising and promotion reserve	(535)	(386)
Allowance for doubtful accounts	(79)	(99)
Net trade accounts receivable	$37,066	$25,307

 For the three month periods ended June 30, 2012 and 2011, the Company recorded chargeback and rebate expense of $22,985,000 and $16,926,000, respectively.  For the six month period ended June 30, 2012 and 2011, the Company recorded chargeback and rebate expense of $45,027,000 and $29,265,000, respectively.

 For the three month periods ended June 30, 2012 and 2011, the Company recorded provisions for product returns of $1,631,000 and $959,000, respectively.  For the six month periods ended June 30, 2012 and 2011, the Company recorded provisions for product returns of $3,050,000 and $1,485,000, respectively.

 For the three month periods ended June 30, 2012 and 2011, the Company recorded provisions for cash discounts of $1,356,000 and $850,000, respectively.  For the six month periods ended June 30, 2012 and 2011, the Company recorded provisions for cash discounts of $2,564,000 and $1,429,000, respectively.

 The increases in each of these sales adjustment expenses over the prior year periods were primarily due to increased sales in the Ophthalmic and Hospital drugs & Injectables segments.

 NOTE 6 — INVENTORIES

The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Finished goods	$14,031	$11,588
Work in process	4,361	5,841
Raw materials and supplies	28,183	18,027
	$46,575	$35,456

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at June 30, 2012 and December 31, 2011 was reported net of these reserves of $3,055,000 and $1,239,000, respectively, primarily related to finished goods.

As of June 30, 2012 and December 31, 2011, the Company’s inventory balances included $2,501,000 and $4,035,000, respectively, related to products which have not yet received approval from the U.S. Food and Drug Administration (“FDA”).  The Company established a reserve of $1,676,000 in the year ended December 31, 2011 against this inventory for products approaching expiration.  This reserve remained at $434,000 as of June 30, 2012.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Land	$3,669	$396
Buildings and leasehold improvements	24,150	20,337
Furniture and equipment	55,543	50,833
Sub-total	83,362	71,566
Accumulated depreciation	(45,051)	(43,060)
Property, plant and equipment placed in service, net	38,311	28,506

Construction in progress	37,999	15,883
Property, plant and equipment, net	$76,310	$44,389

Property, plant and equipment as of June 30, 2012 includes assets acquired through the Kilitch Acquisition in India, completed on February 28, 2012.  The increases in property, plant and equipment placed in service, net, from December 31, 2011 to June 30, 2012 was primarily related to the Kilitch Acquisition.  Of the increase in construction in progress, approximately $13.8 million was related to the Kilitch Acquisition, while the remaining $8.3 million was related to construction projects at the Company’s domestic production facilities.  See Note 13, Business Combinations, for further discussion of the Kilitch Acquisition.

NOTE 8 — INTANGIBLE ASSETS

The following table sets forth information about the changes in the net book value of the Company’s intangible assets during the six month period ended  June 30, 2012 and the weighted average remaining amortization period as of June 30, 2012 (in thousands):

	Goodwill	Product Licensing Rights	Other Intangibles	TOTAL
DECEMBER 31, 2011	$11,863	$67,822	$13,016	$92,701
Kilitch Acquisition	20,782	—	5,806	26,588
Fair value adjustment – Lundbeck products	—	300	—	300
Currency translation adjustment	(2,466)	—	(671)	(3,137)
Amortization of intangibles	—	(2,624)	(693)	(3,317)
JUNE 30, 2012	$30,179	$65,498	$17,458	$113,135

Weighted average remaining amortization period	N/A	14.2 years	18.6 years

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

The Notes are not listed on any securities exchange or on any automated dealer quotation system. The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.  As of June 30, 2012 the Notes were trading at approximately 191% of their face value, resulting in a total market value of $229.2 million compared to their face value of $120.0 million. The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company's common stock at conversion, as defined in the Indenture.  As of June 30, 2012, the Company's common stock closed at $15.77 per share, resulting in a pro forma conversion value for the Notes of approximately $216.0 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

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

The Notes became convertible for the quarter ended June 30, 2012 and will continue to be convertible during the quarter ending September 30, 2012 as well.  Convertibility was triggered due to the Company’s common stock closing above the required trading price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarters ended March 31, 2012 and June 30, 2012.

The Notes are accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $20,470,000 as the value for the equity component.  At June 30, 2012 and December 31, 2011, the net carrying amount of the equity and liability components and the remaining unamortized debt discount were as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2012	2011
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	102,688	100,808
Unamortized discount of the liability component	17,312	19,192
Unamortized deferred financing costs	3,130	3,470

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

For the three and six months ended June 30, 2012, the Company recorded the following expenses related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest expense at 3.50% coupon rate (1)	$1,050	$350	$2,100	$350
Debt discount amortization (2)	948	286	1,880	286
Deferred financing cost amortization (3)	172	51	340	51
	$2,170	$687	$4,320	$687

 Line Item in which each item is included within the Condensed Consolidated Statements of Comprehensive Income:
(1)	Interest (expense) income, net
(2)	Non-cash interest expense
(3)	Amortization of deferred financing costs

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

As of June 30, 2012, the Company borrowing availability under the B of A Credit Agreement was $19.7 million.

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

        Certain shares that are potentially dilutive in the future have been excluded from the diluted net income per share computation as they would have been anti-dilutive for the period.  There were no such shares subject to warrants during the periods presented.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, and (iii) unvested restricted stock awards (“RSAs”).  A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
Consolidated net income	$9,706	$17,946	$12,814	$23,756
Consolidated net income per share:
Basic	$0.10	$0.19	$0.13	$0.25
Diluted	$0.09	$0.17	$0.12	$0.23

Shares used in computing consolidated net income per share:
Weighted average basic shares outstanding	95,096	94,579	95,054	94,389
Dilutive securities:
Stock option and unvested RSAs	4,294	4,707	4,202	4,434
Stock warrants	6,569	5,947	6,537	5,830
Shares issuable upon conversion of convertible notes (1)	4,554	—	4,086	—
Total dilutive securities	15,417	10,654	14,825	10,264

Weighted average diluted shares outstanding	110,513	105,233	109,879	104,653

Shares subject to stock options omitted from the calculation of net income per share as they would have been anti-dilutive	345	1,642	224	1,032

(1)	Shares issuable upon conversion of convertible notes assumes that that Company would repay the principal of the notes in cash and pay any incremental value in shares of the Company’s common stock.

NOTE 12 — INDUSTRY SEGMENT INFORMATION

During the three and six month periods ended June 30, 2012 and June 30, 2011, the Company reported results for three segments:
-	Ophthalmic
-	Hospital Drugs & Injectables
-	Contract Services

The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets. The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.

The Company’s reportable segments are based upon internal financial reports that aggregate certain operating information. The Company’s chief operating decision maker, as defined in ASC Topic 280, Segment Reporting, is its chief executive officer, or CEO. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information.

The Company’s basis of accounting in preparing its segment information is consistent with that used in preparing its consolidated financial statements.

The revenue and gross profit of the business acquired through the Kilitch Acquisition has been included within the Contract Services segment for the three and six months ended June 30, 2012.  The manufacture and sale of pharmaceutical products for contract customers in India represents a substantial majority of their business.

Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
REVENUES
Hospital Drugs & Injectables	$30,284	$11,744	$57,660	$20,799
Ophthalmic	25,150	18,224	46,961	29,242
Contract Services	7,853	2,180	10,383	7,551
Total revenues	$63,287	$32,148	$115,004	$57,592
GROSS PROFIT
Hospital Drugs & Injectables	$18,813	$6,095	$35,854	$10,956
Ophthalmic	14,513	10,892	27,232	18,078
Contract Services	2,401	896	3,542	3,102
Total gross profit	35,727	17,883	66,628	32,136
Operating expenses	16,951	11,207	40,190	19,752
Operating income	18,776	6,676	26,438	12,384
Other (expense) income, net	(2,405)	11,693	(4,825)	12,335
Income before income taxes	$16,371	$18,369	$21,613	$24,719

 The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain of the Company’s manufacturing and warehouse facilities support more than one segment.

NOTE 13 — BUSINESS COMBINATIONS

Kilitch Acquisition

On February 28, 2012, Akorn India Private Limited (“AIPL”), a wholly owned subsidiary of Akorn, Inc. (the “Company”) completed and closed on its previously announced acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”).  This acquisition (the “Kilitch Acquisition”) was pursuant to the terms of the Business Transfer Agreement (the “BTA”) entered into among the Company, KDIL and the members of the promoter group of KDIL on October 5, 2011.  In accordance with terms contained in the BTA, the Company also closed on a related Product Transfer Agreement between the Company and NBZ Pharma Limited (“NBZ”), a company associated with KDIL.  The primary asset transferred in the Kilitch Acquisition was KDIL’s manufacturing plant in Paonta Sahib, Himachal Pradesh, India, along with its existing book of business.  KDIL was engaged in the manufacture and sale of pharmaceutical products for contract customers in India and for export to various unregulated world markets.  While the Paonta Sahib manufacturing facility is not currently certified by the U.S. Food and Drug Administration (the “FDA”) for exporting drugs to the U.S., the facility was designed with future FDA certification in mind.  Accordingly, the Kilitch Acquisition provided the Company with the potential for future expansion of its manufacturing capacity for products to be sold in the U.S., as well as the opportunity to expand the Company’s footprint into markets outside the U.S.  The Company has determined that the assets acquired through the Kilitch Acquisition constitute a “business” as defined by Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Kilitch Acquisition as a business combination.

AIPL paid the equivalent of approximately USD $60.1 million at closing.  Total purchase consideration was approximately $55.2 million which consisted of approximately $51.2 million in base consideration and $4.0 million in reimbursement for capital expenditures made by KDIL between April 1, 2011 and the closing date.  In addition, AIPL paid $3.4 million related to compensation earned from the achievement of acquisition-related milestones by the closing date, and $1.6 million in stamp duties paid to transfer title to the land and buildings at Paonta Sahib from Kilitch to AIPL. In addition to the amounts paid at closing, AIPL expects to owe $3.3 million in additional compensation which is payable based on achievement of certain milestones that the Company determined were probable of achievement.  Accordingly, the Company has recorded this amount as "accrued acquisition related compensation" in its condensed consolidated balance sheet as of June 30, 2012.  The Company may pay up to an additional $1.0 million for future services which will be expensed as the services are provided. The compensation for acquisition-related milestones and other acquisition costs have been recorded within "acquisition related costs" as part of operating expenses in the Company's condensed consolidated statement of comprehensive income.  The BTA also contains a working capital guarantee that calls for KDIL or AIPL to reimburse the other party for any shortfall or excess, respectively, in the actual acquired working capital compared to the target working capital as established in the BTA.

The following table sets forth the consideration paid for the Kilitch Acquisition, the acquisition-related costs incurred, and the fair values of the assets acquired and the liabilities assumed (U.S. dollar amounts in thousands):

	Initial Fair Valuation	Change in Estimate	Adjusted Fair Valuation
Consideration:
Cash paid	$55,224		$55,224
Less working capital shortfall, due back from sellers	(890)	(138)	(1,028)
	$54,334	(138)	$54,196

Acquisition-related costs:
Stamp duties paid for transfer of land and buildings	$1,583		$1,583
Acquisition-related compensation expense paid	2,247		2,247
Acquisition-related compensation expense accrued but not yet paid	3,475		3,475
Due diligence, legal, travel and other acquisition-related costs	1,576	119	1,695
	$8,881	$119	$9,000

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$2,130		$2,130
Inventory	1,799		1,799
Land	3,714		3,714
Buildings, plant and equipment	8,474		8,474
Construction in progress	14,231		14,231
Goodwill, non-deductible	21,609	(827)	20,782
Other intangible assets, non-deductible	5,806		5,806
Other assets	38		38
Assumed liabilities	(2,099)		(2,099)
Deferred tax liabilities	(1,368)	689	(679)
	$54,334	$(138)	54,196

The allocation of fair value presented above is preliminary pending final valuation of the acquired tangible and intangible assets and final calculation of the working capital settlement between the Company and the acquirees.  The changes in estimate recorded in the quarter ended June 30, 2012 were related to adjustment to the calculated working capital settlement between the Company and the acquirees and a change in the deferred tax liabilities assumed through the business combination.  The additional acquisition-related costs incurred were primarily related to the preparation and audit of historical financial statements of the acquired business for disclosure to the U.S. Securities and Exchange Commission.

Goodwill represents expected synergies and intangible assets that do not qualify for separate recognition.  The Company does not anticipate being able to deduct the value of goodwill for income tax purposes in India and certain of the other acquired intangible assets.  Accordingly, the Company recorded a deferred tax liability as an assumed liability of the acquisition, initially valued at $1,368,000 and subsequently adjusted to $679,000.  For book purposes, the other intangible assets acquired are being amortized over lives of four to five years. Goodwill is not amortized for book purposes but is subject to impairment testing, per Company policy.  The tangible assets acquired consist primarily of construction in progress fair valued at $14,231,000, buildings, plant and equipment fair valued at a combined $8,474,000, land fair valued at $3,714,000, accounts receivable fair valued at $2,130,000 and inventory fair valued at $1,799,000.

The unaudited pro forma results presented below reflect the consolidated results of operation of the Company as if the Kilitch Acquisition had taken place at the beginning of the period presented below.  The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition.  The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition.  Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (amounts in thousands, except per share data):

Six months ended June 30, 2012
Revenue	$119,008
Net income	13,158
Net income per diluted share	$0.12

The business acquired through the Kilitch Acquisition generated revenue of $6,676,000 and net income of $394,000 during the four-month period from its acquisition through June 30, 2012. The net income figure excludes the impact of acquisition-related costs incurred by the Company in relation to the Kilitch Acquisition.

Lundbeck Acquisition

As more fully described in the Company’s 2011 Annual Report on Form 10-K, on December 22, 2011, the Company entered into an Asset Sale and Purchase Agreement (the “Lundbeck Agreement”) to acquire the rights to three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (“Lundbeck”) for an estimated purchase price of approximately $63.4 million (the “Lundbeck Acquisition”).  Per terms of the Lundbeck Agreement, the Company made an upfront payment of $45.0 million.  The Company also acquired inventory from Lundbeck for a price of $4.6 million, which was paid early in 2012.  The Company will owe a subsequent milestone payment of $15.0 million in cash to Lundbeck on the third anniversary of closing of the Lundbeck agreement.  The initial purchase consideration and the subsequent milestone payment are subject to a reduction if certain sales targets are not met in the first three years and the subsequent three years post closing. The acquired products include Nembutal®, a Schedule II controlled drug, Diuril® and Cogentin®.  This acquisition adds to the Company’s portfolio of injectable drug products, allowing the Company to leverage its existing sales infrastructure to promote sales of these products.  The Company has determined that the acquired assets represent a “business” as defined per Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Lundbeck Acquisition as a business combination.

The following table sets forth the consideration paid for the Lundbeck Acquisition and the fair values of the assets acquired and the liabilities assumed.  The present value of contingent consideration was initially valued at $11.3 million based on a discount rate of 10.0%.  The Company subsequently determined that a discount rate of 9.0% was more reflective of the Company’s actual cost of capital, and the present value of contingent consideration was adjusted accordingly.  (U.S. dollar amounts in thousands):

Consideration:	Initial Fair Valuation	Change in Estimate	Adjusted Fair Valuation
Cash paid	$49,559		$49,559
Present value of contingent consideration	11,300	300	11,600
Total Purchase Price	$60,859	$300	$61,159

Recognized amounts of identifiable assets acquired and liabilities assumed:
Product licensing rights	$59,525	$300	$59,825
Inventory	3,825		3,825
Fixed assets	50		50
Assumed liability – unfavorable contract	(2,541)		(2,541)
Total Allocation of Purchase Price	$60,859	$300	$61,159

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Product Warranty Reserve

          The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability study does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product     does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.  All studies to date have confirmed the product’s stability. This reserve balance was $1,299,000 at June 30, 2012 and December 31, 2011.

Payments Due under Strategic Business Agreements

  The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Comprehensive Income.  As of June 30, 2012, the Company has agreements with strategic business partners for which it expects to pay the approximate dollar amounts listed below (in thousands):

Year of Payment	Amount
2012	$3,159
2013	2,958
Beyond 2013	200
Total	$6,317
Business Combinations

The Company entered into an agreement with H. Lundbeck A/S on December 22, 2011 to acquire its rights to the NDAs of three off-patent, branded injectable products (the “Lundbeck Agreement”).  Pursuant to the terms of the underlying Asset Sale and Purchase Agreement, in addition to the $45.0 million paid in cash at closing, the Company is obligated to pay $15.0 million in additional consideration on the third anniversary of the closing date.  The initial $45.0 million and subsequent $15.0 million are subject to claw-back provisions should sales of the acquired products fail to reach the required levels.  The Company recorded the present value of the $15.0 million future payment as a long-term liability on its balance sheet as of December 31, 2011.  Interest is being accrued on this obligation at a rate of 9.0%, which was determined to be the Company’s approximate cost of capital.

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

NOTE 15 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations
 Three large wholesale drug distributors – AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) (collectively, the “Big 3 Wholesalers”) – are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers individually and collectively represented a significant percentage of the Company’s sales and accounts receivable as of June 30, 2012 and 2011.

 The following table sets forth the percentage of the Company’s consolidated gross sales, net sales and gross accounts receivable attributable collectively to these three wholesalers (in thousands):

	Three months ended June 30,		Six months ended June 30,
Big 3 Wholesalers combined:	2012	2011	2012	2011
Percentage of gross sales	55%	64%	53%	64%
Percentage of net sales revenues	41%	61%	37%	60%

	June 30, 2012	December 31, 2011
Percentage of gross trade accounts receivable	57%	72%

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

Supplier Concentrations
The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging containers and materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the quarter ended June 30, 2012, purchases of finished product from Cipla Limited accounted for approximately 13% of the Company’s total purchases, and purchases of packaging materials from West Pharmaceutical Services, Inc. accounted for approximately 10% of the Company’s total purchases.  No other supplier represented 10% or more of purchases during the quarter or six-month periods ended June 30, 2011.  During the prior year six-month period ended June 30, 2011, purchases of packaging materials from Intrapac Corporation accounted for approximately 11% of the Company’s total purchases during that period.

NOTE 16 — INCOME TAXES

The following table sets forth the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Income before income taxes	$16,371	$18,369	$21,613	$24,719
Income tax provision	6,665	423	8,799	963
Net income	$9,706	$17,946	$12,814	$23,756

Income tax provision as a percentage of income before income taxes	40.7%	2.3%	40.7%	3.9%

The Company’s provision for income taxes for the three and six months ended June 30, 2012 was equal to 40.7% of income before income taxes.  This figure equals the blended effective income tax rate expected for the year 2012.  This tax provision rate factors in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate, as well as certain non-deductible acquisition-related expenses recorded for the Kilitch acquisition.  The Company’s income tax provision rate was 2.3% and 3.9% in the three and six month periods ended June 30, 2011, equaling the Company’s effective state income tax rate.  The Company's Federal tax provision on current period earnings during those periods was offset by net operating losses that had previously been subject to a valuation allowance.  The Company’s remaining valuation allowances against deferred tax assets were reversed in their entirety in the quarter ended September 30, 2011.

As of December 31, 2011, the Company had not identified any uncertain tax positions that required establishment of a reserve.  The Company identified no material change in the quarter ended June 30, 2012 that would require it to establish a reserve for uncertain tax positions.

NOTE 17 — UNCONSOLIDATED JOINT VENTURE

 The Company is party to a 50/50 joint venture agreement (the “Joint Venture Agreement”), initiated on September 22, 2004, with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of various generic pharmaceutical products for sale in the United States.  The joint venture, known as Akorn-Strides LLC (the “Joint Venture Company”), launched its first commercialized product during 2008 and operated until May 2011, at which point it ceasing operations after the sale and transfer of its operating assets to Pfizer, Inc. pursuant to an Asset Purchase Agreement entered into on December 29, 2010.

 Under the Joint Venture Agreement, Strides was primarily responsible for developing and manufacturing injectable pharmaceutical products while the Company was responsible for marketing and selling these products.  For its sales and marketing efforts, the Company earned revenue from the Joint Venture Company in the form of a fee calculated as a percentage of the Joint Venture Company’s monthly net sales revenue.  To supplement Strides’ manufacturing capabilities, the Company manufactured one of the Joint Venture Company’s products from the second quarter of 2010 through the first quarter of 2011.

 On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its abbreviated new drug applications (“ANDAs”) for $63.2 million in cash.  In accordance with an amendment to the Joint Venture Agreement, the proceeds were split unevenly, with the Company receiving $35.0 million and Strides receiving $28.2 million.  The Asset Purchase Agreement included an initial closing date of December 29, 2010 and a final closing date of May 1, 2011.  The ANDAs for dormant and in-development products were transferred on the initial closing date, while the ANDAs for actively-marketed products were transferred to Pfizer on the final closing date.  The Joint Venture Company recognized a gain of $63.1 million from the sale, of which $38.9 million was recognized in the fourth quarter of 2010 and the remaining $24.2 million was recognized in the second quarter of 2011.  Having sold all of its ANDAs, the Joint Venture Company discontinued product sales in the second quarter of 2011 and its operations ceased.  It is anticipated that the Joint Venture Company will continue to exist until all products that it sold are beyond the potential product return period.

 The following tables set forth condensed statements of income of the Joint Venture Company for the three and six-month periods ended June 30, 2012 and 2011, as well as condensed balance sheets as of June 30, 2012 and December 31, 2011.

CONDENSED STATEMENTS OF INCOME (IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$—	$1,668	$—	$6,332
Cost of sales	—	884	—	3,534
Gross profit	—	784	—	2,798
Operating expenses	—	131	—	497
Operating income	—	653	—	2,301
Gain from Pfizer ANDA Sale	—	24,160	—	24,160
Income before income taxes	—	24,813	—	26,461
Income tax provision	—	—	—	_
Net income	$—	$24,813	$—	$26,461

Allocation of net income to members:
Akorn, Inc.	—	13,706	—	14,530
Strides	—	11,107	—	11,931
Total	$—	$24,813	$—	$26,461

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2012	2011
Assets:
Cash	$793	$859
Other assets	36	75

Total assets	$829	$934

Liabilities and members’ equity:
Trade accounts payable and other accrued liabilities	$373	$543
Accounts payable – members	93	28

Total liabilities	466	571

Members’ equity (deficit), net of advances	363	363
Total liabilities & members’ equity	$829	$934

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 15, 2012, and include the following items:

•	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

•	Our ability to obtain additional funding or financing to operate and grow our business;

•	The effects of federal, state and other governmental regulation on our business;

•	Our ability to obtain and maintain regulatory approvals for our products;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	Our ability to generate cash flow from operations sufficient to meet our working capital requirements;

•	The success of our strategic partnerships for the development and marketing of new products;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	Our ability to successfully integrate acquired businesses and products;

•	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-Q, our Form 10-K and our other Securities and Exchange Commission (“SEC”) filings.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and six month periods ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Hospital drugs & injectables	$30,284	47.9%	$11,744	36.5%	$57,660	50.1%	$20,799	36.1%
Ophthalmic	25,150	39.7%	18,224	56.7%	46,961	40.8%	29,242	50.8%
Contract services	7,853	12.4%	2,180	6.8%	10,383	9.0%	7,551	13.1%
Total revenues	63,287	100.0%	32,148	100.0%	115,004	100.0%	57,592	100.0%
Gross profit:
Hospital drugs & injectables	18,813	62.1%	6,095	51.9%	35,854	62.2%	10,956	52.7%
Ophthalmic	14,513	57.7%	10,892	59.8%	27,232	58.0%	18,078	61.8%
Contract services	2,401	30.6%	896	41.1%	3,542	34.1%	3,102	41.1%
Total gross profit	35,727	56.5%	17,883	55.6%	66,628	57.9%	32,136	55.8%
Operating expenses:
SG&A expenses	10,940	17.3%	8,024	25.0%	21,279	18.5%	14,315	24.9%
Acquisition-related costs	184	0.3%	107	0.3%	8,644	7.5%	218	0.4%
R&D expenses	4,073	6.4%	2,767	8.6%	6,950	6.0%	4,654	8.1%
Amortization & write-down of intangible assets	1,754	2.8%	309	1.0%	3,317	2.9%	565	1.0%
Operating income	$18,776	29.7%	$6,676	20.8%	$26,438	23.0%	$12,384	21.5%
Other (expense) income, net	(2,405)	(3.8%)	11,693	36.4%	(4,825)	(4.2%)	12,335	21.4%
Income tax provision	6,665	10.5%	423	1.3%	8,799	7.7%	963	1.7%
Net income (loss)	$9,706	15.3%	$17,946	55.8%	$12,814	11.1%	$23,756	41.2%

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Our consolidated revenue was $63.3 million for the quarter ended June 30, 2012, representing an increase of $31.1 million, or 96.9%, over the quarter ended June 30, 2011.  The increase in revenue was the result of product and business acquisitions, the launch of new and revived products, and volume and price increases on continuing products.  Of the $31.1 million increase in revenue, $14.6 million was related to acquisitions, $8.8 million was from the launch of new and revival products, including the mid-quarter launch of oral vancomycin, $6.8 million was due to sales volume increases for existing products, and $0.9 million was related to price increases for existing products.  Hospital drugs and injectables segment revenues increased by $18.5 million, or 157.9%, over the prior year quarter, with $13.3 million of this growth attributable to newly-acquired, newly-approved and re-launched products, $4.1 million attributable to increase sales volume on continuing products, and $1.1 million related to price increases on existing products.  Ophthalmic segment revenue increased by $6.9 million, or 38.0%, over the prior year quarter, with acquisition, new product launches and product revivals accounting for $4.4 million of this increase, and sales volume increases of existing products accounting for most of the remaining increase, offset by a small decrease related to price on existing products.  Contract services revenue increased by $5.7 million, or 260.2%, with this increase attributable to the Kilitch Acquisition in India.

Consolidated gross profit for the quarter ended June 30, 2012 was $35.7 million, or 56.5% of revenue, compared to $17.9 million, or 55.6% of revenue, in the quarter ended June 30, 2011.  Our gross profit increase was related to our acquisitions of businesses and new products, along with improve utilization of our plant capacities.  The gross profit margin from our hospital drugs and injectables segment increased from 51.9% in the quarter ended June 30, 2011 to 62.1% in the quarter ended June 30, 2012.  This increase was primarily related to the acquisition of higher margin products from the U.S. subsidiary of H. Lundbeck A/S (“Lundbeck”).  Ophthalmic segment gross profit margin was 57.7% in the quarter ended June 30, 2012 compared to 59.8% in the prior year quarter.  This decline in margin was primarily due to a shift in mix, in part due to increased sales of over-the-counter ophthalmic products.  The contract segment gross profit margin was 30.6% in the quarter ended June 30, 2012 compared to 41.1% in the prior year quarter.  This decline is related to the Kilitch Acquisition, as the acquired contract business in India generates somewhat lower margins than our domestic contract manufacturing business.  We believe that our contract segment margin in the current year quarter is more indicative of what should be expected in future periods.

Selling, general and administrative (“SG&A”) expenses were $10.9 million, or 17.3% of revenues, in the quarter ended June 30, 2012 compared to $8.0 million, or 25.0% of revenues, in the prior year quarter.  The dollar increase in SG&A was due to a number of factors, including expansion of our sales force and having a full quarter of AVR SG&A expenses in the current year quarter compared to two thirds of a quarter in the prior year period.

Acquisition-related expenses in the quarter ended June 30, 2012 were $0.2 million compared to $0.1 million in the prior year period.  The current year expenses primarily related to the Kilitch Acquisition, while the prior year expenses were related to the acquisition of AVR.

Research and development (“R&D”) expense was $4.1 million in the quarter ended June 30, 2012, an increase of $1.3 million over the prior year quarter.  This increase was related to greater R&D activity in the current year, along with expansion of our R&D staff size and capabilities.

Amortization of intangible assets was $1.8 million in the quarter ended June 30, 2012 compared to $0.3 million in the quarter ended June 30, 2011.  This increase is due to the amortization of finite-lived intangibles acquired through the AVR acquisition in May 2011, the Lundbeck acquisition in December 2011, and the Kilitch acquisition completed in February 2012.

In the quarter ended June 30, 2012, we recognized non-operating expenses totaling $2.4 million compared to non-operating income of $11.7 million in the prior year quarter.  The current year expense primarily consisted on cash and non-cash interest related to our 3.5% convertible senior notes due 2016.  The prior year income of $11.7 million included $13.7 million equity in the earnings of the Joint Venture Company, of which $13.4 million was related to the Joint Venture Company’s sale of its ANDAs to Pfizer.  This income was partially offset $1.4 million in amortization and write-off of deferred financing costs and $0.6 million in cash and non-cash interest expense.

For the quarter ended June 30, 2012, our income tax provision was $6.7 million based on an effective tax provision rate of approximately 40.7%.  This effective rate takes into account various non-deductible expenses recognized in the quarter ended March 31, 2012 related to the Kilitch Acquisition. In the prior year, we recorded an income tax provision of $0.4 million related to various state income tax payments due.  In the quarter ended June 30, 2011, we recorded no Federal tax provision due to our use of fully-reserved net operating loss carry-forwards against that quarter’s Federal tax provision.

We reported net income of $9.7 million for the quarter ended June 30, 2012, representing a 15.3% net income margin on revenues.  In the prior year quarter ended June 30, 2011, we reported net income of $17.9 million, which was bolstered by the non-recurring gain of $13.4 million from the Joint Venture Company’s sale of its principal operating assets and the fact that no Federal income tax provision was recorded.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

For the six months ended June 30, 2012, consolidated revenue was $115.0 million, representing an increase of $57.4 million, or 99.7%, over consolidated revenue of $57.6 million for the six months ended June 30, 2011.  The increase in revenue was the result of product and business acquisitions, the launch of new and revived products, and volume and price increases on continuing products.  Of the $57.4 million increase in revenue, $29.1 million was related to acquisitions, $11.0 million was from the launch of new and revival products, including oral vancomycin, $12.8 million was due to sales volume increases for existing products, and $4.5 million was related to price increases for existing products.  Hospital drugs and injectables segment revenues increased by $36.9 million, or 177.2%, over the prior year period, with $22.5 million of this growth attributable to newly-acquired, newly-approved and re-launched products, $10.6 million attributable to increase sales volume on continuing products, and $3.8 million related to price increases on existing products.  Ophthalmic segment revenue increased by $17.7 million, or 60.6%, over the prior year period, with acquisition, new product launches and product revivals accounting for $10.9 million of this increase, sales volume increases of existing products accounting for $6.2 million, and price increases accounting for $0.6 million of the increase.  Contract services revenue increased by $2.8 million, or 37.5% in the six months ended June 30, 2012 compared to the corresponding prior year period.  The incremental contract services revenue from the Kilitch Acquisition in India was partially offset by a decline in domestic contract manufacturing revenue, as we shifted our plant utilization toward manufacture of our own products.

Consolidated gross profit for the six months ended June 30, 2012 was $66.6 million, or 57.9% of revenue, compared to $32.1 million, or 55.8% of revenue, in the six months ended June 30, 2011.  Our gross profit increase was related to our acquisitions of businesses and new products, along with improve utilization of our plant capacities.  The gross profit margin from our hospital drugs and injectables segment increased from 52.7% in the six months ended June 30, 2011 to 62.2% in the six months ended June 30, 2012, with this increase primarily related to the acquisition of higher margin products from Lundbeck.  Ophthalmic segment gross profit margin was 58.0% in the six months ended June 30, 2012 compared to 61.8% in the prior year period.  This decline in margin was primarily due to a shift in mix, in part due to increased sales of over-the-counter ophthalmic products as a result of the AVR acquisition.  The contract segment gross profit margin was 34.1% in the six months ended June 30, 2012 compared to 41.1% in the prior year period.  This decline is primarily related to lower margin contract services business acquired through the Kilitch Acquisition completed in February 2012.

Selling, general and administrative (“SG&A”) expenses were $21.3 million, or 18.5% of revenues, in the six months ended June 30, 2012 compared to $14.3 million, or 24.9% of revenues, in the corresponding prior year period.  The dollar increase in SG&A expenses was due to a number of factors, including the incremental expenses from acquired businesses, expansion of our sales force, and an increase in stock-based compensation expense.

Acquisition-related expenses in the six months ended June 30, 2012 were $8.6 million compared to $0.2 million in the prior year period.  The current year expenses were primarily related to the Kilitch Acquisition, and included $6.7 million in fees paid and payable to the former owners of the Kilitch business for various services provided to Akorn, and $1.6 million in stamp duties for transfer of ownership of the land and buildings in Paonta Sahib, India to Akorn.

Research and development (“R&D”) expense was $7.0 million in the six months ended June 30, 2012, an increase of $2.3 million over the prior year period.  This increase was related to greater R&D activity in the current year, along with expansion of our R&D staff size and capabilities.

Amortization of intangible assets was $3.3 million in the six months ended June 30, 2012 compared to $0.6 million in the six months ended June 30, 2011.  This increase is due to the amortization of finite-lived intangibles acquired through the AVR acquisition in May 2011, the Lundbeck acquisition in December 2011, and the Kilitch acquisition completed in February 2012.

In the six months ended June 30, 2012, we recognized non-operating expenses totaling $4.8 million compared to non-operating income of $12.3 million in the prior year period.  The current year expense primarily consisted on cash and non-cash interest related to our 3.5% convertible senior notes due 2016.  The prior year income of $12.3 million included $14.5 million equity in the earnings of the Joint Venture Company, of which $13.4 million was related to the Joint Venture Company’s sale of its ANDAs to Pfizer.  This income was partially offset $1.6 million in amortization and write-off of deferred financing costs and $0.6 million in cash and non-cash interest expense.

For the six months ended June 30, 2012, our income tax provision was $8.8 million based on an effective tax provision rate of approximately 40.7%.  This effective rate takes into account various non-deductible expenses recognized in the three months ended March 31, 2012 related to the Kilitch Acquisition. In the prior year, we recorded an income tax provision of $1.0 million related to various state income tax payments due.  In the six months ended June 30, 2011, we recorded no Federal tax provision due to our use of fully-reserved net operating loss carry-forwards against that period’s Federal tax provision.

We reported net income of $12.8 million for the six months ended June 30, 2012, representing a 11.1% net income margin on revenues.  In the prior year six months ended June 30, 2011, we reported net income of $23.8 million, which was bolstered by the non-recurring gain of $13.4 million from the Joint Venture Company’s sale of its principal operating assets and the fact that no Federal income tax provision was recorded during the period.

FINANCIAL CONDITION AND LIQUIDITY

Overview

 During the six month period ended June 30, 2012, we generated $6.3 million in cash from operations.  This operating cash flow was primarily due to net income of $12.8 million, non-cash expenses of $11.3 million and a $3.2 million increase in accrued expenses and other liabilities, partially offset by a $10.0 million increase in trade receivables, a $9.6 million increase in inventory and a $2.0 million decrease in accounts payable.  We used $67.5 million in cash in investing activities during the six month period ended June 30, 2012, consisting of $55.2 million used to complete the Kilitch Acquisition, and $12.3 million used to acquire property, plant and equipment, primarily relating to expenditures for the expansion of our Somerset, New Jersey manufacturing plant.  Financing activities generated $2.1 million in cash flow, of which $1.6 million was from excess tax benefits from stock-based compensation and $0.5 million was related to the exercise of stock options and employee participation in our ESPP.

During the six-month period ended June 30, 2011, we generated $7.3 million in cash from operations, primarily due to net income of $23.8 million, non-cash expenses totaling $6.7 million, and an increase in accounts payable of $2.2 million, partially offset by $14.5 million in non-cash equity in earnings of the Joint Venture Company, a $5.1 million increase in trade receivables in line with sales increases, an increase of $3.5 million in inventories, and a $1.1 million decrease in accrued expenses primarily related to the payment of 2010 management bonus.  Investing activities used $32.1 million in cash flow, including $26.0 million used to complete the acquisition of AVR, $5.2 million used to purchase or upgrade property, plant and equipment – mainly to support our expansion of plant capacity and efficiency improvements, and $4.0 million to purchase product licensing rights, partially offset by $3.1 million received as a partner distribution from the Joint Venture Company.  Financing activities generated $117.6 million in cash during the period mainly related to the $120.0 million in proceeds from issuance of convertible notes, less associated financing fees of $4.6 million.  In addition, proceeds from the exercise of stock options and warrants provided $2.2 million in cash flow from financing activities.

 As of June 30, 2012, we had $24.4 million in cash and cash equivalents and no outstanding balance under our credit facility with Bank of America N.A.  Of our $24.4 million in cash and cash equivalents at June 30, 2012, $20.7 million was in U.S. accounts and $3.7 million was in the Indian accounts of our wholly-owned subsidiary, Akorn India Private Limited.

 The total loan commitment under our credit facility with Bank of America, N.A. is $20.0 million, of which $19.7 million was available as of June 30, 2012. We believe that operating cash flows and availability under our credit facility will be sufficient to meet our cash needs for the foreseeable future.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Specifically, we anticipate investing approximately $8 million to $12 million in infrastructure projects during the second half of 2012, which includes expenditures to  complete the expansion project at our Somerset, New Jersey manufacturing facility, various facility upgrades at our Decatur, Illinois plant, and capital projects at our new manufacturing facility in Paonta Sahib, India.  As of June 30, 2012, we had $24.4 million in cash and cash equivalents.  We believe that our cash reserves, operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

We continue to evaluate opportunities to grow and expand our business through the acquisition of new businesses, manufacturing facilities, or pharmaceutical product rights.  Such acquisitions may require us to obtain additional sources of capital.  We cannot predict the amount of capital that may be required to complete such acquisitions, and there is no assurance that sufficient financing for these activities would be available on terms acceptable to us, if at all.

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

For the three and six months ended June 30, 2012 and 2011, we recorded the following expenses in relation to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest expense at 3.50% coupon rate	$1,050	$350	$2,100	$350
Debt discount amortization	948	286	1,880	286
Deferred financing cost amortization	172	51	340	51
	$2,170	$687	$4,320	$687

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

At June 30, 2012, we had no outstanding borrowings against the B of A Credit Agreement.  Our availability under the Facility was $19.7 million as of June 30, 2012.

EJ Funds Credit Facility

On January 7, 2009, we entered into a Credit Agreement (the “GE/EJ Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous credit agreement with Bank of America which expired on January 1, 2009.  (As more fully discussed below, the GE/EJ Credit Agreement was subsequently assigned to EJ Funds LP.)  Pursuant to the GE/EJ Credit Agreement, the Lenders agreed to extend loans to us under a revolving credit facility up to an aggregate principal amount of $25.0 million (the “GE/EJ Credit Facility”). The GE/EJ Credit Facility was scheduled to terminate, and all amounts outstanding there under were to become due and payable, on January 7, 2013, or on an earlier date as specified in the GE/EJ Credit Agreement.  On June 17, 2011, we elected to early terminate the GE/EJ Credit Agreement.  A more detailed timeline of events regarding the GE/EJ Credit Agreement follows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2012, we continue to be party to a $20.0 million revolving Credit and Security Agreement with Bank of America, N.A (the “B of A Credit Agreement”).  Interest on borrowing under the B of A Credit Agreement is calculated at a premium above either the current prime rate or current LIBOR rates, exposing us to interest rate risk on such borrowings.  At June 30, 2012, we had no outstanding loans or letters of credit under the B of A Credit Agreement.

Our principal debt is related to our $120 million of 3.50% Senior Convertible Notes due 2016 (the “Convertible Notes”).  The Convertible Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity.  Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes.

We are subject to foreign exchange risk from our wholly-owned subsidiary, Akorn India Private Limited (“AIPL”).  AIPL is located in India and transacts its domestic business in Indian rupees.  In addition, AIPL sells products to customers in foreign countries, invoicing such sales in the customers’ local currency.  We maintain cash balances in India sufficient to fund our business activities there, and those balances are subject to foreign currency exchange risk.  Export sales payable in foreign currencies would likewise be subject to foreign currency exchange risk.  Aside from these matters related to our Indian subsidiary, our foreign exchange risk is limited due to the fact that our export sales from the U.S. to foreign countries are typically transacted in U.S. dollars.

Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The reported amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

During the second quarter ended June 30, 2012, the Company concluded that there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The primary factor contributing to the material weakness, which relates to our financial statement close process, was the Company’s accounting for business combinations.  As a result, the Company made a number of post-closing adjustments, included within its amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2012 filed with the SEC on August 14, 2012, in order to correct the financial statements presented in its Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012.

With the oversight of senior management and the Company’s audit committee, the Company has taken steps and plans to take additional measures to remediate the underlying causes of the material weakness, primarily through improved processes, as well as the hiring of additional finance personnel.  While the Company believes it will have remediated the material weakness prior to filing its Form 10-K for the year ending December 31, 2012, the Company can provide no assurance at this time that management will be able to report that the Company’s internal control over financial reporting is effective as of December 31, 2012.
Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

In the three and six month periods ended June 30, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer

Date: August 14, 2012