Form 10-Q
period 2012-09-30
AKORN INC
filed 2012-11-09
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Yes ☐            No ☑

At November 7, 2012 there were 95,435,788 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARE DATA

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$38,402	$83,962
Trade accounts receivable, net	44,536	25,307
Inventories, net	50,230	35,456
Deferred taxes, current	6,380	8,153
Prepaid expenses and other current assets	3,896	3,071
TOTAL CURRENT ASSETS	143,444	155,949
PROPERTY, PLANT AND EQUIPMENT, NET	78,152	44,389
OTHER LONG-TERM ASSETS:
Goodwill	32,369	11,863
Product licensing rights, net	64,186	67,822
Other intangibles, net	17,375	13,016
Deferred financing costs, net	3,279	3,864
Deferred taxes – non-current	1,938	—
Long-term investments	10,284	10,137
Other	200	105
TOTAL OTHER LONG-TERM ASSETS	129,631	106,807
TOTAL ASSETS	$351,227	$307,145
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$17,478	$17,874
Accrued compensation	4,816	5,094
Accrued acquisition related compensation	3,250	—
Accrued expenses and other liabilities	13,750	5,321
TOTAL CURRENT LIABILITIES	39,294	28,289
LONG-TERM LIABILITIES:
Long-term debt	103,653	100,808
Purchase consideration payable	14,910	13,841
Deferred taxes – non-current	1,686	3,742
Product warranty liability	1,299	1,299
Lease incentive obligation and other long-term liabilities	874	958
TOTAL LONG-TERM LIABILITIES	122,422	120,648
TOTAL LIABILITIES	161,716	148,937
SHAREHOLDERS EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 95,314,602 and 94,936,282 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	221,064	212,636
Warrants to acquire common stock	17,946	17,946
Accumulated deficit	(45,807)	(72,374)
Accumulated other comprehensive loss	(3,692)	—
TOTAL SHAREHOLDERS’ EQUITY	189,511	158,208
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,227	$307,145

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Revenues	$69,634	$36,703	$184,638	$94,295
Cost of sales (exclusive of amortization of intangibles included below)	29,541	14,725	77,917	40,181
GROSS PROFIT	40,093	21,978	106,721	54,114
Selling, general and administrative expenses	12,346	8,669	33,625	22,983
Acquisition-related costs	511	337	9,155	556
Research and development expenses	2,874	3,109	9,824	7,763
Amortization of intangibles	1,759	509	5,076	1,074
TOTAL OPERATING EXPENSES	17,490	12,624	57,680	32,376
OPERATING INCOME	22,603	9,354	49,041	21,738
Amortization of deferred financing costs	(193)	(165)	(581)	(1,761)
Non-cash interest expense	(1,228)	(909)	(3,615)	(1,195)
Interest expense, net	(959)	(973)	(3,009)	(1,286)
Equity in earnings of unconsolidated joint venture	—	—	—	14,530
INCOME BEFORE INCOME TAXES	20,223	7,307	41,836	32,026
Income tax provision (benefit)	6,470	(6,217)	15,269	(5,254)

CONSOLIDATED NET INCOME	$13,753	$13,524	$26,567	$37,280
CONSOLIDATED NET INCOME PER SHARE:
BASIC	$0.14	$0.14	$0.28	$0.39

DILUTED	$0.12	$0.13	$0.24	$0.36

SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER SHARE:
BASIC	95,128	94,650	95,078	94,477
DILUTED	111,388	104,188	110,430	103,524

COMPREHENSIVE INCOME:
Consolidated net income	$13,753	$13,524	$26,567	$37,280
Foreign currency translation gain (loss)	3,268	—	(3,692)	—
COMPREHENSIVE INCOME	$17,021	$13,524	$22,875	$37,280

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
 IN THOUSANDS (UNAUDITED)

			Warrants
	Number		to acquire		Other
	of		Common	Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit	Loss	Total
BALANCES AT DECEMBER 31, 2011	94,936	$212,636	$17,946	$(72,374)	$—	$158,208
Consolidated net income	—	—	—	26,567	—	26,567
Exercise of stock options	295	599	—	—	—	599
Employee stock purchase plan issuances	71	373	—	—	—	373
Amortization of deferred compensation related to restricted stock awards	13	287	—	—	—	287
Stock-based compensation expense	—	4,762	—	—	—	4,762
Foreign currency translation adjustment	—	—	—	—	(3,692)	(3,692)
Excess tax benefit – stock compensation	—	2,407	—	—	—	2,407

BALANCES AT SEPTEMBER 30, 2012	95,315	$221,064	$17,946	$(45,807)	$(3,692)	$189,511

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS (UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
		(Restated)
OPERATING ACTIVITIES:
Consolidated net income	$26,567	$37,280
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,240	3,701
Write-off and amortization of deferred financing fees	581	1,761
Non-cash stock compensation expense	5,049	3,767
Non-cash interest expense	3,615	1,195
Deferred tax assets, net	200	(6,688)
Excess tax benefit from stock compensation	(2,407)	—
Equity in earnings of unconsolidated joint venture	—	(14,530)
Changes in operating assets and liabilities:
Trade accounts receivable	(17,208)	(7,980)
Inventories	(13,080)	(8,164)
Prepaid expenses and other current assets	(1,052)	(216)
Trade accounts payable	(733)	3,066
Accrued expenses and other liabilities	11,540	1,024
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,312	14,216
INVESTING ACTIVITIES:
Payments for acquisitions	(55,224)	(36,734)
Purchases of property, plant and equipment	(14,756)	(8,362)
Distribution from unconsolidated joint venture	—	3,881
Purchase of product licensing rights	—	(5,678)
NET CASH USED IN INVESTING ACTIVITIES	(69,980)	(46,893)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	120,000
Debt financing costs	—	(4,683)
Excess tax benefit from stock compensation	2,407	—
Net proceeds from common stock offering and warrant exercises	—	1,727
Proceeds under stock option and stock purchase plans	972	618
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,379	117,662
Effect of exchange rate changes on cash and cash equivalents	(271)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,560)	84,985
Cash and cash equivalents at beginning of period	83,962	41,623
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,402	$126,608
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$2,166	$11
Amount paid for income taxes	$11,547	$1,718

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

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed March 15, 2012.

        Cash Flow Restatement and Other Changes in Presentation:  The Company’s consolidated statement of cash flows for the nine months ended September 30, 2011 has been restated to correct a classification error which resulted in overstatement of cash provided by operating activities in the amount of $1,762,000 and overstatement of cash used by investing activities by that same amount.  The error was related to capital expenditures that were accrued but unpaid.  The following table sets forth the numbers in our consolidated statement of cash flows for the nine months ended September 30, 2011 that needed to be restated (in thousands):

	Nine months ended
	September 30, 2011
	As Filed	Restated
Changes in operating assets and liabilities:
Trade accounts payable	$4,828	$3,066
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,978	14,216

Purchases of property, plant and equipment	(10,124)	(8,362)
NET CASH USED IN INVESTING ACTIVITIES	(48,655)	(46,893)

In addition, various amounts within the financial statements have been reclassified to match the current year presentation.  Specifically, acquisition-related costs – which previously had been included within selling, general and administrative expenses – have been reclassified to be separately stated within the consolidated statements of comprehensive income.

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

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.  The Company used an estimate of 98.5% during all of 2011 and the first six months of 2012, and used an estimate of 95.0% for the quarter ended September 30, 2012.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$38,402	$38,402	$—	$—
Total assets	$38,402	$38,402	$—	$—

Purchase consideration payable	$14,910	$—	$—	$14,910
Total liabilities	$14,910	$—	$—	$14,910

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$83,962	$83,962	$—	$—
Total assets	$83,962	$83,962	$—	$—

Purchase consideration payable	$13,841	$—	$—	$13,841
Total liabilities	$13,841	$—	$—	$13,841

The carrying amounts of the purchase consideration payable were initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  The purchase consideration payable is primarily related to the Company’s obligation to pay additional consideration related to the acquisition of selected assets from H. Lundbeck A/S on December 22, 2011.  The underlying obligations are long-term in nature, and have therefore been discounted to present value based on an assumed discount rate.  The $1,069,000 change in value from $13,841,000 at December 31, 2011 to $14,910,000 at September 30, 2012 consisted of a $300,000 increase to the opening balance based on finalizing the valuation and applying a discount rate of 9.0% instead of 10.0%, and $769,000 of accrued interest on amortizing the discount to fair value.  This $769,000 was included within “Non-cash interest expense” on the Company’s condensed consolidated statements of comprehensive income for the nine month period ended September 30, 2012.  The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and has reaffirmed that this is still the Company’s determination as of September 30, 2012.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income. There have been no significant changes within our assumptions that would impact the fair value of the contingent consideration during the period.

As of September 30, 2012 and December 31, 2011, the Company’s long-term investments were $10,284,000 and $10,137,000, respectively, and represent cost-basis investments for which fair value is not readily determinable.

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

The following table sets forth the components of the Company’s stock-based compensation expense for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Stock options & ESPP	$1,590	$1,269	$4,762	$3,754
Restricted stock awards	278	4	287	13
Total stock-based compensation expense	$1,868	$1,273	$5,049	$3,767

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three month periods ended September 30, 2012 and 2011, along with the weighted-average grant date fair values, were as follows:

	Three months ended September 30,
	2012	2011
Expected volatility	71%	75%
Expected life (in years)	4.0	3.8
Risk-free interest rate	0.7%	1.4%
Dividend yield	—%	—%
Fair value per stock option	$7.08	$3.80
Forfeiture rate	8%	8%

The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2012:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	9,399	$2.89	3.25	$77,371,000
Granted	990	13.12
Exercised	(295)	2.04
Forfeited	(78)	4.13
Outstanding at September 30, 2012	10,016	$3.91	2.72	$93,331,000
Exercisable at September 30, 2012	5,764	$2.39	2.33	$62,418,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and nine month periods ended September 30, 2012, 206,000 and 295,000 stock options were exercised resulting in cash payment to the Company of $452,000 and $599,000, respectively.  These option exercises generated tax-deductible expenses totaling $2,496,000 and $3,398,000, respectively.  During the prior year three and nine month periods ended September 30, 2011, 45,000 and 198,000 stock options were exercised resulting in cash payment to the Company of $114,000 and $398,000, respectively. These option exercises generated tax-deductible expenses totaling $235,000 and $878,000, respectively.

The Company also grants restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company granted a total of 35,000 shares of restricted stock to its Board of Directors during the quarter ended September 30, 2012, of which 17,500 shares vested immediately upon grant and the remaining 17,500 will vest on the one-year anniversary of grant.  During the three and nine month periods ended September 30, 2012, the Company recognized compensation expense of $278,000 and $287,000, respectively, related to unvested restricted stock awards.  During the three and nine month periods ended September 30, 2011, the Company recognized compensation expense of $4,000 and $13,000, respectively, related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2011	13	$1.34
Granted	35	14.63
Forfeited	—	—
Vested	(30)	9.09
Non-vested at September 30, 2012	18	$14.63

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

Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
Gross accounts receivable	$65,839	$39,330
Less:
Chargeback and rebates reserves	(11,661)	(5,949)
Returns reserve	(7,895)	(6,846)
Discount and allowances reserve	(1,139)	(743)
Advertising and promotion reserve	(582)	(386)
Allowance for doubtful accounts	(26)	(99)
Net trade accounts receivable	$44,536	$25,307

For the three month periods ended September 30, 2012 and 2011, the Company recorded chargeback and rebate expense of $30,377,000 and $19,031,000, respectively.  For the nine month period ended September 30, 2012 and 2011, the Company recorded chargeback and rebate expense of $75,404,000 and $48,296,000, respectively.

For the three month period ended September 30, 2012, the Company recorded a benefit of $252,000 from a change in estimate of future product returns, while for the three month period ended September 30, 2011, the Company recorded a provision for product returns of $550,000.  For the nine month periods ended September 30, 2012 and 2011, the Company recorded provisions for product returns of $2,798,000 and $2,035,000, respectively.

For the three month periods ended September 30, 2012 and 2011, the Company recorded provisions for cash discounts of $1,645,000 and $970,000, respectively.  For the nine month periods ended September 30, 2012 and 2011, the Company recorded provisions for cash discounts of $4,208,000 and $2,399,000, respectively.

The increases in the provisions for chargebacks and rebates and for cash discounts over the prior year periods were primarily due to increased sales in the Ophthalmic and Hospital drugs & Injectables segments.  The benefit recorded in the quarter ended September 30, 2012 from reversal of product return allowances was the result of a decline in anticipated future returns based on a favorable long-term trend in returns processed.

 NOTE 6 — INVENTORIES

The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
Finished goods	$17,336	$11,588
Work in process	5,160	5,841
Raw materials and supplies	27,734	18,027
	$50,230	$35,456

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at September 30, 2012 and December 31, 2011 was reported net of these reserves of $2,147,000 and $1,239,000, respectively, primarily related to finished goods.

As of September 30, 2012 and December 31, 2011, the Company’s inventory balances included $2,506,000 and $4,035,000, respectively, related to products which have not yet received approval from the U.S. Food and Drug Administration (“FDA”).  The Company established a reserve of $1,676,000 in the year ended December 31, 2011 against this inventory for products approaching expiration.  This reserve remained at $470,000 as of September 30, 2012.

 NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30, 2012	DECEMBER 31, 2011

Land	$2,812	$396
Buildings and leasehold improvements	29,884	20,337
Furniture and equipment	65,180	50,833
Capitalized value of assets placed in service	97,876	71,566
Accumulated depreciation	(46,231)	(43,060)
Property, plant and equipment placed in service, net	51,645	28,506

Construction in progress	26,507	15,883
Property, plant and equipment, net	$78,152	$44,389

Property, plant and equipment as of September 30, 2012 included assets acquired through the acquisition of certain assets of Kilitch Drugs (India) Limited (the “Kilitch Acquisition”) on February 28, 2012.  Of the current year increase in property, plant and equipment, net, $24,326,000 was related to the Kilitch Acquisition and its current year capital expenditures, while the remaining $9,437,000 was related to domestic activities, principally capital improvements at the Company’s domestic manufacturing facilities.

NOTE 8 — INTANGIBLE ASSETS

The following table sets forth information about the changes in the net book value of the Company’s intangible assets during the nine month period ended  September 30, 2012 and the weighted average remaining amortization period as of September 30, 2012 (in thousands):

	Goodwill	Product Licensing Rights	Other Intangibles	TOTAL
DECEMBER 31, 2011	$11,863	$67,822	$13,016	$92,701
Kilitch Acquisition	21,933	—	5,908	27,841
Fair value adjustment – Lundbeck products	—	300	—	300
Currency translation adjustment	(1,427)	—	(409)	(1,836)
Amortization of intangibles	—	(3,936)	(1,140)	(5,076)
SEPTEMBER 30, 2012	$32,369	$64,186	$17,375	$113,930

Weighted average remaining amortization period	N/A	14.0 years	18.7 years

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

The Notes are not listed on any securities exchange or on any automated dealer quotation system. The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.  As of September 30, 2012 the Notes were trading at approximately 167% of their face value, resulting in a total market value of approximately $200.0 million compared to their face value of $120.0 million. The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company's common stock at conversion, as defined in the Indenture.  As of September 30, 2012, the Company's common stock closed at $13.22 per share, resulting in a conversion value for the Notes of approximately $181.1 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

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
The Notes became convertible as of April 1, 2012 and will continue to be convertible at least through December 31, 2012.  Convertibility was triggered when the Company’s common stock closed above the required trading price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarters ended March 31, 2012.  This convertibility condition was likewise met at the end of the quarters ended June 30, 2012 and September 30, 2012 as well.  As of the date of this report, no holders have submitted their Notes for conversion.

The Notes are accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $20,470,000 as the value for the equity component.  At September 30, 2012 and December 31, 2011, the net carrying amount of the equity and liability components and the remaining unamortized debt discount were as follows (in thousands):

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	103,653	100,808
Unamortized discount of the liability component	16,347	19,192
Unamortized deferred financing costs	2,956	3,470

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

For the three and nine months ended September 30, 2012, the Company recorded the following expenses related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest expense at 3.50% coupon rate (1)	$1,050	$1,050	$3,150	$1,400
Debt discount amortization (2)	965	909	2,845	1,195
Deferred financing cost amortization (3)	174	165	514	216
	$2,189	$2,124	$6,509	$2,811

 Line Item in which each item is included within the Condensed Consolidated Statements of Comprehensive Income:
(1)	Interest (expense) income, net
(2)	Non-cash interest expense
(3)	Amortization of deferred financing costs

     Upon issuing the Notes in 2011, the Company established a deferred tax liability of $8,597,000 related to the debt discount of $21,301,000, with an offsetting reduction of $8,597,000 to Common stock.  The deferred tax liability was established because the amortization of the debt discount generates non-cash interest expense that is not deductible for income tax purposes.  Since the Company’s net deferred tax assets were fully reserved by valuation allowance at the time the Notes were issued, the Company reduced its valuation allowance by $8,597,000 upon recording the deferred tax liability related to the debt discount with an offsetting credit of $8,597,000 to Common stock.  As a result, the net impact of these entries was a debit of $8,597,000 to the valuation reserve against the Company’s deferred tax assets and a credit of $8,597,000 to deferred tax liability.  The deferred tax liability is being amortized monthly as the Company records non-cash interest from its amortization of the debt discount on the Notes.

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “B of A Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “B of A Lenders”) through which it obtained a $20.0 million revolving line of credit (the “Facility”), which includes a $3.0 million letter of credit facility.  The Company may request expansion of the Facility from time to time in increments of at least $5.0 million up to a maximum commitment of $35.0 million, so long as no default or event of default has occurred and is continuing.  The facility matures in March 2016.  The Company may early terminate the B of A Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.

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

Obligations under the B of A Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each domestic subsidiary of the Company and 65% of their respective equity interests in any foreign subsidiary of the Company. The B of A Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions while the Company has any outstanding commitments or obligations under the B of A Credit Agreement; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the B of A Credit Agreement is less than 15% of the aggregate B of A Lenders’ commitments under the B of A Credit Agreement.  During the term of the agreement, the Company must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

As of September 30, 2012, the Company’s borrowing availability under the B of A Credit Agreement was $19.7 million.  There were no outstanding borrowings against the Facility as of September 30, 2012.

EJ Funds Credit Facility

        From January 7, 2009 to June 17, 2011, the Company was party to a credit facility originally entered into with General Electric Capital Corporation, and subsequently assigned to EJ Funds, LP on March 31, 2009.  The Company early terminated this credit facility on June 17, 2011.  The Company had not borrowed against the EJ Funds Credit Agreement since repaying its outstanding balance in the first quarter of 2010.  Upon terminating the EJ Funds Credit Agreement, the Company expensed $1.2 million in remaining unamortized deferred financing costs incurred related to entering into the EJ Funds Credit Agreement. No fees or penalties were incurred related to the early termination of the EJ Funds Credit Agreement.

NOTE 10 — COMMON STOCK WARRANTS

Kapoor Warrants

During 2009, in connection with modifications to our Subordinated Note, Credit Agreement and MBL Distribution Agreement, the Company granted various warrants to acquire our common stock (the “Kapoor Warrants”) to EJ Funds and the Kapoor Trust, companies controlled by the Chairman of our Board of Directors, Dr. John N. Kapoor.  Each of the Kapoor Warrants will expire five years after its grant date, if not exercised before such date.

The fair value of each of the Kapoor Warrants was calculated at their grant dates using the Black-Scholes option pricing model.  From their grant dates until June 28, 2010, the Kapoor Warrants were classified as current liabilities on the Company’s consolidated balance sheets and were adjusted quarterly to reflect changes in their calculated fair values.  Increases in fair value, or decreases in fair value to, but not below, their initial calculated fair values, were recorded as non-operating expenses or income in the Company’s condensed consolidated statements of operations for the applicable periods.  The Company classified the fair value of the Kapoor Warrants as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) . This is a result of a requirement in the Registration Rights Agreement – entered into among the Kapoor Trust, EJ Funds and the Company on August 17, 2009 – that the shares to be issued upon exercise of the warrants be registered shares, which cannot be absolutely assured.

On June 28, 2010, the Company entered into an Amended and Restated Registration Rights Agreement (the “Amended Agreement”) with Dr. Kapoor which modified certain terms related to the Company’s obligation to obtain and maintain registration of any shares issued pursuant to exercise of the Kapoor Warrants.  The Amended Agreement required the Company to use “commercially reasonable efforts” to file a registration statement pursuant to Rule 415 of the Securities Act of 1933 (“Registration Statement”) for any shares of common stock that may be issued under the applicable warrant agreements, but stated that in the event that we, after using good faith commercially reasonable efforts, are not able to obtain or maintain registration of the common stock, deliver of unregistered shares upon exercise of the Kapoor Warrants will be deemed acceptable and a net cash settlement will not be required.  The Amended Agreement further provides that the term “commercially reasonable efforts” in such instance shall not mean an absolute obligation of the Company to obtain and maintain registration.

On June 28, 2010, upon entering into the Amended Agreement, we completed a final Black-Scholes calculation of the fair value of the Kapoor Warrants and adjusted their book value accordingly, then reclassified the Kapoor Warrants from a current liability to a component of shareholders’ equity.  No future fair value adjustments are required.

The assumptions used in estimating the fair value of the warrants at June 28, 2010 were as follows:

Expected Volatility	79.7%
Expected Life (in years)	3.8 – 4.1
Risk-free interest rate	1.8%
Dividend yield	—

 The following table provides summarized information about the Kapoor Warrants:

Granted To:	Warrant Identification	Grant Date	Warrants Granted	Exercise Price	Fair Value at June 28, 2010

EJ Funds	Modification Warrants (1)	Apr.13, 2009	1,939,639	$1.11	$1,358,000
Kapoor Trust	Reimbursement Warrants (2)	Apr.13, 2009	1,501,933	$1.11	1,051,000
EJ Funds	Credit Facility Warrants (3)	Aug.17, 2009	1,650,806	$1.16	1,238,000
Kapoor Trust	Subordinated Note Warrants (4)	Aug.17, 2009	2,099,935	$1.16	1,575,000
			7,192,313		$5,222,000

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

PIPE Warrants

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

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, and (iii) unvested restricted stock awards (“RSAs”).  A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Consolidated net income	$13,753	$13,524	$26,567	$37,280
Consolidated net income per share:
Basic	$0.14	$0.14	$0.28	$0.39
Diluted	$0.12	$0.13	$0.24	$0.36

Shares used in computing consolidated net income per share:
Weighted average basic shares outstanding	95,128	94,650	95,078	94,477
Dilutive securities:
Stock option and unvested RSAs	4,460	3,393	4,301	3,091
Stock warrants	6,613	6,145	6,565	5,956
Shares issuable upon conversion of convertible notes (1)	5,187	—	4,486	—
Total dilutive securities	16,260	9,538	15,352	9,047

Weighted average diluted shares outstanding	111,388	104,188	110,430	103,524

Shares subject to stock options omitted from the calculation of net income per share as they would have been anti-dilutive	775	1,860	399	1,421

(1) Shares issuable upon conversion of convertible notes assumes that that Company would repay the principal of the notes in cash and pay any incremental value in shares of the Company’s common stock.

NOTE 12 — INDUSTRY SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2012 and September 30, 2011, the Company reported results for three segments:

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

The revenue and gross profit of the business acquired through the Kilitch Acquisition from its acquisition date of February 28, 2012 through September 30, 2012 has been included within the Contract Services segment for the three and nine months ended September 30, 2012.  The manufacture and sale of pharmaceutical products for contract customers in India represents a substantial majority of their business.

Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
REVENUES
Hospital drugs & injectables	$34,675	$13,816	$92,335	$34,615
Ophthalmic	28,153	19,730	75,114	48,972
Contract services	6,806	3,157	17,189	10,708
Total revenues	69,634	36,703	184,638	94,295
GROSS PROFIT
Hospital drugs & injectables	$22,278	$7,206	$58,132	$18,162
Ophthalmic	16,637	12,821	43,869	30,899
Contract services	1,178	1,951	4,720	5,053
Total gross profit	40,093	21,978	106,721	54,114
Operating expenses	17,490	12,624	57,680	32,376
Operating income	22,603	9,354	49,041	21,738
Other (expense) income, net	(2,380)	(2,047)	(7,205)	10,288
Income before income taxes	$20,223	$7,307	$41,836	$32,026

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain of the Company’s manufacturing and warehouse facilities support more than one segment.

NOTE 13 — BUSINESS COMBINATIONS

Kilitch Acquisition

On February 28, 2012, Akorn India Private Limited (“AIPL”), a wholly owned subsidiary of Akorn, Inc. (the “Company”) completed and closed on its previously announced acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”).  This acquisition (the “Kilitch Acquisition”) was pursuant to the terms of the Business Transfer Agreement (the “BTA”) entered into among the Company, KDIL and the members of the promoter group of KDIL on October 5, 2011.  In accordance with terms contained in the BTA, the Company also closed on a related Product Transfer Agreement between the Company and NBZ Pharma Limited (“NBZ”), a company associated with KDIL.  The primary asset transferred in the Kilitch Acquisition was KDIL’s manufacturing plant in Paonta Sahib, Himachal Pradesh, India, along with its existing book of business.  KDIL was engaged in the manufacture and sale of pharmaceutical products for contract customers in India and for export to various unregulated world markets.  While the Paonta Sahib manufacturing facility is not currently certified by the U.S. Food and Drug Administration (the “FDA”) for the exporting of drugs to the U.S., the facility was designed with future FDA certification in mind.  Accordingly, the Kilitch Acquisition provided the Company with the potential for future expansion of its manufacturing capacity for products to be sold in the U.S., as well as the opportunity to expand the Company’s footprint into markets outside the U.S.  The Company has determined that the assets acquired through the Kilitch Acquisition constitute a “business” as defined by Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Kilitch Acquisition as a business combination.

 AIPL paid the equivalent of approximately USD $60.1 million at closing.  Total purchase consideration was approximately $55.2 million which consisted of approximately $51.2 million in base consideration and $4.0 million in reimbursement for capital expenditures made by KDIL from April 1, 2011 to the closing date.  In addition, AIPL paid $3.4 million related to compensation earned from the achievement of acquisition-related milestones by the closing date, and $1.6 million in stamp duties paid to transfer title to the land and buildings at Paonta Sahib from Kilitch to AIPL. In addition to the amounts paid at closing, AIPL owes $3.3 million in additional compensation which is payable based on achievement of certain milestones that the Company determined were probable of achievement and which were subsequently achieved.  Accordingly, the Company has recorded this amount as “accrued acquisition related compensation” in its condensed consolidated balance sheet as of September 30, 2012.  In addition, the Company paid $0.5 million in compensation during the quarter ended September 30, 2012 related to the achievement of certain operational milestones, and expects to pay up to an additional $0.5 million for future services that would be expensed as the services are provided.  The compensation for acquisition-related milestones and other acquisition costs have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income.  The BTA also contains a working capital guarantee that calls for KDIL or AIPL to reimburse the other party for any shortfall or excess, respectively, in the actual acquired working capital compared to the target working capital as established in the BTA.

The following table sets forth the consideration paid for the Kilitch Acquisition, the acquisition-related costs incurred, and the fair values of the assets acquired and the liabilities assumed (U.S. dollar amounts in thousands):

Consideration:	Initial Fair Valuation	Changes in Estimate	Adjusted Fair Valuation
Cash paid	$55,224		$ 55,224
Less working capital shortfall, due back from sellers	(890)	(138)	(1,028)
	$54,334	$(138)	$ 54,196

Acquisition-related costs:
Stamp duties paid for transfer of land and buildings	$1,583		$ 1,583
Acquisition-related compensation expense paid	2,247	511	2,758
Acquisition-related compensation expense accrued but not yet paid	3,475		3,475
Due diligence, legal, travel and other acquisition-related costs	1,576	119	1,695
	$8,881	$630	$ 9,511

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$2,130		$ 2,130
Inventory	1,799		1,799
Land	3,714	(1,131)	2,583
Buildings, plant and equipment	8,474		8,474
Construction in progress	14,231		14,231
Goodwill, deductible	21,609	324	21,933
Other intangible assets, deductible	5,806	102	5,908
Other assets	38		38
Assumed liabilities	(2,099)	(801)	(2,900)
Deferred tax liabilities	(1,368)	1,368	—
	$54,334	$(138)	$ 54,196

The Adjusted Fair Valuation presented above is preliminary pending final settlement of the working capital shortfall settlement between the Company and the sellers.  The changes in estimate recorded in the quarters ended June 30 and September 30, 2012 were primarily related to refining the calculated fair value of certain acquired assets, adjustments to the working capital settlement amount due from the sellers to the Company, and final determination regarding the tax-deductibility of the acquired intangible assets.  The acquisition-related costs incurred in the quarter ended June 30, 2012 were primarily related to the preparation and audit of historical financial statements of the acquired business for disclosure to the U.S. Securities and Exchange Commission, while the additional acquisition-related costs recorded in the quarter ended September 30, 2012 was related to pre-negotiated compensation paid to members of the sellers’ family based on achievement of various operational milestones.
Goodwill represents expected synergies and intangible assets that do not qualify for separate recognition.  Based on a recent Indian Supreme Court ruling upholding the deductibility of goodwill for India tax purposes, the Company anticipates being able to deduct the value of goodwill and other intangible assets for income tax purposes in India.  The Company had initially recorded a deferred tax liability valued at $1,368,000 and subsequently adjusted to $679,000 related to intangible assets that it did not believe would be amortizable for Indian tax purposes.  This remaining deferred tax liability of $679,000 was reversed against goodwill in the quarter ended September 30, 2012.

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

Nine months ended September 30, 2012
Revenue	$188,642
Net income	$26,911
Net income per diluted share	$0.24

The business acquired through the Kilitch Acquisition generated revenue of $12,449,000 and a pre-tax loss of $8,363,000 during the seven-month period from its acquisition through September 30, 2012.  The pre-tax loss included the impact of acquisition-related costs of $8,836,000 recognized by the Company in relation to the Kilitch Acquisition.

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

The following table sets forth the consideration paid for the Lundbeck Acquisition and the fair values of the assets acquired and the liabilities assumed.  The present value of contingent consideration was initially valued at $11.3 million based on a discount rate of 10.0%.  The Company subsequently determined that a discount rate of 9.0% was more reflective of the Company’s actual cost of capital, and the present value of contingent consideration was adjusted accordingly during the quarter ended June 30, 2012.  (U.S. dollar amounts in thousands):

Consideration:	Initial Fair Valuation	Change in Estimate	Adjusted Fair Valuation
Cash paid	$49,559		$49,559
Present value of contingent consideration	11,300	300	11,600
Total consideration	$60,859	$300	$61,159

Recognized amounts of identifiable assets acquired and liabilities assumed:
Product licensing rights	$59,525	$300	$59,825
Inventory	3,825		3,825
Fixed assets	50		50
Assumed liability – unfavorable contract	(2,541)		(2,541)
Total fair value of acquired assets and assumed liabilities	$60,859	$300	$61,159

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Product Warranty Reserve

The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability study does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product     does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.  All studies to date have confirmed the product’s stability. This reserve balance was $1,299,000 at September 30, 2012 and December 31, 2011.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Comprehensive Income.  As of September 30, 2012, the Company has agreements with strategic business partners for which it expects to pay the approximate dollar amounts listed below (in thousands):

Period of payment	Amount
Q4 2012	$1,835
2013	3,733
2014 and beyond	998
Total	$6,566

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

Legal Proceedings

On September 12, 2012, Fera Pharmaceuticals, LLC (the “Plaintiff”) filed a civil complaint against Akorn and certain individual defendants (together, the “defendants”) in the Supreme Court of New York (the “Fera lawsuit”). The complaint alleges, among other things, a breach of a manufacturing agreement and misappropriation of the plaintiff’s trade secrets. On October 15, 2012, the case was removed to the Federal District Court for the Southern District of New York. A responsive pleading from the defendants is due by November 21, 2012. The Company believes that the Plaintiff’s claims lack merit and the Company intends to vigorously defend this lawsuit; however, no assurance may be given regarding the ultimate outcome of this lawsuit.

         The Company is also party to other proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to the Fera lawsuit and other proceedings cannot be determined at this time. Despite the inherent uncertainties of litigation, the Company does not currently believe that the proceedings described herein will have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 15 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

Three large wholesale drug distributors – AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) (collectively, the “Big 3 Wholesalers”) – are all distributors of the Company’s products, as well as suppliers of a broad range of health care products. These three customers individually and collectively represented a significant percentage of the Company’s sales and accounts receivable as of and for the three and nine-month periods ended September 30, 2012 and 2011.

The following table sets forth the percentage of the Company’s consolidated gross sales, net sales and gross accounts receivable attributable collectively to these three wholesalers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Big 3 Wholesalers combined:	2012	2011	2012	2011
Percentage of gross sales	61%	67%	56%	67%
Percentage of net sales revenues	46%	50%	40%	50%

	September 30, 2012	December 31, 2011
Percentage of gross trade accounts receivable	63%	72%

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

No individual supplier accounted for 10% or more of the Company’s purchases during the quarter or nine months ended September 30, 2012.  During the quarter ended September 30, 2011, purchases of finished product from Horizon Pharmaceuticals represented 10% of the Company’s total purchases during that period.  No individual supplier accounted for 10% or more of the Company’s purchases during the nine months ended September 30, 2011.

NOTE 16 — INCOME TAXES

The following table sets forth the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Income before income taxes	$20,223	$7,307	$41,836	$32,026
Income tax provision (benefit)	6,470	(6,217)	15,269	(5,254)
Net income	$13,753	$13,524	$26,567	$37,280

Income tax provision (benefit) as a percentage of income before income taxes	32.0%	(85.1%)	36.5%	(16.4%)

The Company anticipates that its blended effective income tax rate for the year 2012 will be 38.1%.  This tax provision rate factors in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate.

The Company’s provisions for income taxes were equal to 32.0% and 36.5% of income before income taxes for the three and nine month periods ended September 30, 2012, respectively.  These effective rates are lower than the anticipated 2012 annual rate of 38.1% for two main reasons.  First, the Company recorded a credit to its current year tax provision on a discrete basis for R&D tax credits claimed on its filed 2011 federal and state tax returns.  These R&D tax credits were not known and therefore not factored into the Company’s effective tax rate in 2011.  Second, a recent court ruling of the Supreme Court of India which held that goodwill, as defined by Indian tax law, is an amortizable asset for tax purposes, resulted in the Company providing a tax benefit for various acquisition-related costs it recognized in the quarter ended March 31, 2012.  These acquisition-related costs were of a nature that would be considered goodwill for Indian tax purposes.

The Company’s income tax benefit in the quarter and nine months ended September 30, 2011 was related to the reversal of valuation allowances on its net deferred tax assets, primarily consisting of net operating loss carry-forwards (“NOLs”).  During the quarter ended September 30, 2011, the Company determined that it would likely be able to realize the benefit of these NOLs and reversed its valuation allowances accordingly.

As of December 31, 2011, the Company had not identified any uncertain tax positions that required establishment of a reserve.  As of September 30, 2012, the Company determined that by their nature, the R&D tax credits claimed for 2011 represented an uncertain tax position, and reserved a percentage allowance against them.

NOTE 17 — UNCONSOLIDATED JOINT VENTURE

The Company is party to a 50/50 joint venture agreement (the “Joint Venture Agreement”), initiated on September 22, 2004, with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of various generic pharmaceutical products for sale in the United States.  The joint venture, known as Akorn-Strides LLC (the “Joint Venture Company”), launched its first commercialized product during 2008 and operated until May 2011, at which point it ceased operations after the sale and transfer of its operating assets to Pfizer, Inc. pursuant to an Asset Purchase Agreement entered into on December 29, 2010.

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

The following tables set forth condensed statements of income of the Joint Venture Company for the three and nine-month periods ended September 30, 2012 and 2011, as well as condensed balance sheets as of September 30, 2012 and December 31, 2011.

CONDENSED STATEMENTS OF INCOME (IN THOUSANDS)
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$—	$—	$—	$6,332
Cost of sales	—	—	—	3,534
Gross profit	—	—	—	2,798
Operating expenses	—	—	—	497
Operating income	—	—	—	2,301
Gain from Pfizer ANDA Sale	—	—	—	24,160
Income before income taxes	—	—	—	26,461
Income tax provision	—	—	—	—
Net income	$—	$—	$—	$26,461

Allocation of net income to Akorn, Inc.	$—	$—	$—	$14,530

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2012	2011
Assets:
Cash	$793	$859
Other assets	8	75
Total assets	$801	$934

Liabilities and members’ equity:
Trade accounts payable and other accrued liabilities	$438	$543
Accounts payable – members	—	28
Total liabilities		571

Members’ equity (deficit), net of advances	363	363
Total liabilities & members’ equity	$801	$934

NOTE 18 – SUBSEQUENT EVENTS

The Company’s manufacturing plant in Somerset, New Jersey was shut down for approximately two weeks in late October/early November 2012 as a result of power outages and related business disruptions caused by Superstorm Sandy.  The plant itself suffered no physical damage and is expected to return to normal operations following a period of re-validation.  This unplanned shut-down is expected to negatively affect operating results for the quarter ending December 31, 2012, but the Company is not yet in a position to reasonably estimate the impact.

On October 2, 2012, the Company received a warning letter from the U.S. Food and Drug Administration (the “FDA”) citing that the Company was manufacturing Pilocarpine Hydrochloride Ophthalmic Solution (“PHOS”), a long grandfathered drug, without an approved new drug application (“NDA”). A similar letter regarding PHOS was issued to other drug manufacturers. The warning letter did not cite any deficiencies in the Company’s manufacturing facilities or processes. The Company fully cooperated with the FDA and has discontinued selling PHOS, which the Company had only been selling since the first quarter of 2012. No enforcement action was initiated and no fines were assessed by the FDA against the Company. The loss of revenue associated with the discontinuation of PHOS is expected to be insignificant. Further, in the second quarter of 2012, the Company filed an abbreviated new drug application (“ANDA”) for PHOS, which has been granted expedited review.  The Company anticipates adding the approved generic version of PHOS back to its drug portfolio in the near term.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and nine month periods ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Hospital drugs & injectables	$34,675	49.8%	$13,816	37.6%	$92,335	50.0%	$34,615	36.7%
Ophthalmic	28,153	40.4%	19,730	53.8%	75,114	40.7%	48,972	51.9%
Contract services	6,806	9.8%	3,157	8.6%	17,189	9.3%	10,708	11.4%
Total revenues	69,634	100.0%	36,703	100.0%	184,638	100.0%	94,295	100.0%
Gross profit:
Hospital drugs & injectables	22,278	64.3%	7,206	52.2%	58,132	63.0%	18,162	52.5%
Ophthalmic	16,637	59.1%	12,821	65.0%	43,869	58.4%	30,899	63.1%
Contract services	1,178	17.3%	1,951	61.8%	4,720	27.5%	5,053	47.2%
Total gross profit	40,093	57.6%	21,978	59.9%	106,721	57.8%	54,114	57.4%
Operating expenses:
SG&A expenses	12,346	17.7%	8,669	23.6%	33,625	18.2%	22,983	24.4%
Acquisition-related costs	511	0.7%	337	0.9%	9,155	5.0%	556	0.6%
R&D expenses	2,874	4.1%	3,109	8.5%	9,824	5.3%	7,763	8.2%
Amortization & write-down of intangible assets	1,759	2.5%	509	1.4%	5,076	2.8%	1,074	1.1%
Operating income	22,603	32.5%	9,354	25.5%	49,041	26.6%	21,738	23.1%
Other (expense) income, net	(2,380)	(3.4%)	(2,047)	(5.6%)	(7,205)	(3.9%)	10,288	10.9%
Income before income taxes	20,223	29.0%	7,307	19.9%	41,836	22.7%	32,026	34.0%
Income tax provision (benefit)	6,470	9.3%	(6,217)	(16.9%)	15,269	8.3%	(5,254)	(5.5%)
Net income	$13,753	19.7%	13,524	36.8%	26,567	14.4%	37,280	39.5%

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Our consolidated revenue was $69.6 million for the quarter ended September 30, 2012, representing an increase of $32.9 million, or 89.7%, over the quarter ended September 30, 2011.  The increase in revenue was the result of product and business acquisitions, the launch of new and revived products, and price increases on continuing products.  Of the $32.9 million increase in revenue, $19.4 million was related to acquisitions, $13.4 million was from the launch of new and revival products, including a full quarter of oral vancomycin, which was launched in the middle of the prior quarter, and $0.5 million was related to price increases for existing products, partially offset by a $0.4 million decline in sales volume, principally related to deemphasizing domestic contract manufacturing in favor of utilizing domestic plant capacities to support new and revival products.  Hospital drugs and injectables segment revenues increased by $20.9 million, or 151.0%, over the prior year quarter, with this growth attributable to newly-acquired, newly-approved and re-launched products.  Ophthalmic segment revenue increased by $8.4 million, or 42.7%, over the prior year quarter, with acquisition, new product launches and product revivals accounting for approximately two thirds of the increase, and sales volume increases accounting for the remaining third.  Contract services revenue increased by $3.6 million, or 115.6%, as current year revenue from the Kilitch Acquisition in India was partially offset by a decline in U.S. contract services revenue.

Consolidated gross profit for the quarter ended September 30, 2012 was $40.1 million, or 57.6% of revenue, compared to $22.0 million, or 59.9% of revenue, in the corresponding prior year quarter.  This decline was attributable to the lower margin contract services revenue added as a result of the Kilitch Acquisition in India.  Our gross profit on domestic U.S. operations increased from 57.6% in the quarter ended September 30, 2011 to 61.8% in the quarter ended September 30, 2012.  This domestic gross profit increase was related to our acquisitions of businesses and new products along with improve utilization of our plant capacities.  The gross profit margin from our hospital drugs and injectables segment increased to 64.3% in the quarter ended September 30, 2012 from 52.2% in the quarter ended September 30, 2011.  This increase was primarily related to the acquisition of higher margin products from the U.S. subsidiary of H. Lundbeck A/S (“Lundbeck”).  Ophthalmic segment gross profit margin was 59.1% in the quarter ended September 30, 2012 compared to 65.0% in the prior year quarter.  This decline in margin was primarily due to a shift in mix, in part due to increased sales of over-the-counter ophthalmic products.  The contract segment gross profit margin was 17.3% in the quarter ended September 30, 2012 compared to 61.8% in the prior year quarter.  This decline is related to the Kilitch Acquisition, as the acquired contract business in India generates lower margins than our domestic contract manufacturing business.

Selling, general and administrative (“SG&A”) expenses were $12.3 million, or 17.7% of revenues, in the quarter ended September 30, 2012 compared to $8.7 million, or 23.6% of revenues, in the prior year quarter.  Of the $3.6 million increase, $2.8 million was in wages and related costs, as we expanded our sales force, added new positions to accommodate our growth, and built out a management team for our operations in India.

Acquisition-related expenses in the quarter ended September 30, 2012 were $0.5 million compared to $0.3 million in the prior year period.  The current year expense was related to a milestone payment for services performed in relation to the Kilitch Acquisition, while the prior year expenses were primarily related to due diligence on the Kilitch Acquisition.

Research and development (“R&D”) expense was $2.9 million in the quarter ended September 30, 2012, a decrease of $0.2 million compared to the corresponding prior year quarter.  R&D expenses fluctuate quarter to quarter based on the amount of milestone payments that become payable to external development partners and the number of R&D batches produced.  We anticipate an increase in R&D expenditures in the quarter ending December 31, 2012 related to milestone payments and internal development activity.

Amortization of intangible assets was $1.8 million in the quarter ended September 30, 2012 compared to $0.5 million in the quarter ended September 30, 2011.  This increase was due to the amortization of finite-lived intangibles acquired through the Lundbeck acquisition in December 2011 and the Kilitch acquisition completed in February 2012.

In the quarter ended September 30, 2012, we recognized non-operating expenses totaling $2.4 million compared to non-operating expenses of $2.0 million in the quarter ended September 30, 2011.  The expense in each period primarily consisted of cash and non-cash interest related to our 3.5% convertible senior notes due 2016, while the expense in the quarter ended September 30, 2012 also included non-cash interest accrued on the subsequent payment due in December 2014 related to the Lundbeck acquisition.

For the quarter ended September 30, 2012, our income tax provision was $6.5 million based on an effective tax provision rate of approximately 32.0% for the quarter.   This provision rate included the impact of a 2011 R&D tax credit included on our 2011 federal and state tax returns that was not included within the prior year’s estimated tax provision rate.  It also includes an income tax benefit for India expenses incurred in the quarter ended March 31, 2012 that were initially expected to be non-deductible for tax purposes, but have subsequently been deemed deductible based on a recent Indian Supreme Court ruling. In the prior year, we recorded an income tax benefit of $6.2 million due to reversal of valuation allowances against our deferred tax assets, principal of which was our net operating loss carry-forward.

We reported net income of $13.8 million for the quarter ended September 30, 2012, representing a 19.8% net income margin on revenues.  In the prior year quarter ended September 30, 2011, we reported net income of $13.5 million, representing 36.8% of revenue.  The prior year net income percentage was significantly bolstered by the reversal of valuation allowances against our deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

For the nine months ended September 30, 2012, consolidated revenue was $184.6 million, representing an increase of $90.3 million, or 95.8%, over consolidated revenue of $94.3 million for the nine months ended September 30, 2011.  The increase in revenue was the result of product and business acquisitions, the launch of new and revived products, and volume increases on continuing products.  Of the $90.3 million increase in revenue, $49.9 million was related to acquisitions, $30.8 million was from the launch of new and revival products, including oral vancomycin, $10.2 million was due to sales volume increases for existing products, offset slightly by a $0.6 million negative variance due to price changes. Hospital drugs and injectables segment revenues increased by $57.7 million, or 166.7%, over the prior year period, with the majority of this growth attributable to acquisitions, new approvals and re-launched products, and increased sales volume on continuing products.  Ophthalmic segment revenue increased by $26.1 million, or 53.5%, over the prior year period, with acquisitions, new product launches and product revivals accounting for more than half of increase, and sales volume increases on existing products accounting for the remainder.  Contract services revenue increased by $6.5 million, or 60.5%, over the prior year period, as revenue generated from the Kilitch Acquisition in India was partially offset by a decline in domestic contract manufacturing revenue, as we shifted our plant utilization toward manufacture of our own products.

Consolidated gross profit for the nine months ended September 30, 2012 was $106.7 million, or 57.8% of revenue, compared to $54.1 million, or 57.4% of revenue, in the nine months ended September 30, 2011.  Our gross profit increase was related to our acquisitions of businesses and new products along with improved utilization of our plant capacities.  The gross profit margin from our hospital drugs and injectables segment increased from 52.5% in the nine months ended September 30, 2011 to 63.0% in the nine months ended September 30, 2012 primarily as a result of our acquisition of higher margin products from Lundbeck in December 2011.  The ophthalmic segment gross profit margin was 58.4% in the nine months ended September 30, 2012 compared to 63.1% in the prior year period.  This decline in margin was primarily due to a shift in mix, in part due to increased sales of over-the-counter ophthalmic products as a result of the AVR acquisition.  The contract segment gross profit margin was 27.5% in the nine months ended September 30, 2012 compared to 47.2% in the corresponding prior year period.  This decline is primarily related to lower margin contract services business acquired through the Kilitch Acquisition completed in February 2012.

Selling, general and administrative (“SG&A”) expenses were $33.6 million, or 18.2% of revenues, in the nine months ended September 30, 2012 compared to $23.0 million, or 24.4% of revenues, in the corresponding prior year period.  Of the $10.6 million increase, $6.7 million was attributable to wages and related costs, related to expansion of our sales force, incremental headcount to support our growth and the addition of a management team in India to support the Kilitch Acquisition.  The remaining increase was related to acquired businesses and general growth of our business.

Acquisition-related expenses in the nine months ended September 30, 2012 were $9.2 million compared to $0.6 million in the prior year period.  The current year expenses were primarily related to the Kilitch Acquisition, and included $6.7 million in fees paid and payable to the former owners of the Kilitch business for the achievement of an earn-out and various milestones, and $1.6 million in stamp duties for transfer of ownership of the land and buildings in Paonta Sahib, India to Akorn.  The prior year expense was related to due diligence and other costs for the AVR and Kilitch acquisitions.

R&D expense was $9.8 million in the nine months ended September 30, 2012, an increase of $2.1 million over the prior year period.  This increase was related to greater R&D activity in the current year, along with expansion of our R&D staff size and capabilities.

Amortization of intangible assets was $5.1 million in the nine months ended September 30, 2012 compared to $1.1 million in the corresponding prior year period.  This increase is due to the amortization of finite-lived intangibles acquired through the AVR acquisition in May 2011, the Lundbeck acquisition in December 2011, and the Kilitch acquisition completed in February 2012.

In the nine months ended September 30, 2012, we recognized non-operating expenses totaling $7.2 million compared to non-operating income of $10.3 million in the prior year period.  The current year expense of $7.2 million principally consisted of cash and non-cash interest related to our 3.5% convertible senior notes due 2016 (the “Notes”).  The prior year income of $10.3 million included $14.5 million equity in the earnings of the Joint Venture Company, of which $13.4 million was related to the Joint Venture Company’s sale of its ANDAs to Pfizer.  This income was partially offset by $4.2 million of expenses including amortization and write-off of deferred financing costs and cash and non-cash interest expense on the Notes.

For the nine months ended September 30, 2012, our income tax provision was $15.3 million, representing 36.5% of income before income tax.  In the corresponding prior year period, we recorded an income tax benefit of $5.3 million on income before income taxes of $32.0 million due to the reversal of valuation allowances against our deferred tax assets.  Our effective rate for the current year is anticipated to be 38.1%.  The actual year-to-date provision is lower as a result of a prior year adjustment related to R&D tax credits claimed on our 2011 tax returns that were not factored into our 2011 tax provision rate.

We reported net income of $26.6 million for the nine months ended September 30, 2012, representing a 14.4% net income margin on revenues.  In the corresponding prior year period, we reported net income of $37.3, or 39.5% of revenue.  Net income for the nine months ended September 30, 2011 was bolstered by the non-recurring gain of $13.4 million from the Joint Venture Company’s sale of its principal operating assets and the income tax benefit that resulted from the reversal of valuation allowances against our deferred tax assets.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the nine month period ended September 30, 2012, we generated $21.3 million in cash from operations.  This operating cash flow was primarily due to net income of $26.6 million, non-cash expenses of $17.5 million and an $11.5 million increase in accrued expenses and other liabilities, partially offset by a $17.2 million increase in trade receivables, and a $13.1 million increase in inventory.  We used $70.0 million in cash in investing activities during the nine month period ended September 30, 2012, consisting of $55.2 million used to complete the Kilitch Acquisition, and $14.8 million used to acquire property, plant and equipment, primarily relating to expenditures for the expansion of our Somerset, New Jersey manufacturing plant.  Financing activities generated $3.4 million in cash flow, of which $2.4 million was from excess tax benefits from stock-based compensation and $1.0 million was related to the exercise of stock options and employee participation in our ESPP.

During the nine-month period ended September 30, 2011, we generated $14.2 million in cash from operations, primarily due to net income of $37.3 million and non-cash expenses such as depreciation and stock compensation expense totaling $10.4 million, and an increase in trade accounts payable of $3.1 million, partially offset by $14.5 million in non-cash equity in earnings of the Joint Venture Company, an $8.0 million increase in accounts receivable, an $8.2 million increase in inventories and a $6.7 million increase in deferred tax assets.  The increase in deferred tax assets was due to our reversal in the quarter ended September 30, 2011 of the valuation allowances against our deferred tax assets following our determination that projected future cash flows would be sufficient to allow full utilization of these deferred tax assets.   Net cash used in investing activities was $46.9 million during the nine months ended September 30, 2011, including $26.7 million used to acquire AVR, $10.0 million used to acquire a minority stake of just below 20% in Aciex, $8.4 million used for the purchase of property, plant and equipment, primarily related to the expansion project at our Somerset, New Jersey manufacturing plant, and $5.7 million used to acquire NDA and ANDA rights, partially offset by $3.9 million in cash received in distributions from the Joint Venture Company.   Financing activities generated $117.7 million in cash during the nine months ended September 30, 2011, primarily related to the $120.0 million in proceeds from issuance of the Notes less associated financing fees of $4.7 million.  Warrant exercises and proceeds under employee stock plans contributed the remaining $2.3 million to financing cash flows.

As of September 30, 2012, we had $38.4 million in cash and cash equivalents and no outstanding balance under our credit facility with Bank of America N.A.  Of our $38.4 million in cash and cash equivalents at September 30, 2012, $34.5 million was in U.S. accounts and $3.9 million was in the Indian accounts of our wholly-owned subsidiary, Akorn India Private Limited.

The total loan commitment under our credit facility with Bank of America, N.A. is $20.0 million, of which $19.7 million was available as of September 30, 2012. We believe that operating cash flows and availability under our credit facility will be sufficient to meet our cash needs for the foreseeable future.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  We anticipate investing approximately $4 million in infrastructure projects during the quarter ending December 31, 2012, which includes expenditures to complete the expansion project at our Somerset, New Jersey manufacturing facility, among other projects.  We believe that our cash reserves, operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

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

For the three and nine months ended September 30, 2012 and 2011, we recorded the following expenses in relation to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest expense at 3.50% coupon rate	$1,050	$1,050	$3,150	$1,400
Debt discount amortization	965	909	2,845	1,195
Deferred financing cost amortization	174	165	514	216
	$2,189	$2,124	$6,509	$2,811

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

At September 30, 2012, we had no outstanding borrowings against the B of A Credit Agreement.  Our availability under the Facility was $19.7 million as of September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2012, we continue to be party to a $20.0 million revolving Credit and Security Agreement with Bank of America, N.A (the “B of A Credit Agreement”).  Interest on borrowing under the B of A Credit Agreement is calculated at a premium above either the current prime rate or current LIBOR rates, exposing us to interest rate risk on such borrowings.  At September 30, 2012, we had no outstanding loans or letters of credit under the B of A Credit Agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

During the quarter ended June 30, 2012, the Company concluded that there was a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The primary factor contributing to the material weakness, which relates to our financial statement close process, was the Company’s accounting for business combinations.  As a result, the Company made a number of post-closing adjustments, included within its amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2012 filed with the SEC on August 14, 2012, in order to correct the financial statements presented in its Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012.

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

Changes in Internal Control Over Financial Reporting

In the three and nine month periods ended September 30, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 12, 2012, Fera Pharmaceuticals, LLC (the “Plaintiff”) filed a civil complaint against Akorn and certain individual defendants (together, the “defendants”) in the Supreme Court of New York (the “Fera lawsuit”). The complaint alleges, among other things, a breach of a manufacturing agreement and misappropriation of the plaintiff’s trade secrets. On October 15, 2012, the case was removed to the Federal District Court for the Southern District of New York. A responsive pleading from the defendants is due by November 21, 2012. We believe the Plaintiff’s claims lack merit and we intend to vigorously defend this lawsuit; however, no assurance may be given regarding the ultimate outcome of this lawsuit.

We are also party to other proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to the Fera lawsuit and other proceedings cannot be determined at this time. Despite the inherent uncertainties of litigation, we do not currently believe that the proceedings described under this Item 1 will have a material adverse impact on our financial condition, results of operations, or cash flows.

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

101
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 9, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer

Date: November 9, 2012