Form 10-K/A
period 2012-12-31
AKORN INC
filed 2013-03-20
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of Akorn, Inc. filed with the U.S. Securities and Exchange Commission on March 1, 2013 solely for the purpose of including Exhibit 23.1, the Consent of Independent Registered Certified Public Accounting Firm, which was inadvertently omitted from the Form 10-K as originally filed.  Item 15 of Part IV is also being amended to reflect the addition of Exhibit 23.1 to the exhibit index. There are no other changes to the Form 10-K filed by Akorn, Inc. on March 1, 2013. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

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

(3) Exhibits. Those exhibits marked with a (*) refer to exhibits filed with the original Form 10-K and those exhibits marked with a (**) refer to exhibits filed with the Form 10-K/A. The other exhibits are incorporated herein by reference, as indicated in the following list. Those exhibits marked with a (†) refer to management contracts or compensatory plans or arrangements. Portions of the exhibits marked with a (Ω) are the subject of a Confidential Treatment Request under 17 C.F.R. §§ 200.80(b)(4), 200.83 and 240.24b-2.  Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

Exhibit No.	Description
2.1 Ω
Asset Sale and Purchase Agreement dated December 22, 2011 between Oak Pharmaceuticals, Inc. and Lundbeck, Inc., incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on December 30, 2011.

2.2 Ω
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

21.1 *	Listing of the Subsidiaries of Akorn, Inc.
23.1 **	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.
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

AKORN, INC.

Date: March 19, 2013	By:	/s/ RAJAT RAI
Rajat Rai
Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2013	By:	/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350 (filed herewith).