Form 10-Q
period 2013-03-31
AKORN INC
filed 2013-05-10
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☑

At May 6, 2013 there were 96,090,433 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
	March 31, 2013	December 31, 2012
ASSETS:	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$45,863	$40,781
Trade accounts receivable, net	58,998	51,017
Inventories, net	53,958	52,495
Deferred taxes, current	7,886	9,190
Prepaid expenses and other current assets	3,951	5,224
TOTAL CURRENT ASSETS	170,656	158,707
PROPERTY, PLANT AND EQUIPMENT, NET	82,285	80,679
OTHER LONG-TERM ASSETS:
Goodwill	32,284	32,159
Product licensing rights, net	62,463	63,654
Other intangibles, net	16,316	16,731
Deferred financing costs, net	2,874	3,078
Long-term investments	10,420	10,299
Deferred taxes, non-current	1,221	930
Other	3,578	3,328
TOTAL OTHER LONG-TERM ASSETS	129,156	130,179
TOTAL ASSETS	$382,097	$369,565
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$20,270	$21,784
Accrued compensation	2,144	7,533
Accrued royalties	5,492	5,768
Accrued administration fees	2,250	2,204
Income taxes payable	4,932	910
Accrued expenses and other liabilities	6,123	5,092
TOTAL CURRENT LIABILITIES	41,211	43,291
LONG-TERM LIABILITIES:
Long-term debt	105,637	104,637
Purchase consideration payable	16,179	16,113
Deferred taxes – non-current	1,534	1,991
Product warranty liability	1,299	1,299
Lease incentive obligation and other long-term liabilities	1,147	1,153
TOTAL LONG-TERM LIABILITIES	125,796	125,193
TOTAL LIABILITIES	167,007	168,484
SHAREHOLDERS EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 96,079,885 and 95,844,012 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	228,844	226,035
Warrants to acquire common stock	17,946	17,946
Accumulated deficit	(26,154)	(36,996)
Accumulated other comprehensive loss	(5,546)	(5,904)
TOTAL SHAREHOLDERS’ EQUITY	215,090	201,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$382,097	$369,565

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN THOUSANDS, EXCEPT PER SHARE DATA
 (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$73,854	$51,717
Cost of sales (exclusive of amortization of intangibles, included below)	34,709	20,816
GROSS PROFIT	39,145	30,901
Selling, general and administrative expenses	12,335	10,339
Acquisition related costs	519	8,460
Research and development expenses	5,969	2,877
Amortization of intangibles	1,733	1,563
TOTAL OPERATING EXPENSES	20,556	23,239
OPERATING INCOME	18,589	7,662
Amortization of deferred financing costs	(204)	(193)
Non-cash interest expense	(1,226)	(1,183)
Interest expense, net	(978)	(1,044)
Equity in earnings of unconsolidated joint venture	76	—
INCOME BEFORE INCOME TAXES	16,257	5,242
Income tax provision	5,415	2,134
CONSOLIDATED NET INCOME	$10,842	$3,108
NET INCOME PER SHARE:
BASIC	$0.11	$0.03
DILUTED	$0.10	$0.03
SHARES USED IN COMPUTING NET INCOME PER SHARE:
BASIC	95,926	95,011
DILUTED	111,551	109,169

COMPREHENSIVE INCOME:
Consolidated net income	$10,842	$3,108
Foreign currency translation gain (loss)	358	(2,203)
COMPREHENSIVE INCOME	$11,200	$905

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
 (In Thousands)
 (Unaudited)

			Warrants
			to acquire		Other
			Common	Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit	Loss	Total
BALANCES AT DECEMBER 31, 2012	95,844	$226,035	$17,946	$(36,996)	$(5,904)	$201,081
Consolidated net income	—	—	—	10,842	—	10,842
Exercise of stock options	175	280	—	—	—	280
Employee stock purchase plan issuances	61	588	—	—	—	588
Amortization of deferred compensation related to restricted stock awards	—	64	—	—	—	64
Stock-based compensation expense	—	1,639	—	—	—	1,639
Foreign currency translation adjustment	—	—	—	—	358	358
Excess tax benefit – stock compensation	—	238	—	—	—	238

BALANCES AT MARCH 31, 2013	96,080	$228,844	$17,946	$(26,154)	$(5,546)	$215,090

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$10,842	$3,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,289	2,511
Write-off and amortization of deferred financing fees	204	193
Amortization of unfavorable contract liability	(159)	—
Non-cash stock compensation expense	1,703	1,423
Non-cash interest expense	1,226	1,183
Deferred tax assets, net	798	1,777
Excess tax benefit from stock compensation	(238)	(1,595)
Equity in earnings of unconsolidated joint venture	(76)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(7,958)	(3,914)
Inventories	(1,441)	(4,155)
Prepaid expenses and other current assets	1,002	(275)
Trade accounts payable	(1,861)	(2,376)
Accrued expenses and other liabilities	(409)	5,169
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,922	3,049
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments	(269)	(55,224)
Purchases of property, plant and equipment	(2,689)	(5,386)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,958)	(60,610)
FINANCING ACTIVITIES:
Excess tax benefit from stock compensation	238	1,595
Proceeds under stock option and stock purchase plans	868	523
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,106	2,118
Effect of exchange rate changes on cash and cash equivalents	12	(181)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,082	(55,624)
Cash and cash equivalents at beginning of period	40,781	83,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,863	$28,338
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	31	16
Amount paid for income taxes	2	63

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

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed March 1, 2013.

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

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends or other information indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.  The Company used an estimate of 90.0% during the quarter ended March 31, 2013 and 98.5% during the quarter ended March 31, 2012.

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

Allowance for Coupons and Promotions:  The Company issues coupons from time to time redeemable against our TheraTears® eye care products.  Upon release of coupons into the market, the Company records an estimate of the dollar value of coupons expected to be redeemed.  This estimate is based on historical experience and is adjusted as needed based on actual redemptions.  In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales of its products.  Upon receiving confirmation that a promotion was run, the Company accrues an estimate of the dollar amount expected to be owed back to the retailer.  This estimate is trued up upon receipt of invoice from the retailer.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$45,863	$45,863	$—	$—
Total assets	$45,863	$45,863	$—	$—

Purchase consideration payable	$14,433	$—	$—	$14,433
Total liabilities	$14,433	$—	$—	$14,433

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,781	$40,781	$—	$—
Total assets	$40,781	$40,781	$—	$—

Purchase consideration payable	$14,208	$—	$—	$14,208
Total liabilities	$14,208	$—	$—	$14,208

The carrying amount of the purchase consideration payable was initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  The purchase consideration payable is related to the Company’s obligation to pay additional consideration of $15.0 million related to the acquisition of selected assets from H. Lundbeck A/S (“Lundbeck”) on December 22, 2011.  The underlying obligations are long-term in nature, and therefore were discounted to present value based on an assumed discount rate.  The fair value of the liability is based upon the likelihood of achieving the underlying revenue targets and a derived cost of debt based on the remaining term.  Therefore, the liability is sensitive to changes in the market rate.

At December 31, 2012, the Company performed an evaluation of the fair value of this liability based on utilizing significant unobservable inputs to derive a discount rate of 2.75%, and determined that the appropriate discounted value was $14.2 million.  At March 31, 2013, the Company performed an evaluation of the fair value of this liability based on utilizing significant unobservable inputs to derive a discount rate of 2.23%, and determined that the appropriate discounted value was to $14.4 million.  The $0.2 million change in fair value from December 31, 2012 to March 31, 2013 was recorded as non-cash interest expense within the Company’s condensed consolidated statement of comprehensive income for the three months ended March 31, 2013.

The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and reaffirmed as of December 31, 2012 and March 31, 2013 that this was still the Company’s determination at those dates.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income.

As of March 31, 2013 and December 31, 2012, the Company was carrying long-term investments valued at $10,420,000 and $10,299,000, respectively.  The underlying assets are cost-basis investments for which fair value is not readily determinable.

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

For the three-month period ended March 31, 2013, the Company recorded total stock-based compensation expense of $1,703,000, of which $1,639,000 was related to stock options and the enrollment in the Employee Stock Purchase Plan (“ESPP”), and the remaining $64,000 was related to restricted stock awards.  In the prior year three-month period ended March 31, 2012, the Company recorded total stock-based compensation expense of $1,423,000, of which $1,419,000 was related to stock options and the ESPP, and $4,000 was related to restricted stock awards.  The Company uses the single-award method for allocating compensation cost related to stock options to each period.

Set forth below are the grant-date fair values, along with the weighted-average assumptions used in estimating those grant-date fair values, for the stock options granted during the three month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Expected volatility	68.2%	85.2%
Expected life (in years)	4.00	4.00
Risk-free interest rate	0.84%	0.84%
Dividend yield	0.00%	0.00%
Fair value per stock option	$6.56	$7.88
Forfeiture rate	8%	8%

The table below sets forth a summary of activity within the Company’s stock-based compensation plans for the quarter ended March 31, 2013:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,727	$4.22	2.55	$88,918,000
Granted	36	12.77
Exercised	(177)	1.62
Forfeited	(6)	10.41
Outstanding at March 31, 2013	9,580	$4.30	2.33	$91,304,000
Exercisable at March 31, 2013	6,226	$2.50	1.86	$70,514,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options.  During the quarter ended March 31, 2013, a total of 177,000 stock options were exercised resulting in cash payment to the Company of $286,000.  During the prior year quarter ended March 31, 2012, a total of 89,000 stock options were exercised resulting in cash payment to the Company of $155,000.  These option exercises during the quarters ended March 31, 2013 and 2012 generated tax-deductible expenses totaling $2,182,000 and $902,000, respectively.

The Company also may grant restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The Company did not grant restricted stock awards during the quarters ended March 31, 2013 or March 31, 2012.  The Company recognized compensation expense of $64,000 and $4,000 during the quarters ended March 31, 2013 and 2012, respectively, related to outstanding restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2012	18	$14.63
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31, 2013	18	$14.63

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

Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2013	2012
Gross accounts receivable	$85,230	$74,855
Less:
Chargeback and rebates reserves	(15,740)	(13,452)
Returns reserve	(8,409)	(8,409)
Discount and allowances reserve	(1,631)	(1,362)
Advertising and promotion reserve	(436)	(585)
Allowance for doubtful accounts	(16)	(30)
Net trade accounts receivable	$58,998	$51,017

For the three-month periods ended March 31, 2013 and 2012, the Company recorded chargeback and rebate expense of $43,763,000 and $22,042,000, respectively.  For the three-month periods ended March 31, 2013 and 2012, the Company recorded provisions for product returns of $1,231,000 and $1,419,000, respectively.  For the three-month periods ended March 31, 2013 and 2012, the Company recorded provisions for cash discounts of $1,975,000 and $1,207,000, respectively.  The increases in each of these sales adjustment expenses over the prior year period were primarily due to increased sales in the Ophthalmic and Hospital drugs & injectables segments.

NOTE 6 — INVENTORIES

The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2013	2012
Finished goods	$21,681	$24,657
Work in process	5,240	3,743
Raw materials and supplies	27,037	24,095
	$53,958	$52,495

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Inventory at March 31, 2013 and December 31, 2012 was reported net of these reserves of $3.9 million and $2.2 million, respectively.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2013	2012
Land	$2,729	$2,715
Buildings and leasehold improvements	43,451	43,190
Furniture and equipment	71,280	70,874
Sub-total	117,460	116,779
Accumulated depreciation	(49,194)	(47,635)
Property, plant and equipment placed in service, net	68,266	69,144

Construction in progress	14,019	11,535
Property, plant and equipment, net	$82,285	$80,679

A portion of the Company’s property, plant and equipment is located outside the United States.  At March 31, 2013 and December 31, 2012, property, plant and equipment, net, totaling $24.2 million and $23.7 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate offices in India.

NOTE 8 — INTANGIBLE ASSETS

The following table sets forth information about the changes in the net book value of the Company’s intangible assets during the quarter ended March 31, 2013 and the weighted average remaining amortization period as of March 31, 2013 (in thousands):

	Goodwill	Product Licensing Rights	Trademarks	Customer Relation- ships	Non-compete Agreement	TOTAL
DECEMBER 31, 2012	$32,159	$63,654	$8,972	$5,588	$2,171	$112,544

Acquisitions	—	100	—	—	—	100
Currency translation adjustment	125	—		21	6	152
Amortization of intangibles	—	(1,291)	(79)	(193)	(170)	(1,733)
MARCH 31, 2013	$32,284	$62,463	$8,893	$5,416	$2,007	$111,063

Weighted average remaining amortization period (in years)	N/A	13.6	28.3	9.7	2.9

NOTE 9 — FINANCING ARRANGEMENTS

Convertible Notes

On June 1, 2011, the Company issued $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which includes $20,000,000 in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115,317,000, after deducting underwriting fees and other related expenses.

The Notes have a maturity date of June 1, 2016 and pay interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, with the first interest payment completed on December 1, 2011.  The Notes are convertible into Akorn’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of Notes.  The conversion price is subject to adjustment for certain events described in the Indenture, including certain corporate transactions which would increase the conversion rate and decrease the conversion price for a holder that elects to convert their Notes in connection with such corporate transaction.

The Notes are not listed on any securities exchange or on any automated dealer quotation system, but are traded on a secondary market made by the initial purchasers.  The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.

As of March 31, 2013, the Notes were trading at approximately 173% of their face value, resulting in a total market value of $207.6 million compared to their face value of $120.0 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  At March 31, 2013, the Company’s common stock closed at $13.83 per share, resulting in a pro forma conversion value for the Notes of approximately $189.5 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

The Notes may be converted at any time prior to the close of business on the business day immediately preceding December 1, 2015 under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2011, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes per $1,000 principal amount of Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2015 until the close of business on the business day immediately preceding the stated maturity date, holders may surrender all or any portion of their Notes for conversion at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, at the Company’s option, cash, shares of the Company’s common stock, or a combination thereof.  If a “fundamental change” (as defined in the Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or a portion of their Notes.

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  In each subsequent quarterly period, this trading price requirement has been met.  Accordingly, the Notes have remained convertible and will continue to be convertible at least through June 30, 2013.

The Notes are accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $20,470,000 as the value for the equity component.  At March 31, 2013 and December 31, 2012, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2013	2012
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	105,637	104,637
Unamortized discount of the liability component	14,363	15,363
Unamortized deferred financing costs	2,597	2,778

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

For the three month periods ended March 31, 2013 and 2012, the Company recorded the following expenses in relation to the Notes (in thousands):

	Line Item on Condensed Consolidated	Three months ended March 31,
Expense Description	Statements of Comprehensive Income	2013	2012
Interest expense at 3.5% coupon rate	Interest (expense) income, net	$1,050	$1,050
Debt discount amortization	Non-cash interest expense	1,001	932
Deferred financing cost amortization	Amortization of deferred financing costs	181	168
		$2,232	$2,150

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

As of both March 31, 2013 and December 31, 2012, the Company had borrowing available under the B of A Credit Agreement of $19.7 million and no outstanding borrowings or outstanding letters of credit.

NOTE 10 — EARNINGS PER COMMON SHARE

Basic net income per common share is based upon the weighted average common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and warrants and the conversion feature of convertible notes using the treasury stock method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested restricted stock awards (“RSAs”), (iii) warrants that are in-the-money, and (iv) shares potentially issuable upon conversion of the Notes.  The Company calculates and includes in dilutive securities incremental shares issuable related to the Notes to the extent that the conversion value of each note exceeds $1,000.

Certain shares that are potentially dilutive in the future have been excluded from the diluted net income per share computation as they would have been anti-dilutive for the period. The number of such shares subject to stock options as of March 31, 2013 and March 31, 2012 was 1,496,000 and 126,000, respectively.  There were no shares subject to warrants that would have been anti-dilutive as of either March 31, 2013 or March 31, 2012.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net income	$10,842	$3,108
Net income per share:
Basic	$0.11	$0.03
Diluted	$0.10	$0.03

Shares used in computing net income per share:
Weighted average basic shares outstanding	95,926	95,011
Dilutive securities:
Stock options and unvested RSA’s	4,193	4,097
Stock warrants	6,589	6,502
Shares issuable upon conversion of convertible notes (1)	4,843	3,559
Total dilutive securities	15,625	14,158

Weighted average diluted shares outstanding	111,551	109,169

(1)	Shares issuable upon conversion of convertible notes assumes that that Company would repay the principal of the notes in cash and pay any incremental value in shares of the Company’s common stock.

NOTE 11 — INDUSTRY SEGMENT INFORMATION

During the quarters ended March 31, 2013 and March 31, 2012, the Company reported results for three segments:
-	Ophthalmic
-	Hospital Drugs & Injectables
-	Contract Services

The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets, as well as certain vaccines.  The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.  The contract services segment also includes the operating results of our subsidiary in India – Akorn India Private Limited (“AIPL”) – as their principal current business activity involves the manufacture of drugs on contract for other drug companies.

The Company’s reportable segments are based upon internal financial reports that aggregate certain operating information. The Company’s chief operating decision maker, as defined in ASC Topic 280, Segment Reporting, is its chief executive officer (“CEO”). The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information.

Selected financial information by industry segment is presented below (in thousands).

	THREE MONTHS ENDED MARCH 31,
	2013	2012
REVENUES:
Ophthalmic	$25,705	$21,811
Hospital Drugs & Injectables	40,434	27,376
Contract Services	7,715	2,530
Total revenues	$73,854	$51,717
GROSS PROFIT:
Ophthalmic	$14,716	$12,719
Hospital Drugs & Injectables	22,814	17,041
Contract Services	1,615	1,141
Total gross profit	39,145	30,901
Operating expenses	20,556	23,239
Operating income	18,589	7,662
Other (expense) income	(2,332)	(2,420)
Income before income taxes	$16,257	$5,242

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not identify assets by segment for internal purposes, as certain of the Company’s manufacturing and warehouse facilities support more than one segment.

Sales to customers in foreign countries accounted for $8.5 million and $5.3 million of the Company’s sales during the three month periods ended March 31, 2013 and 2012, respectively.  Sales by AIPL to its customers represented $5.1 million and $0.9 million of the sales in these respective quarterly periods.

NOTE 12 — BUSINESS COMBINATIONS

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

AIPL paid the equivalent of approximately USD $60.1 million at closing.  Total purchase consideration was approximately $55.2 million which consisted of approximately $51.2 million in base consideration and $4.0 million in reimbursement for capital expenditures made by KDIL from April 1, 2011 to the closing date.  AIPL also paid $7.8 million related to compensation earned from the achievement of acquisition-related milestones, of which $0.5 million was recorded as expense in the quarter ended March 31, 2013, and paid $1.6 million at closing in stamp duties to transfer title to the land and buildings at Paonta Sahib from Kilitch to AIPL.  The compensation for acquisition-related milestones and other acquisition costs have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income.  The BTA also contained a working capital guarantee which required KDIL to reimburse AIPL for the shortfall in the actual acquired working capital compared to the target working capital as established in the BTA.

The following table sets forth the consideration paid for the Kilitch Acquisition, the acquisition-related costs incurred, and the fair values of the assets acquired and the liabilities assumed (U.S. dollar amounts in thousands):

Consideration:	Initial Fair Valuation	Changes in Estimate	Adjusted Fair Valuation
Cash paid	$55,224		$55,224
Less working capital shortfall refunded by sellers	(890)	(138)	(1,028)
	$54,334	$(138)	$54,196

Acquisition-related costs:
Stamp duties paid for transfer of land and buildings	$1,583		$1,583
Acquisition-related compensation expense	6,741	1,030	7,771
Due diligence, legal, travel and other acquisition-related costs	557	119	676
	$8,881	$1,149	$10,030

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$2,130		$2,130
Inventory	1,799		1,799
Land	3,714	(1,131)	2,583
Buildings, plant and equipment	8,474		8,474
Construction in progress	14,231		14,231
Goodwill, deductible	21,609	1,004	22,613
Other intangible assets, deductible	5,806	102	5,908
Other assets	38		38
Assumed liabilities	(2,099)	(779)	(2,878)
Deferred tax liabilities	(1,368)	666	(702)
	$54,334	$(138)	$54,196

The changes in estimate recorded subsequent to the initial accounting estimate were primarily related to refining the calculated fair value of certain acquired assets, adjustments to the working capital settlement amount due from the sellers to the Company, and final determination regarding the tax-deductibility of the acquired intangible assets.  The acquisition-related compensation expense recorded during 2012 and the first quarter of 2013 was primarily related to pre-negotiated compensation paid to members of the sellers’ family based on achievement of various operational milestones.

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

For book purposes, the other intangible assets acquired are being amortized over lives of four to five years. Goodwill is not amortized for book purposes but is subject to impairment testing, per Company policy.  The tangible assets acquired consist primarily of construction in progress fair valued at $14.2 million, buildings, plant and equipment fair valued at a combined $8.5 million, land fair valued at $2.6 million, accounts receivable fair valued at $2.1 million and inventory fair valued at $1.8 million.

The unaudited pro forma results presented below reflect the consolidated results of operation of the Company as if the Kilitch Acquisition had taken place at the beginning of the period presented.  The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition.  The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition.  Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (amounts in thousands, except per share data):

Three months ended March 31, 2012
Revenue	$55,721
Net income	$1,572
Net income per diluted share	$0.01

The business acquired through the Kilitch Acquisition generated revenue of $5.1 million and pre-tax loss of $1.2 million during the three months ended March 31, 2013.  During the post-acquisition one month ending March 31, 2012, the acquired business generated revenue of $0.9 million and a pre-tax loss of $8.3 million.  The pre-tax losses were net of acquisition-related costs of $0.5 million and $8.8 million recorded in the quarterly periods ended March 31, 2013 and 2012, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Product Warranty Reserve

The Company has an outstanding product warranty reserve which relates to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company is performing yearly stability studies for this product and, if the annual stability study does not support the ten-year product life, it will replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, will also share one-half of this cost if the product does not meet the stability requirement. If the ongoing product testing confirms the ten-year stability for DTPA, the Company will not incur a replacement cost and this reserve will be eliminated with a corresponding reduction to cost of sales after the ten-year period.  All studies to date have confirmed the product’s stability. This reserve balance was $1,299,000 at March 31, 2013 and December 31, 2012.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event of its future payment schedule, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  These costs, when realized, will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Comprehensive Income.  As of March 31, 2013, the Company has agreements with strategic business partners committing it to pay the approximate dollar amounts listed below during the anticipated years indicated (in thousands):

Year of Payment	Amount
2013	$6,944
2014	503
2015	198
2016	200
Total	$7,845

Business Combinations

The Company entered into an agreement with H. Lundbeck A/S on December 22, 2011 to acquire its rights to the NDAs of three off-patent, branded injectable products (the “Lundbeck Agreement”).  Pursuant to the terms of the underlying Asset Sale and Purchase Agreement, in addition to the $45.0 million paid in cash at closing, the Company is obligated to pay $15.0 million in additional consideration on the third anniversary of the closing date.  The initial $45.0 million and subsequent $15.0 million are subject to claw-back provisions should sales of the acquired products fail to reach the required levels.  The Company has recorded the estimated present value of the $15.0 million as a long-term liability on its balance sheets as of March 31, 2013 and December 31, 2012.

In connection with the Lundbeck Agreement, the Company also assumed minimum annual purchase obligations under a pharmaceutical manufacturing supply agreement covering two of the three acquired products.  The supply agreement committed the Company to purchase $12.9 million in product during the period from 2012 through 2015. The Company determined that its commitment under this agreement exceeds the amount of product that it anticipates being able to sell.  According, the Company recorded as part of the business combination a long-term liability of $2.5 million which equaled the estimated present value of the unfavorable contract terms.  This liability is being amortized over the contractual term of the supply agreement.

NOTE 14 — CUSTOMER, SUPPLIER AND PRODUCT CONCENTRATIONS

Customer Concentrations
A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Health Corporation (“Amerisource”); Cardinal Health, Inc.; (“Cardinal”) and McKesson Drug Company (“McKesson”).  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of March 31, 2013 and December 31, 2012, and the gross and net sales for the three month periods ended March 31, 2013 and 2012 attributable to the Big 3 Wholesalers:

	Three months ended
	March 31,
Big 3 Wholesalers combined:	2013	2012
Percentage of gross sales	59%	57%
Percentage of net sales	42%	32%

	March 31,	December 31,
	2013	2012
Percentage of gross trade accounts receivable	62%	73%

If sales to any of the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

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

        During the quarters ended March 31, 2013 and 2012, no individual supplier represented 10% or more of the Company’s total purchases during that period.

Product Concentrations
        During the quarters ended March 31, 2013 and March 31, 2012, one injectable product represented 10.6% and 13.4% of the Company’s total sales, respectively.  No other product represented 10% or more of the Company’s revenue during these periods.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE 15 — INCOME TAXES

The following table sets forth the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three months ended March 31,
	2013	2012
Income before income taxes	$16,257	$5,242
Income tax provision	5,415	2,134
Consolidated net income	$10,842	$3,108

Income tax provision as a percentage of income before income taxes	33.3%	40.7%

      During the three months ended March 31, 2013, the Company recorded an income tax provision of $5.4 million, which equals 33.3% of income before income taxes.  The Company estimated that its anticipated global tax rate for 2013 will be approximately 37.0%.  The difference between this 37.0% estimated tax rate and the 33.3% provision rate applied to the quarter ended March 31,2013 was related to the effect of 2012 R&D tax credits recognized in the first quarter of 2013 upon passage of the bill retroactively extending these tax credits to 2012.   The Company calculated the net impact of its 2012 R&D tax credit to be $0.6 million.

      The Company’s provision for income taxes for the quarter ended March 31, 2012 was equal to 40.7% of income before income taxes.  This figure equaled the blended effective income tax rate that was expected for the year 2012, and took into consideration certain costs related to the acquisition of KDIL that have been expensed for book and are not expected to be deductible.  This tax provision rate factored in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate.

      In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company reserves based on the financial exposure and the likelihood of its tax positions not being sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.7 million and $1.5 million of its tax positions as of March 31, 2013 and December 31, 2012, respectively.  If recognized, $0.5 million and $0.3 million of these tax positions as of March 31, 2013 and December 31, 2012, respectively, will impact the Company’s effective rate.  The remaining $1.2 million at each date was related to temporary differences and therefore would not impact the Company’s effective rate, if recognized.

NOTE 16 — UNCONSOLIDATED JOINT VENTURE

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

Under the Joint Venture Agreement, Strides was primarily responsible for developing and manufacturing products, while the Company was responsible for marketing and selling the products.  To supplement Strides’ manufacturing capabilities, the Company began manufacturing one Joint Venture Company product in the second quarter of 2010.  For its sales and marketing efforts, the Company earned revenue from the Joint Venture Company in the form of a fee calculated as a percentage of the Joint Venture Company’s monthly net sales revenue.

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

During the quarter ended March 31, 2013, the Company evaluated the adequacy of the product returns reserve carried on the Joint Venture Company’s books and determined based on remaining returns exposure that the amount being carried exceeded its requirements.  Accordingly, an adjustment was recorded to recapture a portion of the product returns reserve as revenue of the Joint Venture Company.  The following tables set forth a condensed statement of income of the Joint Venture Company for the quarters ended March 31, 2013 and 2012, as well as condensed balance sheets as of March 31, 2013 and December 31, 2012.

AKORN-STRIDES LLC CONDENSED STATEMENTS OF INCOME
(IN THOUSANDS)

	Three months ended March 31,
	2013	2012
Revenues	$155	$—
Cost of sales	—	—
Gross profit	155	—
Operating expenses	2	—
Operating income	153	—
Income before income taxes	153	—
Income tax provision	—	—
Net income	$153	$—

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2013	2012
Assets:
Cash	$794	$794
Other assets	—	—
Total assets	$794	$794

Liabilities and members’ equity:
Trade accounts payable & other accrued liabilities	$111	$308
Accounts payable – members	167	123
Total liabilities	278	431

Members’ deficit, net of advances	516	363
Total liabilities & members’ deficit	$794	$794

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 1, 2013, and include the following items:

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the quarters ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three months ended March 31,
	2013		2012
	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenues:
Ophthalmic	$25,705	34.8%	$21,811	42.2%
Hospital drugs & injectables	40,434	54.8%	27,376	52.9%
Contract services	7,715	10.4%	2,530	4.9%
Total revenues	73,854	100.0%	51,717	100.0%
Gross profit:
Ophthalmic	14,716	57.2%	12,719	58.3%
Hospital drugs & injectables	22,814	56.4%	17,041	62.2%
Contract services	1,615	20.9%	1,141	45.1%
Total gross profit	39,145	53.0%	30,901	59.8%
Operating expenses:
Selling, general & administrative expenses	12,335	16.7%	10,339	20.0%
Research and development expenses	5,969	8.1%	2,877	5.6%
Acquisition related costs	519	0.7%	8,460	16.4%
Amortization of intangibles	1,733	2.3%	1,563	3.0%
Operating income	18,589	25.2%	7,662	14.8%
Other (expense) income, net	(2,332)	(3.2)%	(2,420)	(4.7)%
Income before income taxes	$16,257	22.0%	$5,242	10.1%
Income tax provision	5,415	7.3%	2,134	4.1%
Net income	$10,842	14.7%	$3,108	6.0%

Our consolidated revenues were $73.9 million for the quarter ended March 31, 2013, an increase of $22.1 million, or 42.8%, compared to the corresponding quarter in 2012.  This increase in revenue was related to a number of factors, including the impact of new product approvals, a full quarter’s revenue from Akorn India, and growth from additional sales of new and re-launched products.  Of the $22.1 million increase in revenue, $15.4 million was the result of new product approvals and the re-launch of dormant products, $4.2 million was related to our acquisition of selected assets of Kilitch Drugs (India) Limited on February 28, 2012 (the “Kilitch Acquisition”), and $3.6 million was due to increased sales of core products, partially offset by a $1.0 million reduction related to pricing changes on these core products.

Consolidated gross profit was $39.1 million, or 53.0% of revenue for the quarter ended March 31, 2013, compared to $30.9 million, or 59.8% of revenue, for the corresponding prior year quarter.  The increase in gross profit was primarily the result of the launch of certain new products during 2012.  The overall reduction in margin was due to a number of factors, including: increased low margin contract manufacturing revenue generated by our subsidiary in India; an increase in royalties payable to third party manufacturers of several of the new products we launched during 2012; pricing pressures for certain of our products; and fewer opportunities related to drug shortages in the current year quarter compared to the prior year quarter.

Selling, general and administrative (“SG&A”) expenses were $12.3 million in the quarter ended March 31, 2013 compared to $10.3 million in the quarter ended March 31, 2012.  The largest contributor to the $2.0 million increase was our sales and marketing functions, which increased by $1.1 million over the prior year as we expanded our sales force to better support our growing product portfolio.  In addition, our domestic corporate SG&A expenses increase by $0.5 million, with much of the increase in stock-based compensation expenses and accounting and auditing fees, and Akorn India SG&A increased by $0.4 million due to having a full quarter of activity in the current year period.

Research and development (“R&D”) expenses were $6.0 million in the quarter ended March 31, 2013, an increase of $3.1 million, or 107.5%, over the corresponding prior year period.  This increase reflects our expansion of R&D activities, both in-house through hiring additional staff and opening a new, larger R&D facility, and through partnerships with outside firms.  While R&D expenses can vary quarter by quarter, we expect R&D expenses for the remainder of this year to be at a similar pace to the quarter ended March 31, 2013.

Acquisition related costs were $0.5 million in the quarter ended March 31, 2013 and $8.5 million in the prior year quarter ended March 31, 2012.  In both years, the acquisition related costs were primarily related to the Kilitch Acquisition.  The $0.5 million recorded in 2013 and $6.7 million of the acquisition related costs in 2012 were related to fees paid and payable to the former owners of the Kilitch business for various services provided to Akorn.  The 2012 expenses also included $1.6 million in stamp duties for transfer of ownership of the land and buildings in Paonta Sahib, India to Akorn.

Amortization of intangibles was $1.7 million in the quarter ended March 31, 2013 compared to $1.6 million in the prior year quarter.  The small increase was primarily related to recording a full quarter’s amortization of the intangible assets acquired through the Kilitch Acquisition that we completed on February 28, 2012.

Other expense was $2.3 million in the quarter ended March 31, 2013 compared to $2.4 million in the corresponding prior year quarter.  The expense in each period primarily consisted of interest accruals and amortization of debt discount related to our $120 million in 3.50% convertible senior notes due 2016.

For the quarter ended March 31, 2013, our income tax provision was $5.4 million, or 33.3% of pre-tax income, compared to $2.1 million, or 40.7% of pre-tax income, in the prior year period.  Our current quarter’s tax rate of 33.3% includes the effect of a $0.6 million adjustment to our 2012 taxes related to R&D tax credits.  The legislation renewing the allowance of R&D tax credits for 2012 was not passed into law until the January 2013, so R&D tax credits were not factored into our effective rate during 2012.  Excluding this discrete item, we anticipate our effective global income tax rate to be 37.0% in 2013.

We reported net income of $10.8 million for the three months ended March 31, 2013 compared to $3.1 million for the three months ended March 31, 2012.  This increase in net income was the result of our revenue growth, as well as lower acquisition related costs in the current year period, more than offsetting an increase in R&D expenses.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the quarter ended March 31, 2013, we generated $6.9 million in cash flow from operations.  This operating cash flow was primarily generated from our net income of $10.8 million, net non-cash expenses of $6.3 million, and change in deferred tax assets of $0.8 million, partially offset by increases of $8.0 million in accounts receivable and $1.4 million in inventory, and a $1.9 million decline in accounts payable.

We used $3.0 million in cash for investing activities during the quarter ended March 31, 2013.  This use of cash consisted of $2.7 million used for the purchase of property, plant and equipment, and $0.3 million used to acquire drug products rights and for other equity investments.

Financing activities generated $1.1 million in cash flow during the quarter ended March 31, 2013.  This cash flow included $0.9 million in proceeds from stock option exercises and share purchases under the employee stock purchase plan, and $0.2 million in excess tax benefits from stock-based compensation.

During the prior year quarter ended March 31, 2012, we generated $3.0 million in cash from operations.  This operating cash flow was primarily due to net income of $3.1 million, non-cash expenses of $5.3 million and a $5.2 million increase in accrued expenses and other liabilities, partially offset by a $3.9 million increase in trade receivables and $4.2 million increase in inventory and a $2.4 million decrease in accounts payable.

We used $60.6 million in cash for investing activities during the quarter ended March 31, 2012, consisting of $55.2 million used to complete the Kilitch Acquisition, and $5.4 million used to acquire property, plant and equipment.

Financing activities generated $2.1 million in cash flow during the quarter ended March 31 2012, of which $1.6 million related to excess tax benefits from stock-based compensation and $0.5 million represented proceeds from the exercise of stock options and share purchases under our employee stock purchase plan.

As of March 31, 2013, we had $45.9 million in cash and cash equivalents, of which $44.3 million was in U.S. accounts and $1.6 million was in the accounts of our foreign subsidiaries, primarily Akorn India Private Limited.  At March 31, 2013, we had no outstanding balance under our credit facility with Bank of America N.A.  The total loan commitment under this credit facility was $20.0 million, and we had borrowing availability of $19.7 million as of March 31, 2013.

We anticipate paying up to $22 million for purchase of property, plant and equipment during the remainder of 2013, related principally to projects at our manufacturing facilities in the U.S. and India.  We believe that operating cash flows and availability under our credit facility will be sufficient to meet our cash needs for the foreseeable future.

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

At March 31, 2013 and December 31, 2012, we had no outstanding borrowings or letters of credit against the B of A Credit Agreement and total borrowing availability of $19.7 million.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note 2 — Summary of Significant Accounting Policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

The Company consolidates the financial statements of its foreign subsidiary in accordance with ASC 830, Foreign Currency Matters, pursuant to which the statement of operations amounts are translated from Indian rupees (“INR”) to U.S. dollars (“USD”) at the average exchange rate during the applicable period, while balance sheet balances are generally translated at the exchange rate in place as of the applicable balance sheet date.  Cash flows are translated at the average exchange rate in place during the applicable period.  Differences arising from foreign currency translation are included in other comprehensive income (loss) and are carried as a separate component of equity on our condensed consolidated balance sheets.

NEW ACCOUNTING PRONOUNCEMENTS

        On February 5, 2013, the FASB issues ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This amendment requires an entity to present either parenthetically on the face of the financial statements or in the notes significant amounts reclassified from each component of accumulated other comprehensive income and the line item(s) affected by the reclassification.  An entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost.   For public companies, this amendment is effective for annual periods beginning after December 15, 2012, and for interim periods within those annual periods.  Adoption of ASU No. 2013-02 will not impact our financial position or results of operations, and is not anticipated to have a significant effect on our financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2013, we are party to a $20.0 million revolving Credit and Security Agreement with Bank of America, N.A (the “B of A Credit Agreement”).  Interest on borrowing under the B of A Credit Agreement is calculated at a premium above either the current prime rate or current LIBOR rates, exposing us to interest rate risk on such borrowings.  At March 31, 2013, we had no outstanding loans or letters of credit under the B of A Credit Agreement.

Our principal debt is related to our $120 million of 3.50% Senior Convertible Notes due 2016 (the “Notes”).  The Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1 and December 1 until the notes mature on June 1, 2016.  Since the interest rate on this debt is fixed, we have no interest rate risk related to the Notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on that evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  With the oversight of senior management and our audit committee, we have taken steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through improved processes, as well as the hiring of additional finance personnel. While the Company believes it will remediate the material weakness prior to filing its Form 10-K for the period ending December 31, 2013, the Company can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2013.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the period presented in accordance with U.S. GAAP.

On February 28, 2012, the Company, though its wholly-owned subsidiary, Akorn India Private Limited (“AIPL”), acquired selected assets of Kilitch Drugs (India) Limited (“KDIL”) (see Note 12 – Business Combinations). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded AIPL from its annual evaluation of internal control over financial reporting as of December 31, 2012. The Company will incorporate this acquisition into its annual report on internal control over financial reporting for its fiscal year end 2013. As of March 31, 2013, AIPL’s total assets represented approximately 16% of the Company's consolidated total assets and approximately 7% of the Company's consolidated revenues for the quarter ended March 31, 2013.

Changes in Internal Control Over Financial Reporting

Except as otherwise described in this Item 4, in the three months ended March 31, 2013, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are also party to other legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to legal proceedings involving the Company cannot be determined. Despite the inherent uncertainties of litigation, we at this time do not believe that such proceedings will have a material adverse impact on our financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

        Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Date: May 10, 2013

EXHIBIT INDEX

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

101
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.