Form 10-Q
period 2013-06-30
AKORN INC
filed 2013-08-09
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Yes ☐            No ☑

At August 6, 2013, there were 96,206,310 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$58,412	$40,781
Trade accounts receivable, net	57,707	51,017
Inventories, net	56,703	52,495
Deferred taxes, current	7,385	9,190
Prepaid expenses and other current assets	4,836	5,224
TOTAL CURRENT ASSETS	185,043	158,707
PROPERTY, PLANT AND EQUIPMENT, NET	81,033	80,679
OTHER LONG-TERM ASSETS:
Goodwill	30,487	32,159
Product licensing rights, net	61,220	63,654
Other intangibles, net	15,547	16,731
Deferred financing costs, net	2,667	3,078
Long-term investments	10,311	10,299
Deferred taxes, non-current	1,013	930
Other	2,927	3,328
TOTAL OTHER LONG-TERM ASSETS	124,172	130,179
TOTAL ASSETS	$390,248	$369,565
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$21,393	$21,784
Accrued compensation	4,473	7,533
Accrued royalties	5,561	5,768
Accrued administration fees	2,307	2,204
Income taxes payable	594	910
Accrued expenses and other liabilities	4,823	5,092
TOTAL CURRENT LIABILITIES	39,151	43,291
LONG-TERM LIABILITIES:
Long-term debt	106,656	104,637
Purchase consideration payable	16,038	16,113
Deferred taxes – non-current	825	1,991
Product warranty liability	—	1,299
Lease incentive obligation and other long-term liabilities	1,386	1,153
TOTAL LONG-TERM LIABILITIES	124,905	125,193
TOTAL LIABILITIES	164,056	168,484
SHAREHOLDERS’ EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 96,191,057 and 95,844,012 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	232,288	226,035
Warrants to acquire common stock	17,946	17,946
Accumulated deficit	(13,517)	(36,996)
Accumulated other comprehensive loss	(10,525)	(5,904)
TOTAL SHAREHOLDERS’ EQUITY	226,192	201,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$390,248	$369,565

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
 (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Revenues	$77,012	$63,287	$150,866	$115,004
Cost of sales (exclusive of amortization of intangibles included below)	34,920	27,560	69,629	48,376
GROSS PROFIT	42,092	35,727	81,237	66,628
Selling, general and administrative expenses	13,113	10,940	25,448	21,279
Acquisition-related costs	—	184	519	8,644
Research and development expenses	5,051	4,073	11,020	6,950
Amortization of intangibles	1,677	1,754	3,410	3,317
TOTAL OPERATING EXPENSES	19,841	16,951	40,397	40,190
OPERATING INCOME	22,251	18,776	40,840	26,438
Amortization of deferred financing costs	(207)	(195)	(411)	(388)
Interest expense, net	(2,028)	(2,210)	(4,232)	(4,437)
Other (expense) income, net	(34)	—	42	—
INCOME BEFORE INCOME TAXES	19,982	16,371	36,239	21,613
Income tax provision	7,345	6,665	12,760	8,799
CONSOLIDATED NET INCOME	$12,637	$9,706	$23,479	$12,814
CONSOLIDATED NET INCOME PER SHARE:
BASIC	$0.13	$0.10	$0.24	$0.13
DILUTED	$0.11	$0.09	$0.21	$0.12

SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER SHARE:
BASIC	96,122	95,096	96,025	95,054
DILUTED	112,328	110,513	112,010	109,879

COMPREHENSIVE INCOME:
Consolidated net income	$12,637	$9,706	$23,479	$12,814
Foreign currency translation loss	(4,979)	(4,757)	(4,621)	(6,960)
COMPREHENSIVE INCOME	$7,658	$4,949	$18,858	$5,854

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
 (In Thousands)
 (Unaudited)

			Warrants
			to acquire		Other
			Common	Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit	Loss	Total
BALANCES AT DECEMBER 31, 2012	95,844	$226,035	$17,946	$(36,996)	$(5,904)	$201,081
Consolidated net income	—	—	—	23,479	—	23,479
Exercise of stock options	270	676	—	—	—	676
Employee stock purchase plan issuances	61	588	—	—	—	588
Compensation and share issuances related to restricted stock awards	16	414	—	—	—	414
Stock-based compensation expense	—	3,830	—	—	—	3,830
Foreign currency translation adjustment	—	—	—	—	(4,621)	(4,621)
Excess tax benefit – stock compensation	—	745	—	—	—	745

BALANCES AT JUNE 30, 2013	96,191	$232,288	$17,946	$(13,517)	$(10,525)	$226,192

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$23,479	$12,814
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	6,651	5,319
Write-off and amortization of deferred financing fees	411	388
Amortization of unfavorable contract liability	(318)	—
Non-cash stock compensation expense	4,244	3,181
Non-cash interest expense	2,263	2,387
Deferred income taxes	1,201	3,261
Excess tax benefit from stock compensation	(745)	(1,595)
Non-cash settlement of product warranty liability	(1,299)	—
Equity in earnings of unconsolidated joint venture	(76)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,908)	(9,980)
Inventories	(4,428)	(9,561)
Prepaid expenses and other current assets	538	(1,071)
Trade accounts payable	(151)	(2,014)
Accrued expenses and other liabilities	(3,464)	3,157
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,398	6,286
INVESTING ACTIVITIES:
Payments for acquisitions	(513)	(55,224)
Purchases of property, plant and equipment	(5,159)	(12,253)
NET CASH USED IN INVESTING ACTIVITIES	(5,672)	(67,477)
FINANCING ACTIVITIES:
Excess tax benefit from stock compensation	745	1,595
Proceeds under stock option and stock purchase plans	1,265	523
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,010	2,118
Effect of exchange rate changes on cash and cash equivalents	(105)	(479)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,631	(59,552)
Cash and cash equivalents at beginning of period	40,781	83,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,412	$24,410
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$2,152	$2,141
Amount paid for income taxes	$11,936	$5,819

See notes to condensed consolidated financial statements.

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  In addition, through its subsidiary Advanced Vision Research, Inc. (“AVR”), the Company manufactures and markets a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye under the TheraTears® brand name, as well as a portfolio of private label OTC ophthalmic products.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives, vaccines, and controlled substances for pain management and anesthesia, among others.  The Company operates pharmaceutical manufacturing plants in the U.S. at Decatur, Illinois and Somerset, New Jersey, and internationally at Paonta Sahib, Himachal Pradesh, India, as well as a central distribution warehouse in Gurnee, Illinois, an R&D center in Vernon Hills, Illinois and corporate offices in Lake Forest, Illinois and Ann Arbor, Michigan.  Customers of the Company’s products include group purchasing organizations and their member hospitals, chain drug stores, wholesalers, distributors, physicians, optometrists, alternate site providers, and other pharmaceutical companies.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed March 1, 2013.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date through the filing date of this Form 10-Q.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Limited (“AIPL”) have been translated from Indian rupees to U.S. dollars based on the currency translation rates in effect during the period presented or as of the date of consolidation, as applicable.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the historical product chargeback percentage to the quantities of inventory on hand per the wholesaler inventory reports and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports at the end of the period. The Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends or other information indicates that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.  The Company used an estimate of 90.0% during the quarter and six months ended June 30, 2013 and 98.5% during the quarter and six months ended June 30, 2012.

Sales Returns: Certain of the Company’s products are sold subject to terms that allow the customer the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases.  One-time historical factors or pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the amount of unconsumed product that may result in a sales return to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

Allowance for Coupons and Promotions:  The Company issues coupons from time to time that are redeemable against our TheraTears® eye care products.  Upon release of coupons into the market, the Company records an estimate of the dollar value of coupons expected to be redeemed.  This estimate is based on historical experience and is adjusted as needed based on actual redemptions.  In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales of its products.  Upon receiving confirmation that a promotion was run, the Company accrues an estimate of the dollar amount expected to be owed back to the retailer.  This estimate is trued up upon receipt of the invoice from the retailer.

For our treatment of advertising and promotional expenses paid to customers, we referred to guidance contained within ASC 605-50, Customer Payments and Incentives.

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note 6 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value, or “NRV”. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity. The Company also analyzes its raw material and component inventory for slow moving items.

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

Income taxes:  Deferred income tax assets and liabilities are recognized for the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the recognized deferred tax assets to the amount that is more likely than not to be realized.

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Items	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$58,412	$58,412	$—	$—
Total assets	$58,412	$58,412	$—	$—

Purchase consideration payable	$14,451	$—	$—	$14,451
Total liabilities	$14,451	$—	$—	$14,451

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,781	$40,781	$—	$—
Total assets	$40,781	$40,781	$—	$—

Purchase consideration payable	$14,208	$—	$—	$14,208
Total liabilities	$14,208	$—	$—	$14,208

The carrying amount of the purchase consideration payable was initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  The purchase consideration payable is related to the Company’s obligation to pay additional consideration of $15.0 million related to the acquisition of selected assets from H. Lundbeck A/S (“Lundbeck”) effected on December 22, 2011.  The underlying obligation, which is payable three years after the acquisition date, is long-term in nature, and therefore was discounted to present value based on an assumed discount rate.  The fair value of the liability is based upon the likelihood of achieving the underlying revenue targets and a derived cost of debt based on the remaining term.  Therefore, the liability is sensitive to changes in the market rate of interest.

The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and reaffirmed that this was still the Company’s determination as of both December 31, 2012 and June 30, 2013.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income.

At December 31, 2012, the Company performed an evaluation of the fair value of this liability based on utilizing significant unobservable inputs to derive a discount rate of 2.75%, and determined that the appropriate discounted value was $14,208,000.  At June 30, 2013, the Company performed an evaluation of the fair value of this liability based on utilizing significant unobservable inputs to derive a discount rate of 2.52%, and determined that the appropriate discounted value was approximately $14,451,000.  The $243,000 change in fair value from December 31, 2012 to June 30, 2013 was recorded under the caption “interest expense, net” within the Company’s condensed consolidated statement of comprehensive income for the six months ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the Company was carrying long-term investments valued at $10,311,000 and $10,299,000, respectively.  The underlying assets are cost-basis investments for which fair value is not readily determinable.

Business Combinations:  Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date.  Fair value determinations are based on discounted cash flow analyses or other valuation techniques.  In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed, or may complete some or all of the valuations internally.  In either case, the Company takes full responsibility for the determination of the fair value of the assets acquired and liabilities assumed.  The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received.  Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

Acquisition-related costs are costs the Company incurs to effect a business combination. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred.

NOTE 3 — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, if necessary, if actual forfeitures differ from initial estimates.

For the three and six month periods ended June 30, 2013, the Company recorded total stock-based compensation expense of $2,541,000 and $4,244,000, respectively, of which $2,191,000 and $3,830,000 was related to stock options.  In the three and six month periods ended June 30, 2012, the Company recorded total stock-based compensation expense of $1,757,000 and $3,181,000, respectively, of which $1,753,000 and $3,172,000 was related to stock options.  The remaining stock-based compensation expense not related to stock options was related to the vesting of restricted stock awards.  The Company uses the single-award method for allocating compensation cost related to stock options to each period.

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three months ended June 30, 2013 and 2012, along with the weighted-average grant date fair value, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expected volatility	58%	84%	59%	85%
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	0.73%	0.77%	0.74%	0.81%
Dividend yield	—%	—%	—%	—%
Fair value per stock option	$6.81	$7.80	$6.77	$7.84
Forfeiture rate	8%	8%	8%	8%

The table below sets forth a summary of activity within the Company’s stock option plan for the six months ended June 30, 2013:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,727	$4.22	2.55	$88,918,000
Granted	276	15.02
Exercised	(270)	2.51
Forfeited	(11)	10.81
Outstanding at June 30, 2013	9,722	$4.57	2.15	$87,484,000
Exercisable at June 30, 2013	7,634	$2.85	1.72	$81,491,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and six month periods ended June 30, 2013, 93,000 and 270,000 stock options were exercised resulting in cash payments to the Company of $390,000 and $677,000, respectively.  These stock option exercises generated tax-deductible expenses totaling $950,000 and $3,132,000, respectively.  During the three and six month periods ended June 30, 2012, zero and 89,000 stock options were exercised resulting in cash payments to the Company of zero and $155,000, respectively.  These option exercises generated tax-deductible expenses totaling $361,000 and $643,000, respectively.

The Company also may grant restricted stock awards to certain employees and members of its Board of Directors (“Directors”). Restricted stock awards are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  The Company granted 4,557 restricted shares to each of its seven Directors during the six months ended June 30, 2013, of which 2,278 shares per Director vested immediately upon issuance and the remaining 2,279 shares per Director will vest on the one-year anniversary of grant.  The Company did not grant restricted stock awards during the six months ended June 30, 2012.

During the three and six month periods ended June 30, 2013, the Company recognized compensation expense of $350,000 and $414,000, respectively, related to unvested restricted stock awards.  During the three and six month periods ended June 30, 2012, the Company recognized compensation expense of $4,000 and $8,000, respectively, related to unvested restricted stock awards.

        The following is a summary of non-vested restricted stock activity:

	Number	Weighted Average
	of Shares	Grant Date Fair Value
Non-vested at December 31, 2012	17,500	$14.63
Granted	31,899	$15.36
Forfeited	—	—
Vested	(15,946)	$15.36
Non-vested at June 30, 2013	33,453	$14.98

NOTE 4 — REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from product sales is recognized when title and risk of loss have passed to the customer.

Provision for estimated chargebacks, rebates, discounts, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

NOTE 5 — ACCOUNTS RECEIVABLE ALLOWANCES

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and not specific to the Company and inherently lengthens the final net collections process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end-user customer (which in turn depends on which end-user customer, each having its own pricing arrangement, might be entitled to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

The provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the statements of comprehensive income with the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense. The ending reserve amounts are included in trade accounts receivable, net in the Company’s condensed consolidated balance sheets.

Net trade accounts receivable consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Gross accounts receivable	$79,696	$74,855
Less reserves for:
Chargebacks and rebates	(11,515)	(13,452)
Product returns	(8,359)	(8,409)
Discounts and allowances	(1,616)	(1,362)
Advertising and promotions	(468)	(585)
Doubtful accounts	(31)	(30)
Trade accounts receivable, net	$57,707	$51,017

For the three month periods ended June 30, 2013 and 2012, the Company recorded chargeback and rebate expense of $42.9 million and $23.0 million, respectively.  For the six month periods ended June 30, 2013 and 2012, the Company recorded chargeback and rebate expense of $86.7 million and $45.0 million, respectively.

For the three month periods ended June 30, 2013 and 2012, the Company recorded provisions for product returns of $0.5 million and $1.6 million, respectively.  For the six month periods ended June 30, 2013 and 2012, the Company recorded provisions for product returns of $1.7 million and $3.0 million, respectively.

For the three month periods ended June 30, 2013 and 2012, the Company recorded provisions for cash discounts of $1.9 million and $1.4 million, respectively.  For the six month periods ended June 30, 2013 and 2012, the Company recorded provisions for cash discounts of $3.9 million and $2.6 million, respectively.

The current period increases in chargebacks and rebates and cash discounts were related to the increase in sales within the Ophthalmic and Hospital drugs & injectables segments.  The current period decrease in the provisions for product returns was due to a decline in the anticipated rate of future product returns based on historical returns experience.

NOTE 6 — INVENTORIES

The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Finished goods	$25,004	$24,657
Work in process	3,081	3,743
Raw materials and supplies	28,618	24,095
Inventories, net	$56,703	$52,495

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value.  Inventory at June 30, 2013 and December 31, 2012 was reported net of these reserves of $3.8 million and $2.2 million, respectively.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Land	$2,573	$2,715
Buildings and leasehold improvements	44,388	43,190
Furniture and equipment	74,740	70,874
Sub-total	121,701	116,779
Accumulated depreciation	(50,757)	(47,635)
Property, plant and equipment placed in service, net	70,944	69,144
Construction in progress	10,089	11,535
Property, plant and equipment, net	$81,033	$80,679

A portion of the Company’s property, plant and equipment is located outside the United States.  As of June 30, 2013 and December 31, 2012, property, plant and equipment, net, with a net carrying value of $21.9 million and $23.7 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate offices in India.

The Company recorded depreciation expense of $3.2 million and $2.0 million during the six month periods ended June 30, 2013 and 2012, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the six months ended June 30, 2013 (in thousands):

	Ophthalmic	Contract Services	Total
December 31, 2012	$11,863	$20,296	$32,159
Currency translation adjustments	─	(1,672)	(1,672)
June 30, 2013	$11,863	$18,624	$30,487

Goodwill attributed to the ophthalmic segment was related to the Company’s acquisition of AVR in May 2011.  Goodwill attributed to the contract services segment relates to the Company’s acquisition of selected assets of Kilitch Drugs (India) Limited, principally its manufacturing facility in Paonta Sahib, India, in February 2012.

Other Intangible Assets:

      The following table sets forth information about the net book value of the Company’s intangible assets as of June 30, 2013 and December 31, 2012, and the weighted average remaining amortization period as of June 30, 2013 and December 31, 2012 (in thousands):

	Gross Amount	Accumulated Amortization	Net Balance	Wgtd Avg Remaining Amortization Period
JUNE 30, 2013
Goodwill	$30,487	$ ─	$30,487	N/A
Product licensing rights	93,634	(32,414)	61,220	13.4 years
Trademarks	9,500	(686)	8,814	27.8 years
Customer relationships	6,249	(1,192)	5,057	9.7 years
Non-compete agreement	2,517	(841)	1,676	2.7 years
	$142,387	$(35,133)	$107,254

DECEMBER 31, 2012
Goodwill	$32,159	$ ─	$32,159	N/A
Product licensing rights	93,534	(29,880)	63,654	13.8 years
Trademarks	9,500	(528)	8,972	28.3 years
Customer relationships	6,460	(865)	5,595	9.8 years
Non-compete agreement	2,743	(579)	2,164	3.2 years
	$144,396	$(31,852)	$112,544

During the six month periods ended June 30, 2013 and 2012, the Company recorded amortization expense of $3.4 million and $3.3 million, respectively, related to its product licensing rights and other intangible assets.

NOTE 9 — FINANCING ARRANGEMENTS

Convertible Notes

On June 1, 2011, the Company issued $120,000,000 aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which included $20,000,000 in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115,317,000, after deducting underwriting fees and other related expenses.

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

As of June 30, 2013, the Notes were trading at approximately 168% of their face value, resulting in a total market value of $201.6 million compared to their face value of $120.0 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  On Friday, June 28, 2013, the Company’s common stock closed at $13.52 per share, resulting in a pro forma conversion value for the Notes of approximately $185.2 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

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

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  In each subsequent quarterly period, this trading price requirement has also been met.  Accordingly, the Notes have remained convertible and will continue to be convertible at least through September 30, 2013.

The Notes are being accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $20,470,000 as the value for the equity component.  At June 30, 2013 and December 31, 2012, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	106,656	104,637
Unamortized discount of the liability component	13,344	15,363
Unamortized deferred financing costs	2,413	2,778

The Company incurred debt issuance costs of $4.7 million related to its issuance of the Notes.  In accordance with ASC 470-20, the Company allocated this debt issuance cost ratably between the liability and equity components of the Notes, resulting in $3.9 million of debt issuance costs allocated to the liability component and $0.8 million allocated to the equity component.  The portion allocated to the liability component was classified as deferred financing costs and is being amortized using the effective interest method through the earlier of the maturity date of the Notes or the date of conversion, while the portion allocated to the equity component was recorded as an offset to additional paid-in capital upon issuance of the Notes.

For the three and six month periods ended June 30, 2013 and 2012, the Company recorded the following expenses in relation to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
Expense Description	2013	2012	2013	2012
Interest expense at 3.5% coupon rate (1)	$1,050	$1,050	$2,100	$2,100
Debt discount amortization (1)	1,019	948	2,020	1,880
Amortization of deferred financing costs	184	172	365	340
	$2,253	$2,170	$4,485	$4,320

(1)  Included within “Interest expense, net” on the Condensed Consolidated Statements of Comprehensive Income.

Upon issuing the Notes, the Company established a deferred tax liability of $8.6 million related to the debt discount of $21.3 million, with an offsetting debit of $8.6 million to Common stock.  The deferred tax liability was established because the amortization of the debt discount generates non-cash interest expense for financial reporting purposes that is not deductible for income tax purposes.  Since the Company’s net deferred tax assets were fully reserved by valuation allowance at the time the Notes were issued, the Company reduced its valuation allowance by $8.6 million upon recording the deferred tax liability related to the debt discount with an offsetting credit of $8.6 million to Common stock.  As a result, the net impact of these entries was a debit of $8.6 million to the valuation reserve against the Company’s deferred tax assets and a credit of $8.6 million to deferred tax liability.  The deferred tax liability is being amortized as the Company records non-cash interest from its amortization of the debt discount on the Notes.

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

Obligations under the B of A Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each domestic subsidiary of the Company and 65% of their respective equity interests in any foreign subsidiary of the Company. The B of A Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions while there are any outstanding commitments or obligations under the B of A Credit Agreement; additional borrowings and liens; additional investments and asset sales; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the B of A Credit Agreement is less than 15% of the aggregate B of A Lenders’ commitments under the B of A Credit Agreement.  During the term of the agreement, the Company must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

As of June 30, 2013, under the B of A Credit Agreement, the Company had one outstanding letter of credit in the amount of approximately $0.5 million, no outstanding loans and borrowing availability of $19.1 million.  As of December 31, 2012, the Company had borrowing available under the B of A Credit Agreement of $19.7 million and no outstanding borrowings or letters of credit.

NOTE 10 — EARNINGS PER COMMON SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock awards (“RSAs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income	$12,637	$9,706	$23,479	$12,814
Consolidated net income per share:
Basic	$0.13	$0.10	$0.24	$0.13
Diluted	$0.11	$0.09	$0.21	$0.12

Shares used in computing consolidated net income per share:
Weighted average basic shares outstanding	96,122	95,096	96,025	95,054
Dilutive securities:
Stock option and unvested RSAs	4,380	4,294	4,383	4,202
Stock warrants	6,614	6,569	6,564	6,537
Shares issuable upon conversion of convertible notes (1)	5,212	4,554	5,038	4,086
Total dilutive securities	16,206	15,417	15,985	14,825

Weighted average diluted shares outstanding	112,328	110,513	112,010	109,879

Shares subject to stock options omitted from the calculation of net income per share as their effect would have been anti-dilutive	1,373	345	1,289	224

(1)	Shares issuable upon conversion of convertible notes is based on the assumption that the Company would repay the principal of the notes in cash and pay any incremental value in shares of common stock.

NOTE 11 — INDUSTRY SEGMENT INFORMATION

During the three and six month periods ended June 30, 2013 and June 30, 2012, the Company reported results for three segments:

-	Ophthalmic
-	Hospital Drugs & Injectables
-	Contract Services

The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals, as well as a line of branded OTC dry eye treatment products and a portfolio of private label OTC ophthalmic products. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets, as well as certain vaccines.  The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.  The contract services segment also includes the operating results of the Company’s subsidiary in India – Akorn India Private Limited (“AIPL”) – as its principal current business activity involves the manufacture of drugs on contract for other drug companies.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s chief operating decision maker, as defined in ASC Topic 280, Segment Reporting, is its chief executive officer (“CEO”). The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, all of which have available discrete financial information.

Selected financial information by industry segment is presented below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Hospital Drugs & Injectables	$42,599	$30,284	$83,033	$57,660
Ophthalmic	28,490	25,150	54,195	46,961
Contract Services	5,923	7,853	13,638	10,383
Total revenues	$77,012	$63,287	$150,866	$115,004
Gross Profit:
Hospital Drugs & Injectables	25,096	$18,813	$47,910	$35,854
Ophthalmic	15,545	14,513	30,261	27,232
Contract Services	1,451	2,401	3,066	3,542
Total gross profit	42,092	35,727	81,237	66,628

Operating expenses	19,841	16,951	40,397	40,190
Operating income	22,251	18,776	40,840	26,438
Other (expense) income, net	(2,269)	(2,405)	(4,601)	(4,825)
Income before income taxes	$19,982	$16,371	$36,239	$21,613

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level has been minimal. The Company does not identify total assets by segment for internal purposes, as certain of the Company’s manufacturing and warehouse facilities support more than one segment.

NOTE 12 — BUSINESS COMBINATIONS

On February 28, 2012, Akorn India Private Limited (“AIPL”), a wholly owned subsidiary of the Company, completed the acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”).  This acquisition (the “Kilitch Acquisition”) was pursuant to the terms of the Business Transfer Agreement (the “BTA”) entered into among the Company, KDIL and the members of the promoter group of KDIL on October 5, 2011.  In accordance with terms contained in the BTA, the Company also closed on a related Product Transfer Agreement between the Company and NBZ Pharma Limited (“NBZ”), a company associated with KDIL.  The primary assets acquired were KDIL’s manufacturing plant in Paonta Sahib, Himachal Pradesh, India, and its existing book of business.  KDIL was engaged in the manufacture and sale of pharmaceutical products for contract customers in India and for export to various unregulated world markets.  While the Paonta Sahib manufacturing facility is not currently certified by the U.S. Food and Drug Administration (the “FDA”) for the exporting of drugs to the U.S., the facility was designed with future FDA certification in mind.  Accordingly, the Kilitch Acquisition provided the Company with the potential for future expansion of its manufacturing capacity for products to be sold in the U.S., as well as the opportunity to expand the Company’s footprint into markets outside the U.S.  The Company has determined that the assets acquired through the Kilitch Acquisition constitute a “business” as defined by Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Kilitch Acquisition as a business combination.

Total purchase consideration was approximately $55.2 million which consisted of approximately $51.2 million in base consideration and $4.0 million in reimbursement for capital expenditures made by KDIL from April 1, 2011 to the closing date.  AIPL also paid $7.8 million related to compensation earned from the achievement of acquisition-related milestones, of which $0.5 million was recorded as expense in the quarter ended March 31, 2013, and paid $1.6 million at closing in stamp duties to transfer title to the land and buildings at Paonta Sahib from Kilitch to AIPL.  The compensation for acquisition-related milestones and other acquisition costs have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income in the applicable periods.  The BTA also contained a working capital guarantee which required KDIL to reimburse AIPL for the shortfall in the actual acquired working capital compared to the target working capital as established in the BTA.

The following table sets forth the consideration paid for the Kilitch Acquisition, the acquisition-related costs incurred, and the fair values of the assets acquired and the liabilities assumed (U.S. dollar amounts in thousands):

Consideration:	Adjusted Fair Valuation
Cash paid	$55,224
Less working capital shortfall refunded by sellers	(1,028)
$54,196

Acquisition-related costs:
Stamp duties paid for transfer of land and buildings	$1,583
Acquisition-related compensation expense	7,771
Due diligence, legal, travel and other acquisition-related costs	676
$10,030

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$2,130
Inventory	1,799
Land	2,583
Buildings, plant and equipment	8,474
Construction in progress	14,231
Goodwill, deductible	22,613
Other intangible assets, deductible	5,908
Other assets	38
Assumed liabilities	(2,878)
Deferred tax liabilities	(702)
$54,196

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

Six months ended June 30, 2012
Revenue	$119,008
Net income	$13,158
Net income per diluted share	$0.12

The business acquired through the Kilitch Acquisition generated revenue of $8.5 million and a pre-tax loss of $1.8 million during the six months ended June 30, 2013.  During the six months ended June 30, 2012, the acquired business generated revenue of $6.7 million and a pre-tax loss of $7.8 million.  The pre-tax losses were net of acquisition-related costs of $0.5 million and $8.3 million recorded in the six month periods ended June 30, 2013 and 2012, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Product Warranty

The Company had an outstanding product warranty obligation which related to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company had been performing yearly stability studies for this product and, if the stability studies did not support the ten-year product life, it was obligated to replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals (“Hameln”), was to share half of the cost if the product did not meet the stability requirement.  All studies to date had confirmed the product’s stability.  The Company maintained a reserve balance of $1.3 million as of December 31, 2012 related to its potential exposure should product need to be replaced due to failure of a stability test.

During the quarter ended June 30, 2013, the Company and Hameln terminated and settled their contractual relationship related to the Company’s marketing of DTPA products supplied by Hameln.  As part of the settlement arrangement, the Company was released from its remaining product warranty obligation.  Accordingly, during the quarter ended June 30, 2013, the Company reversed its $1.3 million product warranty reserve and recognized a credit to cost of sales.

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event for any required future payments, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  The Company’s estimate of future milestone payments may vary significantly from period to period.  When realized, milestone payments related to events prior to FDA approval will be reported as part of research and development expense in the Company’s Condensed Consolidated Statement of Comprehensive Income.  Milestone payments due upon receipt of FDA approval will be capitalized as intangible assets.

Based on the agreements the Company has in place with strategic business partners as of June 30, 2013, the table below sets forth the approximate timing and dollar amount of payments that would be due under those agreements, assuming the underlying milestones are achieved (in thousands):

Year of Payment	Amount
2013	$3,664
2014	599
2015	198
2016	200
Total	$4,661

Business Combinations

The Company entered into an agreement with H. Lundbeck A/S on December 22, 2011 to acquire its rights to the New Drug Applications (“NDAs”) of three off-patent, branded injectable products (the “Lundbeck Agreement”).  Pursuant to the terms of the underlying Asset Sale and Purchase Agreement, the Company paid $45.0 million paid in cash at closing and is obligated to pay $15.0 million in additional consideration on the third anniversary of the closing date.  Both the initial $45.0 million closing payment and subsequent $15.0 million in additional consideration are subject to claw-back provisions should sales of the acquired products fail to reach the required levels.  The Company has recorded the estimated present value of the $15.0 million as a long-term liability on its balance sheets as of June 30, 2013 and December 31, 2012.

In connection with the Lundbeck Agreement, the Company also assumed minimum annual purchase obligations under a pharmaceutical manufacturing supply agreement covering two of the three acquired products.  The supply agreement committed the Company to purchase $12.9 million in product during the period from 2012 through 2015. The Company determined that its commitment for one of the two products covered by this agreement exceeds the amount of product that it anticipates being able to sell.  Accordingly, the Company recorded as part of the business combination a long-term liability of $2.5 million which equaled the estimated present value of the unfavorable contract terms.  This liability is being amortized over the contractual term of the supply agreement.

NOTE 14 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Health Corporation; Cardinal Health, Inc.; and McKesson Drug Company.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of June 30, 2013 and December 31, 2012, and the gross and net sales for the three and six month periods ended June 30, 2013 and 2012, attributable to the Big 3 Wholesalers:

	Three months ended June 30,		Six months ended June 30,
Big 3 Wholesalers combined:	2013	2012	2013	2012
Percentage of gross sales	57%	55%	58%	53%
Percentage of net sales revenues	38%	41%	40%	37%

	June 30, 2013	December 31, 2012
Percentage of gross trade accounts receivable	59%	67%

If sales to any of the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would have little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s abbreviated new drug applications (“ANDAs”) and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the three and six month periods ended June 30, 2013, no individual supplier represented 10% or more of the Company’s total purchases during the period.  During the quarter ended June 30, 2012, purchases of finished product from Cipla Limited accounted for approximately 13% of the Company’s total purchases, and purchases of packaging materials from West Pharmaceutical Services, Inc. accounted for approximately 10% of the Company’s total purchases.  No individual supplier represented 10% or more of the Company’s purchases during the six month period ended June 30, 2012.

Product Concentrations

One injectable product represented greater than 10% of the Company’s total sales during the three and six month periods ended June 30, 2013 and June 30, 2012.  During the quarters ended June 30, 2013 and 2012, this product represented 11.9% and 10.4% of the Company’s total sales, respectively.  During the six month periods ended June 30, 2013 and 2012, this product represented 11.4% and 11.9% of the Company’s total sales, respectively.  No other product represented 10% or more of the Company’s revenue during these periods.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE 15 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Income before income taxes	$19,982	$16,371	$36,239	$21,613
Income tax provision	7,345	6,665	12,760	8,799
Net income	$12,637	$9,706	$23,479	$12,814

Income tax provision as a percentage of income before income taxes	36.8%	40.7%	35.2%	40.7%

For the quarter and six months ended June 30, 2013, the Company recorded income tax provisions of $7.3 million and $12.8 million, respectively.  These provisions equaled 36.8% and 35.2% of pre-tax income in the applicable periods.  During the quarter and six months ended June 30, 2012, the Company recorded income tax provisions that equaled 40.7% of pre-tax income.  The reduction in the effective tax rate in the current year was primarily due to the domestic production activity deduction (“DPAD”) and R&D tax credits.  Since the Company is now a taxpayer, having worked through its Federal NOL carry-forwards during 2012, it can take advantage of the DPAD, which was unavailable while the Company had unutilized NOLs.  The current year rate also reflects a discrete adjustment related to recognition of the Company’s 2012 R&D tax credits, which were not recognized in 2012 because the law renewing the credits for 2012 was not passed until early 2013.

The Company’s provision for income taxes for the quarter and six months ended June 30, 2012 was equal to 40.7% of income before income taxes.  This figure equaled the blended effective income tax rate that was expected for the year 2012, and took into consideration certain costs related to the acquisition of KDIL that were expensed for book purposes, but were not expected to be deductible.  This tax provision rate factored in various domestic deductions and the impact of foreign operations on the Company’s overall tax rate.

In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $0.5 million and $1.5 million related to uncertain tax positions as of June 30, 2013 and December 31, 2012, respectively.  If recognized, $0.5 million and $0.3 million of these tax positions as of June 30, 2013 and December 31, 2012, respectively, will impact the Company’s effective rate.  Due to recent decisions in Indian case law, in the second quarter of 2013 the Company has reevaluated $1.2 million of the balance at December 31, 2012 and determined that it is more likely than not that these positions would be sustained upon examination.  These positions relate to temporary differences, and accordingly, the recognition thereof does not impact the Company's effective rate.

NOTE 16 — UNCONSOLIDATED JOINT VENTURE

The Company is party to a 50/50 joint venture agreement (the “Joint Venture Agreement”), initiated on September 22, 2004, with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of various generic pharmaceutical products for sale in the United States.  The joint venture, Akorn-Strides LLC (the “Joint Venture Company”), launched its first commercialized product during 2008 and operated until May 2011, at which time it ceased operations upon completing the sale and transfer of its operating assets to Pfizer, Inc.

Under the Joint Venture Agreement, Strides was primarily responsible for developing and manufacturing injectable pharmaceutical products while the Company was primarily responsible for marketing and selling these products.  For its sales and marketing efforts, the Company earned revenue from the Joint Venture Company in the form of a fee calculated as a percentage of the Joint Venture Company’s monthly net sales revenue.  To supplement Strides’ manufacturing capabilities, the Company manufactured one of the Joint Venture Company’s products from the second quarter of 2010 through the first quarter of 2011.

On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its active and a number of dormant and in development abbreviated new drug applications (“ANDAs”) for $63.2 million in cash.  In accordance with an amendment to the Joint Venture Agreement, the proceeds were split unevenly, with the Company receiving $35.0 million and Strides receiving $28.2 million.  The Asset Purchase Agreement included an initial closing date of December 29, 2010 and a final closing date of May 1, 2011.  The ANDAs for dormant and in-development products were transferred on the initial closing date, while the ANDAs for actively-marketed products were transferred to Pfizer on the final closing date.  The Joint Venture Company recognized a gain of $63.1 million from the sale, of which $38.9 million was recognized in the fourth quarter of 2010 and the remaining $24.2 million was recognized in the second quarter of 2011.  The Joint Venture Company discontinued product sales in the quarter ended June 30, 2011 and ceased operations at that time.  The only financial activity of the Joint Venture Company in subsequent periods relates to processing and estimating future product returns.

The following tables set forth condensed statements of income of the Joint Venture Company for the three and six-month periods ended June 30, 2013 and 2012, as well as condensed balance sheet information as of June 30, 2013 and December 31, 2012 (in thousands):

CONDENSED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$1	$—	$156	$—
Cost of sales	(1)	—	(1)	—
Gross profit	2	—	157	—
Operating expenses	—	—	2	—
Operating income	2	—	155	—
Income tax provision	—	—	—	—
Net income	$2	$—	$155	$—

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets:
Cash	$596	$794
Total assets	$596	$794

Liabilities and members’ equity:
Trade accounts payable and other accrued liabilities	$20	$308
Accounts payable – members	59	123
Total liabilities	79	431

Members’ equity, net of advances	517	363
Total liabilities and members’ equity	$596	$794

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE RESULTS

Certain statements in this Form 10-Q are forward-looking in nature and are intended to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  These statements are only predictions.

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013, and include the following items:

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and six month periods ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

Revenues:
Hospital drugs & injectables	$42,599	55.3%	$30,284	47.9%	$83,033	55.0%	$57,660	50.1%
Ophthalmic	28,490	37.0%	25,150	39.7%	54,195	35.9%	46,961	40.8%
Contract services	5,923	7.7%	7,853	12.4%	13,638	9.1%	10,383	9.0%
Total revenues	77,012	100.0%	63,287	100.0%	150,866	100.0%	115,004	100.0%
Gross profit:
Hospital drugs & injectables	25,096	58.9%	18,813	62.1%	47,910	57.7%	35,854	62.2%
Ophthalmic	15,545	54.6%	14,513	57.7%	30,261	55.8%	27,232	58.0%
Contract services	1,451	24.5%	2,401	30.6%	3,066	22.5%	3,542	34.1%
Total gross profit	42,092	54.7%	35,727	56.5%	81,237	53.8%	66,628	57.9%
Operating expenses:
SG&A expenses	13,113	17.0%	10,940	17.3%	25,448	16.9%	21,279	18.5%
Acquisition-related costs	─	─ %	184	0.3%	519	0.3%	8,644	7.5%
R&D expenses	5,051	6.6%	4,073	6.4%	11,020	7.3%	6,950	6.0%
Amortization & write-down of intangible assets	1,677	2.2%	1,754	2.8%	3,410	2.3%	3,317	2.9%
Operating income	$22,251	28.9%	$18,776	29.7%	$40,840	27.1%	$26,438	23.0%
Other (expense) income, net	(2,269)	(3.0%)	(2,405)	(3.8%)	(4,601)	(3.1%)	(4,825)	(4.2%)
Income before income taxes	19,982	25.9%	16,371	25.9%	36,239	24.0%	21,613	18.8%
Income tax provision	7,345	9.5%	6,665	10.6%	12,760	8.4%	8,799	7.7%
Net income (loss)	$12,637	16.4%	$9,706	15.3%	$23,479	15.6%	$12,814	11.1%

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Our consolidated revenue was $77.0 million during the quarter ended June 30, 2013, an increase of $13.7 million, or 21.7%, over our revenue of $63.3 million for the prior year quarter ended June 30, 2012.  The increase in revenue was primarily the result of our launch of new and revived products, along with increases in sales volume for existing products, partially offset by decreases in average sales price (“ASP”) for existing products and reduced sales from our subsidiary in India, Akorn India Private Limited (“AIPL”).  Of the $13.7 million increase in revenue, a $14.2 million increase was related to products launched or revived after March 31, 2012, and a $2.3 million increase was related to sales volume increases on existing products, with these increases partially offset by a $0.5 million decrease attributable to ASP changes on existing products and a $2.3 million decline in sales from AIPL.  Hospital drugs and injectables segment revenues increased by $12.3 million, or 40.7%, over the prior year quarter, with newly-acquired, newly-approved and revived products accounting for $12.0 million of the increase.  Increases in ASPs on existing injectable products accounted for $0.8 million of the increase, partially offset by $0.5 million related to decline in unit volume.  Ophthalmic segment revenue increased by $3.3 million, or 13.3%, over the prior year quarter.  Acquisition, new product launches and product revivals accounted for $2.2 million of the increase, and sales volume increases of existing products accounted for a $2.4 million increase, partially offset by ASP reductions which accounted for a $1.3 million decline.  Contract services revenue decreased by $1.9 million, or 24.6%, with a $2.3 million decline attributable to lower sales generated by AIPL.

Consolidated gross profit for the quarter ended June 30, 2013 was $42.1 million, or 54.7% of revenue, compared to $35.7 million, or 56.5% of revenue, in the corresponding prior year quarter.  Gross profit increased in dollars as a result of our increase in sales volume, year over year.  Included within gross profit as a reduction to cost of sales was $1.3 million related to the reversal of a product warranty reserve upon termination of the underlying obligation by agreement of the parties.  The 170 basis point decline in margin was due to lower margins on several newly launched products that have royalty or profit sharing arrangements with external development partners, particularly within the hospital drugs and injectables segment, the impact of lower margin business generated by our Indian subsidiary, pricing pressures for certain of our products, and fewer opportunities in the current year related to drug shortages. The gross profit margin from our hospital drugs and injectables segment decreased to 58.9% in the quarter ended June 30, 2013 from 62.1% in the corresponding prior year quarter.  The decrease was primarily due to increased sales of lower-margin products, such as new partnered products with royalty arrangements, and fewer opportunities presented by drug shortages.  The ophthalmic segment gross profit margin was 54.6% in the quarter ended June 30, 2013, compared to 57.7% in the prior year quarter.  This decline in margin was due to a combination of factors, including increased manufacturing costs and the introduction of certain new products with lower profit margins.  The contract segment gross profit margin was 24.5% in the quarter ended June 30, 2013 compared to 30.6% in the quarter ended June 30, 2012.  This decline is related to lower revenue from AIPL, combined with increased operating costs related to the pursuit of U.S. FDA site approval.

Selling, general and administrative (“SG&A”) expenses were $13.1 million, or 17.0% of revenue, in the quarter ended June 30, 2013, compared to $10.9 million, or 17.3% of revenues, in the prior year quarter.  Of this $2.2 million increase, $1.4 million was in to wages and related costs, which increased as we added staff, particularly within our sales force, to support our continued growth.

There were no acquisition-related costs recorded in the quarter ended June 30, 2013.  In the prior year quarter ended June 30, 2012, we incurred $0.2 million in expense primarily related to our acquisition of selected assets of Kilitch Drugs (India) Limited on February 28, 2012 (the “Kilitch Acquisition”).

Research and development (“R&D”) expense was $5.1 million in the quarter ended June 30, 2013 compared to $4.1 million in the prior year quarter.  This increase was related to greater R&D activity in the current year, along with expansion of our R&D staff size and capabilities.

Amortization of intangible assets was $1.7 million in the quarter ended June 30, 2013 compared to $1.8 million in the prior year quarter.  This small decline was due to certain finite-lived intangibles assets becoming fully amortized.

In the quarter ended June 30, 2013, we recognized non-operating expenses totaling $2.3 million compared to $2.4 million in the prior year quarter.  In each period, the expense primarily consisted on cash and non-cash interest related to our 3.5% convertible senior notes due 2016.

For the quarter ended June 30 2013, we recorded an income tax provision of $7.3 million based on an effective income tax rate of approximately 36.8%.  In the prior year quarter ended June 30, 2012, our income tax provision was $6.7 million based on an effective tax provision rate of approximately 40.7%.  The decline in our effective rate was due to an increase in the tax deductions and credits becoming available to us in the current year, along with the negative effect in the prior year of various non-deductible expenses recognized in relation to the Kilitch Acquisition.

We reported net income of $12.6 million for the quarter ended June 30, 2013, equal to 16.4% of revenues, compared to $9.7 million for the quarter ended June 30, 2012, representing 15.3% of revenues.  Our increase in net income is principally due to our increase in revenue over the prior year period.  The reduction to our effective tax rate was the primary driver of our increase in net income as a percentage of revenue.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

For the six months ended June 30, 2013, consolidated revenue was $150.9 million, representing an increase of $35.9 million, or 31.2%, over the prior year period’s revenue of $115.0 million.  Of the $35.9 million increase, $29.5 million was attributable to sales of new and revived products and $1.8 million was related to the Kilitch Acquisition.  The remaining $4.6 million increase was related to existing products, with a $2.1 million increase attributed to higher sales volume and $2.5 million related to increases in ASP.  Revenues from the hospital drugs and injectables segment was $83.0 million for the six months ended June 30, 2013, an increase of $25.4 million, or 44.0%, over the six months ended June 30, 2012, with a $25.2 million increase attributable to new and revived products and a $3.4 million increase related to higher ASPs for existing products, partially offset by a $3.2 million decline due to lower sales volume for existing products.  Ophthalmic segment revenue increased $7.2 million, or 15.4%, over the prior year period with $4.2 million of this increase due to new and revived products and $4.0 million due to higher unit sales volume of existing products, partially offset by a $1.0 million reduction due to pricing on existing products.  Contract services revenue increased by $3.3 million, with $1.8 million of the increase related to the Kilitch Acquisition in India and the remainder related to volume and price increases on domestic contract manufacturing in the U.S.

Consolidated gross profit for the six months ended June 30, 2013 was $81.2 million, or 53.8% of revenue, compared to $66.6 million, or 57.9% of revenue in the prior year period ended June 30, 2012.  The dollar increase in gross profit was primarily related to the increase in revenue.  The decrease in gross profit margin was due to lower margins on several newly launched products that have royalty or profit sharing arrangements with external development partners, particularly within the hospital drugs and injectables segment, and the impact of lower margin business generated by our Indian subsidiary.  The gross profit margin from our hospital drugs and injectables segment decreased to 57.7% for the six months ended June 30, 2013 compared to 62.2% in the comparable prior year period due primarily to the royalty and profit share arrangements mentioned above.  The ophthalmic segment gross profit margin was 55.8% in the six months ended June 30, 2013 compared to 58.0% in the prior year period.  This decline in margin was primarily due to a shift in product mix and pricing pressures for certain products, and the launch of a new product with a lower margin due to a profit-sharing arrangement.  The contract segment gross profit margin was 22.5% in the six months ended June 30, 2013 compared to 34.1% in the corresponding prior year period.  This decline is primarily related to lower margin contract services business acquired through the Kilitch Acquisition completed in February 2012, combined with increased operating costs related to the pursuit of U.S. FDA site approval.

Selling, general and administrative (“SG&A”) expenses were $25.4 million, or 16.9% of revenues, in the six months ended June 30, 2013 compared to $21.3 million, or 18.5% of revenues, in the corresponding prior year period.  The dollar increase in SG&A expenses was due to a number of factors, including an increase in employee headcount, particularly within our sales force, and an increase in stock-based compensation expense.

Acquisition-related expenses in the six months ended June 30, 2013 were $0.5 million compared to $8.6 million in the corresponding prior year period.  These expenses were primarily related to the Kilitch Acquisition.  The current year expense was related to services provided by the former owners of the Kilitch business.  The prior year expense of $8.6 million included $6.7 million in fees paid and payable to the former owners of the Kilitch business for various services provided to Akorn, and $1.6 million in stamp duties for transfer of ownership of the land and buildings in Paonta Sahib, India to Akorn.

R&D expense was $11.0 million in the six months ended June 30, 2013, an increase of $4.1 million, or 58.6%, over the prior year.  This increase was related to greater R&D activity in the current year, including expansion of our R&D staff size and capabilities as we moved into a new, larger R&D facility early in 2013, and increased activities with outside development partners.

Amortization of intangible assets was $3.4 million in the six months ended June 30, 2013 compared to $3.3 million in the six months ended June 30, 2012.  Amortization was higher in the current year period due to having a full six months’ amortization of the intangible assets acquired through the Kilitch Acquisition, which was entered into on February 28, 2012.

We recognized non-operating expenses of $4.6 million in the six months ended June 30, 2013, and $4.8 million in the corresponding prior year period.  The expenses in both periods primarily consisted of interest and debt discount amortization related to our 3.5% convertible senior notes due 2016.  Also included in each year was $0.4 million in amortization of deferred financing costs.

For the six months ended June 30, 2013, our income tax provision was $12.8 million, calculated on an effective tax provision rate of 35.2%.  In the prior year period, we recorded an $8.8 million provision for income taxes, representing an effective tax rate of 40.7%.  The current year provision rate declined due to an increase in tax deductions and credits available to us in the current year, as well as an adjustment related to passage in 2013 of legislation renewing the availability of R&D tax credits for 2012.  The prior year’s rate of 40.7% took into account the effect of various non-deductible expenses recognized in the three months ended March 31, 2012 related to the Kilitch Acquisition.

We reported net income of $23.5 million in the six months ended June 30, 2013, representing a 15.6% net income margin on revenues.  In the prior year six months ended June 30, 2012, we reported net income of $12.8 million, or 11.1% of revenue.  The current year increase in net income was due to our revenue growth, the reduction in acquisition-related costs and our lower effective income tax rate in the current year.  The increase in income as a percentage of revenue was principally due to the lower acquisition-related costs and lower income tax rate.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the six month period ended June 30, 2013, we generated $21.4 million in cash flow from operating activities.  This operating cash flow was primarily the result of our net income of $23.5 million and non-cash expenses of $13.3 million, partially offset by a $6.9 million increase in trade receivables, a $4.4 million increase in inventory and a $3.5 million decrease in accrued expenses and other liabilities.  We used $5.7 million in cash for investing activities during the six month period ended June 30, 2013, including $5.2 million used to acquire property, plant and equipment and $0.5 million invested in various drug product rights.  Financing activities generated $2.0 million in cash flow during the six months ended June 30, 2013, of which $1.3 million was from employee stock option exercises and participation in the ESPP, and $0.7 million was from excess tax benefits realized from stock-based compensation.

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

As of June 30, 2013, we had no outstanding loans under our credit facility with Bank of America N.A. and one outstanding letter of credit in the amount of approximately $0.5 million.  The total loan commitment under our credit facility with Bank of America, N.A. is $20.0 million, of which $19.1 million was available as of June 30, 2013. We believe that operating cash flows and availability under our credit facility will be sufficient to meet our cash needs for the foreseeable future.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  These capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and in India.  As of June 30, 2013, we had $58.4 million in cash and cash equivalents, of which $57.3 million was in U.S. accounts and $1.1 million was in the accounts of our subsidiary in India.  We believe that our cash reserves, operating cash flows and availability under our Credit Facility will be sufficient to meet our cash needs for the foreseeable future.

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

Convertible Notes

We completed an offering of $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) on June 1, 2011.  Please refer to Note 9 – Financing Arrangements for additional information about the Notes.

Credit Facility

On October 7, 2011, Akorn, Inc. and its domestic subsidiaries entered into a Loan and Security Agreement (the “B of A Credit Agreement”) with Bank of America, N.A. and other financial institutions through which we obtained a $20.0 million revolving line of credit, which could potentially be expanded upon our request to a maximum commitment of $35.0 million.  Please refer to Note 9 – Financing Arrangements for additional information about the B of A Credit Agreement.

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

The Company consolidates the financial statements of its foreign subsidiary in accordance with ASC 830, Foreign Currency Matters, under which the statement of operations amounts are translated from Indian rupees (“INR”) to U.S. dollars (“USD”) at the average exchange rate during the applicable period, while balance sheet amounts are generally translated at the exchange rate in effect as of the applicable balance sheet date.  Cash flows are translated at the average exchange rate in place during the applicable period.  Differences arising from foreign currency translation are included in other comprehensive income (loss) and are carried as a separate component of equity on our condensed consolidated balance sheets.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends Accounting Standards Codification (“ASC”) 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits. The revised guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted.  As this guidance relates to presentation only, the adoption of this guidance will not impact the Company’s financial position or results of operations.  We do not expect the adoption to have a material impact on our financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This amendment requires an entity to present either parenthetically on the face of the financial statements or in the notes significant amounts reclassified from each component of accumulated other comprehensive income and the line item(s) affected by the reclassification.  An entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost.   For public companies, this amendment is effective for annual periods beginning after December 15, 2012, and for interim periods within those annual periods.  Adoption of ASU No. 2013-02 did not impact our financial position or results of operations, and is not anticipated to have a significant effect on our financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2013, we are party to a $20.0 million revolving Credit and Security Agreement with Bank of America, N.A (the “B of A Credit Agreement”).  Interest on borrowings under the B of A Credit Agreement is calculated at a premium above either the current prime rate or current LIBOR rates, exposing us to interest rate risk on such borrowings.  As of June 30, 2013, we had no outstanding loans under the B of A Credit Agreement.  We had a $0.5 million letter of credit outstanding, however the interest assessed on letters of credit is not subject to interest rate risk.

Our principal debt is related to our $120 million of 3.50% Senior Convertible Notes due 2016 (the “Convertible Notes”).  The Convertible Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity.  Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes.

We are subject to certain foreign exchange risk through our wholly-owned subsidiary, Akorn India Private Limited (“AIPL”). AIPL is an Indian subsidiary and transacts its domestic business in Indian rupees.  We maintain cash balances in India sufficient to fund our business activities there, and those balances are subject to foreign currency exchange risk.  Aside from risks related to currency translation rates between Indian rupees and U.S. dollars, our foreign exchange risk is limited due to the fact that our export sales from the U.S. to foreign countries are typically transacted in U.S. dollars.  We do acquire certain raw materials and other goods and services from worldwide sources.  To the extent we are billed in a currency other than U.S. dollars, we are subject to foreign exchange risk while such accounts payable remain outstanding.

Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The reported amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on its evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

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

On February 28, 2012, the Company, through its wholly-owned subsidiary, Akorn India Private Limited (“AIPL”), acquired selected assets of Kilitch Drugs (India) Limited (“KDIL”) (see Note 12 – Business Combinations). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded AIPL from its annual evaluation of internal control over financial reporting as of December 31, 2012. The Company will incorporate this acquisition into its annual report on internal control over financial reporting for its fiscal year ending December 31, 2013. As of June 30, 2013, AIPL’s total assets represented approximately 14.0% of the Company's consolidated total assets.  AIPL’s revenue represented 4.4% and 5.6% of the Company's consolidated revenues for the quarter and six months ended June 30, 2013, respectively.

Changes in Internal Control Over Financial Reporting

Except as otherwise described in this Item 4, during the most recently completed fiscal quarter there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in various reports filed with the SEC, on September 12, 2012, Fera Pharmaceuticals, LLC (“Fera”) filed a civil complaint against the Company and certain individual defendants in the Supreme Court of New York. On October 15, 2012, the case was removed to the Federal District Court for the Southern District of New York, and subsequently, Fera filed an amended complaint. The complaint alleges, among other things, breach of manufacturing and confidentiality agreements, fraud in the inducement and misappropriation of the plaintiff’s trade secrets.  The Company intends to vigorously defend these allegations. However, no assurance may be given regarding the ultimate outcome of this lawsuit.

As previously disclosed in various reports filed with the SEC, in April 2012, Allergan Sales (“Allergan”) filed a lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement claims against the Company relating to the 0.4% ketorolac tromethamine formulation.  Allergan seeks unspecified monetary damages in this case.  The Company has asserted invalidity and non-infringement.  The Company intends to vigorously defend these allegations.  However, no assurance may be given regarding the ultimate outcome of this lawsuit.

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

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: August 9, 2013

EXHIBIT INDEX

Those exhibits marked with a (*) refer to exhibits filed herewith.  The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit
No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.