Form 10-Q
period 2013-09-30
AKORN INC
filed 2013-11-12
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Yes ☐            No ☑

At November 6, 2013, there were 96,357,195 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$75,598	$40,781
Trade accounts receivable, net	61,544	51,017
Inventories, net	56,722	52,495
Deferred taxes, current	6,946	9,190
Prepaid expenses and other current assets	4,447	5,224
TOTAL CURRENT ASSETS	205,257	158,707
PROPERTY, PLANT AND EQUIPMENT, NET	80,510	80,679
OTHER LONG-TERM ASSETS:
Goodwill	29,565	32,159
Product licensing rights, net	60,062	63,654
Other intangibles, net	14,971	16,731
Deferred financing costs, net	5,014	3,078
Long-term investments	10,323	10,299
Deferred taxes, non-current	1,194	930
Other	2,791	3,328
TOTAL OTHER LONG-TERM ASSETS	123,920	130,179
TOTAL ASSETS	$409,687	$369,565
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$22,143	$21,784
Accrued compensation	5,155	7,533
Accrued royalties	6,504	5,768
Accrued administration fees	1,996	2,204
Income taxes payable	198	910
Accrued expenses and other liabilities	8,644	5,092
TOTAL CURRENT LIABILITIES	44,640	43,291
LONG-TERM LIABILITIES:
Long-term debt	107,694	104,637
Purchase consideration payable	16,005	16,113
Deferred taxes – non-current	803	1,991
Product warranty liability	—	1,299
Lease incentive obligation and other long-term liabilities	1,699	1,153
TOTAL LONG-TERM LIABILITIES	126,201	125,193
TOTAL LIABILITIES	170,841	168,484
SHAREHOLDERS’ EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 96,335,050 and 95,844,012 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	235,340	226,035
Warrants to acquire common stock	17,946	17,946
Accumulated deficit	(1,312)	(36,996)
Accumulated other comprehensive loss	(13,128)	(5,904)
TOTAL SHAREHOLDERS’ EQUITY	238,846	201,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$409,687	$369,565

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
 (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
Revenues	$81,892	$69,634	$232,758	$184,638
Cost of sales (exclusive of amortization of intangibles included below)	38,195	29,541	107,824	77,917
GROSS PROFIT	43,697	40,093	124,934	106,721
Selling, general and administrative expenses	13,645	12,346	39,093	33,625
Acquisition-related costs	1,459	511	1,978	9,155
Research and development expenses	4,837	2,874	15,857	9,824
Amortization of intangibles	1,568	1,759	4,978	5,076
TOTAL OPERATING EXPENSES	21,509	17,490	61,906	57,680

OPERATING INCOME	22,188	22,603	63,028	49,041
Amortization of deferred financing costs	(211)	(193)	(622)	(581)
Interest expense, net	(2,155)	(2,187)	(6,387)	(6,624)
Other income, net	160	—	202	—

INCOME BEFORE INCOME TAXES	19,982	20,223	56,221	41,836
Income tax provision	7,777	6,470	20,537	15,269

CONSOLIDATED NET INCOME	$12,205	$13,753	$35,684	$26,567
CONSOLIDATED NET INCOME PER SHARE:
BASIC	$0.13	$0.14	$0.37	$0.28

DILUTED	$0.11	$0.12	$0.32	$0.24

SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER SHARE:
BASIC	96,238	95,128	96,096	95,078

DILUTED	113,717	111,388	112,644	110,430

COMPREHENSIVE INCOME:
Consolidated net income	$12,205	$13,753	$35,684	$26,567
Foreign currency translation (loss) gain	(2,603)	3,268	(7,224)	(3,692)
COMPREHENSIVE INCOME	$9,602	$17,021	$28,460	$22,875

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
 (In Thousands)
 (Unaudited)

			Warrants	Retained
			to acquire	Earnings	Other
			Common	(Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit)	Loss	Total
BALANCES AT DECEMBER 31, 2012	95,844	$226,035	$17,946	$(36,996)	$(5,904)	$201,081
Consolidated net income	—	—	—	35,684	—	35,684
Exercise of stock options	414	1,851	—	—	—	1,851
Employee stock purchase plan issuances	61	588	—	—	—	588
Compensation and share issuances related to restricted stock awards	16	518	—	—	—	518
Stock-based compensation expense	—	5,156	—	—	—	5,156
Foreign currency translation adjustment	—	—	—	—	(7,224)	(7,224)
Excess tax benefit – stock compensation	—	1,192	—	—	—	1,192

BALANCES AT SEPTEMBER 30, 2013	96,335	$235,340	$17,946	$(1,312)	$(13,128)	$238,846

See notes to condensed consolidated financial statements.

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income	$35,684	$26,567
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	9,925	8,240
Write-off and amortization of deferred financing fees	622	581
Amortization of unfavorable contract liability	(475)	—
Non-cash stock compensation expense	5,674	5,049
Non-cash interest expense	3,426	3,615
Deferred income taxes	1,829	200
Excess tax benefit from stock compensation	(1,192)	(2,407)
Non-cash settlement of product warranty liability	(1,299)	—
Equity in earnings of unconsolidated joint venture	(76)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(10,858)	(17,208)
Inventories	(4,575)	(13,080)
Prepaid expenses and other current assets	867	(1,052)
Trade accounts payable	1,444	(733)
Accrued expenses and other liabilities	1,414	11,540
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,410	21,312
INVESTING ACTIVITIES:
Payments for business and product acquisitions	(513)	(55,224)
Purchases of property, plant and equipment	(7,936)	(14,756)
NET CASH USED IN INVESTING ACTIVITIES	(8,449)	(69,980)
FINANCING ACTIVITIES:
Excess tax benefit from stock compensation	1,192	2,407
Debt financing costs	(2,557)	—
Proceeds under stock option and stock purchase plans	2,439	972
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,074	3,379
Effect of exchange rate changes on cash and cash equivalents	(218)	(271)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,817	(45,560)
Cash and cash equivalents at beginning of period	40,781	83,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,598	$38,402
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$2,178	$2,166
Amount paid for income taxes	$18,690	$11,547

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

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed March 1, 2013.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date through the filing date of this Form 10-Q.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of Akorn, Inc. and its wholly-owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from product sales is recognized when title and risk of loss have passed to the customer.

Provision for estimated chargebacks, rebates, discounts, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

Chargebacks and Rebates: The Company enters into contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at agreed upon prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product. The Company reduces gross sales and increases the chargeback allowance by the estimated chargeback amount for each product sold to a wholesaler. The Company reduces the chargeback allowance when it processes a request for a chargeback from a wholesaler. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company records the full estimated provision for chargebacks at the time when sales revenues are recognized.

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its recorded chargeback allowance by applying the historical product chargeback percentage to the quantities of inventory on hand at the wholesaler based on the inventory reports, and an estimate of in-transit inventory that is not reported on the wholesaler inventory reports, at the end of the period. The Company estimates the percentage of wholesaler inventory that will ultimately be sold to third parties that have entered into contractual price agreements with the Company based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends or other information indicates that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and incorporates the new trend information into its estimates each quarter as market conditions change.  The Company used an estimate of the percentage of product sales subject to chargebacks of 90% during the quarter and nine months ended September 30, 2013, 98.5% for the six months ended June 30, 2012 and 95.0% for the quarter ended September 30, 2012.

Sales Returns: Certain of the Company’s products are sold subject to terms that allow the customer the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to pending expiration dates. Provisions are made at the time of sale based upon tracked historical returns experience, by customer in some cases.  Historical factors such as one-time events as well as pending new developments that would impact the expected level of returns are also taken into account in determining the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the amount of unconsumed product that may result in a product return to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and competition, and the availability of substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

Allowance for Coupons and Promotions:  The Company issues coupons from time to time that are redeemable against our TheraTears® eye care products.  Upon release of coupons into the market, the Company records an estimate of the dollar value of coupons expected to be redeemed.  This estimate is based on historical experience and is adjusted as needed based on actual redemptions.  In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales of its products.  Upon receiving confirmation that a promotion was run, the Company accrues an estimate of the dollar amount expected to be owed back to the retailer.  This estimate is trued up to actual upon receipt of the invoice from the retailer.

Advertising and promotional expenses paid to customers are accounted for in accordance with ASC 605-50, Customer Payments and Incentives.

Inventories: Inventories are stated at the lower of cost (average cost method) or net realizable value (see Note 5 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value, or “NRV”. For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity. The Company also analyzes its raw material and component inventory for slow moving items.

The Company capitalizes inventory costs associated with its products prior to regulatory approval when, based on management judgment, future commercialization is considered probable and a future economic benefit in excess of the capitalized cost is expected to be realized.  The Company assesses the regulatory approval process and where the product stands in relation to that approval process including any known constraints or impediments to approval.  The Company also considers the shelf life of the product in relation to the product timeline for approval.

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

Fair Value of Financial Instruments:  The Company accounts for financial instruments in accordance with ASC Topic 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC Topic 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC Topic 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

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

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.  The purchase consideration payable related to the Company’s 2011 acquisition of three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (the “Lundbeck Acquisition”) is a Level 3 liability.

The following table summarizes the bases used to measure the fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$75,598	$75,598	$—	$—
Total assets	$75,598	$75,598	$—	$—

Purchase consideration payable	$14,576	$—	$—	$14,576
Total liabilities	$14,576	$—	$—	$14,576

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,781	$40,781	$—	$—
Total assets	$40,781	$40,781	$—	$—

Purchase consideration payable	$14,208	$—	$—	$14,208
Total liabilities	$14,208	$—	$—	$14,208

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

The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and reaffirmed that determination at both December 31, 2012 and September 30, 2013.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income.

At December 31, 2012, the Company performed an evaluation of the fair value of this liability based on utilizing significant unobservable inputs to derive a discount rate of 2.75%, and determined that the appropriate discounted value was $14,208,000.  At September 30, 2013, the Company performed an evaluation of the fair value of this liability based on utilizing significant unobservable inputs to derive a discount rate of 2.32%, and determined that the appropriate discounted value was approximately $14,576,000.  The $368,000 change in fair value from December 31, 2012 to September 30, 2013 was recorded within “interest expense, net” in the Company’s condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013.

At September 30, 2013 and December 31, 2012, the Company held long-term investments valued at $10,323,000 and $10,299,000, respectively.  The underlying assets are cost-basis investments for which fair value is not readily determinable.

Business Combinations:  Business combinations are accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date.  Fair value determinations are based on discounted cash flow analyses or other valuation techniques.  In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed, or may complete some or all of the valuations internally.  In either case, the Company takes full responsibility for the determination of the fair value of the assets acquired and liabilities assumed.  The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received.  Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

Acquisition-related costs are costs the Company incurs to effect a business combination. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred.

NOTE 3 — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, if necessary, if actual forfeitures differ from initial estimates.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options and employee stock purchase plan	$1,326	$1,590	$5,156	$4,762
Restricted stock awards	104	278	518	287
Total stock-based compensation expense	$1,430	$1,868	$5,674	$5,049

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted during the three and nine months ended September 30, 2013 and 2012, along with the weighted-average grant date fair values, were as follows:
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expected volatility	N/A	71%	59%	84%
Expected life (in years)	N/A	4.0	4.0	4.0
Risk-free interest rate	N/A	0.7%	0.74%	0.74%
Dividend yield	N/A	—%	—%	—%
Fair value per stock option	N/A	$7.08	$6.77	$7.92
Forfeiture rate	N/A	8%	8%	8%

The table below sets forth a summary of activity within the Company’s stock option plan for the nine months ended September 30, 2013:
	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,727	$4.22	2.55	$88,918,000
Granted	276	15.02
Exercised	(415)	4.48
Forfeited	(29)	11.26
Outstanding at September 30, 2013	9,559	$4.50	1.88	$145,081,000
Exercisable at September 30, 2013	7,646	$2.94	1.19	$128,027,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and nine month periods ended September 30, 2013, 145,000 and 415,000 stock options were exercised resulting in cash payments due to the Company of $1,183,000 and $1,859,000, respectively.  These stock option exercises generated tax-deductible expenses totaling $1,391,000 and $4,523,000, respectively.  During the three and nine month periods ended September 30, 2012, 206,000 and 295,000 stock options were exercised resulting in cash payments to the Company of $452,000 and $599,000, respectively.  These option exercises generated tax-deductible expenses totaling $2,496,000 and $3,398,000, respectively.

The Company also may grant restricted stock awards to certain employees and members of its Board of Directors (“Directors”). Restricted stock awards are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  On May 4, 2013, the Company granted a total of 31,899 restricted shares to members of  its Board of Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares will vest on the one-year anniversary of grant.  On September 12, 2012, the Company granted a total of 35,000 restricted shares to members of its Board of Directors, of which 17,500 vested immediately upon issuance and the remaining 17,500 vested on September 12, 2013.

        The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2012	17	$14.63
Granted	32	$15.36
Forfeited	—	—
Vested	(33)	$14.98
Non-vested at September 30, 2013	16	$15.36

NOTE 4 — ACCOUNTS RECEIVABLE ALLOWANCES

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and is not specific to the Company, and inherently lengthens the collections process. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end-user customer (which in turn depends on the specific end-user customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected in the accompanying financial statements as reductions of revenues in the statements of comprehensive income. The ending reserve balances are included in trade accounts receivable, net in the Company’s condensed consolidated balance sheets.

Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Gross accounts receivable	$85,139	$74,855
Less reserves for:
Chargebacks and rebates	(14,463)	(13,452)
Product returns	(7,027)	(8,409)
Discounts and allowances	(1,575)	(1,362)
Advertising and promotions	(466)	(585)
Doubtful accounts	(64)	(30)
Trade accounts receivable, net	$61,544	$51,017

For the three month periods ended September 30, 2013 and 2012, the Company recorded chargeback and rebate expense of $49.4 million and $30.4 million, respectively.  For the nine month periods ended September 30, 2013 and 2012, the Company recorded chargeback and rebate expense of $136.1 million and $75.4 million, respectively.

For the three month period ended September 30, 2013, the Company recorded a provision for product returns of $0.7 million.  During the three months ended September 30, 2012, the Company recorded $0.3 million benefit as a result of a change in estimate of future product returns.  For the nine month periods ended September 30, 2013 and 2012, the Company recorded provisions for product returns of $2.4 million and $2.8 million, respectively.

For the three month periods ended September 30, 2013 and 2012, the Company recorded provisions for cash discounts of $2.2 million and $1.6 million, respectively.  For the nine month periods ended September 30, 2013 and 2012, the Company recorded provisions for cash discounts of $6.2 million and $4.2 million, respectively.

The current period increases in the provisions for chargebacks, rebates and cash discounts were related to the increase in sales within the Ophthalmic and Hospital drugs & injectables segments.  The changes, year over year, in the provisions for product returns were due to changes in estimated future product returns rates based on historical returns experience.

 NOTE 5 — INVENTORIES

The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Finished goods	$22,153	$24,657
Work in process	5,074	3,743
Raw materials and supplies	29,495	24,095
Inventories, net	$56,722	$52,495

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value.  Inventory at September 30, 2013 and December 31, 2012 was reported net of these reserves of $4.1 million and $2.2 million, respectively.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Land	$2,464	$2,715
Buildings and leasehold improvements	43,903	43,190
Furniture and equipment	74,271	70,874
Sub-total	120,638	116,779
Accumulated depreciation	(52,392)	(47,635)
Property, plant and equipment placed in service, net	68,246	69,144
Construction in progress	12,264	11,535
Property, plant and equipment, net	$80,510	$80,679

A portion of the Company’s property, plant and equipment is located outside the United States.  At September 30, 2013 and December 31, 2012, property, plant and equipment, net, with a net carrying value of $20.6 million and $23.7 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate offices in India.

The Company recorded depreciation expense of approximately $4.9 million and $3.2 million during the nine month periods ended September 30, 2013 and 2012, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The following table provides a summary of the activity in goodwill by segment for the nine months ended September 30, 2013 (in thousands):

	Ophthalmic	Contract Services	Total
Balances at December 31, 2012	$11,863	$20,296	$32,159
Currency translation adjustments	─	(2,594)	(2,594)
Balances at September 30, 2013	$11,863	$17,702	$29,565

Goodwill attributed to the ophthalmic segment was related to the Company’s acquisition of AVR in May 2011.  Goodwill attributed to the contract services segment relates to the Company’s acquisition of selected assets of Kilitch Drugs (India) Limited, principally its manufacturing facility in Paonta Sahib, India, in February 2012.

Other Intangible Assets:
      The following table sets forth information about the net book value of the Company’s intangible assets as of September 30, 2013 and December 31, 2012, and the weighted average remaining amortization period as of September 30, 2013 and December 31, 2012 (in thousands):

	Gross Amount	Accumulated Amortization		Net Balance	Wgtd Avg Remaining Amortization Period
SEPTEMBER 30, 2013
Goodwill	$29,565	$	─	$29,565	N/A
Product licensing rights	93,634		(33,572)	60,062	13.2 years
Trademarks	9,500		(765)	8,735	27.6 years
Customer relationships	6,133		(1,338)	4,795	9.7 years
Non-compete agreement	2,392		(951)	1,441	2.4 years
	141,224		(36,626)	104,598

DECEMBER 31, 2012
Goodwill	$32,159	$	─	$32,159	N/A
Product licensing rights	93,534		(29,880)	63,654	13.8 years
Trademarks	9,500		(528)	8,972	28.3 years
Customer relationships	6,460		(865)	5,595	9.8 years
Non-compete agreement	2,743		(579)	2,164	3.2 years
	$144,396		$(31,852)	$112,544

During the nine month periods ended September 30, 2013 and 2012, the Company recorded amortization expense of $5.0 million and $5.1 million, respectively, related to its product licensing rights and other intangible assets.

NOTE 8 — FINANCING ARRANGEMENTS

Convertible Notes

On June 1, 2011, the Company issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which included $20.0 million in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115.3 million, after deducting underwriting fees and other related expenses.

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

As of September 30, 2013, the Notes were trading at approximately 230% of their face value, resulting in a total market value of $276.0 million compared to their face value of $120.0 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  On September 30, 2013, the Company’s common stock closed at $19.68 per share, resulting in a pro forma conversion value for the Notes of approximately $269.6 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

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

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  In each subsequent quarterly period, this trading price requirement has also been met.  Accordingly, the Notes have remained convertible and will continue to be convertible at least through December 31, 2013.

The Notes are being accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $20,470,000 as the value for the equity component.  At September 30, 2013 and December 31, 2012, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):
	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	107,694	104,637
Unamortized discount of the liability component	12,306	15,363
Unamortized deferred financing costs	2,225	2,778

For the three and nine month periods ended September 30, 2013 and 2012, the Company recorded the following expenses in relation to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Expense Description	2013	2012	2013	2012
Interest expense at 3.5% coupon rate (1)	$1,050	$1,050	$3,150	$3,150
Debt discount amortization (1)	1,037	965	3,057	2,845
Amortization of deferred financing costs	188	174	553	514
	$2,275	$2,189	$6,760	$6,509

(1)  Included within “Interest expense, net” on the Condensed Consolidated Statements of Comprehensive Income.

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “B of A Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “B of A Lenders”) through which it obtained a $20.0 million revolving line of credit (the “Facility”), which includes a $2.0 million letter of credit facility.  On October 4, 2013, the Company and the B of A Lenders entered into an amendment which increased the total credit commitment from $20.0 million to $60.0 million.  The amendment modified certain restrictions and fixed charge ratio coverage requirements regarding Permitted Foreign Investments, as defined in the B of A Credit Agreement. The facility matures in March 2016.  The Company may early terminate the B of A Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.

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

Availability under the revolving credit line is equal to the lesser of (a) $60.0 million reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in accordance with the terms of the B of A Credit Agreement) determined by reference to the value of the Borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter.

Obligations under the B of A Credit Agreement are secured by substantially all of the assets of each of the Borrowers and a pledge by the Borrowers of their respective equity interest in each domestic subsidiary of the Company and 65% of their respective equity interests in any foreign subsidiary of the Company. The B of A Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions while there are any outstanding commitments or obligations under the B of A Credit Agreement; additional borrowings and liens; additional investments and asset sales, including foreign investments; and fundamental changes to corporate structure or organization documents.  The financial covenants require the Borrowers to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the B of A Credit Agreement is less than 15% of the aggregate B of A Lenders’ commitments under the B of A Credit Agreement.   During the term of the agreement, the Company must provide the Agent with monthly, quarterly and annual financial statements, monthly compliance certificates, annual budget projections and copies of press releases and SEC filings.

As of September 30, 2013, the Company had one outstanding letter of credit in the amount of approximately $0.5 million and no outstanding borrowings under the B of A Credit Agreement,  Borrowing availability as of this date was $19.1 million, calculated prior to expansion of the revolving credit line from $20.0 million to $60.0 million.  As of December 31, 2012, the Company had no outstanding loans or letters of credit and borrowing availability of $19.7 million.

NOTE 9 — EARNINGS PER COMMON SHARE

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

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock awards (“RSAs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income	$12,205	$13,753	$35,684	$26,567
Consolidated net income per share:
Basic	$0.13	$0.14	$0.37	$0.28
Diluted	$0.11	$0.12	$0.32	$0.24

Shares used in computing consolidated net income per share:
Weighted average basic shares outstanding	96,238	95,128	96,096	95,078
Dilutive securities:
Stock option and unvested RSAs	4,510	4,460	4,408	4,301
Stock warrants	6,687	6,613	6,635	6,565
Shares issuable upon conversion of convertible notes (1)	6,282	5,187	5,505	4,486
Total dilutive securities	17,479	16,260	16,548	15,352

Weighted average diluted shares outstanding	113,717	111,388	112,644	110,430

Shares subject to stock options excluded from the calculation of net income per share as their effect would have been anti-dilutive	1,110	775	1,335	399

(1)
The number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock.

NOTE 10 — INDUSTRY SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2013 and 2012, the Company reported results for three segments:
-	Ophthalmic
-	Hospital Drugs & Injectables
-	Contract Services

The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals, as well as a line of branded over-the-counter (“OTC”) dry eye treatment products and a portfolio of private label OTC ophthalmic products. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets, as well as certain vaccines.  The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.  The contract services segment also includes the operating results of the Company’s subsidiary in India – Akorn India Private Limited (“AIPL”) – as its principal current business activity involves the manufacture of drugs on contract for other drug companies.

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

Selected financial information by industry segment is presented below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Hospital Drugs & Injectables	$47,861	$34,675	$130,894	$92,335
Ophthalmic	29,421	28,153	83,616	75,114
Contract Services	4,610	6,806	18,248	17,189
Total revenues	81,892	69,634	232,758	184,638

Gross Profit:
Hospital Drugs & Injectables	27,759	22,278	75,669	58,132
Ophthalmic	15,578	16,637	45,839	43,869
Contract Services	360	1,178	3,426	4,720
Total gross profit	43,697	40,093	124,934	106,721

Operating expenses	21,509	17,490	61,906	57,680
Operating income	22,188	22,603	63,028	49,041
Other expense, net	(2,206)	(2,380)	(6,807)	(7,205)
Income before income taxes	$19,982	$20,223	$56,221	$41,836

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level has been minimal. The Company does not identify total assets by segment for internal purposes, as certain of the Company’s manufacturing and warehouse facilities support more than one segment.

NOTE 11 — BUSINESS COMBINATIONS

Hi-Tech Pharmacal Co., Inc.
On August 27, 2013, the Company entered into a definitive agreement to acquire Hi-Tech Pharmacal Co, Inc. (“Hi-Tech”) for a total purchase price of approximately $640 million, or $43.50 per outstanding share of Hi-Tech common stock.  The acquisition is subject to approval by the shareholders of Hi-Tech, and to review by the Federal Trade Commission pursuant to provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The Company expects the acquisition to close in the first quarter of 2014.  Upon closing, Akorn Enterprises, Inc., a wholly-owned subsidiary of the Company, will be merged with and into Hi-Tech, which will then be a wholly-owned subsidiary of the Company.

Hi-Tech is a specialty pharmaceutical company which develops, manufactures and markets generic and branded prescription and OTC products.  Hi-Tech specializes in difficult to manufacture liquid and semi-solid dosage forms and produces and markets a range of oral solutions and suspensions, as well as topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gel products. Hi-Tech’s Health Care Products division is a developer and marketer of OTC products, and their ECR Pharmaceuticals subsidiary markets branded prescription products.  Hi-Tech generated net sales of $232.4 million and reported net income of $16.3 million during its fiscal year ended April 30, 2013.

The goal of the acquisition of Hi-Tech is to strengthen Akorn’s current position as the third largest company in the U.S. generic ophthalmic market, and to broaden the Company’s product offering to include other niche dosage forms such as oral liquids, topical creams and ointments, nasal sprays and otics. Also, this transaction is expected to significantly increase the Company’s retail presence in both prescription and OTC products, and expand the Company’s R&D pipeline.

Akorn intends to fund the transaction principally through a $600 million term loan, and through Hi-Tech cash assumed through the acquisition.  As of July 31, 2013, Hi-Tech reported cash and cash equivalents of $108 million.  JPMorgan Chase Bank, N.A. has fully committed financing for the transaction.  The Company anticipates that the $600 million term loan will be syndicated and a loan agreement signed during the quarter ending December 31, 2013.  (For additional information on the purchase agreement and committed financing please refer to the Company’s Current Report on Form 8-K filed on August 28, 2013 and Schedule 13D filed on September 5, 2013.)

Kilitch Drugs (India) Limited
On February 28, 2012, Akorn India Private Limited (“AIPL”), a wholly owned subsidiary of the Company, completed the acquisition of selected assets of Kilitch Drugs (India) Limited (“Kilitch”).  This acquisition (the “Kilitch Acquisition”) was pursuant to the terms of the Business Transfer Agreement (the “BTA”) and various associated agreements entered into among the Company, Kilitch and the members of the promoter group of Kilitch on October 5, 2011.   The primary assets acquired were Kilitch’s manufacturing plant in Paonta Sahib, Himachal Pradesh, India, and its existing book of business.  This plant manufactures pharmaceutical products for contract customers in India and for export to various unregulated world markets.  While the Paonta Sahib manufacturing facility is not currently certified by the U.S. Food and Drug Administration (the “FDA”) for the exporting of drugs to the U.S., the facility was designed with future FDA certification in mind.  Accordingly, the Kilitch Acquisition provided the Company with the potential for future expansion of its manufacturing capacity for products to be sold in the U.S., as well as the opportunity to expand the Company’s footprint into markets outside the U.S.  The Company has determined that the assets acquired through the Kilitch Acquisition constitute a “business” as defined by Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Kilitch Acquisition as a business combination.

Total purchase consideration was approximately $55.2 million.  The Company also recorded acquisition-related expenses totaling $10.0 million.  Of this total, $7.8 million related to compensation earned from the achievement of acquisition-related milestones, of which $0.5 million was recorded as expense in the quarter ended March 31, 2013, and $1.6 million consisted of stamp duties paid at closing to transfer title to the land and buildings at Paonta Sahib from Kilitch to AIPL.

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
$54,196

The unaudited pro forma results presented below reflect the consolidated operations of the Company as if the Kilitch Acquisition had taken place at the beginning of the period presented.  The pro forma results include amortization associated with the acquired intangible assets and interest on funds used for the acquisition.  The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition.  Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (amounts in thousands, except per share data):

Nine months ended September 30, 2012
Revenue	$188,642
Net income	$26,911
Net income per diluted share	$0.24

The business acquired through the Kilitch Acquisition generated revenue of $11.7 million and a pre-tax loss of $2.9 million during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, the acquired business generated revenue of $12.4 million and a pre-tax loss of $8.4 million.  The pre-tax losses were net of acquisition-related costs of $0.5 million and $8.8 million recorded in the nine month periods ended September 30, 2013 and 2012, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

Based on the agreements the Company has in place with strategic business partners as of September 30, 2013, the table below sets forth the approximate timing and dollar amount of payments that would be due under those agreements, assuming the underlying milestones are achieved in the years indicated (in thousands):

Year of Payment	Amount
2013	$1,454
2014	3,656
2015	198
2016	200
Total	$5,508

Business Combinations

The Company entered into an agreement with H. Lundbeck A/S on December 22, 2011 to acquire its rights to the New Drug Applications (“NDAs”) of three off-patent, branded injectable products (the “Lundbeck Agreement”).  Pursuant to the terms of the underlying Asset Sale and Purchase Agreement, the Company paid $45.0 million paid in cash at closing and is obligated to pay $15.0 million in additional consideration on the third anniversary of the closing date.  Both the initial $45.0 million closing payment and subsequent $15.0 million in additional consideration are subject to claw-back provisions should sales of the acquired products fail to reach the required levels.  The Company has recorded the estimated present value of the $15.0 million as a long-term liability on its balance sheets as of September 30, 2013 and December 31, 2012.

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

Product Warranty

The Company had an outstanding product warranty obligation which related to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA”) sold to the United States Department of Health and Human Services in 2006. The Company had been performing yearly stability studies for this product and, if the stability studies did not support the ten-year product life, it was obligated to replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals (“Hameln”), was to share half of the cost if the product did not meet the stability requirement.  All studies performed had confirmed the product’s stability.  The Company maintained a reserve balance of $1.3 million as of December 31, 2012 related to its potential exposure should product need to be replaced due to failure of a stability test.

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

NOTE 13 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Health Corporation; Cardinal Health, Inc.; and McKesson Drug Company.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of September 30, 2013 and December 31, 2012, and the gross and net sales for the three and nine month periods ended September 30, 2013 and 2012, attributable to the Big 3 Wholesalers:

	Three months ended September 30,		Nine months ended September 30,
Big 3 Wholesalers combined:	2013	2012	2013	2012
Percentage of gross sales	61%	61%	59%	56%
Percentage of net sales revenues	41%	46%	41%	40%

	September 30, 2013	December 31, 2012
Percentage of gross trade accounts receivable	65%	67%

If sales to any of the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would have little difficulty obtaining the Company’s products either directly from the Company or from another distributor.

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of certain of the Company’s abbreviated new drug applications (“ANDAs”) and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a partnered third party manufacturer, which serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.   Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

During the three months ended September 30, 2013, one supplier of the finished form of one of the Company’s pharmaceutical products accounted for approximately 13.5% of the Company’s total purchases during the quarter.  No individual supplier represented 10% or more of the Company’s purchases during the nine month period ended September 30, 2013 or during the three and nine month periods ended September 30, 2012.

Product Concentrations

One injectable product represented greater than 10% of the Company’s total sales during the three and nine month periods ended September 30, 2013 and September 30, 2012.  During the quarters ended September 30, 2013 and 2012, this product represented 12.5% and 15.8% of the Company’s total sales, respectively.  During the nine month periods ended September 30, 2013 and 2012, this product represented 11.8% and 13.4% of the Company’s total sales, respectively.  No other product represented 10% or more of the Company’s revenue during these periods.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Income before income taxes	$19,982	$20,223	$56,221	$41,836
Income tax provision	7,777	6,470	20,537	15,269
Net income	$12,205	$13,753	$35,684	$26,567

Income tax provision as a percentage of income before income taxes	38.9%	32.0%	36.5%	36.5%

As of September 30, 2013, the Company anticipates that its effective tax rate for the year 2013 will be approximately 36.7%.

The provision rate of 38.9% in the quarter ended September 30, 2013 reflects the impact of $1.5 million in acquisition-related costs that are expensed for book purposes, but are not deductible for tax purposes.  The provision rate of 36.5% for the nine months ended September 30, 2013 benefited from certain prior years’ R&D tax credits that were not recognized in the tax provision recorded in those years.

The provision rate of 32.0% in the quarter ended September 30, 2012 included the impact of a discrete adjustment for R&D tax credits claimed on the Company’s 2011 income tax return that were not known and quantifiable until the third quarter of 2012, and the effect of court ruling in India that favorably impacted the deductibility of certain acquisition-related costs incurred by the Company in the first quarter of 2012.

In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $0.9 million and $1.5 million related to uncertain tax positions as of September 30, 2013 and December 31, 2012, respectively.  If recognized, $0.9 million and $0.3 million of these tax positions as of September 30, 2013 and December 31, 2012, respectively, will impact the Company’s effective rate.  Due to recent decisions in Indian case law, in the second quarter of 2013 the Company reevaluated $1.2 million of the balance at December 31, 2012, and determined that it is more likely than not that these positions would be sustained upon examination.  These positions relate to temporary differences, and accordingly, the recognition thereof does not impact the Company’s effective tax rate.

NOTE 15 — UNCONSOLIDATED JOINT VENTURE

The Company is party to a 50/50 joint venture agreement (the “Joint Venture Agreement”), initiated on September 22, 2004, with Strides Arcolab Limited (“Strides”), a pharmaceutical manufacturer based in India, for the development, manufacturing and marketing of various generic pharmaceutical products for sale in the United States.  The joint venture, Akorn-Strides LLC (the “Joint Venture Company”), launched its first commercialized product during 2008.  It operated until May 2011, at which time it ceased operations upon completing the sale and transfer of its operating assets to Pfizer, Inc. for $63.2 million in cash (the “Pfizer Sale”).  Per agreement of the partners, the proceeds were split unevenly, with the Company receiving $35.0 million and Strides receiving $28.2 million. The Joint Venture Company recognized a gain of $63.1 million from the Pfizer Sale, of which $38.9 million was recognized in the fourth quarter of 2010 and the remaining $24.2 million was recognized in the second quarter of 2011. The Joint Venture Company will remain in existence until its remaining assets and liabilities have been liquidated.

As of September 30, 2013, the Joint Venture Company held a cash balance of $0.6 million, had total liabilities of $0.1 million, and partners’ equity of $0.5 million.  As of December 31, 2012, the Joint Venture Company had cash of $0.8 million, total liabilities of $0.4 million, and partners’ equity of $0.4 million.

During the quarter ended March 31, 2013, the Joint Venture Company recorded income of $0.2 million related to adjustments to its reserve for product returns.  The Company’s equity interest in this income is included within “other income, net” on the Company’s condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013.  The Joint Venture Company recorded no revenue or expenses during the quarter or nine months ended September 30, 2012.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and nine month periods ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Hospital drugs & injectables	$47,861	58.5%	$34,675	49.8%	$130,894	56.2%	$92,335	50.0%
Ophthalmic	29,421	35.9%	28,153	40.4%	83,616	35.9%	75,114	40.7%
Contract services	4,610	5.6%	6,806	9.8%	18,248	7.9%	17,189	9.3%
Total revenues	81,892	100.0%	69,634	100.0%	232,758	100.0%	184,638	100.0%
Gross profit:
Hospital drugs & injectables	27,759	58.0%	22,278	64.3%	75,669	57.8%	58,132	63.0%
Ophthalmic	15,578	52.9%	16,637	59.1%	45,839	54.8%	43,869	58.4%
Contract services	360	7.8%	1,178	17.3%	3,426	18.8%	4,720	27.5%
Total gross profit	43,697	53.4%	40,093	57.6%	124,934	53.7%	106,721	57.8%
Operating expenses:
SG&A expenses	13,645	16.7%	12,346	17.7%	39,093	16.8%	33,625	18.2%
Acquisition-related costs	1,459	1.8%	511	0.8%	1,978	0.9%	9,155	5.0%
R&D expenses	4,837	5.9%	2,874	4.1%	15,857	6.8%	9,824	5.3%
Amortization & write-down of intangible assets	1,568	1.9%	1,759	2.5%	4,978	2.1%	5,076	2.7%
Operating income	$22,188	27.1%	$22,603	32.5%	$63,028	27.1%	$49,041	26.6%
Other expense, net	(2,206)	(2.7%)	(2,380)	(3.4%)	(6,807)	(3.0%)	(7,205)	(3.9%)
Income before income taxes	19,982	24.4%	20,223	29.1%	56,221	24.1%	41,836	22.7%
Income tax provision	7,777	9.5%	6,470	9.3%	20,537	8.8%	15,269	8.3%
Net income	$12,205	14.9%	$13,753	19.8%	$35,684	15.3%	$26,567	14.4%

QUARTER ENDED SEPTEMBER 30, 2013 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2012

Our consolidated revenue was $81.9 million during the quarter ended September 30, 2013, an increase of $12.3 million, or 17.6%, over our revenue of $69.6 million for the prior year quarter ended September 30, 2012.  The increase in revenue was primarily the result of our launch of new and revived products, along with increases in sales volume for existing products, partially offset by decreases in average sales price (“ASP”) for existing products and reduced sales from our subsidiary in India, Akorn India Private Limited (“AIPL”).  Of the $12.3 million increase in revenue, a $12.1 million increase was related to products launched or revived after June 30, 2012, and a $6.2 million increase was related to sales volume increases on existing products. These increases were partially offset by a $3.4 million decrease attributable to ASP changes on existing products and a $2.6 million decline in sales from AIPL.

Hospital drugs and injectables segment revenues increased by $13.2 million, or 38.0%, over the prior year quarter, with newly-acquired, newly-approved and revived products accounting for $10.9 million of the increase.  Sales of existing products generated a $2.3 million increase in sales, and sales volume increases accounted for a $4.7 million increase, more than offsetting a $2.4 million decrease related to changes in ASP.  Ophthalmic segment revenue increased by $1.3 million, or 4.5%, over the prior year quarter, with acquisition, new product launches and product revivals accounting for the increase.  Sales volume increases on existing ophthalmic products accounted for a $1.0 million increase, offset by a $1.0 million decrease related to ASP changes.  Contract services revenue decreased by $2.2 million, or 32.3%, principally due to a $2.6 million decline attributable to lower sales generated by AIPL.

Consolidated gross profit for the quarter ended September 30, 2013 was $43.7 million, or 53.4% of revenue, compared to $40.1 million, or 57.6% of revenue, in the quarter ended September 30, 2012.  Gross profit increased in dollars as a result of our increase in sales volume in the current year quarter.  The decline in margin was due to increased sales of products that have royalty or profit sharing arrangements with external development partners, particularly within the hospital drugs and injectables segment, the impact of lower margin business generated by our Indian subsidiary, pricing pressures for certain of our products, and fewer opportunities in the current year period related to drug shortages. The gross profit margin from our hospital drugs and injectables segment decreased to 58.0% in the quarter ended September 30, 2013 from 64.3% in the corresponding prior year quarter.  The decrease was primarily due to increased sales of lower-margin products, including new partnered products with royalty arrangements, and fewer opportunities to supply drugs experiencing shortages compared to the prior year period.  The ophthalmic segment gross profit margin was 52.9% in the quarter ended September 30, 2013, compared to 59.1% in the corresponding prior year quarter.  This decline in margin was due to a combination of factors, including increased manufacturing costs and the introduction of certain new products with lower profit margins.  The contract segment gross profit margin was 7.8% in the quarter ended September 30, 2013 compared to 17.3% in the quarter ended September 30, 2012.  This decline was related to lower revenue from AIPL, combined with higher operating costs related to the pursuit of U.S. FDA site approval.

Selling, general and administrative (“SG&A”) expenses were $13.6 million, or 16.7% of revenue, in the quarter ended September 30, 2013, compared to $12.3 million, or 17.7% of revenues, in the prior year quarter.  This $1.3 million increase over the prior year quarter included a $1.1 million increase in outside legal costs, principally related to litigation work and the settlement of an outstanding case.  Other significant changes from prior years included FDA fees, which increased by $0.8 million, and wages and related costs, which decreased by $1.0 million due to a variety of factors, including lower stock-based compensation expense, employee benefits expense and lower employee bonus accruals compared to the prior year quarter.

We incurred $1.5 million in acquisition-related costs in the quarter ended September 30, 2013 related to the anticipated acquisition of Hi-Tech Pharmacal Co, Inc., which is expected to close in the first quarter of 2014.  In the quarter ended September 30, 2012, we incurred $0.5 million in acquisition-related expense related to our acquisition of selected assets of Kilitch Drugs (India) Limited on February 28, 2012 (the “Kilitch Acquisition”).

Research and development (“R&D”) expense was $4.8 million in the quarter ended September 30, 2013 compared to $2.9 million in the prior year quarter.  This increase was related to expansion of both our in-house R&D staff and activities, and our partnerships with outside development partners.

Amortization of intangible assets was $1.6 million in the quarter ended September 30, 2013 compared to $1.8 million in the prior year quarter.  This small decline was due to certain intangibles assets becoming fully amortized.

In the quarter ended September 30, 2013, we recognized non-operating expenses totaling $2.2 million compared to $2.4 million in the prior year quarter.  In each period, the expense primarily consisted on cash and non-cash interest related to our 3.5% convertible senior notes due 2016.

For the quarter ended September 30 2013, we recorded an income tax provision of $7.8 million reflecting an effective income tax rate of approximately 38.9%.  In the quarter ended September 30, 2012, our income tax provision was $6.5 million reflecting an effective tax provision rate of 32.0%.  The increase in our effective rate in the current year quarter was primarily due to the impact of acquisition-related costs incurred during the quarter that will not be tax deductible, and the fact that the prior year’s tax rate benefited from a discrete favorable adjustment related to R&D tax credits.

We reported net income of $12.2 million for the quarter ended September 30, 2013, equal to 14.9% of revenues, compared to $13.8 million for the quarter ended September 30, 2012, equaling 19.8% of revenues.  This decrease in net income was principally attributable to lower operating income as a result of higher acquisition-related costs and the increase in our effective income tax rate in the current year quarter as compared to the prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

For the nine months ended September 30, 2013, consolidated revenue was $232.8 million, representing an increase of $48.1 million, or 26.1%, over the prior year period’s revenue of $184.6 million.  Of the $48.1 million increase, $42.2 million was attributable to sales of new and revived products and $7.0 million was due to sales volume increases on existing core products. These sales gains were partially offset by an AIPL sales decline of $0.8 million and a $0.3 million decline attributable to changes in ASP on existing products.

Revenue from the hospital drugs and injectables segment was $130.9 million for the nine months ended September 30, 2013, an increase of $38.6 million, or 41.8%, over the nine months ended September 30, 2012.  The increase in revenue was due to with a $36.9 million increase in sales of new and revived products and a $2.3 million increase related to higher ASPs for existing products, partially offset by a $0.6 million decline in sales volume of existing products.  Ophthalmic segment revenue was $83.6 million for the nine months ended September 30, 2013, an increase of $8.5 million, or 11.3%, over the prior year period.  Of the $8.5 million revenue increase, $5.2 million was due to new and revived products and $5.9 million was due to higher unit sales volume of existing products, partially offset by a $2.6 million reduction in ASPs for existing products.  Contract services revenue was $18.2 million, an increase of $1.1 million over the prior year period, due to a $1.8 million increase in domestic contract manufacturing partially offset by a $0.7 million decline in manufacturing at our plant in India.

Consolidated gross profit for the nine months ended September 30, 2013 was $124.9 million, or 53.7% of revenue, compared to $106.7 million, or 57.8% of revenue in the prior year period ended September 30, 2012.  The dollar increase in gross profit was primarily related to the increase in revenue.  The decrease in gross profit margin was due to lower margins on several newly launched products that have royalty or profit sharing arrangements with external development partners, particularly within the hospital drugs and injectables segment, and the impact of lower margin business generated by our Indian subsidiary.  The gross profit margin from our hospital drugs and injectables segment decreased to 57.8% for the nine months ended September 30, 2013 compared to 63.0% in the comparable prior year period due primarily to the increase in royalties and profit sharing payments referenced above.  The ophthalmic segment gross profit margin was 54.8% in the nine months ended September 30, 2013 compared to 58.4% in the prior year period.  This decline in margin was primarily due to a shift in product mix and pricing pressures for certain products, and the launch of a new product with a lower margin due to a profit-sharing arrangement.  The contract segment gross profit margin was 18.8% in the nine months ended September 30, 2013 compared to 27.5% in the corresponding prior year period.  This decline was primarily related to lower margin contract services business of AIPL, combined with increased operating costs related to the pursuit of U.S. FDA approval for its manufacturing plant.

Selling, general and administrative (“SG&A”) expenses were $39.1 million, or 16.8% of revenues, in the nine months ended September 30, 2013 compared to $33.6 million, or 18.2% of revenues, in the corresponding prior year period.  The $5.5 million increase in SG&A expenses was due to a number of factors, including an increase in employee headcount, particularly within our sales force, and increases in legal expenses, FDA fees and accounting and audit expenses.

Acquisition-related expenses in the nine months ended September 30, 2013 were $2.0 million compared to $9.2 million in the corresponding prior year period.  The current year expenses consisted of $1.5 million related to the announced Hi-Tech acquisition, and $0.5 million related to the Kilitch acquisition.  The prior year expense of $9.2 million included $6.7 million in fees paid and payable to the former owners of the Kilitch business for various services provided to Akorn, and $1.6 million in stamp duties for transfer of ownership of the land and buildings in Paonta Sahib, India to Akorn.

R&D expense was $15.9 million in the nine months ended September 30, 2013, an increase of $6.0 million, or 61.4%, over the prior year.  This increase was related to greater R&D activity in the current year, including expansion of our R&D staff size and capabilities as we moved into a new, larger R&D facility early in 2013, and increased activities with outside development partners.

Amortization of intangible assets was $5.0 million in the nine months ended September 30, 2013 compared to $5.1 million in the nine months ended September 30, 2012.  The decrease was due to declines in amortization of older intangible assets that became fully amortized, which more than offset the increase related to having nine months amortization of the AIPL intangible assets in the current year period versus seven months in the prior year period.

We recognized non-operating expenses of $6.8 million in the nine months ended September 30, 2013, compared to $7.2 million in the corresponding prior year period.  These expenses included cash and non-cash interest of $6.4 million and $6.6 million in the current year and prior year periods, respectively, nearly all of which was related to our 3.5% convertible senior notes due 2016.  Also included in each year was $0.6 million in amortization of deferred financing costs.

For the nine months ended September 30, 2013, our income tax provision was $20.5 million, calculated on an effective tax provision rate of 36.5%.  In the prior year period, we recorded a $15.3 million provision for income taxes, which also reflects an effective tax rate of 36.5%.  The provision rate in each period benefited slightly from prior period R&D tax credits, and was negatively impact by non-deductible acquisition-related expenses.

We reported net income of $35.7 million in the nine months ended September 30, 2013, representing a 15.3% margin on revenues.  In the prior year period ended September 30, 2012, we reported net income of $26.6 million, or 14.4% of revenue.  The current year increase in net income was primarily due to our revenue growth and a reduction in acquisition-related costs.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the nine month period ended September 30, 2013, we generated $42.4 million in cash flow from operating activities.  This operating cash flow was primarily the result of our net income of $35.7 million, non-cash expenses of $19.2 million, and a $2.9 million increase in trade accounts payable and other accrued expenses, partially offset by a $10.9 million increase in trade receivables, and a $4.6 million increase in inventory.  We used $8.4 million in cash for investing activities during the nine month period ended September 30, 2013, including $7.9 million used to acquire property, plant and equipment and $0.5 million invested in various drug product rights.  Financing activities generated $1.1 million in cash flow during the nine months ended September 30, 2013, of which $2.4 million was from employee stock option exercise proceeds and participation in the ESPP, and $1.2 million was from excess tax benefits realized from stock-based compensation awards, partially offset by $2.5 million in debt financing costs that were primarily related to the process of securing a $600 million term loan for the Hi-Tech acquisition.

During the nine month period ended September 30, 2012, we generated $21.3 million in cash from operations.  This operating cash flow was primarily due to net income of $26.6 million, non-cash expenses of $17.5 million and an $11.5 million increase in accrued expenses and other liabilities, partially offset by a $17.2 million increase in trade receivables, and a $13.1 million increase in inventory.  We used $70.0 million in cash in investing activities during the nine month period ended September 30, 2012, consisting of $55.2 million used to complete the Kilitch Acquisition, and $14.8 million used to acquire property, plant and equipment, primarily related to expenditures for the expansion of our Somerset, New Jersey manufacturing plant.  Financing activities generated $3.4 million in cash flow, of which $2.4 million was from excess tax benefits from stock-based compensation and $1.0 million was related to proceeds from the exercise of stock options and employee participation in our ESPP.

As of September 30, 2013, we had no outstanding loans under our credit facility with Bank of America N.A. (“B of A”) and one outstanding letter of credit in the amount of $0.5 million.  As of September 30, 2013, the total loan commitment under our credit facility with B of A was $20.0 million and our availability was $19.1 million.  On October 4, 2013, we entered into an amendment to our credit facility agreement with B of A which increased the total loan commitment to $60 million.

Liquidity and Capital Needs

On August 26, 2013, we entered into an Agreement and Plan of Merger to acquire Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) for a purchase price of approximately $640 million in cash, or $540 million net of Hi-Tech’s projected cash reserves at closing.  Concurrent with negotiating this acquisition, we obtained a loan commitment from JP Morgan Chase Bank, N.A. (“JP Morgan”) for a $600 million term loan to finance the acquisition (the “JPM Term Loan”) and a $75 million revolving credit facility (the “JPM Revolver”) to fund working capital needs and other corporate purposes. The JPM Term Loan is being syndicated to a number of investors.  As currently contemplated, the JPM Term Loan will mature in seven (7) years and accrue interest at a variable margin over either prime or LIBOR.  Full or partial prepayments of principal will be allowed. The JPM Revolver will carry a term of five years and a total loan commitment of $75 million, or up to $150 million at our election, if oversubscribed by participating lenders.  Our $60 million revolving Loan and Security Agreement with Bank of America, N.A. (the “B of A Credit Agreement”), as described below, will be terminated when we enter into a final JPM Revolver agreement.  (For full details regarding JP Morgan’s commitments to us regarding the JPM Term Loan and JPM Revolver, please refer to Exhibit 4 to the Schedule 13D we filed with the SEC on September 5, 2013.)

We anticipate entering into a final JPM Term Loan agreement during the quarter ending December 31, 2013, after JP Morgan completes the syndication. The loan itself will take place upon closing the Hi-Tech Acquisition. We believe that the $600 million term loan and the approximately $100 million of cash reserves expected to be on Hi-Tech’s balance sheet at closing will be sufficient to finance the Hi-Tech acquisition and all applicable deal-related costs.

We require certain capital resources in order to maintain and expand our business.  These capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and India.  As of September 30, 2013, we had $75.6 million in cash and cash equivalents, of which $72.6 million was in U.S. accounts and $3.0 million was in the accounts of our subsidiary in India.  We believe that our cash reserves, operating cash flows, the committed Hi-Tech Term Loan and availability under our credit facilities will be sufficient to finance the Hi-Tech acquisition and meet our cash needs for the foreseeable future.

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

Convertible Notes

On June 1, 2011, we completed an offering of $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”).  Please refer to Note 8 – Financing Arrangements for additional information about the Notes.

Credit Facility

On October 7, 2011, Akorn, Inc. and its domestic subsidiaries entered into the B of A Credit Agreement with Bank of America, N.A. and other financial institutions through which we obtained a $20.0 million revolving line of credit.  On October 4, 2013, the parties entered into an amendment increasing the total loan commitment under the revolving credit agreement to $60.0 million.  Please refer to Note 8 – Financing Arrangements for additional information about the B of A Credit Agreement.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note 2 — Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends Accounting Standards Codification (“ASC”) 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits. The revised guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted.  As this guidance relates to presentation only, the adoption of this guidance will not impact the Company’s financial position or results of operations.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This amendment requires an entity to present either parenthetically on the face of the financial statements or in the notes significant amounts reclassified from each component of accumulated other comprehensive income and the line item(s) affected by the reclassification.  An entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost.   For public companies, this amendment is effective for annual periods beginning after December 15, 2012, and for interim periods within those annual periods.  Adoption of ASU No. 2013-02 did not impact our financial position or results of operations, and did not have a significant effect on our financial reporting.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update aim to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill, must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Adoption of this amendment is not expected to have a material effect on our financial position or operating results.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2013, we were party to a $20.0 million revolving Credit and Security Agreement with Bank of America, N.A (the “B of A Credit Agreement”).  On October 4, 2013, the B of A Credit Agreement was amended to increase the total credit commitment from $20.0 million to $60.0 million.  Interest on borrowings under the B of A Credit Agreement is calculated at a premium above either the current prime rate or current LIBOR rates, exposing us to interest rate risk on such borrowings.  As of September 30, 2013, we had no outstanding loans under the B of A Credit Agreement.  We had a $0.5 million letter of credit outstanding under the B of A Credit Agreement as of September 30, 2013.  However, letters of credit issued under the B of A Credit Agreement are not subject to interest rate risk.

Our principal debt is related to our $120 million of 3.50% Senior Convertible Notes due 2016 (the “Convertible Notes”).  The Convertible Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity.  Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes.

We are subject to certain foreign exchange risk through our wholly-owned subsidiary, Akorn India Private Limited (“AIPL”). AIPL is an Indian subsidiary and transacts its domestic business in Indian rupees.  We maintain cash balances in India sufficient to fund our business activities there, and those balances are subject to foreign currency exchange risk.  Aside from risks related to currency translation rates between Indian rupees and U.S. dollars, our foreign exchange risk is limited due to the fact that our export sales from the U.S. to foreign countries are typically transacted in U.S. dollars.  We do acquire certain raw materials and other goods and services from worldwide sources.  To the extent we are billed in a currency other than U.S. dollars, we are subject to foreign exchange risk related to such purchases from suppliers in foreign countries.

Our financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The reported amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on its evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

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

On February 28, 2012, the Company, through its wholly-owned subsidiary, Akorn India Private Limited (“AIPL”), acquired selected assets of Kilitch Drugs (India) Limited (“KDIL”) (see Note 11 – Business Combinations). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded AIPL from its annual evaluation of internal control over financial reporting as of December 31, 2012. The Company will incorporate this acquisition into its annual report on internal control over financial reporting for its fiscal year ending December 31, 2013. As of September 30, 2013, AIPL’s total assets represented approximately 13.3% of the Company's consolidated total assets.  AIPL’s revenue represented 3.9% and 5.0% of the Company's consolidated revenues for the quarter and nine months ended September 30, 2013, respectively.

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

As previously disclosed in various reports filed with the SEC, in April 2012, Allergan Sales (“Allergan”) filed a lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement claims against the Company relating to the 0.4% ketorolac tromethamine formulation.  Sales of this product represented less than 1% of the Company’s sales during the nine months ended September 30, 2013.  Allergan sought unspecified monetary damages in this case.  The Company had asserted invalidity and non-infringement.  The Company and Allergan entered into a confidential settlement agreement, which will not have a material impact on the Company or its operations, and on September 28, 2013, the court entered an order dismissing the lawsuit.

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

Item 1A. Risk Factors.

Other than the risk factors described below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 1, 2013.

Failure to close on the acquisition of Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) due to our failure to secure financing, obtain regulatory approval for the acquisition, or for any other reason, would result in significant financial harm to the Company.

The Agreement and Plan of Merger (the “Merger Agreement”) among the Company, its wholly-owned subsidiary, Akorn Enterprises, Inc. and Hi-Tech contains termination rights that expose the Company to significant fees should the Hi-Tech acquisition fail to close.  The Merger Agreement provides that the Company will be required to pay Hi-Tech a termination fee of $41,639,000 if, on or prior to April 26, 2014, (i) the Merger Agreement is terminated by Hi-Tech as a result of a Financing Failure (as defined in the Merger Agreement) or (ii) the Merger Agreement is terminated as a result of a failure to obtain regulatory approval or clearance from the Federal Trade Commission (“FTC”) with respect to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “ HSR Act ”), or other applicable antitrust laws.  In certain circumstances, the Company has the right to extend the date on which the Merger Agreement automatically terminates to May 26, 2014.  In the event that the Company exercises such right and the Merger Agreement is terminated after April 26, 2014 for either of the reasons set forth in the first sentence of this paragraph, Akorn will be required to pay Hi-Tech a termination fee of $48,045,000.  Failure to close on the Hi-Tech acquisition and incurring these terminations fees would result in significant financial harm to the Company.

Before the acquisition may be completed, we must obtain approval of Hi-Tech shareholders and certain required regulatory approvals. On October 11, 2013, both parties received a request for additional information (commonly referred to as a “second request”) from the FTC in connection with the proposed merger. The effect of the second request is to extend the HSR waiting period until thirty days after the parties have substantially complied with the request, unless that period is terminated sooner by the FTC. The parties have been cooperating with the FTC staff since shortly after the announcement of the transaction and intend to continue to cooperate with the FTC to obtain timely clearance under HSR.

The FTC may impose conditions on the completion of the transaction or require changes to the terms of the transaction which may materially affect the anticipated benefits of the proposed acquisition. Such conditions or changes could have the effect of delaying completion of the transaction, causing the company to incur additional costs, placing operating restrictions on our business, requiring divestitures of products (including products in development stage and pending registrations) or otherwise limiting the revenues of the combined company, any of which may have an adverse effect on the combined company following the transaction. In addition, if we are required to make product divestitures, there can be no assurance that we will find a purchaser for product(s) and be able to negotiate an asset purchase agreement with such purchaser expeditiously or that the FTC will approve the proposed purchaser or the terms of such divestiture, which may potentially delay or derail the acquisition resulting in financial harm to the Company.

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

Date: November 12, 2013

EXHIBIT INDEX

Those exhibits marked with a (*) refer to exhibits filed herewith.  The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit
No.	Description

2.1
Agreement and Plan of Merger, dated as of August 26, 2013, by and among Akorn, Inc., Akorn Enterprises, Inc. and Hi-Tech Pharmacal Co., Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company on August 28, 2013.

3.1	By-Laws of Akorn, Inc., as amended effective October 4, 2013, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on October 10, 2013.

10.1
Joinder and Fourth Amendment to Loan and Security Agreement and Second Amendment to Pledge Agreement dated as of October 4, 2013 among Akorn, Inc., its domestic subsidiaries, and Bank of America, N.A., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 10, 2013.

10.2
Replacement Note dated as of October 4, 2013 in the principal amount of $60 million by Akorn, Inc. and its domestic subsidiaries in favor of Bank of America, N.A., filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on October 10, 2013.

10.3
First Amendment to Trademark Security Agreement dated as of October 4, 2013 among Akorn, Inc. and Advanced Vision Research, Inc. in favor of Bank of America, N.A., filed as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on October 10, 2013.

10.4
Debt Commitment Letter, dated as of August 26, 2013, from JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC to Akorn, Inc., filed as Exhibit 4 to Schedule 13D filed by the Company on September 5, 2013.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

99.1
Voting Agreement, dated as of August 26, 2013, by and among Akorn, Inc. and the stockholders of Hi-Tech Pharmacal Co., Inc. party thereto, filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on August 28, 2013.

101 *
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