Form 10-K
period 2013-12-31
AKORN INC
filed 2014-03-14
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2013 was approximately $742,940,000 based on the closing market price of $13.52 reported on the Nasdaq Stock Market LLC on Friday, June 28, 2013.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 3, 2014 was 96,652,900.

Documents incorporated by reference: Definitive Proxy Statement for the 2014 Annual Meeting incorporated by reference into Part III, Items 10-14 of this Form 10-K.

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

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business

Akorn, Inc. (“Akorn”, the “Company”) manufactures and markets a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  In addition, through our subsidiary Advanced Vision Research, Inc. (“AVR”), we manufacture and market a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye under the TheraTears® brand name, as well as a portfolio of private label OTC ophthalmic products.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives, vaccines, and controlled substances for pain management and anesthesia, among others.  Our customers include physicians, optometrists, hospitals, wholesalers, group purchasing organizations, retail pharmacy chains and other pharmaceutical companies.  Akorn, Inc. is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our corporate offices in Lake Forest, Illinois.  We operate pharmaceutical manufacturing facilities in Decatur, Illinois and Somerset, New Jersey, and in Paonta Sahib, Himachal Pradesh, India.  We also operate a Research and Development (“R&D”) center in Vernon Hills, Illinois and a distribution warehouse in Gurnee, Illinois.

In this annual report, we have reported results for three operating segments:  ophthalmic; hospital drugs & injectables; and contract services.  These three segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 7 under the heading “Results of Operations” and Item 8. Financial Statements and Supplementary Data, Note 12 — “Segment Information.”

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

We also market a line of over-the-counter (“OTC”) dry eye and other eye health products principally under the TheraTears® brand name, as well as an assortment of private-labeled ophthalmic products.  These products are sold through major chain drug stores and big box retailers, as well as directly to optometrists, ophthalmologists and other eye care practitioners and clinics.

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

Contract Services Segment. We manufacture a variety of pharmaceutical products for third party pharmaceutical customers based on their specifications from both our domestic and India manufacturing plants.

Manufacturing. We operate domestic U.S. manufacturing facilities in Decatur, Illinois and Somerset, New Jersey, and a foreign manufacturing facility in Paonta Sahib, Himachal Pradesh, India. (See Item 2. Properties, for more information.) Through these manufacturing facilities, we manufacture a diverse group of sterile pharmaceutical products, including dye products, liquid injectables, lyophilized injectables, gels, and ophthalmic solutions and ointments for our ophthalmic and hospital drugs & injectables segments. Our Somerset facility manufactures ophthalmic solutions and ointment products for our ophthalmic and contract services segments, and gels for our hospital drugs & injectables segment. Our Decatur manufacturing facility manufactures dye products, liquid injectables, lyophilized injectables and ophthalmic solutions for our ophthalmic, hospital drugs & injectables and contract services segments.  The manufacturing complex in Paonta Sahib, Himachal Pradesh, India manufactures sterile general injectables, sterile injectable and oral cephalosporins, sterile injectable carbapenems, and sterile injectable hormones.  The Paonta Sahib plant currently manufactures product for Indian contract customers and for export to Africa, Asia and other unregulated markets.  We are working toward obtaining approval from the U.S. Food and Drug Administration (“FDA”) to manufacture various products from this plant for export to the U.S., as well as approvals to supply other regulated markets.

Sales and Marketing. We rely on our sales and marketing teams to help us maintain and, where possible, increase our market share in our predominantly non-proprietary product offering.  Our sales organization consists of multiple teams, including: (1) regional outside sales teams focused on (a) ophthalmic sales and (b) injectable and other acute care sales; (2) an inside sales team focused on customers in smaller markets; and (3) a national accounts sales team focused on wholesale, retail pharmacy chain and group purchasing organization (“GPO”) markets. Our outside sales representatives sell ophthalmic products directly to retinal surgeons and ophthalmologists, and sell hospital drugs & injectables directly to local hospitals in order to support compliance and pull-through against GPO contracts. The inside sales team augments our outside sales teams in the sale of ophthalmic and hospital drugs & injectables products in markets where outside sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, retail pharmacy chains and GPOs that represent hospitals in the United States.  We also utilize contracted salespeople for maintaining and expanding the presence of our OTC ophthalmic products within major drugstore chains in the U.S. and other countries.   To support our sales efforts, we have a customer service team, as well as a marketing department focused on educating current and future customers about our product offerings and manufacturing capabilities.

     Research and Development.  We seek to continually grow our business by developing new products, either internally or with the assistance of external partners.  Internal R&D projects are managed at our new state of the art R&D facility located in Vernon Hills, Illinois.  The majority of product development activity takes place at the Vernon Hills facility, while our manufacturing plants in Decatur, IL, Somerset, NJ and Paonta Sahib, India, provide support for the latter phases of product development and exhibit batch production.  We believe that having our own centralized and dedicated R&D facility allows us to significantly increase the size of our product pipeline as well as shorten the time between project launch and filing with the FDA. We also continue to work with strategic partners for the external development of certain products.  As of December 31, 2013, we had 35 full-time employees directly involved in product research and development activities.

R&D costs are expensed as incurred. Such costs amounted to $19.9 million, $15.9 million and $11.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and includes both internal R&D expenses and milestone fees paid to our strategic partners.

We received two Abbreviated New Drug Application (“ANDA”) product approvals and one tentative ANDA approval from the FDA in 2013, five approvals in 2012 and one approval in 2011.  During 2013, we submitted 15 new filings to the FDA, increasing to 63 the number of our ANDA filings currently under review by the FDA Office of Generic Drugs. We plan to continue to submit additional ANDA filings on a regular basis in anticipation of selected pharmaceutical products coming off patent, thereby allowing us to compete by marketing generic equivalents. For more information, see “Government Regulation.”

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

 See “Government Regulation” and Item 1A. Risk Factors – “Our growth depends on our ability to timely develop and successfully market new pharmaceutical products.”

Mergers and Acquisitions. We actively seek to expand and enhance our business through strategic acquisitions.  We seek to acquire independently-operating businesses that we believe would complement our existing business and provide us opportunities for synergistic growth.

Hi-Tech Acquisition:

On August 27, 2013, we entered into a definitive agreement to acquire Hi-Tech Pharmacal Co, Inc. (“Hi-Tech”) for a total purchase price of approximately $640 million, or $43.50 per outstanding share of Hi-Tech common stock.  The acquisition was approved by vote of the shareholders of Hi-Tech on December 19, 2013, but is still subject to review by the Federal Trade Commission pursuant to provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  We expect the acquisition to close early in the second quarter of 2014.  Upon closing, Akorn Enterprises, Inc., a wholly-owned subsidiary of Akorn, Inc., will be merged with and into Hi-Tech, which will then be a wholly-owned subsidiary of Akorn, Inc.

Hi-Tech is a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription and OTC products.  Hi-Tech specializes in difficult to manufacture liquid and semi-solid dosage forms and produces and markets a range of oral solutions and suspensions, as well as topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gel products. Hi-Tech’s Health Care Products division is a developer and marketer of OTC products, and their ECR Pharmaceuticals subsidiary (“ECR”) markets branded prescription products.  Hi-Tech operates a manufacturing facility and corporate offices in Amityville, New York, and ECR maintains its corporate offices in Richmond, Virginia.

The goal of the acquisition of Hi-Tech is to strengthen Akorn’s current position as the third largest company in the U.S. generic ophthalmic market and to broaden our product offering to include other niche dosage forms such as oral liquids, topical creams and ointments, nasal sprays and otics. Also, this transaction is expected to significantly increase our retail presence in both prescription and OTC products, and expand our R&D pipeline.

We intend to fund the transaction principally through a $600 million term loan and through cash of Hi-Tech assumed through the acquisition.  As of January 31, 2014, Hi-Tech reported cash and cash equivalents of approximately $86 million, and we anticipate that Hi-Tech will have roughly $90 million of cash on its balance sheet at closing.  JPMorgan Chase Bank, N.A. has committed financing for the transaction.  The $600 million term loan was syndicated during the quarter ended December 31, 2013, and we anticipate entering into the loan agreement once the FTC review is completed and a closing date has been set.  (For additional information on the purchase agreement and committed financing please refer to our Current Report on Form 8-K filed on August 28, 2013 and our Schedule 13D filed on September 5, 2013.)

Kilitch Acquisition:

On February 28, 2012, we acquired selected assets of Kilitch Drugs (India) Limited (“Kilitch”) pursuant to a Business Transfer Agreement (“BTA”) between our subsidiary, Akorn India Private Limited (“AIPL”), and Kilitch signed on October 6, 2011 (the “Kilitch Acquisition”).  We paid approximately $60.1 million in cash at closing, which included consideration of $55.2 million and acquisition related costs of $4.9 million.  The primary assets acquired were Kilitch’s pharmaceutical manufacturing complex in Paonta Sahib, Himachal Pradesh, India and its ongoing book of business.  We also acquired pursuant to the BTA selected assets of NBZ Pharma Limited, a company affiliated with Kilitch, from which we acquired the rights to manufacture and distribute certain pharmaceuticals products.  The Paonta Sahib plant currently manufactures pharmaceutical products primarily for contract customers in India and for export to unregulated markets.  We are working actively toward gaining FDA approval to manufacture certain of our product at the Paonta Sahib plant for export to the U.S.  See Item 1A. Risk Factors — “Failure to obtain regulatory certification of our manufacturing plant in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets, could impair our ability to grow and adversely affect our business, financial condition and results of operations”  and “Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results” for more information.

AVR Acquisition:

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

Business Development.  In addition to our internal research and development, we also maintain a business development program that identifies potential product acquisition or product licensing opportunities. We have strategically focused our business development efforts on products that complement our existing product lines and which are expected to have few competitors.

Merck Products Acquisition:

On November 15, 2013, we acquired three ophthalmic products from Merck for $52.8 million in cash (the “Merck Products Acquisition”).  The products acquired were:

●	AzaSite® – (azithromycin ophthalmic solution), a prescription sterile eye drop solution used to treat bacterial conjunctivitis,
●
Cosopt® – (dorzolamide hydrochloride and timolol maleate ophthalmic solution), a prescription sterile eye drop solution that is used to lower the pressure in the eye (intraocular pressure) in people with open-angle glaucoma or ocular hypertension

●	Cosopt® PF – a preservative-free prescription version of Cosopt, supplied in sterile, single-use containers.

This acquisition expands our line of prescription ophthalmic products to include additional branded products, and is expected to provide a platform to support future acquisitions and in-licensing of branded pharmaceuticals.  Upon entering into the product acquisition agreement, we entered into supply agreements with Merck and a third party to ensure continued supply of the three products.  The Merck Products Acquisition included our acquisition of a Merck subsidiary corporation, Inspire Pharmaceuticals, Inc. (“Inspire”), which was and continues to be the holder of the product rights to AzaSite®. Inspire has significant net operating loss carry-forwards, which we expect to fully utilize as an offset against our future tax liabilities.

Lundbeck Products Acquisition:

On December 22, 2011, we acquired three NDAs from H. Lundbeck A/S (“Lundbeck”). On the date of closing of this acquisition (the “Lundbeck Acquisition”), we made an initial payment of $45.0 million and will owe a subsequent milestone payment of $15.0 million in cash on the third anniversary of the closing date.  The initial payment and the subsequent milestone payment are subject to a reduction if certain sales targets are not met in the first three years and the subsequent three years post-closing. The acquired portfolio consists of Nembutal®, a Schedule II controlled drug, Diuril® and Cogentin®. In addition, we signed a transition services agreement with Lundbeck to ensure product availability, and separately paid approximately $4.6 million for Lundbeck’s existing inventory of the three acquired products.  This acquisition provided us with three branded, hospital injectables to add to our portfolio.

We strategically partner with drug development and manufacturing companies throughout the world for the development of drug products that we believe will be complementary to our existing product offering, but for which we may lack the developing expertise and/or the manufacturing capacity or capabilities.  We may owe payments to these partners from time to time based on their achievement of development milestones, up to and including FDA approval of the product.  Frequently, our development partner will become the manufacturer of the product if and when FDA approval is received, and we may owe royalties or have other profit sharing arrangements with our development partner.

Patents, Trademarks and Proprietary Rights.  We consider the protection of our patents, trademarks and proprietary rights important to maintaining and growing our business.  Through our acquisitions, we have increased the number and importance of trademarks related to our products and product lines.  One of our acquired companies, AVR, maintains a line of OTC eye care products sold under trade names such as TheraTears® and SteriLid®, among others.  We are committed to maintaining and defending the trade names of AVR’s products, as they are important in supporting the success and growth of this business.  Through the Merck Products Acquisition, we also acquired rights to the trade names for the branded, prescription ophthalmic products AzaSite® and Cosopt®.  In addition, we maintain and defend trademarks related to a number of internally-developed products, as well as others acquired or licensed from other companies.

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

Employee Relations. As of December 31, 2013, we had 786 permanent, full-time employees and nine (9) part-time or temporary employees in the United States and 313 permanent and 354 temporary employees working for our subsidiary in India.  Of our full-time employees working in the U.S., 419 worked at our manufacturing facilities in Decatur, Illinois, 158 worked at our manufacturing facility in Somerset, New Jersey, 57 were field-based salespersons, 26 worked at our R&D facility in Vernon Hills, Illinois, and the remaining 135 worked in corporate support functions, either at our corporate offices in Lake Forest, Illinois or Ann Arbor, Michigan, or at our distribution facility in Gurnee, Illinois. We believe we have good relations with our employees.  None of our employees are represented by a collective bargaining agreement.

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

The companies that compete with our ophthalmic segment include Allergan Pharmaceuticals, Inc., Novartis, Valeant Pharmaceuticals International, Inc., Apotex and Sun Pharmaceuticals, among others.  The ophthalmic segment competes primarily on the basis of price and service.

The companies that compete with our hospital drugs & injectables segment include both generic and name brand companies such as Hospira, Inc., Teva Pharmaceutical Industries, Pfizer, Sagent Pharmaceuticals, Novartis, Fresenius-Kabi, Daiichi Sankyo, and Hikma. The hospital drugs & injectables segment competes primarily on the basis of price.

Suppliers and Customers. We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned. In addition, certain of the pharmaceutical products that we market are manufactured by third parties that serve as our only supplier of those products.  Any delays or failure of a contract manufacturing partner to supply finished goods timely or in adequate volume could impede our marketing of those products.

No supplier represented 10% or more of our purchases in 2013, 2012 or 2011.  See Item 1A. Risk Factors – “Many of the raw materials and components used in our products come from a single source” for more information.

In 2013, 2012 and 2011, a high percentage of our sales were to the three large wholesale drug distributors noted below.  These three wholesale drug distributors account for a large portion of our gross sales, net revenues and accounts receivable in our ophthalmic and hospital drugs & injectables business segments. The three large wholesale drug distributors are:

•	AmerisourceBergen Corporation (“AmerisourceBergen”);
•	Cardinal Health, Inc. (“Cardinal”); and
•	McKesson Drug Company (“McKesson”).

On a combined basis, these three wholesale drug distributors accounted for approximately 58% of our total gross sales and 41% of our net revenue in 2013, and 67% of our gross accounts receivable as of December 31, 2013. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates, promotions and product returns (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for more information).

The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2013, 2012 and 2011:

	2013			2012			2011
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
AmerisourceBergen	19%	14%	25%	19%	14%	29%	23%	23%	29%
Cardinal	23%	16%	26%	23%	17%	30%	27%	25%	34%
McKesson	16%	11%	12%	16%	11%	14%	16%	15%	9%
Combined Total	58%	41%	63%	58%	42%	73%	66%	63%	72%

AmerisourceBergen, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally speaking, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. Furthermore, AmerisouceBergen, Cardinal and McKesson have recently entered into strategic alliances with Walgreens, CVS Caremark and Rite-Aid, respectively.  Since Walgreens, CVS Caremark and Rite-Aid are customers for various of our products, the loss of our distributor relationship with any of the three large wholesalers could result in a reduction to our revenues.

We consider our business relationships with AmerisourceBergen, Cardinal and McKesson to be in good standing and have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A Risk factors – “We depend on a small number of distributors, the loss of any of which could have a material adverse effect” for more information.

Backorders. As of December 31, 2013, we had approximately $3.9 million of products on backorder as compared to approximately $0.8 million of backorders as of December 31, 2012. We anticipate filling all open backorders during 2014.

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

     We are subject to periodic inspections by the FDA and the DEA.  Throughout the five year period ended December 31, 2013, there have been no product interruptions associated with regulatory inspection or review activities.  The most recent inspections conducted during January/February 2013 at our Somerset, New Jersey plant and April / May 2013 at our Decatur, Illinois plant resulted in no regulatory actions.

Product Recalls. There were no recalls of any of our products during 2013, 2012 or 2011.

DEA Regulation. We also manufacture and distribute several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product.  There were no DEA citations issued to us in 2013, 2012 or 2011.

Environment. We do not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Foreign Sales. During 2013, 2012 and 2011, approximately $27.3 million, $29.4 million, and $5.3 million of our net revenue, respectively, was related to sales to customers in foreign countries.  Of our total foreign sales in 2013 and 2012, $15.8 million and $16.7 million, respectively, were generated by AIPL, our subsidiary in India, which exclusively sells product to customers in India and other unregulated world markets.

Seasonality and other Cyclical Sales Fluctuations. Most of our business segments do not experience significant seasonality.  We do market certain allergy products that typically generate higher sales volume in the warmer months, but these products do not materially impact our overall sales trends.  Additionally, we market various antidote products through our hospital drugs & injectables segment, the sales of which are largely timed to the expiration of existing stock held by our ongoing customers.  In addition, since the fourth quarter of 2012 we have been a distributor of Td vaccines, which tends to generate higher sales in spring through fall.

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

The Agreement and Plan of Merger (the “Merger Agreement”) among the Company, its wholly-owned subsidiary, Akorn Enterprises, Inc. and Hi-Tech contains termination rights that potentially expose the Company to significant fees should the Hi-Tech acquisition fail to close for certain reasons.  Pursuant to the Merger Agreement, the Company would be required to pay Hi-Tech a termination fee of $41,639,000 if, on or prior to April 26, 2014, (i) the Merger Agreement is terminated by Hi-Tech as a result of a Financing Failure (as defined in the Merger Agreement) or (ii) the Merger Agreement is terminated as a result of a failure to obtain regulatory approval or clearance from the Federal Trade Commission (“FTC”) with respect to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “ HSR Act ”), or other applicable antitrust laws.  In certain circumstances, the Company has the right to extend the date on which the Merger Agreement automatically terminates to May 26, 2014.  In the event that the Company exercises such right and the Merger Agreement is terminated after April 26, 2014 for either of the reasons set forth above, Akorn would be required to pay Hi-Tech a termination fee of $48,045,000.  Failure to close on the Hi-Tech acquisition and incurring these terminations fees would result in significant financial harm to the Company.

The shareholders of Hi-Tech have approved the transaction, but we must obtain clearance from the FTC before we can close on the acquisition. On October 11, 2013, both parties received a request for additional information (commonly referred to as a “second request”) from the FTC in connection with the proposed merger. The effect of the second request is to extend the HSR waiting period until thirty days after the parties have substantially complied with the request, unless that period is terminated sooner by the FTC. The parties have been cooperating with the FTC staff since shortly after the announcement of the transaction and intend to continue to cooperate with the FTC to obtain timely clearance under HSR.

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

Our growth depends on our ability to timely develop and successfully market new pharmaceutical products.

Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. We may fail to meet our anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that we have submitted or anticipate submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our strategic business alliance infrastructure. There can be no assurance that our strategic business alliance partners or we will successfully develop new pharmaceutical products or, if developed, that we will successfully commercialize these new pharmaceutical products. In addition, there can be no assurance that we will receive all necessary FDA approvals or that such approvals will not involve delays, which may adversely affect the commercial success of our products. Our failure to develop new products or to receive FDA approval of ANDAs or NDAs could have a material adverse effect on our business, financial condition and results of operations.

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

A small number of large wholesale drug distributors account for a significant portion of our gross sales, net revenues and accounts receivable. The following three wholesalers –AmerisourceBergen, Cardinal and McKesson – accounted for approximately 58% of total gross sales and 41% of total net revenues in 2013, and 67% of gross trade receivables as of December 31, 2013. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for end users, could have a material adverse impact on our revenue and results of operations. In particular, AmerisourceBergen, Cardinal and McKesson have entered into strategic drug purchasing alliances with Walgreens, CVS Caremark and Rite-Aid, respectively.  The chain drugstores are customers for a number of our products.  Therefore, the loss of our relationship with any of the three large wholesalers would likely result in the loss of revenue from sales to these drugstore chains.  A change in purchasing patterns or inventory levels, an increase in returns of our products, penalties assessed against us for failure to supply or failure to maintain service levels, delays in purchasing products and delays in payment for products by one or more of these distributors also could have a material adverse impact on our revenue, results of operations and cash flows.

Sales of our products may be adversely affected by the continuing consolidation of our customer base.

In addition to our sales to wholesale drug distributors detailed above, a significant proportion of our sales are made to relatively few retail drug chains and managed care purchasing organizations. These customers are continuing to undergo significant consolidation. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face. Additionally, the emergence of large buying groups representing independent retail pharmacies, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to extract price discounts on our products.

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

Federal and state government agencies regulate virtually all aspects of our business. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record keeping, distribution, storage and advertising of our products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Noncompliance with applicable United States and/or state or local regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, recommendations by the FDA against governmental contracts and criminal prosecution. Any of these could have a material adverse effect on our business, financial condition and results of operations. New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, recall, replacement or discontinuation of certain products, additional record keeping procedures and expanded documentation of the properties of certain products and additional scientific substantiation. Such changes or new legislation could have a material adverse effect on our business, financial condition and results of operations.  Certain of the regulatory risks that we are subject to are outlined below.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “Healthcare Act”). This health care reform legislation is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As examples, the current legislation include measures that would (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii)  extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) assess a 50% rebate on Medicaid Part D spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy an excise tax on certain drug and device manufacturers.

       While the aforementioned healthcare reform legislation may increase the number of patients who have insurance coverage for our products, such insurance mandate did not commence until January 2014, and the healthcare reform legislation also restructured and reduced payments to Medicare managed care plans and reduces reimbursements to many third-party payers. Accordingly, the timing on the insurance mandate, the change in the Medicaid rebate levels, the additional fees imposed on us to the extent we market branded drugs, other compliance obligations, and the reduced reimbursement levels to institutional customers may result in a loss of revenue and could adversely affect our business. While we will not know the full effects of this health care reform legislation until applicable federal and state agencies issue regulations or guidance under the new law and the new law has been fully implemented, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and to increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Healthcare Act was enacted. Congress passed the Budget Control Act of 2011 which, among other things, created measures for spending reductions by Congress, including a committee tasked with proposing legislation to reduce the federal deficit. The committee did not act, which triggered the legislation's automatic reduction to government programs.  Because of this legislation, Medicare reimbursement to providers was reduced overall by 2% beginning April 1, 2013.  This, and other new laws, may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

       If we fail to manage the integration of our domestic and international acquisitions and achieve expected synergies, our business could be disrupted and our operating results could be negatively impacted. The operating success of both our domestic and international acquisitions involves the integration of products, processes and personnel into our existing model. In addition, the integration of international acquisitions requires both establishing and training a local management team and overseeing the operations remotely, and can involve cultural, monetary and systems challenges. Our personnel, systems, procedures, or controls may not be adequate to support both our ongoing business and the acquired businesses. If any newly-acquired businesses require a disproportionate share of our resources and management’s attention, our overall financial results may suffer.

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

Availability under our Credit Agreement may be restricted if we fail to meet our covenant requirements and our current and prospective future debt obligations subject the Company to various risks.

       We are party to a revolving Credit Agreement with Bank of America, N.A., (the “Agent”) and other financial institutions (collectively with the Agent, the “BoA Lenders”) through which we obtained a $20.0 million revolving line of credit (the “BoA Credit Facility”), which includes a $2.0 million letter of credit facility.  On October 4, 2013, the BoA Credit Agreement was amended to increase the total credit commitment from $20.0 million to $60.0 million.  As of December 31, 2013, we had one outstanding letter of credit in the amount of $0.5 million and no outstanding loan balance under the BoA Credit Facility.

Availability under the BoA Credit Facility is equal to the lesser of (a) $60.0 million reduced by outstanding letter of credit obligations or (b) the amount of a Borrowing Base (as defined in the BoA Credit Agreement) determined by reference to the value of the borrowers’ eligible accounts receivable, eligible inventory and fixed assets as of the closing date and the end of each calendar month thereafter. The BoA Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on:  distributions; additional borrowings, liens and guarantees; additional investments and asset sales; and fundamental changes to corporate structure or organization documents. The financial covenants require the Company to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 during any period commencing on the date that an event of default occurs or availability under the BoA Credit Agreement is less than 15% of the aggregate BoA Lenders’ commitments under the BoA Credit Agreement. In addition, we must periodically provide to the Agent financial statements, compliance certificates and budget projections. Should we fail to maintain compliance with these covenants, availability under the Credit Agreement could be restricted which would negatively impact our liquidity and may require us to seek additional sources of capital in order to maintain our continuing operations or to fund growth opportunities.  Further, borrowings under the BoA Credit Facility are secured by all or substantially all of the Company’s assets.  If the Company defaults on its obligations to the BoA Lenders, the Agent may be able to foreclose upon its security interest and otherwise be entitled to obtain or control Company assets.

The Company expects to terminate the BoA Credit Facility on or about the time the merger transaction with Hi-Tech is completed.  At that time, the Company expects to enter into a credit facility and related arrangements with JP Morgan Chase whereby the Company would obtain a $600 million term loan to finance the acquisition and a $75 million revolving credit facility, which may be increased to $150 million under certain circumstances, to fund working capital needs and other corporate purposes.  A high level of indebtedness subjects us to a number of adverse risks, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations, comply with all required covenants, and ultimately to reduce our level of indebtedness will depend on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds to pay our debt obligations when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

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

In connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, we concluded there were certain material weaknesses in internal control over financial reporting related to identified control deficiencies in respect of completeness and accuracy of data used in the determination of significant estimates and accounting transaction, the process in place to support the accurate and timely reporting of financial results and disclosures, and certain insufficient segregation of duties.  Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected or corrected on a timely basis.

We are working to remediate the material weaknesses.  We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses, primarily through the continued development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel.  The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.  Although we plan to complete this remediation as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.  If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The inability to timely file periodic reports could result in the SEC revoking the registration of our common stock, which would prohibit us from listing or having our stock quoted on the NASDAQ Global Market or any other stock exchange. This would have an adverse effect on our business and stock price by limiting the publicly available information regarding us and greatly reducing the ability of our stockholders to sell or trade our common stock.

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

The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (i) successfully challenge our patents or proprietary rights; (ii) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed therefrom. Consequently, there can be no assurance that others will not independently develop pharmaceutical products similar to or rendering obsolete those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.  Additionally, our inability to successfully defend our existing patents against P IV challenges by competing drug companies could have a material adverse effect on our business, financial condition and results of operations.

Further, the majority of the drug products that we market are generics, with essentially no patent or proprietary rights attached. While this fact allowed us the opportunity to develop or to purchase and obtain FDA approval to market our generic products, it also allows competing drug companies to do the same. Should multiple additional drug companies choose to develop and market the same generic products that we actively market, our profit margins could decline, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2013, Dr. Kapoor beneficially owns approximately 30% of our common stock. As a result, Dr. Kapoor can strongly influence, and potentially control, the outcome of our corporate actions, including the election of our directors and transactions involving a change of control. This concentrated control limits other shareholders’ ability to influence corporate matters and, as a result, the Company may take actions that other shareholders do not view as beneficial. Further, decisions made by Dr. Kapoor with respect to his and his related parties’ ownership or trading of our common stock could have an adverse effect on the market value of our common stock and an adverse effect on our business.

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

The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products, or items within our products, may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. We have recalled products in the past and, based on this experience, believe that the occurrence of a recall could result in significant costs to us, potential disruptions in the supply of our products to our customers and adverse publicity, all of which could harm our ability to market our products. There were no product recalls initiated, and no patient impacts or costs associated with prior recalls, during 2013, 2012 or 2011.

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

      We currently have product liability insurance in the amount of $10,000,000 for aggregate annual claims with a $250,000 deductible per incident and a $1,250,000 aggregate annual deductible. However, there can be no assurance that such insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on our business, financial condition and results of operations.

The FDA may require us to stop marketing certain grandfathered drugs.

We market several generic prescription products which do not have formal FDA approvals because these products have been grandfathered. These products are non-application drugs that are manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed by industry prior to the 1962 Amendment of the FDC Act.  We marketed seven such products during 2013, generating net sales revenue of $30.2 million.  Following enactment of the FDC Act in 1938, drugs on the market prior to that time were exempted or “grandfathered” and manufacturers were not required to file an NDA. Recently, FDA has increased its efforts to force companies to file and seek FDA approval for grandfathered products. Efforts have included issuing notices to companies currently manufacturing these products to cease its distribution of said products.

On October 2, 2012, we received a warning letter from the FDA citing that we were manufacturing Pilocarpine Hydrochloride Ophthalmic Solution (“PHOS”), a long grandfathered drug, without an approved NDA. We fully cooperated with the FDA and discontinued selling PHOS. No enforcement action was initiated and no fines were assessed by FDA against us and the loss of revenue associated with the discontinuation of PHOS was immaterial.  Further, in the second quarter of 2012, we filed an ANDA for PHOS, which is currently under review by the FDA.

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

We manufacture drug products at one international and two domestic manufacturing facilities. Any one or more of these facilities may be forced to shut down or may be unable to operate at full capacity as a result of hurricanes, tornadoes, earthquakes, storms and other extreme weather events as well as strikes, war, violent upheavals, terrorist acts and other force majeure events. For example, our manufacturing plant in Somerset, New Jersey was shut down for approximately two weeks in October and November 2012 as a result of power outages and related business disruptions caused by Superstorm Sandy. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship drug products to the market on a timely basis, which may have a material adverse effect on our business, financial position and results of operations.

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

If the price per share of our common stock at the time of exercise or conversion of any warrants or stock options is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2013, holders of our outstanding warrants and options would receive 16,420,000 shares of our common stock at a weighted average exercise price of $3.00 per share. Any additional financing that we secure likely will require the granting of rights, preferences or privileges senior to those of our common stock which may result in substantial dilution of the existing ownership interests of our common shareholders.

Our earnings per share will be diluted if the average closing price of our common stock exceeds the conversion price (currently $8.76 per share) on our convertible Notes. In addition, the Notes become convertible if the closing trading price of our common stock exceeds 130% of the Conversion Price for any 20 of the last 30 trading days of any calendar quarter through the remaining term of the Notes. The Notes became convertible for the quarter ending on June 30, 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter.  If the Notes are surrendered for conversion, we have the option of satisfying all or a portion of our obligation in shares of our common stock, which could result in substantial dilution of the existing ownership interests of our common shareholders.

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

Our wholly-owned subsidiary, Akorn (New Jersey) Inc. leases a 50,000 square-foot facility in Somerset, New Jersey pursuant to a seven-year lease agreement that began on August 1, 2010. This lease allows us the option to renew for up to four additional 5-year periods beyond the initial expiration date of July 31, 2017.  The Somerset facility is used for drug manufacturing, research and development and administrative activities related to our ophthalmic and hospital drugs & injectables segments.

Our manufacturing facilities in Decatur, Illinois and Somerset, New Jersey are considered adequate to accommodate our current manufacturing needs.  At Somerset, we recently completed a project to expand our manufacturing capacity and continue to make capital improvements to accommodate both current demand and anticipated future growth opportunities.  In addition, we expect that our manufacturing plant in Paonta Sahib, India will eventually receive FDA approval to manufacture products for shipment to the U.S. market, helping to support our continued growth.

Our corporate headquarters and administrative offices consist of 34,000 square feet of leased space in an office building in Lake Forest, Illinois.  We maintain a leased space in Gurnee, Illinois, consisting of 74,000 square feet, to accommodate our product warehousing and distribution needs.  Both the Lake Forest lease and the Gurnee lease extend through March 2018.  In March 2013, we relocated our R&D operations from Skokie, Illinois to a 19,000-square foot leased facility in Vernon Hills, Illinois pursuant to an 89-month lease expiring April 30, 2020.  Our subsidiary, AVR, maintains their corporate offices in a 3,200-square foot leased facility in Ann Arbor, Michigan.

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

In April 2012, Allergan Sales (“Allergan”) filed a lawsuit alleging patent infringement claims against the Company relating to the 0.4% ketorolac tromethamine formulation.  Allergan sought unspecified monetary damages in this case.  The Company had asserted invalidity and non-infringement.  The Company and Allergan entered into a confidential settlement agreement which did not have a material impact on the Company or its operations, and on September 28, 2013, the court entered an order dismissing the lawsuit.

In April 2011, Inspire received a Notice Letter from Sandoz, Inc. (“Sandoz”) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Books for AzaSite. On May 26, 2011, Merck, InSite Vision Incorporated (“InSite”) and Pfizer filed a complaint against Sandoz and related entities in the district court of New Jersey alleging that their proposed product infringes the listed patents. On October 4, 2013, the court issued judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. Sandoz has appealed this decision. We intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, Inspire received a Notice Letter that Mylan Pharmaceuticals, Inc. (“Mylan”), had filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (the “Mylan Product”) prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Books for AzaSite. On June 14, 2013, Insite, Merck, Inspire and Pfizer filed a complaint against Mylan and a related entity alleging that their proposed product infringes the listed patents. We intend to vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock for the two most recent fiscal years and through a portion of the first quarter of our current fiscal year.  From February 7, 2007 to the date of this report, our common stock has been listed on the NASDAQ Global Market under the symbol “AKRX”.  Previously, from November 24, 2004 until February 6, 2007, our common stock was listed on the American Stock Exchange (currently known as the NYSE MKT) under the symbol “AKN.”

	High	Low
Year Ending December 31, 2014
1st Quarter (through March 3, 2014)	$28.00	$21.12
Year Ended December 31, 2013
4th Quarter	$26.16	$19.03
3rd Quarter	20.22	13.34
2nd Quarter	15.49	12.86
1st Quarter	14.70	12.44
Year Ended December 31, 2012
4th Quarter	$13.77	$11.73
3rd Quarter	16.87	11.99
2nd Quarter	16.09	10.53
1st Quarter	13.09	10.52

As of March 3, 2014, there were 96,652,900 shares of our common stock outstanding, held by approximately 361 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on March 3, 2014 was $24.10 per share.

We did not pay cash dividends in 2013, 2012 or 2011 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we may be restricted from making dividend payments pursuant to the terms of our $60.0 million revolving Loan and Security Agreement with Bank of America, N.A., and other financial institutions (see Note 6, Financing Arrangements).

We did not repurchase any shares of our common stock during the years 2013, 2012 or 2011.

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

The graph below compares the cumulative shareholder return on our common stock with the NASDAQ Stock Market (U.S.) Index, and the Nasdaq Health Care Index (ticker symbol: ^IXHC) over the last five years through December 31, 2013.  The graph assumes $100 was invested in our common stock, and also the two indices presented, at the end of December 2008 and that all dividends were reinvested during the subsequent five-year period.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Akorn, Inc., The NASDAQ Stock Market (U.S.) Index,
and the Nasdaq Health Care Index

DOLLARS
$1,000
$800
$600
$400
$200
$0
12-31-08
12-31-09
12-31-10
12-31-11
12-31-12
12-31-13
NASDAQ
Nasdaq Health Care Index
Akorn, Inc.

Total Return Chart	2008	2009	2010	2011	2012	2013
NASDAQ Stock Market (U.S.) Index	100	144	168	165	191	265
NASDAQ Health Care Index (^IXHC)	100	117	129	134	171	268
Akorn, Inc. (AKRX)	100	78	264	483	581	1,070

Item 6. Selected Financial Data

The following table sets forth selected summary historical financial data.  We have prepared this table using our consolidated financial statements for the five years ended December 31, 2013.  Our consolidated financial statements were audited by Ernst & Young LLP, independent registered public accounting firm, during each of the four years ended December 31, 2012, and were audited by KPMG LLP, independent registered public accounting firm, during the year ended December 31, 2013.  This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

	Years Ended December 31,
	2013	2012	2011	2010	2009
(In thousands, except per share data)
Revenues	$317,711	$256,158	$136,920	$86,409	$75,891
Gross profit	171,904	148,692	79,689	42,465	15,672
Operating income (loss)	88,204	68,756	33,266	11,272	(19,512)
Interest and other non-operating income (expense)	(5,309)	(11,256)	8,040	10,704	(5,792)
Pretax income (loss)	82,895	57,500	41,306	21,976	(25,304)
Income tax provision (benefit)	30,533	22,122	(1,707)	152	2
Net income (loss)	$52,362	$35,378	$43,013	$21,824	$(25,306)
Weighted average shares outstanding:
Basic	96,181	95,189	94,549	92,801	90,253
Diluted	113,898	110,510	103,912	99,250	90,253
PER SHARE:
Equity, per diluted share	$2.28	$1.82	$1.52	$0.87	$0.43
Net income (loss):
Basic	0.54	0.37	0.45	0.24	(0.28)
Diluted	0.46	0.32	0.41	0.22	(0.28)

Share Price: High	26.16	16.87	11.77	6.50	2.69
Low	12.44	10.52	4.87	1.27	0.73
BALANCE SHEET DATA:
Current assets	$168,856	$158,707	$155,949	$73,613	$26,069
Net property, plant & equipment	82,108	80,679	44,389	32,731	31,473
Total assets	431,805	369,565	307,145	111,116	68,759
Current liabilities, including debt in default	61,245	43,291	28,289	21,940	21,666
Long-term obligations, less current installments	110,380	125,193	120,648	2,424	8,456
Shareholders’ equity	260,180	201,081	158,208	86,752	38,637
CASH FLOW DATA:
Cash provided by (used in) operating activities	$57,326	$26,244	$19,657	$12,282	$(1,038)
Cash (used in) provided by investing activities	(66,874)	(75,501)	(95,034)	31,555	(1,397)
Cash provided by (used in) financing activities	3,118	6,366	117,716	(3,831)	2,989
Effect of changes in exchange rates	(173)	(290)	─	─	─
(Decrease)/increase in cash and cash equivalents	(6,603)	(43,181)	42,339	40,006	554

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.   We manufacture and/or offer products in various specialty areas, including ophthalmology, antidotes, anti-infectives, controlled substances for pain management and anesthesia, and vaccines, among others.  We also manufacture and market a line of over-the-counter (“OTC”) dry eye and eye health products under the brand name TheraTears®, as well as various private-labeled OTC products for major drugstore chains.

We have three identified operating segments:

▪	Ophthalmic – sales of diagnostic and therapeutic ophthalmic drugs and over-the-counter eye care products
▪	Hospital Drugs & Injectables – sales of diagnostic and therapeutic injectables and other hospital drugs, as well as biologics and vaccines
▪	Contract Services – sales of various drugs that we manufacture for others to be sold under their own brand names

Acquisitions:

Hi-Tech Pharmacal Co. Inc.

On August 27, 2013, we entered into a definitive agreement to acquire Hi-Tech Pharmacal Co, Inc. (“Hi-Tech”) for a total purchase price of approximately $640 million, or $43.50 per outstanding share of Hi-Tech common stock.  The acquisition has been approved by the shareholders of Hi-Tech, but is subject to review by the Federal Trade Commission pursuant to provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  We expect the acquisition to close early in the second quarter of 2014.  Upon closing, Akorn Enterprises, Inc., a wholly-owned subsidiary of the Company, will be merged with and into Hi-Tech, which will then be a wholly-owned subsidiary of the Company.

We believe that the Hi-Tech acquisition will strengthen Akorn’s current position as the third largest company in the U.S. generic ophthalmic market, and broaden the Company’s product offering to include other niche dosage forms such as oral liquids, topical creams and ointments, nasal sprays and otics. Also, this transaction is expected to significantly increase our retail presence in both prescription and OTC products, and expand our R&D pipeline.

Merck Product Acquisition

On November 15, 2013, we acquired from Merck the U.S. rights to three branded ophthalmic products – AzaSite®, Cosopt® and Cosopt® PF – for a cash purchase price of $52.8 million.  We began selling Cosopt® and Cosopt® PF during the fourth quarter of 2013 and began selling AzaSite® in the first quarter of 2014.  This acquisition is expected to strengthen our position as a leader in U.S. ophthalmology products and allows us to leverage our existing ophthalmic sales force and physician relationships.  The acquired products are anticipated to generate 2014 revenue in the range of $34 million to $38 million and be accretive to earnings.

New Product Development:

We continued the expansion of our product pipeline during 2013, as we submitted 15 new NDAs/ANDAs to the FDA in the year, bringing to 63 the total number of filings currently under FDA review.  During 2013, we received FDA approval on two ANDAs and tentative approval on another.  During the year, we also moved our R&D center from Skokie, Illinois to a new, larger facility in Vernon Hills, Illinois, just a few miles away from our corporate offices.  We continue to develop new products internally, as well as opportunistically partnering with other drug companies for products that we would not intend to manufacture ourselves.  R&D expense in 2013 was $19.9 million compared to $15.9 million in the prior year.

Revenue & Gross Profit:

Our revenue increased to $317.7 million in 2013, an increase of 24% over revenue of $256.2 million in 2012.  Of this $61.6 million increase, approximately 71% was related to new products released, approved or acquired since the start of 2012.  This includes progesterone capsules and tetanus-diphtheria vaccine (“Td vaccine”), which together accounted for $28.3 million of the revenue increase.  We also saw increased revenue from existing products, as we continue to increase our market penetration.  Our gross profit increased by $23.2 million in 2013.  Our overall gross profit margin was 54.1% in 2013 compared to 58.0% in 2012.  The lower margin is primarily due to an increase in sales of products that are not manufactured by us and/or which have profit sharing agreements with co-developers, along with increased competitive pricing pressure for certain products.

RESULTS OF OPERATIONS

For the years 2013, 2012 and 2011, we have identified and reported operating results for three distinct business segments:  Hospital drugs & injectables; Ophthalmic; and Contract services. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, is our CEO.  Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information.

The following table sets forth amounts and percentages of total revenue for certain items from our Consolidated Statements of Operations and our segment reporting information for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	2013		2012		2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Hospital drugs & injectables	$179,625	56.5%	$129,723	50.6%	$55,077	40.2%
Ophthalmic	114,515	36.1%	103,765	40.5%	68,591	50.1%
Contract services	23,571	7.4%	22,670	8.9%	13,252	9.7%
Total revenues	317,711	100.0%	256,158	100.0%	136,920	100.0%
Gross profit and gross margin percentage:
Hospital drugs & injectables	104,473	58.2%	83,413	64.3%	30,057	54.6%
Ophthalmic	63,481	55.4%	58,785	56.7%	43,054	62.8%
Contract services	3,950	16.8%	6,494	28.6%	6,578	49.6%
Total gross profit	171,904	54.1%	148,692	58.0%	79,689	58.2%
Operating expenses:
Selling, general & administrative expenses	53,508	16.8%	48,053	18.8%	32,392	23.7%
Research and development expenses	19,858	6.3%	15,858	6.2%	11,555	8.4%
Amortization of intangibles	7,422	2.3%	6,870	2.7%	1,733	1.3%
Acquisition-related costs	2,912	0.9%	9,155	3.6%	743	0.5%
Operating income	$88,204	27.8%	$68,756	26.8%	$33,266	24.3%

Net income	$52,362	16.5%	$35,378	13.8%	$43,013	31.4%

COMPARISON OF YEARS ENDED DECEMBER 31, 2013 AND 2012

Our revenues were $317.7 million in 2013, an increase of $61.6 million, or 24.0%, compared to 2012.  This increase in revenue was primarily from increased sales of new and revived products, defined as products that we began selling during 2012 or 2013, which accounted for approximately $48.5 million of the increase.  Sales of existing products accounted for $12.0 million of the increase, with a $14.7 million increase related to volume gains being partially offset by a $2.7 million decline from a slight reduction in average sale prices.  Business and product acquisitions accounted for an increase of $1.1 million, as new revenue from products acquired late in 2013 more than offset lower revenue from our subsidiary in India, in part due to weakening of the Indian rupee against the U.S. dollar.

In terms of reportable segments, 2013 revenues from our hospital drugs & injectables segment were $179.6 million, an increase of $49.9 million, or 38.5%, over the prior year.  This increase was primarily related to sales of new and revived products, with more than half of the $49.9 million increase attributable to progesterone capsules and Td vaccine.  Increased dollar sales of existing products accounted for approximately $6.4 million of the increase.  Ophthalmic segment revenues were $114.5 million, an increase of $10.8 million, or 10.4%, over the prior year.  Of the $10.8 million increase, approximately 42% was related to increases in OTC product sales of TheraTears branded products and private label products, while 19% was related to sales of products acquired late in 2013 from Merck.  The remainder was from increased sales of existing products.  Contract services revenue was $23.6 million in 2013, an increase of $0.9 million, or 4.0%, over the prior year.  An increase of $1.8 million in domestic contract services revenue was partially offset by a $0.9 decrease in revenue of our subsidiary in India, in part due to unfavorable changes in currency exchange rates.

Our 2013 revenues of $317.7 million was net of adjustments totaling $210.9 million for chargebacks, rebates, administration fees, returns, discounts and allowances, and coupons and advertising.  Chargeback and rebate expense for 2013 was $183.4 million, or 34.7% of gross revenue, compared to $112.2 million, or 29.0% of gross revenue, in 2012.  The $71.2 million increase in chargeback and rebate expense was due to higher gross sales volume and increases in WAC for various products in 2013.  The increase in chargeback and rebate expense as a percentage of gross sales was attributable to an overall increase in the gap between WAC and contract price.  Our products returns provision in 2013 was $5.0 million, or 0.9% of gross sales, compared to $3.8 million, or 1.0% of gross sales, in 2012.  The slight decrease in percentage was due to favorable historical product return trends.

Our consolidated gross profit for 2013 was $171.9 million, or 54.1% of revenue, compared to $148.7 million, or 58.0% of revenue, in 2012.  This $23.2 million, or 15.6%, increase in gross profit was principally due to our revenue growth from new and revived products.  The decrease in our overall gross profit margin was primarily due to the fact that a significant percentage of our revenue growth was in products that are contract manufactured and which may also involve margin sharing arrangements with development partners.  Pricing pressure for various products was also a contributing factor to the overall decrease in gross profit margin.  The gross profit margin from sales of hospital drugs & injectables was 58.2% in 2013 compared to 64.3% in 2012.  Our sales growth in this segment was heavily weighted toward products that are manufactured by third parties and have profit sharing arrangements, resulting in a decrease in the overall gross profit margin of the segment.  Pricing pressures on certain existing products also contributed to the margin contraction.  The gross profit margin on ophthalmic segment sales was 55.4% in 2013 compared to 56.7% in the prior year.  This slight decrease was due to a variety of factors, including an increase in sales or products subject to margin sharing arrangements with development partners, and pricing pressure on certain products, and introduction of new, lower margin products.  The gross profit margin on contract services decreased to 16.8% in 2013 from 28.6% in 2012 primarily due to lower margins generated by our Indian subsidiary, which increased its manufacturing infrastructure costs in preparation for obtaining FDA certification.

     Total operating expenses were $83.7 million in 2013, an increase of $3.8 million, or 4.7%, over the prior year.  Increases in selling, general and administrative (“SG&A”) expenses, R&D expenses and amortization of intangibles were partially offset by a decline in acquisition-related expenses.

Selling, general and administrative (“SG&A”) expenses were $53.5 million in 2013, an increase of $5.4 million, or 10.1%, over the prior year expense of $48.1 million.  The $5.4 million increase included a $1.5 million increase related to expanding our sales force, an increase of $1.0 million in FDA fees and a $1.0 million increase in legal costs, including settlements.  As a percentage of sales, SG&A expenses declined to 16.8% compared to 18.8%, evidence of an improved leveraging of sales.

Research and development (“R&D”) expenses were $19.9 million in 2013, an increase of $4.0 million over the R&D expense of $15.9 million recorded in the prior year.  This increase was related to the continued growth in our investment in R&D.  Among the largest components of the increase in expense were a $1.0 million increase in R&D exhibit batch expense and a $0.7 million increase in FDA fees.

Amortization of intangibles consists of the amortization of NDA and ANDA drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through business combinations.  Amortization of intangibles was $7.4 million in 2013 compared to $6.9 million in 2012.  This increase of $0.5 million was primarily related to the fourth quarter acquisition of three ophthalmic products from Merck.

We recorded $2.9 million of acquisition-related costs during 2013 compared to $9.2 million in 2012.  Of the current year expenses, $1.7 million was related to the Hi-Tech acquisition, $0.5 million was related to milestone achievement payments to the former owners of the business we acquired from Kilitch Drugs (India) Limited, and $0.7 million was related to the Merck Product Acquisition and other acquisition activities.  In the prior year, acquisition-related expenses were exclusively related to the Kilitch acquisition.

Amortization of deferred financing costs totaled approximately $0.8 million in both 2013 and 2012.  The expense in each year was related to amortizing the deferred financing costs related to our Notes and our BoA Credit Facility.

Total interest expense was $8.6 million in 2013 compared to $10.4 million in the prior year.  In 2013, we recorded non-cash interest expense of $4.6 million compared to $6.4 million of non-cash interest in the prior year.  Our non-cash interest expense was related to the debt discount on our Notes and to the change in fair value of our additional consideration of $15 million payable to Lundbeck in December 2014 related to our acquisition of various injectable products from them in December 2011.  The year to year decline was primarily related to a decrease in interest accrued on the Lundbeck additional consideration.  Our net cash interest expense in each year principally consisted of interest payable on our Notes.

In the fourth quarter of 2013, we recorded a $3.7 million gain from our “bargain purchase” of three ophthalmic products from Merck.  The bargain purchase was largely derived from the excess of the fair value of acquired net deferred tax assets over their economic value as calculated by discounting their future cash flows.  We also recognized income of $0.2 million in relation to foreign currency forward contracts designed to hedge future capital expenditures at AIPL against strengthening of the Indian rupee against the U.S. dollar.

COMPARISON OF YEARS ENDED DECEMBER 31, 2012 AND 2011

Our revenues were $256.2 million in 2012, an increase of $119.2 million, or 87.1%, compared to 2011. This increase in revenue was related to a number of factors, including the acquisitions, sales of new and revived products and increased sales of existing products.  Of the $119.2 million increase in revenues, $67.1 million was related to business combinations and products acquisitions completed since the start of 2011, $45.1 million was from a combination of newly-approved products and re-launch  products in response to more favorable market conditions, and $9.3 million was related to sales volume increases for continuing products, partially offset by a $2.3 million reduction attributable to price changes on continuing products.

In terms of reportable segments, 2012 revenues from our hospital drugs & injectables segment were $129.7 million, an increase of $74.6 million, or 135.5%, over the prior year.  The increase was principally attributable to sales of products acquired through the Lundbeck acquisition, and sales of newly-approved and revived products.  Ophthalmic segment revenues were $103.8 million, an increase of $35.2 million, or 51.3% over the prior year.  The three main factors contributing to this increase were sales from new and revived products, a full year’s revenue from the AVR acquisition, and sales increases from existing ophthalmic products.  Contract services revenue was $22.7 million in 2012, an increase of $9.4 million, or 71.1%, over the prior year.  This increase was related to the $16.7 million revenue generated from the Kilitch Acquisition, partially offset by a decline in U.S. contract business of $7.3 million due to a shift in manufacturing toward Akorn products.

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

Our consolidated gross profit for 2012 was $148.7 million, or 58.0% of revenue, compared to $79.7 million, or 58.2% of revenue, in 2011.  This gross profit increase of $69.0 million, or 86.6%, was principally due to our revenue growth from acquisitions, new product introductions and product revivals.  The slight decrease in overall profit margin was due to lower margin business, such as the contract revenue of Akorn India, which offset higher-margin business, such as the sales of products acquired through Lundbeck Acquisition.  The gross profit margin on ophthalmic segment sales was 56.7% in 2012 compared to 62.8% in 2011, this decline being primarily attributable to increased sales of over-the-counter ophthalmic products by our subsidiary, AVR, which was acquired in May 2011. The gross profit margin on hospital drugs & injectables increased to 64.3% in 2012 from 54.6% in 2011 primarily due to the higher gross margin on the Lundbeck products.  The gross profit margin on contract services decreased to 28.6% in 2012 from 49.6% in 2011 primarily due to lower margin business from our Indian subsidiary.

Selling, general and administrative (“SG&A”) expenses were $48.1 million in 2012, an increase of $15.7 million, or 48.3%, over the prior year SG&A expenses of $32.4 million.  This increase was due primarily to compensation-related costs resulting from higher headcount supporting our growth, operating expenses associated with our India operations that were acquired during the first quarter of 2012 and marketing costs associated with our AVR business.  As a percentage of sales, SG&A expense was 18.8%, down from 23.7% in 2011.

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

In 2012, we recorded non-cash interest expense of $6.4 million compared to $2.1 million in prior year.  Our non-cash interest expense was related to the debt discount on our Notes and to the change in fair value of our contingent consideration payable related to the acquisition of Lundbeck products.

Cash interest expense was $4.0 million in 2012 compared to $2.3 million in 2011.  Our cash interest in each year was principally related to the Notes, which were issued effective June 1, 2011.

We are a 50% partner in Akorn-Strides LLC (the “Joint Venture Company”), which we account for using the equity method.  During 2011, we recorded $14.6 million of equity in income from this unconsolidated joint venture, of which $13.4 million was related to our share of the gain from Joint Venture Company’s sale of its ANDAs to Pfizer on December 29, 2010, and the remaining $1.2 million was from the Joint Venture Company’s operations.  The Joint Venture Company essentially ceased operations in 2011 and no income was recorded in 2012.

In 2011, we recorded a non-operating expense of $0.2 million related to an option agreement we entered into to protect ourselves from a negative movement in the foreign exchange rate between U.S. dollars and Indian rupees.  We entered into this option agreement in October 2011 following our entry into an agreement to buy certain assets from Kilitch in India, as the purchase price for the Kilitch Acquisition was established in Indian rupees.  We incurred no similar expenses in 2012.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As of December 31, 2013, we had cash and cash equivalents of $34.2 million, which is $6.6 million lower than our cash and cash equivalents balance of $40.8 million as of December 31, 2012.  This decrease in cash and cash equivalents was primarily related to the $52.8 million we used to acquire three branded ophthalmic products from Merck in the fourth quarter of 2013, and the $11.6 million spent to acquire property, plant and equipment, more than offsetting our positive operating cash flow for the year.  Our net working capital was $107.6 million at December 31, 2013 compared to $115.4 million at December 31, 2012.  This $7.8 million decrease in working capital closely paralleled our decrease in cash during the year.

During 2013, we generated $57.3 million in cash flow from operations.  This positive operating cash flow was primarily the result of our net income of $52.4 million and non-cash expenses of $19.2 million, partially offset by a $14.3 million increase in accounts receivable and a $3.8 million increase in inventory.  In 2012, we generated $26.2 million in positive cash flow from operations.  This positive operating cash flow was primarily the result of our net income of $35.4 million and non-cash expenses of $20.6 million, partially offset by a $23.9 million increase in accounts receivable and a $15.4 million increase in inventory.

In 2013, we used $66.9 million cash in investing activities.  Of this total, $55.5 million was used for product acquisitions, including $52.8 million used to acquire three branded ophthalmic products from Merck, and $11.6 million was used to acquire property, plant and equipment.  These uses of cash were partially offset by $0.2 million received in distribution from our non-consolidated Joint Venture Company.  In the prior year, we used $75.5 million in investing activities, of which $54.2 million was used to complete the Kilitch Acquisition in February of 2012 and $20.5 million was used to acquire property, plant and equipment, principally as part of the expansion project at our Somerset, New Jersey manufacturing plant.

Financing activities generated $3.1 million in cash during 2013, which included $6.1 million generated from stock option exercises and participation in the employee stock purchase plan (“ESPP”), partially offset by $3.0 million in debt financing costs.   During 2012, we generated $6.4 million in cash through financing activities, all of which was related to stock option exercises and participation in the ESPP.

Liquidity and Capital Needs

On August 26, 2013, we entered into an Agreement and Plan of Merger to acquire Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) for a purchase price of approximately $640 million in cash, or $550 million net of Hi-Tech’s projected cash reserves at closing.  Concurrent with negotiating this acquisition, we obtained a loan commitment from JP Morgan Chase Bank, N.A. (“JP Morgan”) for a $600 million term loan to finance the acquisition (the “JPM Term Loan”) and a $75 million revolving credit facility (the “JPM Revolver”) to fund working capital needs and other corporate purposes. The JPM Term Loan was syndicated to a number of investors during the fourth quarter of 2013.  As negotiated, the JPM Term Loan will mature in seven (7) years and accrue interest at a variable margin over either prime or LIBOR.  Full or partial prepayments of principal will be allowed. The JPM Revolver will carry a term of five (5) years and a total loan commitment of $75 million, or up to $150 million at our election, if oversubscribed by participating lenders.  Our $60 million revolving Loan and Security Agreement with Bank of America, N.A. (the “B of A Credit Agreement”), as described below, will be terminated when we enter into a final JPM Revolver agreement.  (For further details regarding JP Morgan’s commitments to us regarding the JPM Term Loan and JPM Revolver, please refer to Exhibit 4 to the Company’s Schedule 13D filed with the SEC on September 5, 2013.)

JP Morgan completed syndication of the loan in the quarter ended December 31, 2013.  We expect that the JPM Term Loan agreement will be signed after we receive FTC clearance for the Hi-Tech Acquisition and once a closing date has been agreed upon by the parties. The loan itself will take place upon closing the Hi-Tech Acquisition. We believe that the $600 million term loan and the approximately $90 million of cash reserves expected to be on Hi-Tech’s balance sheet at closing will be sufficient to finance the Hi-Tech acquisition and all applicable deal-related costs.

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and India.  We believe that our cash reserves, operating cash flows, the committed Hi-Tech Term Loan and availability under our credit facilities will be sufficient to finance the Hi-Tech acquisition and meet our cash needs for the foreseeable future.

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

The Notes may be converted at any time prior to the close of business on the business day immediately preceding December 1, 2015 only  under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2011, if the closing sale price of the our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes per $1,000 principal amount of Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2015 until the close of business on the business day immediately preceding the stated maturity date, holders may surrender all or any portion of their Notes for conversion at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, at our option, cash, shares of our common stock, or a combination thereof.  We may not redeem the Notes prior to the maturity date.  If a fundamental change (as defined in the Indenture) occurs prior to the stated maturity date, holders may require us the purchase for cash all or a portion of their Notes. The Notes became convertible for the second quarter of 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter.

The Company recorded the following expenses in relation to the Notes during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Interest expense at 3.50% coupon rate	$4,200	$4,200	$2,450
Debt discount amortization	4,113	3,828	2,109
Deferred financing cost amortization	744	692	382
	$9,057	$8,720	$4,941

Credit Facilities:

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (as defined above, the “BoA Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “BoA Lenders”) through which we obtained a $20.0 million revolving line of credit (as defined above, the “ BoA Facility”), which includes a $2.0 million letter of credit facility.  On October 4, 2013, the parties entered into an amendment increasing the total loan commitment under the revolving credit agreement to $60.0 million.  The BoA Facility matures in March 2016.  We may early terminate the BoA Lenders’ commitments under the BoA Facility upon 90 days’ notice to the Agent at any time after the first year.

Under the terms of the BoA Credit Agreement, amounts outstanding will bear interest at our election at (a) LIBOR or (b) the bank’s Base Rate (which is the greatest of: (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.0%), plus an applicable margin, which margin is based on the consolidated fixed charge coverage ratio of Akorn, Inc. and its subsidiaries from time to time. Additionally, the Borrowers will pay an unused line fee of 0.250% per annum on the unused portion of the BoA Facility.  Interest and unused line fees will be accrued and paid monthly.  In addition, with respect to any letters of credit that may be issued, the Borrowers will pay: (i) a fee equal to the applicable margin times the average amount of outstanding letters of credit, (ii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit, and (iii) any additional fees incurred by the applicable issuer in connection with issuing the letter of credit.  During an event of default, any interest or fees payable will be increased by 2% per annum.

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

As of December 31, 2013, we had availability on our line of credit of $59.1 million.  As of that date, there was one outstanding letter of credit in the amount of approximately $0.5 million and there were no outstanding loans.

EJ Funds Credit Facility

On January 7, 2009, we entered into a Credit Agreement (the “GE/EJ Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”) to replace our previous credit agreement with Bank of America which expired on January 1, 2009.  Pursuant to the GE/EJ Credit Agreement, the Lenders agreed to extend loans to us under a revolving credit facility up to an aggregate principal amount of $25.0 million (the “Credit Facility”).  On February 19, 2009, GE Capital applied a reserve against availability which effectively reduced availability to $5.5 million, which was the outstanding balance at that time. On March 31, 2009, the GE/EJ Credit Agreement was assigned to EJ Funds, L.P., a company controlled by the Chairman of our Board of Directors.  Various subsequent amendments increased the loan commitment to $10.0 million, and reduced the number of financial covenants we were required to meet.  The GE/EJ Credit Agreement was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the GE/EJ Credit Agreement.  On June 17, 2011, we elected to early terminate the GE/EJ Credit Agreement.  There was no early termination fee upon termination of the GE/EJ Credit Agreement.

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

Preferred Stock and Warrants

Kapoor Warrants

During 2009, we granted various warrants to acquire our common stock (the “Kapoor Warrants”) to EJ Funds and the Kapoor Trust, companies controlled by the Chairman of our Board of Directors, Dr. John N. Kapoor.  These warrants were issued in relation to the modification to various financing and other agreements, including the GE/EJ Credit Agreement, whereby our Chairman, through entities he controls, provided financing to the Company in its time of need.  Each of the Kapoor Warrants is scheduled to expire five years after its grant date, if not exercised.

The fair value of each of the Kapoor Warrants was calculated at their grant dates using the Black-Scholes option pricing model.  From their grant dates until June 28, 2010, the Kapoor Warrants were classified as current liabilities on our consolidated balance sheets and adjusted quarterly to reflect changes in their calculated fair values.  Increases in fair value, or decreases in fair value to, but not below, their initial calculated fair values, were recorded as non-operating expenses or income in our condensed consolidated statements of operations for the applicable periods.  We classified the fair value of the Kapoor Warrants as a current liability in accordance with ASC 815-40-15-3, Derivatives and Hedging, (formerly EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock). This was the result of a requirement in the Registration Rights Agreement – entered into among the Kapoor Trust, EJ Funds and us on August 17, 2009 – that the shares to be issued upon exercise of the warrants be registered shares, which cannot be absolutely assured.

On June 28, 2010, we entered into an Amended and Restated Registration Rights Agreement (the “Amended Agreement”) with Dr. Kapoor which modified certain terms related to our obligation to obtain and maintain registration of any shares issued pursuant to exercise of the Kapoor Warrants.  The Amended Agreement still requires us to use “commercially reasonable efforts” to file a registration statement pursuant to Rule 415 of the Securities Act of 1933 (“Registration Statement”) for any shares of common stock that may be issued under the applicable warrant agreements, and to maintain the continuous effectiveness of such Registration Statement.  However, the Registration Rights Agreement has been amended to explicitly state that in the event that we, after using good faith commercially reasonable efforts, are not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants will be deemed acceptable and a net cash settlement will not be required.

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

The following table provides summarized information about the Kapoor Warrants as of December 31, 2013:

Granted To:	Grant Date	Warrants Granted	Exercise Price	Book Value ($000s)

EJ Funds	Apr.13, 2009	1,939,639	$1.11	$4,829
Kapoor Trust	Apr.13, 2009	1,501,933	$1.11	3,740
EJ Funds	Aug.17, 2009	1,650,806	$1.16	4,127
Kapoor Trust	Aug.17, 2009	2,099,935	$1.16	5,250
		7,192,313		$17,946

CONTRACTUAL OBLIGATIONS

In order to support the continued increase in the number of relevant and marketable pharmaceutical products that we market and sell, we will from time to time partner with outside firms for the development of selected products.  These development agreements frequently call for the payment of “milestone payments” as various steps in the process are completed in relation to product development and submission to the FDA for approval.  The dollar amount of these payments is generally fixed contractually, assuming that the required milestones are achieved.  However, the timing of such payments is contingent based on a variety of factors and is therefore subject to change.  The amounts disclosed in the below table under the caption “Strategic Partners – Contingent Payments” represents our best estimate of the amount and expected timing of the “milestone payments” and other fees we expect to pay to outside development partners based on our current contractual agreements with them.  These milestone payments are accrued as liabilities on our balance sheets once the milestones have been achieved.

On December 22, 2011, we entered into the Lundbeck Agreement through which we acquired the NDA rights to three branded, off-patent drugs.  In addition to an initial cash payment of $45.0 million, the Lundbeck Agreement committed us to paying additional consideration of $15.0 million in cash on the third anniversary of the agreement date, assuming that subsequent sales of the applicable products achieved certain targets.  We believe it is probable that these targets will be reached and that the additional consideration will be paid when due.  This liability has been recorded on our books at the initial discounted value of $11.3 million, which considers both the time value of money and the slight possibility that less than the full amount will ultimately become due. At December 31, 2013 the liability was $14.7 million.

As more fully described under Item 2, Properties, we lease the facilities that we occupy in Gurnee, Lake Forest and Vernon Hills, Illinois, as well as in Ann Arbor, Michigan, and in Somerset, New Jersey.  We also lease various pieces of office equipment at these facilities, as well as at our manufacturing plant in Decatur, Illinois.  Our remaining obligations under these leases are summarized in the table below.

As of December 31, 2013, our principal outstanding debt obligation was related to our Notes.  We had no outstanding loans under our BoA Credit Agreement at December 31, 2013 or any time since we entered into this agreement on October 7, 2011.

The following table details our future contractual obligations as of December 31, 2013 (in thousands):

Description	Total	2014	2015	2016	2017	2018	2019 and beyond
3.5% convertible senior notes due 2016	$120,000	$—	$—	$120,000	$—	$—	$—
Interest payable – 3.5% convertible notes	10,500	4,200	4,200	2,100	—	—	—
Contingent consideration – acquisitions	15,000	15,000	—	—	—	—	—
Inventory purchase commitments	24,735	12,368	12,367	—	—	—	—
Leases	8,603	1,973	1,970	2,000	1,791	529	340
Strategic partners – contingent payments 1	5,322	4,524	598	200	—	—	—
Total:	$184,160	$38,065	$19,135	$124,300	$1,791	$529	$340

1	Note the Strategic Partner Payments are estimates which assume that various contingencies and market opportunities occur in 2014 and beyond

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

Set forth below are the historical estimates of the percentage of sales that are subject to chargebacks that we used during each quarterly period in the three years ended December 31, 2013:

Year Ended December 31,	Q1	Q2	Q3	Q4

2013	90.0%	90.0%	90.0%	90.0%
2012	98.5%	98.5%	95.0%	90.0%
2011	98.5%	98.5%	98.5%	98.5%

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

The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2013, 2012, and 2011, we recorded chargeback and rebate expense of $183.4 million, $112.2 million and $68.1 million, respectively. The allowances for chargebacks and rebates were $12.9 million and $13.5 million as of December 31, 2013 and 2012, respectively.  The current year decline in our allowance for chargebacks and rebates was primarily due to a reduction in the number of days’ inventory of our products held by the major drug wholesalers as of December 31, 2013 compared to December 31, 2012.

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

For the years ended December 31, 2013, 2012 and 2011, we recorded a net provision for product returns of $5.0 million, $3.8 million and $2.7 million, respectively.  The year-over-year increases in the product returns provision was related to our increase in sales in the applicable periods.  As of December 31, 2013 and 2012, our allowances for product returns were $8.2 million and $8.4 million, respectively.

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

For the years ended December, 31, 2013 and 2012, we recorded provisions for coupons and promotions totaling $4.5 million and $3.0 million, respectively.  As of December 31, 2013 and 2012, the balance in our reserve for coupons and promotions was $0.7 million and $0.8 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, our net provisions for doubtful accounts have been insignificant, equaling less than $0.1 million in each year.  As of December 31, 2013, we had $6.1 million of accounts receivable that was past due, of which $0.8 million was past due for greater than 60 days.

Allowance for Slow-Moving and Obsolete Inventory

Inventories are stated at the lower of cost (average cost method) or market. We maintain an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”).  For finished goods inventory, we estimate the amount of inventory that may not be sold prior to its expiration or is slow-moving based upon recent sales activity by unit and wholesaler inventory information. We also analyze our raw material and component inventory for slow moving items.  For the years ended December 31, 2013, 2012 and 2011, we recorded a provision for inventory obsolescence in cost of sales of $2.1 million, $2.4 million, and $0.6 million, respectively. The allowance for inventory obsolescence/NRV was $2.9 million and $2.2 million as of December 31, 2013 and 2012, respectively.

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

Acquisition-related costs are costs incurred by us to effect a business combination. We account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received.  During the years ended December 31, 2013, 2012 and 2011, we recorded acquisition-related costs of $2.9 million, $9.2 million and $0.7 million, respectively.

Warranty Liability

The product warranty liability was related to a ten-year expiration guarantee on injectable radiation antidote products (“DTPA Products”) sold to HHS in 2006. We had been performing yearly stability studies for this product and, if the annual stability did not support the ten-year product life, we would have been obliged to replace the product at no charge. Our supplier, Hameln Pharmaceuticals, was to share one-half of this cost if the product did not meet the stability requirement. If the product testing confirmed the ten-year stability for the DTPA Products, we would not incur a replacement cost and this reserve would be eliminated with a corresponding reduction to cost of sales after the ten-year period.

During the quarter ended June 30, 2013, Hameln and we terminated and settled our contractual relationship related to our marketing of DTPA products supplied by Hameln.  As part of the settlement arrangement, we were released from our remaining product warranty obligations.  Accordingly, during the quarter ended June 30, 2013, we reversed our $1.3 million product warranty reserve and recognized a corresponding reduction to cost of sales.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the tax and book basis of assets and liabilities, as well as net operating loss and other tax credit carry-forwards.  Our deferred tax assets and liabilities are measured using the enacted tax rates that will likely be in effect when the book-to-tax differences are expected to reverse. We record a valuation allowance to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Intangible Assets

Our intangible assets consist primarily of goodwill, trademarks and customer relationships acquired through business acquisitions and product licensing rights obtained through our acquisition of ANDAs and NDAs from other pharmaceutical companies.  Goodwill is deemed to be an indefinite-lived asset and is not amortized.  Our other intangible assets are deemed to be finite-lived and are amortized on a straight-line basis over estimated useful lives, which range from 4 to 30 years. Intangible assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of the asset may not be recoverable.

We recorded amortization expense of $7.4 million, $6.9 million, and $1.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, in relation to our intangible assets.  Accumulated amortization was $39.1 million and $31.9 million at December 31, 2013 and 2012, respectively.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. We use widely accepted valuation techniques to determine the fair value of our reporting units used in our annual goodwill impairment analysis. Our valuation is primarily based on qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. We modeled the fair value of the reporting unit based on actual projected earnings and cash flows of the reporting unit. The goodwill of our contract services operating segment relates to the acquisition of certain assets of Kilitch Drugs (India) Limited on February 28, 2012 by our wholly-owned subsidiary, Akorn India Private Limited (“AIPL”).  We performed an assessment of the goodwill of AIPL as of October 1, 2013 and determined that there was no impairment. The goodwill of our ophthalmic operating segment relates to our acquisition of Advanced Vision Research, Inc. on May 4, 2011.  We conducted an annual impairment test of our ophthalmic segment goodwill on October 1, 2013 and determined that the fair value of this operating segment exceeded its carrying value and, therefore, concluded that there was no impairment .

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update aim to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this amendment did not, and is not expected to, have a material effect on our financial position or operating results.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2013, our principal debt obligation was related to our Notes.  Interest accrues at a fixed rate of 3.50% on the outstanding principal amount of the Notes and is paid semi-annually every June 1st and December 1st until the Notes mature on June 1, 2016.  Since the interest rate is fixed, we have no market risk related to the Notes.

Our revolving Credit and Security Agreement with Bank of America, N.A. calls for interest to accrue based on a premium above either the current prime rate or current LIBOR rates.  Therefore, borrowings pursuant to this revolving credit facility would be subject to market risk.  However, as of December 31, 2013, we had no outstanding loans and therefore no market risk related to this revolving credit facility.

We acquired the principal manufacturing facility and ongoing business of Kilitch, an Indian pharmaceutical company on February 28, 2012.  Accordingly, we are subject to foreign exchange risk based on changes in the exchange rate between U.S. dollars and Indian rupees.  Additionally, the business we acquired from Kilitch is itself subject to foreign exchange risk related to certain of its export sales to unregulated markets in Africa, Asia and elsewhere, which are typically denominated in U.S. dollars rather than the local currency, Indian rupees.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Based on the closing price of our common stock at the end of 2013, the fair value of our Notes was approximately $341.3 million compared to their face value of $120.0 million as of December 31, 2013.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

At December 31, 2013, the bulk of our cash and cash equivalents balance was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in Part II, Item 8 of this Form 10-K.

INDEX:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akorn, Inc.

We have audited the accompanying consolidated balance sheet of Akorn, Inc. and subsidiaries (Akorn, Inc.) as of December 31, 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year then ended. We also have audited Akorn, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Akorn, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of Akorn Inc.’s annual report on Form 10-K for the year ended December 31, 2013. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Akorn Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to 1) the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions, 2) the process in place to support the accurate and timely reporting of the financial results and disclosures, and 3) insufficient segregation of duties, have been identified and included in management’s assessment (Item 9A).  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Akorn, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2013, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akorn, Inc.

We have audited the accompanying consolidated balance sheet of Akorn, Inc. as of December 31, 2012, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Akorn, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP
Chicago, Illinois
March 1, 2013

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands,
 Except Share Data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,178	$40,781
Trade accounts receivable, net	64,998	51,017
Inventories, net	55,982	52,495
Deferred taxes, current	7,945	9,190
Prepaid expenses and other current assets	5,753	5,224
TOTAL CURRENT ASSETS	168,856	158,707
PROPERTY, PLANT AND EQUIPMENT, NET	82,108	80,679
OTHER LONG-TERM ASSETS
Goodwill	29,831	32,159
Product licensing rights, net	115,900	63,654
Other intangibles, net	14,605	16,731
Deferred financing costs, net	5,676	3,078
Long-term investments	10,006	10,299
Deferred taxes, non-current	1,643	930
Other	3,180	3,328
TOTAL OTHER LONG-TERM ASSETS	180,841	130,179
TOTAL ASSETS	$431,805	$369,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$22,999	$21,784
Purchase consideration payable, current	14,728	—
Accrued compensation	7,692	7,533
Accrued royalties	6,004	5,768
Accrued administration fees	2,544	2,204
Accrued expenses and other liabilities	7,278	6,002
TOTAL CURRENT LIABILITIES	61,245	43,291
LONG-TERM LIABILITIES
Long-term debt	108,750	104,637
Purchase consideration payable, non-current	—	16,113
Deferred taxes – non-current	—	1,991
Product warranty liability	—	1,299
Lease incentive obligations and other long-term liabilities	1,630	1,153
TOTAL LONG-TERM LIABILITIES	110,380	125,193
TOTAL LIABILITIES	171,625	168,484
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 96,569,186 and 95,844,012 shares issued and outstanding at December 31, 2013 and 2012	239,235	226,035
Warrants to acquire common stock	17,946	17,946
Retained earnings (accumulated deficit)	15,366	(36,996)
Accumulated other comprehensive loss	(12,367)	(5,904)
TOTAL SHAREHOLDERS’ EQUITY	260,180	201,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$431,805	$369,565

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	Year ended December 31,
	2013	2012	2011
REVENUES	$317,711	$256,158	$136,920
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	145,807	107,466	57,231
GROSS PROFIT	171,904	148,692	79,689

Selling, general and administrative expenses	53,508	48,053	32,392
Research and development expenses	19,858	15,858	11,555
Amortization of intangibles	7,422	6,870	1,733
Acquisition-related costs	2,912	9,155	743
TOTAL OPERATING EXPENSES	83,700	79,936	46,423
OPERATING INCOME	88,204	68,756	33,266

Amortization of deferred financing costs	(842)	(782)	(1,948)
Interest expense, net	(8,649)	(10,474)	(4,392)
Equity in earnings of unconsolidated joint venture	80	—	14,550
Bargain purchase gain	3,707	—	—
Other non-operating income (expense), net	395	—	(170)
INCOME BEFORE INCOME TAXES	82,895	57,500	41,306
Income tax provision (benefit)	30,533	22,122	(1,707)
CONSOLIDATED NET INCOME	$52,362	$35,378	$43,013
CONSOLIDATED NET INCOME PER COMMON SHARE:
BASIC	$0.54	$0.37	$0.45
DILUTED	$0.46	$0.32	$0.41
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER COMMON SHARE:
BASIC	96,181	95,189	94,549
DILUTED	113,898	110,510	103,912

COMPREHENSIVE INCOME:
Consolidated net income	$52,362	$35,378	$43,013
Foreign currency translation loss	(6,463)	(5,904)	—
COMPREHENSIVE INCOME	$45,899	$29,474	$43,013

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
(In Thousands)

			Warrants	Retained
			to acquire	Earnings	Other
	Common Stock		Common	(Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit)	Loss		Total

BALANCES AT DECEMBER 31, 2010	93,975	$182,466	$19,673	$(115,387)	$—		$86,752
Consolidated net income	—	—	—	43,013	—		43,013
Exercise of stock warrants	365	3,454	(1,727)	—	—		1,727
Exercise of stock options	454	867	—	—	—		867
Employee stock purchase plan issuances	129	220	—	—	—		220
Restricted stock awards	15	17	—	—	—		17
Equity portion of convertible notes offering	—	20,470	—	—	—		20,470
Stock-based compensation expense	—	5,142	—	—	—		5,142
BALANCES AT DECEMBER 31, 2011	94,938	$212,636	$17,946	$(72,374)	$—		$158,208
Consolidated net income	—	—	—	35,378	—		35,378
Exercise of stock options	806	1,511	—	—	—		1,511
Employee stock purchase plan issuances	71	368	—	—	—		368
Restricted stock awards	29	351	—	—	—		351
Stock-based compensation expense	—	6,681	—	—	—		6,681
Foreign currency translation loss	—	—	—	—	(5,904)		(5,904)
Excess tax benefit – stock compensation	—	4,488	—	—	—		4,488
BALANCES AT DECEMBER 31, 2012	95,844	$226,035	$17,946	$(36,996)	$(5,904	) (	$201,081
Consolidated net income	—	—	—	52,362	—		52,362
Exercise of stock options	630	2,634	—	—	—		2,634
Employee stock purchase plan issuances	61	588	—	—	—		588
Restricted stock awards	34	579	—	—	—		579
Stock-based compensation expense	—	6,471	—	—	—		6,471
Foreign currency translation loss	—	—	—	—	(6,463)		(6,463)
Excess tax benefit – stock compensation	—	2,928	—	—	—		2,928
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	$17,946	$15,366	$(12,367)		$260,180

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31,
	2013	2012	2011

OPERATING ACTIVITIES:
Consolidated net income	$52,362	$35,378	$43,013
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	14,476	11,455	5,246
Amortization of deferred financing fees	842	782	1,948
Amortization of unfavorable contract liability	(1,905)	(635)	—
Non-cash stock compensation expense	7,050	7,032	5,159
Non-cash interest expense	4,634	6,436	2,109
Non-cash gain on bargain purchase	(3,707)	—	—
Non-cash settlement of product warranty liability	(1,299)	—	—
Deferred tax assets, net	2,091	67	(4,411)
Excess tax benefit from stock compensation	(2,928)	(4,488)	—
Equity in earnings of unconsolidated joint venture	(80)	—	(14,550)
Changes in operating assets and liabilities:
Trade accounts receivable	(14,277)	(23,856)	(13,581)
Inventories	(3,797)	(15,447)	(9,307)
Prepaid expenses and other current assets	(648)	(5,689)	(183)
Trade accounts payable	1,975	4,489	2,546
Accrued expenses and other liabilities	2,537	10,720	1,668
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,326	26,244	19,657
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments	(55,482)	(55,047)	(87,412)
Purchases of property, plant and equipment	(11,642)	(20,454)	(11,503)
Distributions from unconsolidated joint venture	250	—	3,881
NET CASH USED IN INVESTING ACTIVITIES	(66,874)	(75,501)	(95,034)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	120,000
Debt financing costs	(3,032)	—	(5,098)
Net proceeds from common stock offering and warrant exercises	—	—	1,727
Excess tax benefit from stock compensation	2,928	4,488	—
Proceeds under stock option and stock purchase plans	3,222	1,878	1,087
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,118	6,366	117,716
Effect of changes in exchange rates on cash and cash equivalents	(173)	(290)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,603)	(43,181)	42,339
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,781	83,962	41,623
CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,178	$40,781	$83,962

See notes to the consolidated financial statements.

AKORN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Basis of Presentation

Business: Akorn, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  In addition, through its subsidiary Advanced Vision Research, Inc. (“AVR”), the Company manufactures and markets a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye, eyelid hygiene and macular degeneration primarily under the TheraTears® brand name, as well as marketing various private-labeled OTC eye care products to various major drug chains.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, including ophthalmology, antidotes, anti-infectives, vaccines, and controlled substances for pain management and anesthesia, among others.  The Company operates pharmaceutical manufacturing plants in the U.S. at Decatur, Illinois and Somerset, New Jersey, and internationally at Paonta Sahib, Himachal Pradesh, India, as well as a central distribution warehouse in Gurnee, Illinois, an R&D center Vernon Hills, Illinois and corporate offices in Lake Forest, Illinois.  Customers of the Company’s products include physicians, optometrists, wholesalers, chain drug stores, group purchasing organizations and their member hospitals, alternate site providers, wholesalers, distributors, and other pharmaceutical companies.

Note 2 — Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of AIPL have been translated from Indian rupees to U.S. dollars based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable.  The Company has no involvement with variable interest entities.

The Company is a 50% owner of a dormant joint venture, Akorn-Strides, LLC (the “Joint Venture Company”) (See Note 17.).  The Company and its strategic partner each have equal voting rights and shared operational control.  Accordingly, the Company accounts for its investment in the Joint Venture Company using the equity method of accounting.  The Company’s proportionate share of the Joint Venture Company’s income has been recorded under the caption “Equity in earnings of unconsolidated joint venture” in the Company’s consolidated statements of operations.  The Joint Venture Company sold all of its abbreviated new drug application (“ANDA”) rights to Pfizer, Inc. in December 2010 and ceased operations during 2011.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates and assumptions for the Company relate to the allowances for doubtful accounts, chargebacks, rebates, product returns and coupons and promotions, and the reserve for slow-moving and obsolete inventories, the carrying value and lives of intangible assets, the useful lives of fixed assets, the carrying value of deferred income tax assets, the assumptions underlying share-based compensation and accrued but unreported employee benefit costs.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when purchased to be cash and cash equivalents.  At December 31, 2013 and 2012, approximately $2.7 million and $3.2 million of cash held by our India operations as of those respective dates was restricted, and was reported within other long term assets.

Accounts Receivable: Trade accounts receivable are stated at their net realizable value.  The nature of the Company’s business involves, in the ordinary course, significant judgments and estimates relating to chargebacks, coupon redemption, product returns, rebates, discounts given to customers and allowances for doubtful accounts.  Depending on the products, the end-user customers, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are recorded as deductions to the Company’s trade accounts receivable.

Unless otherwise noted, the provisions and allowances for the following customer deductions are reflected in the accompanying consolidated financial statements as reductions of revenues and trade accounts receivable, respectively.

Chargebacks and Rebates: The Company enters into contractual agreements with third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction of gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

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

Set forth below are the Company’s historical estimates of the percentage of sales that are subject to chargebacks that were used during each quarterly period in the three years ended December 31, 2013:

Year	Q1	Q2	Q3	Q4

2013	90.0%	90.0%	90.0%	90.0%
2012	98.5%	98.5%	95.0%	90.0%
2011	98.5%	98.5%	98.5%	98.5%

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

The recorded allowances reflect the Company’s current estimate of the future chargeback and rebate liabilities to be paid or credited to its wholesaler and other customers under the applicable contracts and programs. For the years ended December 31, 2013, 2012 and 2011, the Company recorded chargeback and rebate expense of $183.4 million, $112.2 million, and $68.1 million, respectively. The allowance for chargebacks and rebates was $12.9 million and $13.5 million as of December 31, 2013 and 2012, respectively.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases.  Historical factors such as one-time events as well as pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in a sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded a net expense for product returns of $5.0 million, $3.8 million and $2.7 million, respectively.  The Company’s allowance for potential product returns was $8.2 million and $8.4 million at December 31, 2013 and 2012, respectively.

Allowance for Coupons and Promotions: The Company issues coupons from time to time redeemable against our TheraTears® eye care products.  Upon release of coupons into the market, the Company records an estimate of the dollar value of coupons expected to be redeemed.  This estimate is based on historical experience and is adjusted as needed based on actual redemptions.   In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales of our products. Upon confirmation that a promotion was run, the Company accrues an estimate of the dollar amount expected to be owed back to the retailer.  This estimate is trued up upon receipt of invoice from the retailer.

     For the years ended December, 31, 2013, 2012 and 2011, the Company recorded provisions for coupons and promotions totaling $4.5 million, $3.0 million and $1.9 million, respectively.  As of December 31, 2013 and 2012, the balances in the Company’s reserve for coupons and promotions were $0.7 million and $0.8 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, the Company recorded net provisions for doubtful accounts that were insignificant in amount, at less than $0.1 million in each year.

As of December 31, 2013, the Company had a total of $6.1 million of past due gross accounts receivable, of which $0.8 million was more than 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers, based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.  Accounts are written off once all reasonable collections efforts have been exhausted and/or when facts or circumstances regarding the customer (i.e. bankruptcy filing) indicate that the chance of collection is remote.

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

For the Company’s treatment of advertising and promotional expenses paid to customers, costs are expensed as incurred in accordance with ASC 605-50, Customer Payments and Incentives.

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note 4 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items. For the years ended December 31, 2013, 2012 and 2011, the Company recorded a provision for inventory obsolescence/NRV of $2.1 million, $2.4 million, and $0.6 million, respectively. The allowances for inventory obsolescence were $2.9 million and $2.2 million as of December 31, 2013 and 2012, respectively.

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

At December 31, 2013, the Company established a reserve of $1.0 million related to R&D raw materials that are not expected to be utilized prior to expiration.  At December 31, 2012, the Company had approximately $0.8 million in inventory for generic drugs under development which have not yet received FDA approval, the entire balance of which had been reserved, as the Company deemed it unlikely that the products would receive FDA approval far enough in advance of expiration to be sellable.

 Intangible Assets: Intangible assets consist primarily of goodwill, which is carried at its initial value, subject to evaluation for impairment, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from four (4) years to thirty (30) years.  Accumulated amortization was $39.1 million and $31.9 million at December 31, 2013 and 2012, respectively.  Amortization expense was $7.4 million, $6.9 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company regularly assesses its intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.  If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

     Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company modeled the fair value of the reporting unit based on actual projected earnings and cash flows of the reporting unit. The Company performed its annual impairment test on October 1, 2013 and determined that the fair value of its reporting unit exceeded its carrying value and, therefore, no impairment charge was necessary.

Changes in goodwill during the two years ended December 31, 2013 were as follows (in thousands):

Goodwill
December 31, 2011	$11,863
Acquisitions	22,613
Impairments	─
Foreign currency translation	(2,317)
December 31, 2012	$32,159
Acquisitions	─
Impairments	─
Foreign currency translation	(2,328)
December 31, 2013	$29,831

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2013 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross		Net	Weighted Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Amortization Period
Product licensing rights	$151,504	$(35,604)	$115,900	9.8 years
Trademarks	9,500	(844)	8,656	27.4 years
Customer relationships	6,166	(1,528)	4,638	9.8 years
Non-Compete	2,428	(1,117)	1,311	2.2 years
	$169,598	$(39,093)	$130,505

Changes in intangible assets during the two years ended December 31, 2013 were as follows (in thousands):

	Product licensing rights	Trademarks	Customer Relationships	Non-Compete Agreements
December 31, 2011	$67,822	$9,289	$3,727	$ ─
Acquisitions	1,100	─	2,560	2,743
Amortization	(5,268)	(317)	(705)	(580)
Foreign currency translation	─	─	6	8
December 31, 2012	$63,654	$8,972	$5,588	$2,171
Acquisitions	57,969	─	─	─
Amortization	(5,723)	(316)	(740)	(643)
Foreign currency translation	─	─	(210)	(217)
December 31, 2013	$115,900	$8,656	$4,638	$1,311

The amortization expense of acquired intangible assets for each of the following five years will be as follows (in thousands):

Year ending December 31,	Amortization Expense
2014	$15,996
2015	15,388
2016	14,862
2017	14,345
2018	14,262

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives or lease terms. Depreciation expense was $7.1 million, $4.6 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The amortization of assets under capital leases is included within depreciation expense. The following table sets forth the average estimated useful lives of the Company’s property, plant and equipment, by asset category:

Asset category	Depreciable Life
Buildings	30 years
Leasehold improvements	18 years
Furniture and equipment	10 years
Automobiles	5 years
Computer hardware and software	5 years

Net Income Per Common Share: Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options, warrants and convertible securities using the treasury stock and if converted methods.  Anti-dilutive shares excluded from the computation of diluted net income per share for 2013, 2012 and 2011 include 975,000, 581,000 and 1,560,000 shares, respectively, related to options, warrants and convertible securities.

Income Taxes: Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and net operating loss and other tax credit carry-forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

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

-
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.  The market value of the Company’s forward contracts to hedge against changes in currency translation rates between U.S. dollars and Indian rupees is a Level 2 asset.

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

The following table summarizes the basis used to measure the fair values of the company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,178	$34,178	$—	$—
Foreign currency forward contracts	208	—	208	—
Total assets	$34,386	$34,178	$208	$—

Purchase consideration payable	$14,728	$—	$—	$14,728
Total liabilities	$14,728	$—	$—	$14,728

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$40,781	$40,781	$—	$—
Total assets	$40,781	$40,781	$—	$—

Purchase consideration payable	$14,208	$—	$—	$14,208
Total liabilities	$14,208	$—	$—	$14,208

 The carrying amount of the purchase consideration payable was initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  The purchase consideration payable is related to the Company’s obligation to pay additional consideration related to the acquisition of selected assets from H. Lundbeck A/S (“Lundbeck”) on December 22, 2011.  The underlying obligation was long-term in nature, and therefore was discounted to present value based on an assumed discount rate.  The additional consideration of $15.0 million, contingently payable to Lundbeck on December 22, 2014, was initially discounted to $11.3 million based on a discount rate of 10.0%, and subsequently adjusted in final acquisition accounting to $11.6 million based on applying a 9.0% discount rate.  At December 31, 2012, the Company performed an evaluation of the fair value of this liability based on utilizing significant unobservable inputs to derive a discount rate of 2.75%, and determined that the appropriate discounted value was $14.2 million.  Accordingly, the Company recorded non-cash interest expense of $2.6 million during 2012 to accrue the carrying value of the contingent payment liability to $14.2 million as of December 31, 2012.  At December 31, 2013, the Company once again evaluated the fair value based on utilizing significant unobservable inputs and derived a discount rate of 1.85%, determining that the appropriate discounted value was $14.7 million.  The fair value of the liability is based upon the likelihood of achieving the underlying revenue targets and a derived cost of debt based on the remaining term.

The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and reaffirmed this determination as of December 31, 2012 and December 31, 2013.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income.

The purchase consideration payable to Lundbeck was classified as a long-term liability on the Company’s consolidated balance sheet as of December 31, 2012.  This liability was reclassified as a current liability on the Company’s a consolidated balance sheet as of December 31, 2013, since the $15.0 million payment will be due in less than a year from that date.

  The Company entered into three non-deliverable forward contracts in October 2013 to hedge planned capital expenditures at AIPL against unfavorable trends with regard to currency translation rates between U.S. dollars (“USD”) and Indian rupees (“INR”).  The three forward contracts were based on future anticipated investments of USD $3.3 million on each of April 2, 2014, July 3, 2014 and September 30, 2014 in the Company’s subsidiary in India, Akorn India Private Limited (“AIPL”).  These forward contracts include projected currency translation rates between INR and USD.  Any difference between the actual and projected foreign currency translations rates on the respective settlement dates will result in payment from the bank to the Company, or vice versa, as the case may be.  As of December 31, 2013, the bank provided the Company with a report of the fair market value of the forward contracts.  Due to strengthening of the Indian rupee against the U.S. dollar, the contracts had a positive fair value to the Company of $0.2 million as of December 31, 2013.  The Company recorded this gain in fair value as “other income” in its consolidated statements of comprehensive income and has included the asset value within “prepaid expenses and other current assets” in its consolidated balance sheet.

As of December 31, 2013 and 2012, the Company was carrying long-term investments valued at $10.0 million and $10.3 million, respectively.  The underlying assets are cost-basis investments for which fair value is not readily determinable.

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

The assumptions used in estimating the fair value of the warrants at June 28, 2010 were as follows:

Expected Volatility	79.7%
Expected Life (in years)	3.8 – 4.1
Risk-free interest rate	1.8%
Dividend yield	—

The following table provides summarized information about the Kapoor Warrants as of December 31, 2013:

Granted To:	Grant Date	Warrants Granted	Exercise Price	Book Value ($000s)

EJ Funds	Apr.13, 2009	1,939,639	$1.11	$4,829
Kapoor Trust	Apr.13, 2009	1,501,933	$1.11	3,740
EJ Funds	Aug.17, 2009	1,650,806	$1.16	4,127
Kapoor Trust	Aug.17, 2009	2,099,935	$1.16	5,250
		7,192,313		$17,946

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

Warranty Liability: The product warranty liability relates to a ten year expiration guarantee on DTPA Products sold to the United States Department of Health and Human Services (“HHS”) in 2006. The Company had been performing yearly stability studies for the DTPA Products and, if the annual stability did not support the ten-year product life, it would replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals (“Hameln”), was to share one-half of this cost if the product did not meet the stability requirement.  During 2013, the Company and Hameln agreed to settle the remaining obligations under this arrangement.  Pursuant to the settlement, the Company was released from its remaining obligations with regard to product stability testing.  Once this occurred, the Company reversed its product warranty reserve balance against cost of sales.

Note 3 — Allowance for Customer Deductions

      The annual activity in the Company’s allowance for customer deductions accounts for the three years ended December 31, 2013 is as follows (in thousands):

	Returns	Chargebacks & Rebates	Discounts	Doubtful Accounts	Advert. & Promotions	TOTAL
Balance at December 31, 2010	$3,463	$2,522	$345	$3	$—	$6,333
Provision	2,687	68,067	3,431	25	1,135	75,345
Additions from business combinations	1,845	—	50	187	132	2,214
Charges processed	(1,149)	(64,640)	(3,083)	(116)	(881)	(69,869)
Balance at December 31, 2011	6,846	5,949	743	99	386	14,023
Provision	3,783	112,243	6,074	(82)	2,063	124,081
Charges processed	(2,220)	(104,740)	(5,455)	13	(1,864)	(114,266)
Balance at December 31, 2012	8,409	13,452	1,362	30	585	23,838
Provision	5,001	183,403	8,464	(5)	4,524	201,387
Charges processed	(5,246)	(183,973)	(8,182)	—	(4,657)	(202,058)
Balance at December 31, 2013	$8,164	$12,882	$1,644	$25	$452	$23,167

Note 4 — Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2013	2012
Finished goods	$22,886	$24,657
Work in process	3,883	3,743
Raw materials and supplies	29,213	24,095
	$55,982	$52,495

The Company maintains an allowance for excess and obsolete inventory, as well as inventory with a carrying value in excess of its net realizable value.  The activity in the allowance for excess and obsolete inventory account for the three years ended December 31, 2013 was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$2,244	$1,239	$1,612
Provision	2,089	2,385	598
Charges	(1,383)	(1,380)	(971)
Balance at end of year	$2,950	$2,244	$1,239

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$2,606	$2,715
Buildings and leasehold improvements	46,281	43,190
Furniture and equipment	76,536	70,874
	125,423	116,779
Accumulated depreciation	(54,470)	(47,635)
	70,953	69,144
Construction in progress	11,155	11,535
	$82,108	$80,679

At December 31, 2013 and 2012, property plant and equipment carrying a net book value of $21.1 million and $23.7 million, respectively, was located outside the United States.

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

As of December 31, 2013, the Notes were trading at approximately 284% of their face value, resulting in a total market value of $341.3 million compared to their face value of $120.0 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company's common stock at conversion, as defined in the Indenture.  As of December 31, 2013, the Company's common stock closed at $24.62 per share, resulting in a pro forma conversion value for the Notes of approximately $337.3 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

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

     The Notes became convertible for the quarter ending on June 30, 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter.

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

	December 31,
	2013	2012
Carrying amount of equity component	$20,470	20,470
Carrying amount of the liability component	108,750	104,637
Unamortized discount of the liability component	11,250	15,363
Unamortized debt financing costs	2,034	2,778

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

During the years ended December 31, 2013, 2012 and 2011, the Company recorded the following expenses in relation to the Notes (in thousands):

	2013	2012	2011
Interest expense at 3.50% coupon rate	$4,200	$4,200	$2,450
Debt discount amortization	4,113	3,828	2,109
Deferred financing cost amortization	744	692	382
	$9,057	$8,720	$4,941

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

Bank of America Credit Facility

     On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “BoA Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “BoA Lenders”) through which it obtained a $20.0 million revolving line of credit (the “BoA Facility”), which includes a $2.0 million letter of credit facility.  On October 4, 2013, the Company and the BoA Lenders entered into an amendment which increased the total credit commitment from $20.0 million to $60.0 million.  The BoA Facility matures in March 2016.  The Company may early terminate the BoA Lenders’ commitments under the Facility upon 90 days’ notice to the Agent at any time after the first year.

    Under the terms of the BoA Credit Agreement, amounts outstanding will bear interest at the Company’s election at (a) LIBOR or (b) the bank’s Base Rate (which is the greatest of: (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.0%), plus an applicable margin, which margin is based on the consolidated fixed charge coverage ratio of the Company and its subsidiaries from time to time. Additionally, the Borrowers will pay an unused line fee of 0.250% per annum on the unused portion of the BoA Facility.  Interest and unused line fees will be accrued and paid monthly.  In addition, with respect to any letters of credit that may be issued, the Borrowers will pay: (i) a fee equal to the applicable margin times the average amount of outstanding letters of credit, (ii) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit, and (iii) any additional fees incurred by the applicable issuer in connection with issuing the letter of credit.  During an event of default, any interest or fees payable will be increased by 2% per annum.

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

As of December 31, 2013, the Company had availability on our line of credit of $59.1 million, there was one outstanding letter of credit in the amount of $0.5 million and there were no outstanding borrowings.

EJ Funds Credit Facility

     On January 7, 2009, the Company entered into a Credit Agreement (the “GE/EJ Credit Agreement”) with General Electric Capital Corporation (“GE Capital”) as agent for several financial institutions (the “Lenders”).  Effective March 31, 2009, the GE/EJ Credit Agreement was assigned to EJ Funds, a company controlled by Dr. Kapoor, the Chairman of the Company’s board of directors.  Pursuant to the GE/EJ Credit Agreement, the Lenders agreed to extend loans to the Company under a revolving credit facility up to an aggregate principal amount of $25.0 million (the “Credit Facility”). The maximum loan commitment was decreased to $5.7 million upon assignment of the GE/EJ Credit Agreement to EJ Funds, and was subsequently increased on August 17, 2009 to $10.0 million.  The Credit Facility was scheduled to terminate, and all amounts outstanding thereunder were to become due and payable, on January 7, 2013, or on an earlier date as specified in the GE/EJ Credit Agreement.  The Company elected to early terminate the GE/EJ Credit Agreement on June 17, 2011.  It had not borrowed against the Credit Facility since the first quarter of 2010.  A more detailed timeline of certain events regarding the GE/EJ Credit Agreement follows.

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

Note 7 — Earnings per Common Share

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

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	2013	2012	2011
Net income	$52,362	$35,378	$43,013
Net income per share:
Basic	$0.54	$0.37	$0.45
Diluted	$0.46	$0.32	$0.41

Shares used in computing net income per share:
Weighted average basic shares outstanding	96,181	95,189	94,549
Dilutive securities:
Stock options and unvested RSAs	4,516	4,289	3,281
Stock warrants	6,702	6,564	6,082
Shares issuable on conversion of the Notes	6,499	4,468	—
Total dilutive securities	17,717	15,321	9,363

Weighted average diluted shares outstanding	113,898	110,510	103,912

Note 8 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $2.9 million, $2.3 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term.  Rent escalations are recorded on a straight-line basis over the lease term.  The Company’s main operating leases for its Lake Forest and Gurnee facilities have original terms of ten years.  The Lake Forest facility lease allows for a five-year renewal at the option of the Company.

The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating and capital leases in place as of December 31, 2013 (in thousands):

Year ending December 31,
2014	$1,973
2015	1,970
2016	2,000
2017	1,791
2018	529
2019 and thereafter	340
Total	$8,603

On December 1, 2012, the Company entered into a lease for a new R&D center in Vernon Hills, Illinois.  This lease extends through April 30, 2020, and obligates the Company to pay total base rent of $1,324,000, plus proportionate real estate taxes and common area maintenance, over the life of the agreement.  Prior to moving its R&D activities to Vernon Hills, Illinois, the Company had leased space for its R&D activities within the Illinois Science & Technology Park in Skokie, Illinois.  This lease commenced on February 1, 2010, and extended through its early termination date of February 1, 2014.  Upon vacating the Skokie space shortly after moving R&D operations to Vernon Hills, Illinois, the Company accrued to expense its remaining obligations under the Skokie lease.

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

Note 9 — Stock Options, Employee Stock Purchase Plan and Restricted Stock

Stock Option Plan

The Company maintains stock options plans that allow the Company’s Board of Directors to grant stock options to eligible employees, officers and directors.  The Akorn, Inc. 2003 Stock Option Plan (“2003 Stock Option Plan”) was approved by the Company’s Board of Directors on November 6, 2003 and approved by its stockholders on July 8, 2004. Under the 2003 Stock Option Plan, 2,519,000 options were granted, none of which remained outstanding as of December 31, 2011.  On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan is an amendment and restatement of the 2003 Stock Option Plan and provides the Company with the ability to grant other types of equity awards to eligible participants besides stock options. Starting on May 27, 2005, all new awards have been granted under the Amended 2003 Plan.  The aggregate number of shares of the Company’s common stock initially approved for issuance pursuant to awards granted under the Amended 2003 Plan was 5,000,000.  On August 7, 2009, the Company’s stockholders voted to increase this figure to 11,000,000 at the recommendation of the Company’s Board of Directors, and on December 31, 2011 voted to increase the available shares by another 8,000,000, to a final total of 19,000,000 shares. Under the Amended 2003 Plan, 15,828,000 options have been granted to employees and directors, 2,304,000 options have been exercised, 4,296,000 options have been canceled, and 9,228,000 remain outstanding as of December 31, 2013.  Options granted under the 2003 Stock Option Plan and the Amended 2003 Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and expire five years from date of issuance.  All options granted during 2013 vest one quarter per year on each of the first four anniversaries of their grant dates.  Options granted in earlier years generally had a three-year vesting schedule.

The Amended 2003 Plan reached its scheduled expiration date on November 6, 2013.  Accordingly, no additional awards may be issued under the Amended 2003 Plan beyond that date.  However, any awards outstanding as of November 6, 2013 issued under the Amended 2003 Plan will remain outstanding in accordance with their terms.  During the first quarter of 2014, the Company’s Board of Directors approved the new Akorn, Inc. 2014 Stock Option Plan.  Adoption of this plan is contingent on receipt of shareholder approval at the Company’s 2014 Annual Meeting on May 2, 2014.

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

The Company recorded stock option compensation expense of approximately $6.2 million, $6.4 million and $4.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.  The Company uses the single-award method for allocating the compensation cost to each period.

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

The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2013	2012	2011

Expected Volatility	49%-68%	77% -85%	75% - 76%
Expected Life (in years)	4.0	4.0	3.8
Risk-free interest rate	0.7% - 1.4%	0.7% - 0.8%	1.3% - 2.0%
Dividend yield	—	—	—
Fair value per stock option	$6.95	$7.76	$3.71

     A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,960	$1.87
Granted	2,030	6.63
Exercised	(454)	1.93
Forfeited	(137)	2.30
Outstanding at December 31, 2011	9,399	2.89
Granted	1,221	12.96
Exercised	(806)	1.87
Forfeited	(87)	4.42
Outstanding at December 31, 2012	9,727	4.22
Granted	321	15.76
Exercised	(630)	4.18
Forfeited	(190)	13.10
Outstanding at December 31, 2013	9,228	$4.45	1.61	$186,169,000
Exercisable at December 31, 2013	7,594	$3.02	1.27	$164,018,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock at the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $8.9 million, $9.1 million and $3.1 million, respectively. As a result of the stock options exercised, the Company received cash and recorded additional paid-in-capital of approximately $2.6 million, $1.5 million and $0.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the total amount of unrecognized compensation cost related to non-vested stock options was $8,251,000 which is expected to be recognized as expense over a weighted-average period of 2.4 years.

Under the Amended 2003 Plan, the Company may grant restricted stock awards to certain employees and members of its Board of Directors. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. On May 3, 2013, the Company granted a total of 32,000 shares of restricted stock valued at approximately $0.5 million to members of its Board of Directors, of which half vested immediately and half will vest on the one year anniversary of grant.  During 2012, the Company granted 35,000 shares of restricted stock valued at approximately $0.5 million to members of its Board of Directors, of which half vested immediately and half vested on the one year anniversary of grant.  No restricted stock awards were granted in 2011.  The Company recognized compensation expense of approximately $0.6 million, $0.4 million and less than $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to restricted stock awards.

The following is a summary of non-vested restricted stock activity:
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	28	$1.89
Granted	—	—
Vested	(15)	2.34
Canceled	—	—
Nonvested at December 31, 2011	13	$1.34
Granted	35	14.63
Vested	(30)	9.09
Canceled	—	—
Nonvested at December 31, 2012	18	$14.63
Granted	32	15.36
Vested	(34)	14.98
Canceled	—	—
Nonvested at December 31, 2013	16	$15.36

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

     A maximum of 2,000,000 shares of the Company’s common stock may be issued under the ESPP.  Including shares issues in early 2014 related to employee participation in the ESPP during 2013, a total of 1,353,407 shares have been issued thus far under the ESPP, leaving 646,593 shares available for future issuance.  The Company issued approximately 73,000, 61,000 and 71,000 shares of its common stock related to employee participation in the ESPP during 2013, 2012 and 2011, respectively.  For the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense of approximately $0.2 million in each period related to the ESPP.

Note 10 — Income Taxes

The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2013
Federal	$27,985	$(3,050)	$24,935
State	4,145	2,051	6,196
Foreign	—	(598)	(598)
	$32,130	$(1,597)	$30,533
Year ended December 31, 2012
Federal	$20,843	$(504)	$20,339
State	4,232	(911)	3,321
Foreign	—	(1,538)	(1,538)
	$25,075	$(2,953)	$22,122
Year ended December 31, 2011
Federal	$—	$(460)	$(460)
State	2,704	(3,951)	(1,247)
	$2,704	$(4,411)	$(1,707)

Income tax expense differs from the “expected” tax expense (benefit) computed by applying the U.S. Federal corporate income tax rates of 35% to income before income taxes, as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Computed “expected” tax expense	$29,013	$20,125	$14,457
Change in income taxes resulting from:
State income taxes, net of federal income tax	4,027	2,159	2,217
Foreign income tax expense (benefit)	622	1,468	—
Deduction for domestic production activities	(1,361)	(1,277)	—
R&D tax credits	(1,652)	(508)
Other, net	(116)	155	(876)
Valuation allowance change	—	—	(17,505)
Income tax expense (benefit)	$30,533	$22,122	$(1,707)

The geographical allocation of the Company’s income before income taxes between U.S. and foreign operations was as follows (in thousands):
	2013	2012	2011
Pre-tax income from U.S. operations	$86,382	$66,087	$41,306
Pre-tax loss from foreign operations	(3,487)	(8,587)	—
Total pre-tax income	$82,895	$57,500	$41,306

Net deferred income taxes at December 31, 2013 and 2012 include (in thousands):

	December 31, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Net operating loss carry-forward	$439	$14,061	$—	$4,328
Stock-based compensation	—	6,630	—	4,912
Reserve for product returns	3,189	—	2,787	—
Inventory valuation reserve	2,193	—	3,980	—
Other	3,325	1,751	2,974	1,349
Total deferred tax assets	9,146	22,442	9,741	10,589

Deferred tax liabilities:
Prepaid expenses	(1,120)	—	(551)	—
Unamortized discount – convertible notes	—	(4,223)	—	(5,815)
Depreciation & amortization – tax over book	—	(16,576)	—	(5,835)
Other	(81)	—	—	—
Total deferred tax liabilities	(1,201)	(20,799)	(551)	(11,650)

Net deferred income tax asset (liability)	$7,945	$1,643	$9,190	$(1,061)

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined that as of December 31, 2013 and 2012 its deferred income tax assets were more likely than not to be realized. Accordingly, no valuation allowance was in place as of either December 31, 2013 or December 31, 2012.  The deferred tax balances have been reflected gross on the balance sheet, and are permitted to be netted only if within the same jurisdiction.

 As a result of operating losses in past years, the Company was carrying a 100% valuation allowance against its deferred tax assets until the quarter ended September 30, 2011.  At that time, the Company determined that based on earnings in recent periods, and expectations for future taxable income, it would be expected to realize the full net value of its deferred tax assets.  Accordingly, the Company reversed its valuation allowances in that quarter.  This reversal accounts for the Company’s net income tax benefit recorded for the year 2011.

The Company’s net operating loss (“NOL”) carry-forwards as of December 31, 2013 consist of three component pieces: (i) U.S. Federal NOL carry-forwards valued at $7.9 million, (ii) Illinois NOL carry-forwards valued at $2.2 million, and (iii) foreign (Indian) NOLs of $4.4 million.  The U.S. Federal NOL carry-forwards belong to Inspire Pharmaceuticals, Inc. and were obtained through the Merck Acquisition completed in the fourth quarter of 2013.  The Illinois NOL carry-forwards relate to the Company’s tax losses in the decade of the 2000s and have not yet been fully utilized due to the State of Illinois’s suspension of the use of NOLs for the years 2011, 2012 and 2013.  These NOLs would be due to expire from 2021 to 2025, and are expected to be utilized well before their expiration dates.  The foreign NOL carry-forwards relate to operating losses by the Company’s subsidiary in India, which was acquired in 2012.  The foreign NOLs can be carried forward indefinitely, and the Company has concluded that they are more likely than not to be utilized and therefore has not established a valuation allowance against them.  The Company previously had valued NOL carry-forwards in the State of New Jersey.  However, due to a change in the tax law, the Company determined that these NOLs could no longer be utilized and wrote them off during 2013.

 In 2013, the Company amended its Federal income tax returns to claim research and experimentation tax credits for the years 2003 through 2010 that were not originally claimed due to operating losses incurred in those years.  The net benefit of these claims totaled $0.8 million, and was recorded as a reduction to income tax expense for the year ended December 31, 2013.

On January 2, 2013 President Obama signed the American Taxpayer Relief Act of 2012.  The Act included an extension of the research and experimentation tax credit for periods ending in 2012 and 2013.  Since this extension was not signed into law until 2013, the Company did not include the benefit of R&D tax credits for the tax year 2012 into its effective rate for 2012.  The benefit of 2012 R&D tax credit, which totaled approximately $0.6 million, was reflected in the Company’s tax provision in 2013.

     The Company’s U.S. Federal income tax returns filed for years 2010 through 2012 are open for examination by the Internal Revenue Service.  The majority of the Company’s state and local income tax returns filed for years 2010 through 2012 remain open for examination as well.  In the quarter ended December 31, 2013, the Company received notice from the Illinois Department of Revenue that its Illinois income tax returns for the years ended December 31, 2010 and 2011 would be examined.  No other examinations of the Company’s income tax returns have been initiated.

     In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company performs reviews of its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company reserves based on the financial exposure and the likelihood of its tax positions not being sustained.  Based on its reviews as of and for the years ended December 31, 2012 and December 31, 2013, the Company determined that it would not recognize tax benefits as follows (in thousands):

Balance at December 31, 2011	$	─
Additions relating to current year		1,265
Additions relating to prior years		220
Balance at December 31, 2012		$1,485
Additions relating to current year		589
Terminations of exposures relating to prior years		(1,229)
Balance at December 31, 2013		$845

If recognized, the entire $0.8 million of the above positions will impact the Company’s effective rate.  Due to the uncertainty of both timing and resolution of potential income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2013 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.  The Company accounts for interest and penalties as income tax expense.  There were no uncertain tax positions prior to 2012.

Note 11 — Retirement Plan

All Akorn employees are eligible to participate in the Company’s 401(k) Plan. During the years ended December 31, 2013, 2012 and 2011, plan-related expense totaled approximately $0.8 million, $0.8 million and $0.5 million, respectively. The Company provides a matching contribution based on a percentage of the amount contributed by each employee, which is funded on a current basis.  The Company suspended its match on 401(k) contributions during 2009 and did not match 401(k) contributions through March 31, 2010.  Effective April 1, 2010, the Company reinstituted a matching contribution at a rate of 25% of the first 6% contributed by employees.  On January 1, 2011, the Company increased its matching contribution to 50% of the first 6% contributed, and has maintained this match rate through December 31, 2013.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service.

Note 12 — Segment Information

The Company reports its results of operations for the three-year period ended December 31, 2013 in three segments:

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

Selected financial information by segment is presented below (in thousands):

	Years ended December 31,
	2013	2012	2011
REVENUES
Hospital drugs & injectables	$179,625	$129,723	$55,077
Ophthalmic	114,515	103,765	68,591
Contract services	23,571	22,670	13,252
Total revenues	$317,711	$256,158	$136,920

GROSS PROFIT
Hospital drugs & injectables	$104,473	$83,413	$30,057
Ophthalmic	63,481	58,785	43,054
Contract services	3,950	6,494	6,578
Total gross profit	$171,904	$148,692	$79,689

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment.

During 2013, 2012 and 2011, approximately $27.3 million, $29.4 million and $5.3 million of the Company’s net revenue, respectively, was from customers located in foreign countries.  Sales generated by Akorn India Private Limited (“AIPL”), the Company’s wholly owned subsidiary in India, accounted for $15.8 million and $16.7 million of the foreign sales amounts for 2013 and 2012, respectively.  In these years, AIPL sold product exclusively to contract customers in India and to export customers in unregulated world markets, outside the United States.

The ophthalmic segment carries goodwill from the Company’s acquisition of Advanced Vision Research, Inc. in May 2011, and the contract services segment carries goodwill related to the Company’s acquisition of selected assets of Kilitch Drugs (India) Limited in February 2012.  The carrying amounts of goodwill by segment were as follows (in thousands):

	December 31,
Goodwill:	2013	2012
Ophthalmic segment	$11,863	$11,863
Contract services segment	17,968	20,296
Total	$29,831	$32,159

The decline in contract segment goodwill from December 31, 2012 to December 31, 2013 was due to changes in the foreign currency exchange rate between Indian rupees and U.S. dollars.  The Company performed impairment tests of its goodwill during the fourth quarter of 2013 and identified no impairment.

Note 13 — Commitments and Contingencies

     On December 22, 2011, the Company acquired the rights to three NDA products from H. Lundbeck A/S ("Lundbeck").  The Company paid $45.0 million in initial consideration at closing and has a commitment to pay additional consideration of $15.0 million to Lundbeck on December 22, 2014, the third anniversary of the acquisition date.  Both the initial $45.0 million paid at closing and the additional $15.0 million are subject to claw-back provisions if sales of the three underlying products fail to achieve certain minimum amounts specified in the Lundbeck Agreement.  The discounted value of the additional consideration has been recorded by the Company as a current liability on its December 31, 2013 balance sheet.  The liability was discounted at 9.0%, the Company’s approximate cost of long-term capital, to an initial value of $11.6 million.  The accrual of non-cash interest expense during 2013 increased the carrying amount of this current liability to $14.7 million as of December 31, 2013.

     As part of the Lundbeck Agreement, the Company assumed Lundbeck’s obligations under a supply agreement with the third party manufacturer of two of the three products acquired.  The supply agreement committed the Company to purchase $13.3 million of product in total over the years 2012 through 2015.  The Company determined that its committed purchase quantities exceeded the amount that it anticipated being able to sell.  Accordingly, as part of the initial accounting for the Lundbeck Agreement, the Company recorded a long-term liability of $2.5 million, which equaled the estimated present value of the unfavorable contract terms.  A portion of this liability was amortized during 2012 and 2013.  In the fourth quarter of 2013, the Company determined that no future liability existed related to excess inventory purchase commitments, and accordingly, the Company wrote off the remaining liability balance of $1.3 million.

     Also included within the Lundbeck Agreement is a commitment to pay royalties to Lundbeck based on the Company’s sales of a generic form of one of the acquired products.  This commitment is more fully described in Note 16 – Business Combinations and Other Strategic Investments.  The dollar amount of this commitment is not estimable since it is subject to future sales volumes, prices and margins for the applicable product.

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

The table below summarizes contingent potential milestone payments due to strategic partners in the years 2014 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2014	$4,524
2015	598
2016	200
Total	$5,322

     On October 17, 2012, the Company entered into an exclusive distribution agreement with MBL for the Company’s marketing of MBL-manufactured tetanus-diphtheria vaccine (“Td vaccine”) over an initial contract term of two years.  The exclusive distribution agreement commits the Company to acquire $9.2 million in Td vaccine during calendar year 2014.  The agreement contains a provision for automatic annual renewals if neither party delivers notice of non-renewal at least six months prior to the end of the initial two-year term or any subsequent annual term.

The Company had an outstanding product warranty reserve which related to a ten year expiration guarantee on DTPA sold to HHS in 2006. The Company was performing yearly stability studies for this product and, if the annual stability did not support the ten-year product life, it would replace the product at no charge. The Company’s supplier, Hameln Pharmaceuticals, was to share one-half of this cost if the product did not meet the stability requirement.

During the quarter ended June 30, 2013, Hameln and the Company terminated and settled their contractual relationship related to the Company’s marketing of DTPA products supplied by Hameln.  As part of the settlement arrangement, the Company was released from its remaining product warranty obligations.  Accordingly, during the quarter ended June 30, 2013, the Company reversed its $1.3 million product warranty reserve and recognized a corresponding reduction to cost of sales.

The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposures will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

Note 14 — Supplemental Cash Flow Information (in thousands)

	Year ended December 31,
	2013	2012	2011
Leasehold improvements funded by lessor	$—	$—	$22
Interest and taxes paid:
Interest paid	4,320	4,200	2,125
Income taxes paid	27,450	21,455	2,778

Note 15 — Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update aim to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this amendment did not, and is not expected to, have a material effect on the Company’s financial position or operating results.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This amendment requires an entity to present either parenthetically on the face of the financial statements or in the notes significant amounts reclassified from each component of accumulated other comprehensive income and the line item(s) affected by the reclassification.  An entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost.   For public companies, this amendment became effective for annual periods beginning after December 15, 2012, and for interim periods within those annual periods.  Adoption of ASU No. 2013-02 did not impact the Company’s financial position or results of operations, and did not have a significant effect on the Company’s financial reporting.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.   ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends Accounting Standards Codification (“ASC”) 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits. The revised guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Note 16 – Business Combinations and Other Strategic Investments

Hi-Tech Pharmacal Co., Inc.

On August 26, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Hi-Tech Pharmacal Co., Inc., a Delaware corporation (“Hi-Tech”) for a total purchase price of approximately $640 million, less the cash assumed through the acquisition, which Hi-Tech reported to be approximately $86 million as of January 31, 2014.  As agreed to by the parties and subsequently approved by the shareholders of Hi-Tech, the Company will pay $43.50 per share for the outstanding common stock of Hi-Tech.  The Merger Agreement will involve the merger of Hi-Tech with and into Akorn Enterprises, Inc., a wholly-owned subsidiary of the Company (the “Purchaser”), with Hi-Tech continuing as the surviving entity.  The acquisition is expected to close early in the second quarter of 2014, following the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “ HSR Act ”).

Hi-Tech is a specialty pharmaceutical company developing, manufacturing and marketing generic and branded prescription and over-the-counter (OTC) products.  Hi-Tech specializes in difficult to manufacture liquid and semi-solid dosage forms and produces and markets a range of oral solutions and suspensions, as well as topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gels products.  Hi-Tech’s Health Care Products division is a leading developer and marketer of OTC products.  Hi-Tech's ECR Pharmaceuticals subsidiary markets branded prescription products.

The Hi-Tech acquisition is expected to complement and expand the Company’s product portfolio by diversifying its offering to its retail customers beyond ophthalmics to other niche dosage forms such as oral liquids, topical creams and ointments, nasal sprays and otics.  The acquisition is also expected to enhance the Company’s new product pipeline.  Further, the acquisition of Hi-Tech will add branded OTC products in the categories of cough & cold, nasals, and topicals to the Company’s existing TheraTears® brand of eye care products, and will provide additional domestic manufacturing capacity for the Company.

The Merger Agreement provides for the terms and conditions of the Merger.  Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, each share of Hi-Tech’s common stock (the “Hi-Tech Stock ”), par value $0.01 (each a “ Hi-Tech Share ”), issued and outstanding immediately prior to such time, other than treasury shares of Hi-Tech and shares of Common Stock owned by Hi-Tech, Akorn, Purchaser or any other wholly-owned subsidiary of Akorn or Hi-Tech (each of which will be cancelled), and other than shares of Hi-Tech Stock as to which dissenters’ rights have been properly exercised, will be cancelled and converted into the right to receive $43.50 in cash (the “Merger Consideration”), without interest, less any applicable withholding taxes, upon surrender of the outstanding Hi-Tech Shares.

In addition, Hi-Tech is required to take all actions necessary to cause each outstanding option, restricted stock grant, restricted stock subject to vesting or similar rights to purchase or acquire Shares (“Stock Rights”), whether or not vested, to be canceled in exchange for the right to receive a cash payment equal to the Merger Consideration, less the applicable exercise price of such Stock Right and any applicable withholding taxes, if any.

Pursuant to the Merger Agreement, the parties have made certain customary representations, warranties and covenants to each other, including using reasonable best efforts to take, or cause to be taken, all actions and do all things necessary, proper or advisable to consummate and make effective the Merger and the other transactions contemplated thereby, including the satisfaction of each of the parties’ respective closing conditions set forth in the Merger Agreement.  Hi-Tech has also agreed to various covenants, including, among other things and subject to certain exceptions, (i) to conduct its business in the ordinary course of business consistent with past practices during the period between the execution of the Merger Agreement and the effective date of the Merger and not to engage in certain transactions during such period, and (ii) not to solicit competing acquisition proposals or, subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any alternative acquisition proposal.

The completion of the Merger is subject to certain conditions, including, among others, (i) the expiration or termination of the applicable waiting periods under the HSR Act, as amended, (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Hi-Tech, the Company and Purchaser, respectively, (iii) compliance in all material respects by Hi-Tech, the Company and Purchaser with their respective obligations under the Merger Agreement, (iv) the absence of any change or effect that, individually or in the aggregate, has had a Material Adverse Effect or Purchaser Material Adverse Effect (as such terms are defined in the Merger Agreement) and (v) the absence of any order, injunction or decree or any statute, rule or regulation that prohibits or makes illegal the consummation of the Merger.

The Merger Agreement contains termination rights for Hi-Tech, Purchaser and the Company.  The Merger Agreement provides that the Company will be required to pay Hi-Tech a termination fee of approximately $41.6 million if, on or prior to April 26, 2014, (i) the Merger Agreement is terminated by Hi-Tech as a result of a Financing Failure (as defined in the Merger Agreement) or (ii) the Merger Agreement is terminated as a result of a failure to obtain regulatory approval or clearance with respect to the HSR Act or other applicable antitrust laws.  In certain circumstances, Akorn has the right to extend the date on which the Merger Agreement automatically terminates to May 26, 2014.  In the event that Akorn exercises such right and the Merger Agreement is terminated after April 26, 2014 for either of the reasons set forth in the first sentence of this paragraph, Akorn will be required to pay Hi-Tech a termination fee of approximately $48.0 million.

The Merger Agreement also provides that Hi-Tech would be required to pay Akorn a termination fee of approximately $20.8 million under certain circumstances, including if (i) Hi-Tech terminated the Merger Agreement due to the receipt of an unsolicited superior proposal or Akorn or Purchaser terminates the Merger Agreement due to a Change of Recommendation (as defined in the Merger Agreement); provided however, if Akorn or Purchaser terminates the Merger Agreement, or Hi-Tech stockholders fail to approve the Merger, as a result of a Change of Recommendation related to an Intervening Event (as defined in the Merger Agreement), Hi-Tech will be required to pay a termination fee of $32.0 million, or (ii) (a) the Merger Agreement is terminated because Hi-Tech’s stockholders fail to approve the Merger or because of certain Company breaches of the Merger Agreement, (b) a third party publicly discloses or makes known to the Board of Directors a bona fide alternative acquisition proposal prior to such termination and (c) Hi-Tech enters into or consummates an alternative acquisition agreement within 12 months of the termination of the Merger Agreement.

The Company expects to fund the Hi-Tech acquisition through a $600.0 million term loan and the cash reserves on the balance sheet of Hi-Tech.  The Company obtained a loan commitment from JP Morgan Chase Bank, N.A. (“JP Morgan”) for a $600 million term loan to finance the acquisition (the “JPM Term Loan”). As negotiated, the JPM Term Loan will mature in seven (7) years and accrue interest at a variable margin over either prime or LIBOR.  Full or partial prepayments of principal will be allowed.  JP Morgan completed syndication of the loan in the quarter ended December 31, 2013.  The Company expects that the JPM Term Loan agreement will be signed after the Company receives FTC clearance for the Hi-Tech Acquisition and once a closing date has been agreed upon by the parties. The loan itself will take place upon closing the Hi-Tech Acquisition.

During 2013, the Company capitalized $3.4 million in deferred financing fees related to the JPM Term Loan.  These deferred financing fees will be amortized using the effective interest method over the term of the JPM Term Loan.  In addition, the Company recorded $1.6 million of acquisition-related expenses relation to the Hi-Tech acquisition, principally consisting of various legal fees.

Merck Products Acquisition – AzaSite, Cosopt and Cosopt PF

On November 15, 2013, the Company acquired from Merck the U.S. rights to three branded ophthalmic products for $52.8 million in cash (the “Merck Acquisition”).  The acquired assets met the definition of a business, and accordingly, have been accounted for as a business combination in accordance with ASC 805 – Business Combinations.  Through the Merck Acquisition, the Company purchased Inspire Pharmaceuticals, Inc., a wholly-owned subsidiary of Merck.  This legal entity owns the U.S. rights to AzaSite, a prescription eye drop used to treat bacterial conjunctivitis.  The U.S. rights to the other two products involved in the acquisition, Cosopt and Cosopt PF (preservative free), were purchased directly from Merck.  The Cosopt products are prescription sterile eye drop solutions used to lower the pressure in the eye in people with open-angle glaucoma or ocular hypertension.  The acquisition of these products expands the Company’s ophthalmic product portfolio to include branded, prescription eye drops, and is complementary to the Company’s existing portfolio of products.  The Company believes that this acquisition leverages its existing sales force and ophthalmic and optometric physician relationships.

The following table sets forth the consideration paid for the Merck Acquisition and the fair values of the assets acquired and the liabilities assumed (in thousands):

Product rights:
AzaSite	$13,800
Cosopt	21,600
Cosopt PF	20,300
Product rights total	$55,700
Prepaid expenses	48
Deferred tax assets, net	759
Total fair value of acquired assets	$56,507
Consideration paid	$52,800
Gain from bargain purchase	$3,707

Through its acquisition of Inspire Pharmaceuticals, Inc. the Company assumed that entity’s net operating loss carry-forwards (“NOLs”) and unamortized start-up costs.  The deferred tax assets, net listed above represents the difference between the acquired deferred tax assets, the NOLs and unamortized start-up costs, and the acquired deferred tax liabilities, which represent the book versus tax basis differences in the product rights.  The bargain purchase amount was largely derived from the difference between the fair value and the economic value, as calculated through discounted cash flow analysis, of the deferred tax assets, net.  In particular, due to the long-term nature of the NOLs acquired, the book value of the resulting deferred tax asset significantly exceeded its discounted cash flow value.

The Company anticipates amortizing the acquired products on a straight-line basis from the Merck Acquisition date through December 31, 2019.  The Merck Acquisition agreement specified the tax values assigned to each product.  The tax value of AzaSite product rights will not be amortizable for tax purposes, as these rights were obtained through the stock acquisition of Inspire Pharmaceuticals, Inc.  That Company anticipates that the assigned tax values of Cosopt and Cosopt PF will be amortizable for tax purposes over a 15-year period.

During the period from November 15, 2013 through December 31, 2013, the Company recorded revenue of $1.6 million and pre-tax income of $1.4 million related to sales of the products acquired through the Merck Acquisition.  The Company has not provided pro forma revenue and earnings of the Company as if the Merck Acquisition was completed as of January 1, 2012 or 2013 because to do so would be impracticable.  The products acquired from Merck were not managed as a discrete business by Merck.  Accordingly, determining the pro forma revenue and earnings of the Company including the Merck Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that (i) provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and (ii) would have been available when the financial statements for that prior period were issued.

Kilitch Acquisition

On February 28, 2012, Akorn India Private Limited (“AIPL”), a wholly owned subsidiary of the Company completed and closed on its acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”).  This acquisition (the “Kilitch Acquisition”) was pursuant to the terms of the Business Transfer Agreement (the “BTA”) entered into among the Company, KDIL and the members of the promoter group of KDIL on October 5, 2011.  In accordance with terms contained in the BTA, the Company also closed on a related Product Transfer Agreement between the Company and NBZ Pharma Limited (“NBZ”), a company associated with KDIL.  The primary asset transferred in the Kilitch Acquisition was KDIL’s manufacturing plant in Paonta Sahib, Himachal Pradesh, India, along with its existing book of business.  KDIL was engaged in the manufacture and sale of pharmaceutical products for contract customers in India and for export to various unregulated world markets.  While the Paonta Sahib manufacturing facility is not currently certified by the U.S. Food and Drug Administration (the “FDA”) for the exporting of drugs to the U.S., the facility was designed with future FDA certification in mind.  Accordingly, the Kilitch Acquisition provided the Company with the potential for future expansion of its manufacturing capacity for products to be sold in the U.S., as well as the opportunity to expand the Company’s footprint into markets outside the U.S.  The Company has determined that the assets acquired through the Kilitch Acquisition constitute a “business” as defined by Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Kilitch Acquisition as a business combination.

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

 The Adjusted Fair Valuation presented above is final.  The changes in estimate recorded subsequent to the initial accounting estimate were primarily related to refining the calculated fair value of certain acquired assets, adjustments to the working capital settlement amount due from the sellers to the Company, and final determination regarding the tax-deductibility of the acquired intangible assets.  The acquisition-related compensation expense during 2012 was primarily related to pre-negotiated compensation paid to members of the sellers’ family based on achievement of various operational milestones.

     Goodwill represents expected synergies and intangible assets that do not qualify for separate recognition.  Based on an Indian Supreme Court ruling in 2012 upholding the deductibility of goodwill for India tax purposes, the Company anticipates being able to deduct the value of goodwill for income tax purposes in India.  A later Indian Supreme Court ruling raised doubt as to the tax deductibility of the cost of the non-compete agreement entered into between AIPL and the sellers.  Accordingly, the Company amended its acquisition accounting to establish a deferred tax liability related to this intangible asset. The Company had initially recorded a deferred tax liability valued at $1.4 million and subsequently adjusted to $0.7 million related to intangible assets and other accrued liabilities that it does not believe will be amortizable for Indian tax purposes.  This remaining deferred tax liability of $0.7 million was reversed against goodwill during 2012.

      For book purposes, the other intangible assets acquired are being amortized over lives of four to five years. Goodwill is not amortized for book purposes but is subject to impairment testing.  The tangible assets acquired consist primarily of construction in progress fair valued at $14.2 million, buildings, plant and equipment fair valued at a combined $8.5 million, land fair valued at $2.6 million, accounts receivable fair valued at $2.1 million and inventory fair valued at $1.8 million.

 Lundbeck Products

     On December 22, 2011, the Company entered into an Asset Sale and Purchase Agreement (the “Lundbeck Agreement”) to acquire the NDA rights to three branded, injectable drug products from the U.S. subsidiary of Lundbeck for an estimated purchase price of approximately $63.4 million (the “Lundbeck Acquisition”).  Per terms of the Lundbeck Agreement, the Company made an upfront payment of $45.0 million.  The Company also acquired inventory from Lundbeck for a price of $4.6 million, which was paid early in 2012.  The Company will owe a subsequent milestone payment of $15.0 million in cash to Lundbeck on the third anniversary of closing of the Lundbeck Agreement, for which contingent consideration of $11.6 million was initially recorded.  The initial purchase consideration and the subsequent milestone payment are subject to a reduction if certain sales targets are not met in the first three years and the subsequent three years post-closing. The acquired products include Nembutal®, a Schedule II controlled drug, Diuril® and Cogentin®.  This acquisition adds to the Company’s portfolio of injectable drug products, allowing the Company to leverage its existing sales infrastructure to promote sales of these products.

      The Company determined that the acquired assets represented a “business” as defined per Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company accounted for the Lundbeck Acquisition as a business combination.

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

      The Company identified Product licensing rights as the only intangible assets acquired in the Lundbeck Acquisition, and is amortizing this intangible asset straight-line over its anticipated useful life of 15 years for both book and tax purposes.  The contingent consideration of $15.0 million was initially discounted to present value using a 9% discount rate, which took into account the Company’s cost of long-term credit.  The contingent consideration is being adjusted to fair value at each balance sheet date based on the remaining term and updated discount rate. The “Assumed liability – unfavorable contract” is in relation to a supply agreement assumed by the Company which obligates the Company to acquire more inventory of one of the three acquired products than the Company projects it would be able to sell based on historical sales volumes and future projections.  This liability has been discounted in determining its fair value.

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

AVR Acquisition

      On May 3, 2011, the Company purchased all the outstanding shares of stock of Advanced Vision Research, Inc. (“AVR”), paying approximately $26.0 million in cash, net of cash held by AVR.  The acquisition of AVR is being accounted for as a business combination.  The purchase price was subject to adjustment based on a working capital guarantee contained in the purchase agreement.  During the quarter ended September 30, 2011, the Company paid an additional $0.7 million to reimburse the sellers for the net cash balance in AVR’s bank accounts as of the acquisition date, as required by terms of the AVR purchase agreement.  Akorn has further agreed to reimburse AVR Business Trust, Advanced Vision Research, Inc., Advanced Vision Pharmaceuticals, LLC , and the shareholders of AVR Business Trust (collectively, the “Sellers”) for any incremental income tax expense they should incur related to the parties making an Internal Revenue Code (“IRC”) Section 338(h)(10) election.  In relation to this agreement, the Company paid approximately $0.7 million to the Sellers at closing, which represents the Seller’s initial estimate of their incremental income tax burden as a result of the IRC Section 338(h)(10) election.

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

     AVR markets a line of OTC eye care products under the TheraTears® brand name.  Akorn had been a contract manufacturer of certain TheraTears® products since 2008.  During 2011, the Company generated revenues of approximately $0.6 million from the sale of contract manufactured TheraTears® products to AVR.

     The following table summarizes the consideration paid for AVR, the total acquisition-related costs incurred by the Company during 2011 in connection with the acquisition, and the fair values of the assets acquired and liabilities assumed (amounts in thousands):

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
$26,734

     The adjustment to purchase consideration and the fair valuation of acquired assets and assumed liabilities was primarily related to paying to the Sellers an additional cash amount of $0.7 million, which represented the net cash balance on AVR’s balance sheet on the acquisition date, as well as finalizing the valuation of the acquired intangible assets.

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

     For income tax purposes, the Company is able to deduct the goodwill and other intangible assets resulting from the acquisition ratably over 15 years.  Goodwill will not be amortized for book purposes but will be subject to impairment testing.  Other intangible assets are being amortized straight-line over their estimated useful lives, which for Trademarks and technology is 30 years and for Customer relationships is 15 years.

     Gross accounts receivable of approximately $2.7 million acquired as part of the AVR acquisition were recorded net of the following reserves: (i) product returns of approximately $1.8 million; (ii) doubtful accounts of $0.2 million, and (iii) cash discounts of approximately $0.1 million.  The product returns reserve is an estimate of future returns of all products historically sold by AVR that are still potentially subject to return by the customer.

Other Strategic Investments

       On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement (the “Aciex Agreement”) to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), based in Westborough, MA, for $8.0 million in cash.  Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement (the “Aciex Amendment”) to acquire additional shares of Series A-2 Preferred Stock in Aciex for approximately $2.0 million in cash.  The Company’s investment in Aciex is being carried at cost on the Company’s Condensed Consolidated Balance Sheet.  Aciex is an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consists of both clinical stage assets and pre-Investigational New Drug stage assets.  The investments detailed above have provided the Company with an ownership interest in Aciex of below 20%.  The Aciex Agreement and Aciex Amendment contain certain customary rights and preferences over the common stock of Aciex and further provide that the Company shall have the right to a seat on the Aciex board of directors.  The Company performs an impairment test of its investment in Aciex annually, or more frequently if there is any indication of possible impairment.  The most recent impairment review was completed in the fourth quarter of 2013 and no impairment was identified.

      During 2013, 2012 and 2011, the Company paid $2.7 million, $0.8 million and $5.7 million, respectively, for the acquisition of drug product licensing rights (NDA and ANDA rights). Along with the product rights acquired in 2011, the Company also acquired inventory valued at approximately $0.3 million.  In the 2012 and 2013 acquisitions, there were no assets acquired other than the drug rights, and no liabilities assumed.

 Note 17 — Unconsolidated Joint Venture

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

      Akorn-Strides, LLC, a Delaware limited liability company (the “Joint Venture Company”) was formed in 2004 upon the Company’s entry into a joint venture agreement with Strides Arcolab Limited (“Strides”) for the development, manufacturing and marketing of grandfathered products, patent-challenge products and ANDA products for sales to the U.S. hospital and retail markets.  Strides was responsible for developing, manufacturing and supplying the products, while the Company was responsible for marketing and selling those products to customers in the U.S. in exchange for a fee equal to 7.5% of net sales.  The Joint Venture Company launched its first commercialized product in 2008.  In 2010 and 2011, the Company supplemented Strides’ manufacturing capabilities by producing one of the Joint Venture Company’s products at its plant in Decatur, Illinois.  In 2011, the Company recorded revenue of $0.8 million related to sales of this product to the Joint Venture Company.

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

On December 29, 2010, the Joint Venture Company entered into an Asset Purchase Agreement with Pfizer, Inc. (“Pfizer”) to sell the rights to all of its ANDAs to Pfizer for $63.2 million in cash (the “Pfizer ANDA Sale”).  In accordance with an amendment to the joint venture operating agreement, the Company and Strides agreed to an uneven split of the proceeds, with the Company receiving $35.0 million, or approximately 55.4% of the sale proceeds, and Strides receiving $28.2 million, or approximately 44.6%.  Costs of $0.1 million related to the sale were allocated to each partner in the same proportion as the sales proceeds.  Transfer of ownership of the ANDAs took place in two steps, with dormant and in-development products transferred to Pfizer on December 29, 2010 and actively-marketed products transferred on May 1, 2011.  This arrangement allowed the Joint Venture Company time to liquidate existing inventory of the actively-marketed products and allowed Pfizer the opportunity to manufacture and label its own stock.  No assets or liabilities of the Joint Venture Company other than its ANDA rights were transferred to Pfizer.  The Joint Venture Company essentially ceased operations in the second quarter of 2011, though it continues to exist as a legal entity.  The Company does not expect any future activity of the Joint Venture Company to have a material impact on its results of operations in future periods.

The Joint Venture Company recorded a total gain of approximately $63.1 million from the Pfizer ANDA Sale, of which $38.9 million, or 61.7%, was recognized in the fourth quarter of 2010 and the remaining $24.2 million, or 38.3%, was recognized in the second quarter of 2011.  During the years ended December 31, 2011 and 2010, the Company recorded $14.6 million and $23.4 million, respectively, as its equity in earnings of the Joint Venture Company.  The net income recorded in 2013 was primarily related to adjustments to the Joint Venture Company’s reserves for product returns upon expiration of the period for which product returns could be made.

     The following tables sets forth a condensed statements of income for the three years ended December 31, 2013 and condensed balance sheets as of December 31, 2013 and 2012 for Akorn-Strides, LLC, along with information regarding the amount of earnings allocated to each member-partner of the LLC (in thousands):

CONDENSED STATEMENTS OF INCOME

	(Unaudited)
	Year ended December 31,
	2013	2012	2011
REVENUES	$163	$—	$6,364
Cost of sales	(1)	—	3,562
GROSS PROFIT	164	—	2,802
Operating expenses	3	—	499
OPERATING INCOME	161	—	2,303
Gain from Pfizer ANDA Sale	—	—	24,160
INCOME BEFORE INCOME TAXES	161	—	26,463
Income tax (benefit) / provision	—	—	(38)
NET INCOME	$161	$—	$26,501

CONDENSED BALANCE SHEETS

	(Unaudited)
	December 31,
	2013		2012
ASSETS
Cash		$25	$794
Other current assets		1
TOTAL ASSETS		$26	$794

LIABILITIES & MEMBERS’ EQUITY (DEFICIT)
Trade accounts payable & other accrued liabilities	$	─	$431
TOTAL LIABILITIES		─	431

Members’ equity		26	363
TOTAL LIABILITIES & MEMBERS’ EQUITY (DEFICIT)		$26	$794

     Trade accounts payable & other accrued liabilities as of December 31, 2012 primarily consists of accruals for potential product returns.  As of December 31, 2013, no future product returns are expected.

Note 18 — Customer, Supplier and Product Concentration

Customer Concentration

In 2013, 2012 and 2011, a significant portion of the Company’s gross and net sales reported for its Ophthalmic and Hospital drugs & injectables segments were through three large wholesale drug distributors, and a significant portion of  the Company’s accounts receivable as of December 31, 2013, 2012 and 2011 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

      The following table sets forth the percentage of the Company’s gross and net sales and gross accounts receivable attributable to these three distributors for the periods indicated:

	2013			2012			2011
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	19%	14%	25%	19%	14%	29%	23%	23%	29%
Cardinal	23%	16%	26%	23%	17%	30%	27%	25%	34%
McKesson	16%	11%	12%	16%	11%	14%	16%	15%	9%
Total	58%	41%	63%	58%	42%	73%	66%	63%	72%

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

No individual supplier represented 10% or more of the Company’s purchases in any of the years ended December 31, 2013, 2012 or 2011.

Product Concentration

During the years 2013 and 2012, one of the Company’s injectable products represented 11.8% and 12.5% of the Company’s total net revenue, respectively.  For the year 2011, one of the Company’s ophthalmic products represented 10.4% of the Company’s total net revenue for that year.  No other products represented 10% or more of the Company’s net revenue in 2013, 2012 or 2011.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

Note 19 — Related Party Transactions

In the recent past, the Company engaged in various related party transactions with John N. Kapoor, Ph.D, Chairman of the Company’s Board of Directors and a significant holder of the Company’s common stock.

On March 3, 2010, the Company entered into an 8-year agreement with EJ Financial for their sub-lease of a portion of the Company’s corporate offices in Lake Forest, Illinois.  This sub-lease commenced on April 1, 2010.  Subsequently, the Company and EJ Financial agreed to early terminate this agreement, and accordingly the sub-lease was terminated in July 2012.  EJ Financial paid the Company a total of approximately $240,000 in rent and common area maintenance fees over the shortened term of this sub-lease.

From March 31, 2009 until June 17, 2011, the Company was party to a revolving credit facility for which the lender was EJ Funds, a company controlled by Dr. Kapoor.  On March 31, 2009, the Company consented to an Assignment Agreement between GE Capital and EJ Funds which transferred all of GE Capital’s rights and obligations under its existing $25.0 million GE Credit Agreement to EJ Funds.  Dr. Kapoor is the president of EJ Financial Enterprises, Inc., a healthcare consulting and investment company, and EJ Financial is the general partner of EJ Funds.  In connection with the Assignment Agreement, on April 13, 2009 the Company entered into a Modification, Warrant and Investor Rights agreement that reduced the loan commitment to $5.65 million.  Subsequently, on August 17, 2009, the parties agreed to increase the loan commitment to $10.0 million.  The Company repaid its outstanding balance under the facility in March 2010 and elected to early terminate the credit agreement on June 17, 2011.

In connection with the various modifications agreed to during 2009 to the EJ Funds credit facility and the Subordinated Note, the Company issued various stock warrants to Dr. Kapoor (the “Kapoor Warrants”).  See Note 2, Summary of Significant Accounting Policies / Warrants, for information about the Kapoor Warrants.

Note 20 — Severance Charges

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

      As of December 31, 2013 and 2012, the accrued severance balances on the Company’s books were less than $25,000 at each date.

Note 21 – Selected Quarterly Financial Data (Unaudited)

				Consolidated Net Income
(In thousands, except per share amounts)	Revenues	Gross Profit	Operating Income	Amount	Per Basic Share	Per Diluted Share
Year Ended December 31, 2013:
4th Quarter	$84,953	$46,970	$25,176	$16,678	$0.17	$0.14
3rd Quarter	81,892	43,697	22,188	12,205	0.13	0.11
2nd Quarter	77,012	42,092	22,251	12,637	0.13	0.11
1st Quarter	73,854	39,145	18,589	10,842	0.11	0.10
Year Ended December 31, 2012:
4th Quarter	$71,520	$41,971	$19,715	$8,811	$0.09	$0.08
3rd Quarter	69,634	40,093	22,603	13,753	0.14	0.12
2nd Quarter	63,287	35,727	18,776	9,706	0.10	0.09
1st Quarter	51,717	30,901	7,662	3,108	0.03	0.03

Note 22 – Legal Proceedings.

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

In April 2012, Allergan Sales (“Allergan”) filed a lawsuit alleging patent infringement claims against the Company relating to the 0.4% ketorolac tromethamine formulation.  Allergan sought unspecified monetary damages in this case.  The Company had asserted invalidity and non-infringement.  The Company and Allergan entered into a confidential settlement agreement, which did not have a material impact on the Company or its operations, and on September 28, 2013, the court entered an order dismissing the lawsuit.

In April 2011, Inspire received a Notice Letter from Sandoz, Inc. (“Sandoz”) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Books for AzaSite. On May 26, 2011, Merck, InSite Vision Incorporated (“InSite”) and Pfizer filed a complaint against Sandoz and related entities in the district court of New Jersey alleging that their proposed product infringes the listed patents. On October 4, 2013, the court issued judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. Sandoz has appealed this decision. The Company intends to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, Inspire received a Notice Letter that Mylan Pharmaceuticals, Inc. (“Mylan”), had filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (the “Mylan Product”) prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Books for AzaSite. On June 14, 2013, Insite, Merck, Inspire and Pfizer filed a complaint against Mylan and a related entity alleging that their proposed product infringes the listed patents. The Company intends to vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

The Company is party to legal proceedings and potential claims arising in the ordinary course of our business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, the Company at this time does not believe that such proceedings will have a material adverse impact on its financial condition, results of operations, or cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of December 31, 2013 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of Company management, including the CEO and the CFO, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting. The evaluation was based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●	We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions. As a result, errors were identified in the underlying data used to support significant estimates and accounting transactions, primarily relating to gross to net revenue adjustments, inventory reserves and the determination of useful lives of acquired intangible assets. Although the errors were not material, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●	We did not have an adequate process in place to support the accurate and timely reporting of our financial results and disclosures in our Form 10-K. As a result, errors were identified primarily related to accounts payable and inventory balances at year end. Additionally, we did not have an adequate process in place to complete our testing and assessment of the design and effectiveness of internal controls over financial reporting in a timely manner. Although the errors to accounts payable and inventory balances were not material, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●	We did not have sufficient segregation of duties over information system access such that employees had the ability to inappropriately initiate and record transactions, and there were no compensating, preventative or detective controls. Although no inappropriate transactions were identified based on our review, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis

The Company’s internal control over financial reporting as of December 31, 2013 was audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included in Item 8 of this Form 10-K.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses.  With respect to completeness and accuracy concerns, management intends to add additional accounting and internal audit personnel and design, document, and test controls that are intended to validate the completeness and accuracy of the data used in our significant estimates and accounting transactions.  With respect to timely and accurate filing of our financial results, management intends to add additional accounting personnel, and to design, document, and test controls that are intended to ensure timely filing. With respect to segregation of duties, management intends to implement information technology tools to identify and assess segregation of duties issues, and to design, document and test controls to either eliminate or mitigate potential segregation of duties concerns.  While senior management and our audit committee are closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

Changes in Internal Control Over Financial Reporting

As previously disclosed under “Item 9A – Controls and Procedures” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Management had concluded that the internal control over financial reporting was not effective based on a material weakness identified. During the year, management undertook the following steps to improve internal control over financial reporting; however, a material weakness still exists as described above:

●	Implementation of formal controls and processes over account reconciliations, review of account reconciliations and to enhance the financial statement close process
●	Enhancement of our documentation and support around internal controls over financial reporting
●	Upgrade of our information technology systems to the most current versions and implementation of new systems and software applications related to the gross to net revenue process
●	Added additional accounting and finance staff in both our US and India operations, including the creation of a role specifically related to SEC reporting and technical accounting
●	Enhancement of the internal audit function

During the quarter ended December 31, 2013, the Company implemented additional controls and processes, and made enhancements to documentation and support around internal controls over financial reporting. There were no other material changes in the internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    Incorporated by reference to the sections entitled “I. – Proposals – Proposal 1 – Elections of Directors”, “II. – Corporate Governance and Related Matters” and “IV. – Executive Compensation and Other Information – Executive Officers” in the definitive proxy statement for the 2014 annual meeting.

Item 11. Executive Compensation.

    Incorporated by reference to the sections entitled “IV. – Executive Compensation and Other Information” in the definitive proxy statement for the 2014 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Incorporated by reference to the section entitled “III. – Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2014 annual meeting.

Item 13. Certain Relationships and Related Transactions and Director Independence.

    Incorporated by reference to the section entitled “II. – Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2014 annual meeting.

Item 14. Principal Accounting Fees and Services.

    Incorporated by reference to the section entitled “I. – Proposals – Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2014 annual meeting.

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

2.4
Agreement and Plan of Merger, dated as of August 26, 2013, by and among Akorn, Inc., Akorn Enterprises, Inc., and Hi-Tech Pharmacal Co., Inc., incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on August, 28, 2013.

2.5ΩΩ
Stock and Asset Purchase and License Agreement dated as of November 15, 2013 by and among Oak Pharmaceuticals, Inc., a wholly-owned subsidiary of Akorn, Inc., Merck & Co., Inc., Merck Sharp & Dohme Corp., and Inspire Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on November 21, 2013.

3.1
Restated Articles of Incorporation of Akorn, Inc. dated September 16, 2004, incorporated by reference to Exhibit 3.1 to Akorn, Inc.’s Registration Statement on Form S-1 filed on September 21, 2004(Commission file No. 001-32360).

3.2	By-Laws of Akorn, Inc., as amended effective October 4, 2013, incorporated by reference to Exhibit 3.2 to Akorn’s report on Form 8-K filed on October 10, 2013.
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

10.13
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

10.15
Amended and Restated Subordinated Note dated August 17, 2009, made by the Company and Akorn (New Jersey), Inc., in favor of John N. Kapoor Trust Dated 9/20/89, incorporated by reference to Exhibit 10.3 of a Form 8-K filed on August 21, 2009.

10.16
Loan and Security Agreement dated as of October 7, 2011 among Akorn, Inc., a Louisiana corporation, and its domestic subsidiaries, with certain financial institutions as lenders (Lenders), and Bank of America, N.A. as agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on October 13, 2011.

10.17
Joinder and Fourth Amendment to Loan and Security Agreement and Second Amendment to Pledge Agreement dated as of October 4, 2013 among Akorn, Inc., its domestic subsidiaries, and Bank of America, N.A., incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

10.18
Replacement Note dated as of October 4, 2013 in the principal amount of $60 million by Akorn, Inc. and its domestic subsidiaries in favor of Bank of America, N.A, incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

10.19
First Amendment to Trademark Security Agreement dated as of October 4, 2013 among Akorn, Inc. and Advanced Vision Research, Inc. in favor of Bank of America, N.A., incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

21.1 *	Listing of the Subsidiaries of Akorn, Inc.
23.1 *	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
23.2 *	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.
32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.
101
The financial statements and footnotes from the Akorn, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 14, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

By:	/s/ RAJAT RAI
Rajat Rai
Chief Executive Officer

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI	Chief Executive Officer	March 14, 2014
Rajat Rai

/s/ TIMOTHY A. DICK	Chief Financial Officer (Principal Financial Officer	March 14, 2014
Timothy A. Dick	and Principal Accounting Officer)

/s/ JOHN N. KAPOOR, PH.D.	Director, Chairman of the Board	March 14, 2014
John N. Kapoor, Ph.D.

/s/ KENNETH S. ABRAMOWITZ	Director	March 14, 2014
Kenneth S. Abramowitz

/s/ ADRIENNE L. GRAVES	Director	March 14, 2014
Adrienne L. Graves

/s/ RONALD M. JOHNSON	Director	March 14, 2014
Ronald M. Johnson

/s/ STEVEN J. MEYER	Director	March 14, 2014
Steven J. Meyer

/s/ BRIAN TAMBI	Director	March 14, 2014
Brian Tambi

/s/ ALAN WEINSTEIN	Director	March 14, 2014
Alan Weinstein