Form 10-Q
period 2014-03-31
AKORN INC
filed 2014-05-12
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Yes ☐            No ☑

At May 9, 2014, there were 103,921,560 shares of common stock, no par value, outstanding.

[1]

[2]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$45,606	$34,178
Trade accounts receivable, net	65,500	64,998
Inventories, net	62,013	55,982
Deferred taxes, current	8,038	7,945
Prepaid expenses and other current assets	4,559	5,753
TOTAL CURRENT ASSETS	185,716	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	87,675	82,108
OTHER LONG-TERM ASSETS:
Goodwill	30,437	29,831
Product licensing rights, net	122,933	115,900
Other intangible assets, net	14,283	14,605
Deferred financing costs	3,570	5,676
Long-term investments	10,012	10,006
Deferred taxes, non-current	3,330	1,643
Other	3,556	3,180
TOTAL OTHER LONG-TERM ASSETS	188,121	180,841
TOTAL ASSETS	$461,512	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$30,632	$22,999
Purchase consideration payable	18,898	14,728
Accrued compensation	4,453	7,692
Accrued royalties	6,480	6,004
Income taxes payable	6,559	1,459
Accrued expenses and other liabilities	9,039	8,363
TOTAL CURRENT LIABILITIES	76,061	61,245
LONG-TERM LIABILITIES:
Long-term debt	109,825	108,750
Lease incentive obligation and other long-term liabilities	1,577	1,630
TOTAL LONG-TERM LIABILITIES	111,402	110,380
TOTAL LIABILITIES	187,463	171,625
SHAREHOLDERS’ EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 96,697,545 and 96,569,186 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	241,571	239,235
Warrants to acquire common stock	17,946	17,946
Retained earnings	25,194	15,366
Accumulated other comprehensive loss	(10,662)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	274,049	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$461,512	$431,805

See notes to condensed consolidated financial statements.

[3]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
 (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Revenues	$90,622	$73,854
Cost of sales (exclusive of amortization of intangibles included below)	40,966	34,709
GROSS PROFIT	49,656	39,145
Selling, general and administrative expenses	16,586	12,335
Acquisition-related costs	454	519
Research and development expenses	4,419	5,969
Amortization of intangibles	4,757	1,733
TOTAL OPERATING EXPENSES	26,216	20,556
OPERATING INCOME	23,440	18,589
Amortization of financing costs	(6,154)	(204)
Interest expense, net	(2,161)	(2,204)
Other income	567	76
INCOME BEFORE INCOME TAXES	15,692	16,257
Income tax provision	5,864	5,415
CONSOLIDATED NET INCOME	$9,828	$10,842
CONSOLIDATED NET INCOME PER SHARE:
BASIC	$0.10	$0.11
DILUTED	$0.08	$0.10
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER SHARE:
BASIC	96,633	95,926
DILUTED	116,884	111,551

COMPREHENSIVE INCOME:
Consolidated net income	$9.828	$10,842
Foreign currency translation gain	1,705	358
COMPREHENSIVE INCOME	$11,533	$11,200

See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
 (In Thousands)
 (Unaudited)

			Warrants
			to acquire		Other
			Common	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss (Income)	Total
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	$17,946	$15,366	$(12,367)	$260,180
Consolidated net income	—	—	—	9,828	—	9,828
Exercise of stock options	56	192	—	—	—	192
Employee stock purchase plan issuances	73	829	—	—	—	829
Compensation and share issuances related to restricted stock awards	—	61	—	—	—	61
Stock-based compensation expense	—	1,221	—	—	—	1,221
Foreign currency translation adjustment	—	—	—	—	1,705	1,705
Excess tax benefit – stock compensation	—	33	—	—	—	33

BALANCES AT MARCH 31, 2014	96,698	$241,571	$17,946	$25,194	$(10,662)	$274,049

See notes to condensed consolidated financial statements.

[5]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income	$9,828	$10,842
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	6,675	3,289
Amortization of financing costs	2,129	204
Amortization of favorable (unfavorable) contracts	18	(159)
Non-cash stock compensation expense	1,282	1,703
Non-cash interest expense	1,249	1,226
Deferred income taxes	(1,689)	798
Excess tax benefit from stock compensation	(33)	(238)
Equity in earnings of unconsolidated joint venture	─	(76)
Changes in operating assets and liabilities:
Trade accounts receivable	(450)	(7,958)
Inventories	(5,987)	(1,441)
Prepaid expenses and other current assets	1,026	1,002
Trade accounts payable	6,100	(1,861)
Accrued expenses and other liabilities	3,228	(409)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,376	6,922
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments	(7,500)	(269)
Purchases of property, plant and equipment	(5,198)	(2,689)

NET CASH USED IN INVESTING ACTIVITIES	(12,698)	(2,958)
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	1,022	868
Debt financing costs	(408)	─
Excess tax benefit from stock compensation	33	238

NET CASH PROVIDED BY FINANCING ACTIVITIES	647	1,106
Effect of exchange rate changes on cash and cash equivalents	103	12
INCREASE IN CASH AND CASH EQUIVALENTS	11,428	5,082
Cash and cash equivalents at beginning of period	34,178	40,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,606	$45,863

SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$129	$31
Amount paid for income taxes	$1,806	$2

See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) manufacture and market a full line of diagnostic and therapeutic ophthalmic pharmaceuticals as well as niche hospital drugs and injectable pharmaceuticals.  In addition, through its subsidiary Advanced Vision Research, Inc. (“AVR”), the Company manufactures and markets a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye under the TheraTears® brand name, as well as a portfolio of private label OTC ophthalmic products.  The Company is a manufacturer and/or marketer of diagnostic and therapeutic pharmaceutical products in various specialty areas, with products including ophthalmics, antidotes, anti-infectives, vaccines, and controlled substances for pain management and anesthesia, among others.  As of March 31, 2014, the Company operated pharmaceutical manufacturing plants in the U.S. at Decatur, Illinois and Somerset, New Jersey, and internationally at Paonta Sahib, Himachal Pradesh, India, as well as a central distribution warehouse in Gurnee, Illinois, an R&D center in Vernon Hills, Illinois and corporate offices in Lake Forest, Illinois, Ann Arbor, Michigan and Gurgaon, India.  Customers of the Company’s products include group purchasing organizations and their member hospitals, chain drug stores, wholesalers, distributors, physicians, optometrists, alternate site providers, and other pharmaceutical companies.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed March 14, 2014.

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

Significant estimates and assumptions for the Company relate to the allowances for chargebacks, rebates, product returns, coupons, promotions and doubtful accounts, as well as the reserve for slow-moving and obsolete inventories, the carrying value and lives of intangible assets, the useful lives of fixed assets, the carrying value of deferred income tax assets and liabilities, the assumptions underlying share-based compensation and accrued but unreported employee benefit costs.

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

[7]

Chargebacks and Rebates: The Company enters into contractual agreements with certain third parties such as hospitals and group-purchasing organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed.  Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand at the wholesaler per the wholesaler inventory reports.  In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a six-quarter trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.

In calculating its chargeback expense, the Company estimated that 88.5% and 90.0% of its sales in the quarters ended March 31, 2014 and March 31, 2013, respectively, would be subject to chargebacks.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience, by customer in some cases.  Historical factors such as one-time events as well as pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

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

Advertising and Promotional Allowances to Customers: The Company routinely sells its non-prescription ophthalmic and other drug products to major retail drug chains.  From time to time, the Company may arrange for these retailers to run in-store promotional sales of the Company’s products.  The Company reserves an estimate of the dollar amount owed back to the retailer, recording this amount as a reduction to revenue at the later of the date on which the revenue is recognized or the date the sales incentive is offered. When the actual invoice for the sales promotion is received from the retailer, the Company adjusts its estimate accordingly.  Advertising and promotional expenses paid to customers are expensed as incurred in accordance with ASC 605-50, Customer Payments and Incentives.

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note 5 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon review of recent sales activity and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items.

The Company capitalizes inventory costs associated with its products prior to regulatory approval when, based on management judgment, future commercialization is considered probable and future economic benefit  is expected to be realized.  The Company assesses the regulatory approval process and where the product stands in relation to that approval process including any known constraints or impediments to approval.  The Company also considers the shelf life of the product in relation to the product timeline for approval.

[8]

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

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.  The additional consideration payable related to the Company’s acquisition of three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (the “Lundbeck Acquisition”) on December 22, 2011 is a Level 3 liability, as is the additional consideration payable to Santen Pharmaceutical Co. Ltd. (“Santen”) in relation to the Company’s acquisition of the U.S. New Drug Application (“NDA”) rights to Betimol® on January 2, 2014.

[9]

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$45,606	$45,606	$—	$—
Foreign currency forward contracts	787	—	787	—
Total assets	$46,393	$45,606	$787	$—

Purchase consideration payable	$18,898	$—	$—	$18,898
Total liabilities	$18,898	$—	$—	$18,898

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,178	$34,178	$—	$—
Foreign currency forward contracts	208	—	208	—
Total assets	$34,386	$34,178	$208	$—

Purchase consideration payable	$14,728	$—	$—	$14,728
Total liabilities	$14,728	$—	$—	$14,728

The carrying amount of the purchase consideration payable was initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  The purchase consideration payable is principally related to the Company’s obligation to pay additional consideration related to the acquisition of selected assets from H. Lundbeck A/S (“Lundbeck”) on December 22, 2011.  The underlying obligation was long-term in nature, and therefore was discounted to present value based on an assumed discount rate.  The additional consideration of $15.0 million, contingently payable to Lundbeck on December 22, 2014, was initially discounted to $11.3 million based on a discount rate of 10.0%, and subsequently adjusted in final acquisition accounting to $11.6 million based on applying a 9.0% discount rate.  The Company performed evaluations of the fair value of this liability at March 31, 2014 and December 31, 2013 based on utilizing significant unobservable inputs to derive discount rates of 2.03% and 1.85%, respectively.  As of March 31, 2014, the Company determined the fair value of this liability to be $14,776,000.  The increase in fair value of approximately $48,000 from December 31, 2013 to March 31, 2014 was recorded as non-cash interest expense within the Company’s condensed consolidated statement of comprehensive income for the three months ended March 31, 2014.

The fair value of the contingent consideration payable to Lundbeck is based upon the likelihood of achieving the underlying revenue targets and a derived cost of debt based on the remaining term.  The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and reaffirmed this determination as of March 31, 2014 and December 31, 2013.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income.

As of March 31, 2014 and December 31, 2013, the purchase consideration payable to Lundbeck was classified as a current liability on the Company’s condensed consolidated balance sheets as of those dates, since the additional consideration of $15.0 million is due to be paid on December 22, 2014.

The carrying amount at March 31, 2014 of purchase consideration payable also includes estimated consideration due to Santen related to the Company’s acquisition of U.S. NDA rights to Betimol® on January 2, 2014.  The liability was initially discounted based on the Company’s assumed discount rate and revalued at March 31, 2014 using this same discount rate.  The Company identified no events that would cause its calculated assumed discount rate to change between the acquisition date and March 31, 2014.  The increase in fair value during the quarter ended March 31, 2014 of approximately $126,000 has been recorded as non-cash interest expense within the Company’s condensed consolidated statement of comprehensive income for the three months ended March 31, 2014.  The change in fair value of the additional consideration is sensitive to the passage of time and to changes in unobservable inputs, such as the Company’s calculated discount rate.

[10]

The Company entered into three non-deliverable forward contracts in October 2013 to protect against unfavorable trends with regard to currency translation rates between U.S. dollars (“USD”) and Indian rupees (“INR”) for planned capital expenditures at Akorn India Private Limited (“AIPL”).  The three forward contracts were based on future anticipated investments of USD $3.3 million on each of April 2, 2014, July 3, 2014 and September 30, 2014 in AIPL, the Company’s subsidiary in India.  These forward contracts include projected currency translation rates between INR and USD.  Any difference between the actual and projected foreign currency translations rates on the respective settlement dates will result in payment from the bank to the Company, or vice versa, as the case may be.  As of March 31, 2014 and December 31, 2013, the bank provided the Company with reports of the fair market value of the three forward contracts.  Due to continued strengthening of the Indian rupee against the U.S. dollar, the contracts had positive fair values to the Company of $0.8 million and $0.2 million as of March 31, 2014 and December 31, 2013, respectively.  The Company recorded the $0.6 million gain in fair value during the quarter ended March 31, 2014 as “other income” in its consolidated statements of comprehensive income and has included the asset value within “prepaid expenses and other current assets” in its condensed consolidated balance sheets.

At each of March 31, 2014 and December 31, 2013, the Company was carrying long-term cost basis investments valued at $10.0 million.  The fair value of the cost basis investments is not estimated, as there are no identified events or changes in circumstances that may have a significant adverse effect of the fair value of the investment, and it is not practicable to estimate the fair value of the investments.

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

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Stock options and employee stock purchase plan	$1,221	$1,639
Restricted stock awards	61	64
Total stock-based compensation expense	$1,282	$1,703

[11]

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “2003 Plan”) during the three months ended March 31, 2013, along with the weighted-average grant date fair values, are set forth in the table below.  No options were granted during the three months ended March 31, 2014.

	Three months ended March 31,
	2014	2013
Expected volatility	—	68.2%
Expected life (in years)	—	4.0
Risk-free interest rate	—	0.84%
Dividend yield	—	—%
Fair value per stock option	—	$6.56
Forfeiture rate	—	8%

The table below sets forth a summary of activity within the 2003 Plan for the three months ended March 31, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,228	$4.45	1.61	$186,169,000
Granted	—	—
Exercised	(56)	3.54
Forfeited	(5)	12.44
Outstanding at March 31, 2014	9,167	$4.45	1.36	$160,919,000
Exercisable at March 31, 2014	7,622	$3.13	1.04	$143,860,000

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three month ended March 31, 2014, approximately 56,000 stock options were exercised resulting in cash payments due to the Company of approximately $0.2 million.   These stock option exercises generated tax-deductible expenses totaling approximately $1.1 million.  During the three month ended March 31, 2013, 177,000 stock options were exercised resulting in cash payments to the Company of approximately $0.3 million.  These option exercises generated tax-deductible expenses of approximately $2.2 million.

The Company also may grant restricted stock awards to certain employees and members of its Board of Directors (“Directors”). Restricted stock awards are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  On May 4, 2013, the Company granted a total of 31,899 restricted shares to its Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares will vest on the one-year anniversary of grant.  No restricted stock awards were issued during the quarter ended March 31, 2014.

        The following is a summary of non-vested restricted stock activity:

	Number of Shares	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2013	16	$15.36
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31, 2014	16	$15.36

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan set aside up to 7.5 million shares for issuance based on the grant of stock options, restricted shares, or various other instruments to directors, employers and consultants.  The 2014 Plan replaces the 2003 Plan, which expired on November 6, 2013.

[12]

NOTE 4 — ACCOUNTS RECEIVABLE ALLOWANCES

The nature of the Company’s business inherently involves, in the ordinary course, significant amounts and substantial volumes of transactions and estimates relating to allowances for product returns, chargebacks, rebates, doubtful accounts and discounts given to customers. This is a natural circumstance of the pharmaceutical industry and is not specific to the Company. Depending on the product, the end-user customer, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are deducted from the Company’s accounts receivable. The process of claiming these deductions depends on wholesalers reporting to the Company the amount of deductions that were earned under the terms of the respective agreement with the end-user customer (which in turn depends on the specific end-user customer, each having its own pricing arrangement, which entitles it to a particular deduction). This process can lead to partial payments against outstanding invoices as the wholesalers take the claimed deductions at the time of payment.

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying condensed consolidated statements of comprehensive income. The ending reserve balances are included in trade accounts receivable, net in the Company’s condensed consolidated balance sheets.

Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2014	2013
Gross accounts receivable	$93,201	$88,165
Less reserves for:
Chargebacks and rebates	(18,095)	(12,882)
Product returns	(7,378)	(8,164)
Discounts and allowances	(1,798)	(1,644)
Advertising and promotions	(391)	(452)
Doubtful accounts	(39)	(25)
Trade accounts receivable, net	$65,500	$64,998

For the three month periods ended March 31, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2014	2013
Gross sales	$149,300	$123,818
Less adjustments for:
Chargebacks and rebates	(51,873)	(43,763)
Product returns	(886)	(1,231)
Discounts and allowances	(2,435)	(1,975)
Admin fees	(2,152)	(1,963)
Advertising and promotions	(1,332)	(1,032)
Revenues, net	$90,622	$73,854

 The decrease, year over year, in the provision for product returns was due to changes in estimated future product returns rates based on historical returns experience.  The current period increases in the provisions for chargebacks and rebates, discounts and allowances, admin fees, and advertising and promotion were related to the 20.6% increase in gross sales in the quarter ended March 31, 2014 compared to the corresponding prior year quarter.

 NOTE 5 — INVENTORIES

The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2014	2013
Finished goods	$21,639	$22,886
Work in process	3,539	3,883
Raw materials and supplies	36,835	29,213
Inventories, net	$62,013	$55,982

[13]

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value.  Inventory at March 31, 2014 and December 31, 2013 was reported net of these reserves of $2.3 million and $2.9 million, respectively.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2014	2013
Land	$2,686	$2,606
Buildings and leasehold improvements	48,653	46,281
Furniture and equipment	78,153	76,536
Sub-total	129,492	125,423
Accumulated depreciation	(56,455)	(54,470)
Property, plant and equipment placed in service, net	73,037	70,953
Construction in progress	14,638	11,155
Property, plant and equipment, net	$87,675	$82,108

A portion of the Company’s property, plant and equipment is located outside the United States.  At March 31, 2014 and December 31, 2013, property, plant and equipment, net, with a net carrying value of $22.1 million and $21.1 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate offices in India.

The Company recorded depreciation expense of approximately $1.9 million and $1.6 million during the three month period ended March 31, 2014 and 2013, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The following table provides a summary of the activity in goodwill by segment for the three months ended March 31, 2014 (in thousands):

	Ophthalmic	Contract Services	Total
Balances at December 31, 2013	$11,863	$17,968	$29,831
Currency translation adjustments	─	606	606
Balances at March 31, 2014	$11,863	$18,574	$30,437

Goodwill attributed to the ophthalmic segment was related to the Company’s acquisition of AVR in May 2011.  Goodwill attributed to the contract services segment relates to the Company’s acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”) in February 2012, principally KDIL’s manufacturing facility in Paonta Sahib, India.

Product Licensing Rights and Other Intangible Assets:
      The following table sets forth information about the net book value of the Company’s other intangible assets as of March 31, 2014 and December 31, 2013, and the weighted average remaining amortization period as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Net Balance	Wgtd Avg Remaining Amortization Period
MARCH 31, 2014
Product licensing rights	$162,887	$(39,954)	$122,933	10.0 years
Trademarks	9,500	(924)	8,576	27.2 years
Customer relationships	6,243	(1,736)	4,507	9.6 years
Non-compete agreement	2,510	(1,310)	1,200	1.9 years
	$181,140	$(43,924)	$137,216

DECEMBER 31, 2013
Product licensing rights	$151,504	$(35,604)	$115,900	9.8 years
Trademarks	9,500	(844)	8,656	27.4 years
Customer relationships	6,166	(1,528)	4,638	9.8 years
Non-compete agreement	2,428	(1,117)	1,311	2.2 years
	$169,598	$(39,093)	$130,505

During the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $4.8 million and $1.7 million, respectively, related to its product licensing rights and other intangible assets.

[14]

NOTE 8 — FINANCING ARRANGEMENTS

Term Loan

Concurrent with the closing of its acquisition of Hi-Tech Pharmacal Co, Inc. (“Hi-Tech”, and the “Hi-Tech Acquisition”), Akorn, Inc.and its wholly owned domestic subsidiaries (the “Akorn Loan Parties”) entered into a $600.0 million Term Facility pursuant to a Loan Agreement dated April 17, 2014 (the “Term Loan Agreement”) between the Akorn Loan Parties as borrowers, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as lender and as administrative agent for certain other lenders.  Akorn may increase the loan amount up to an additional $150.0 million, or more, provided certain financial covenants and other conditions are satisfied.  The proceeds received pursuant to the Term Loan Agreement were used to finance the Hi-Tech Acquisition, as further described below in Note 11, Business Combinations.

The Term Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a Deposit Account Control Agreement.

The Term Loan Agreement requires quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven (7) years from the date of closing of the Term Loan Agreement.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  To the extent the Term Facility is refinanced within the first six (6) months of closing, a 1.00% prepayment fee will be due.

Interest will accrue based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans.  Each such margin will decrease by 0.25% in the event Akorn’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below.  During an event of default, as defined in the Term Loan Agreement, any interest rate will be increased by 2.00% per annum.  Per the Term Loan Agreement, the interest rate on LIBOR loans cannot fall below 4.50%.

In August 2013, JPMorgan had committed to providing the financing.  During the quarter ended March 31, 2014, the Company recorded $5.9 million in financing cost amortization expense related to the loan commitment, consisting of $4.0 million in ticking fees and $1.9 million in commitment fee amortization.

As of March 31, 2014, in connection with entering into the $600.0 million term loan with JPMorgan, the Company capitalized approximately $3.4 million in deferred financing fees.  Approximately $2.4 million of this total represented loan commitment fees, of which $1.9 million was amortized to expense during the quarter ended March 31, 2014.  Upon closing on the financing on April 17, 2014, the Company capitalized an additional $11.2 million in deferred financing fees consisting of underwriting fees, structuring fees and original issue discount.  The Company will amortize deferred financing fees using the effective interest method over the term of the Term Loan Agreement.

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

[15]

The Notes have a maturity date of June 1, 2016 and pay interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, with the first interest payment completed on December 1, 2011.  The Notes are convertible into shares of the Company’s common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of Notes.  The conversion price is subject to adjustment for certain events described in the Indenture, including certain corporate transactions which would increase the conversion rate and decrease the conversion price for a holder that elects to convert their Notes in connection with such corporate transaction.

The Notes are not listed on any securities exchange or on any automated dealer quotation system, but are traded on a secondary market made by the initial purchasers.  The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.

As of March 31, 2014, the Notes were trading at approximately 255% of their face value, resulting in a total market value of $306.1 million compared to their face value of $120.0 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  On March 31, 2014, the Company’s common stock closed at $22.00 per share, resulting in a pro forma conversion value for the Notes of approximately $301.4 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

The Notes may be converted at any time at the option of the holders prior to the close of business on the business day immediately preceding December 1, 2015 under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2011, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes per $1,000 principal amount of Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2015 until the close of business on the business day immediately preceding the stated maturity date, holders may surrender all or any portion of their Notes for conversion at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, at the Company’s option, cash, shares of the Company’s common stock, or a combination thereof.  If a “fundamental change” (as defined in the Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or a portion of their Notes.

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  In each subsequent quarterly period, this trading price requirement has also been met.  Accordingly, the Notes have remained convertible and will continue to be convertible at least through June 30, 2014.

The Notes are being accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $20,470,000 as the value for the equity component.  At March 31, 2014 and December 31, 2013, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	2014	2013
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	109,825	108,750
Unamortized discount of the liability component	10,175	11,250
Unamortized deferred financing costs	1,840	2,034

[16]

For the three month periods ended March 31, 2014 and 2013, the Company recorded the following expenses in relation to the Notes (in thousands):

	Three months ended March 31,
Expense Description	2014	2013
Interest expense at 3.5% coupon rate (1)	$1,050	$1,050
Debt discount amortization (1)	1,075	1,001
Amortization of deferred financing costs	194	181
	$2,319	$2,232

(1)  Included within “Interest expense, net” on the Condensed Consolidated Statements of Comprehensive Income.

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).  Upon entering into the JPM Credit Agreement, the Company terminated its $60.0 million revolving credit facility with Bank of America, N.A., as further described below.

Subject to other conditions in the JPM Credit Agreement, advances under the JPM Revolving Facility will be made in accordance with a borrowing base consisting of the sum of the following:
(a)	85% of eligible accounts receivable;
(b)	The lesser of:
a.	65% of the lower of cost or market value of eligible raw materials and work in process inventory, valued on a first in first out basis, and
b.	85% of the orderly liquidation value of eligible raw materials and work in process inventory, valued on a first in first out basis;
(c)	The lesser of:
a.	75% of the lower of cost or market value of eligible finished goods inventory, valued on a first in first out basis, and
b.
85% of the orderly liquidation value of eligible finished goods inventory, valued on a first in first out basis up to 85% of the liquidation value of eligible inventory (or 75% of market value finished goods inventory); and

(d)	Less any reserves deemed necessary by the administrative agent, and allowed in its permitted discretion.

The total amount available under the JPM Revolving Facility includes a $10.0 million letter of credit facility.

Under the terms of the JPM Credit Agreement, if availability under the JPM Revolving Facility falls below 12.5% of commitments or $15.0 million for more than 30 consecutive days, the Company may be subject to cash dominion, additional reporting requirements, and additional covenants and restrictions.  The Company may seek additional commitments to increase the maximum amount of the JPM Revolving Facility to $200.0 million.

Unless cash dominion is exercised by the lenders in connection with the JPM Revolving Facility, the Company will be required to repay the JPM Revolving Facility upon its expiration five (5) years from issuance, subject to permitted extension, and will pay interest on the outstanding balance monthly based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR”) or an adjusted LIBOR (“Eurodollar”), plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges) as follows:

Fixed Charge Coverage Ratio	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1 > 1.50 to 1.0	0.50%	1.50%
Category 2 > 1.25 to 1.00 but ≤ 1.50 to 1.00	0.75%	1.75%
Category 3 ≤ 1.25 to 1.00	1.00%	2.00%

[17]

In addition to interest on borrowings, the Company will pay an unused line fee of 0.250% per annum on the unused portion of the JPM Revolving Facility.

During an event of default, as defined in the JPM Credit Agreement, any interest rate will be increased by 2.00% per annum.

The JPM Revolving Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a Deposit Account Control Agreement. The financial covenants require the Akorn Loan Parties to maintain the following on a consolidated basis:

(a)
Minimum Liquidity, as defined in the JPM Credit Agreement, of not less than (a) $120.0 million plus (b) 25% of the JPM Revolving Facility commitments during the three month period preceding the June 1, 2016 maturity date of Akorn’s $120.0 million of senior convertible notes.

(b)	Ratio of EBITDA to fixed charges of no less than 1.00 to 1.00 (measured quarterly for the trailing 4 quarters).

Akorn intends to use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries, and to otherwise replace letters of credit that were outstanding upon the termination of the Company’s prior revolving credit facility with Bank of America, N.A.  At April 17, 2014, there was one outstanding letter of credit in the amount of approximately $0.5 million under the credit facility with Bank of America, N.A., and this letter of credit was transferred to the new JPM Revolving Facility.

The JPM Credit Agreement contains representations, warranties and affirmative and negative covenants customary for financings of this type.  The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “B of A Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “B of A Lenders”) through which it obtained a $20.0 million revolving line of credit, which included a $2.0 million letter of credit facility.  On October 4, 2013, the Company and the B of A Lenders entered into an amendment which increased the total credit commitment from $20.0 million to $60.0 million.  The amendment modified certain restrictions and fixed charge ratio coverage requirements regarding Permitted Foreign Investments, as defined in the B of A Credit Agreement. The Facility was scheduled to mature in March 2016.  On April 17, 2014, concurrent with the Company entering into the JPM Credit Agreement, the Company and Bank of America, N.A. agreed to early terminate the B of A Credit Agreement, without penalty.  As of April 17, 2014, March 31, 2014 and December 31, 2013, the Company had no outstanding loans and one outstanding letter of credit in the amount of $0.5 million under the B of A Credit Agreement.

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

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock awards (“RSAs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Consolidated net income	$9,828	$10,842
Consolidated net income per share:
Basic	$0.10	$0.11
Diluted	$0.08	$0.10

Shares used in computing consolidated net income per share:
Weighted average basic shares outstanding	96,633	95,926
Dilutive securities:
Stock option and unvested RSAs	4,845	4,193
Stock warrants	6,843	6,589
Shares issuable upon conversion of convertible notes (1)	8,563	4,843
Total dilutive securities	20,251	15,625

Weighted average diluted shares outstanding	116,884	111,551

Shares subject to stock options excluded from the calculation of net income per share as their effect would have been anti-dilutive	50	1,496
(1)
 The number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock.

[18]

NOTE 10 — SEGMENT INFORMATION

During the three month periods ended March 31, 2014 and 2013, the Company reported results for three segments:
-	Ophthalmic
-	Hospital Drugs & Injectables
-	Contract Services

The ophthalmic segment manufactures, markets and distributes diagnostic and therapeutic pharmaceuticals, as well as a line of branded OTC dry eye treatment products and a portfolio of private label OTC ophthalmic products. The hospital drugs & injectables segment manufactures, markets and distributes drugs and injectable pharmaceuticals, primarily in niche markets, as well as certain vaccines.  The contract services segment manufactures products for third party pharmaceutical and biotechnology customers based on their specifications.  The contract services segment also includes the operating results of the Company’s subsidiary in India – Akorn India Private Limited – as its principal current business activity involves the manufacture of drugs on contract for other drug companies.

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

Selected financial information by segment is presented below (in thousands).

	Three Months Ended March 31,
	2014	2013
Revenues:
Hospital Drugs & Injectables	$44,962	$40,434
Ophthalmic	41,858	25,705
Contract Services	3,802	7,715

Total revenues	90,622	73,854

Gross Profit:
Hospital Drugs & Injectables	24,543	22,814
Ophthalmic	24,670	14,716
Contract Services	443	1,615

Total gross profit	49,656	39,145

Operating expenses	26,216	20,556

Operating income	23,440	18,589
Other expense, net	(7,748)	(2,332)

Income before income taxes	$15,692	$16,257

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the revenue and gross profit level has been minimal. The Company does not identify total assets by segment for internal purposes, as certain of the Company’s manufacturing and warehouse facilities support more than one segment.

[19]

NOTE 11 — BUSINESS COMBINATIONS

Hi-Tech Pharmacal Co., Inc.

On April 17, 2014, the Company completed its acquisition of Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) for a total purchase price of approximately $650 million (the “Hi-Tech Acquisition”).  This purchase price was based on acquiring all outstanding shares of Hi-Tech common stock for $43.50 per share, buying out the intrinsic value of Hi-Tech’s stock options, and paying the single-trigger separation payment to various Hi-Tech executives due upon change in control.  The total consideration paid is net of Hi-Tech’s cash acquired, which was disclosed as $86.4 million by Hi-Tech as of January 31, 2014.

On August 27, 2013, the Company had entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Hi-Tech.  Subject to the terms and conditions of the Merger Agreement, upon completion of the merger on April 17, 2014, each share of Hi-Tech’s common stock, par value $0.01 per share, issued and outstanding and held by non-interested parties at the time of the merger (the “Hi-Tech Shares”), was cancelled and converted into the right to receive $43.50 in cash, without interest, less any applicable withholding taxes, upon surrender of the outstanding Hi-Tech Shares.

The acquisition was approved by the shareholders of Hi-Tech on December 19, 2013, and was approved by the Federal Trade Commission (“FTC”) on April 11, 2014 following review pursuant to provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  In connection with the Hi-Tech Acquisition, the Company entered into an agreement (the “Divestment Agreement”) with Watson Laboratories, Inc., a wholly owned subsidiary of Actavis plc, to divest certain rights and assets related to three products marketed under Abbreviated New Drug Applications — Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly — and one product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream.  The Divestment Agreement further includes one product under development. This divestiture was required pursuant to a proposed consent order accepted by vote of the Federal Trade Commission on April 11, 2014.  Upon completing the Hi-Tech Acquisition, Akorn Enterprises, Inc., a wholly-owned subsidiary of the Company, was merged with and into Hi-Tech, with Hi-Tech continuing as the surviving entity.

Hi-Tech is a specialty pharmaceutical company which develops, manufactures and markets generic and branded prescription and over-the-counter (“OTC”) products.  Hi-Tech specializes in difficult to manufacture liquid and semi-solid dosage forms and produces and markets a range of oral solutions and suspensions, as well as topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gel products. Hi-Tech’s Health Care Products division is a developer and marketer of OTC products, and their ECR Pharmaceuticals subsidiary (“ECR”) markets branded prescription products.  Hi-Tech operates a manufacturing facility and corporate offices in Amityville, New York, and ECR maintains its corporate offices in Richmond, Virginia.

The Hi-Tech Acquisition is expected to complement and expand the Company’s product portfolio by diversifying its offering to its retail customers beyond ophthalmics to other niche dosage forms such as oral liquids, topical creams and ointments, nasal sprays and otics.  The Hi-Tech Acquisition is also expected to enhance the Company’s new product pipeline.  Further, the Hi-Tech Acquisition will add branded OTC products in the categories of cough and cold, nasals, and topicals to the Company’s existing TheraTears® brand of eye care products, and will provide additional domestic manufacturing capacity for the Company.

The Hi-Tech Acquisition was principally funded through a $600.0 million term loan with JPMorgan entered into concurrent with completing the acquisition, and through Hi-Tech cash assumed through the acquisition.  For further details on the term loan financing, please refer to the description in Note 8 – Financing Arrangements.

During the quarter ended March 31, 2014, the Company recorded approximately $0.4 million in acquisition-related expenses in connection with the Hi-Tech Acquisition.  These expenses principally consisted of various legal fees.

As of the date of this quarterly report on Form 10-Q, the Company has not yet completed a preliminary fair valuation of assets acquired and liabilities assumed in connection with the Hi-Tech Acquisition.  A preliminary fair valuation will be included in the Company’s quarterly report on Form 10-Q for the quarter ending June 30, 2014.

[20]

Betimol Acquisition

On January 2, 2014, the Company acquired the NDA rights to Betimol®, a prescription ophthalmic eye drop for the reduction of eye pressure in glaucoma patients, from Santen Pharmaceutical Co., Ltd., a Japanese corporation (“Santen”).  The Company’s acquisition of U.S. NDA rights to Betimol® (the “Betimol Acquisition”) is being accounted for as a business combination in accordance with ASC 805 – Business Combinations.  The purpose of the Betimol Acquisition is to expand the Company’s ophthalmic product portfolio of branded ophthalmics.  The total consideration will be equal to 1.5 times the Company’s net sales of Betimol® in the first year following acquisition, such year starting upon the Company’s first sale of the product.  The Company paid $7.5 million upon completing the acquisition and will pay any remaining amount 60 days following the first year post-acquisition.  There is also a provision for a $2.0 million increase to the total consideration should net sales of Betimol exceed $14.0 million in any one of the first five years following acquisition, though the Company deems this extremely unlikely.  There is no provision for reducing the purchase price below the initial $7.5 million paid.

Upon completing the Betimol Acquisition, the Company entered into a Supply Agreement with Santen whereby Santen will continue manufacturing Betimol® for a transitional period not to exceed two years, during which time the Company will work to site transfer manufacturing to one of its plants.  The transfer price, per the terms of the Supply Agreement, will equal Santen’s cost of API plus actual cost of manufacturing the product, making this a favorable contract pursuant to ASC 805.  The parties also entered into a Transition Services Agreement, the purpose of which is to affect a smooth transfer of all intellectual property and necessary historical data to complete the ownership transfer to the Company.

The following table sets forth the consideration paid for the Betimol Acquisition and the fair values of the acquired assets and assumed liabilities (in thousands).  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets:

Consideration paid in cash at closing	$7,500
Purchase consideration payable	3,996
$11,496
Fair value of acquired assets:
U.S. NDA rights to Betimol®	$11,355
Favorable supply agreement	141
11,496

The U.S. NDA rights to Betimol® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of March 31, 2014.  The favorable supply agreement is included within other long-term assets on the Company’s condensed consolidated balance sheet as of March 31, 2014.

The Company estimates that it will owe additional consideration to Santen of approximately $4.5 million.  Since this is a performance-based earn-out payment, this additional consideration has been discounted to approximately $4.0 million using the weighted average cost of capital assumed by the Company when modeling future cash flows from this product.

From sales of Betimol®, the Company recorded revenue $2.8 million during the quarter ended March 31, 2014.

Merck Products Acquisition

On November 15, 2013, the Company acquired from Merck & Co., Inc. and various of its subsidiaries (“Merck”) the U.S. rights to three branded ophthalmic products for $52.8 million in cash (the “Merck Acquisition”).  The acquired assets met the definition of a business, and accordingly, have been accounted for as a business combination in accordance with ASC 805 – Business Combinations.  Through the Merck Acquisition, the Company purchased Inspire Pharmaceuticals, Inc., a wholly-owned subsidiary of Merck.  This legal entity owns the U.S. rights to AzaSite, a prescription eye drop used to treat bacterial conjunctivitis.  The U.S. rights to the other two products involved in the acquisition, Cosopt and Cosopt PF (preservative free), were purchased directly from Merck.  The Cosopt products are prescription sterile eye drop solutions used to lower the pressure in the eye in people with open-angle glaucoma or ocular hypertension.  The acquisition of these products expands the Company’s ophthalmic product portfolio to include branded, prescription eye drops, and is complementary to the Company’s existing portfolio of products.  The Company believes that this acquisition leverages its existing sales force and ophthalmic and optometric physician relationships.

[21]

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

Through its acquisition of Inspire Pharmaceuticals, Inc. the Company assumed that entity’s net operating loss carry-forwards (“NOLs”) and unamortized start-up costs.  The “deferred tax assets, net” listed above represents the difference between the acquired deferred tax assets, the NOLs and unamortized start-up costs, and the acquired deferred tax liabilities, which represent the book versus tax basis differences in the product rights.  The bargain purchase amount was largely derived from the difference between the fair value and the economic value, as calculated through discounted cash flow analysis, of the deferred tax assets, net.  In particular, due to the long-term nature of the NOLs acquired, the book value of the resulting deferred tax asset significantly exceeded its discounted cash flow value.

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

The Company has not provided pro forma revenue and earnings of the Company as if the Merck Acquisition was completed as of January 1, 2013 because to do so would be impracticable.  The products acquired from Merck were not managed as a discrete business by Merck.  Accordingly, determining the pro forma revenue and earnings of the Company including the Merck Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that (i) provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and (ii) would have been available when the financial statements for that prior period were issued.

During the three months ended March 31, 2014, the Company recorded net revenue of approximately $9.4 million related to sales of the three products acquired through the Merck Acquisition.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Payments Due under Strategic Business Agreements

The Company has entered into strategic business agreements for the development and marketing of finished dosage form pharmaceutical products with various pharmaceutical development companies.  Each strategic business agreement includes a future payment schedule for contingent milestone payments.  The Company will be responsible for contingent milestone payments to these strategic business partners based upon the occurrence of future events.  Each strategic business agreement defines the triggering event for any required future payments, such as meeting product development progress timelines, successful product testing and validation, successful clinical studies, various U.S. Food and Drug Administration (“FDA”) and other regulatory approvals and other factors as negotiated in each agreement.  None of the contingent milestone payments is expected to be individually material to the Company.  The Company’s estimate of future milestone payments may vary significantly from period to period.  When realized, milestone payments related to events prior to FDA approval will be reported as part of research and development expense in the Company’s condensed consolidated statement of comprehensive income.  Milestone payments due upon receipt of FDA approval will be capitalized as intangible assets.

Based on the agreements the Company has in place with strategic business partners as of March 31, 2014, the table below sets forth the approximate timing and dollar amount of payments that would be due under those agreements, assuming the underlying milestones are achieved in the years indicated (in thousands):

Year of Payment	Amount
2014	$4,909
2015	667
2016	224
2017	18
Total	$5,818

[22]

Business Combinations

The Company entered into an agreement with H. Lundbeck A/S on December 22, 2011 to acquire its rights to the New Drug Applications (“NDAs”) of three off-patent, branded injectable products (the “Lundbeck Agreement”).  Pursuant to the terms of the underlying Asset Sale and Purchase Agreement, the Company paid $45.0 million paid in cash at closing and is obligated to pay $15.0 million in additional consideration on the third anniversary of the closing date.  Both the initial $45.0 million closing payment and subsequent $15.0 million in additional consideration are subject to claw-back provisions should sales of the acquired products fail to reach the required levels.  The Company has recorded the estimated present value of the $15.0 million as a current liability on its condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

As described in Note 11 – Business Combinations, on January 2, 2014 the Company acquired the U.S. NDA rights to Betimol® from Santen.  The total consideration payable will equal 1.5 times the Company’s net sales of Betimol® in the first year following acquisition.  The Company paid consideration of $7.5 million upon closing this transaction and expects to owe an additional $4.5 million in consideration, which will become payable in the first quarter of 2015.  The Company has recorded the estimated present value of this $4.5 million as a current liability on its condensed consolidated balance sheet as of March 31, 2014.

Purchase Commitments

On October 17, 2012, the Company entered into an exclusive distribution agreement with the Massachusetts Biological Laboratory of the University of Massachusetts (“MBL”) for the Company’s marketing of MBL-manufactured tetanus-diphtheria vaccine (“Td vaccine”) over an initial contract term of two (2) years.  The exclusive distribution agreement commits the Company to acquire $9.2 million in Td vaccine during calendar year 2014.

The Company is party to a supply agreement with Hospira for its provision of two of the injectable pharmaceuticals acquired by the Company from Lundbeck on December 21, 2011.  This agreement requires the Company to acquire product with an estimated total cost of approximately $2.1 million in each of 2014 and 2015.

Legal Proceedings

We are party to other legal proceedings and potential claims arising in the ordinary course of our business. Such legal proceedings include Akorn’s and Hi-Tech’s Paragraph IV challenges to other drug manufacturers’ proprietary rights, and the counter-suits filed by those drug manufacturers in response.  The amount, if any, of ultimate liability with respect to legal proceedings involving the Company cannot be determined.  Despite the inherent uncertainties of litigation, we at this time do not believe that such proceedings will have a material adverse impact on our financial condition, results of operations, or cash flows.

Set forth below is a listing of potentially material legal proceedings of both Akorn and Hi-Tech in existence as of the date of filing this Quarterly Report on Form 10-Q.

Akorn Legal Proceedings
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

In April 2011, Inspire Pharmaceuticals, Inc., a wholly-owned subsidiary of Akorn, Inc. acquired through a business combination on November 15, 2013 (“Inspire”), received a Notice letter from Sandoz, Inc. (“Sandoz”) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for AzaSite.  On May 26, 2011, Merck, Insite Vision Incorporated (“InSite”) and Pfizer filed a complaint against Sandoz and related entities in the district court of New Jersey alleging that their proposed product infringes the listed patents.  On October 4, 2013, the court issued judgment in favor of Inspire and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities.  Sandoz has appealed this decision.  We intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, Inspire receive a Notice Letter that Mylan Pharmaceuticals, Inc (“Mylan”), had filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (the “Mylan Product’) prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for AzaSite.  On June 14, 2013, Insite, Merck, Inspire and Prizer filed a complaint against Mylan and a related entity alleging that their proposed product infringes the listed patents.  We intend to vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

[23]

Hi-Tech Legal Proceedings
A putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on August 30, 2013, captioned Karant v. Hi-Tech Pharmacal Co., Inc., et al., C.A. No. 8854-VCP, in connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Akorn Inc. (“Akorn”) and Akorn Enterprises, Inc., providing for the merger of Akorn Enterprises, Inc. with and into the Company (the “Merger”), alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that Akorn aided and abetted the alleged breaches. The Karant complaint sought, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages allegedly sustained, and an award of fees, expenses and costs.

In addition, a putative class action lawsuit was filed in Suffolk County, New York, captioned Wackstein v. Hi-Tech Pharmacal Co., Inc., et al., Index No. 063450/2013, similarly alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that Akorn aided and abetted the alleged breaches. The Wackstein complaint sought, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages allegedly sustained, and an award of fees, expenses and costs.  The defendants believe these lawsuits are without merit but in order to avoid the costs, risks and uncertainties inherent in litigation and to have allowed stockholders to vote on the proposal to adopt the Merger Agreement and to have approved the transactions contemplated by the Merger Agreement, Akorn and the other defendants have entered into a memorandum of understanding with plaintiff’s counsel, dated November 26, 2013, in connection with the Karant and Wackstein actions (the “Memorandum of Understanding”), pursuant to which Hi-Tech, Akorn, the other named defendants and Wackstein have agreed to dismiss the Wackstein action with prejudice and pursuant to which Hi-Tech, Akorn, the other named defendants and Karant have agreed to settle the Karant action subject to court approval. If the Delaware court approves the settlement, the Karant action will likewise be dismissed with prejudice.

On September 11, 2013, the Attorney General of the State of Louisiana filed a lawsuit in Louisiana state court against Hi-Tech, and numerous other pharmaceutical companies, under various state laws, alleging that each defendant caused the state’s Medicaid agency to provide reimbursement for drug products that allegedly were not approved by the FDA and therefore allegedly not reimbursable under the federal Medicaid program. Through its lawsuit, the state seeks unspecified damages, statutory fines, penalties, attorney’s fees and costs. On October 15, 2013, the defendants removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. On November 14, 2013, the state filed a motion to remand the lawsuit to the Louisiana state court. On December 9, 2013, the defendant’s filed their opposition to the state’s motion to remand and a request for oral argument on such motion. While the Company cannot predict the outcome of the lawsuit at this time, it could be subject to material damages, penalties and fines. The Company intends to vigorously defend against all claims in the lawsuit.

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”). On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and Hi-Tech. Each complaint alleges, among other things, that their Sinus Buster ® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. Hi-Tech answered the complaints on July 17, 2012 and June 26, 2012, respectively, and asserted cross-claims against the other defendants, except Walgreens which was dismissed from this case. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Discovery commenced in the consolidated case. Dynova has filed for bankruptcy. The case has now been settled by Hi-Tech with plaintiffs by Agreement dated December 16, 2013. A motion for preliminary approval was submitted on December 16, 2013. A motion for reconsideration was submitted on January 24, 2014. The Court has preliminarily approved the settlement by a revised Order dated February 4, 2014.

On February 9, 2010, in the United States District Court for the District of Massachusetts (the “Federal District Court”), a “Partial Unsealing Order” was issued and unsealed in a civil case naming several pharmaceutical companies as defendants under the qui tam provisions of the federal civil False Claims Act (the “Qui Tam Complaint”). The qui tam provisions permit a private person, known as a “relator” (sometimes referred to as a “whistleblower”), to file civil actions under this statute on behalf of the federal and state governments. Pursuant to the Order, a Revised Corrected Seventh Amended Complaint was filed by the relator and unsealed on February 10, 2010. The relator in the Complaint is Constance A. Conrad. The Complaint alleges that several pharmaceutical companies submitted false records or statements to the United States through the Center for Medicare and Medicaid Services (“CMS”) and thereby caused false claims for payments to be made through state Medicaid Reimbursement programs for unapproved or ineffective drugs or for products that are not drugs at all. The Complaint alleges that the drugs were “New Drugs” that the FDA had not approved and that are expressly excluded from the definition of “Covered Outpatient Drugs”, which would have rendered them eligible for Medicaid reimbursement. The Complaint alleges these actions violate the federal civil False Claims Act. The Revised Corrected Seventh Amended Complaint did not name Hi-Tech as a defendant.

On February 9, 2010, the Court also unsealed the “United States’ Notice of Partial Declination” in which the government determined not to intervene against 68 named defendants, including the Company. On July 23, 2010, the relator further amended the Complaint, which, as amended, named Hi-Tech, including a subsidiary of Hi-Tech, as a defendant. On January 6, 2011, the Court issued an order unsealing the government’s notice of election to intervene as to a previously unnamed defendant. On July 25, 2011, the Court issued an order stating, among other things, that all parties agreed that the only defendant against whom the United States has elected to intervene is the previously unnamed defendant. On July 26, 2011, the relator filed its Tenth Amended Complaint, which removed the allegations against Hi-Tech’s subsidiary, but not Hi-Tech, re-alleging them against another party. Hi-Tech previously indicated that it intended to vigorously defend against the remaining allegations in the relator’s Complaint, and that it could not predict the outcome of the action. On February 25, 2013, the Court issued a decision granting the motion that had been filed by Hi-Tech and other defendants to dismiss the Complaint, which could be subject to appeal.

[24]

On December 12, 2012, plaintiff Linda Hoover, on behalf of herself and all others similarly situated, brought a class action lawsuit against Hi-Tech in the Superior Court for the State of California, which Hi-Tech removed to the U.S. District Court for the Central District of California, Civil Action No. 5:2013-0097, alleging that Hi-Tech’s marketing and sales of its Nasal Ease ®  product is a violation of various state statutes, including the Consumer Legal Remedies Act, California’s False Advertising Law and Unlawful, Fraudulent & Unfair Business Practices Act. Hi-Tech answered the complaint on January 14, 2013. The parties have reached a settlement in this action as set forth in the Class Action Settlement Agreement, dated as of August 15, 2013. The motion for preliminary approval was submitted to the Court on August 23, 2013, and the Court issued its preliminary approval on September 27, 2013.

NOTE 13 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations
A significant percentage of the Company’s sales are to three (3) large wholesale drug distributors:  AmerisourceBergen Health Corporation; Cardinal Health, Inc.; and McKesson Drug Company.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of March 31, 2014 and December 31, 2013, and the gross and net sales for the three month periods ended March 31, 2014 and 2013, attributable to the Big 3 Wholesalers:

	Three months ended March 31,
Big 3 Wholesalers combined:	2014	2013
Percentage of gross sales	62%	59%
Percentage of net sales revenues	45%	42%

	March 31, 2014	December 31, 2013
Percentage of gross trade accounts receivable	69%	63%

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

[25]

During the three months ended March 31, 2014 and March 31, 2013, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable quarter.

Product Concentrations

During the quarters ended March 31, 2014 and 2013, one injectable product represented 10.2% and 10.6% of the Company’s total sales, respectively.   No other product represented 10% or more of the Company’s revenue during these periods.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):
	Three Months ended March 31,
	2014	2013
Income before income taxes	$15,692	$16,257
Income tax provision	5,864	5,415
Net income	$9,828	$10,842

Income tax provision as a percentage of income before income taxes	37.4%	33.3%

During the three months ended March 31, 2014, the Company recorded an income tax provision of $5.9 million, which equals 37.4% of income before income tax. As of March 31, 2014, the Company anticipates that its effective tax rate for the year 2014 will be approximately 37.4%.  The Company does not expect significant change in this effective tax rate as a result of the Hi-Tech Acquisition, as any tax rate savings in 2014 are expected to be offset by the effect of non-deductible acquisition-related costs.

During the three months ended March 31, 2013, the Company recorded an income tax provision of $5.4 million, which equaled 33.3% of income before income tax.  This rate included the effect of 2012 R&D tax credits recognized in the first quarter of 2013 upon passage of the bill retroactively extending these tax credits to 2012.  The Company calculated the net impact of its 2012 R&D tax credit to be $0.6 million.

In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $0.8 million related to uncertain tax positions as of each of March 31, 2014 and December 31, 2013.  If recognized, the entire $0.8 million will impact the Company’s effective rate.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2014 and 2013, the Company obtained legal services totaling $0.4 million and $0.1 million, respectively, from Polsinelli PC (formerly Polsinelli Shughart PC), a company for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

NOTE 16 — SUBSEQUENT EVENTS

VersaPharm Merger Agreement

On May 9, 2014, the Company entered into an Agreement and Plan of Merger (the “VP Merger Agreement”) to acquire VPI Holdings Corp. (“VPI”), the parent company of VersaPharm Incorporated (“VersaPharm”) for $440.0 million in cash.  VersaPharm is a privately-held developer and marketer of multi-source prescription pharmaceuticals, with a focus in the niche therapeutic categories of dermatology, tuberculosis and hemophilia.  Upon completion of the merger, Akorn Enterprises II, Inc., a wholly owned subsidiary of the Company (the “Acquisition Subsidiary”), will be merged with and into VPI, such that after the merger VPI will be a wholly owned subsidiary of the Company, continuing as the surviving entity.  The merger is expected to close in the third quarter of 2014.

[26]

The completion of the Merger is subject to certain conditions, including, among others, (i) the expiration or termination of the applicable waiting periods (including any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), as amended, (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by VPI, Akorn and Acquisition Subsidiary, respectively, (iii) subject to certain exceptions and qualifications, compliance in all respects by VPI, the Company and the Acquisition Subsidiary with their respective obligations under the VP Merger Agreement, (iv) the absence of any change or effect on VPI that, individually or in the aggregate, has had a Material Adverse Effect (as such terms are defined in the Merger Agreement) and (v) the absence of any order, injunction, ruling, judgment or decree by any governmental authority that makes illegal or otherwise restrains, prevents or prohibits the consummation of the Merger.

The VP Merger Agreement contains termination rights for VPI, Akorn and Acquisition Subsidiary.    The VP Merger Agreement provides that Akorn will be required to pay VPI a termination fee of $22.0 million if, on or prior to November 5, 2014 (subject to certain circumstances in which such date is extended to December 5, 2014) (as such date may be extended, the “Termination Date”), the VP Merger Agreement is terminated by VPI as a result of a Financing Failure (as defined in the Merger Agreement).  In the event that Akorn exercises its right to terminate the VP Merger Agreement due to the transaction not having closed as of the Termination Date, but at such time VPI would have been able to terminate the VP Merger Agreement as a result of a Financing Failure, Akorn will also be required to pay VPI a termination fee of $22.0 million.

Further, the Merger Agreement provides directors and officers of VPI with certain indemnification rights following the Merger.

Akorn has received a debt commitment letter (the “Debt Commitment Letter”) from JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (collectively, the “Debt Commitment Parties”) to provide, subject to the conditions set forth in the Debt Commitment Letter, an incremental term loan facility (the “Incremental Term Loan”) under its existing senior secured term loan agreement (the “Term Loan Agreement”)  of up to $445 million, with the same maturity date and other non-pricing terms and conditions as the existing term loans under the Term Loan Agreement.  The purpose of the Incremental Term Loan is to provide financing for the Merger, allow repayment of certain existing indebtedness of VPI, and pay related fees and expenses (including any original issue discount).

The commitment of the Debt Commitment Parties with respect to the Incremental Term Loan expires upon the earliest to occur of (i) 11:59 p.m. New York City time on the Termination Date, (ii) the date of the funding of the Incremental Term Loan and the consummation of the Merger, (iii) the closing of the Merger without the use of the Incremental Term Loan and (iv) the date on which the VP Merger Agreement shall be terminated prior to the closing of the Merger.  The documentation governing the debt financings has not been finalized and, accordingly, the actual terms of the debt financing may differ from those described in the Debt Commitment Letter. Under the terms of the VP Merger Agreement, Akorn has agreed to use its reasonable best efforts to arrange the debt financing on terms and conditions not materially less favorable (taken as a whole) than the terms and conditions described in the Debt Commitment Letter, and to arrange alternative financing if the debt financing under the Debt Commitment Letter becomes unavailable.

Although the debt financing described in this document is not subject to a due diligence or “market out,” such financing may not be considered assured.

Pursuant to the terms of the Debt Commitment Letter, the availability of the Incremental Term Loan is subject, among other things, to the consummation of the Merger in accordance with the VP Merger Agreement (including without any material amendment, waiver or consent of provisions thereof that are materially adverse to the lenders without the consent of the senior lead arrangers and the administrative agent), the absence of a “Target Material Adverse Effect” (which definition substantially conforms to the definition of “Material Adverse Effect” in the Merger Agreement), solvency of Akorn and its subsidiaries on a consolidated basis after giving effect to the Merger and the funding of the Incremental Term Loan, payment of required fees and expenses, delivery of certain historical and pro forma financial information, the negotiation, execution and delivery of definitive documentation and the satisfaction of the conditions set forth in the Term Loan Agreement for the incurrence of an incremental term loan facility thereunder.

The Incremental Term Loan is expected to bear interest, at Akorn’s option, at rates equal to an adjusted Eurodollar rate or an alternate base rate, in each case, plus a spread.

[27]

Zioptan Acquisition

On April 1, 2014, the Company acquired the U.S. NDA rights to Zioptan® from Merck, Sharp and Dohme Corp. for $11.2 million in cash.  Zioptan® is a prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension. As of the date of the filing of this Quarterly Report on Form 10-Q, the fair valuation of acquired assets and assumed liabilities is incomplete and has therefore been omitted.  The Company will include information about the fair value of acquired assets and assumed liabilities of the Zioptan acquisition in its Quarterly Report on Form 10-Q for the quarter ending June 30, 2014.

Stock Warrant Exercise

On April 10, 2014, the Company’s chairman, John N. Kapoor, Ph.D., exercised all of his 7.2 million outstanding stock warrants for cash.  These warrants were issued at various dates in 2009 and were scheduled to expire in 2014.  The Company received cash proceeds of approximately $8.2 million from the warrant exercise.

[28]

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014, and include the following items:

●	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

●	Our ability to obtain additional funding or financing to operate and grow our business;

●	The effects of federal, state and other governmental regulation on our business;

●	Our ability to obtain and maintain regulatory approvals for our products;

●	Our success in developing, manufacturing, acquiring and marketing new products;

●	Our ability to generate cash flow from operations sufficient to meet our working capital requirements;

●	The success of our strategic partnerships for the development and marketing of new products;

●	Our ability to bring new products to market and the effects of sales of such products on our financial results;

●	Our ability to successfully integrate acquired businesses and products;

●	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

●	Availability of raw materials needed to produce our products; and

●	Other factors referred to in this Form 10-Q, our Form 10-K and other reports we file with the SEC.

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

[29]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three  months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three months ended March 31,
	2014		2013
	Amount	% of Total revenues	Amount	% of Total revenues
Revenues:
Hospital drugs & injectables	44,962	49.6%	$40,434	54.8%
Ophthalmic	41,858	46.2%	25,705	34.8%
Contract services	3,802	4.2%	7,715	10.4%
Total revenues	90,622	100.0%	73,854	100.0%
Gross profit:
Hospital drugs & injectables	24,543	54.6%	22,814	56.4%
Ophthalmic	24,670	58.9%	14,716	57.2%
Contract services	443	11.7%	1,615	20.9%
Total gross profit	49,656	54.8%	39,145	53.0%
Operating expenses:
SG&A expenses	16,586	18.3%	12,335	16.7%
Acquisition-related costs	454	0.5%	519	0.7%
R&D expenses	4,419	4.9%	5,969	8.1%
Amortization of intangible assets	4,757	5.2%	1,733	2.3%
Operating income	$23,440	25.9%	$18,589	25.2%
Other expense, net	(7,748)	(8.6%)	(2,332)	(3.2%)
Income before income taxes	15,692	17.3%	16,257	22.0%
Income tax provision	5,864	6.5%	5,415	7.3%
Net income	$9,828	10.8%	$10,842	14.7%

QUARTER ENDED MARCH 31, 2014 COMPARED TO QUARTER ENDED MARCH 31, 2013

During the quarter ended March 31, 2014, consolidated revenue was $90.6 million, an increase of $16.8 million, or 22.7%, over our revenue of $73.9 million for the quarter ended March 31, 2013.  Of this increase, $12.3 million was related to new products acquired through business combinations late in 2013 and early in 2014, $1.1 million was from newly-introduced products, and $3.4 million was organic growth in sales of existing products.  Our organic growth consisted of sales volume increases of $8.8 million, partially offset by average sales price (“ASP”) reductions of $5.4 million.

Hospital drugs and injectables segment revenues increased by $4.5 million, or 11.2%, over the prior year quarter.  Organic growth accounted for $3.6 million of the increase, consisting of unit sales growth of $7.9 million partially offset by ASP reductions of $4.3 million, and new products accounted for the remaining $0.9 million increase.  Ophthalmic segment revenue increased by $16.2 million, or 62.8%, over the prior year quarter.  Recent acquisitions of branded ophthalmic products accounted for $12.3 million of this increase.  Organic growth in existing products accounted for $3.1 million of the increase, with volume increases of $4.3 million partially offset by ASP reductions of $1.2 million.  Increased sales of private labeled over-the-counter (“OTC”) products accounted for the remaining $0.8 million increase in ophthalmic segment sales.  Contract services revenue decreased by $3.9 million, or 50.7%, consisting of a $2.6 million reduction in sales by Akorn India Private Limited (“AIPL”), and a $1.3 million reduction in domestic contract manufacturing sales.

Consolidated gross profit for the quarter ended March 31, 2014 was $49.7 million, or 54.8% of revenue, compared to $39.1 million, or 53.0% of revenue, in the quarter ended March 31, 2013.  Both the dollar increase in gross profit and the 180 basis point increase in the gross profit margin were primarily due to the acquisition of four branded ophthalmic products late in 2013 and early in 2014.  The gross profit margin from our hospital drugs and injectables segment decreased to 54.6% in the quarter ended March 31, 2014 from 56.4% in the corresponding prior year quarter, primarily due to price competition and increased sales of lower-margin products, including partnered products with profit-sharing or royalty arrangements.  The ophthalmic segment gross profit margin was 58.9% in the quarter ended March 31, 2014, compared to 57.2% in the corresponding prior year quarter.  This increase was due to the recent acquisitions of four branded ophthalmic products – AzaSite, Cosopt, Cosopt PF and Betimol – which more than offset price compression for certain existing products.  The contract segment gross profit margin was 11.7% in the quarter ended March 31, 2014 compared to 20.9% in the quarter ended March 31, 2013.  Increased operating costs at AIPL are the primary cause of the low margins for this segment, as it prepares for future FDA site approval as a manufacturing plant for our products.

[30]

Selling, general and administrative (“SG&A”) expenses were $16.6 million, or 18.3% of revenue, in the quarter ended March 31, 2014, compared to $12.3 million, or 16.7% of revenues, in the prior year quarter.  The largest components of this $4.3 million increase in SG&A expenses is a $1.0 million increase in sales and marketing employee costs, $0.7 million of consulting and other costs related to supporting our new branded ophthalmic portfolio, $0.4 million in incremental legal costs, and a $0.4 million increase in FDA fees.

We incurred approximately $0.5 million in acquisition-related costs in each of the quarters ended March 31, 2014 and March 31, 2013.  The current year costs are related to the acquisition of Hi-Tech Pharmacal Co, Inc. (“Hi-Tech”, and the “Hi-Tech Acquisition”), which closed on April 17, 2014, while the prior year costs were for services related to our acquisition of selected assets of Kilitch Drugs (India) Limited on February 28, 2012 (the “Kilitch Acquisition”).

Research and development (“R&D”) expense was $4.4 million in the quarter ended March 31, 2014 compared to $6.0 million in the prior year quarter.  This decrease was primarily related to a reduction in milestone fees becoming payable to external development partners.

Amortization of intangible assets was $4.8 million in the quarter ended March 31, 2014 compared to $1.7 million in the prior year quarter.  This increase of $3.1 million was primarily related to the fourth quarter of 2013 acquisition of three branded ophthalmic products from Merck.

In the quarter ended March 31, 2014, we recognized non-operating expenses totaling $7.7 million compared to $2.3 million in the prior year quarter.  The increase in the current year period was primarily due to the $4.0 million of ticking fees and $1.9 million of other loan commitment fees amortization recorded during the quarter ended March 31, 2014 in relation to the JPMorgan Term Loan commitment for a $600.0 million term loan to finance the Hi-Tech Acquisition.

For the quarter ended March 31 2014, we recorded an income tax provision of $5.9 million reflecting an effective income tax rate of approximately 37.4%.  In the quarter ended March 31, 2013, our income tax provision was $5.4 million reflecting an effective tax provision rate of 33.3%.  The increase in our effective rate in the current year quarter was related to the fact that the prior year’s tax rate benefited from a discrete favorable adjustment related to R&D tax credits.

We reported consolidated net income of $9.8 million for the quarter ended March 31, 2014, equal to 10.8% of revenues, compared to $10.8 million for the quarter ended March 31, 2013, equaling 14.7% of revenues.  The primary reason for the $1.0 million decrease in consolidated net income, and the decline as a percentage of revenue, was the incremental loan commitment fees incurred in relation to the financing for the Hi-Tech Acquisition, which was completed on April 17, 2014.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the three months ended March 31, 2014, we generated $23.4 million in cash flow from operating activities.  This operating cash flow was primarily the result of our consolidated net income of $9.8 million, non-cash expenses of $11.4 million, and a $9.3 million increase in trade accounts payable and other accrued expenses, partially offset by a $6.0 million increase in inventory and a $1.7 million decrease in deferred tax assets.  The largest component of the $9.3 million increase in payables was an increase of $3.9 million in ticking fees payable related to the JPM Term Loan commitment (as defined below).  We used $12.7 million in cash for investing activities during the three months ended March 31, 2014, which consisted of $7.5 million invested in the Betimol Acquisition and $5.2 million used to acquire property, plant and equipment.  Financing activities generated $0.6 million in cash flow during the three months ended March 31, 2014, primarily consisting of $1.0 million generated from purchase of stock through our employee stock purchase plan and stock option plan, partially offset by $0.4 million in debt financing costs.

During the quarter ended March 31, 2013, we generated $6.9 million in cash from operations.  This operating cash flow was primarily generated from our net income of $10.8 million, net non-cash expenses of $6.3 million, and change in deferred tax assets of $0.8 million, partially offset by increases of $8.0 million in accounts receivable and $1.4 million in inventory, and a $1.9 million decline in accounts payable.  We used $3.0 million in cash for investing activities during the quarter ended March 31, 2013. This use of cash consisted of $2.7 million used for the purchase of property, plant and equipment, and $0.3 million used to acquire drug products rights and for other equity investments.  Financing activities generated $1.1 million in cash flow during the quarter ended March 31, 2013.  This cash flow included $0.9 million in proceeds from stock option exercises and share purchases under the employee stock purchase plan, and $0.2 million in excess tax benefits from stock-based compensation.

As of March 31, 2014, we had no outstanding loans under our $60.0 million credit facility with Bank of America N.A. ( the “B of A Credit Facility”) and one outstanding letter of credit in the amount of $0.5 million.  The B of A Credit Facility was terminated on April 17, 2014, concurrent with our entering into a $150.0 million credit facility agreement with JPMorgan (the “JPMorgan Credit Facility”).

[31]

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and India.  Our cash obligations include the principal and interest payments due on our JPM Term Loan (as defined below and described throughout this report) and our $120.0 million in convertible senior notes due 2016 (the “Notes”), plus any amount we may borrow under the JPMorgan Credit Facility.  We believe that our cash reserves, operating cash flows, and availability under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future.

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

JPM Term Loan

On April 17, 2014, we completed the Hi-Tech Acquisition for a purchase price of approximately $650 million in cash.  The acquisition was financed primarily through a $600.0 million term loan (the “JPM Term Loan”).  The JPM Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 – Financing Arrangements for additional information about the JPM Term Loan.

On May 9, 2014, we entered into an Agreement and Plan of Merger (the “VP Merger Agreement”) to acquire VPI Holdings Corp. (“VPI”), the parent company of VersaPharm Incorporated (“VersaPharm”) for $440.0 million in cash.  To finance the acquisition, we received a loan commitment from JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (collectively, the “Debt Commitment Parties”) to provide an incremental term loan facility of up to $445 million (the “JPM Loan Commitment”) under the existing senior secured term loan agreement, with the same maturity date and other non-pricing terms and conditions as the existing term loans under the Term Loan Agreement.  Consistent with the terms of the JPM Term Loan, interest under the JPM Loan Commitment would accrue at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 16 – Subsequent Events for a discussion of the VP Merger Agreement and the JPM Loan Commitment.

Convertible Notes

On June 1, 2011, we issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (as defined above, the “Notes”).  Please refer to Note 8 – Financing Arrangements for additional information about the Notes.

Credit Facilities:

Bank of America Credit Agreement
On October 7, 2011, Akorn, Inc. and its domestic subsidiaries entered into a credit agreement with Bank of America, N.A. and other financial institutions through which we obtained a $20.0 million revolving line of credit.  On October 4, 2013, the parties entered into an amendment increasing the total loan commitment under the revolving credit agreement to $60.0 million.   On April 17, 2014, the Bank of America Credit Agreement was terminated, without penalty, upon our entering into a new $150.0 million revolving credit agreement with JPMorgan.

JPMorgan Credit Agreement
On April 17, 2014, concurrent with entering into the JPM Term Loan, we entered into a new $150.0 million revolving credit facility with JPMorgan.  Please refer to Note 8 – Financing Arrangements for additional information about the Bank of America Credit Agreement and the JPMorgan Credit Agreement.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Item 1. Financial Statements, Note 2 — Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.

[32]

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

NEW ACCOUNTING PRONOUNCEMENTS

There were no new applicable accounting pronouncements identified during the quarterly period ended March 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2014, we were party to a $60.0 million revolving Credit and Security Agreement with Bank of America, N.A (the “B of A Credit Agreement”).   Interest on borrowings under the B of A Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates, exposing us to interest rate risk on such borrowings.  As of March 31, 2014 and throughout the quarter ended March 31, 2014, we had no outstanding loans under the B of A Credit Agreement.  At March 31, 2014, we had one outstanding letter of credit in the amount of $0.5 million.  However, letters of credit under the B of A Credit Agreement carried interest at a fixed rate, and thus exposed us to no interest rate risk.

As of March 31, 2014, our principal debt was related to our $120 million of 3.50% Senior Convertible Notes due 2016 (as defined above, the “Notes”).  The Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity.  Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes.

Subsequent to March 31, 2014, we closed upon the $600 million JPM Term Loan and the $150 million revolving JPM Credit Facility, and received the JPM Loan Commitment for an additional $445 million term loan to finance the merger with VersaPharm.  Interest on borrowings under these credit facilities is (or will be) variable and therefore will expose the Company to interest rate risk on such borrowings.

We are subject to certain foreign exchange risk through our wholly-owned subsidiary, Akorn India Private Limited (“AIPL”). AIPL is an Indian subsidiary and transacts its domestic business in Indian rupees.  We maintain cash balances in India sufficient to fund our business activities there, and those balances are subject to foreign currency exchange risk.  Further, we have plans that involve capital investment in AIPL’s manufacturing facilities, and such projects will require funding by the parent corporation in the United States.  Accordingly, we are subject to foreign exchange risk related to the timing of such investments.  To hedge this risk, we entered into a series of non-deliverable forward contracts with Bank of America, N.A. that mature at various dates during 2014.  We have not elected hedge accounting treatment for these forward contracts, so changes in their fair value are recorded in our net income.  During the quarter ended March 31, 2014, we recorded pre-tax income of approximately $0.6 million related to changes in value of our forward contracts.

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

[33]

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on its evaluation, management, including the CEO and CFO, has concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting, which are described below.

Based on our evaluation at the close of our 2013 fiscal year of the effectiveness of our internal control over financial reporting, conducted under the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective due to the identification of material weaknesses described as follows:

●
We did not have controls designed to validated the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions.  As a result, errors were identified in the underlying data used to support significant estimates and accounting transactions, primarily relating to gross to net revenue adjustments, inventory reserves and the determination of useful lives of acquired intangible assets.  Although the errors were not material, management concluded that this constituted a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●
We did not have an adequate process in place to support the accurate and timely reporting of our financial results and disclosures in our Form 10-K.  As a result, errors were identified primarily related to accounts payable and inventory balances at year end.  Additionally, we did not have an adequate process in place to complete our testing and assessment of the design and effectiveness of internal controls over financial reporting in a timely manner.  Although the errors to accounts payable and inventory balances were not material, management concluded that this constituted a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

●
We did not have sufficient segregation of duties over information system access such that employees had the ability to inappropriately initiate and record transactions, and there were no compensating, preventative or detective controls.  Although no inappropriate transactions were identified based on our review, management concluded that this constituted a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  With the oversight of senior management and our audit committee, we have begun taken steps and plan to take additional measures to remediate the underlying causes of the material weaknesses. With respect to completeness and accuracy concerns, management intends to add additional accounting and internal audit personnel and design, document, and test controls that are intended to validate the completeness and accuracy of the data used in our significant estimates and accounting transactions.  With respect to timely and accurate filing of our financial results, management intends to add additional accounting personnel, and to design, document, and test controls that are intended to ensure timely filing.  With respect to segregation of duties, management intends to implement information technology tools to identify and assess segregation of duties issues, and to design, document and test controls to either eliminate or mitigate potential segregation of duties concerns.    While the Company believes it will remediate the material weaknesses prior to filing its Form 10-K for the period ending December 31, 2014, the Company can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2014.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the period presented in accordance with U.S. GAAP.

[34]

Changes in Internal Control Over Financial Reporting

Except as otherwise described in this Item 4, during the most recently completed fiscal quarter there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company’s disclosure of legal proceedings within Note 12, Commitments and Contingencies, included in Part I of this report, is incorporated in this Part II, Item 1 by reference.

Item 1A. Risk Factors.

Other than the risk factor described below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 14, 2014.

We may not generate cash flow sufficient to pay interest and make required principal repayments on our JPM Term Loan.

On April 17, 2014, upon completing the Hi-Tech Acquisition, we entered into a $600.0 million term loan with JPMorgan Chase Bank, N.A (the “JPM Term Loan”). The JPM Term Loan bears interest at a variable rate at a margin above prime or LIBOR, at our election.  In addition to our interest obligation, we are required to repay 0.25% of the principal balance quarterly, beginning with the second full quarter after entering into the JPM Term Loan agreement.  The remaining outstanding balance will be due and payable on April 17, 2021, seven years after entering into the agreement.  If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our principal and interest payment obligations when those obligations are due, which would place us into default under the JPM Term Loan agreement.  Such default would have a material adverse effect on our business, financial condition and results of operations.  Further, borrowings under the JPM Term Loan are secured by all or substantially all of the Company’s assets.  If the Company defaults on its obligations under the JPM Term Loan, JPM may be able foreclose upon its security interest and otherwise be entitled to obtain or control Company assets.

Our indebtedness reduces our financial and operating flexibility.

We have entered into various credit arrangements to fund certain of its operations and activities, including business combinations.  As of the date of this report, our existing debt includes a $600.0 million JPM Term Loan and $120.0 million principal balance in our Notes, and we have received commitment from JPMorgan for an additional term loan of $445.0 million to finance the VersaPharm Acquisition.  A high level of indebtedness subjects us to a number of adverse risks. In particular, our current and anticipated indebtedness has variable interest terms meaning we are subject to the risks associated with higher interest rates, and moreover, a high level of indebtedness may impair our ability to obtain additional financing in the future and increases the risk that we may default on our debt obligations. In addition, our current debt arrangements require that we devote a significant portion of our cash flows to service amounts outstanding under those debt arrangements. We also are subject to various covenants with respect to our indebtedness, including the obligation to meet certain defined financial ratios and our ability to pay distributions to our shareholders is restricted.  Further, our indebtedness may restrict or otherwise impair our ability to raise additional capital through other debt or equity financing, which could restrict our ability to raise outside funds to fund, or otherwise attempt to grow, our business.  Our ability to meet our debt obligations, to comply with all required covenants, and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition

[35]

Failure to close on the VersaPharm Acquisition due to our failure to secure financing in the timeframe required by the underlying merger agreement would result in significant financial harm to the Company.

The Agreement and Plan of Merger (the “Merger Agreement”) among the Company, its wholly-owned subsidiary, Akorn Enterprises II, Inc. and the parent corporation of VersaPharm contains termination rights that expose the Company to significant fees should the VersaPharm fail to close.  The Merger Agreement provides that the Company will be required to pay VersaPharm a termination fee of $22.0 million if we terminate the agreement due to a Financing Failure (as defined in the Merger Agreement).  Failure to close on the VersaPharm Acquisition and incurring these terminations fees would result in significant financial harm to the Company.

Before the acquisition may be completed, we must obtain approval from the FTC in connection with the proposed merger.
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

[36]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: May 12, 2014

[37]

EXHIBIT INDEX

Those exhibits marked with a (*) refer to exhibits filed herewith.  The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger (regarding VersaPharm deal), filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 9, 2014.

10.1
Term Loan Agreement dated as of April 17, 2014 among Akorn and its wholly owned domestic subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., Deutsche Bank AG New York Branch, and Morgan Stanley Senior Funding, Inc., as Syndication Agents., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 23, 2014.

10.2
Credit Agreement dated as of April 17, 2014 among Akorn and its wholly owned domestic subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 23, 2014.

10.3	Akorn, Inc. 2014 Stock Option Plan, filed as Appendix A to the definitive proxy statement on Schedule 14A filed by the Company on April 10, 2014.

10.4
Executive Employment Agreement between Akorn, and Raj Rai, its Chief Executive Officer, entered into on April 11, 2014, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 16, 2014.

10.5
Executive Employment Agreement between Akorn, and Bruce Kutinskky, its Chief Operating Officer, entered into on April 11, 2014, filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 16, 2014.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[38]