Form 10-Q
period 2014-06-30
AKORN INC
filed 2014-08-11
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Yes ☐            No ☑

At August 8, 2014, there were 104,133,724 shares of common stock, no par value, outstanding.

[1]

[2]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$107,907	$34,178
Trade accounts receivable, net	139,973	64,998
Inventories, net	108,914	55,982
Deferred taxes, current	23,266	7,945
Prepaid expenses and other current assets	17,120	5,753
TOTAL CURRENT ASSETS	397,180	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	135,695	82,108
OTHER LONG-TERM ASSETS:
Goodwill	196,016	29,831
Product licensing rights, net	429,621	115,900
Other intangible assets, net	34,803	14,605
Deferred financing costs	16,463	5,676
Long-term investments	10,965	10,006
Deferred taxes, non-current	2,451	1,643
Other	579	3,180
TOTAL OTHER LONG-TERM ASSETS	690,898	180,841
TOTAL ASSETS	$1,223,773	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$37,794	$22,999
Purchase consideration payable	20,514	14,728
Accrued compensation	11,058	7,692
Accrued royalties	7,071	6,004
Income taxes payable	675	1,459
Accrued expenses and other liabilities	22,165	8,363
Current maturities of long-term debt	4,500	—
TOTAL CURRENT LIABILITIES	103,777	61,245
LONG-TERM LIABILITIES:
Long-term debt	706,420	108,750
Deferred tax liability	117,277	—
Lease incentive obligation and other long-term liabilities	1,830	1,630
TOTAL LONG-TERM LIABILITIES	825,527	110,380
TOTAL LIABILITIES	929,304	171,625
SHAREHOLDERS’ EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 104,088,199 and 96,569,186 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	271,584	239,235
Warrants to acquire common stock	—	17,946
Retained earnings	33,700	15,366
Accumulated other comprehensive loss	(10,815)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	294,469	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,223,773	$431,805

See notes to condensed consolidated financial statements.

[3]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
 (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenues	$150,749	$77,012	$241,371	$150,866
Cost of sales (exclusive of amortization of intangibles included below)	74,078	34,920	115,044	69,629
GROSS PROFIT	76,671	42,092	126,327	81,237
Selling, general and administrative expenses	21,976	13,113	38,562	25,448
Acquisition-related costs	20,773	—	21,227	519
Research and development expenses	9,052	5,051	13,471	11,020
Amortization of intangibles	8,607	1,677	13,364	3,410

TOTAL OPERATING EXPENSES	60,408	19,841	86,624	40,397

OPERATING INCOME	16,263	22,251	39,703	40,840
Amortization of deferred financing costs	(2,436)	(207)	(8,590)	(411)
Interest expense, net	(7,917)	(2,028)	(10,078)	(4,232)
Gain from product divestiture	8,968	—	8,968	—
Other (expense) income, net	(566)	(34)	1	42

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,312	19,982	30,004	36,239
Income tax provision	5,303	7,345	11,167	12,760

INCOME FROM CONTINUING OPERATIONS	$9,009	$12,637	$18,837	$23,479
(Loss) from discontinued operations, net of tax	(503)	—	(503)	—
NET INCOME	$8,506	$12,637	$18,334	$23,479
NET INCOME PER SHARE:
Income from continuing operations, basic	$0.09	$0.13	$0.19	$0.24
(Loss) from discontinued operations, basic	$(0.01)	—	$(0.01)	—
NET INCOME, BASIC	$0.08	$0.13	$0.18	$0.24

Income from continuing operations, diluted	$0.08	$0.11	$0.16	$0.21
(Loss) from discontinued operations, diluted	$(0.01)	—	$(0.00)	—
NET INCOME, DILUTED	$0.07	$0.11	$0.16	$0.21

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	103,183	96,122	99,926	96,025
DILUTED	118,092	112,328	117,576	112,010

COMPREHENSIVE INCOME:
Consolidated net income	$8,506	$12,637	$18,334	$23,479
Foreign currency translation (loss) income, net of tax	(153)	(4,979)	1,552	(4,621)
COMPREHENSIVE INCOME	$8,353	$7,658	$19,886	$18,858

See notes to condensed consolidated financial statements.

[4]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
 (In Thousands)
 (Unaudited)

	Shares	Amount	Warrants to acquire Common Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	$17,946	$15,366	$(12,367)	$260,180
Net income	—	—	—	18,334	—	18,334
Exercise of stock options	238	1,242	—	—	—	1,242
Employee stock purchase plan issuances	73	829	—	—	—	829
Compensation and share issuances related to restricted stock awards	16	153	—	—	—	153
Stock-based compensation expense	—	3,175	—	—	—	3,175
Foreign currency translation adjustment	—	—	—	—	1,552	1,552
Excess tax benefit – stock compensation	—	833	—	—	—	833
Conversion of warrants	7,192	26,117	(17,946)	—	—	8,171

BALANCES AT JUNE 30, 2014	104,088	271,584	—	33,700	(10,815)	294,469

See notes to condensed consolidated financial statements.

[5]

 AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income	$18,334	$23,479
Loss from discontinued operations	503	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,865	6,651
Amortization of debt financing costs	8,589	411
Amortization of favorable (unfavorable) contracts	35	(318)
Amortization of inventory step-up	3,559	—
Non-cash stock compensation expense	3,331	4,244
Non-cash interest expense	2,655	2,263
Gain from product divestiture	(8,968)	—
Deferred income taxes, net	(9,959)	1,201
Excess tax benefit from stock compensation	(831)	(745)
Non-cash settlement of product warranty liability	—	(1,299)
Equity in earnings of unconsolidated joint venture	—	(76)
Changes in operating assets and liabilities:
Trade accounts receivable	(27,991)	(6,908)
Inventories	(4,213)	(4,428)
Prepaid expenses and other current assets	4,329	538
Trade accounts payable	4,965	(151)
Accrued expenses and other liabilities	8,799	(3,464)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,002	21,398
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(579,315)	(513)
Proceeds from disposal of assets	57,750	—
Payments for other intangible assets	(6,300)	—
Purchases of property, plant and equipment	(11,929)	(5,159)
NET CASH USED IN INVESTING ACTIVITIES	(539,794)	(5,672)
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	2,071	1,265
Debt financing costs	(19,654)	—
Proceeds under Borrowings	600,000	—
Proceeds from warrant exercises	8,171	—
Excess tax benefit from stock compensation	831	745
NET CASH PROVIDED BY FINANCING ACTIVITIES	591,419	2,010
Effect of exchange rate changes on cash and cash equivalents	102	(105)
INCREASE IN CASH AND CASH EQUIVALENTS	73,729	17,631
Cash and cash equivalents at beginning of period	34,178	40,871

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,907	$58,412
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$2,105	$2,152
Amount paid for income taxes	$16,449	$11,936

See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) through its Prescription Pharmaceuticals reportable segment manufactures and markets a full line of diagnostic, therapeutic and disease specific ophthalmic pharmaceuticals, antidotes, anti-allergics, anti-infectives, vaccines, and controlled substances for pain management and anesthesia as well as niche hospital drugs of various dosage forms and injectable pharmaceuticals.  In addition, through its Consumer Health reportable segment, the Company manufactures and markets a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye under the TheraTears® brand name, as well as a portfolio of private label OTC ophthalmic products and other consumer health products.  As of June 30, 2014, the Company operated pharmaceutical manufacturing plants in the U.S. at Decatur, Illinois, Somerset, New Jersey, and Amityville, New York, and internationally at Paonta Sahib, Himachal Pradesh, India, as well as a central distribution warehouse in Gurnee, Illinois, an R&D center in Vernon Hills, Illinois and corporate offices in Lake Forest, Illinois, Ann Arbor, Michigan, Amityville, New York, and Gurgaon, India.  Customers of the Company’s products include group purchasing organizations and their member hospitals, chain drug stores, wholesalers, distributors, physicians, optometrists, alternate site providers, and other pharmaceutical companies.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the Company’s Annual Report on Form
10-K filed March 14, 2014.

The Company has considered the accounting and disclosure of events occurring after the balance sheet date through the filing date of this Form 10-Q.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:  The accompanying condensed consolidated financial statements include the accounts of the Company.  All inter-company transactions and balances have been eliminated in consolidation.

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

Significant estimates and assumptions for the Company relate to the allowances for chargebacks, rebates, product returns, coupons, promotions and doubtful accounts, as well as the reserve for slow-moving and obsolete inventories, the carrying value and lives of intangible assets, the useful lives of fixed assets, the carrying value of deferred income tax assets and liabilities, the assumptions underlying share-based compensation, accrued but unreported employee benefit costs and assumptions underlying accounting for business combinations.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from product sales is recognized when title and risk of loss have passed to the customer.

Provision for estimated chargebacks, rebates, discounts, managed care rebates, product returns and doubtful accounts is made at the time of sale and is analyzed and adjusted, if necessary, at each balance sheet date.

[7]

Chargebacks and Rebates: The Company enters into contractual agreements with certain third parties such as hospitals, group-purchasing and managed care organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed.  Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

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

In calculating its chargeback expense, the Company estimated that 94.5% and 90.0% of its sales to wholesalers and distributors in the six month periods ended June 30, 2014 and June 30, 2013 respectively, would be subject to chargebacks.

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

Allowance for Coupons, Promotions and Co-Pay discount cards:   The Company issues coupons from time to time that are redeemable against certain of our Consumer Health products.  Upon release of coupons into the market, the Company records an estimate of the dollar value of coupons expected to be redeemed.  This estimate is based on historical experience and is adjusted as needed based on actual redemptions.  In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales of its products.  Upon receiving confirmation that a promotion was run, the Company accrues an estimate of the dollar amount expected to be owed back to the retailer.  This estimate is trued up to actual upon receipt of the invoice from the retailer. Additionally, the Company provides consumer co-pay discount cards, administered through outside agents to provide discounted products when redeemed. Upon release of the cards into the market, the Company records an estimate of the dollar value of co-pay discounts expected to be utilized.  This estimate is based on historical experience and is adjusted as needed based on actual usage.

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

[8]

Intangible Assets: Intangible assets consist primarily of goodwill and in-process research and development, which are carried at initial value and subject to evaluation for impairment, product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from four (4) years to thirty (30) years.  The Company regularly assesses its intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.  If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

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

The valuation hierarchy is composed of three levels.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The levels within the valuation hierarchy are described below:

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

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

[9]

		Fair Value Measurements at Reporting Date, Using:
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,907	$107,907	$—	$—
Foreign currency forward contracts	630	—	630	—
Total assets	$108,537	$107,907	$630	$—

Purchase consideration payable	$20,514	$—	$—	$20,514
Total liabilities	$20,514	$—	$—	$20,514

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$34,178	$34,178	$—	$—
Foreign currency forward contracts	208	—	208	—
Total assets	$34,386	$34,178	$208	$—

Purchase consideration payable	$14,728	$—	$—	$14,728
Total liabilities	$14,728	$—	$—	$14,728

The carrying amount of the purchase consideration payable was initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  The purchase consideration payable is principally related to the Company’s obligation to pay additional consideration related to the acquisition of selected assets from H. Lundbeck A/S (“Lundbeck”) on December 22, 2011.  The underlying obligation was long-term in nature, and therefore was discounted to present value based on an assumed discount rate.  The additional consideration of $15.0 million, contingently payable to Lundbeck on December 22, 2014, was initially discounted to $11.3 million based on a discount rate of 10.0%, and subsequently adjusted in final acquisition accounting to $11.6 million based on applying a 9.0% discount rate.  The Company performed evaluations of the fair value of this liability at June 30, 2014 and December 31, 2013 based on utilizing significant unobservable inputs to derive discount rates of 2.27% and 1.85%, respectively.  As of June 30, 2014, the Company determined the fair value of this liability to be $14.8 million.  The increase in fair value of approximately $0.1 million from December 31, 2013 to June 30, 2014 was recorded as non-cash interest expense within the Company’s condensed consolidated statement of comprehensive income for the six months ended June 30, 2014.

The fair value of the contingent consideration payable to Lundbeck is based upon the likelihood of achieving the underlying revenue targets and a derived cost of debt based on the remaining term.  The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and reaffirmed this determination as of June 30, 2014 and December 31, 2013.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income.

As of June 30, 2014 and December 31, 2013, the purchase consideration payable to Lundbeck was classified as a current liability on the Company’s condensed consolidated balance sheets as of those dates, since the additional consideration of $15.0 million is due to be paid on December 22, 2014.

The carrying amount at June 30, 2014 of purchase consideration payable also includes estimated consideration due to Santen related to the Company’s acquisition of U.S. NDA rights to Betimol® on January 2, 2014.  The liability was initially discounted based on the Company’s assumed discount rate and revalued at June 30, 2014 using this same discount rate.  The Company identified no events that would cause its calculated assumed discount rate to change between the acquisition date and June 30, 2014.  The additional consideration contingently payable to Santen on January 2, 2015, was initially estimated at $4.5 million discounted to $4.0 million based on a discount rate of 12.6%.  The Company performed evaluations of the fair value of this liability at June 30, 2014 based on utilizing significant unobservable inputs and determined the fair value of this liability to be $4.6 million, discounted to $4.4 million. The increase in fair value during the six months ended June 30, 2014 of approximately $0.4 million has been recorded as non-cash interest expense within the Company’s condensed consolidated statement of comprehensive income for the six months ended June 30, 2014.  The change in fair value of the additional consideration is sensitive to the passage of time and to changes in observable and unobservable inputs, such as the Company’s calculated discount rate.

[10]

The Company entered into three non-deliverable forward contracts in October 2013 to protect against unfavorable trends with regard to currency translation rates between U.S. dollars (“USD”) and Indian rupees (“INR”) for planned capital expenditures at Akorn India Private Limited (“AIPL”), of which one of the forward contracts matured and was redeemed during the quarter.  The remaining two forward contracts were based on current and future anticipated investments of USD $3.3 million on each of July 3, 2014 and September 30, 2014 in AIPL, the Company’s subsidiary in India.  These forward contracts include projected currency translation rates between INR and USD.  Any difference between the actual and projected foreign currency translations rates on the respective settlement dates will result in payment from the counterparty to the Company, or vice versa, as the case may be.  As of June 30, 2014 and December 31, 2013, the Company was provided with reports of the fair market value of the three forward contracts from the counterparty.  Due to continued strengthening of the Indian rupee against the U.S. dollar, the contracts had positive fair values to the Company of $0.6 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively.  The Company recorded the $0.4 million gain in fair value during the six months ended June 30, 2014 as “other income” in its consolidated statements of comprehensive income and has included the asset value within “prepaid expenses and other current assets” in its condensed consolidated balance sheets.

As of June 30, 2014 and December 31, 2013, the Company was carrying long-term cost basis investments valued at $11.0 million.  The fair value of the cost basis investments is not estimated, as there are no identified events or changes in circumstances that may have a significant adverse effect of the fair value of the investment, and it is not practicable to estimate the fair value of the investments.

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

Discontinued Operations:  During the three and six month periods ended June 30, 2014 and subsequent to the Hi-Tech acquisition the Company divested the ECR Pharmaceuticals subsidiary (see Note 11 – Business Combinations, Dispositions and Other Strategic Investments). As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC Topic 205 Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” As the ECR Pharmaceuticals subsidiary had not previously been reported within the condensed and consolidated balance sheets as of December 31, 2013 no reclassification of amounts previously reported in the condensed consolidated balance sheets have been made. Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

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

[11]

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan set aside up to 7.5 million shares for issuance based on the grant of stock options, restricted shares, or various other instruments to directors, employers and consultants.  The 2014 Plan replaces the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013 although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options and employee stock purchase plan	1,954	2,191	3,175	3,830
Restricted stock awards	92	350	153	414
Total stock-based compensation expense	2,047	2,541	3,329	4,244

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan and the 2003 plan during the three and six month periods ended June 30, 2014, and 2013, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected volatility	54%	58%	54%	59%
Expected life (in years)	4.2	4.0	4.2	4.0
Risk-free interest rate	1.79%	0.73%	1.79%	0.74%
Dividend yield	—%	—%	—%	—%
Fair value per stock option	$10.77	$6.81	$10.77	$6.77
Forfeiture rate	8%	8%	8%	8%

The table below sets forth a summary of activity within the 2014 and 2003 Plan for the six months ended June 30, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	9,228	$4.45	1.61	$186,169
Granted	991	24.75
Exercised	(238)	5.26
Forfeited	(19)	15.48
Outstanding at June 30, 2014	9,962	$6.42	2.75	$267,200
Exercisable at June 30, 2014	8,136	$3.47	2.24	$242,324

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and six month periods ended June 30, 2014, approximately 182,000 and 238,000 stock options were exercised resulting in cash payments due to the Company of approximately $1.1 million and $ 1.3 million, respectively.   These stock option exercises generated tax-deductible expenses totaling approximately $3.9 million and $5.0 million, respectively.  During the three and six month periods ended June 30, 2013, 93,000 and 270,000  stock options were exercised resulting in cash payments to the Company of approximately $0.4 million and $0.7 million, respectively.  These option exercises generated tax-deductible expenses of approximately $1.0 million and $3.1 million, respectively.

The Company also may grant restricted stock awards to certain employees and members of its Board of Directors (“Directors”). Restricted stock awards are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  On May 4, 2013, the Company granted a total of 31,899 restricted shares to its Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares vested on May 4, 2014.  On May 2, 2014, the Company granted a total of 71,582 restricted shares to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018.

[12]

        The following is a summary of non-vested restricted stock activity:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	16	$15.36
Granted	72	24.74
Forfeited	—	—
Vested	(16)	15.36
Non-vested at June 30, 2014	72	$24.74

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

Net trade accounts receivable consists of the following (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Gross accounts receivable	$220,165	$88,165
Less reserves for:
Chargebacks and rebates	(49,330)	(12,882)
Product returns	(18,561)	(8,164)
Discounts and allowances	(11,597)	(1,644)
Advertising and promotions	(566)	(452)
Doubtful accounts	(138)	(25)
Trade accounts receivable, net	$139,973	$64,998

The current period increases in gross accounts receivable, chargebacks and rebates and cash discounts were primarily related to the acquisition of Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) during the six month period ended June 30, 2014, which acquisition is further described in Note 11 – Business Combinations, Dispositions and Other Strategic Investments.

[13]

For the three and six month periods ended June 30, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross sales	$283,842	$126,113	$433,142	$249,930
Less adjustments for:
Chargebacks and rebates	(116,845)	(42,966)	(168,718)	(86,729)
Product returns	(2,318)	(482)	(3,204)	(1,713)
Discounts and allowances	(5,700)	(1,947)	(8,135)	(3,922)
Admin fees	(5,393)	(2,358)	(7,545)	(4,320)
Advertising and promotions	(2,836)	(1,348)	(4,168)	(2,380)
Revenues, net	$150,749	$77,012	$241,371	$150,866

 The increase, year over year, in the provisions for chargebacks and rebates, product returns, discounts and allowances, admin fees, and advertising and promotion were related to the 124.9% and 73.2% increase in gross sales in the three and six month periods ended June 30, 2014, respectively compared to the corresponding prior year quarter and year to date period.

 NOTE 5 — INVENTORIES

The components of inventories are as follows (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Finished goods	$45,813	$22,886
Work in process	4,846	3,883
Raw materials and supplies	58,255	29,213
Inventories, net	$108,914	$55,982

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value.  Finished goods inventory at June 30, 2014 and December 31, 2013 was reported net of these reserves of $4.1 million and $2.9 million, respectively.

The current period increases in finished goods, work in process, raw materials and supplies were primarily related to the acquisition of Hi-Tech during the six month period ended June 30, 2014.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Land and land improvements	$8,678	$2,606
Buildings and leasehold improvements	60,474	46,281
Furniture and equipment	109,687	76,536
Sub-total	178,839	125,423
Accumulated depreciation	(59,966)	(54,470)
Property, plant and equipment placed in service, net	118,873	70,953
Construction in progress	16,822	11,155
Property, plant and equipment, net	$135,695	$82,108

Property, plant, and equipment, net increased $53.6 million principally as a result of the acquisition of Hi-Tech during the six month period ended June 30, 2014.

A portion of the Company’s property, plant and equipment is located outside the United States.  At June 30, 2014 and December 31, 2013, property, plant and equipment, net, with a net carrying value of $22.5 million and $21.1 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate offices in India.

The Company recorded depreciation expense of approximately $3.6 million and $1.6 million during the three month periods ended June 30, 2014 and 2013, respectively and approximately $5.5 million and $3.2 million during the six month periods ended June 30, 2014 and 2013, respectively.

[14]

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The following table provides a summary of the activity in goodwill by segment for the six months ended June 30, 2014 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2013	$11,863	$17,968	$29,831
Currency translation adjustments	─	550	550
Acquisitions	4,854	172,236	177,089
Dispositions	─	(11,454)	(11,454)
Balances at June 30, 2014	$16,717	$179,299	$196,016

Goodwill acquired in the three and six month period ended June 30, 2014 is wholly related to the acquisition of Hi-Tech, while Goodwill dispositions in the period are the result of the Watson product disposition and ECR divestiture as further discussed in Note 11 — Business Combinations, Dispositions and Other Strategic Investments.

Goodwill acquired prior to April 1, 2014 attributed to the Consumer Health segment was due to the Company’s acquisition of Advanced Vision Research, Inc. in May 2011, while Goodwill attributed to the Prescription Pharmaceuticals segment relates to the Company’s acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”) in February 2012, principally KDIL’s manufacturing facility in Paonta Sahib, India.

Product Licensing Rights, In-Process Research and Development (“IPR&D”), and Other Intangible Assets:
The following table sets forth information about the net book value of the Company’s other intangible assets as of June 30, 2014 and December 31, 2013, and the weighted average remaining amortization period as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Net Balance	Wgtd Avg Remaining Amortization Period (years)
JUNE 30, 2014
Product licensing rights	$476,659	$(47,038)	$429,621	13.8
IPR&D	9,400	─	9,400	N/A - Indefinite lived
Trademarks	15,000	(1,128)	13,872	19.9
Customer relationships	6,561	(2,002)	4,559	9.0
Other Intangibles	6,000	(68)	5,932	4.8
Non-compete agreement	2,552	(1,512)	1,040	1.7
	$516,172	$(51,748)	$464,424

DECEMBER 31, 2013
Product licensing rights	$151,504	$(35,604)	$115,900	9.8
IPR&D	─	─	─	─
Trademarks	9,500	(844)	8,656	27.4
Customer relationships	6,166	(1,528)	4,638	9.8
Other Intangibles	─	─	─	─
Non-compete agreement	2,428	(1,117)	1,311	2.2
	$169,598	$(39,093)	$130,505

Intangible assets other than goodwill, gross increased $346.6 million as a result of the acquisition of Hi-Tech, the disposal of previously acquired assets to Watson, the divestiture of ECR, the acquisition of Zioptan® and the acquisition of Betimol during the six month period ended June 30, 2014.

The Company recorded amortization expense of approximately $8.6 million and $1.7 million during the three month periods ended June 30, 2014 and 2013, respectively and approximately $13.4 million and $3.4 million during the six month periods ended June 30, 2014 and 2013, respectively, related to its product licensing rights and other intangible assets.

[15]

NOTE 8 — FINANCING ARRANGEMENTS

Term Loan

Concurrent with the closing of its acquisition of Hi-Tech (the “Hi-Tech Acquisition”), Akorn, Inc. and its wholly owned domestic subsidiaries (the “Akorn Loan Parties”) entered into a $600.0 million Term Facility (the “Term Facility”) pursuant to a Loan Agreement dated April 17, 2014 (the “Term Loan Agreement” or “Existing Term Loan Agreement”) between the Akorn Loan Parties as borrowers, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as lender and as administrative agent for certain other lenders.  Akorn may increase the loan amount up to an additional $150.0 million, or more, provided certain financial covenants and other conditions are satisfied.  The proceeds received pursuant to the Term Loan Agreement were used to finance the Hi-Tech Acquisition, as further described below in Note 11, Business Combinations, Dispositions and Other Strategic Investments.

The Term Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a Deposit Account Control Agreement.

The Term Loan Agreement requires quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven (7) years from the date of closing of the Term Loan Agreement.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  To the extent the Term Facility is refinanced within the first six (6) months of closing, a 1.00% prepayment fee will be due. As of June 30, 2014 outstanding debt under the term loan facility was $600.0 million and the Company was in full compliance with all applicable covenants.

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

For the three and six month periods ended June 30, 2014, the Company recorded interest expense of $5.5 million in relation to the Term Loan.

 As of June 30, 2014, in connection with entering into the $600.0 million term loan with JPMorgan, the Company incurred approximately $20.3 million in deferred financing fees.  Approximately $7.4 million of this total represented loan commitment fees, of which $1.2 million and $7.1 million was amortized to expense during the three and six month periods ended June 30, 2014, respectively. The $7.1 million of loan commitment fees amortized in the six month period ended June 30, 2014 consisted of $5.0 million in ticking fees and $2.1 million in commitment fee amortization.  The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Term Loan Agreement.

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

[16]

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

As of June 30, 2014, the Notes were trading at approximately 381% of their face value, resulting in a total market value of $456.8 million compared to their face value of $120.0 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  On June 30, 2014, the Company’s common stock closed at $33.25 per share, resulting in a pro forma conversion value for the Notes of approximately $455.5 million.  Increases in the market value of the Company’s common stock increase the fair value of the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

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

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  In each subsequent quarterly period, this trading price requirement has also been met.  Accordingly, the Notes have remained convertible and will continue to be convertible at least through September 30, 2014.

The Notes are being accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $20.5 million as the value for the equity component.  At June 30, 2014 and December 31, 2013, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	110,920	108,750
Unamortized discount of the liability component	9,080	11,250
Unamortized deferred financing costs	1,642	2,034

For the three and six month periods ended June 30, 2014 and 2013, the Company recorded the following expenses in relation to the Notes (in thousands):

[17]

	Three months ended June 30,		Six months ended June 30,
Expense Description	2014	2013	2014	2013
Interest expense at 3.5% coupon rate (1)	$1,050	$1,050	$2,100	$2,100
Debt discount amortization (1)	1,095	1,019	2,170	2,020
Amortization of deferred financing costs	198	184	392	365
	$2,343	$2,253	$4,662	$4,485

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

Fixed Charge Coverage Ratio	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1 > 1.50 to 1.0	0.50%	1.50%
Category 2 > 1.25 to 1.00 but < 1.50 to 1.00	0.75%	1.75%
Category 3 < 1.25 to 1.00	1.00%	2.00%

[18]

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

As of June 30, 2014 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company intends to use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries, and to otherwise replace letters of credit that were outstanding upon the termination of the Company’s prior revolving credit facility with Bank of America, N.A.  At June 30, 2014, there were no outstanding borrowings and one outstanding letter of credit in the amount of approximately $0.5 million under the credit facility with JPM. Availability under the facility as of June 30, 2014 was approximately $142.7 million.

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

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “B of A Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “B of A Lenders”) through which it obtained a $20.0 million revolving line of credit, which included a $2.0 million letter of credit facility.  On October 4, 2013, the Company and the B of A Lenders entered into an amendment which increased the total credit commitment from $20.0 million to $60.0 million.  The amendment modified certain restrictions and fixed charge ratio coverage requirements regarding Permitted Foreign Investments, as defined in the B of A Credit Agreement. This facility was scheduled to mature in March 2016.  On April 17, 2014, concurrent with the Company entering into the JPM Credit Agreement, the Company and Bank of America, N.A. agreed to early terminate the B of A Credit Agreement, without penalty.

NOTE 9 — EARNINGS PER SHARE

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

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock awards (“RSAs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

[19]

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$9,009	$12,637	$18,837	$23,479
Income from continuing operations per share:
Basic	$0.09	$0.13	$0.19	$0.24
Diluted	$0.08	$0.11	$0.16	$0.21
(Loss) from discontinued operations, net of tax	$(503)	─	$(503)	─
(Loss) from discontinued operations per share
Basic	$(0.01)	─	$(0.01)	─
Diluted	$(0.01)	─	$(0.01)	─

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	103,183	96,122	99,926	96,025
Dilutive securities:
Stock option and unvested RSAs	5,038	4,380	5,008	4,383
Stock warrants	749	6,614	3,779	6,564
Shares issuable upon conversion of convertible notes (1)	9,122	5,212	8,863	5,038
Total dilutive securities	14,909	16,206	17,650	15,985

Weighted average diluted shares outstanding	118,092	112,328	117,576	112,010

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	598	1,373	336	1,289

(1)
The number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock.

Stock Warrant Exercise

On April 10, 2014, the Company’s chairman, John N. Kapoor, Ph.D., exercised all of his 7.2 million outstanding stock warrants for cash.  These warrants were issued at various dates in 2009 and were scheduled to expire in 2014.  The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the three and six month periods ended June 30, 2014.

NOTE 10 — SEGMENT INFORMATION

During the three and six month periods ended June 30, 2014, the Company acquired Hi-Tech and as a result, underwent a change in the organizational and reporting structure of the Company's reportable segments, establishing two reporting segments that each report to the Chief Operating Decision Maker (CODM), as defined in ASC Topic 280, Segment Reporting, and Chief Executive Officer (CEO), Raj Rai. Our performance will be assessed and resources will be allocated by the CODM based on the following two reportable segments:

- Prescription Pharmaceuticals
- Consumer Health

Prior to the realignment the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services.

The changes combine operations that have a similar product type, serve comparable customers and address similar business issues and industry dynamics. The new segment reporting structure provides shareholders and other users of our financial statements with more useful information about our segments.

Current Segments
			Prescription Pharmaceuticals	Consumer Health
Former Segments	Akorn	Ophthalmics	X	X (a)
		Hospital Drugs and Injectables	X
		Contract Services	X
	Hi-Tech	Generic Pharmaceuticals (“Hi-Tech Generic”)	X
		OTC Branded Pharmaceuticals (“HCP”)		X (b)
		Prescription Brands (“ECR”)	X (c)

[20]

(a)	Represents the previous acquisition of Advanced Vision Research, Inc./TheraTears
(b)	Represents the previous Hi-Tech reportable segment HCP (“Health Care Products”)
(c)
Represents the previous Hi-Tech reportable segment ECR which was divested during the three and six month periods ended June 30, 2014 and whose results have been included within discontinued operations.

The Consumer Health segment manufactures, markets and distributes a line of branded OTC dry eye treatment products, a portfolio of private label OTC ophthalmic products and other consumer health products. The Prescription Pharmaceuticals segment manufactures, markets and distributes general and disease specific ophthalmic drugs and injectable pharmaceuticals, primarily in niche markets, as well as certain antidotes, antiallergics, anti-infectives, vaccines, and controlled substances for pain management and anesthesia, in various dosage forms.  The Prescription Pharmaceuticals segment also includes the operating results of the Company’s subsidiary in India – Akorn India Private Limited.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial info by reporting segment is presented below (in thousands). The Company has restated prior periods including the three and six month periods ended June 30, 2013 to reflect the strategic realignment described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Prescription Pharmaceuticals	$136,231	$67,362	$218,079	$132,508
Consumer Health	14,518	9,650	23,292	18,358

Total revenues	150,749	77,012	241,371	150,866

Gross Profit:
Prescription Pharmaceuticals	68,012	36,743	113,296	70,766
Consumer Health	8,659	5,349	13,031	10,471

Total gross profit	76,671	42,092	126,327	81,237

Operating expenses	60,408	19,841	86,624	40,397

Operating income	16,263	22,251	39,703	40,840
Other (expense)	(1,951)	(2,269)	(9,699)	(4,601)

Income from continuing operations before income taxes	$14,312	$19,982	$30,004	$36,239

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the revenue and gross profit level has been minimal. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

NOTE 11 — BUSINESS COMBINATIONS, DISPOSITIONS AND OTHER STRATEGIC INVESTMENTS

VPI Holdings Corp.

On May 9, 2014, the Company entered into an Agreement and Plan of Merger (the “VP Merger Agreement”) to acquire VPI Holdings Corp. (“VPI”), the parent company of VersaPharm Incorporated (“VersaPharm”) for approximately $440 million in cash, subject to various post-closing adjustments related to working capital, cash, transaction expenses and funded indebtedness.  The acquisition was approved by the Federal Trade Commission (FTC) on August 5, 2014 following review pursuant to provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”). The approval is pursuant to an order of product divestment to Watson Laboratories, Inc., a wholly owned subsidiary of Actavis plc., to divest all rights and assets related to one product marketed under a pending Abbreviated New Drug Application – Rifampin (“Akorn Rifampin Product Assets”). The Company expects the acquisition to close in the third quarter of 2014. Upon completion of the merger, Akorn Enterprises II, Inc., a wholly owned subsidiary of the Company (the “Acquisition Subsidiary”), will be merged with and into VPI, such that after the merger VPI will be a wholly owned subsidiary of the Company.

[21]

VersaPharm is a privately-held developer and marketer of multi-source prescription pharmaceuticals, with a focus in the niche therapeutic categories of dermatology, tuberculosis and hemophilia.   VersaPharm operates a corporate office in Marietta, GA, a research and development, quality control and assurance facility in Warminster, PA, and an operations center in Tarrytown, NY.

The VersaPharm Acquisition is expected to complement and expand the Company’s product portfolio by further diversifying its offering to generic dermatology therapeutic products, and further enhancements of the Company’s existing product portfolio.  The VersaPharm Acquisition is also expected to enhance the Company’s new product pipeline, including 11 ANDA’s currently filed with the FDA.

Akorn intends to fund the transaction principally through a $445 million incremental term loan. JPMorgan has committed financing for the transaction.  The Company anticipates that the incremental term loan agreement will be signed during the third quarter of 2014.  The Incremental Term Loan is expected to bear interest, at Akorn’s option, at rates equal to an adjusted Eurodollar rate or an alternate base rate, in each case, plus a spread. As of June 30, 2014, the Company recorded $1.7 million of commitment fees associated with the incremental term loan and for the three and six month periods ended June 30, 2014 recorded $0.5 million in amortization expense associated with the commitment fees.

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

During the three and six month periods ended June 30, 2014, the Company recorded approximately $1.0 million in acquisition related expenses in connection with the VersaPharm acquisition.

Hi-Tech Pharmacal Co., Inc.

On April 17, 2014, the Company completed its acquisition of Hi-Tech for a total purchase price of approximately $650 million (the “Hi-Tech Acquisition”).  This purchase price was based on acquiring all outstanding shares of Hi-Tech common stock for $43.50 per share, buying out the intrinsic value of Hi-Tech’s stock options, and paying the single-trigger separation payments to various Hi-Tech executives due upon change in control.  The total consideration paid is net of Hi-Tech’s cash acquired subsequent to Hi-Tech’s payment of $44.6 million of stock options and single trigger separation payments as of April 17, 2014.

On August 27, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Hi-Tech.  Subject to the terms and conditions of the Merger Agreement, upon completion of the merger on April 17, 2014, each share of Hi-Tech’s common stock, par value $0.01 per share, issued and outstanding and held by non-interested parties at the time of the merger (the “Hi-Tech Shares”), was cancelled and converted into the right to receive $43.50 in cash, without interest, less any applicable withholding taxes, upon surrender of the outstanding Hi-Tech Shares.

The acquisition was approved by the shareholders of Hi-Tech on December 19, 2013, and was approved by the Federal Trade Commission (“FTC”) on April 11, 2014 following review pursuant to provisions of HSR.  In connection with the Hi-Tech Acquisition, the Company entered into an agreement (the “Divestment Agreement”) with Watson Laboratories, Inc., a wholly owned subsidiary of Actavis plc, to divest certain rights and assets - see below for further consideration.

[22]

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

During the three and six month periods ended June 30, 2014, the Company recorded approximately $19.6 million and $20.0 million in acquisition-related expenses in connection with the Hi-Tech Acquisition.  These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the Hi-Tech Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date.  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach.

Consideration:
Amount of cash paid to Hi-Tech stockholders	$605.0
Amount of cash paid to vested Hi-Tech option holders	40.5
Amount of cash paid to key executives under single-trigger separation payments upon change-in-control	4.1
$649.6

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$89.7
Accounts receivable	48.5
Inventory	53.7
Other current assets	23.9
Property and equipment	45.6
Product licensing rights	343.5
IPR&D	9.4
Customer Relationships	0.3
Trademarks	5.5
Goodwill	177.1
Other non-current assets	0.6
Total assets acquired	$797.8
Assumed current liabilities	(23.5)
Assumed non-current liabilities	(2.8)
Deferred tax liabilities	(121.9)
Total liabilities assumed	$(148.2)
$649.6

Goodwill represents expected synergies resulting from the combination of the entities and other intangible assets that do not qualify for separate recognition, while IPR&D assets represent ongoing in-process research and development projects obtained through the acquisition.  The Company does not anticipate being able to deduct any of the associated incremental value of goodwill and other intangible assets for income tax purposes, but expects to be able to deduct approximately $18.5 million of value associated with pre-existing Hi-Tech goodwill and other intangible assets for income tax purposes in future periods. See Note 7 – Goodwill and Other Intangible Assets for further discussion of goodwill allocated to each reportable segment. As of June 30, 2014, the Company has not completed the allocation of goodwill acquired in the acquisition to reporting units.

[23]

Weighted average remaining amortization period of intangible assets acquired other than goodwill and IPR&D through the Hi-Tech acquisitions as of the closing date was 15.6 years in aggregate, 15.7 years for product licensing rights, 1 year for customer relationships and 9 years for trademarks.

During the three and six month periods ended June 30, 2014, the Company recorded net revenue of approximately $51.5 million, respectively related to sales of the Hi-Tech products existing subsequent to the disposition and divestiture noted below.

Watson Product Disposition

In connection with the Hi-Tech Merger, Akorn entered into an agreement (the “Disposition Agreement”) with Watson Laboratories, Inc., (“Watson”) a wholly owned subsidiary of Actavis plc, to dispose of certain rights and assets related to three Hi-Tech products marketed under Abbreviated New Drug Applications — Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly — and one Akorn product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream, collectively “the products”.  The Divestment Agreement further included one product under development. Net revenues for the Akorn product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream were approximately $0.3 million and $1.4 million in the three month periods ended June 30, 2014 and 2013, respectively, and approximately $1.5 million and $2.4 million in the six month periods ended June 30, 2014 and 2013, respectively. This disposition was required pursuant to a proposed consent order accepted by vote of the Federal Trade Commission on April 11, 2014.   The closing of the disposition agreement, which was contingent upon the consummation of Akorn’s acquisition of 50% or more of the voting securities of Hi-Tech, took place on April 17, 2014. Under the terms of the disposition the Company received $16.8 million for the intangible product rights, associated goodwill, and saleable inventory of the products denoted above. The Company recorded a gain of $9.0 million in Other (expense) income, net in the three and six month periods ended June 30, 2014, resulting from the difference of the consideration received and assets disposed, see below.

Calculation of gain from Watson product disposition (in millions)
Consideration received	$16.8
Intangible assets disposed	(5.9)
Goodwill disposed	(1.1)
Other assets disposed	(0.8)
Pre-Tax Gain recognized	$9.0

Upon completing the Watson product disposition, the Company entered into a Master Supply Agreement with Watson whereby the Company will continue manufacturing the products for a transitional period not to exceed two years.  The parties also entered into a Transition Services Agreement, the purpose of which is to affect a smooth transfer of all intellectual property and necessary historical data to complete the ownership transfer to Watson.

ECR Divestiture

On June 20, 2014, the Company divested its subsidiary, ECR Pharmaceuticals (“ECR”), net of three branded products (specifically Cormax®, VoSol® HC, and Zolvit® Oral Solution otherwise known as “Lortab”) to Valeant Pharmaceuticals (“Valeant”) for $41 million in cash and assumption of certain liabilities. Through the divestiture, the Company recognized a nominal gain on the sale of the intangible product rights, associated goodwill, saleable inventory and other assets of ECR. ECR, which promotes certain branded pharmaceuticals through its sales force, was acquired through the acquisition of Hi-Tech. As the Company has divested a component of the combined entity and do not expect material continuing cash flows, ECR results which included net revenues of $3.4 million and a net (loss) from discontinued operations of ($0.5) million for the period from acquisition to disposition (which both occurred during the three and six month periods ended June 30, 2014) have been included within discontinued operations in the condensed consolidated statements of comprehensive income, see below.

Calculation of gain/(loss) from ECR Divestiture (in millions)
Consideration received	$41.0
Intangible assets divested	(33.6)
Goodwill divested	(10.4)
Other assets divested	(1.2)
Assumed liabilities divested	5.1
Pre-Tax Gain recognized	$0.9

[24]

The unaudited pro forma results presented below reflect the consolidated results of operations inclusive of the Hi-Tech acquisition, Watson product disposition and ECR divestiture (“Hi-Tech transactions”) occurring during the quarter, as if the transactions had taken place at the beginning of the period presented below.  The pro forma results include amortization associated with the acquired tangible and intangible assets and interest on debt incurred for the acquisition.  The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisition.  Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$157,405	$124,558	$306,358	$256,493
Net income (loss)	18,953	(13,897)	37,947	(499)
Net income (loss) per diluted share	$0.16	$(0.14)	$0.32	$(0.00)

Zioptan Acquisition

On April 1, 2014, the Company acquired the U.S. NDA rights to Zioptan®, a prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, Sharp and Dohme Corp. (“Merck”). The Company’s acquisition of U.S. NDA rights to Zioptan® (the “Zioptan Acquisition”) is being accounted for as a business combination in accordance with ASC 805 – Business Combinations.  The purpose of the Zioptan Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals.  The total consideration at closing was $11.2 million, all of which was recognized as product licensing rights as of the acquisition date.

Upon completing the Zioptan Acquisition, the Company entered into a Master Supply Agreement with Merck whereby Merck will continue manufacturing Zioptan® for a transitional period not to exceed two years, during which time the Company will work to transfer manufacturing.  The transfer price, per the terms of the Supply Agreement, will equal Merck’s historical product cost.  The parties also entered into a Transition Services Agreement, the purpose of which is to affect a smooth transfer of all intellectual property and necessary historical data to complete the ownership transfer to the Company.

The U.S. NDA rights to Zioptan® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of June 30, 2014.  From sales of Zioptan®, the Company recorded revenue of $3.8 million during the three and six month periods ended June 30, 2014.

The Company has not provided pro forma revenue and earnings of the Company as if the Zioptan Acquisition was completed as of January 1, 2014 because to do so would be impracticable.  The acquired Zioptan rights were not managed as a discrete business by Merck.  Accordingly, determining the pro forma revenue and earnings of the Company including the Zioptan Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

Betimol Acquisition

On January 2, 2014, the Company acquired the NDA rights to Betimol®, a prescription ophthalmic eye drop for the reduction of eye pressure in glaucoma patients, from Santen Pharmaceutical Co., Ltd., a Japanese corporation (“Santen”).  The Company’s acquisition of U.S. NDA rights to Betimol® (the “Betimol Acquisition”) is being accounted for as a business combination in accordance with ASC 805 – Business Combinations.  The purpose of the Betimol Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals.  The total consideration will be equal to 1.5 times the Company’s net sales of Betimol® in the first year following acquisition, such year starting upon the Company’s first sale of the product.  The Company paid $7.5 million upon completing the acquisition and will pay any remaining amount 60 days following the first year post-acquisition.  There is also a provision for a $2.0 million increase to the total consideration should net sales of Betimol exceed $14.0 million in any one of the first five years following acquisition, though the Company deems this extremely unlikely.  There is no provision for reducing the purchase price below the initial $7.5 million paid.

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

[25]

The following table sets forth the consideration paid for the Betimol Acquisition and the fair values of the acquired assets and assumed liabilities (in millions).  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets:

Betimol Acquisition:
Consideration paid in cash at closing	$7.5
Purchase consideration payable	4.0
$11.5

Fair value of acquired assets:
U.S. NDA rights to Betimol®	$11.4
Favorable supply agreement	0.1
$11.5

The U.S. NDA rights to Betimol® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of June 30, 2014.  The favorable supply agreement is included within other long-term assets on the Company’s condensed consolidated balance sheet as of June 30, 2014.

The Company estimated that it would owe additional consideration to Santen of approximately $4.5 million.  Since this is a performance-based earn-out payment, this additional consideration was discounted to approximately $4.0 million.  During the three and six month periods ended June 30, 2014 the Company recorded $0.1 million of other operating expense reflecting a fair value adjustment to increase the estimated additional consideration obligation as a result of revised operating expectations.

From sales of Betimol®, the Company recorded revenue of $1.6 million and $4.4 million during the three and six month periods ended June 30, 2014.

The Company has not provided pro forma revenue and earnings of the Company as if the Betimol Acquisition was completed as of January 1, 2014 because to do so would be impracticable.  The acquired Betimol rights were not managed as a discrete business by Santen.  Accordingly, determining the pro forma revenue and earnings of the Company including the Betimol Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

Merck Products Acquisition

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

The following table sets forth the consideration paid for the Merck Acquisition and the fair values of the assets acquired and the liabilities assumed (in millions):

Product rights:
AzaSite	$13.8
Cosopt	21.6
Cosopt PF	20.3
Product rights total	$55.7
Prepaid expenses	0.1
Deferred tax assets, net	0.7
Total fair value of acquired assets	$56.5
Consideration paid	$52.8
Gain from bargain purchase	$3.7

[26]

Through its acquisition of Inspire Pharmaceuticals, Inc. the Company assumed that entity’s net operating loss carry-forwards (“NOLs”) and unamortized start-up costs.  The “deferred tax assets, net” listed above represents the difference between the acquired deferred tax assets, the NOLs, and unamortized start-up costs, and the acquired deferred tax liabilities, which represent the book versus tax basis differences in the product rights.  The bargain purchase amount was largely derived from the difference between the fair value and the economic value, as calculated through discounted cash flow analysis, of the deferred tax assets, net.  In particular, due to the long-term nature of the NOLs acquired, the book value of the resulting deferred tax asset significantly exceeded its discounted cash flow value.

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

During the three and six month periods ended June 30, 2014, the Company recorded net revenue of approximately $6.4 million and $15.8 million, respectively related to sales of the three products acquired through the Merck Acquisition.

The Company has not provided pro forma revenue and earnings of the Company as if the Merck Acquisition was completed as of January 1, 2013 because to do so would be impracticable.  The products acquired from Merck were not managed as a discrete business by Merck.  Accordingly, determining the pro forma revenue and earnings of the Company including the Merck Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

Other Strategic Investments

On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement (the “Aciex Agreement”) to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), based in Westborough, MA, for $8.0 million in cash.  Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement (the “Aciex Amendment”) to acquire additional shares of Series A-2 Preferred Stock in Aciex for approximately $2.0 million in cash.  On April 17, 2014, the Company entered into a Secured Note and Warrant Purchase Agreement (“Aciex Warrant Purchase Agreement”) to acquire secured, convertible promissory notes of Aciex for approximately $0.4 million in cash.  On June 27, 2014, the Company entered into a second Secured Note and Warrant Purchase Agreement (“2nd Aciex Warrant Purchase Agreement”) to acquire additional secured, convertible promissory notes of Aciex for an additional amount of approximately $0.4 million. The Company’s aggregate investment in Aciex of $10.8 million is being carried at cost on the Company’s condensed consolidated Balance Sheet.  Aciex is an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consists of both clinical stage assets and pre-Investigational New Drug stage assets.  The investments detailed above have provided the Company with an ownership interest in Aciex of below 20%.  The Aciex Agreement and Aciex Amendment contain certain customary rights and preferences over the common stock of Aciex and further provide that the Company shall have the right to a seat on the Aciex board of directors.  The Company performs an impairment test of its investment in Aciex annually, or more frequently if there is any indication of possible impairment.  The most recent impairment review was completed in the fourth quarter of 2013 and no impairment was identified.

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

[27]

Based on the agreements the Company has in place with strategic business partners as of June 30, 2014, the table below sets forth the approximate timing and dollar amount of payments that would be due under those agreements, assuming the underlying milestones are achieved in the years indicated (in thousands):

Year of Payment	Amount
2014	$4,522
2015	4,892
2016	3,226
2017	14
Total	$12,654

Business Combinations

The Company entered into an agreement with H. Lundbeck A/S on December 22, 2011 to acquire its rights to the New Drug Applications (“NDAs”) of three off-patent, branded injectable products (the “Lundbeck Agreement”).  Pursuant to the terms of the underlying Asset Sale and Purchase Agreement, the Company paid $45.0 million paid in cash at closing and is obligated to pay $15.0 million in additional consideration on the third anniversary of the closing date.  Both the initial $45.0 million closing payment and subsequent $15.0 million in additional consideration are subject to claw-back provisions should sales of the acquired products fail to reach the required levels.  The Company has recorded the estimated present value of the $15.0 million as a current liability on its condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

On January 2, 2014 the Company acquired the U.S. NDA rights to Betimol® from Santen.  The total consideration payable will equal 1.5 times the Company’s net sales of Betimol® in the first year following acquisition.  The Company paid consideration of $7.5 million upon closing this transaction and expects to owe an additional $4.6 million in consideration, which will become payable in the first quarter of 2015.  The Company has recorded the estimated present value of this $4.4 million as a current liability on its condensed consolidated balance sheet as of June 30, 2014.

Purchase Commitments

On October 17, 2012, the Company entered into an exclusive distribution agreement with the Massachusetts Biological Laboratory of the University of Massachusetts (“MBL”) for the Company’s marketing of MBL-manufactured tetanus-diphtheria vaccine (“Td vaccine”) over an initial contract term of two (2) years.   On July 1, 2014, the Company terminated and renegotiated the distribution agreement for an additional contract term of (1) year. The agreement commits the Company to acquire $2.5M of Td vaccine during the remainder of the fiscal year ended December 31, 2014 and $4.8M of Td vaccine in the first six months of the fiscal year ended December 31, 2015.

The Company is party to a supply agreement with Hospira for its provision of two of the injectable pharmaceuticals acquired by the Company from Lundbeck on December 21, 2011.  This agreement requires the Company to acquire product with an estimated total cost of approximately $2.1 million in each of 2014 and 2015.

Legal Proceedings

We are party to other legal proceedings and potential claims arising in the ordinary course of our business. Such legal proceedings include Akorn’s Paragraph IV challenges to other drug manufacturers’ proprietary rights, and the counter-suits filed by those drug manufacturers in response.  The amount, if any, of ultimate liability with respect to legal proceedings involving the Company cannot be determined.  Despite the inherent uncertainties of litigation, at this time the Company does not believe that such proceedings will have a material adverse impact on our financial condition, results of operations, or cash flows.

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

[28]

In connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Akorn Inc. (“Akorn”) and Akorn Enterprises, Inc., providing for the merger of Akorn Enterprises, Inc. with and into the Company (the “Merger”), a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on August 30, 2013, captioned Karant v. Hi-Tech Pharmacal Co., Inc., et al., C.A. No. 8854-VCP, alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that Akorn aided and abetted the alleged breaches. The Karant complaint sought, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages allegedly sustained, and an award of fees, expenses and costs. In addition, a putative class action lawsuit was filed in Suffolk County, New York, captioned Wackstein v. Hi-Tech Pharmacal Co., Inc., et al., Index No. 063450/2013, similarly alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that Akorn aided and abetted the alleged breaches. The Wackstein complaint sought, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages.  The defendants entered into a memorandum of understanding with plaintiff’s counsel, dated November 26, 2013, in connection with the Karant and Wackstein actions (the “Memorandum of Understanding”), pursuant to which Hi-Tech, Akorn, the other named defendants and Wackstein agreed to dismiss the Wackstein action with prejudice effective with the settlement and dismissal of the Karant lawsuit. On July 30, 2014 the Delaware Court entered judgment, granted final settlement approval, and dismissed the action.

In May 2013, Inspire received a Notice Letter that Mylan Pharmaceuticals, Inc (“Mylan”), had filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (the “Mylan Product’) prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for AzaSite.  On June 14, 2013, Insite, Merck, Inspire and Prizer filed a complaint against Mylan and a related entity alleging that their proposed product infringes the listed patents.  The Company intends to vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

On December 12, 2012, plaintiff Linda Hoover, on behalf of herself and all others similarly situated, brought a class action lawsuit against Hi-Tech in the Superior Court for the State of California, which Hi-Tech removed to the U.S. District Court for the Central District of California, Civil Action No. 5:2013-0097, alleging that Hi-Tech’s marketing and sales of its Nasal Ease ®  product is a violation of various state statutes, including the Consumer Legal Remedies Act, California’s False Advertising Law and Unlawful, Fraudulent & Unfair Business Practices Act. Hi-Tech answered the complaint on January 14, 2013. The parties have reached a settlement in this action as set forth in the Class Action Settlement Agreement, dated as of August 15, 2013. On April 8, 2014 the Court entered judgment, granted final settlement approval, and dismissed the action.

As previously disclosed, on September 12, 2012, Fera Pharmaceuticals, LLC (“Fera”) filed a civil complaint against the Company and certain individual defendants in the Supreme Court of New York. On October 15, 2012, the case was removed to the Federal District Court for the Southern District of New York, and subsequently, Fera filed an amended complaint. The complaint alleges, among other things, breach of manufacturing and confidentiality agreements, fraud in the inducement and misappropriation of the plaintiff’s trade secrets.  The Company intends to vigorously defend these allegations. However, no assurance may be given regarding the ultimate outcome of this lawsuit.

On June 8, 2012, plaintiff Mathew Harrison, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and Hi-Tech. On May 16, 2012, plaintiff David Delre, on behalf of himself and all others similarly situated, brought a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and Hi-Tech. Each complaint alleges, among other things, that their Sinus Buster ® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. Hi-Tech answered the complaints on July 17, 2012 and June 26, 2012, respectively, and asserted cross-claims against the other defendants, except Walgreens which was dismissed from this case. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Discovery commenced in the consolidated case. Dynova has filed for bankruptcy. The case has now been settled by Hi-Tech with plaintiffs by Agreement dated December 16, 2013. A motion for preliminary approval was submitted on December 16, 2013. A motion for reconsideration was submitted on January 24, 2014. The Court has preliminarily approved the settlement by a revised Order dated February 4, 2014.

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

[29]

On February 9, 2010, in the United States District Court for the District of Massachusetts (the “Federal District Court”), a “Partial Unsealing Order” was issued and unsealed in a civil case, that was subsequently amended naming several pharmaceutical companies as defendants under the qui tam provisions of the federal civil False Claims Act (the “Qui Tam Complaint”).  The Complaint alleges that several pharmaceutical companies submitted false records or statements to the United States through the Center for Medicare and Medicaid Services (“CMS”) and thereby caused false claims for payments to be made through state Medicaid Reimbursement programs for unapproved or ineffective drugs or for products that are not drugs at all. The Complaint alleges that the drugs were “New Drugs” that the FDA had not approved and that are expressly excluded from the definition of “Covered Outpatient Drugs”, which would have rendered them eligible for Medicaid reimbursement. The Complaint alleges these actions violate the federal civil False Claims Act. The Revised Corrected Seventh Amended Complaint did not name Hi-Tech as a defendant.

On February 9, 2010, the Court also unsealed the “United States’ Notice of Partial Declination” in which the government determined not to intervene On July 25, 2011, the Court issued an order stating, among other things, that all parties agreed that the only defendant against whom the United States has elected to intervene is the previously unnamed defendant.  On February 25, 2013, the Court issued a decision granting the motion that had been filed by Hi-Tech and other defendants to dismiss the Complaint, which could be subject to appeal.

NOTE 13 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three (3) large wholesale drug distributors:  AmerisourceBergen Health Corporation; Cardinal Health, Inc.; and McKesson Drug Company.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of June 30, 2014 and December 31, 2013, and the gross and net sales for the three and six month periods ended June 30, 2014 and 2013, attributable to the Big 3 Wholesalers:

	Three months ended June 30,		Six months ended June 30,
Big 3 Wholesalers combined:	2014	2013	2014	2013
Percentage of gross sales	70%	57%	67%	58%
Percentage of net sales revenues	53%	38%	50%	40%

	June 30, 2014	December 31, 2013
Percentage of gross trade accounts receivable	74%	63%

[30]

If sales to any of the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would have little difficulty obtaining the Company’s products either directly from the Company or from another distributor. The increase in the percentage of gross sales, net sales revenues and gross trade accounts receivables in the three and six months ended June 30, 2014, respectively are primarily related to the Hi-Tech acquisition.

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

During the three and six month periods ended June 30, 2014 and June 30, 2013, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable quarter.

Product Concentrations

No products represented greater than 10% of the Company’s total sales during the three and six month periods ended June 30, 2014, but one prescription pharmaceutical product represented greater than 10% of the Company’s total sales during the three and six month periods ended June 30, 2013.  During the three and six month periods ended June 30, 2013, this product represented 11.9% and 11.4% of the Company’s total sales, respectively.  No other product represented 10% or more of the Company’s revenue during these periods.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Income from continuing operations before income taxes	$14,312	$19,982	$30,004	$36,239
Income tax provision	5,303	7,345	11,167	12,760
Net income from continuing operations	$9,009	$12,637	$18,837	$23,479

Income tax provision as a percentage of income before income taxes	37.1%	36.8%	37.2%	35.2%

For the three and six month periods ended June 30, 2014, the Company recorded an income tax provision of $5.3 million and $11.2 million, respectively, which equals 37.1% and 37.2% of income before income tax in the applicable periods. The Company anticipates that its effective tax rate for the year 2014 will be approximately 37.2%.

During the three and six month periods ended June 30, 2013, the Company recorded income tax provisions that equaled 36.8% and 35.2% of income before income tax in the applicable period.  The income tax provision rates in the current year were increased in comparison to the prior year due to the incurrence of certain nondeductible fees related to the acquisition of Hi-Tech in the three and six month periods ended June 30, 2014.  Additionally the prior year rate also reflects a discrete adjustment related to recognition of the Company’s 2012 R&D tax credits, which were not recognized in 2012 because the law renewing the credits for 2012 was not passed until early 2013. The R&D tax credit has not been renewed for 2014, and no benefit for such credits has been recognized in the current year’s tax expense.

[31]

In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.1 million and $0.8 million related to uncertain tax positions as of June 30, 2014 and December 31, 2013.  If recognized, the entire amount of these tax positions will impact the Company’s effective rate.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2014 and 2013, the Company obtained legal services totaling $1.0 million and $0.2 million, respectively, of which $0.6 million and $0 was payable as of June 30, 2014 and 2013, respectively from Polsinelli PC (formerly Polsinelli Shughart PC), a law firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

NOTE 16 – SUBSEQUENT EVENTS

Nicox S.A. Acquisition of Aciex Therapeutics, Inc.

On July 2, 2014 Nicox S.A., an international Company entered into an arrangement to acquire all of the outstanding equity of Aciex Therapeutics, Inc., a private U.S. based, ophthalmic development pharmaceutical company of which Akorn has an investment in the period ended June 30, 2014 (See Note 11 – Acquisitions, Dispositions and Other Strategic Investments). The completion of the acquisition remains subject to the approval of Nicox's shareholders and other customary conditions. If approved the Company would receive pro-rata shares of Nicox S.A. which is publically traded on the Euronext Paris exchange as consideration for the carried investment.  At this time an estimate as to the effect of the subsequent event cannot be made due to the significant contingencies noted above.

Excelvision AG Probable Acquisition

On July 22, 2014, Akorn International s.ar.l. entered into a share purchase agreement with Fareva SA, a private Company headquartered in France to acquire all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, Excelvision AG (“Excelvision”) for 21.7 million CHF (“Swiss Francs”) or approximately $24.0 million, net of certain working capital amounts, Excelvision is a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products. The Company expects the acquisition to close in the first quarter of 2015 and to be principally funded with readily available cash on hand and amounts available under the Company’s existing line of credit.

NOTE 17 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will be required to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for the fiscal year beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach, as permitted under the standard. Early adoption of the standard is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, which were not expected to have continuing cash flows should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 is effective for the Company beginning January 1, 2015. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements or disclosures.

[32]

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014, and those risk factors included in subsequent reports we have filed with the SEC, and include the following items:

●	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

●	Our ability to obtain additional funding or financing to operate and grow our business;

●	The effects of federal, state and other governmental regulation on our business;

●	Our ability to obtain and maintain regulatory approvals for our products;

●	Our success in developing, manufacturing, acquiring and marketing new products;

●	Our ability to generate cash flow from operations sufficient to meet our working capital requirements and satisfy our debt obligations;

●	The success of our strategic partnerships for the development and marketing of new products;

●	Our ability to bring new products to market and the effects of sales of such products on our financial results;

●	Our ability to successfully integrate acquired businesses and products;

●	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

●	Availability of raw materials needed to produce our products; and

●	Other factors referred to in this Form 10-Q, our Form 10-K and other reports we file with the SEC.

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

[33]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three  and six month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$136,231	90.4%	$67,362	87.5%	$218,079	90.4%	$132,508	87.8%
Consumer Health	14,518	9.6%	9,650	12.5%	23,292	9.6%	18,358	12.2%
Total revenues	150,749	100.0%	77,012	100.0%	241,371	100.0%	150,866	100.0%
Gross profit:
Prescription Pharmaceuticals	68,012	49.9%	36,743	54.6%	113,296	52.0%	70,766	53.4%
Consumer Health	8,659	59.6%	5,349	55.4%	13,031	56.0%	10,471	57.0%
Total gross profit	76,671	50.9%	42,092	54.7%	126,327	52.3%	81,237	53.9%
Operating expenses:
SG&A expenses	21,976	14.6%	13,113	17.0%	38,562	16.0%	25,448	16.9%
Acquisition-related costs	20,773	13.8%	─	─ %	21,227	8.8%	519	0.3%
R&D expenses	9,052	6.0%	5,051	6.6%	13,471	5.6%	11,020	7.3%
Amortization of intangible assets	8,607	5.7%	1,677	2.2%	13,364	5.5%	3,410	2.3%
Operating income	$16,263	10.8%	$22,251	28.9%	$39,703	16.4%	$40,840	27.1%
Other (expense), net	(1,951)	(1.3%)	(2,269)	(3.0%)	(9,699)	(4.0%)	(4,601)	(3.1%)
Income before income taxes	14,312	9.5%	19,982	25.9%	30,004	12.4%	36,239	24.0%
Income tax provision	5,303	3.5%	7,345	9.5%	11,167	4.6%	12,760	8.4%
Income from continuing operations	9,009	6.0%	12,637	16.4%	18,837	7.8%	23,479	15.6%
(Loss) from discontinued operations, net of tax	(503)	(0.3%)	—	—	(503)	(0.2%)	—	—
Net income (loss)	$8,506	5.6%	$12,637	16.4%	$18,334	7.6%	$23,479	15.6%

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Our revenue was $150.7 million during the quarter ended June 30, 2014, representing an increase of $73.7 million, or 95.8%, over our revenue of $77.0 million for the prior year quarter ended June 30, 2013. The increase in revenue was primarily due to the Hi-Tech acquisition completed April 17, 2014, which produced $51.5 million of revenue for the quarter.  Of the remaining $22.2 million of increase, $12.9 million was attributable to products acquired in the last twelve months, $9.9 million was related to organic growth in existing products, and $0.5 million was related to newly-approved products, partially offset by a $1.1 million decline attributable to the divestiture of one Akorn product upon completion of the Hi-Tech acquisition. The Prescription Rx segment revenues of $136.2 million represented an increase of $68.9 million, or 102.2%, over the prior year quarter, with Hi-Tech sales accounting for $48.0 million of the increase, other products acquired in the last twelve months accounted for $12.9 million, and a combination of newly marketed products and organic growth accounted for the remaining $8.0 million. The Consumer Health segment revenues of $14.5 million represented an increase of $4.9 million, or 50.5%, over the prior year quarter, with the acquisition of Hi-Tech’s HCP Division accounting for $3.5 million of the increase, and organic growth, principally increased sales of private label products, accounting for the remaining $1.4 million.

Consolidated gross profit for the quarter ended June 30, 2014 was $76.7 million, or 50.9% of revenue, compared to $42.1 million, or 54.7% of revenue, in the corresponding prior year quarter.  The $34.6 million increase in gross profit dollars was principally due to the effect of business and product acquisitions, with a secondary cause being our organic growth.  The decline in gross profit margin from 54.7% in the prior year period to 50.9% in the quarter ended June 30, 2014 was principally due to the impact of a $3.6 million amortization of the required step-up in value of the acquired Hi-Tech inventory.  This incremental expense accounted for approximately 240 basis points of the 380 basis point decline.  The remainder of the decline was due to Hi-Tech producing a slightly lower overall margin, and lower margin from Akorn India.

[34]

Selling, general and administrative (“SG&A”) expenses were $22.0 million, or 14.6% of revenue, in the quarter ended June 30, 2014, compared to $13.1 million, or 17.0% of revenues, in the prior year quarter.  Of this $8.9 million increase, $3.4 million was due to the Hi-Tech acquisition and $5.5 million was related to our continuing business.  The largest components of the $5.5 million increase were a $1.7 million increase in wages and related costs, a $1.0 million increase in FDA filing fees, and a $0.7 million increase in legal expenses.

Acquisition-related costs incurred in the quarter ended June 30, 2014 were $20.8 million, primarily related to our acquisition of Hi-Tech, with smaller amounts related to other acquisitions, including VersaPharm and Zioptan.  The acquisition-related costs principally consisted of advisor fees, and change in control and other payments to terminated employees.  There were no acquisition related costs incurred in the prior year quarter.

Research and development (“R&D”) expense was $9.1 million in the quarter ended June 30, 2014 compared to $5.1 million in the prior year quarter.  This increase was related to the acquisition of Hi-Tech, which accounted for $2.4 million of the $4.0 million increase, along with greater volume of R&D activity and expansion of our R&D staff size and capabilities.

Amortization of intangible assets was $8.6 million in the quarter ended June 30, 2014 compared to $1.7 million in the prior year quarter.  This $6.9 million increase was due to the amortization of intangible assets acquired through the Hi-Tech acquisition and the other product acquisition we completed during the past twelve months.

In the quarter ended June 30, 2014, we recognized non-operating expense totaling $2.0 million compared to $2.3 million in the prior year quarter.  This decrease of $0.3 million was the net effect of $9.0 million in gains from disposal of assets recognized in the quarter ended June 30, 2014, partially offset by a $5.9 million increase in interest expense related to the indebtedness obtained to effect the Hi-Tech acquisition, a $2.2 million increase in amortization of debt financing costs, and a $0.5 million increase in other non-operating expenses.

For the quarter ended June 30 2014, we recorded an income tax provision of $5.3 million on our pretax income from continuing operations based on an effective income tax rate of approximately 37.1%.  In the prior year quarter ended June 30, 2013, our income tax provision was $7.3 million based on an effective tax provision rate of approximately 36.8%.  The prior year provision rate was lower principally due to a larger R&D tax credit and the current year impact of certain non-deductible expenses.

During the quarter ended June 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of the operating results of ECR from April 17 through June 19, 2014 and the small gain recognized on its disposal.

We reported net income of $8.5 million for the quarter ended June 30, 2014, equal to 5.6% of revenues, compared to $12.6 million for the quarter ended June 30, 2013, representing 16.4% of revenues.  The $4.1 million decline in net income was due to the $20.8 million increase in acquisition-related costs and the $3.6 million amortization of Hi-Tech inventory step-up, which more than offset the positive operating effect of the Hi-Tech acquisition and our other business growth over the period.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

For the six months ended June 30, 2014, consolidated revenue was $241.4 million, representing an increase of $90.5 million, or 60.0%, over the prior year period’s revenue of $150.9 million.  Of the $90.5 million revenue increase, $51.5 million was related to the Hi-Tech acquisition, $25.2 million was from sales of products acquired since the beginning of 2013, $1.4 million was from sales of newly-approved products, and $13.3 million related to organic growth in existing products, partially offset by a decline of $0.9 million related to one product divested concurrent with closing the Hi-Tech acquisition.  Revenues from the Prescription Pharmaceuticals segment were $218.1 million for the six months ended June 30, 2014, an increase of $85.6 million, or 64.6%, over the six months ended June 30, 2013, with $48.0 million generated by Hi-Tech, the above-mentioned acquisitions accounting for $25.2 million, other new products accounting for $1.4 million, and organic growth accounting for $11.9 million, partially offset by $0.9 million related to one product divestiture. Consumer Health segment revenues increased $4.9 million, or 26.9%, over the prior year period with $3.5 million related to the Hi-Tech acquisition and $2.2 million related to increased sales of private label products, partially offset by a $0.8 million decline in sales of existing products.

Consolidated gross profit for the six months ended June 30, 2014 was $126.3 million, or 52.3% of revenue, compared to $81.2 million, or 53.9% of revenue in the prior year period ended June 30, 2013.  The dollar increase in gross profit was primarily related to the Hi-Tech acquisition and our other product acquisitions over the past twelve months, along with an increase in existing product sales volume.  The slight decrease in gross profit margin approximately equals the impact of amortizing the step-up in value of the acquired Hi-Tech inventory during the quarter ended June 30, 2014 of $3.6 million as the incremental expense accounted for approximately 150 basis points of the 160 basis point decline.

[35]

Selling, general and administrative (“SG&A”) expenses were $38.6 million, or 16.0% of revenues, in the six months ended June 30, 2014 compared to $25.4 million, or 16.9% of revenues, in the corresponding prior year period.  Of the $13.1 million increase in SG&A expenses, $3.4 million was related to the Hi-Tech acquisition and the remaining $9.7 million was due to a number of factors, including increased headcount, higher FDA filing fees, and an increase in legal expenses.

Acquisition-related expenses in the six months ended June 30, 2014 were $21.2 million compared to $0.5 million in the corresponding prior year period.  These expenses in the current and prior year were primarily related to the Hi-Tech Acquisition, with smaller amounts related to other acquisitions, including VersaPharm, Zioptan and Betimol.   The acquisition-related costs principally consisted of of advisor fees, and change in control and other payments to terminated employees.

R&D expenses were $13.5 million in the six months ended June 30, 2014, an increase of $2.5 million, or 22.2%, over the prior year amount of $11.0 million.  This increase was primarily related to the incremental Hi-Tech R&D expenses, which were $2.4 million in the current year period.

Amortization of intangible assets was $13.4 million in the six months ended June 30, 2014 compared to $3.4 million in the six months ended June 30, 2013.  Amortization was higher in the current year period due primarily to the Hi-Tech Acquisition and our other product acquisitions completed over the past twelve months.

We recognized non-operating expenses of $9.7 million in the six months ended June 30, 2014, and $4.6 million in the corresponding prior year period.  The increase in the periods was the result of a $5.8 million increase in interest expense due to the JPM Term Loan entered into during the period and a $8.2 million increase in deferred financing fee amortization resulting from the loan, partially offset by the gain recognized through the Watson product disposal completed during the quarter ended June 30, 2014.

For the six months ended June 30, 2014, our income tax provision on continuing operations was $11.2 million, calculated using an effective tax provision rate of 37.2%.  In the prior year period, we recorded a $12.8 million provision for income taxes, representing an effective tax rate of 35.2%.  The provision rate for the six months ended June 30, 2014 was lower primarily due to the impact of an adjustment recorded in the first quarter of 2013 related to passage of legislation renewing the availability of R&D tax credits for 2012.

During the six months ended June 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of ECR’s operating results from April 17 through June 19, 2014, and the small gain recognized on its disposal.

We reported net income of $18.3 million in the six months ended June 30, 2014, representing 7.6% of revenues generated during the period.  In the prior year six months ended June 30, 2013, we reported net income of $23.5 million, equaling 15.6% of revenue.  The current year decrease in net income was primarily due to the impact of the $20.7 million increase in acquisition-related expenses and the $3.6 million amortization of the step-up in value of Hi-Tech’s acquired inventory.  The effects of these incremental expenses more than offset the positive operating income from the acquired Hi-Tech business and the company’s other product acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the six month period ended June 30, 2014, operating activities generated $22.0 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $18.3 million, non-cash expenses of $37.0 million, an increase of $8.8 million in accrued expenses, $4.3 million in prepaid expenses and other current assets and $5.0 million in accounts payable, partially offset by a $28.0 million increase in accounts receivable, a $4.2 million increase in inventory, a $10.0 million decrease in deferred tax assets, and a $9.0 million gain from disposal of assets.  We used $539.8 million in investing activities during the six months ended June 30, 2014, consisting of $585.6 million used to acquire businesses and products and $11.9 million used to acquire fixed assets, partially offset by $57.8 million generated from our sale of businesses and products.  The primary business acquisition completed was of Hi-Tech, for which we used cash of $559.8 million from our credit facilities, net of cash acquired.  The business and product divestitures included the sale of ECR Pharmaceuticals, a subsidiary of Hi-Tech, for $41.0 million and the divestiture of various products (concurrent with the closing of the Hi-Tech acquisition) for $16.8 million.  Financing activities provided us with $591.4 million, consisting of the $600.0 million proceeds from a term loan used to finance the Hi-Tech acquisition, and $10.1 million generated from employee stock plan activity, partially offset by $19.7 million in debt financing costs related to the term loan and our new revolving credit facility with JPMorgan.

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

[36]

As of June 30, 2014, we had no outstanding loans under our $150.0 million JPM Revolving Facility, and one outstanding letter of credit in the amount of $0.5 million.  Our borrowing availability under the JPM credit agreement as of June 30, 2014 was $142.7 million.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and India.  Our cash obligations include the principal and interest payments due on our JPM Term Loan (as defined below and described throughout this report) and our $120.0 million in convertible senior notes due 2016 (the “Notes”), plus any amount we may borrow under the JPMorgan Facility.  We believe that our cash reserves, operating cash flows, and availability under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future.

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

On May 9, 2014, we entered into an Agreement and Plan of Merger (the “VP Merger Agreement”) to acquire VPI Holdings Corp. (“VPI”), the parent company of VersaPharm Incorporated (“VersaPharm”) for $440.0 million in cash.  To finance the acquisition, we received a loan commitment from JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (collectively, the “Debt Commitment Parties”) to provide an incremental term loan facility of up to $445 million (the “JPM Loan Commitment”) under the existing senior secured term loan agreement, with the same maturity date and other non-pricing terms and conditions as the existing term loans under the Term Loan Agreement.  Consistent with the terms of the JPM Term Loan, interest under the JPM Loan Commitment would accrue at a variable rate based on a margin above prime or LIBOR, at our election. Please refer to Note 11 – Business Combinations, Dispositions and Other Strategic Investmentsfor additional information about the JPM Incremental Term Loan.

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

[37]

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2014, our principal debt included $600.0 million term facility with JPMorgan. Interest on borrowings under these this facility is variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR loans, and 3.50% for LIBOR loans. Each such margin will decrease by 0.25% in the event the Company’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. As the interest rate on this facility is fixed this may expose the Company to interest rate risk on such borrowings. Further, during the quarter we received the JPMorgan Incremental Term Loan commitment for an additional $445 million term loan with substantially similar terms in order to finance the merger with VersaPharm.

[38]

As of June 30, 2014, we were party to a $150.0 million Credit Agreement with JPMorgan.   Interest on borrowings under the JPM Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges), exposing us to interest rate risk on such borrowings.  As of June 30, 2014 and throughout the six month period ended June 30, 2014, we had no outstanding loans under the JPM Credit Agreement.  At June 30, 2014, we had one outstanding letter of credit in the amount of $0.5 million.

As of June 30, 2014, debt included $120 million of 3.50% Senior Convertible Notes due 2016 (as defined above, the “Notes”).  The Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity.  Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes.

We are subject to certain foreign exchange risk through our wholly-owned subsidiary, Akorn India Private Limited (“AIPL”). AIPL is an Indian subsidiary and transacts its domestic business in Indian rupees.  We maintain cash balances in India sufficient to fund our business activities there, and those balances are subject to foreign currency exchange risk.  Further, we have plans that involve capital investment in AIPL’s manufacturing facilities, and such projects will require funding by the parent corporation in the United States.  Accordingly, we are subject to foreign exchange risk related to the timing of such investments.  To hedge this risk, we entered into a series of non-deliverable forward contracts with Bank of America, N.A. that mature at various dates during 2014.  We have not elected hedge accounting treatment for these forward contracts, so changes in their fair value are recorded in our net income.  During the six month period ended June 30, 2014, we recorded pre-tax income of approximately $0.4 million related to changes in value of our forward contracts.

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

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on its evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting, which are described below.

Based on our evaluation at the close of our 2013 fiscal year of the effectiveness of our internal control over financial reporting, conducted under the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective due to the identification of material weaknesses described as follows:

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

[39]

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

[40]

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

[41]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[42]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: August 11, 2014

[43]

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter three and six month periods ended June 30, 2014, filed on August 5, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[44]