Form 10-Q/A
period 2014-06-30
AKORN INC
filed 2014-10-27
CIK 3116

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

EXPLANATORY NOTE

Akorn, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, which was originally filed on August 11, 2014 (the “Original Filing”) solely for the purpose of correcting the certifications that were furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32.1 and Exhibit 32.2. Those certifications inadvertently referred to the incorrect quarterly period. This Amendment corrects the quarterly period covered within those certifications. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and Exhibit 31.2 to this Amendment.

Other than as described above, this Amendment does not modify or update any disclosures in or exhibits to the Original Filing and does not reflect any events that have occurred subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent, including any amendments to those filings.

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

Date: October 24, 2014

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