Form 10-Q
period 2014-09-30
AKORN INC
filed 2014-11-10
CIK 3116

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Yes ☐            No ☑

At November 7, 2014, there were 107,830,947 shares of common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$131,466	$34,178
Trade accounts receivable, net	145,212	64,998
Inventories, net	132,830	55,982
Deferred taxes, current	40,708	7,945
Available for sale security, current	10,804	—
Prepaid expenses and other current assets	33,078	5,753
TOTAL CURRENT ASSETS	494,098	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	139,372	82,108
OTHER LONG-TERM ASSETS:
Goodwill	290,648	29,831
Product licensing rights, net	670,757	115,900
Other intangible assets, net	254,685	14,605
Deferred financing costs	22,942	5,676
Deferred taxes, non-current	1,746	1,643
Long-term investments	208	10,006
Other	2,377	3,180
TOTAL OTHER LONG-TERM ASSETS	1,243,363	180,841
TOTAL ASSETS	$1,876,833	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$36,714	$22,999
Purchase consideration payable	20,728	14,728
Income taxes payable	—	1,459
Accrued royalties	14,533	6,004
Accrued compensation	12,625	7,692
Current maturities of long-term debt	10,494	—
Accrued expenses and other liabilities	38,721	8,363
TOTAL CURRENT LIABILITIES	133,815	61,245
LONG-TERM LIABILITIES:
Long-term debt	1,146,585	108,750
Deferred tax liability	274,165	—
Lease incentive obligation and other long-term liabilities	1,946	1,630
TOTAL LONG-TERM LIABILITIES	1,422,696	110,380
TOTAL LIABILITIES	1,556,511	171,625
SHAREHOLDERS’ EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 107,330,516 and 96,569,186 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	309,482	239,235
Warrants to acquire common stock	—	17,946
Retained earnings	22,051	15,366
Accumulated other comprehensive loss	(11,211)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	320,322	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,876,833	$431,805

See notes to condensed consolidated financial statements.

 AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
 (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Revenues	$132,732	$81,892	$374,103	$232,758
Cost of sales (exclusive of amortization of intangibles included below)	80,998	38,195	196,042	107,824
GROSS PROFIT	51,734	43,697	178,061	124,934
Selling, general and administrative expenses	27,779	13,645	66,341	39,093
Acquisition-related costs	8,062	1,459	29,289	1,978
Research and development expenses	7,918	4,837	21,389	15,857
Amortization of intangible assets	14,017	1,568	27,381	4,978

TOTAL OPERATING EXPENSES	57,776	21,509	144,400	61,906

OPERATING INCOME (LOSS)	(6,042)	22,188	33,661	63,028
Amortization of deferred financing costs	(2,509)	(211)	(11,099)	(622)
Interest expense, net	(11,806)	(2,155)	(21,884)	(6,387)
Gain from product divestiture	839	—	9,807	—
Other income, net	979	160	980	202

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,539)	19,982	11,465	56,221
Income tax provision (benefit)	(6,889)	7,777	4,278	20,537

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(11,650)	$12,205	$7,187	$35,684
(Loss) from discontinued operations, net of tax	—	—	(503)	—
NET INCOME (LOSS)	$(11,650)	$12,205	$6,684	$35,684
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$(0.11)	$0.13	$0.07	$0.37
(Loss) from discontinued operations, basic	—	—	—	—
NET INCOME (LOSS), BASIC	$(0.11)	$0.13	$0.07	$0.37

Income (Loss) from continuing operations, diluted	(0.11)	$0.11	$0.06	$0.32
(Loss) from discontinued operations, diluted	—	—	—	—
NET INCOME (LOSS), DILUTED	(0.11)	$0.11	$0.06	$0.32

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	105,438	96,238	101,784	96,096
DILUTED	105,438	113,717	118,535	112,644

COMPREHENSIVE INCOME:
Consolidated net income (loss)	$(11,650)	$12,205	$6,684	$35,684
Unrealized holding gain on available-for-sale securities, net of tax	1,070	—	1,070	—
Foreign currency translation (loss) income, net of tax	(1,466)	(2,603)	86	(7,224)
COMPREHENSIVE INCOME (LOSS)	$(12,046)	$9,602	$7,840	$28,460

See notes to condensed consolidated financial statements.

 AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
 (In Thousands)
 (Unaudited)

	Shares	Amount	Warrants to acquire Common Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	$17,946	$15,366	$(12,367)	$260,180
Net income	—	—	—	6,684	—	6,684
Exercise of stock options	3,480	6,038	—	—	—	6,038
Employee stock purchase plan issuances	73	829	—	—	—	829
Compensation and share issuances related to restricted stock awards	16	438	—	—	—	438
Stock-based compensation expense	—	4,555	—	—	—	4,555
Foreign currency translation adjustment	—	—	—	—	86	86
Excess tax benefit – stock compensation	—	32,270	—	—	—	32,270
Unrealized holding gain on available-for-sale securities	—	—	—	—	1,070	1,070
Conversion of warrants	7,192	26,117	(17,946)	—	—	8,171

BALANCES AT SEPTEMBER 30, 2014	107,331	309,482	—	22,051	(11,211)	320,322

See notes to condensed consolidated financial statements.

 AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net income	$6,684	$35,684
Loss from discontinued operations	503	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	37,773	9,925
Amortization of debt financing costs	11,099	622
Amortization of favorable (unfavorable) contracts	53	(475)
Amortization of inventory step-up	9,844	—
Non-cash stock compensation expense	4,994	5,674
Non-cash interest expense	3,954	3,426
Gain from product divestiture	(9,807)	—
Deferred income taxes, net	9,002	1,829
Excess tax benefit from stock compensation	(32,268)	(1,192)
Non-cash settlement of product warranty liability	—	(1,299)
Equity in earnings of unconsolidated joint venture	—	(76)
Changes in operating assets and liabilities:
Trade accounts receivable	(24,193)	(10,858)
Inventories, net	(14,177)	(4,575)
Prepaid expenses and other current assets	(11,209)	867
Trade accounts payable	2,340	1,444
Accrued expenses and other liabilities	19,677	1,414
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,269	42,410
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(929,771)	(513)
Proceeds from disposal of assets	58,750	—
Payments for other intangible assets	(8,499)	—
Purchases of property, plant and equipment	(19,393)	(7,936)
NET CASH USED IN INVESTING ACTIVITIES	(898,913)	(8,449)
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	6,867	2,439
Debt financing costs	(28,462)	(2,557)
Proceeds under Borrowings	1,045,000	—
Proceeds from warrant exercises	8,171	—
Debt repayment	(81,813)	—
Excess tax benefit from stock compensation	32,268	1,192
NET CASH PROVIDED BY FINANCING ACTIVITIES	982,032	1,074
Effect of exchange rate changes on cash and cash equivalents	(99)	(218)
INCREASE IN CASH AND CASH EQUIVALENTS	97,288	34,817
Cash and cash equivalents at beginning of period	34,178	40,781
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,466	$75,598
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$8,944	$2,178
Amount paid for income taxes, net of refunds received	$6,226	$18,690

See notes to condensed consolidated financial statements.

AKORN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BUSINESS AND BASIS OF PRESENTATION

Business: Akorn, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) through its Prescription Pharmaceuticals reportable segment manufactures and markets a full line of diagnostic, therapeutic and disease specific ophthalmic pharmaceuticals, antidotes, anti-allergics, anti-infectives, vaccines, and controlled substances for pain management and anesthesia as well as niche hospital drugs of various dosage forms and injectable pharmaceuticals.  In addition, through its Consumer Health reportable segment, the Company manufactures and markets a line of over-the-counter (“OTC”) ophthalmic products for the treatment of dry eye under the TheraTears® brand name, as well as a portfolio of private label OTC ophthalmic products and other consumer health products.  As of September 30, 2014, the Company operated pharmaceutical manufacturing plants in the U.S. at Decatur, Illinois, Somerset, New Jersey, and Amityville, New York, and internationally at Paonta Sahib, Himachal Pradesh, India, as well as a central distribution warehouse in Gurnee, Illinois, R&D centers in Vernon Hills, Illinois and Warminster, Pennsylvania, a principal corporate office in Lake Forest, Illinois, and other corporate offices in Marietta, Georgia, Ann Arbor, Michigan, Amityville, New York, and Gurgaon, India.  Customers of the Company’s products include group purchasing organizations and their member hospitals, chain drug stores, wholesalers, distributors, physicians, ophthalmologists, optometrists, alternate site providers, and other pharmaceutical companies.

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed March 14, 2014.

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

Significant estimates and assumptions for the Company relate to the allowances for chargebacks, rebates, product returns, coupons, promotions and doubtful accounts, as well as the reserve for slow-moving and obsolete inventories, the carrying value and lives of intangible assets, the useful lives of fixed assets, the carrying value of deferred income tax assets and liabilities, the assumptions underlying share-based compensation, accrued but unreported employee benefit costs and assumptions underlying the accounting for business combinations.

Revenue Recognition:  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from product sales are recognized when title and risk of loss have passed to the customer.

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

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on historical activity to the quantities of inventory on hand at the wholesaler per the wholesaler inventory reports.  In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience.  Historical factors such as one-time events as well as pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the end-user pull through for sales of the Company’s products and ultimately impact the level of sales returns. Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

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

Advertising and Promotional Allowances to Customers: The Company routinely sells its consumer health products to major retail drug chains.  From time to time, the Company may arrange for these retailers to run in-store promotional sales of the Company’s products.  The Company reserves an estimate of the dollar amount owed back to the retailer, recording this amount as a reduction to revenue at the later of the date on which the revenue is recognized or the date the sales incentive is offered. When the actual invoice for the sales promotion is received from the retailer, the Company adjusts its estimate accordingly.  Advertising and promotional expenses paid to customers are expensed as incurred in accordance with ASC 605-50, Customer Payments and Incentives.

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note 5 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon review of recent sales activity and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items.

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

Intangible Assets: Intangible assets consist primarily of goodwill and in-process research and development, which are carried at initial value and subject to evaluation for impairment, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from one (1) year to thirty (30) years.  The Company regularly assesses its intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.  If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company models the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit.

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

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.  The additional consideration payable related to the Company’s acquisition of three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (the “Lundbeck Acquisition”) on December 22, 2011 is a Level 3 liability, as is the additional consideration payable to Santen Pharmaceutical Co. Ltd. (“Santen”) in relation to the Company’s acquisition of the U.S. New Drug Application (“NDA”) rights to Betimol® on January 2, 2014, and the fair valuation of the available for sale investment held in shares of Nicox S.A is a Level 3 asset.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:

Description	September 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$131,466	$131,466	$—	$—
Available-for-sale securities	12,458	—	—	12,458
Foreign currency forward contracts	279	—	279	—
Total assets	$144,203	$131,466	$279	$12,458

Purchase consideration payable	$20,860	$—	$—	$20,860
Total liabilities	$20,860	$—	$—	$20,860

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$34,178	$34,178	$—	$—
Foreign currency forward contracts	208	—	208	—
Total assets	$34,386	$34,178	$208	$—

Purchase consideration payable	$14,728	$—	$—	$14,728
Total liabilities	$14,728	$—	$—	$14,728

The carrying amount of the purchase consideration payable was initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable.  The purchase consideration payable is principally related to the Company’s obligation to pay additional consideration related to the acquisition of selected assets from H. Lundbeck A/S (“Lundbeck”) on December 22, 2011.  The underlying obligation was long-term in nature, and therefore was discounted to present value based on an assumed discount rate.  The additional consideration of $15.0 million, contingently payable to Lundbeck on December 22, 2014, was initially discounted to $11.3 million based on a discount rate of 10.0%, and subsequently adjusted in final acquisition accounting to $11.6 million based on applying a 9.0% discount rate.  The Company performed evaluations of the fair value of this liability at September 30, 2014 and December 31, 2013 based on utilizing significant unobservable inputs to derive discount rates of 3.06% and 1.85%, respectively.  As of September 30, 2014, the Company determined the fair value of this liability to be $14.9 million.  The increase in fair value of approximately $0.2 million from December 31, 2013 to September 30, 2014 was recorded as non-cash interest expense within the Company’s condensed consolidated statement of comprehensive income for the nine months ended September 30, 2014.

The fair value of the contingent consideration payable to Lundbeck is based upon the likelihood of achieving the underlying revenue targets and a derived cost of debt based on the remaining term.  The Company initially determined that there was a 100% likelihood of the purchase consideration ultimately becoming payable, and reaffirmed this determination as of September 30, 2014 and December 31, 2013.  Should subjective and objective evidence lead the Company to change this assessment, an adjustment to the carrying value of the liability would be recorded as “other income” in the Company’s condensed consolidated statements of comprehensive income.

As of September 30, 2014 and December 31, 2013, the purchase consideration payable to Lundbeck was classified as a current liability on the Company’s condensed consolidated balance sheets as of those dates, since the additional consideration of $15.0 million is due to be paid on December 22, 2014.

The carrying amount at September 30, 2014 of purchase consideration payable also includes estimated consideration due to Santen related to the Company’s acquisition of U.S. NDA rights to Betimol® on January 2, 2014.  The liability was initially discounted based on the Company’s assumed discount rate and revalued at September 30, 2014 using this same discount rate.  The Company identified no events that would cause its calculated assumed discount rate to change between the acquisition date and September 30, 2014.  The additional consideration contingently payable to Santen on January 2, 2015, was initially estimated at $4.5 million discounted to $4.0 million based on a discount rate of 12.6%.  The Company performed evaluations of the fair value of this liability at September 30, 2014 based on utilizing significant unobservable inputs and determined the fair value of this liability to be $4.6 million, discounted to $4.5 million. The increase in fair value during the nine months ended September 30, 2014 of approximately $0.5 million has been recorded as non-cash interest expense within the Company’s condensed consolidated statement of comprehensive income for the nine months ended September 30, 2014.  The change in fair value of the additional consideration is sensitive to the passage of time and to changes in observable and unobservable inputs, such as the Company’s calculated discount rate.

The Company entered into three non-deliverable forward contracts in October 2013 to protect against unfavorable trends with regard to currency translation rates between U.S. dollars (“USD”) and Indian rupees (“INR”) for planned capital expenditures at Akorn India Private Limited (“AIPL”), of which two of the forward contracts matured and were redeemed during the nine months ended September 30, 2014.  The remaining forward contract was based on current and future anticipated investment of USD $3.3 million on September 30, 2014 in AIPL, the Company’s subsidiary in India.  This forward contract includes projected currency translation rates between INR and USD.  Any difference between the actual and projected foreign currency translations rates on the respective settlement dates will result in payment from the counterparty to the Company, or vice versa, as the case may be.  As of September 30, 2014 and December 31, 2013, the Company was provided with reports of the fair market value of the one (1) and three (3) forward contracts, respectively from the counterparty.  Due to continued strengthening of the Indian rupee against the U.S. dollar, the contracts had positive fair values to the Company of $0.3 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively.  The Company recorded the $0.1 million gain in fair value during the nine months ended September 30, 2014 as “other income” in its consolidated statements of comprehensive income and has included the asset value within “prepaid expenses and other current assets” in its condensed consolidated balance sheets.

As of September 30, 2014, the Company was carrying available for sale investments in shares of Nicox S.A. valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate conversion of underlying shares received for the Company’s investment in an available for sale security.  The fair value of the cost basis investments is estimated using observable and unobservable inputs to discount for lack of marketability.  (see Note 11 – Business Combinations, Dispositions and Other Strategic Investments)

Business Combinations:  Business combinations are accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date.  Fair value determinations are based on discounted cash flow analyses or other valuation techniques.  In determining the fair value of the assets acquired and liabilities assumed in a material acquisition, the Company may utilize appraisals from third party valuation firms to determine fair values of some or all of the assets acquired and liabilities assumed, or may complete some or all of the valuations internally.  In either case, the Company takes full responsibility for the determination of the fair value of the assets acquired and liabilities assumed.  The value of goodwill reflects the excess of the fair value of the consideration conveyed to the seller over the fair value of the net assets received.  Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

Acquisition-related costs are costs the Company incurs to effect a business combination. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred.

Discontinued Operations:  During the nine month period ended September 30, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR Pharmaceuticals subsidiary (see Note 11 – Business Combinations, Dispositions and Other Strategic Investments). As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC Topic 205 Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” As the ECR Pharmaceuticals subsidiary had not previously been reported within the condensed and consolidated balance sheets as of December 31, 2013 no reclassification of amounts previously reported in the condensed consolidated balance sheets have been made. Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

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

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted shares, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options and employee stock purchase plan	$1,380	$1,326	$4,555	$5,156
Restricted stock awards	285	104	438	518
Total stock-based compensation expense	$1,665	$1,430	$4,993	$5,674

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan and the 2003 Plan during the three and nine month periods ended September 30, 2014, and 2013, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected volatility	70%	N/A	58%	59%
Expected life (in years)	4.0	N/A	4.2	4.0
Risk-free interest rate	2.16%	N/A	1.88%	0.74%
Dividend yield	—%	N/A	—%	—%
Fair value per stock option	$18.34	N/A	$12.54	$6.77
Forfeiture rate	8%	N/A	8%	8%

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the nine months ended September 30, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	9,228	$4.45	1.61	$186,169
Granted	1,295	26.92
Exercised	(3,481)	1.74
Forfeited	(43)	19.66
Outstanding at September 30, 2014	6,999	$9.86	3.02	$184,869
Exercisable at September 30, 2014	4,998	$4.92	1.97	$156,650

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and nine month periods ended September 30, 2014, approximately 3,242,000 and 3,481,000 stock options were exercised resulting in cash payments due to the Company of approximately $4.8 million and $6.0 million, respectively.   These stock option exercises generated tax-deductions totaling approximately $108.8 million and $113.8 million, respectively.  During the three and nine month periods ended September 30, 2013, approximately 145,000 and 415,000  stock options were exercised resulting in cash payments to the Company of approximately $1.2 million and $1.9 million, respectively.  These option exercises generated tax-deductions of approximately $1.4 million and $4.5 million, respectively.

From time to time the Company grants restricted stock awards to certain employees and members of its Board of Directors (“Directors”). Restricted stock awards are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  On May 4, 2013, the Company granted a total of 31,899 restricted shares to its Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares vested on May 4, 2014.  On May 2, 2014, the Company granted a total of 71,582 restricted shares to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term of certain individuals in Senior Management. On September 5, 2014, the Company granted a total of 257,416 restricted shares to senior management and 8,034 shares to a Director to make the individuals who received extended option terms on May 2, 2014 whole given increased tax liabilities. The options each vest at 25% per year on the anniversary date of the grant ending September 5, 2018.

        The following is a summary of non-vested restricted stock activity:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	16	$15.36
Granted	337	27.54
Forfeited	—	—
Vested	(16)	15.36
Non-vested at September 30, 2014	337	$27.54

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

Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Gross accounts receivable	$280,240	$88,165
Less reserves for:
Chargebacks and rebates	(77,387)	(12,882)
Product returns	(36,454)	(8,164)
Discounts and allowances	(20,024)	(1,644)
Advertising and promotions	(1,031)	(452)
Doubtful accounts	(132)	(25)
Trade accounts receivable, net	$145,212	$64,998

The current period increases in gross accounts receivable, chargebacks and rebates and cash discounts were primarily related to the acquisitions of Hi-Tech and VersaPharm Inc. (“VersaPharm”) during the nine month period ended September 30, 2014, which acquisitions are further described in Note 11 – Business Combinations, Dispositions and Other Strategic Investments.

For the three and nine month periods ended September 30, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross sales	$391,256	$137,235	$824,397	$387,165
Less adjustments for:
Chargebacks and rebates	(231,324)	(49,373)	(400,042)	(136,102)
Product returns	(6,458)	(719)	(9,662)	(2,432)
Discounts and allowances	(9,424)	(2,228)	(17,559)	(6,150)
Admin fees	(9,491)	(2,035)	(17,037)	(6,355)
Advertising and promotions	(1,827)	(988)	(5,994)	(3,368)
Revenues, net	$132,732	$81,892	$374,103	$232,758

 The increase, year over year, in the provisions for chargebacks and rebates, product returns, discounts and allowances, admin fees, and advertising and promotion were largely related to the 185.1% and 112.9% increase in gross sales in the three and nine month periods ended September 30, 2014, respectively compared to the corresponding prior year quarter and year to date period.

 NOTE 5 — INVENTORIES

The components of inventories are as follows (in thousands):

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Finished goods	$66,876	$22,886
Work in process	4,316	3,883
Raw materials and supplies	61,638	29,213
Inventories, net	$132,830	$55,982

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Finished goods inventory at September 30, 2014 and December 31, 2013 was reported net of these reserves of $5.2 million and $2.9 million, respectively.

The current period increases in finished goods, work in process, raw materials and supplies were primarily related to the acquisitions of Hi-Tech and VersaPharm during the nine month period ended September 30, 2014.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Land and land improvements	$9,395	$2,606
Buildings and leasehold improvements	61,430	46,281
Furniture and equipment	112,282	76,536
Sub-total	183,107	125,423
Accumulated depreciation	(64,767)	(54,470)
Property, plant and equipment placed in service, net	118,340	70,953
Construction in progress	21,032	11,155
Property, plant and equipment, net	$139,372	$82,108

Property, plant, and equipment, net increased $57.3 million principally as a result of the acquisitions of Hi-Tech and VersaPharm during the nine month period ended September 30, 2014.

A portion of the Company’s property, plant and equipment is located outside the United States.  At September 30, 2014 and December 31, 2013, property, plant and equipment, net, with a net carrying value of $22.1 million and $21.1 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate offices in India.

The Company recorded depreciation expense of approximately $4.9 million and $1.7 million during the three month periods ended September 30, 2014 and 2013, respectively and approximately $10.4 million and $4.9 million during the nine month periods ended September 30, 2014 and 2013, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The following table provides a summary of the activity in goodwill by segment for the nine months ended September 30, 2014 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2013	$11,863	$17,968	$29,831
Currency translation adjustments	─	85	85
Acquisitions	4,854	267,332	272,185
Dispositions	─	(11,454)	(11,454)
Balances at September 30, 2014	$16,717	$273,931	$290,648

Goodwill acquired in the three and nine month period ended September 30, 2014 is wholly related to the acquisitions of Hi-Tech and VersaPharm, while Goodwill dispositions in the period are the result of the Watson product disposition and ECR divestiture as further discussed in Note 11 — Business Combinations, Dispositions and Other Strategic Investments.

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

Product Licensing Rights, In-Process Research and Development (“IPR&D”), and Other Intangible Assets:

      The following table sets forth information about the net book value of the Company’s other intangible assets as of September 30, 2014 and December 31, 2013, and the weighted average remaining amortization period as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Net Balance	Wgtd Avg Remaining Amortization Period (years)
SEPTEMBER 30, 2014
Product licensing rights	$729,629	$(58,872)	$670,757	12.6
IPR&D	225,300	─	225,300	N/A - Indefinite lived
Trademarks	16,000	(1,406)	14,594	18.6
Customer relationships	6,502	(3,327)	3,175	11.0
Other Intangibles	11,200	(445)	10,755	7.6
Non-compete agreement	2,490	(1,629)	861	1.4
	$991,121	$(65,679)	$925,442

DECEMBER 31, 2013
Product licensing rights	$151,504	$(35,604)	$115,900	9.8
IPR&D	─	─	─	─
Trademarks	9,500	(844)	8,656	27.4
Customer relationships	6,166	(1,528)	4,638	9.8
Other Intangibles	─	─	─	─
Non-compete agreement	2,428	(1,117)	1,311	2.2
	$169,598	$(39,093)	$130,505

Intangible assets other than goodwill, gross increased $821.5 million as a result of the acquisitions of Hi-Tech and VersaPharm, the acquisition of Zioptan® and the acquisition of Betimol, partially offset by the disposal of previously acquired assets to Watson and the divestiture of ECR during the nine month period ended September 30, 2014.

The Company recorded amortization expense of approximately $14.0 million and $1.6 million during the three month periods ended September 30, 2014 and 2013, respectively and approximately $27.4 million and $5.0 million during the nine month periods ended September 30, 2014 and 2013, respectively.

NOTE 8 — FINANCING ARRANGEMENTS

Incremental Term Loan

Concurrent with the closing of its acquisition of VersaPharm, Akorn, Inc. and its wholly owned domestic subsidiaries (the “Akorn Loan Parties”) entered into a $445.0 million Incremental Facility Joinder Agreement (the “Incremental Term Loan Facility”) pursuant to a Loan Agreement (the “Incremental Term Loan Agreement”) dated August 12, 2014 between the Akorn Loan Parties as borrowers, and JPMorgan Chase Bank, N.A. (“JPMorgan”), as lender and as administrative agent for certain other lenders.  The proceeds received pursuant to the Incremental Term Loan Agreement were used to finance the VersaPharm Acquisition, as further described below in Note 11, Business Combinations, Dispositions and Other Strategic Investments.

The Incremental Term Loan Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a Deposit Account Control Agreement.

The Incremental Term Loan Facility requires quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven (7) years from the date of closing of the Existing Term Loan Agreement or April 16, 2021.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  To the extent the Incremental Term Loan Facility is refinanced within the first six (6) months of closing, a 1.00% prepayment fee will be due. As of September 30, 2014 outstanding debt under the Incremental Term Loan Facility was $445.0 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

Interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans.  Each such margin will decrease by 0.25% in the event the Company’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below.  During an event of default, as defined in the Existing Term Loan Agreement, any interest rate will be increased by 2.00% per annum.  Per the Existing Term Loan Agreement, the interest rate on LIBOR loans cannot fall below 4.50%.

For the three and nine month periods ended September 30, 2014, the Company recorded interest expense of $2.7 million in relation to the Incremental Term Loan Agreement.

As of September 30, 2014, in connection with entering into the $445.0 million Incremental Term Loan Agreement with JPMorgan, the Company capitalized $10.9 million in deferred financing fees.  Approximately $1.8 million of this total represented loan commitment fees which were amortized to expense during the three and nine month periods ended September 30, 2014. The $1.8 million of loan commitment fees amortized in the three and nine month period ended September 30, 2014 consisted of $1.7 million in commitment fee amortization and $0.1 million in ticking fees.  The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Incremental Term Loan Agreement.

Existing Term Loan

Concurrent with the closing of its acquisition of Hi-Tech (the “Hi-Tech Acquisition”) Akorn Loan Parties entered into a $600.0 million Term Facility (the “Existing Term Facility”) pursuant to a Loan Agreement dated April 17, 2014 (the “Existing Term Loan Agreement”) between the Akorn Loan Parties as borrowers, and JPMorgan, as lender and as administrative agent for certain other lenders.  The Company may increase the loan amount up to an additional $150.0 million, or more, provided certain financial covenants and other conditions are satisfied.  The proceeds received pursuant to the Existing Term Loan Agreement were used to finance the Hi-Tech Acquisition, as further described below in Note 11, Business Combinations, Dispositions and Other Strategic Investments.

The Existing Term Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a Deposit Account Control Agreement.

The Existing Term Loan Agreement requires quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven (7) years from the date of closing of the Existing Term Loan Agreement or April 16, 2021.  The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees.  Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business.  To the extent the Existing Term Facility is refinanced within the first six (6) months of closing, a 1.00% prepayment fee will be due. As of September 30, 2014 outstanding debt under the term loan facility was $600.0 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

Interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans.  Each such margin will decrease by 0.25% in the event Akorn’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below.  During an event of default, as defined in the Existing Term Loan Agreement, any interest rate will be increased by 2.00% per annum.  Per the Existing Term Loan Agreement, the interest rate on LIBOR loans cannot fall below 4.50%.

For the three and nine month periods ended September 30, 2014, the Company recorded interest expense of $6.9 million and $12.5 million, respectively in relation to the Existing Term Loan.

As of June 30, 2014, in connection with entering into the $600.0 million Existing Term Loan with JPMorgan, the Company capitalized $20.3 million in deferred financing fees.  Approximately $7.4 million of this total represented loan commitment fees, of which $0.3 million and $7.4 million was amortized to expense during the three and nine month periods ended September 30, 2014, respectively. The $7.4 million of loan commitment fees amortized in the nine month period ended September 30, 2014 consisted of $5.0 million in ticking fees and $2.4 million in commitment fee amortization.  The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”).  Upon entering into the JPM Credit Agreement, the Company terminated its prior $60.0 million revolving credit facility with Bank of America, N.A., as further described below.

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

(a)
Minimum Liquidity, as defined in the JPM Credit Agreement, of not less than (a) $120.0 million plus (b) 25% of the JPM Revolving Facility commitments during the three month period preceding the June 1, 2016 maturity date of the Company’s $120.0 million of senior convertible notes.

(b)	Ratio of EBITDA to fixed charges of no less than 1.00 to 1.00 (measured quarterly for the trailing 4 quarters).

As of September 30, 2014 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company intends to use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries, and to otherwise replace letters of credit that were outstanding upon the termination of the Company’s prior revolving credit facility with Bank of America, N.A.  At September 30, 2014, there were no outstanding borrowings and one (1) outstanding letter of credit in the amount of approximately $1.2 million under the JPM Revolving Facility. Availability under the facility as of September 30, 2014 was approximately $148.8 million.

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

As of September 30, 2014, the Notes were trading at approximately 414% of their face value, resulting in a total market value of $496.4 million compared to their face value of $120.0 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  On September 30, 2014, the Company’s common stock closed at $36.27 per share, resulting in a pro forma conversion value for the Notes of approximately $496.8 million.  Increases in the market value of the Company’s common stock increase the fair value of the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

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

The Notes became convertible effective April 1, 2012 as a result of the Company’s common stock closing above the required price of $11.39 per share for 20 of the last 30 consecutive trading days in the quarter ended March 31, 2012.  In each subsequent quarterly period, this trading price requirement has also been met.  Accordingly, the Notes have remained convertible and will continue to be convertible at least through December 31, 2014.

The Notes are being accounted for in accordance with ASC 470-20.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.

The application of ASC 470-20 resulted in the recognition of $20.5 million as the value for the equity component.  At September 30, 2014 and December 31, 2013, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Carrying amount of equity component	$20,470	$20,470
Carrying amount of the liability component	112,035	108,750
Unamortized discount of the liability component	7,965	11,250
Unamortized deferred financing costs	1,440	2,034

For the three and nine month periods ended September 30, 2014 and 2013, the Company recorded the following expenses in relation to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expense Description
Interest expense at 3.5% coupon rate (1)	$1,050	$1,050	$3,150	$3,150
Debt discount amortization (1)	1,115	1,037	3,285	3,057
Amortization of deferred financing costs	201	188	594	553
	$2,366	$2,275	$7,029	$6,760

(1)	Included within “Interest expense, net” on the Condensed Consolidated Statements of Comprehensive Income.

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

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock awards (“RSAs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (1)	2013	2014	2013
Income (loss) from continuing operations	$(11,650)	$12,205	$7,187	$35,684
Income (loss) from continuing operations per share:
Basic	$(0.11)	$0.13	$0.07	$0.37
Diluted	$(0.11)	$0.11	$0.06	$0.32
(Loss) from discontinued operations, net of tax	─	─	$(503)	─
(Loss) from discontinued operations per share:
Basic	─	─	─	─
Diluted	─	─	─	─

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	105,438	96,238	101,784	96,096
Dilutive securities:
Stock option and unvested RSAs	─	4,510	4,748	4,408
Stock warrants	─	6,687	2,505	6,635
Shares issuable upon conversion of convertible notes (2)	─	6,282	9,498	5,505
Total dilutive securities	─	17,479	16,751	16,548

Weighted average diluted shares outstanding	105,438	113,717	118,535	112,644

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	─	1,110	740	1,335

(1)
As a result of the loss from continuing operations in the three months ended September 30, 2014, the effect of potentially dilutive securities would be anti-dilutive and have been omitted from the calculation of diluted earnings per share consistent with U.S. GAAP.

(2)
The number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock.

Stock Warrant Exercise

On April 10, 2014, the Company’s chairman, John N. Kapoor, Ph.D., exercised all of his 7.2 million outstanding stock warrants for cash.  These warrants were issued at various dates in 2009 and were scheduled to expire in 2014.  The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the nine month period ended September 30, 2014.

NOTE 10 — SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2014, the Company reported results for the following two reportable segments:

-	Prescription Pharmaceuticals
-	Consumer Health

The Prescription Pharmaceuticals segment manufactures, markets and distributes general and disease specific ophthalmic drugs and injectable pharmaceuticals, primarily in niche markets, as well as certain antidotes, antiallergics, anti-infectives, vaccines, and controlled substances for pain management and anesthesia, in various dosage forms.  The Prescription Pharmaceuticals segment also includes the operating results of the Company’s subsidiary in India (AIPL). The Consumer Health segment manufactures, markets and distributes a line of branded OTC dry eye treatment products, a portfolio of private label OTC ophthalmic products and other consumer health products. Prior to the three months ended June 30, 2014 the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services, which were realigned as a result of the Hi-Tech acquisition to more closely align our reporting structure with the operations and management of the business.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO and Chief Operating Decision Maker (CODM), as defined in ASC Topic 280, Segment Reporting, Raj Rai oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial info by reportable segment is presented below (in thousands). The Company has restated prior periods such as the three and nine month periods ended September 30, 2013, to reflect the new segment reporting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Prescription Pharmaceuticals	$120,022	$72,677	$338,101	$205,185
Consumer Health	12,710	9,215	36,002	27,573

Total revenues	132,732	81,892	374,103	232,758

Gross Profit:
Prescription Pharmaceuticals	45,524	38,372	158,820	109,138
Consumer Health	6,210	5,325	19,241	15,796

Total gross profit	51,734	43,697	178,061	124,934

Operating expenses	57,776	21,509	144,400	61,906

Operating income (loss)	(6,042)	22,188	33,661	63,028
Other (expense)	(12,497)	(2,206)	(22,196)	(6,807)

Income (loss) from continuing operations before income taxes	$(18,539)	$19,982	$11,465	$56,221

The Company manages its reportable segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the revenue and gross profit level has been minimal. The Company does not identify total assets by segment for internal purposes, as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

NOTE 11 — BUSINESS COMBINATIONS, DISPOSITIONS AND OTHER STRATEGIC INVESTMENTS

VPI Holdings Corp.

On August 12, 2014, the Company completed its acquisition of VersaPharm for a total purchase price of approximately $433.0 million (the “VersaPharm Acquisition”), subject to net working capital considerations.  This purchase price was based on acquiring all outstanding equity interests of VPI Holdings Corp. (“VPI”), the parent company of VersaPharm and was equal to $440 million, net of various post-closing adjustments related to working capital, cash, and transaction expenses of approximately $7.0 million.

On May 9, 2014, the Company entered into an Agreement and Plan of Merger (the “VP Merger Agreement”) to acquire VPI.  Upon consummation of the merger, each share of VPI’s common stock and preferred stock issued and outstanding immediately prior to such time, other than those shares held in treasury by VersaPharm, owned by Akorn, Akorn Enterprises II, Inc., or VPI or any other subsidiary of VPI (each of which were cancelled) and to which dissenters’ rights have been properly exercised, were cancelled and converted into the right to receive its per share right to the aggregate merger consideration, subject to various post-closing adjustments related to working capital, cash, transaction expenses and funded indebtedness.  In addition, all stock options of VPI held immediately prior to the consummation of the merger became fully vested and were cancelled upon consummation of the merger with the right to receive payment on the terms set forth in the VP Merger Agreement.

The acquisition was approved by the Federal Trade Commission (“FTC”) on August 4, 2014 following review pursuant to provisions of HSR.  In connection with the VersaPharm Acquisition, the Company entered into an agreement (the “Rifampin Divestment Agreement”) with Watson Laboratories, Inc. (“Watson”), a wholly owned subsidiary of Actavis plc, to divest certain rights and assets to the Company’s Rifampin injectable product. Under the terms of the disposition the Company received $1 million for the pending product rights and future saleable inventory of the product denoted above and recorded a gain of $0.8 million in Other income, net in the three and nine month period ended September 30, 2014 related to the divestment.

VersaPharm is a developer and marketer of multi-source prescription pharmaceuticals. VersaPharm markets its products to drug wholesalers, retail drug chains, pharmaceutical distributors, group purchasing organizations, hospitals, clinics and government agencies.

The VersaPharm Acquisition is expected to complement and expand the Company’s product portfolio by diversifying its offering to niche dermatology markets and presents a bolt-on product portfolio acquisition in association with the previously acquired Hi-Tech offerings.  The VersaPharm Acquisition is also expected to enhance the Company’s new product pipeline as VersaPharm has significant research and development experience and knowledge and numerous in-process research and development products under active development on products which could service substantial markets.

The VersaPharm Acquisition was principally funded through a $445.0 million Incremental Term Loan Facility entered into concurrent with completing the acquisition, and through available Akorn cash.  For further details on the term loan financing, please refer to the description in Note 8 – Financing Arrangements.

During the three and nine month periods ended September 30, 2014, the Company recorded approximately $6.5 million and $7.5 million, respectively, in acquisition-related expenses in connection with the VersaPharm Acquisition.  These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the VersaPharm Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date.  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach.

Consideration:
Amount of cash paid to VersaPharm Stockholders	$322.7
Amount of cash paid to vested VersaPharm option holders	14.2
Amounts paid to escrow accounts	10.3
Transaction expenses paid for previous owners of VersaPharm	3.4
Total consideration paid at closing	350.6
VersaPharm debt paid off through closing cash	82.4
Total cash paid at closing	433.0

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$0.1
Accounts receivable	10.0
Inventory	20.9
Other current assets	2.8
Property and equipment	1.5
Trademarks	1.0
Product licensing rights	250.8
Intangibles, other	5.2
IPR&D	215.9
Goodwill	90.6
Total assets acquired	$598.8
Assumed current liabilities	(18.3)
Assumed non-current liabilities	(76.0)
Deferred tax liabilities	(153.9)
Total liabilities assumed	$(248.2)
$350.6

Goodwill represents expected synergies resulting from the combination of the entities and other intangible assets that do not qualify for separate recognition, while IPR&D assets represent ongoing in-process research and development projects obtained through the acquisition.  The Company does not anticipate being able to deduct any of the associated incremental value of goodwill and other intangible assets for income tax purposes, but expects to be able to deduct approximately $43.2 million of value associated with pre-existing VersaPharm goodwill and other intangible assets for income tax purposes in future periods. See Note 7 – Goodwill and Other Intangible Assets for further discussion of goodwill allocated to each reportable segment.

Weighted average remaining amortization period of intangible assets acquired other than goodwill and IPR&D through the VersaPharm acquisition as of the closing date was 11.4 years in aggregate, 11.4 years for product licensing rights, 11.0 years for other intangibles, and 3 years for trademarks.

During the three and nine month periods ended September 30, 2014, the Company recorded net revenue of approximately $6.8 million related to sales of the VersaPharm products subsequent to acquisition.

Excelvision AG

On July 22, 2014, Akorn International s.a.r.l. entered into a share purchase agreement with Fareva SA, a private company headquartered in France to acquire all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, Excelvision AG (“Excelvision”) for 21.7 million CHF (“Swiss Francs”) or approximately $24.0 million, net of certain working capital amounts, Excelvision is a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products. The Company expects the acquisition to close in the first quarter of 2015 and to be principally funded with available cash on hand and amounts available under the Company’s existing line of credit.

During the three and nine month periods ended September 30, 2014, the Company recorded approximately $0.3 million in acquisition related expenses in connection with the Excelvision share purchase agreement.

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

On August 27, 2013, the Company entered into an Agreement and Plan of Merger (the “HT Merger Agreement”) to acquire Hi-Tech.  Subject to the terms and conditions of the HT Merger Agreement, upon completion of the merger on April 17, 2014, each share of Hi-Tech’s common stock, par value $0.01 per share, issued and outstanding and held by non-interested parties at the time of the merger (the “Hi-Tech Shares”), was cancelled and converted into the right to receive $43.50 in cash, without interest, less any applicable withholding taxes, upon surrender of the outstanding Hi-Tech Shares.

The acquisition was approved by the shareholders of Hi-Tech on December 19, 2013, and was approved by the FTC on April 11, 2014 following review pursuant to provisions of HSR.  In connection with the Hi-Tech Acquisition, the Company entered into an agreement (the “Divestment Agreement”) with Watson Laboratories, Inc., a wholly owned subsidiary of Actavis plc, to divest certain rights and assets - see below for further consideration.

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

During the three and nine month periods ended September 30, 2014, the Company recorded approximately $0.7 million and $20.7 million in acquisition-related expenses in connection with the Hi-Tech Acquisition.  These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the Hi-Tech Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date.  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach.

Consideration:	Initial Fair Valuation	Measurement Period Adjustments	Adjusted Fair Valuation
Amount of cash paid to Hi-Tech stockholders	$605.0	$—	$605.0
Amount of cash paid to vested Hi-Tech option holders	40.5	—	40.5
Amount of cash paid to key executives under single-trigger separation payments upon change-in-control	4.1	—	4.1
	$649.6	$—	$649.6

Recognized amounts of identifiable assets acquired and liabilities assumed:	Initial Fair Valuation	Measurement Period Adjustments	Adjusted Fair Valuation
Cash and cash equivalents	$89.7	$—	$89.7
Accounts receivable	48.5	(3.5)	45.0
Inventory	53.7	(0.7)	53.0
Other current assets	23.9	(0.2)	23.7
Property and equipment	45.6	(1.8)	43.8
Product licensing rights	343.5	—	343.5
IPR&D	9.4	—	9.4
Customer Relationships	0.3	—	0.3
Trademarks	5.5	—	5.5
Goodwill	177.1	4.5	181.6
Other non-current assets	0.6	—	0.6
Total assets acquired	$797.8	$(1.7)	$796.1
Assumed current liabilities	(23.5)	1.7	(21.8)
Assumed non-current liabilities	(2.8)	—	(2.8)
Deferred tax liabilities	(121.9)	—	(121.9)
Total liabilities assumed	$(148.2)	$1.7	$(146.5)
	$649.6	$—	$649.6

The changes in estimates recorded subsequent to the initial accounting estimate was related to refining the calculated fair value of acquired accounts receivable and assumed tax amounts, due to the merger.

Goodwill represents expected synergies resulting from the combination of the entities and other intangible assets that do not qualify for separate recognition, while IPR&D assets represent ongoing in-process research and development projects obtained through the acquisition.  The Company does not anticipate being able to deduct any of the associated incremental value of goodwill and other intangible assets for income tax purposes, but expects to be able to deduct approximately $18.9 million of value associated with pre-existing Hi-Tech goodwill and other intangible assets for income tax purposes in future periods. See Note 7 – Goodwill and Other Intangible Assets for further discussion of goodwill allocated to each reportable segment.

Weighted average amortization period of intangible assets acquired other than goodwill and IPR&D through the Hi-Tech acquisitions as of the closing date was 15.6 years in aggregate, 15.7 years for product licensing rights, 1 year for customer relationships and 9 years for trademarks.

During the three and nine month periods ended September 30, 2014, the Company recorded net revenue of approximately $20.7 million and $72.3 million, respectively related to sales of the Hi-Tech products existing subsequent to the disposition and divestiture noted below.

Watson Product Disposition

In connection with the Hi-Tech Merger, Akorn entered into an agreement (the “Disposition Agreement”) with Watson to dispose of certain rights and assets related to three Hi-Tech products marketed under Abbreviated New Drug Applications — Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly — and one Akorn product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream, collectively “the products”.  The Divestment Agreement further included one product under development. Net revenues for the Akorn product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream were approximately $2.1 million in the three month period ended September 30, 2013, and approximately $1.5 million and $4.5 million in the nine month periods ended September 30, 2014 and 2013, respectively. This disposition was required pursuant to a proposed consent order accepted by vote of the Federal Trade Commission on April 11, 2014.   The closing of the disposition agreement, which was contingent upon the consummation of the Company’s acquisition of 50% or more of the voting securities of Hi-Tech, took place on April 17, 2014. Under the terms of the disposition the Company received $16.8 million for the intangible product rights, associated goodwill, and saleable inventory of the products denoted above. The Company recorded a gain of $9.0 million in Other (expense) income, net in the nine month period ended September 30, 2014, resulting from the difference of the consideration received and assets disposed, see below.

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

ECR Divestiture

On June 20, 2014, the Company divested its subsidiary, ECR Pharmaceuticals (“ECR”), net of three branded products (specifically Cormax®, VoSol® HC, and Zolvit® Oral Solution otherwise known as “Lortab”) to Valeant Pharmaceuticals (“Valeant”) for $41 million in cash and assumption of certain liabilities. Through the divestiture, the Company recognized a nominal gain on the sale of the intangible product rights, associated goodwill, saleable inventory and other assets of ECR. ECR, which promotes certain branded pharmaceuticals through its sales force, was acquired through the acquisition of Hi-Tech. As the Company has divested a component of the combined entity and does not expect material continuing cash flows, ECR results which included net revenues of $3.4 million and a net loss from discontinued operations of ($0.5) million for the period from acquisition to disposition (which both occurred during the nine month period ended September 30, 2014) have been included within discontinued operations in the condensed consolidated statements of comprehensive income, see below.

Calculation of gain/from ECR Divestiture (in millions)
Consideration received	$41.0
Intangible assets divested	(33.6)
Goodwill divested	(10.4)
Other assets divested	(1.2)
Assumed liabilities divested	5.1
Pre-Tax Gain recognized	$0.9

The unaudited pro forma results presented below reflect the consolidated results of operations inclusive of the VersaPharm acquisition and Akorn Rifampin product divestiture (“VersaPharm transactions”) occurring during the three and nine months ended September 30, 2014, and the Hi-Tech acquisition, Watson product disposition and ECR divestiture (“Hi-Tech transactions”) which occurred during the three months ended June 30, 2014, as if the transactions had taken place at the beginning of the earliest period presented below.  The pro forma results include amortization associated with the acquired tangible and intangible assets and interest on debt incurred for the transactions.  The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisitions.  Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date (amounts in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$139,880	$148,288	$489,567	$430,550
Net income (loss) from continuing operations	(6,562)	6,296	29,759	(14,698)
Net income (loss) from continuing operations per share	$(0.06)	$0.06	$0.25	$(0.15)

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

The U.S. NDA rights to Zioptan® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of September 30, 2014.  From sales of Zioptan®, the Company recorded revenue of $3.9 million and $7.6 million during the three and nine month periods ended September 30, 2014.

The Company has not provided pro forma revenue and earnings of the Company as if the Zioptan Acquisition was completed as of January 1, 2013 because to do so would be impracticable.  The acquired Zioptan rights were not managed as a discrete business by Merck.  Accordingly, determining the pro forma revenue and earnings of the Company including the Zioptan Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

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
$11.5

The U.S. NDA rights to Betimol® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of September 30, 2014.  The favorable supply agreement is included within other long-term assets on the Company’s condensed consolidated balance sheet as of September 30, 2014.

The Company estimated that it would owe additional consideration to Santen of approximately $4.5 million.  Since this is a performance-based earn-out payment, this additional consideration was discounted to approximately $4.0 million.  During the nine month periods ended September 30, 2014 the Company recorded $0.1 million of other operating expense reflecting a fair value adjustment to increase the estimated additional consideration obligation as a result of revised operating expectations.

From sales of Betimol®, the Company recorded revenue of $1.8 million and $6.2 million during the three and nine month periods ended September 30, 2014.

The Company has not provided pro forma revenue and earnings of the Company as if the Betimol Acquisition was completed as of January 1, 2013 because to do so would be impracticable.  The acquired Betimol rights were not managed as a discrete business by Santen.  Accordingly, determining the pro forma revenue and earnings of the Company including the Betimol Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

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

During the three and nine month periods ended September 30, 2014, the Company recorded net revenue of approximately $6.9 million and $22.7 million, respectively related to sales of the three products acquired through the Merck Acquisition.

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

Other Strategic Investments

On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), a private ophthalmic development pharmaceutical company based in Westborough, MA, for $8.0 million in cash.  Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement to acquire additional shares of Series A-2 Preferred Stock in Aciex for approximately $2.0 million in cash.  On April 17, 2014, the Company entered into a Secured Note and Warrant Purchase Agreement to acquire secured, convertible promissory notes of Aciex for approximately $0.4 million in cash.  On June 27, 2014, the Company entered into a second Secured Note and Warrant Purchase Agreement to acquire additional secured, convertible promissory notes of Aciex for an additional amount of approximately $0.4 million. The Company’s aggregate investment in Aciex is $10.8 million at cost.  Aciex is an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consists of both clinical stage assets and pre-Investigational new drug stage assets.  The investments detailed above have provided the Company with an ownership interest in Aciex of below 20%.  The Aciex Agreement and Aciex Amendment contain certain customary rights and preferences over the common stock of Aciex and further provide that the Company shall have the right to a seat on the Aciex board of directors.

On July 2, 2014 Nicox S.A., (“Nicox”) an international Company entered into an arrangement to acquire all of the outstanding equity of Aciex (the “Aciex Acquisition”).

On October 22, 2014 Nicox shareholders voted at the Nicox General Meeting, to approve the Aciex Acquisition. The transaction was consummated on October 24, 2014, following the completion of certain legal conditions and formalities. As consideration for its carried investment in Aciex, the Company received from the Aciex Acquisition pro-rata shares of Nicox which are publically traded on the Euronext Paris exchange.

In accordance with ASC Topic 820, the Company records unrealized holding gains and losses on available for sale securities in the “Accumulated other comprehensive income” caption in the condensed consolidated Balance Sheet.  For the three and nine months ended September 30, 2014 the Company recognized an unrealized holding gain, net of tax of $1.1 million at September 30, 2014 as calculated based on the discounted value of the investment. The Company has determined that of the $12.5 million of unrealized fair value associated with the investment, $10.8 million is expected to be converted to cash within 1 year from the balance sheet date and has been classified as a current asset, while $1.7 million is expected to be converted beyond one year and has been classified as a non-current asset.

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

Based on the agreements the Company has in place with strategic business partners as of September 30, 2014, the table below sets forth the approximate timing and dollar amount of payments that would be due under those agreements, assuming the underlying milestones are achieved in the years indicated (in thousands):

Year of Payment	Amount
2014	$4,460
2015	7,780
2016	3,264
2017	2,171
Total	$17,675

Other

The Company entered into an agreement with H. Lundbeck A/S on December 22, 2011 to acquire its rights to the New Drug Applications (“NDAs”) of three off-patent, branded injectable products (the “Lundbeck Agreement”).  Pursuant to the terms of the underlying Asset Sale and Purchase Agreement, the Company paid $45.0 million in cash at closing and is obligated to pay $15.0 million in additional consideration on the third anniversary of the closing date.  Both the initial $45.0 million closing payment and subsequent $15.0 million in additional consideration are subject to claw-back provisions should sales of the acquired products fail to reach the required levels.  The Company has recorded the $15.0 million as a current liability on its condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

On January 2, 2014 the Company acquired the U.S. NDA rights to Betimol® from Santen.  The total consideration payable will equal 1.5 times the Company’s net sales of Betimol® in the first year following acquisition.  The Company paid consideration of $7.5 million upon closing this transaction and expects to owe an additional $4.6 million in consideration, which will become payable in the first quarter of 2015.  The Company has recorded the $4.6 million as a current liability on its condensed consolidated balance sheet as of September 30, 2014.

Purchase Commitments

On October 17, 2012, the Company entered into an exclusive distribution agreement with the Massachusetts Biological Laboratory of the University of Massachusetts (“MBL”) for the Company’s marketing of MBL-manufactured tetanus-diphtheria vaccine (“Td vaccine”) over an initial contract term of two (2) years.   On July 1, 2014, the Company terminated the agreement and renegotiated a new distribution agreement for an additional contract term of (1) year. The new agreement commits the Company to acquire $2.5 million of Td vaccine during the remainder of the fiscal year ended December 31, 2014 and $4.8 million of Td vaccine in the first six months of the fiscal year ended December 31, 2015.

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

Set forth below is a listing of potentially material legal proceedings of the Company, including Akorn, Hi-Tech, and VersaPharm in existence as of the date of filing this Quarterly Report on Form 10-Q.

On September 11, 2013, the Attorney General of the State of Louisiana filed a lawsuit in Louisiana state court against Hi-Tech, and numerous other pharmaceutical companies, under various state laws, alleging that each defendant caused the state’s Medicaid agency to provide reimbursement for drug products that allegedly were not approved by the FDA and therefore allegedly not reimbursable under the federal Medicaid program. The state seeks unspecified damages, statutory fines, penalties, attorney’s fees and costs. On October 15, 2013, the defendants removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. Subsequently, the case was remanded to state court, where the case is in the initial pleadings stage. The Company intends to vigorously defend against all claims in the lawsuit.

In connection with the HT Merger Agreement, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware on August 30, 2013, captioned Karant v. Hi-Tech Pharmacal Co., Inc., et al., C.A. No. 8854-VCP, alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that the Company aided and abetted the alleged breaches. The Karant complaint sought, among other things, injunctive relief enjoining the defendants from completing the merger and directing the defendants to account to the plaintiff and the purported class for damages allegedly sustained, and an award of fees, expenses and costs. In addition, a putative class action lawsuit was filed in Suffolk County, New York, captioned Wackstein v. Hi-Tech Pharmacal Co., Inc., et al., Index No. 063450/2013, similarly alleging, among other things, that Hi-Tech and Hi-Tech’s board of directors breached their fiduciary duties and that the Company aided and abetted the alleged breaches. The Wackstein complaint sought, among other things, injunctive relief enjoining the defendants from completing the Merger and directing the defendants to account to the plaintiff and the purported class for damages.  The defendants entered into a memorandum of understanding with plaintiff’s counsel, dated November 26, 2013, in connection with the Karant and Wackstein actions, pursuant to which Hi-Tech, the Company, the other named defendants and Wackstein agreed to dismiss the Wackstein action with prejudice effective with the settlement and dismissal of the Karant lawsuit. On July 30, 2014 the Delaware Court entered judgment, granted final settlement approval, and dismissed the action.

In May 2013, Inspire received a Notice Letter that Mylan Pharmaceuticals, Inc (“Mylan”), filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for Azasite.  On June 14, 2013, Insite, Merck, Inspire and Pfizer filed a complaint against Mylan and a related entity alleging that their proposed product infringes the listed patents.  The Company intends to vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

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

On June 8, 2012, plaintiff Mathew Harrison filed  a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and Hi-Tech. On May 16, 2012, plaintiff David Delre filed a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and Hi-Tech. Each complaint alleges, among other things, that their Sinus Buster ® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. Hi-Tech answered the complaints and asserted cross-claims against the other defendants. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Dynova has filed for bankruptcy. The case has now been settled by Hi-Tech with plaintiffs by Agreement dated December 16, 2013 and the Court has preliminarily approved the settlement by a revised Order dated February 4, 2014.

In April 2011, Inspire Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, acquired through a business combination on November 15, 2013, received a Notice letter from Sandoz, Inc. (“Sandoz”) providing notice that Sandoz filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for Azasite.  On May 26, 2011, Merck, Insite Vision Incorporated and Pfizer filed a complaint against Sandoz and related entities in the district court of New Jersey alleging that their proposed product infringes the listed patents.  On October 4, 2013, the court issued judgment in favor of Inspire and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities.  Sandoz has appealed this decision.  The Company intends to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

On February 9, 2010, in the United States District Court for the District of Massachusetts, a “Partial Unsealing Order” was issued and unsealed in a civil case that was subsequently amended naming several pharmaceutical companies as defendants under the qui tam provisions of the federal civil False Claims Act.  The Complaint alleges that several pharmaceutical companies submitted false records or statements to the United States through the Center for Medicare and Medicaid Services (“CMS”) and thereby caused false claims for payments to be made through state Medicaid Reimbursement programs for unapproved or ineffective drugs or for products that are not drugs at all. The Complaint alleges that the drugs were “New Drugs” that the FDA had not approved and that are expressly excluded from the definition of “Covered Outpatient Drugs”, which would have rendered them eligible for Medicaid reimbursement. The Complaint alleges these actions violate the federal civil False Claims Act. The Revised Corrected Seventh Amended Complaint did not name Hi-Tech as a defendant.

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

NOTE 13 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three (3) large wholesale drug distributors:  AmerisourceBergen Health Corporation; Cardinal Health, Inc.; and McKesson Drug Company.  These three wholesalers (the “Big 3 Wholesalers”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of September 30, 2014 and December 31, 2013, and the gross and net sales for the three and nine month periods ended September 30, 2014 and 2013, attributable to the Big 3 Wholesalers:

	Three months ended September 30,		Nine months ended September 30,
Big 3 Wholesalers combined:	2014	2013	2014	2013
Percentage of gross sales	79%	61%	73%	59%
Percentage of net sales revenues	47%	41%	49%	41%

	September 30, 2014	December 31, 2013
Percentage of gross trade accounts receivable	80%	63%

If sales to any of the Big 3 Wholesalers were to diminish or cease, the Company believes that the end users of its products would have little difficulty obtaining the Company’s products either directly from the Company or from another distributor. The increase in the percentage of gross sales, net sales revenues and gross trade accounts receivables in the three and nine months ended September 30, 2014, respectively are primarily related to the Hi-Tech and VersaPharm acquisitions.

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

During the three month period ended September 30, 2013, one supplier of the finished form of one of the Company’s pharmaceutical products accounted for approximately 13.5% of the Company’s total purchases during the quarter. During the three month period ended September 2014, and the nine month periods ended September 30, 2014 and September 30, 2013, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable quarter.

Product Concentrations

No products represented greater than 10% of the Company’s total sales during the three and nine month periods ended September 30, 2014, but one prescription pharmaceutical product represented greater than 10% of the Company’s total sales during the three and nine month periods ended September 30, 2013.  During the three and nine month periods ended September 30, 2013, this product represented 12.5% and 11.8% of the Company’s total sales, respectively. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations before income taxes	$(18,539)	$19,982	$11,465	$56,221
Income tax (benefit) provision	(6,889)	7,777	4,278	20,537
Net income (loss) from continuing operations	$(11,650)	$12,205	$7,187	$35,684

Income tax provision/benefit as a percentage of income/loss before income taxes	37.2%	38.9%	37.3%	36.5%

For the three month period ended September 30, 2014, the Company recorded an income tax benefit of $6.9 million and in the nine month period ended September 30, 2014, the Company recorded an income tax provision of $4.3 million, which equals 37.2% and 37.3% of income/loss before income tax in the applicable periods. The Company anticipates that its effective tax rate for the year 2014 will be approximately 40.3%. The expected effective tax rate for the year is greater than that for the 9 months ended September 30, 2014 due to a discrete item that was taken into account in the third quarter.

During the three and nine month periods ended September 30, 2013, the Company recorded income tax provisions that equaled 38.9% and 36.5% of income before income tax in the applicable period.  The income tax provision rates in the current year were increased in comparison to the prior year due to the incurrence of certain nondeductible fees related to the acquisition of Hi-Tech and VersaPharm in the three and nine month periods ended September 30, 2014.  Additionally the prior year rate also reflects a discrete adjustment related to recognition of the Company’s 2012 R&D tax credits, which were not recognized in 2012 because the law renewing the credits for 2012 was not passed until early 2013. The R&D tax credit has not been renewed for 2014, and no benefit for such credits has been recognized in the current year’s tax expense.

In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.1 million and $0.8 million related to uncertain tax positions as of September 30, 2014 and December 31, 2013, respectively.  If recognized, the entire amount of these tax positions will impact the Company’s effective rate.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2014 and 2013, the Company obtained legal services totaling $1.6 million and $0.6 million, respectively, of which $0.4 million was payable as of September 30, 2014 and 2013, respectively from Polsinelli PC (formerly Polsinelli Shughart PC), a law firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

NOTE 16 – SUBSEQUENT EVENTS

Xopenex Acquisition

On October 1, 2014, Oak Pharmaceutical (“Oak”) a wholly owned subsidiary of the Company entered into a definitive Product Acquisition Agreement with Sunovion Pharmaceuticals Inc., a Delaware corporation to acquire certain rights and inventory related to the branded product, Xopenex® (Levalbuterol HCl) Inhalation Solution (the “Xopenex Product”) for $45 million, funded through available cash paid at closing, net of certain liabilities for product return reserves, rebates, and chargeback reserves, which were assumed by Oak subject to a cap. Xopenex is indicated for the treatment or prevention of bronchospasm in adults, adolescents, and children 6 years of age and older with reversible obstructive airway disease. The Company will include information about the fair value of acquired assets and assumed liabilities of the Xopenex Product in its Annual Report on Form 10-K for the year ending December 31, 2014. During the three and nine month periods ended September 30, 2014, the Company recorded approximately $0.2 million in acquisition related expenses in connection with the Xopenex acquisition.

Lloyd’s Animal Health Products Acquisition

On October 2, 2014, Akorn Animal Health, Inc., a wholly owned subsidiary of the Company entered into a definitive Product Acquisition Agreement with Lloyd, Inc., a Iowa corporation to acquire certain rights and inventory related to a suite of generic products (the “Lloyd Products”). The Lloyd Products are focused on animal health principally within the pain management and anesthesia sectors. The Company will include information about the fair value of acquired assets and assumed liabilities of the Lloyd Products acquisition in its Annual Report on Form 10-K for the year ending December 31, 2014.

NOTE 17 – NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2016 with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s condensed consolidated financial statements or disclosures.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will be required to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for the fiscal year beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach, as permitted under the standard. Early adoption of the standard is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014, those risk factors included in subsequent reports we have filed with the SEC, and in this Form 10-Q and include the following items:

●	Our ability to comply with all of the requirements of the U.S. Food and Drug Administration (“FDA”), including current Good Manufacturing Practices regulations;

●	Our ability to obtain additional funding or financing to operate and grow our business;

●	The effects of federal, state and other governmental regulation on our business;

●	Our ability to obtain and maintain regulatory approvals for our products;

●	Our success in developing, manufacturing, acquiring and marketing new products;

●	Our ability to generate cash flow from operations sufficient to meet our working capital requirements and satisfy our debt obligations;

●	The success of our strategic partnerships for the development and marketing of new products;

●	Our ability to bring new products to market and the effects of sales of such products on our financial results;

●	Our ability to successfully integrate acquired businesses and products;

●	The effects of competition from generic pharmaceuticals and from other pharmaceutical companies;

●	Availability of raw materials needed to produce our products; and

●	Other factors referred to in this Form 10-Q, our most recent Form 10-K and other reports we file with the SEC.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three  and nine month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$120,022	90.4%	$72,677	88.7%	$338,101	90.4%	$205,185	88.2%
Consumer Health	12,710	9.6%	9,215	11.3%	36,002	9.6%	27,573	11.8%
Total revenues	132,732	100.0%	81,892	100.0%	374,103	100.0%	232,758	100.0%
Gross profit:
Prescription Pharmaceuticals	45,524	37.9%	38,372	52.8%	158,820	47.0%	109,138	53.2%
Consumer Health	6,210	48.9%	5,325	57.8%	19,241	53.4%	15,796	57.3%
Total gross profit	51,734	39.0%	43,697	53.4%	178,061	47.6%	124,934	53.7%
Operating expenses:
SG&A expenses	27,779	20.9%	13,645	16.7%	66,341	17.7%	39,093	16.8%
Acquisition-related costs	8,062	6.1%	1,459	1.8%	29,289	7.8%	1,978	0.9%
R&D expenses	7,918	6.0%	4,837	5.9%	21,389	5.7%	15,857	6.8%
Amortization of intangible assets	14,017	10.6%	1,568	1.9%	27,381	7.3%	4,978	2.1%
Operating income (loss)	$(6,042)	(4.6%)	$22,188	27.1%	$33,661	9.0%	$63,028	27.1%
Other (expense), net	(12,497)	(9.4%)	(2,206)	(2.7%)	(22,196)	(5.9%)	(6,807)	(3.0%)
Income (loss) before income taxes	(18,539)	(14.0%)	19,982	24.4%	11,465	3.1%	56,221	24.1%
Income tax provision (benefit)	(6,889)	(5.2%)	7,777	9.5%	4,278	1.1%	20,537	8.8%
Income (loss) from continuing operations	(11,650)	(8.8%)	12,205	14.9%	7,187	1.9%	35,684	15.3%
(Loss) from discontinued operations, net of tax	—	—	—	—	(503)	(0.1%)	—	—
Net income (loss)	$(11,650)	(8.8%)	$12,205	14.9%	$6,684	1.8%	$35,684	15.3%

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Our revenue was $132.7 million during the quarter ended September 30, 2014, representing an increase of $50.8 million, or 62.1%, over our revenue of $81.9 million for the prior year quarter ended September 30, 2013. The increase in revenue in the quarter was primarily due to the acquisitions completed during the year including a full quarter of Hi-Tech and other product acquisitions operations and a partial quarter of VersaPharm operations, which generated $41.5 million of revenue for the quarter.  In addition, sales associated with the Hi-Tech acquisition were impacted by $39.9 million due to additional chargeback exposure, contractually obligated price protection and other charges resulting from price increases on Clobetasol and other products. Excluding the effect of the pricing increases revenues during the quarter ended September 30, 2014 would have been $172.6 million. Of the remaining $9.3 million of increase, $10.8 million was related to organic growth in existing products largely due to increased unit sales, and $0.6 million was related to newly-approved products, partially offset by a $2.1 million decline attributable to products divested or discontinued in the last twelve months. The Prescription Pharmaceuticals segment revenues of $120.0 million represented an increase of $47.3 million, or 65.1%, over the prior year quarter, with acquisitions accounting for $38.7 million of the increase, partially offset by divested or discontinued products which accounted for $8.6 million of the increase. The Consumer Health segment revenues of $12.7 million represented an increase of $3.5 million, or 37.9%, over the prior year quarter, with acquisitions accounting for $2.9 million of the increase, and organic growth, principally increased sales of private label products, accounting for the remaining $0.6 million.

Consolidated gross profit for the quarter ended September 30, 2014 was $51.7 million, or 39.0% of revenue, compared to $43.7 million, or 53.4% of revenue, in the corresponding prior year quarter.  The $8.0 million increase in gross profit dollars was principally due to the effect of business and product acquisitions, with a secondary cause being our organic growth.  The decline in gross profit margin from 53.4% in the prior year period to 39.0% in the quarter ended September 30, 2014 was principally due to the $39.9 million impact of the pricing increases noted above which decreased comparative margin. Further the decline in gross margin was the result of the effect of a $3.2 million amortization of the required step-up in value of the acquired Hi-Tech inventory and $3.1 million of amortization of the required step-up in value of the acquired VersaPharm inventory.  These incremental step-up expenses accounted for approximately 480 basis points of the 14.4% decline.  Excluding the impact on the the price change and the amortization of inventory step up associated with the Hi-Tech and VersaPharm acquisitions gross profit margin for the quarter was 57.3%.

Selling, general and administrative (“SG&A”) expenses were $27.8 million, or 20.9% of revenue, in the quarter ended September 30, 2014, compared to $13.6 million, or 16.7% of revenues, in the prior year quarter.  Of this $14.2 million increase, $3.9 million was due to the Hi-Tech acquisition, $1.5 million was due to the VersaPharm acquisition, and $8.8 million was related to our core business.  The largest components of the $8.8 million increase were a $3.5 million increase in personnel related costs to support our growing business, $1.6 million in payroll taxes associated with the exercising of expiring stock options, and a $2.6 million increase in selling, marketing, and other administrative costs.

Acquisition-related costs incurred in the quarter ended September 30, 2014 were $8.1 million, compared to $1.5 million, in the prior year quarter. Current quarter costs were primarily related to our acquisition of VersaPharm, with smaller amounts related to other acquisitions, including Hi-Tech and Xopenex.  The acquisition-related costs principally consisted of advisor and legal fees.

Research and development (“R&D”) expense was $7.9 million in the quarter ended September 30, 2014 compared to $4.8 million in the prior year quarter.  This increase was primarily related to the acquisition of Hi-Tech and VersaPharm, which accounted for $3.3 million of the increase, partially offset by a $0.2 million reduction in R&D due to the timing of development activities.

Amortization of intangible assets was $14.0 million in the quarter ended September 30, 2014 compared to $1.6 million in the prior year quarter.  This $12.4 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the past twelve months.

In the quarter ended September 30, 2014, we recognized non-operating expense totaling $12.5 million compared to $2.2 million in the prior year quarter.  This increase of $10.3 million was the net effect of a $9.7 million increase in interest expense related to the indebtedness obtained to effect the Hi-Tech and VersaPharm acquisitions, a $2.3 million increase in amortization of debt financing costs, partially offset by a $0.9 million increase in other non-operating income, and a $0.8 million increase in gain from a product divestiture occurring in the period.

For the quarter ended September 30 2014, we recorded an income tax benefit of $6.9 million on our pretax loss from continuing operations.  In the prior year quarter ended September 30, 2013, our income tax provision was $7.8 million based on an effective tax provision rate of approximately 38.9%.  The prior year provision rate was principally due to a larger R&D tax credit.

We reported net loss of $11.7 million for the quarter ended September 30, 2014, equal to (8.8%) of revenues, compared to net income of $12.2 million for the quarter ended September 30, 2013, representing 14.9% of revenues.  The $23.9 million decline in net income was primarily due to the $39.9 million impact of pricing increases taken on Clobetasol and other certain products which decreased comparative gross profit margin, a $12.4 million increase in amortization of Hi-Tech and VersaPharm intangible assets acquired, $6.6 million increase in acquisition-related costs, the $6.3 million amortization of Hi-Tech and VersaPharm inventory step-up, and the $2.3 million increase in debt financing cost amortization in the period, which more than offset the positive operating effect of the Hi-Tech and VersaPharm acquisition and our other business growth over the period.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

For the nine months ended September 30, 2014, consolidated revenue was $374.1 million, representing an increase of $141.3 million, or 60.7%, over the prior year period’s revenue of $232.8 million.  The increase in revenue in the nine months ended September 30, 2014, was primarily due to the acquisitions completed during the year including a full nine months of the Merck and Betimol products, six months of Zioptan activity, five months of Hi-Tech revenues, and two months of VersaPharm revenues which produced $118.3 million of revenue for the period, $24.5 million related to organic growth in existing products due to increased unit sales and increases in average sales prices, and $2.0 million was from sales of newly-approved products, partially offset by a decline of $3.5 million related to products divested or discontinued since the beginning of 2013. In addition, sales associated with the Hi-Tech acquisition were impacted by $39.9 million due to additional chargeback exposure, contractually obligated price protection and other charges resulting from price increases on Clobetasol and other products. Excluding the effect of the pricing increases revenues during the nine month period ended September 30, 2014 would have been $414.0 million. Revenues from the Prescription Pharmaceuticals segment were $338.1 million for the nine months ended September 30, 2014, an increase of $132.9 million, or 64.8%, over the nine months ended September 30, 2013, with acquisitions accounting for $111.9 million, organic growth accounting for $22.5 million, and other new products accounting for $2.0 million, partially offset by $3.5 million related to products divested or discontinued since the beginning of 2013. Consumer Health segment revenues increased $8.4 million, or 30.6%, over the prior year period with acquisitions accounting for $6.4 million of the increase and $2.9 million related to increased sales of private label products, partially offset by a $0.9 million decline in sales of existing products.

Consolidated gross profit for the nine months ended September 30, 2014 was $178.1 million, or 47.6% of revenue, compared to $124.9 million, or 53.7% of revenue in the prior year period ended September 30, 2013.  The $53.1 million increase in gross profit dollars was primarily related to the Hi-Tech and VersaPharm acquisitions and our other product acquisitions over the past twelve months, along with an increase in organic product sales growth.  The decline in gross profit margin was principally due to a $39.9 million impact of pricing increases taken on certain products which decreased comparative margin. Further the decline in gross profit margin was the result of the effect of a $6.7 million amortization of the required step-up in value of the acquired Hi-Tech inventory and $3.1 million of amortization of the required step-up in value of the acquired VersaPharm inventory.  These incremental step-up expenses accounted for approximately 260 basis points of the 6.1% decline.  Excluding the impact on the price change and the amortization of inventory step up associated with the Hi-Tech and VersaPharm acquisitions gross profit margin for the quarter was 55.2%.

SG&A expenses were $66.3 million, or 17.7% of revenues, in the nine months ended September 30, 2014 compared to $39.1 million, or 16.8% of revenues, in the corresponding prior year period.  Of the $27.2 million increase in SG&A expenses, $7.3 million was related to the Hi-Tech acquisition, $1.5 million was related to the VersaPharm acquisition, and the remaining $18.4 million was due to a number of factors, including increased headcount, higher FDA filing fees, higher marketing costs associated with our branded business and an increase in legal expenses.

Acquisition-related expenses in the nine months ended September 30, 2014 were $29.3 million compared to $2.0 million in the corresponding prior year period.  These expenses in the current and prior year were primarily related to the Hi-Tech and VersaPharm acquisitions, with smaller amounts related to other acquisitions, including Betimol, Zioptan and Xopenex.   The acquisition-related costs principally consisted of advisor and legal fees, and change in control and other payments to terminated employees.

R&D expenses were $21.4 million in the nine months ended September 30, 2014, an increase of $5.5 million, or 34.9%, over the prior year amount of $15.9 million.  This increase was primarily related to the incremental Hi-Tech and VersaPharm R&D expenses, which were $5.7 million in the current year period, partially offset by a $0.2 million reduction in R&D due to the timing of development projects.

Amortization of intangible assets was $27.4 million in the nine months ended September 30, 2014 compared to $5.0 million in the nine months ended September 30, 2013.  Amortization was higher in the current year period due primarily to the Hi-Tech and VersaPharm acquisitions and our other product acquisitions completed over the past twelve months.

We recognized non-operating expenses of $22.2 million in the nine months ended September 30, 2014, and $6.8 million in the corresponding prior year period.  The increase in the periods was the result of a $15.5 million increase in interest expense due to the Existing Term Loan and the Incremental Term Loan entered into during the period and a $10.5 million increase in deferred financing fee amortization resulting from the loans, partially offset by $9.8 million of product divestiture gain and a $0.8 million increase in other non-operating income through the nine month periods ended September 30, 2014.

For the nine months ended September 30, 2014, our income tax provision on continuing operations was $4.3 million, calculated using an effective tax provision rate of 37.3%.  In the prior year period, we recorded a $20.5 million provision for income taxes, representing an effective tax rate of 36.5%.  The provision rate for the nine months ended September 30, 2014 was increased primarily due to the impact of an adjustment recorded in the first quarter of 2013 related to passage of legislation renewing the availability of R&D tax credits for 2012 and the current year impact of certain non-deductible expenses.

During the nine months ended September 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of ECR’s operating results from April 17 through June 19, 2014, and the small gain recognized on its disposal.

We reported net income of $6.7 million in the nine months ended September 30, 2014, representing 1.8% of revenues generated during the period.  In the prior year nine months ended September 30, 2013, we reported net income of $35.7 million, equaling 15.3% of revenue.  The current year decrease in net income was primarily due to the $39.9 million impact of pricing increases taken on certain products which decreased comparative margin, the $27.0 million increase in acquisition-related expenses incurred, a $22.4 million increase in amortization of Hi-Tech and VersaPharm intangible assets acquired,  the $9.8 million amortization of the step-up in value of Hi-Tech’s and VersaPharm’s acquired inventory, and the $10.5 million increase in debt financing cost amortization in the period, The effects of these incremental expenses more than offset the positive operating income from the acquired Hi-Tech and VersaPharm businesses and the Company’s other product acquisitions and gain recognized related to product dispositions in the period.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the nine month period ended September 30, 2014, operating activities generated $14.3 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $6.7 million, loss from discontinued operations of $0.5 million, non-cash expenses of $67.7 million, an increase of $19.7 million in accrued expenses, $2.3 million in accounts payable, and $9.0 million in deferred tax assets, net, partially offset by a $32.3 million excess tax benefit from stock compensation, a $24.2 million increase in accounts receivable, a $11.2 million increase in prepaid expenses and other current assets, a $14.2 million increase in inventory, and a $9.8 million gain from disposal of assets.  We used $898.9 million in investing activities during the nine months ended September 30, 2014, consisting of $938.3 million used to acquire businesses and products and $19.4 million used to acquire fixed assets, partially offset by $58.8 million generated from our sale of businesses and products.  Primary business acquisitions completed were with respect to Hi-Tech and VersaPharm, for which we used cash of $910.6 million from our credit facilities, net of cash acquired.  The business and product divestitures included the sale of ECR Pharmaceuticals, a subsidiary of Hi-Tech, for $41.0 million and the divestiture of various products (concurrent with the closing of the Hi-Tech and VersaPharm acquisitions) for $17.8 million.  Financing activities provided us with $982.0 million, consisting of the $600.0 million proceeds from an existing term loan used to finance the Hi-Tech acquisition, $445.0 million in proceeds from an incremental term loan used to finance the VersaPharm acquisition, and $47.3 million generated from employee stock plan activity and proceeds under various options and warrant exercises, partially offset by $81.8 million of debt repayment related to the VersaPharm acquisition and $28.5 million in debt financing costs related to the existing and incremental term loans and our new revolving credit facility with JPMorgan.

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

As of September 30, 2014, we had no outstanding loans under our $150.0 million JPM Revolving Facility, and one (1) outstanding letter of credit for $1.2 million.  Our borrowing availability under the JPM Revolving Facility as of September 30, 2014 was $148.8 million.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and India.  Our cash obligations include the principal and interest payments due on our Existing Term Loan and Incremental JPM Term Loans (as defined below and described throughout this report) and our $120.0 million in convertible senior notes due 2016 (the “Notes”), plus any amount we may borrow under the JPMorgan Facility.  We believe that our cash reserves, operating cash flows, and availability under our revolving credit facility will be sufficient to meet our cash needs for the foreseeable future.

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

Incremental Term Loan

On August 12, 2014, we completed the VersaPharm Acquisition for a purchase price of approximately $440.0 million in cash, net of working capital adjustments.  The acquisition was financed primarily through a $445.0 million incremental term loan (the “Incremental Term Loan”).  The Incremental Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 – Financing Arrangements for additional information about the Incremental Term Loan.

Existing Term Loan

On April 17, 2014, we completed the Hi-Tech Acquisition for a purchase price of approximately $650.0 million in cash.  The acquisition was financed primarily through a $600.0 million term loan (the “Existing Term Loan”).  The Existing Term Loan matures on April 17, 2021 and bears interest at a variable rate based on a margin above prime or LIBOR, at our election.  Please refer to Note 8 – Financing Arrangements for additional information about the Existing Term Loan.

Convertible Notes

On June 1, 2011, we issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (as defined above, the “Notes”).  Please refer to Note 8 – Financing Arrangements for additional information about the Notes.

Credit Facility:

JPMorgan Credit Agreement

On April 17, 2014, concurrent with entering into the ExistingTerm Loan, we entered into a new $150.0 million revolving credit facility with JPMorgan.  Please refer to Note 8 – Financing Arrangements for additional information about the Bank of America Credit Agreement and the JPMorgan Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2014, our principal debt included the $600.0 million Existing Term Loan and a $445.0 million Incremental Term Loan with JPMorgan. Interest on borrowings under these facilities are variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR loans, and 3.50% for LIBOR loans. Each such margin will decrease by 0.25% in the event the Company’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. As the interest rate on these facilities are fixed they may expose the Company to interest rate risk on such borrowings.

As of September 30, 2014, we were party to a $150.0 million Credit Agreement with JPMorgan providing for a revolving credit facility. Interest on borrowings under the JPM Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges), exposing us to interest rate risk on such borrowings.  As of September 30, 2014 and throughout the nine month period ended September 30, 2014, we had no outstanding loans under the JPM Credit Agreement.  At September 30, 2014, we had one (1) outstanding letter of credit for $1.2 million.

As of September 30, 2014, debt included $120 million of 3.50% Senior Convertible Notes due 2016 (as defined above, the “Notes”).  The Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity.  Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes.

We are subject to certain foreign exchange risk through our wholly-owned subsidiary, Akorn India Private Limited (“AIPL”). AIPL is an Indian subsidiary and transacts its domestic business in Indian rupees.  We maintain cash balances in India sufficient to fund our business activities there, and those balances are subject to foreign currency exchange risk.  Further, we have plans that involve capital investment in AIPL’s manufacturing facilities, and such projects will require funding by the parent corporation in the United States.  Accordingly, we are subject to foreign exchange risk related to the timing of such investments.  To hedge this risk, we entered into a series of non-deliverable forward contracts with Bank of America, N.A. that mature at various dates during 2014.  We have not elected hedge accounting treatment for these forward contracts, so changes in their fair value are recorded in our net income.  During the nine month period ended September 30, 2014, we recorded pre-tax income of approximately $0.1 million related to changes in value of our forward contracts.

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

Item 4. Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, fraud, the possibility of human error and the circumvention or overriding of the controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, even effective disclosure controls and procedures can provide only reasonable, and not absolute, assurance of achieving their control objectives. Based on its evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in our internal control over financial reporting, which are described below.

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

Item 1A. Risk Factors.

Other than the risk factor described below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our Form 10-K filed March 14, 2014 and in subsequent reports we have filed with the SEC.

We may not generate cash flow sufficient to pay interest and make required principal repayments on our JPM Term Loan.

On April 17, 2014, upon completing the Hi-Tech Acquisition, we entered into a $600.0 million term loan with JPMorgan Chase Bank, N.A (the “Existing Term Loan”) and on August 12, 2014, upon completing the VersaPharm Acquisition, we entered into a $445.0 million term loan with JPMorgan Chase Bank, N.A (the “Incremental Term Loan”). These term loans significantly increased our debt obligations.  The Existing Term Loan and Incremental Term Loan each bear interest at a variable rate at a margin above prime or LIBOR, at our election.  In addition to our interest obligation, we are required to repay 0.25% of the principal balance quarterly, beginning with the second and first full quarter, respectively after entering into the Loan agreements.  The remaining outstanding balance under each of the Existing Term Loan and the Incremental Term Loan will be due and payable on April 17, 2021, seven years after entering into the Existing Term Loan agreement.  If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our principal and interest payment obligations when those obligations are due, which would place us into default under the terms of the Existing Term Loan and the Incremental Term Loan.  Such default would have a material adverse effect on our business, financial condition and results of operations.  Further, borrowings under the Existing Term Loan are secured by all or substantially all of the Company’s assets.  If the Company defaults on its obligations under the Existing Term Loan or the Incremental Term Loans, JPM may be able to foreclose upon its security interest and otherwise be entitled to obtain or control Company assets.

Our indebtedness reduces our financial and operating flexibility.

We have entered into various credit arrangements to fund certain of its operations and activities, including business combinations.  During the quarter ended September 30, 2014 we significantly increased our debt obligations through the Incremental Term Loan. As of the date of this report, our existing debt includes a $600.0 million Existing Term Loan, a $445.0 million Incremental Term Loan, and $120.0 million principal balance in our Notes.  A high level of indebtedness subjects us to a number of adverse risks. In particular, our current and anticipated indebtedness has variable interest terms meaning we are subject to the risks associated with higher interest rates, and moreover, a high level of indebtedness may impair our ability to obtain additional financing in the future and increases the risk that we may default on our debt obligations. In addition, our current debt arrangements require that we devote a significant portion of our cash flows to service amounts outstanding under those debt arrangements. We also are subject to various covenants with respect to our indebtedness, including the obligation to meet certain defined financial ratios and our ability to pay distributions to our shareholders is restricted.  Further, our indebtedness may restrict or otherwise impair our ability to raise additional capital through other debt or equity financing, which could restrict our ability to raise outside funds to fund, or otherwise attempt to grow, our business.  Our ability to meet our debt obligations, to comply with all required covenants, and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

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

Date: November 10, 2014

EXHIBIT INDEX

Those exhibits marked with a (*) refer to exhibits filed herewith.  The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description

2.1
Product Acquisition Agreement, dated as of September 30, 2014, by and among Oak Pharmaceuticals, Inc., a wholly-owned subsidiary of Akorn, Inc. and Sunovion Pharmaceuticals, Inc., a wholly-owned U.S. subsidiary of Sumitomo Dainippon Pharma, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on October 1, 2014.

10.1
Incremental Facility Joinder Agreement dated as of August 12, 2014 among Akorn and its wholly owned domestic subsidiaries, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders and loan parties thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 15, 2014.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014, filed on November 10, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.