Form 10-K
period 2014-12-31
AKORN INC
filed 2015-03-17
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2014 was approximately $1,701,738,000 based on the closing market price of $33.25 reported on the Nasdaq Stock Market LLC.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of February 27, 2015 was 113,924,711.

Documents incorporated by reference: Definitive Proxy Statement for the 2015 Annual Meeting incorporated by reference into Part I and Park III, Items 10-14 of this Form 10-K.

Forward-Looking Statements and Factors Affecting Future Results

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” or other similar terms in this Annual Report on Form 10-K refer to Akorn, Inc. and its wholly owned subsidiaries.

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. When used in this document, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•	Our ability to continue to comply with all of the requirements of the U.S. Food and Drug Administration, including current Good Manufacturing Practices regulations;

•	Our ability to obtain additional funding or financing to operate and grow our business;

•	The effects of federal, state and other governmental regulation on our business;

•	Our ability to obtain and maintain regulatory approvals for our products;

•	Our success in developing, manufacturing, acquiring and marketing new products;

•	Our ability to generate cash from operations sufficient to meet our working capital, term loan, and revolving debt servicing requirements;

•	Our ability to bring new products to market and the effects of sales of such products on our financial results;

•	Our ability to successfully integrate acquired businesses and products;

•	Our ability to satisfy all of our obligations under the agreements and instruments governing our debt obligations;

•	The effects of competition from other generic pharmaceuticals and from other pharmaceutical companies;

•	Availability of raw materials needed to produce our products; and

•	Other factors referred to in this Form 10-K and our other Securities and Exchange Commission filings.

See “Item 1A - Risk Factors”. As a result, you should not place undue reliance on any forward-looking statements. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

PART I

Item 1. Business

Akorn, Inc. together with its wholly owned subsidiaries (“Akorn” or the “Company”) is a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals as well as animal and over-the-counter (“OTC”) consumer health products. We specialize in difficult-to-manufacture sterile and non-sterile dosage forms including: ophthalmics, injectables, oral liquids, otics, topicals, inhalants, and nasal sprays.

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois.  We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; and Paonta Sahib, Himachal Pradesh, India, as well as a central distribution warehouse in Gurnee, Illinois, and an additional warehousing facility in Amityville, New York. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois, Copiague, New York, and Warminster, Pennsylvania, and we have other corporate offices in Ann Arbor, Michigan; Amityville, New York; and Gurgaon, India.

In this annual report, we have reported results for two operating segments:  Prescription Pharmaceuticals and Consumer Health.  These two segments are described in greater detail below. For information regarding revenues and gross profit for each of our segments, see Item 7 “Results of Operations” and Note 12 — “Segment Information” in the Notes to our Consolidated Financial Statements.

Prescription Pharmaceuticals Segment. The Company’s Prescription Pharmaceutical segment represented approximately 91.5% of the Company’s net sales in the year ended December 31, 2014 generated from the sale of branded and generic prescription pharmaceuticals. The segment consists of pharmaceutical products in a variety of dosage forms including sterile ophthalmics, injectables and inhalants, and non-sterile oral liquids, topicals, nasal sprays and otics. The Company markets a number of pain management drugs including various controlled substances. In addition, the Company, through Akorn India Private Limited (“AIPL”), manufactures pharmaceuticals for various markets outside the US.

The Company’s suite of marketed generic products includes Clobetasol Propionate, a corticosteroid used to treat various skin conditions; Fluticasone Propionate, which is a corticosteroid used for nasal symptoms of allergic and non-allergic rhinitis conditions; Lidocaine/Prilocaine, a topical anesthetic; Progesterone, which is used to prevent endometrial hyperplasia; and Vancomycin, an antibiotic used to treat bacterial infections, among others. Branded marketed products include, among others, Akten®, a topical ocular anesthetic gel, AzaSite®, an antibiotic used to treat bacterial conjunctivitis, Cosopt®, Cosopt® PF, Betimol® and Zioptan®, which are used in the treatment of glaucoma, Nembutal®, which is a sedative, and Xopenex® Inhalation Solution, which is used in the treatment or prevention of bronchospasm.

Consumer Health Segment.  The Company’s Consumer Health segment represented approximately 8.5% of the Company’s net sales in the year ended December 31, 2014 which was generated through the sale of branded and private label consumer and animal health products. The segment principally consists of OTC products focused on ophthalmics including dry eye treatment under the TheraTears® brand name as well as a portfolio of private label OTC ophthalmic products. Additionally, the Company markets other OTC consumer health products including Mag-Ox®, a diabetes magnesium supplement, and the Zostrix® brand of capsaicin products for pain management of conditions including arthritis or foot pain, among others. The segment also includes animal health branded and generic products such as Anased®, Tolazine®, Yobine®, Butorphic® and VetaKet®.

Manufacturing. We operate U.S. manufacturing facilities in Decatur, Illinois, Somerset, New Jersey, and Amityville, New York, and a manufacturing facility in Paonta Sahib, Himachal Pradesh, India (see Item 2 - Properties, for more information). Through these manufacturing facilities, we manufacture a diverse assortment of sterile pharmaceutical products, including liquid injectables, lyophilized injectables, gels, and ophthalmic solutions and ointments for our Prescription Pharmaceutical and Consumer Health segments. Our Somerset facility manufactures ophthalmic solutions, ointment products and gels, our Decatur manufacturing facility manufactures liquid injectables, lyophilized injectables and ophthalmic solutions, while our Amityville, New York facility manufactures sterile ophthalmic solutions, sterile ointments and gels, and non-sterile nasal sprays, topical ointments and creams, oral syrups and solutions, and liquid unit dose cups.  The manufacturing facility in Paonta Sahib, Himachal Pradesh, India manufactures sterile liquid injectables including cephalosporins, carbapenems, hormones and general injectables, as well as oral cephalosporins.  We are diligently working towards obtaining approval from the U.S. Food and Drug Administration (“FDA”) to manufacture various products from the Paonta Sahib facility for export to the U.S. as well as approvals to supply other regulated markets.

Sales and Marketing. We rely on our sales and marketing teams to help us maintain and, where possible, increase our market share in our predominantly non-proprietary product offering.  Our sales organization consists of multiple teams, including: (1) regional outside sales teams focused on prescription pharmaceutical product sales; (2) an inside sales team focused on customers in smaller markets; (3) a national accounts sales team focused on wholesale, retail pharmacy chain and group purchasing organization (“GPO”) markets; and (4) a branded drug sales team focused on those branded prescription products. Our outside sales representatives sell ophthalmic products directly to retinal surgeons and ophthalmologists, and sell other pharmaceutical products directly to local hospitals in order to support compliance and pull-through against GPO contracts. The inside sales team augments our outside sales teams efforts to sell products in markets where outside sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, retail pharmacy chains and GPOs that represent hospitals in the United States as well as insurance companies and pharmacy benefit management organizations (“PBM”).  Our branded drug team supports the sale of branded pharmaceutical drugs to wholesalers and other purchasing organizations. We also utilize contracted salespeople to maintain and expand the presence of our products within retail pharmacy and national supermarket chains in the U.S. and other countries. To support our sales efforts, we have a customer service team, as well as a marketing department focused on promoting and raising awareness about our product offerings.

 Research and Development.  We seek to continually grow our business by developing new products, either internally or through strategic partnerships.  Internal R&D projects are carried out at our primary R&D facility located in Vernon Hills, Illinois, and our other R&D facilities in Copiague, New York and Warminster, Pennsylvania.  The majority of product development activity takes place at our R&D facilities, while our manufacturing facilities provide support for the latter phases of product development and exhibit batch production.  We believe that having our own dedicated R&D facilities allows us to significantly increase the size of our product pipeline as well as shorten the time between project launch and filing with the FDA. We also utilize outside vendors for portions of R&D projects to take advantage of external capabilities and cost-efficiencies.  As of December 31, 2014, we had 107 full-time employees directly involved in product R&D activities.

We strategically partner with drug development and manufacturing companies throughout the world for the development of drug products that we believe will be complementary to our existing product offerings, but for which we may lack the expertise to develop or the capability, capacity, or cost-efficiencies to manufacture.  We may owe payments to these partners from time to time based on their achievement of milestones, up to and including launch of the product.  Our development partner is typically responsible for manufacturing or sourcing of the finished product, and receives a royalty or a profit split from the sales of the product.

R&D costs are expensed as incurred. Such costs amounted to $29.2 million, $19.9 million and $15.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and include both internal R&D expenses and milestone fees paid to our strategic partners.

We received 14 Abbreviated New Drug Application (“ANDA”) product approvals, one New Drug Application (“NDA”) product approval and two tentative ANDA approvals from the FDA in 2014; 2 approvals and 1 tentative approval in 2013 and 5 approvals in 2012.  During 2014, we submitted 23 new ANDA filings to the FDA, increasing the number of our ANDA filings currently under review by the FDA Office of Generic Drugs to 87 as of December 31, 2014, compared to 63 under review as of December 31, 2013 and 55 under review as of December 31, 2012. We plan to continue to regularly submit additional ANDA filings based on perceived market opportunities. For more information, see “Government Regulation.”

See “Government Regulation” and Item 1A. Risk Factors – “Our growth depends on our ability to timely develop and successfully market new pharmaceutical products.”

Mergers and Acquisitions. We actively seek to expand and enhance our business through strategic acquisitions.  We seek to acquire businesses assets and products that we believe complement our existing business and provide us opportunities for growth and synergies.  Below is a summary of our recent strategic acquisitions of companies and businesses. See Item 1A – “Risk Factors” for a description of risks that accompany our acquisition strategy.

Excelvision AG:

On July 22, 2014, our Luxembourg subsidiary, Akorn International S.à r.l., entered into a share purchase agreement with Fareva SA, to acquire all of the issued and outstanding shares of capital stock of Excelvision AG, a Swiss Company (“Excelvision”) for 21.7 million Swiss Francs (“CHF”), net of certain working capital amounts. Excelvision is a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products.

The acquisition was completed on January 2, 2015 upon payment of the previously-agreed to consideration, which equated to $25.9 million U.S. dollars, and was funded through available cash on hand. The consideration remains subject to a net working capital adjustment payable by the Company. The acquisition is intended to expand the Company’s manufacturing capacity.

VPI Holdings Corp. Inc. Acquisition:

On August 12, 2014, the Company completed an acquisition of VersaPharm Incorporated, a Georgia corporation (“VersaPharm”) for a total purchase price of approximately $433.0 million (the “VersaPharm Acquisition”), subject to net working capital adjustment. On May 9, 2014, the Company had entered into an Agreement and Plan of Merger (the “VP Merger Agreement”) to acquire VPI Holdings Corp. (“VPI”), the parent company of VersaPharm.

In connection with Federal Trade Commission (“FTC”) approval of the VersaPharm Acquisition, the Company entered into an agreement (the “Rifampin Divestment Agreement”) with Watson Laboratories, Inc. (“Watson”), a wholly owned subsidiary of Actavis plc, to divest certain rights and assets to the Company’s Rifampin injectable product, as further described below in Note 16 – “Business Combinations, Dispositions and Other Strategic Investments.” Under the terms of the disposition the Company received $1.0 million for the pending product rights and recorded a gain of $0.8 million in Other non-operating income, net in the year ended December 31, 2014 related to the divestment.

VersaPharm is a developer and marketer of multi-source prescription pharmaceuticals. VersaPharm markets its products to drug wholesalers, retail drug chains, pharmaceutical distributors, GPOs, hospitals, clinics and government agencies.

The VersaPharm Acquisition complements and expands the Company’s product portfolio by diversifying its offering to niche dermatology markets.  VersaPharm’s product portfolio, pipeline and development capabilities are complimentary to the Hi-Tech Pharmacal Co., Inc. (“HiTech”) acquisition, described below. Through which the Company acquired manufacturing capabilities needed for many of VersaPharm’s current and pipeline products. The VersaPharm Acquisition also enhances the Company’s new product pipeline as VersaPharm has significant R&D experience and knowledge and numerous in-process research and development (“IPR&D”) products are under active development.

The VersaPharm Acquisition was principally funded through a $445.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Incremental Term Loan”) entered into concurrent with completing the acquisition, and through available Company cash.

Hi-Tech Pharmacal Co., Inc., Acquisition:

On April 17, 2014, the Company completed its acquisition of Hi-Tech for a total purchase price of approximately $650.0 million (the “Hi-Tech Acquisition”). The acquisition was approved by the shareholders of Hi-Tech on December 19, 2013, and was approved by the FTC on April 11, 2014 following review pursuant to provisions of Hart-Scott Rodino Act (“HSR”).

In connection with the Hi-Tech Acquisition, the Company entered into an agreement (the “Divestment Agreement”) with Watson Laboratories, Inc., a wholly owned subsidiary of Actavis plc, to divest certain rights and assets, as further described below in Note 16, Business Combinations, Dispositions and Other Strategic Investments.

Hi-Tech is a specialty pharmaceutical company which develops, manufactures and markets generic and branded prescription and OTC products. Hi-Tech specializes in difficult to manufacture liquid and semi-solid dosage forms and produces and markets a range of oral solutions and suspensions, as well as topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gel products. Hi-Tech’s Health Care Products division is a developer and marketer of OTC products, and their ECR Pharmaceuticals subsidiary (“ECR”) markets branded prescription products, which was divested during the year ended December 31, 2014. Hi-Tech operates a manufacturing facility and corporate offices in Amityville, New York, and ECR maintains its corporate offices in Richmond, Virginia.

The Hi-Tech Acquisition complements and expands the Company’s product portfolio by diversifying its offerings to its retail customers beyond ophthalmics to other niche dosage forms such as oral liquids, topical creams and ointments, nasal sprays and otics. The Hi-Tech Acquisition is also expected to enhance the Company’s new product pipeline. Further, the Hi-Tech Acquisition adds branded OTC products in the categories of cough and cold, nasals, and topicals to the Company’s TheraTears® brand of eye care products, and provides additional domestic manufacturing capacity for the Company.

The Hi-Tech Acquisition was principally funded through a $600.0 million term loan entered into concurrent with the completion of the acquisition, and through Hi-Tech cash assumed through the acquisition.

Kilitch Acquisition:

On February 28, 2012, we acquired selected assets of Kilitch Drugs (India) Limited (“Kilitch”) pursuant to a Business Transfer Agreement (“BTA”) between our subsidiary, Akorn India Private Limited and Kilitch signed on October 6, 2011 (the “Kilitch Acquisition”).  We paid approximately $60.1 million in cash at closing, which included consideration of $55.2 million and acquisition-related costs of $4.9 million.  The primary assets acquired were Kilitch’s pharmaceutical manufacturing facility in Paonta Sahib, Himachal Pradesh, India and its ongoing contract manufacturing business.  We also acquired pursuant to the BTA selected assets of NBZ Pharma Limited, a company affiliated with Kilitch, from which we acquired the rights to manufacture and distribute certain pharmaceuticals products.  The Paonta Sahib facility currently manufactures pharmaceutical products primarily for contract customers in India and for export to unregulated markets.  Pursuant to the BTA we are working actively toward gaining FDA approval to manufacture certain of our product at the Paonta Sahib facility for export to the U.S.  See Item 1A. Risk Factors — “Failure to obtain regulatory certification of our manufacturing facility in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets, could impair our ability to grow and adversely affect our business, financial condition and results of operations” and “Risk Factor - Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results” for more information.

Business Development.  In addition to our acquisitions of companies, we also maintain a business development program that identifies potential product acquisition or product licensing opportunities. We have strategically focused our business development efforts on products that complement our existing product lines and which are expected to have few competitors. Below is a summary of our recent product acquisition or licensing transactions. See Item 1A—“Risk  Factors” for a description of risks that accompany our business development strategy.

Lloyd Products Acquisition:

On October 2, 2014, Akorn Animal Health, Inc., a wholly owned subsidiary of the Company, entered into a definitive product acquisition agreement with Lloyd, Inc., to acquire certain rights and inventory related to a suite of animal health injectable products (the “Lloyd Products”) used in pain management and anesthesia. The Company acquired the products for $16.1 million, funded through available cash paid at closing, and a contingent payment of $2.0 million, which becomes payable upon FDA approval of a supplement related to one of the acquired products. The purpose of the Lloyd Products acquisition is to expand the Company’s animal health product portfolio.

Xopenex Product Acquisition:

On October 1, 2014, the Company entered into a definitive product acquisition agreement with Sunovion Pharmaceuticals Inc., to acquire certain rights and inventory related to the branded product, Xopenex® Inhalation Solution (levalbuterol hydrochloride) (the “Xopenex Product”). The purchase price for the acquisition was $45.0 million, funded through available cash paid at closing, net of certain liabilities for product return reserves, rebates, and chargeback reserves, which were assumed by Oak Pharmaceuticals, Inc. (“Oak”), a subsidiary of Akorn, subject to a cap. The total cash paid at closing was $41.5 million

Xopenex® is indicated for the treatment or prevention of bronchospasm in adults, adolescents, and children 6 years of age and older with reversible obstructive airway disease. The purpose of the Xopenex Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals.

Zioptan Product Acquisition:

On April 1, 2014, the Company acquired from Merck, Sharp and Dohme Corp. (“Merck”) the U.S. NDA rights to Zioptan®, a prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, Sharp and Dohme Corp. (“Merck”). The total consideration at closing was $11.2 million. The purpose of the acquisition is to expand the Company’s product portfolio of branded prescription pharmaceuticals indicated for ophthalmology.

In connection with the acquisition, the Company entered into a master supply agreement with Merck whereby Merck will continue manufacturing Zioptan® for a transitional period.

Betimol Product Acquisition:

On January 2, 2014, the Company acquired the NDA rights to Betimol®, a prescription ophthalmic eye drop for the reduction of eye pressure in glaucoma patients, from Santen Pharmaceutical Co., Ltd., (“Santen”). The purpose of the Betimol Acquisition is to expand the Company’s product portfolio of branded prescription pharmaceuticals indicated for ophthalmology. The total consideration will be equal to 1.5 times the Company’s net sales of Betimol® in the first year following the acquisition. The Company paid a non-refundable amount of $7.5 million upon completing the acquisition and will pay any remaining amount 60 days following the first year post-acquisition. There is also a provision for a $2.0 million increase to the total consideration should net sales of Betimol® exceed a sizable threshold in any one of the first five years following the acquisition.

Upon completing the Betimol Acquisition, the Company entered into a supply agreement with Santen whereby Santen will continue manufacturing Betimol® for a transitional period.

Merck Products Acquisition:

On November 15, 2013, we acquired three ophthalmic products from Merck for $52.8 million in cash (the “Merck Products Acquisition”).  The products acquired were:
•	AzaSite® – (azithromycin ophthalmic solution), a prescription sterile eye drop solution used to treat bacterial conjunctivitis,
•
Cosopt® – (dorzolamide hydrochloride and timolol maleate ophthalmic solution), a prescription sterile eye drop solution that is used to lower the pressure in the eye (intraocular pressure) in patients with open-angle glaucoma or ocular hypertension; and

•	Cosopt® PF – a preservative-free prescription version of Cosopt®, supplied in sterile, single-use containers.

This acquisition expanded our line of prescription ophthalmic products to include additional branded products, and is expected to provide a platform to support future acquisitions and in-licensing of branded pharmaceuticals.  Upon entering into the product acquisition agreement, we entered into supply agreements with Merck and a third party to ensure continued supply of the three products.  The Merck Products Acquisition included our acquisition of a Merck subsidiary corporation, Inspire Pharmaceuticals, Inc. (“Inspire”), which was and continues to be the holder of the product rights to AzaSite®.

Lundbeck Products Acquisition:

On December 22, 2011, we acquired three NDAs from H. Lundbeck A/S (“Lundbeck”), a Denmark Corporation. On the date of closing of this acquisition (the “Lundbeck Acquisition”), we made an initial payment of $45.0 million and owed a subsequent milestone payment of $15.0 million in cash on the third anniversary of the closing date, which was paid in 2014.  The acquired portfolio consists of Nembutal®, a Schedule II controlled drug, Diuril® and Cogentin®. In addition, we paid approximately $4.6 million for Lundbeck’s existing inventory of the three acquired products.  This acquisition provided us with three branded, hospital injectables to add to our portfolio.

Patents, Trademarks and Proprietary Rights.  We consider the protection of our patents, trademarks and proprietary rights important to maintaining and growing our business.  Through our acquisitions, we have increased the number and importance of trademarks related to our products and product lines.  Through acquisitions, we also acquired rights to the trade names for the branded, prescription ophthalmic products AzaSite®, Betimol®, Cosopt® PF, and Zioptan®, respiratory product Xopenex®, as well as OTC eye care product TheraTears®. We are committed to maintaining and defending these trade names as they are important in supporting the success and growth of this business. In addition, we maintain and defend trademarks related to a number of internally-developed products, as well as others licensed from third parties.

We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate and advantageous to us.  The importance of these patents does not vary among our business segments.  We currently have eleven patents, none of which expire within the next three years.

We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See Item 1A. “Risk Factors —Our patents and proprietary rights may not adequately protect our products and processes” and “Third parties may claim that we infringe their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products” for more information.

Employee Relations. As of December 31, 2014, we had 1,277 permanent, full-time employees and 21 part-time or temporary employees in the United States and 367 permanent and 216 contract or temporary employees working for our subsidiary in India.  Of our full-time employees working in the U.S., 427 worked at our manufacturing facilities in Decatur, Illinois, 167 worked at our manufacturing facility in Somerset, New Jersey, 346 worked at our manufacturing facility in Amityville, New York, 55 were field-based salespersons, 13 were inside salespersons, 52 worked at our R&D facility in Vernon Hills, Illinois, 26 worked at our R&D facility in Warminster, Pennsylvania, 29 worked at R&D facilities acquired through the Hi-Tech acquisition, principally in Copiague, New York, and the remaining 162 worked in corporate support functions, including 124 at our principal corporate office in Lake Forest, Illinois, 13 in our other corporate office at Ann Arbor, Michigan, and 25 at our distribution facility in Gurnee, Illinois. We believe we have good relations with our employees.  None of our employees are represented by a collective bargaining agreement.

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

The companies that compete with our Prescription Pharmaceuticals segment include Actavis plc., Apotex Inc., Boehringer Ingelheim GmbH, Fresenius Kabi AG, Hikma Pharmaceuticals plc., Hospira Inc., Novartis International AG, Perrigo Company plc., Sun Pharmaceutical Industries Ltd., Teva Pharmaceutical industries Ltd., and Valeant Pharmaceuticals International, Inc., among others.  The Prescription Pharmaceuticals segment competes primarily on the basis of price and service.

The companies that compete with our Consumer Health segment include both generic and name brand companies such as Actavis plc., Johnson & Johnson, Perrigo Company plc., Pfizer Inc., and Valeant Pharmaceuticals International, Inc., among others. The Consumer Health segment competes primarily on the basis of price and service.

Suppliers and Customers. We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for ourselves and for the third parties with which we have contracted. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available from only a single source and, in the case of many of our ANDAs and NDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned. In addition, certain of the pharmaceutical products that we market are manufactured by third parties that serve as our only supplier of those products.  Any delays or failure of a contract manufacturing partner to supply finished goods timely or in adequate volume could impede our marketing of those products.

No supplier represented 10% or more of our purchases in 2014, 2013 or 2012.  See Item 1A. Risk Factors – “Many of the raw materials and components used in our products come from a single source” for more information.

In 2014, 2013 and 2012, a high percentage of our sales were to the three large wholesale drug distributors noted below.  These three wholesale drug distributors account for a large portion of our gross sales, net revenues and accounts receivable in both of our segments. The three large wholesale drug distributors are:

•	AmerisourceBergen Corporation (“Amerisource”);
•	Cardinal Health, Inc. (“Cardinal”); and
•	McKesson Corporation (“McKesson”).

On a combined basis, these three wholesale drug distributors accounted for approximately 77% of our total gross sales and 61% of our net revenue in the year ended December 31, 2014, and 86% of our gross accounts receivable as of December 31, 2014. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates, promotions and product returns (See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for more information).

The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014			2013			2012
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	38%	28%	46%	19%	14%	25%	19%	14%	29%
Cardinal	16%	14%	17%	23%	16%	26%	23%	17%	30%
McKesson	23%	19%	23%	16%	11%	12%	16%	11%	14%
Combined Total	77%	61%	86%	58%	41%	63%	58%	42%	73%

Amerisource, Cardinal and McKesson are key distributors of our products, as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. Generally speaking, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products either directly from us or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. Furthermore, Amerisouce, Cardinal and McKesson have recently entered into strategic alliances with Walgreens Company (now Walgreens Boots Alliance, Inc.), CVS Health Corporation and Rite Aid Corporation, respectively.  Since Walgreens, CVS Health and Rite-Aid are customers for several of our products, the loss of our distributor relationship with any of the three large wholesalers could result in a reduction to our revenues.

We consider our business relationships with Amerisource, Cardinal and McKesson to be in good standing and we currently have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A “Risk Factors –We depend on a small number of distributors, the loss of any of which could have a material adverse effect” for more information.

Backorders. As of December 31, 2014, we had approximately $19.2 million of products on backorder as compared to approximately $3.9 million of backorders as of December 31, 2013. We anticipate filling all open backorders during 2015.

Government Regulation. Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the FDA, the Drug Enforcement Administration (“DEA”), the FTC and other federal, state and local agencies. The Federal Food, Drug and Cosmetic Act (the “FDC Act”), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products that we manufacture and market. The FDA inspects drug manufacturers and storage facilities to determine compliance with its current Good Manufacturing Practices (“cGMP”) regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve NDAs and ANDAs and criminal prosecution. The FDA also has the authority to revoke approval of drug products.

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

        We are subject to periodic inspections by the FDA and the DEA.  Throughout the five year period ended December 31, 2014, there have been no product interruptions associated with regulatory inspection or related review activities.  The most recent inspections conducted during April and May of 2014 at our Somerset, New Jersey facility and May and June of 2014 at our Decatur, Illinois facility resulted in no regulatory actions.   The June 2014 FDA inspection of the Akorn India operation also resulted in no regulatory actions, and site status is pending confirmation from FDA.

DEA Regulation. We also manufacture and distribute several controlled-drug substances, the distribution and handling of which are regulated by the DEA. Failure to comply with DEA regulations can result in fines or seizure of product.  There were no DEA citations issued to us in 2014, 2013, or 2012.

Environment. We do not anticipate any material adverse effect from compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Foreign Sales. During 2014, 2013 and 2012, approximately $16.6 million, $27.3 million, and $29.4 million of our net revenue, respectively, was related to sales to customers in foreign countries.  The decline in foreign revenues in comparison to 2013 is primarily the result of reduced sales generated by AIPL, our subsidiary in India. Of our total foreign sales in 2014, 2013 and 2012, $7.2 million, $15.8 million and $16.7 million, respectively, were generated by AIPL, which exclusively sells product to customers in India and other unregulated world markets. The declining revenue generated by AIPL through the respective periods is principally the result of the Company’s decision to reduce revenues associated with comparatively low-margin contract manufacturing to focus on achieving U.S. FDA site approval. The Company’s worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations and seeks to adopt strategies responsive to changing economic and political conditions.

Seasonality and other Cyclical Sales Fluctuations. The majority of our products do not experience significant seasonality.  We do market certain prescription pharmaceutical and consumer health products for the treatment of allergies that typically generate higher sales volume in the warmer months as well as cough and cold products which typically generate higher sales volume in the colder months, but these products do not materially impact our overall sales trends. Additionally, we market various antidote products through our Prescription Pharmaceuticals segment, the sales of which are largely timed to the expiration of existing stock held by our ongoing customers.  In addition, since the fourth quarter of 2012 we have been a distributor of Tetanus and Diphtheria (“Td”) vaccines, which tends to generate higher sales in spring through fall.

Government Contracts. We maintain distribution contracts with the U.S. Federal Government (“Government”), including Veteran’s Administration among others. A number of these contracts allow the Government to terminate upon written notice. We do not believe that any single termination is likely or would be material to our operations.

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

Our growth and profitability is dependent on our ability to complete strategic acquisitions or to identify, acquire or develop, new products to market and distribute.

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

We may not achieve the anticipated benefits from our acquisitions and we may face difficulties in integrating them, which could adversely affect our operating results, increase costs and place a significant strain on our management.

If we fail to manage the integration of our domestic and international acquisitions and achieve expected synergies and revenue growth, our business could be disrupted and our operating results could be negatively impacted. The operating success of both our domestic and international acquisitions involves the integration of products, processes and personnel into our existing model. In addition, the integration of international acquisitions requires both establishing and training a local management team and overseeing the operations remotely, and can involve cultural, monetary and systems challenges. Our personnel, systems, procedures, or controls may not be adequate to support both our ongoing business and the acquired businesses. If any newly-acquired businesses or assets require a disproportionate share of our resources and management’s attention, our overall financial results may suffer.

Failure to obtain regulatory certification of our manufacturing facility in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets, could impair our ability to grow and adversely affect our business, financial condition and results of operations.

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

Further, our operations in India may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies; any reversal of India’s recent economic liberalization and deregulation policies; as well as social stability and political, economic or diplomatic developments affecting India in the future. In addition, India is known to have experienced governmental corruption to some degree and, in some circumstances, anti-bribery laws may conflict with some local customs and practices. As a result of our internal policies aimed at full compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws.

Our indebtedness reduces our financial and operating flexibility.

We have entered into various credit arrangements to fund certain of our operations and activities, principally business combinations. During the year ended December 31, 2014 we significantly increased our debt obligations through new term loans. As of December 31, 2014, our debt includes a $600.0 million Existing Term Loan Facility, a $445.0 million Incremental Term Loan Facility, and $87.5 million principal balance in our Convertible Senior Notes due 2016 (the “Notes”) and we also have available borrowing  capacity under our credit facilities (See “Item 7 - Management’s Discussion and Analysis of Financial Condition and  Results of Operations – Financial Condition and Liquidity” for definitions and descriptions of our Existing Term Loan  Facility, Incremental Term Loan Facility and Notes and our credit facilities).. A high level of indebtedness subjects us to a number of adverse risks. In particular, a significant portion of our current indebtedness has variable interest terms meaning we are subject to the risks associated with higher interest rates, and moreover, a high level of indebtedness may impair our ability to obtain additional financing in the future and increases the risk that we may default on our debt obligations. In addition, our current debt arrangements require that we devote a significant portion of our cash flows to service amounts outstanding under those debt arrangements. We also are subject to various covenants with respect to our indebtedness, including the obligation to meet certain defined financial ratios and our ability to pay distributions to our shareholders is restricted. Further, our indebtedness may restrict or otherwise impair our ability to raise additional capital through other debt financing, which could restrict our ability to grow our business. Our ability to meet our debt obligations, to comply with all required covenants, and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

We may not generate cash flow sufficient to pay interest and make required principal repayments on our Term Loans.

On April 17, 2014, upon completing the Hi-Tech Acquisition, we entered into a $600.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Existing Term Loan”) and on August 12, 2014, upon completing the VersaPharm Acquisition, we entered into a $445.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Incremental Term Loan”). These term loans significantly increased our debt obligations. The Existing Term Loan and Incremental Term Loan each bear interest at a variable rate at a margin above prime or LIBOR, at our election. In addition to our interest obligation, we are required to repay 0.25% of the principal balance quarterly, beginning with the second and first full quarter, respectively after entering into the loan agreements. The remaining outstanding balance under each of the Existing Term Loan and the Incremental Term Loan will be due and payable on April 17, 2021. If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our principal and interest payment obligations when those obligations are due, which would place us into default under the terms of the Existing Term Loan and the Incremental Term Loan. Such default would have a material adverse effect on our business, financial condition and results of operations. Further, our borrowings are secured by all or substantially all of the Company’s assets. If the Company defaults on its obligations under the Existing Term Loan or the Incremental Term Loans, the lenders may be able to foreclose upon its security interest and otherwise be entitled to obtain or control Company assets.

Our growth depends on our ability to timely develop and successfully market new pharmaceutical products.

Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. We may fail to meet our anticipated time schedule for the filing of ANDAs and NDAs or may decide not to pursue ANDAs or NDAs that we have already submitted or anticipate submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our strategic business alliance infrastructure. There can be no assurance that we or our strategic business alliance partners will successfully develop new pharmaceutical products or, if developed, that we will successfully commercialize these new pharmaceutical products. In addition, there can be no assurance that we will receive all necessary FDA approvals or that such approvals will not involve delays, which may adversely affect the commercial success of our products. Our failure to develop new products or to receive FDA approval of ANDAs or NDAs could have a material adverse effect on our business, financial condition and results of operations. Even if successfully developed and launched, no assurance can be given as to the actual size of the market for any product or the level of profitability and sales of the product.

Generic and off-patent pharmaceutical products are particularly susceptible to competition, substitution policies and reimbursement policies.

Our success depends, in part, on our ability to identify suitable branded pharmaceutical products to target for development of generic equivalents, determine or anticipate the dates when these branded pharmaceuticals are expected to come off patent, and time our product development activities accordingly so that we will be ready to manufacture and market our generic equivalent products at the most advantageous times. Generic pharmaceuticals must meet the same quality standards as branded pharmaceuticals, even though these equivalent pharmaceuticals are sold at prices that are significantly lower than branded pharmaceuticals. Generic substitution is regulated by the federal and state governments, as is reimbursement for generic drug dispensing. There can be no assurance that substitution will be permitted for newly approved generic drugs or that such products will be subject to government reimbursement. In addition, generic products developed by competing drug companies may render our generic products noncompetitive or obsolete, or may glut the market with competing products resulting in a reduction in sale price or market share for the generic products we sell. There can be no assurance that we will be able to consistently bring generic pharmaceutical products to market quickly and efficiently in the future. An increase in competition in the sale of generic pharmaceutical products or our failure to bring such products to market before our competitors could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to extensive government regulations that increase our costs, subject us to various obligations and could subject us to fines, prevent us from selling our products or prevent us from operating our facilities.

Various federal and state government agencies regulate virtually all aspects of our business. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record keeping, distribution, storage and advertising of our products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Noncompliance with applicable United States and/or state or local regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, recommendations by the FDA against governmental contracts and criminal prosecution. Any of these could have a material adverse effect on our business, financial condition and results of operations. New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, recall, replacement or discontinuation of certain products, additional record keeping procedures and expanded documentation of the properties of certain products and additional scientific substantiation. Such changes or new legislation could have a material adverse effect on our business, financial condition and results of operations.  Certain of the regulatory risks that we are subject to are outlined below.

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

We may be subject to governmental demands to continue production and marketing of certain products which we would otherwise not continue. We manufacture and sell drugs which include those identified as life-saving, essential or critical by the World Health Organization and other generic and branded drugs whose production or sale by the Company could be required by various governments or governmental agencies irrespective of the financial effects. Required production or sale of these products which we would otherwise not continue could affect our financial and operating flexibility.

We are subject to the Federal Drug Supply Chain Security Act ("DSCSA") that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.

We depend on a small number of distributors, the loss of any of which could have a material adverse effect.

A small number of large wholesale drug distributors account for a significant portion of our gross sales, net revenues and accounts receivable. The following three wholesalers – Amerisource, Cardinal and McKesson – accounted for approximately 77% of total gross sales and 61% of total net revenues in 2014, and 86% of gross trade receivables as of December 31, 2014. In addition to acting as distributors of our products, these three companies also distribute a broad range of health care products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for end users, could have a material adverse impact on our revenue and results of operations. In particular, Amerisource, Cardinal and McKesson have entered into strategic drug purchasing alliances with Walgreens Company (now Walgreens Boots Alliance, Inc.), CVS Health Corporation and Rite Aid Corporation, respectively.  The chain drugstores are customers for a number of our products.  Therefore, the loss of our relationship with any of the three large wholesalers would likely result in the loss of revenue from sales to these drugstore chains.  A change in purchasing patterns or inventory levels, an increase in returns of our products, penalties assessed against us for failure to supply or failure to maintain service levels, delays in purchasing products and delays in payment for products by one or more of these distributors also could have a material adverse impact on our revenue, results of operations and cash flows.

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

In June 2011, we issued $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes. As of December 31, 2014, $87.5 million principal balance of the Notes remains outstanding. The Notes require us to make semi-annual coupon interest payments of $2.1 million on June 1 and December 1 of each year until the Notes mature on June 1, 2016. If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our interest payment obligations when those obligations are due which would place us in default under the Indenture (as defined below). If a fundamental change (as defined in the Indenture) occurs, holders of the Notes may require us to repurchase their Notes. If we fail to repurchase the Notes when required, we will be in default under the Indenture.

We may need to obtain additional capital to continue to grow our business.

We may require additional funds in order to materially grow our business. We require substantial liquidity to implement long-term cost savings and productivity improvement plans, continue capital spending to improve our manufacturing facilities to increase capacity and support product development programs, meet scheduled term debt and lease maturities, to effect acquisitions and to run our normal business operations. We may seek additional funds through public and private financing, including equity and debt offerings. However, adequate funds through the financial markets or from other sources may not be available to us when needed or on favorable terms. Without sufficient additional capital funding, we may be required to delay, scale back or abandon some or all of our product development, manufacturing, acquisition, licensing and marketing initiatives, or operations. Further, such additional financing, if obtained, may require the granting of rights, preferences or privileges senior to those of the common stock and result in substantial dilution of the existing ownership interests of the common stockholders and could include covenants and restrictions that limit our ability to operate or expand our business in a manner that we deem to be in our best interest.

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

Our general business strategy may be adversely affected by volatile general economic conditions and, or, business environment. If equity and credit market conditions prove unfavorable, we may have difficulty obtaining desired debt or equity financing, or obtaining such financing may be more difficult, more costly, and more dilutive. A prolonged or profound economic downturn could result in adverse changes to product reimbursement, pricing or sales levels, which would harm our operating results. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. Moreover, our stock price may decline due to the volatility of the stock market and general economic conditions.

We have identified material weaknesses in our internal control over financial reporting. If our remedial measures are insufficient to address the material weaknesses, or if we otherwise fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

In connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, we concluded there were certain material weaknesses in internal control over financial reporting related to identified control deficiencies in respect of completeness and accuracy of data used in the determination of significant estimates and accounting transactions and the process in place to support the accurate and timely reporting of financial results and disclosures.  We also concluded that, as of December 31, 2014, we had inadequate controls in place to prevent or detect material errors in the financial statements of acquired subsidiaries, and an error was identified related to the chargeback reserve of Hi-Tech recognized at the acquisition date which requires the restatement of our condensed consolidated financial statements for the quarter and six-months ended June 30, 2014 and the nine months ended September 30, 2014. Note that we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, Hi-Tech’s and VersaPharm’s internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected or corrected on a timely basis.

We are working to remediate the material weaknesses.  With respect to validation of the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions, management intends to:

•	Conduct manual data validation procedures on certain reports related to gross to net adjustments and inventory.
•	Enhance the design of management review controls to increase the level of precision.
•	Establish a dedicated revenue accounting team focused primarily on significant gross to net revenue adjustments.
•
Ensure all systems relied upon in the financial reporting process are subject to Information Technology General Controls (ITGCs) which are intended to prevent system changes that could affect the completeness and accuracy of the data used.

With respect to timely and accurate filing of our financial results, management intends to:

•
Undertake a financial close process improvement project utilizing external consultants to identify efficiencies and enhance reporting capabilities as well as opportunities to reduce the incidence of errors.

•	Implement more robust accounting policies and work with consultants to streamline close activities and implement best practices.
•	Enhance communications between the accounting and tax groups to ensure timely and accurate tax considerations.
•	Deploy additional internal and/or external tax resources to allow for additional levels of management review controls.

 With respect to the financial statement of acquired subsidiaries, management intends to:

•	Evaluate the control environment of target acquisitions and acquired entities in a timely fashion to facilitate improvements in the subsidiary’s control environment within the year of acquisition.
•	Develop controls specifically designed to identify material errors within subsidiary financial statements.
•	Drive consistency in internal controls across all Akorn entities.
•	Deploy appropriate personnel with public company accounting experience at the subsidiary level, as needed.

Additionally, we plan on creating a new position to oversee accounting systems, administer and monitor ITGCs, coordinate between the Company’s accounting and information technology departments, identify opportunities to streamline and improve processes through greater automation, and plan to add personnel with internal controls and process improvement capabilities within the accounting function. Responsibilities will include designing internal controls and ensuring compliance, implementing global accounting policies and procedures, and implementing process improvements.

The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.

Although we plan to complete this remediation as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.  If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results.

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

       We rely in part on external third parties to manufacture certain of the products we sell. Currently, this risk is limited to several of our products. However, we expect this risk to become more significant as we receive approvals for new products to be manufactured through our strategic partnerships and as we seek additional growth opportunities beyond the capacity and capabilities of our current manufacturing facilities. If we are unable to obtain or retain third-party manufacturers for these products on commercially acceptable terms, we may not be able to distribute such products as planned. Further, no assurance can be given that the manufacturers we use will be able to provide us with sufficient quantities of our products to meet our needs or that the products supplied to us will meet our specifications. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Exercise of options, granting of restricted shares, or issuance of shares pursuant to our convertible debt, may have a substantial dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any stock options is in excess of the various exercise prices of such options, exercise of such options would have a dilutive effect on our common stock. As of December 31, 2014, holders of our outstanding options would receive 6.4 million shares of our common stock at a weighted average exercise price of $11.44 per share.

Our earnings per share will also be diluted if the average closing price of our common stock exceeds the conversion price (currently $8.76 per share) on our convertible Notes. The Notes became convertible for the quarter ending on June 30, 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012 and have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter.  During the year ended December 31, 2014, approximately $32.5 million of the Notes were converted by the holders while $87.5 million remain available for conversion.  If the Notes are surrendered for conversion, we have the option of satisfying all or a portion of our obligation in shares of our common stock, which could result in substantial dilution of the existing ownership interests of our common shareholders.

We have grown at a very rapid pace. Our inability to effectively manage or support this growth may have a material adverse effect on our business, financial position, results of operations and cash and could cause the market value of our common stock to decline.

We have grown very rapidly over the past year as a result of several acquisitions and increasing sales, and additional growth through acquisitions is possible in the future. This growth has put significant demands on our processes, systems, and people. We have made and expect to make further investments in additional personnel, systems, and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be significant. If we are unable to hire and/or retain qualified employees and/or if we do not effectively invest in systems and processes to manage and support our rapid growth and the challenges and difficulties associated with managing a larger, more complex business, and/or if we cannot effectively manage and integrate our increasingly diverse and global platform, there could be a material adverse effect on our business, financial position, results of operations and/or cash flow, and the market value of our common stock could decline.

Changes in healthcare law and policy changes may adversely affect our business.

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

The sales of our products depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations including PBMs and other health care-related organizations. We expect both federal and state governments in the U.S. and foreign governments to continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of healthcare while expanding individual healthcare benefits. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, PBMs and other third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments. All of these may harm our ability to market our products and generate profits.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. Pharmaceutical companies with patented brand products frequently sue companies that file applications to produce generic equivalents of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be not infringed, invalid, or unenforceable. When we or our development partners submit an ANDA to the FDA for approval of a generic drug, we and/or our development partners must certify either (i) that there is no patent listed by the FDA as covering the relevant brand product, (ii) that any patent listed as covering the brand product has expired, (iii) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent, or (iv) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted.

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

The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (i) successfully challenge our patents or proprietary rights; (ii) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed therefrom. Consequently, there can be no assurance that others will not independently develop pharmaceutical products similar to or rendering obsolete those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.  Additionally, our inability to successfully defend our existing patents against Paragraph IV challenges by competing drug companies could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2014, Dr. Kapoor beneficially owns approximately 30% of our common stock. As a result, Dr. Kapoor can strongly influence, and potentially control, the outcome of our corporate actions, including the election of our directors and transactions involving a change of control. This concentrated control limits other shareholders’ ability to influence corporate matters and, as a result, the Company may take actions that other shareholders do not view as beneficial. Further, decisions made by Dr. Kapoor with respect to his and his related parties’ ownership or trading of our common stock could have an adverse effect on the market value of our common stock and an adverse effect on our business.

We depend on key executive officers and must continue to attract and retain key personnel in order to compete successfully.

Our success depends, in part, on our ability to attract and retain key executive officers. The loss of one or more of our key executive officers could have a material adverse effect on our business, financial condition and results of operations.

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

        We currently have product liability insurance in the amount of $20,000,000 for aggregate annual claims with a $250,000 deductible per incident and a $1,250,000 aggregate annual deductible. However, there can be no assurance that such insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on our business, financial condition and results of operations.

The FDA may require us to stop marketing certain grandfathered drugs.

We market several generic prescription products which do not have formal FDA approvals because these products have been grandfathered into the provisions of the 1938 Federal FDC Act or the 1962 amendments to the Act. These products are non-application drugs that are manufactured and marketed without FDA-issued ANDAs or NDAs on the basis of their having been marketed by industry prior to the 1962 Amendments of the FDC Act.  We marketed nine such products during 2014, generating net sales revenue of $43.4 million. Of the nine products during 2014, two were approved through either an ANDA or an NDA prior to the filing of this Form 10-K.  Following enactment of the FDC Act in 1938, drugs on the market prior to that time were exempted or “grandfathered” and manufacturers were not required to file an NDA. Recently, FDA has increased its efforts to force companies to file and seek FDA approval for grandfathered products. Efforts have included issuing notices to companies currently manufacturing these products to cease its distribution of said products.

On October 2, 2012, we received a Warning Letter from the FDA citing that we were manufacturing Pilocarpine Hydrochloride Ophthalmic Solution (“PHOS”), a grandfathered drug, without an approved NDA. We fully cooperated with the FDA and discontinued selling PHOS. No enforcement action was initiated and no fines were assessed by the FDA against us and the loss of revenue associated with the discontinuation of PHOS was immaterial.  Further, in the second quarter of 2012, we filed an ANDA for PHOS, which is currently under review by the FDA.

If the FDA issues additional Warning Letters with respect one or more of our grandfathered products, we may be forced to discontinue marketing the affected products, which could have an adverse effect on our revenues and results of operations.

The FDA may authorize sales of some prescription pharmaceuticals on a non-prescription basis, which would reduce the profitability of our prescription products.

From time to time, the FDA elects to permit sales of some pharmaceuticals currently sold on a prescription basis without a prescription. FDA approval of the sale of our products without a prescription would reduce demand for our competing prescription products and, accordingly, reduce our profits.

We could experience business interruptions at our manufacturing facilities, which may have a material adverse effect on our business, financial position and results of operations.

We manufacture drug products at one international and three domestic manufacturing facilities. Any one or more of these facilities may be forced to shut down or may be unable to operate at full capacity as a result of hurricanes, tornadoes, earthquakes, storms and other extreme weather events as well as strikes, war, violent upheavals, terrorist acts and other force majeure events. For example, our manufacturing facility in Somerset, New Jersey was shut down for approximately two weeks in October and November 2012 as a result of power outages and related business disruptions caused by Superstorm Sandy. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship drug products to the market on a timely basis, which may have a material adverse effect on our business, financial position and results of operations.

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

Our U.S. operations are currently subject to the FCPA. We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. While we believe we have effective compliance programs in place to prevent violations of these laws, if our employees, third-party sales representatives or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We may issue preferred stock and the terms of such preferred stock may reduce the market value of our common stock.

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. Subject to certain limitations, our board of directors may authorize issuance of shares of preferred stock and the terms of such preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the market value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. We continue to seek capital for the growth of our business, and this additional capital may be raised through the issuance of preferred stock.

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

Charges to earnings resulting from acquisitions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Under generally accepted accounting principles (“GAAP”) business acquisition accounting standards, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flow:
•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;
•	impairment of goodwill or intangible assets, including acquired IPR&D;
•	amortization of intangible assets acquired;
•	a reduction in the useful lives of intangible assets acquired;
•
identification of or changes to assumed contingent liabilities, including, but not limited to, contingent purchase price consideration, income tax contingencies and other non-income tax contingencies, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our operations or to reduce our cost structure;
•	charges to our operating results resulting from expenses incurred to effect the acquisition;
•
changes to contingent consideration liabilities, including accretion and fair value adjustments. A significant portion of these adjustments could be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Such charges could cause a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of the common stock to decline.

As of December 31, 2014, we had recorded $278.8 million of goodwill on our consolidated balance sheet.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have two company-owned facilities in Decatur, Illinois.  The Wyckles Road facility, which consists of 76,000 square feet of building space located on 15 acres of land, is used for packaging, warehousing, distribution, and office space.  The Grand Avenue facility is a 65,000 square-foot manufacturing facility. We recently acquired less than one acre of land adjacent to the Grand Avenue facility which may be used for expansion.  Our Decatur facilities support our Prescription Pharmaceuticals and Consumer Health segments.

Through the merger with Hi-Tech during the year, we acquired seven buildings which support our Prescription Pharmaceuticals and Consumer Health segments with approximately 225,000 square feet which includes:
•	42,000 square foot facility dedicated to liquid and semi-solid production
•	28,000 square foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories
•	72,000 square foot facility used for the warehousing of finished goods which also houses our Health Care Products division
•	22,000 square foot facility with 4,000 square feet of office space and 18,000 square feet of warehouse space
•	8,000 square foot office building which is utilized for administrative functions
•	35,000 square foot facility with mixed office, laboratory and manufacturing space
•	18,000 square foot building located in Copiague, New York, which is used for research and development activities

Our wholly owned subsidiary, AIPL, owns and operates approximately 245,000 square feet of pharmaceutical manufacturing, warehousing and distribution facilities situated on approximately 14 acres of land in Paonta Sahib, Himachal Pradesh, India.  This facility manufactures drugs primarily for contract customers in India and for export to various unregulated world markets.

Our wholly owned subsidiary, Akorn (New Jersey) Inc. leases a 50,000 square-foot facility in Somerset, New Jersey pursuant to a seven-year lease agreement that began on August 1, 2010. This lease allows us the option to renew for up to four additional five-year periods beyond the initial expiration date of July 31, 2017.  The Somerset facility is used for drug manufacturing, research and development and administrative activities related to our Prescription Pharmaceuticals segment. Akorn (New Jersey) Inc. also leases a 6,600 square foot on-site warehouse which is subject to annual renewal at our option.

In connection with the acquisition of VersaPharm during the year, our wholly owned subsidiary, Clover Pharmaceuticals Corp, leased a research and development facility in Warminster, Pennsylvania for an initial term ending December 31, 2017 , with option to renew for an additional three years.  The Warminster facility is approximately 12,000 square feet and is used for drug R&D and administrative activities related to our Prescription Pharmaceuticals segment. As part of the VersaPharm acquisition, we also took over a lease of a warehouse and office space in Marietta, Georgia consisting of approximately 20,000 square feet and expiring May 31, 2016. All other leases maintained by VersaPharm and its subsidiaries prior to the acquisition have been terminated.

Our manufacturing facilities in Decatur, Illinois, Somerset, New Jersey and Amityville, New York are expected to be adequate to accommodate our current manufacturing needs.  We will gain additional capacity to support continued growth if our manufacturing facility in Paonta Sahib, India receives FDA approval to manufacture products for shipment to the U.S. market.

Our corporate headquarters and administrative offices consist of 34,000 square feet of leased space in an office building in Lake Forest, Illinois.  We maintain a leased space in Gurnee, Illinois, which was recently expanded by 38,000 square feet to a total of approximately 112,000 square feet, in order to accommodate our product warehousing and distribution needs.  Both the Lake Forest lease and the Gurnee lease extend through March 2018.  Our leased R&D facility located in Vernon Hills, Illinois was recently expanded by 4,000 square feet to a total of 23,000 square feet and is maintained pursuant to a seven-year lease expiring August 31, 2020.  Our subsidiary, AVR, maintains their corporate offices in a 3,200-square foot leased facility in Ann Arbor, Michigan.

Item 3. Legal Proceedings.

We are party to various legal proceedings and potential claims arising in the ordinary course of our business. Such legal proceedings include our Paragraph IV challenges to other drug manufacturers’ proprietary rights, and any counter-suits filed by such drug manufacturers in response.  The amount, if any, of ultimate liability with respect to legal proceedings involving the Company cannot reasonably be determined.  Despite the inherent uncertainties of litigation, at this time the Company does not believe that any such proceedings will have a material adverse impact on its financial condition, results of operations, or cash flows. Set forth below is a listing of potentially material legal proceedings of the Company, including its Hi-Tech, and VersaPharm subsidiaries in existence as of the date of filing this Form 10-K.

On September 11, 2013, the Attorney General of the State of Louisiana filed a lawsuit in Louisiana state court against Hi-Tech, and numerous other pharmaceutical companies, under various state laws, alleging that each defendant caused the state’s Medicaid agency to provide reimbursement for drug products that allegedly were not approved by the FDA and therefore allegedly not reimbursable under the federal Medicaid program. The state seeks unspecified damages, statutory fines, penalties, attorney’s fees and costs. On October 15, 2013, the defendants removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. Subsequently, the case was remanded to state court, where the case is in the initial discovery stage. The Company intends to vigorously defend against all claims in the lawsuit.

In May 2013, Inspire, a wholly owned subsidiary, received a Notice Letter that Mylan Pharmaceuticals, Inc (“Mylan”) filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for Azasite®.  On June 14, 2013, Insite, Merck, Inspire and Pfizer filed a complaint against Mylan and a related entity alleging that their proposed product infringes the listed patents.  The parties agreed to settle the matter and the case was dismissed by court order on March 4, 2015.

On September 12, 2012, Fera Pharmaceuticals, LLC (“Fera”) filed a civil complaint against the Company and certain individual defendants in the Supreme Court of New York. On October 15, 2012, the case was removed to the Federal District Court for the Southern District of New York, and subsequently, Fera filed an amended complaint. The complaint alleges, among other things, breach of manufacturing and confidentiality agreements, fraud in the inducement and misappropriation of the plaintiff’s trade secrets.  The Company intends to vigorously defend these allegations.  On January  13, 2015, the Company filed a counterclaim against Fera and certain affiliates  (Alfera  Pharmaceuticals,  LLC;  Feranda,  LLC;  Baci   007,   LLC;   and    Fera Holdings, LLC), as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations.  The case is in the discovery phase, and no trial date has been scheduled.

On June 8, 2012, plaintiff Mathew Harrison filed  a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and Hi-Tech. On May 16, 2012, plaintiff David Delre filed a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and Hi-Tech. Each complaint alleges, among other things, that their Sinus Buster ® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. Hi-Tech answered the complaints and asserted cross-claims against the other defendants. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Dynova has filed for bankruptcy. The case has now been settled by Hi-Tech with plaintiffs by Agreement dated December 16, 2013 and the Court approved the settlement by an Order dated November 10, 2014.

In April 2011, Inspire Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, acquired through a business combination on November 15, 2013, received a Notice letter from Sandoz, Inc. (“Sandoz”) providing notice that Sandoz filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for Azasite®.  On May 26, 2011, Merck, Insite Vision Incorporated and Pfizer filed a complaint against Sandoz and related entities in the district court of New Jersey alleging that their proposed product infringes the listed patents.  On October 4, 2013, the court issued judgment in favor of Inspire and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities.  Sandoz has appealed this decision.  The Company intends to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In August 2014, former Hi-Tech director and employee Reuben Seltzer delivered to the Company a demand letter in August 2014 alleging that the Company breached his employment agreement and improperly terminated Mr. Seltzer’s employment.  Mr. Seltzer further alleges that he is entitled to compensation in the approximate amount of $5.2 million.  The Company disputes these claims and intends to vigorously defend these allegations.

On March 4, 2015, putative class action plaintiff Solomon Yeung filed suit in the Federal District Court Northern District Illinois against Akorn, Inc., Rajat Rai, Timothy Dick and Bruce Kutinsky, alleging defendants violated Rules 10b-5 and 20(a) of the 1934 Exchange Act.  According to the complaint, certain financial and other related data related to certain Akorn subsidiaries could not be timely collected and compiled and Akorn would be unable to timely complete its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2014. The complaint also alleges that Akorn’s internal control over financial reporting was ineffective and material weaknesses existed relating to the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions and accurate and timely reporting of its financial results and disclosures in its Form 10-K. Plaintiff alleges that as a consequence, when Akorn announced on March 2, 2015 that it would need an extension to file an annual report for the year ending December 31, 2014, its stock dropped.  The Company and individual defendants dispute these claims and intend to vigorously defend these allegations.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers  of the Company

The following table identifies our current executive officers, the positions they hold, and the year in which they became an officer, as of March 17, 2015.  Our officers are appointed by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Year Became Officer

Raj Rai	Chief Executive Officer (“CEO”)	48	2009
Timothy A. Dick	Chief Financial Officer (“CFO”)	45	2009
Joseph Bonaccorsi	Senior Vice President, General Counsel, and Secretary (“General Counsel”)	50	2009
Bruce Kutinsky	Chief Operating Officer (“COO”)	49	2010
Steve Lichter	Executive Vice President, Pharmaceutical Operations	56	2015

Raj Rai.  Mr. Rai was appointed Interim Chief Executive Officer in June 2009, and appointed Chief Executive Officer in May 2010.  He had been appointed Strategic Consultant to the Special Committee of the Board in February 2009, following the departure of our former President and Chief Executive Officer.  Prior to joining Akorn, Mr. Rai was the President and CEO of Option Care, Inc., a leading provider of home infusion pharmacy and specialty pharmacy services, which was acquired by Walgreen Co. in August 2007.  Mr. Rai previously served on the board of directors of SeQual Technologies Inc.

Timothy A. Dick.   Mr. Dick was appointed Chief Financial Officer in June 2009. Most recently, he was Vice President, Operations Improvement & Analysis of Option Care, Inc., a division of Walgreen Co. Mr. Dick has previously held various leadership positions in the areas of financial planning, analysis, and acquisitions at Option Care, Inc.  Prior to joining Option Care, Inc. in September 2001, Mr. Dick held various management positions in finance and acquisitions with both Johnson & Johnson and Peace Health, a Seattle-based regional health care system.

 Joseph Bonaccorsi.  Mr. Bonaccorsi joined Akorn in 2009 as Senior Vice President, Secretary and General Counsel.  Mr. Bonaccorsi came to Akorn from Walgreen Co., where he served as Senior Vice President Mergers & Acquisition and Counsel for the Walgreens-Option Care Home Care division. Mr. Bonaccorsi joined Option Care, Inc. in 2002, where he served as Senior Vice President, General Counsel, Secretary and Corporate Compliance Officer through 2007. Prior to joining Option Care, Inc., he was in private law practice in Chicago, Illinois.  He received his BS degree from Northwestern University and his Juris Doctorate from Loyola University School of Law, Chicago.

Bruce Kutinsky, Pharm.D. Dr. Kutinsky joined Akorn in late 2009 as Senior Vice President of Corporate Strategy and was named President, Consumer Health Division following the Company’s acquisition of Advanced Vision Research, Inc. in May 2011.  In September 2012, Dr. Kutinsky was appointed to serve as Akorn’s Chief Operating Officer.  Before joining Akorn, Dr. Kutinsky was Vice President – Strategic Solutions for Walgreens.  Prior to that, Dr. Kutinsky served in various roles at Option Care from 1997 to 2007, most recent of which was as Executive Vice President, Specialty Pharmacy.  Dr. Kutinsky holds a Doctor of Pharmacy degree from the University of Michigan.

Steve Lichter, Mr. Lichter joined Akorn in early 2015 as Executive Vice President, Pharmaceutical Operations. Mr. Lichter joins Akorn from Abbott Laboratories, where he served in various leadership roles over 32 years, most recently as Corporate Vice President, Operations, for Abbott’s Established Pharmaceutical Division in Switzerland. In this role, Mr. Lichter was responsible for the division’s global supply chain operations including active and finished drug product manufacturing, procurement, manufacturing, engineering, and commercial operations. Mr. Lichter holds a B.S. in Business Management and an MBA from Northern Illinois University.

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

	High	Low
Year Ending December 31, 2015
1st Quarter (through February 27, 2015)	$55.86	35.45
Year Ended December 31, 2014
4th Quarter	$45.25	$33.16
3rd Quarter	39.48	31.34
2nd Quarter	33.31	20.52
1st Quarter	28.00	20.63
Year Ended December 31, 2013
4th Quarter	$26.16	$19.03
3rd Quarter	20.22	13.34
2nd Quarter	15.49	12.86
1st Quarter	14.70	12.44

As of February 27, 2015, there were 113,924,711 shares of our common stock outstanding, held by approximately 342 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on February 27, 2015 was $53.81 per share.

We did not pay cash dividends in 2014, 2013 or 2012 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we may be restricted or limited from making dividend payments pursuant to the terms of our financing arrangements with certain other financial institutions (see “Note 6 - Financing Arrangements”).

We did not repurchase any shares of our common stock during the years 2014, 2013 or 2012.

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

The graph below compares the cumulative shareholder return on our common stock with the NASDAQ Stock Market (U.S.) Index, and the Nasdaq Health Care Index (ticker symbol: ^IXHC) over the last five years through December 31, 2014.  The graph assumes $100 was invested in our common stock, as well as the two indices presented, at the end of December 2009 and that all dividends were reinvested during the subsequent five-year period.

Total Return Chart	2009	2010	2011	2012	2013	2014
NASDAQ Stock Market (U.S.) Index	100	117	115	133	184	209
NASDAQ Health Care Index (^IXHC)	100	110	115	147	230	296
Akorn, Inc. (AKRX)	100	339	621	746	1,375	2,022

Item 6. Selected Financial Data

The following table sets forth selected summary historical financial data.  We have prepared this table using our consolidated financial statements for the five years ended December 31, 2014, 2013, 2012, 2011 and 2010.  Our consolidated financial statements upon which the selected summary historical financial data is derived were audited by Ernst & Young LLP, independent registered public accounting firm, during each of the three years ended December 31, 2012, 2011 and 2010 and were audited by KPMG LLP, independent registered public accounting firm, during each of the two years ended December 31, 2014 and 2013.  This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

	Years Ended December 31,
	2014	2013	2012	2011	2010
(In thousands, except per share data)
Revenues	$593,078	$317,711	$256,158	$136,920	$86,409
Gross profit	297,590	171,904	148,692	79,689	42,465
Operating income	96,715	88,204	68,756	33,266	11,272
Interest and other non-operating income (expense)	(37,579)	(5,309)	(11,256)	8,040	10,704
Pretax income from continuing operations	59,136	82,895	57,500	41,306	21,976
Income tax provision (benefit) from continuing operations	23,288	30,533	22,122	(1,707)	152
Income from continuing operations	$35,848	$52,362	$35,378	$43,013	$21,824
Weighted average shares outstanding:
Basic	103,480	96,181	95,189	94,549	92,801
Diluted	123,110	113,898	110,510	103,912	99,250
PER SHARE:
Equity, per diluted share	$3.14	$2.28	$1.82	$1.52	$0.87
Income from continuing operations per share:
Basic	0.35	0.54	0.37	0.45	0.24
Diluted	0.34	0.46	0.32	0.41	0.22

Share Price: High	45.25	26.16	16.87	11.77	6.50
Low	20.52	12.44	10.52	4.87	1.27
BALANCE SHEET DATA:
Current assets	$494,329	$168,856	$158,707	$155,949	$73,613
Net property, plant & equipment	143,788	82,108	80,679	44,389	32,731
Total assets	1,906,901	431,805	369,565	307,145	111,116
Current liabilities	134,165	61,245	43,291	28,289	21,940
Long-term obligations, less current installments	1,385,985	110,380	125,193	120,648	2,424
Shareholders’ equity	386,751	260,180	201,081	158,208	86,752
CASH FLOW DATA:
Cash provided by operating activities	$30,918	$57,326	$26,244	$19,657	$12,282
Cash (used in) provided by investing activities	(966,541)	(66,874)	(75,501)	(95,034)	31,555
Cash provided by (used in) financing activities	972,308	3,118	6,366	117,716	(3,831)
Effect of changes in exchange rates	(183)	(173)	(290)	─	─
(Decrease)/increase in cash and cash equivalents	36,502	(6,603)	(43,181)	42,339	40,006

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Akorn, Inc. together with its wholly owned subsidiaries is a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals as well as animal and OTC consumer health products. We specialize in difficult-to-manufacture sterile and non-sterile dosage forms including: ophthalmics, injectables, oral liquids, otics, topicals, inhalants, and nasal sprays.

The Company through its Prescription Pharmaceuticals reportable segment manufactures and markets generic and branded prescription pharmaceuticals including ophthalmics, injectables, oral liquids, otics, topical, inhalants, and nasal sprays which span a broad range of indications.  In addition, through its Consumer Health reportable segment, the Company manufactures and markets animal health and OTC products, both branded and private label.  OTC products include a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

        We have identified two operating segments:

Prescription Pharmaceuticals – sales of generic and branded prescription pharmaceuticals including ophthalmics, injectables, oral liquids, otics, topicals, inhalants, and nasal sprays.

Consumer Health – sales of animal health and over-the-counter OTC products, both branded and private label.  OTC products include a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

Acquisitions:

In recent periods, we have completed several business, asset and product acquisitions, including the various acquisitions described below. As a result of purchase accounting, we generally only reflect the results of an acquired business from the date of acquisition, which significantly affects the comparability of our financial results from period to period.

We have made several recent acquisitions of businesses that we believe complement our existing business and strategy. On January 2, 2015, the Company completed the acquisition of Excelvision AG, a Swiss contract manufacturer specializing in ophthalmic products. The purchase price of this acquisition was 21.7 million CHF, net of certain working capital adjustments. On August 12, 2014, the Company completed the acquisition of VersaPharm Incorporated, a developer and marketer of multi-source prescription pharmaceuticals incorporated in the state of Georgia. The purchase price of this acquisition was approximately $433.0 million, subject to net working capital adjustments. On April 17, 2014, the Company completed the acquisition of Hi-Tech Pharmacal Co., Inc., a specialty pharmaceutical company which develops, manufactures and markets generic and branded prescription and OTC products. The purchase price of this acquisition was approximately $650.0 million.

Similarly, we have made several recent acquisitions of products and assets that we believe complement our existing product offerings. On October 2, 2014, the Company acquired certain rights and inventory related to a suite of animal health injectable products formerly owned by Lloyd, Inc. These products have uses in pain management and anesthesia. The purchase price of this product acquisition was $16.1 million. On October 1, 2014, the Company acquired certain rights and inventory related to the branded product Xopenex® Inhalation Solution. This product is indicated for the treatment or prevention of bronchospasm in adults, adolescents, and certain children with reversible obstructive airway disease. The purchase price of this product acquisition was $45.0 million. On April 12, 2012 and January 2, 2014, the Company acquired certain rights to Zioptan® and Betimol® respectively. Both products are prescription ophthalmic eye drops indicated for treatment of intraocular pressure. The purchase price of the Zioptan® product acquisition was $11.2 million. The purchase price of the Betimol® product acquisition will be 1.5 times the Company’s net sales of that product in the first year following its acquisition.

For a more detailed description of our recent company and product acquisitions, see “Item 1- Business - Mergers and Acquisitions.”

New Product Development:

        We increased the expansion of our product pipeline during 2014, as we submitted 23 new ANDAs to the FDA in the year, increasing to 87 the total number of filings under FDA review.  During 2014, we received FDA approval on 14 ANDAs, one NDA and two tentative ANDA approvals.  During the year, we also acquired two new R&D centers in Warminster, Pennsylvania and Copiague, New York to complement our Vernon Hills, Illinois center.  We continue to develop new products internally, as well as opportunistically partnering with other drug companies for products that we would not intend to manufacture ourselves.  R&D expense in 2014 was $29.2 million compared to $19.9 million in the prior year.

Revenue & Gross Profit:

Our revenue increased to $593.1 million in 2014, an increase of 86.7% over revenue of $317.7 million in 2013.  Of this $275.4 million increase, approximately $259.8 million or 94.3% was related to new products released, approved or acquired since the start of 2013.  The Hi-Tech and VersaPharm business combinations combined to account for $198.6 million of the revenue increase.  We also saw a $18.2 million increase in revenue from existing products, with $4.2 million of the change from increased volumes and $14.0 million from competitive pricing actions as we continue to increase our market penetration.  Our gross profit increased by $125.7 million, an increase of 73.1% over gross profit of $171.9 million in 2013. Our overall gross profit margin was 50.2% in 2014 compared to 54.1% in 2013.  The lower margin experienced in 2014, is primarily due to the effect of fees incurred due to competitive pricing actions during the year and inventory step-up amortization resulting from the various mergers and acquisitions of the Company in 2014.

RESULTS OF OPERATIONS

For the years 2014, 2013 and 2012, we have identified and reported operating results for two distinct business segments:  Prescription Pharmaceuticals and Consumer Health. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our chief operating decision maker, as defined in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, is our CEO.  Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information. During the year ended December 31, 2014, the Company acquired Hi-Tech and as a result, underwent a change in the organizational and reporting structure of the Company's reportable segments, establishing two reporting segments that each report to the Chief Operating Decision Maker (CODM), as defined in ASC Topic 280, Segment Reporting, and Chief Executive Officer (CEO), Raj Rai. Historical results for the years ended December 31, 2013 and 2012 have been restated in accordance with those reporting segments (See Note 12 – “Segment Information” for further discussion).

The following table sets forth amounts and percentages of total revenue for certain items from our Consolidated Statements of Comprehensive Income and our segment reporting information for the year ended December 31, 2014, with restated segment reporting information for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	2014		2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$542,846	91.5%	$279,911	88.1%	$223,881	87.4%
Consumer Health	50,232	8.5%	37,800	11.9%	32,277	12.6%
Total revenues	593,078	100.0%	317,711	100.0%	256,158	100.0%
Gross profit and gross margin percentage:
Prescription Pharmaceuticals	270,197	49.8%	151,182	54.0%	129,884	58.0%
Consumer Health	27,393	54.5%	20,722	54.8%	18,808	58.3%
Total gross profit	297,590	50.2%	171,904	54.1%	148,692	58.0%
Operating expenses:
Selling, general & administrative expenses	95,463	16.1%	53,508	16.8%	48,053	18.8%
Research and development expenses	29,199	4.9%	19,858	6.3%	15,858	6.2%
Amortization of intangibles	44,066	7.4%	7,422	2.3%	6,870	2.7%
Acquisition-related costs	32,147	5.4%	2,912	0.9%	9,155	3.6%
Operating income	$96,715	16.3%	$88,204	27.8%	$68,756	26.8%

Income from continuing operations	35,848	6.0%	52,362	16.5%	35,378	13.8%
Loss from discontinued operations	(503)	(0.1%)	—	—	—	—
Net income	$35,345	6.0%	$52,362	16.5%	$35,378	13.8%

COMPARISON OF YEARS ENDED DECEMBER 31, 2014 AND 2013

Our revenues were $593.1 million in 2014, an increase of $275.4 million, or 86.7%, as compared to 2013.  The increase in revenue was primarily due to the acquisitions completed during the year including two full quarters of Hi-Tech, which generated $176.9 million of revenue in the year, a full quarter of VersaPharm operations, which generated $21.7 million of revenue in the year and other product acquisitions. Of the remaining $76.8 million increase, $55.8 million was related to other acquisitions completed during the year and late in the prior year including AzaSite®, Cosopt® PF, Betimol®, Zioptan®, Xopenex®, and Lloyd’s, a $18.2 million increase related to existing products of which $4.2 million was volume related and $14.0 million was related to pricing increases, $5.4 million related to new or recently re-launched products and a $3.3 million increase in private label products, partially offset by a $5.9 million decline in yearly revenues due to products which were either divested or discontinued during the year. In addition, sales were impacted by fees incurred to effect competitive pricing actions on products such as Clobetasol Propionate of $52.2 million. Excluding the impact of these fees incurred to effect competitive pricing actions, net revenues during the year would have been $645.3 million.

In terms of reportable segments, 2014 revenues from our Prescription Pharmaceuticals segment were $542.8 million, an increase of $262.9 million, or 93.9%, over the prior year.  This increase was primarily related to acquisitions which generated $244.0 million of the change, sales of new and revived products, which accounted for $5.4 million of the increase, and increased sales of existing products which accounted for $19.4 million, principally due to price increases which resulted in $14.0 million of the change, partially offset by declining revenues from divested or discontinued products which reduced revenues by $5.9 million.  The Consumer Health segment revenues were $50.2 million, an increase of $12.4 million, or 32.9%, over the prior year.  Of the increase, $10.4 million was related to Consumer Health revenues generated through the acquisition of Hi-Tech, while $3.3 million of the remainder was due to increased sales of private label products, wholly generated through volume increases during the year, partially offset by a $1.3 million decline in existing business revenues.

Our 2014 revenues of $593.1 million was net of adjustments totaling $849.5 million for chargebacks and rebates, administration fees, returns, discounts and allowances, and coupons and advertising.  Chargeback and rebate expense for 2014 was $739.8 million, or 51.3% of gross revenue, compared to $183.4 million, or 34.7% of gross revenue, in 2013.  The $556.4 million increase in chargeback and rebate expense was due to the acquisitions and mergers completed during the year and the negative costs of costs of competitive pricing action for various products.  The increase in chargeback and rebate expense as a percentage of gross sales was attributable to fees incurred to effect competitive pricing actions taken on various products and higher overall chargeback and rebate expenses as a percent of gross revenues from the acquisitions and mergers consummated throughout the year.  Our products returns provision in 2014 was $20.0 million, or 1.4% of gross sales, compared to $5.0 million, or 0.9% of gross sales, in 2013.  The increase in percentage of returns to gross revenues was due to the product mix as a result of the acquisitions and mergers completed during the year.

Our consolidated gross profit for 2014 was $297.6 million, or 50.2% of revenue, compared to $171.9 million, or 54.1% of revenue, in 2013.  This $125.7 million, or 73.1%, increase in gross profit was principally due to our revenue growth from acquisitions entered into during the year.  The decrease in our overall gross profit margin was primarily due to fees incurred to effect competitive pricing actions on various products taken throughout the year and amortization of acquisition related inventory step-up. Additionally, shifts in product mix were also a contributing factor to the overall decrease in gross profit margin. Excluding the fees incurred to effect competitive pricing actions and inventory step-up amortization of $20.8 million experienced during the year gross profit would have been $368.4 million or 57.1% of adjusted net revenues of $645.3 million. The gross profit margin from sales of prescription pharmaceuticals was 49.8% in 2014 compared to 54.0% in 2013.  The decrease in the gross margin percentage was due to fees incurred to effect competitive pricing actions on various products throughout the year and shifts in the product mix to comparatively lower margin products.  The gross profit margin on consumer health sales was 54.5% in 2014 compared to 54.8% in the prior year.  This slight decrease was due to product mix shifts due to acquisitions and mergers consummated throughout the year.

Total operating expenses were $200.9 million in 2014, an increase of $117.2 million, or 140.0%, over the prior year, which was primarily due to the acquisitions entered into during the year and the additional costs associated with the operations of those businesses.

Selling, general and administrative (“SG&A”) expenses were $95.5 million in 2014, an increase of $42.0 million, or 78.4%, over the prior year expense of $53.5 million.  The increase included $28.4 million associated with the legacy business, principally the result of the requirement to accommodate the expanded product offering generated by the acquisitions entered into during the year, an increase of $10.4 million in SG&A expenses at Hi-Tech and a $3.2 million increase in SG&A expenses at VersaPharm.  Significant increases in the legacy business SG&A expenses in comparison to the prior year included a $10.8 million increase in wages and related costs and a $7.2 million increase in other SG&A expenses. As a percentage of sales, SG&A expenses declined to 16.1% compared to 16.8% in the prior year.

R&D expenses were $29.2 million in 2014, an increase of $9.3 million or 47.0% over the R&D expense of $19.9 million recorded in the prior year.  This increase was wholly related to the Hi-Tech and VersaPharm acquisitions and mergers consummated in 2014 which included R&D facilities in Copiague, New York and Warminster, Pennsylvania.  The Hi-Tech acquisition accounted for $8.0 million of the increase while the VersaPharm acquisition accounted for the remaining $1.3 million increase.

Amortization of intangibles consists of the amortization of NDA and ANDA drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through business combinations.  Amortization of intangibles was $44.1 million in 2014, compared to $7.4 million in 2013.  This increase of $36.6 million was wholly related to the acquisitions occurring during the year, principally Hi-Tech and VersaPharm.

We recorded $32.1 million of acquisition-related costs during 2014, compared to $2.9 million in 2013.  Of the current year expenses, $21.3 million was related to the Hi-Tech acquisition, $8.1 million was related to the VersaPharm acquisition, and $1.1 million was aggregated from the acquisitions of Betimol®, Zioptan®, Xopenex®, Lloyd’s, and ExcelVision during the year. In the prior year, acquisition-related expenses were primarily related to the Hi-Tech and Merck acquisitions.

Amortization of deferred financing costs totaled approximately $12.1 million in 2014, an increase of $11.3 million as compared to the $0.8 million recognized in 2013.  The increase in deferred financing fees expense in the year was wholly the result of the new debt instruments entered into during the year.

Total interest expense was $35.7 million in 2014, compared to $8.6 million in the prior year.  The increase in the year is primarily due to the addition of the Existing Term and Incremental Term loans entered into upon the consummation of the Hi-Tech and VersaPharm acquisitions, respectively. In 2014, we recorded non-cash interest expense of $4.9 million compared to $4.6 million of non-cash interest expense in the prior year.  Our non-cash interest expense was related to the original issue discount on our convertible notes.

We reported a net income of $35.3 million in 2014, or 6.0% of revenues, compared to net income of $52.4 million in 2013, or 16.5% of revenues. The $17.0 million decline in net income was primarily due to fees incurred to effect competitive pricing actions on Clobetasol Propionate and certain other products, increase in amortization of acquired Hi-Tech and VersaPharm intangible assets acquired, increase in acquisition-related costs, the amortization of Hi-Tech and VersaPharm inventory step-up and debt financing cost amortization, which more than offset the positive operating effect of the various acquisitions and our other business growth in the year and the $9.8 million gain from the product divestiture which occurred in the year ended December 31, 2014.

COMPARISON OF YEARS ENDED DECEMBER 31, 2013 AND 2012

        Our revenues were $317.7 million in 2013, an increase of $61.6 million, or 24.0%, compared to 2012.  This increase in revenue was primarily from increased sales of new and revived products, defined as products that we began selling during 2012 or 2013, which accounted for approximately $48.5 million of the increase.  Sales of existing products accounted for $12.0 million of the increase, with a $14.7 million increase related to volume gains being partially offset by a $2.7 million decline due to a slight reduction in average sale prices.  Business and product acquisitions accounted for an increase of $1.1 million, as new revenue from products acquired late in 2013 more than offset lower revenue from our subsidiary in India, in part due to weakening of the Indian rupee against the U.S. dollar.

        In terms of reportable segments, 2013 revenues from our Prescription Pharmaceuticals segment were $279.9 million, an increase of $56.0 million, or 25.0%, over the prior year.  This increase was primarily related to sales of new and revived products, with progesterone capsules and Td vaccine accounting for $28.5 million of the increase and the addition of the Merck products increasing revenues by an additional $1.6 million. The remaining fluctuation was related to increased sales of new and revived products which were wholly due to volume increases with overall prices in the segment decreasing slightly in relation to 2012. The Consumer Health segment revenues were $37.8 million, an increase of $5.5 million or 17.1%, over the prior year. The increase was principally the result of increases in OTC product sales of TheraTears® branded products and private label products, which accounted for $4.3 million of the increase, with the remainder resulting from increased sales of vet related products.

        Our 2013 revenues of $317.7 million was net of adjustments totaling $210.9 million for chargebacks and  rebates, administration fees, returns, discounts and allowances, and coupons and advertising.  Chargeback and rebate expense for 2013 was $183.4 million, or 34.7% of gross revenue, compared to $112.2 million, or 29.0% of gross revenue, in 2012.  The $71.2 million increase in chargeback and rebate expense was due to higher gross sales volume and increases in WAC for various products in 2013.  The increase in chargeback and rebate expense as a percentage of gross sales was attributable to an overall increase in the gap between WAC and contract price.  Our products returns provision in 2013 was $5.0 million, or 0.9% of gross sales, compared to $3.8 million, or 1.0% of gross sales, in 2012.  The slight decrease in percentage was due to favorable historical product return trends.

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

        The gross profit from sales of the Prescription Pharmaceuticals segment was $151.2 million or 54.0% in 2013 compared to $129.9 million or 58.0% in 2012.  Our sales growth in this segment was heavily weighted toward products that are manufactured by third parties and have profit sharing arrangements, resulting in a decrease in the overall gross profit margin of the segment.  Pricing pressures on certain existing products also contributed to the margin contraction.  The gross profit on Consumer Health segment sales was $20.7 million or 54.8% in 2013 compared to $18.8 million or 58.3% in the prior year.  This decrease in the gross profit margin was principally due to pricing pressure on certain products.

        Total operating expenses were $83.7 million in 2013, an increase of $3.8 million, or 4.7%, over the prior year.  Increases in SG&A expenses, R&D expenses and amortization of intangibles were partially offset by a decline in acquisition-related expenses.

SG&A expenses were $53.5 million in 2013, an increase of $5.4 million, or 11.4%, over the prior year expense of $48.1 million.  The $5.4 million increase included a $1.5 million increase related to expanding our sales force, an increase of $1.0 million in FDA fees and a $1.0 million increase in legal costs, including settlements.  As a percentage of sales, SG&A expenses declined to 16.8% compared to 18.8%, evidence of an improved leveraging of sales.

        R&D expenses were $19.9 million in 2013, an increase of $4.0 million over the R&D expense of $15.9 million recorded in the prior year.  This increase was related to the continued growth in our investment in R&D.  Among the largest components of the increase in expenses were a $1.0 million increase in R&D exhibit batch expenses and a $0.7 million increase in FDA fees.

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

We recorded $2.9 million of acquisition-related costs during 2013, compared to $9.2 million in 2012.  Of the current year expenses, $1.7 million was related to the Hi-Tech acquisition, $0.5 million was related to milestone achievement payments to the former owners of the business we acquired from Kilitch Drugs (India) Limited, and $0.7 million was related to the Merck Product Acquisition and other acquisition activities.  In the prior year, acquisition-related expenses were exclusively related to the Kilitch acquisition.

Amortization of deferred financing costs totaled approximately $0.8 million in both 2013 and 2012.  The expense in each year was related to amortizing the deferred financing costs related to our Notes and our BoA Facility.

        Total interest expense was $8.6 million in 2013, compared to $10.4 million in the prior year.  In 2013, we recorded non-cash interest expense of $4.6 million compared to $6.4 million of non-cash interest in the prior year.  Our non-cash interest expense was related to the debt discount on our Notes and to the change in fair value of our additional consideration of $15 million payable to Lundbeck A/S in December 2014 related to our acquisition of various injectable products in December 2011.  The year to year decline was primarily related to a decrease in interest accrued on the Lundbeck additional consideration.  Our net cash interest expense in each year principally consisted of interest payable on the Notes.

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

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

As of December 31, 2014, we had cash and cash equivalents of $70.7 million, which is $36.5 million higher than our cash and cash equivalents balance of $34.2 million as of December 31, 2013.  This increase in cash and cash equivalents was primarily related to positive operating cash flows for the year of $30.9 million and positive financing cash flows of $972.3 million resulting from the loans entered into during the year to finance the Hi-Tech and VersaPharm acquisitions, partially offset by investing cash outflows of $966.5 million relating to payments for the Hi-Tech and VersaPharm acquisitions, and other smaller acquisitions completed during the year and the effect of exchange rates on cash and cash equivalents of $0.2 million.  Our net working capital was $360.2 million at December 31, 2014, compared to $107.6 million at December 31, 2013, an increase of $252.6 million.

During 2014, we generated $30.9 million in cash flow from operations.  This positive operating cash flow was primarily the result of depreciation and amortization add-backs of $58.5 million, our net income of $35.3 million, a $25.3 million increase related to deferred tax assets, net, an increase in accrued expenses and other liabilities of $26.3 million, an add-back of amortization of inventory step-up acquired throughout the year of $20.8 million, an add-back of deferred financing costs of $12.1 million, and other aggregating operating cash inflows of $25.0 million,  partially offset by a $95.5 million increase in accounts receivable primarily due to a steep increase in revenues in the fourth quarter of 2014, $38.7 million related to excess tax benefits from stock compensation, a $15.3 million increase in ending inventories, and other aggregating operating cash outflows of $23.0 million.  In 2013, we generated $57.3 million in cash flow from operations.  This positive operating cash flow was primarily the result of our net income of $52.4 million and non-cash expenses of $19.2 million, partially offset by a $14.3 million increase in accounts receivable and a $3.8 million increase in inventory.

In 2014, we used $966.5 million of cash in investing activities.  Of this total, $910.6 million was used for the acquisition of Hi-Tech and VersaPharm, while $85.7 million was used for other product acquisitions, including $41.5 million used to acquire the Xopenex® products, and $44.3 million used to acquire other products including Zioptan®, Betimol® Lloyd’s products and others. Additionally, $29.6 million was used to acquire property, plant and equipment.  These uses of cash were partially offset by $59.4 million received in proceeds related to the disposition of assets sold during the year. In the prior year, we used $66.9 million cash in investing activities.  Of this total, $55.5 million was used for product acquisitions, including $52.8 million used to acquire three branded ophthalmic products from Merck, and $11.6 million was used to acquire property, plant and equipment.  These uses of cash were partially offset by $0.2 million received in distribution from our non-consolidated Akorn-Strides, LLC (the “Joint Venture Company”).

Financing activities generated $972.3 million in cash during 2014, which included $1,045.0 million generated from proceeds under borrowing arrangements related to the Hi-Tech and VersaPharm acquisitions and $55.7 million generated from stock option and warrant exercises, participation in the employee stock purchase plan (“ESPP”) and excess tax benefits from stock compensation, partially offset by $85.0 million in debt repayment related to existing VersaPharm debt acquired, $28.4 million in deferred financing costs paid during the year and $15.0 million related to the payment of contingent liabilities.   During 2013, we generated $3.1 million in cash, which included $6.1 million generated from stock option exercises and participation in the ESPP, partially offset by $3.0 million in debt financing costs.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, both in the U.S. and India.  Our cash obligations include the principal and interest payments due on our Existing Term Loan and Incremental Term Loans (as defined below and described throughout this report) and $87.5 million of the Notes due 2016, plus any amount we may borrow under the JPMorgan Facility. We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

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

Incremental Term Loan

Concurrent with the closing of its acquisition of VersaPharm, Akorn, Inc. and its wholly owned domestic subsidiaries (the “Akorn Loan Parties”) entered into a $445.0 million Incremental Facility Joinder Agreement (the “Incremental Term Loan Facility”) pursuant to a Loan Agreement (the “Incremental Term Loan Agreement”) dated August 12, 2014 between the Akorn Loan Parties as borrowers, certain other lenders, with JPMorgan Chase Bank, N.A. (“JPMorgan”), acting as administrative agent. The proceeds received pursuant to the Incremental Term Loan Agreement were used to finance the VersaPharm Acquisition, as further described below in Note 16, Business Combinations, Dispositions and Other Strategic Investments.

The Incremental Term Loan Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

The Incremental Term Loan Facility requires quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven (7) years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. To the extent the Incremental Term Loan Facility is refinanced within the first six (6) months of closing, a 1.00% prepayment fee will be due. As of December 31, 2014 outstanding debt under the Incremental Term Loan Facility was $443.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

Existing Term Loan

Concurrent with the closing of its acquisition of Hi-Tech the Akorn Loan Parties entered into a $600.0 million Term Facility (the “Existing Term Facility”) pursuant to a Loan Agreement dated April 17, 2014 (the “Existing Term Loan Agreement”) between the Akorn Loan Parties as borrowers, certain other lenders, with JPMorgan, acting as administrative agent. The Company may increase the loan amount up to an additional $150.0 million, or more, provided certain financial covenants and other conditions are satisfied. The proceeds received pursuant to the Existing Term Loan Agreement were used to finance the Hi-Tech Acquisition, as further described below in “Note 16 - Business Combinations, Dispositions and Other Strategic Investments.”

The Existing Term Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

The Existing Term Loan Agreement requires quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven (7) years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. As of December 31, 2014, outstanding debt under the term loan facility was $598.5 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

Interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans. Each such margin will decrease by 0.25% in the event Akorn’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. During an event of default, as defined in the Existing Term Loan Agreement, any interest rate will be increased by 2.00% per annum. Per the Existing Term Loan Agreement, the interest rate on LIBOR loans cannot fall below 4.50%.

Convertible Notes

On June 1, 2011, the Company completed an offering of $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016, which includes $20.0 million of Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by our indenture (the “Indenture”) with Wells Fargo Bank, National Association serving as trustee.  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115.3 million, after deducting underwriting fees and other related expenses.

The Notes have a maturity date of June 1, 2016 and pay interest at an annual rate of 3.50% semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2011.  The Notes are convertible into our common stock, cash or a combination thereof at an initial conversion price of $8.76 per share, which is equivalent to an initial conversion rate of approximately 114.1553 shares per $1,000 principal amount of Notes.  The conversion price is subject to adjustment for certain events described in the Indenture, including certain corporate transactions which will increase the conversion rate and decrease the conversion price for a holder that elects to convert its Notes in connection with such corporate transaction. The conversion price has not been adjusted as of the date of this Form 10-K.

The Notes may be converted at any time prior to the close of business on the business day immediately preceding December 1, 2015 only  under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2011, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price in effect on each applicable trading day; (2) during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes per $1,000 principal amount of Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; or (3) upon the occurrence of specified corporate events.  On or after December 1, 2015 until the close of business on the business day immediately preceding the stated maturity date, holders may surrender all or any portion of their Notes for conversion at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, at our option, cash, shares of our common stock, or a combination thereof.  We may not redeem the Notes prior to the maturity date.  If a fundamental change (as defined in the Indenture) occurs prior to the stated maturity date, holders may require us to purchase for cash all or a portion of their Notes. The Notes became convertible for the second quarter of 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter. During the year ended December 31, 2014, approximately $32.5 million of this convertible debt was converted at the holder’s request which resulted in an additional $1.0 million of expense recognized due to the conversions.

The Company recorded the following expenses in relation to the Notes during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Interest expense at 3.50% coupon rate	$4,105	$4,200	$4,200
Debt discount amortization	4,317	4,113	3,828
Deferred financing cost amortization	780	744	692
Loss on conversion	990	—	—
	$10,192	$9,057	$8,720

Credit Facilities:

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan acting as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”). Upon entering into the JPM Credit Agreement, the Company terminated its prior $60.0 million revolving credit facility with Bank of America, N.A., as further described below.

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

Unless cash dominion is exercised by the lenders in connection with the JPM Revolving Facility, the Company will be required to repay the JPM Revolving Facility upon its expiration five years from issuance, subject to permitted extension, and will pay monthly interest on the outstanding balance based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR”) or an adjusted LIBOR (“Eurodollar”), plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges) as follows:

Fixed Charge Coverage Ratio	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1 > 1.50 to 1.0	0.50%	1.50%
Category 2 > 1.25 to 1.00 but < 1.50 to 1.00	0.75%	1.75%
Category 3 < 1.25 to 1.00	1.00%	2.00%

In addition to interest on borrowings, the Company will pay an unused line fee of 0.25% per annum on the unused portion of the JPM Revolving Facility.

During an event of default, as defined in the JPM Credit Agreement, any interest rate will be increased by 2.0% per annum.

The JPM Revolving Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement. The financial covenants require the Akorn Loan Parties to maintain the following on a consolidated basis:

(a)
Minimum Liquidity, as defined in the JPM Credit Agreement, of not less than (a) $120.0 million plus (b) 25% of the JPM Revolving Facility commitments during the three month period preceding the June 1, 2016 maturity date of the Company’s $120.0 million of senior convertible notes; and

(b)	Ratio of EBITDA to fixed charges of no less than 1.00 to 1.00 (measured quarterly for the trailing 4 quarters).
The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries, and to otherwise replace letters of credit that were outstanding upon the termination of the Company’s prior revolving credit facility with Bank of America, N.A. At December 31, 2014, there were no outstanding borrowings and one outstanding letter of credit in the amount of approximately $1.2 million under the JPM Revolving Facility. Availability under the facility as of December 31, 2014 was approximately $148.8 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the continuation of the historic business activities of the Company and its subsidiaries. The Company was in full compliance with these financial covenants as of December 31, 2014.

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “BoA Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “BoA Lenders”) through which we obtained a $20.0 million revolving line of credit (the “BoA Facility”), which included a $2.0 million letter of credit facility.  On October 4, 2013, the parties entered into an amendment increasing the total loan commitment under the revolving credit agreement to $60.0 million.  The BoA Facility was scheduled to mature in March 2016.  We were permitted to early terminate the BoA Lenders’ commitments under the BoA Facility upon 90 days’ notice to the Agent at any time after the first year.

On April 17, 2014, concurrent with the Company entering into the JPM Credit Agreement, the Company and the Agent agreed to early terminate the BoA Credit Agreement, without penalty.

Warrants

Kapoor Warrants

During 2009, we granted various warrants to acquire our common stock (the “Kapoor Warrants”) to EJ Funds, LP (“EJ Funds”) and the Kapoor Trust, companies controlled by the Chairman of our Board of Directors, Dr. John N. Kapoor.  These warrants were issued in relation to the modification to various financing and other agreements, including the GE/EJ Credit Agreement, whereby our Chairman, through entities he controls, provided financing to the Company in its time of need.  Each of the Kapoor Warrants was scheduled to expire five years after its grant date.

On June 28, 2010, we entered into an Amended and Restated Registration Rights Agreement (the “Amended Agreement”) with Dr. Kapoor which modified certain terms related to our obligation to obtain and maintain registration of any shares issued pursuant to exercise of the Kapoor Warrants.  The Amended Agreement still requires us to use “commercially reasonable efforts” to file a registration statement pursuant to Rule 415 of the Securities Act of 1933 (“Registration Statement”) for any shares of common stock that may be issued under the applicable warrant agreements, and to maintain the continuous effectiveness of such Registration Statement.  However, the Registration Rights Agreement was amended to explicitly provide that in the event that we, after using good faith commercially reasonable efforts, are not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants will be deemed acceptable and a net cash settlement will not be required.

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

On April 10, 2014, the holder exercised all of his 7.2 million outstanding stock warrants. The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the year ended December 31, 2014.

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

On January 2, 2014 the Company acquired the U.S. NDA rights to Betimol® from Santen. The total consideration payable will equal 1.5 times the Company’s net sales of Betimol® in the first year following acquisition. The Company paid consideration of $7.5 million upon closing this transaction and expects to owe additional contingent consideration to Santen in the quarter ended March 31, 2015. This liability was initially recorded on our books at the discounted value of $4.0 million, which considers both the time value of money and the slight possibility that less than the full amount will ultimately become due. At December 31, 2014 the liability was $4.3 million.

As more fully described under “Item 2 – Properties”, we lease the facilities that we occupy in Marietta, Georgia; Gurnee, Illinois, Lake Forest, Illinois and Vernon Hills, Illinois, as well as in Ann Arbor, Michigan, Somerset, New Jersey, and Warminster, Pennsylvania.  We also lease various pieces of office equipment at these facilities, as well as at our manufacturing facilities in Decatur, Illinois and Amityville, New York.  Our remaining obligations under these leases are summarized in the table below.

As of December 31, 2014, our principal outstanding debt obligation was related to our Existing and Incremental term loans and our convertible notes.  We had no outstanding loans under our JPM Credit Agreement at December 31, 2014, or any time since we entered into this agreement on April 17, 2014.

The following table details our future contractual obligations as of December 31, 2014 (in thousands):

Description	Total	2015	2016	2017	2018	2019	2020 and beyond
4.5% Existing term loan due 2021	$598,500	$6,000	$6,000	$6,000	$6,000	$6,000	$568,500
Interest Payable – 4.5% existing term loan 2	166,709	27,203	27,004	26,656	26,382	26,108	33,356
4.5% Incremental term loan due 2021	443,888	4,450	4,450	4,450	4,450	4,450	421,638
Interest Payable – 4.5% Incremental term loan 2	123,644	20,176	20,028	19,770	19,567	19,364	24,739
3.5% convertible senior notes due 2016	87,525	—	87,525	—	—	—	—
Interest payable – 3.5% convertible notes	4,595	3,063	1,532	—	—	—	—
Contingent consideration – acquisitions	7,613	7,481	132	—	—	—	—
Inventory purchase commitments	6,664	6,664	—	—	—	—	—
Leases	11,140	2,806	2,836	2,579	873	494	1,553
Strategic partners – contingent payments 1	19,389	12,916	3,250	3,202	21	—	—
Total:	$1,469,667	$90,759	$152,757	$62,657	$57,293	$56,416	$1,049,786

1	Note the strategic partner payments include our best estimates regarding if and when various contingencies and market opportunities will occur in 2015 and beyond

2
Interest on borrowings under these facilities are variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR loans, and 3.50% for LIBOR loans with a minimum rate of 4.5%. The calculated interest payable amounts above assume the minimum rate of 4.5% across the term of the associated loan.

OFF BALANCE SHEET ARRANGEMENTS

        We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to Consolidated Financial Statements and are in accordance with U.S. GAAP.

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

Allowance for Chargebacks and Rebates

We enter into contractual agreements with certain third parties such as hospitals, group-purchasing and managed care organizations to sell certain products at predetermined prices. The parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

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

The recorded allowances reflect our current estimate of the future chargeback and rebate liability to be paid or credited to our wholesaler and other customers under the various contracts and programs. For the years ended December 31, 2014, 2013 and 2012, we recorded chargeback and rebate expense of $739.8 million, $183.4 million and $112.2 million, respectively. The allowances for chargebacks and rebates were $155.3 million and $12.9 million as of December 31, 2014 and 2013, respectively.  The current year increase in our allowance for chargebacks and rebates was primarily due to the merger and acquisitions and the effects of significant pricing increases on certain products occurring throughout the year ended December 31, 2014.

Allowance for Product Returns

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

For the years ended December 31, 2014, 2013 and 2012, we recorded a net provision for product returns of $20.0 million, $5.0 million and $3.8 million, respectively.  The year-over-year increases in the product returns provision was related to our increase in sales in the applicable periods, principally as a result of the Hi-Tech and VersaPharm acquisitions during the year ended December 31, 2014.  As of December 31, 2014 and 2013, our allowances for product returns were $44.6 million and $8.2 million, respectively.

Allowance for Coupons, Promotions and Co-Pay discount cards:

        We issue coupons from time to time that are redeemable against certain of our Consumer Health products. Upon release of coupons into the market, the Company records an estimate of the dollar value of coupons expected to be redeemed. This estimate is based on historical experience and is adjusted as needed based on actual redemptions. In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales of its products. Upon receiving confirmation that a promotion was run, the Company accrues an estimate of the dollar amount expected to be owed back to the retailer. This estimate is trued up to actual upon receipt of the invoice from the retailer. Additionally, the Company provides consumer co-pay discount cards for certain of its branded ophthalmic products, administered through outside agents to provide discounted products when redeemed. Upon release of the cards into the market, the Company records an estimate of the dollar value of co-pay discounts expected to be utilized. This estimate is based on historical experience and is adjusted as needed based on actual usage.

        For the years ended December, 31, 2014, 2013 and 2012, we recorded provisions for coupons, promotions and co-pay discount cards totaling $7.7 million, $4.5 million and $3.0 million, respectively.  As of December 31, 2014 and 2013, the balance in our reserve for coupons, promotions and co-pay discount cards was $1.2 million and $0.5 million, respectively.

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

For the year ended December 31, 2014 our net provision for doubtful accounts was $0.3 million, while in the years ended December 2013 and 2012, our net provisions for doubtful accounts were insignificant, equaling less than $0.1 million in each year.  As of December 31, 2014, we had $62.4 million of gross accounts receivable that was past due as a result of the cyclical timing of payments received from customers, of which $3.7 million was past due for greater than 60 days.

Allowance for Slow-Moving and Obsolete Inventory

Inventories are stated at the lower of cost (average cost method) or market. We maintain an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”).  For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon review of recent sales activity and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items/NRV.  For the years ended December 31, 2014, 2013 and 2012, we recorded a total provision for inventory obsolescence/NRV in cost of sales of $12.3 million, $2.1 million, and $2.4 million, respectively. The total allowance for inventory obsolescence/NRV was $21.2 million and $5.7 million as of December 31, 2014 and 2013, respectively.

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

        Acquisition-related costs are costs incurred by us to effect a business combination. We account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received.  During the years ended December 31, 2014, 2013 and 2012, we recorded acquisition-related costs of $32.1 million, $2.9 million and $9.2 million, respectively. Acquisition costs in 2014 were primarily related to change-in-control fees, merger and acquisition advisor fees, severance and other costs necessary to realize synergies.

Income Taxes

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

Intangible Assets

Our intangible assets consist primarily of goodwill, which is carried at initial value and subject to evaluation for impairment, in-process research and development, which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from one year to thirty years. The Company regularly assesses its intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows. If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

We recorded amortization expense of $44.1 million, $7.4 million, and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, in relation to our intangible assets.  Accumulated amortization was $82.2 million and $39.1 million at December 31, 2014 and 2013, respectively.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. We model the fair value of the reporting unit based on actual projected earnings and cash flows of the reporting unit. The goodwill of our Prescription Pharmaceuticals reporting unit and reportable segment relates to the Hi-Tech, VersaPharm and Kilitch Drugs (India) Limited acquisitions.  We performed a qualitative “step-zero” assessment of the goodwill of the Prescription Pharmaceuticals reporting unit goodwill as of October 1, 2014 and determined that the fair value of this operating segment exceeded its carrying value and, therefore, concluded that there was no impairment. The goodwill of our Consumer Health segment relates to our acquisitions of Hi-Tech and Advanced Vision Research, Inc. We conducted a qualitative “step-zero” assessment of the goodwill of our Consumer Health reporting unit on October 1, 2014 and determined that the fair value of this operating segment exceeded its carrying value and, therefore, concluded that there was no impairment.

Stock-Based Compensation

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2016 with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will be required to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for the fiscal year beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach, as permitted under the standard. Early adoption of the standard is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, which were not expected to have continuing cash flows should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 is effective for the Company beginning January 1, 2015. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.   ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends ASC 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits. The revised guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted.  Adoption of this guidance did not have a material impact on our financial statements or financial reporting.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2014, our principal debt obligations included the $600.0 million Existing Term Loan and a $445.0 million Incremental Term Loan. Interest on borrowings under these facilities are variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR loans, and 3.50% for LIBOR loans. Each such margin will decrease by 0.25% in the event the Company’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. As the interest rates on these facilities are variable they may expose the Company to interest rate risk on such borrowings. A 1/8% variance in interest rates would impact net income by approximately $1.3 million throughout the year.

As of December 31, 2014, we were party to the $150.0 million JPM Credit Agreement with JPMorgan providing for a revolving credit facility. Interest on borrowings under the JPM Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges), exposing us to interest rate risk on such borrowings. As of December 31, 2014 and throughout the year ended December 31, 2014, we had no outstanding loans under the JPM Credit Agreement. At December 31, 2014, we had one outstanding letter of credit under the JPM Credit Agreement for $1.2 million.

As of December 31, 2014, debt also included $87.5 million of the Notes due 2016. The Notes bear a fixed interest rate of 3.50%, with semi-annual interest payments due every June 1st and December 1st until maturity. Since the interest rate on this debt is fixed, we have no interest rate risk related to the Convertible Notes. Based on the closing price of our common stock at the end of 2014, the fair value of the Notes was approximately $360.9 million compared to their face value of $87.5 million as of December 31, 2014.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

We acquired the principal manufacturing facility and ongoing business of Kilitch, an Indian pharmaceutical company on February 28, 2012.  Accordingly, we are subject to foreign exchange risk based on changes in the exchange rate between U.S. dollars and Indian rupees.  Additionally, the business we acquired from Kilitch is itself subject to foreign exchange risk related to certain of its export sales to unregulated markets in Africa, Asia and elsewhere, which are typically denominated in U.S. dollars rather than the local currency, Indian rupees. The Company entered into three non-deliverable forward contracts in October 2013 to protect against unfavorable trends with regard to currency translation rates between U.S. dollars (“USD”) and Indian rupees (“INR”) for planned capital expenditures at AIPL, which all three matured and were redeemed during the year ended December 31, 2014.

Our financial instruments include cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Available for sale securities are stated at fair value adjusted for certain lock-up provisions which prevent us from selling until a set period of time has elapsed. As of December 31, 2014, we hold available for sale securities in shares of Nicox S.A. an international Company whose shares are publically traded on the Euronext Paris exchange, with a cost basis of $10.8 million which was initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate sale of underlying shares received. The fair value of these securities at December 31, 2014 was $8.4 million and the decline in value is due to declines in the share price of Nicox S.A. shares and $0.6 million of sales of shares not subject to the lockup provision. We monitor these investments for other than temporary declines in market value, and charge impairment losses to income when an other than temporary decline in value occurs.

At December 31, 2014, the bulk of our cash and cash equivalents balance was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in Part II, Item 8 of this Form 10-K.

INDEX:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akorn, Inc.

We have audited the accompanying consolidated balance sheets of Akorn, Inc. and subsidiaries (Akorn, Inc.) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years then ended. We also have audited Akorn, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Akorn, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, included in Item 9A (ii) of Akorn Inc.’s December 31, 2014 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Akorn, Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective controls over (1) the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions, (2) the accurate and timely reporting of the financial results and disclosures, and (3) the financial statements of acquired subsidiaries, have been identified and included in management’s assessment (Item 9A (ii)).  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Akorn, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Akorn, Inc. acquired Hi Tech Pharmacal Co, Inc. (Hi Tech), and VPI Holdings Corp. Inc. (VersaPharm) during 2014, and management excluded from its assessment of the effectiveness of Akorn, Inc.’s internal control over financial reporting as of December 31, 2014, Hi Tech’s and VersaPharm’s internal control over financial reporting associated with total assets of $254,257,000 and $13,801,000, respectively, and total revenues of $164,825,000 and $9,173,000, respectively, included in the consolidated financial statements of Akorn, Inc. as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Akorn, Inc. also excluded an evaluation of the internal control over financial reporting of Hi Tech and VersaPharm.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken or to be taken after December 31, 2014, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akorn, Inc.

We have audited the accompanying consolidated statements of comprehensive income, shareholders' equity and cash flows of Akorn, Inc. for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Akorn, Inc. for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP
Chicago, Illinois
March 1, 2013 except for Note 12 – Segment Information, as to which the date is
March 17, 2015

AKORN, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands,
 Except Share Data)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,680	$34,178
Trade accounts receivable, net	220,716	64,998
Inventories, net	131,310	55,982
Deferred taxes, current	33,480	7,945
Available for sale security, current	7,268	—
Prepaid expenses and other current assets	30,875	5,753
TOTAL CURRENT ASSETS	494,329	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	143,788	82,108
OTHER LONG-TERM ASSETS
Goodwill	278,774	29,831
Product licensing rights, net	704,218	115,900
Other intangibles, net	259,141	14,605
Deferred financing costs, net	21,560	5,676
Deferred taxes, non-current	3,020	1,643
Long-term investments	208	10,006
Other non-current assets	1,863	3,180
TOTAL OTHER LONG-TERM ASSETS	1,268,784	180,841
TOTAL ASSETS	$1,906,901	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$44,116	$22,999
Purchase consideration payable, current	7,481	14,728
Income taxes payable	1	1,459
Accrued royalties	13,041	6,004
Accrued compensation	13,467	7,692
Current maturities of long-term debt	10,450	—
Accrued administrative fees	27,774	2,544
Accrued expenses and other liabilities	17,835	5,819
TOTAL CURRENT LIABILITIES	134,165	61,245
LONG-TERM LIABILITIES
Long-term debt	1,114,481	108,750
Deferred tax liability, non-current	268,968	—
Lease incentive obligations and other long-term liabilities	2,536	1,630
TOTAL LONG-TERM LIABILITIES	1,385,985	110,380
TOTAL LIABILITIES	1,520,150	171,625
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 111,734,901 and 96,569,186 shares issued and outstanding at December 31, 2014 and 2013	351,235	239,235
Warrants to acquire common stock	—	17,946
Retained earnings	50,711	15,366
Accumulated other comprehensive loss	(15,195)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	386,751	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,906,901	$431,805

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)

	Year ended December 31,
	2014	2013	2012

REVENUES	$593,078	$317,711	$256,158
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	295,488	145,807	107,466
GROSS PROFIT	297,590	171,904	148,692

Selling, general and administrative expenses	95,463	53,508	48,053
Acquisition-related costs	32,147	2,912	9,155
Research and development expenses	29,199	19,858	15,858
Amortization of intangibles	44,066	7,422	6,870
TOTAL OPERATING EXPENSES	200,875	83,700	79,936
OPERATING INCOME	96,715	88,204	68,756

Amortization of deferred financing costs	(12,129)	(842)	(782)
Interest expense, net	(35,657)	(8,649)	(10,474)
Equity in earnings of unconsolidated joint venture	—	80	—
Bargain purchase gain	—	3,707	—
Gain from product divestiture	9,807	—	—
Other non-operating income, net	400	395	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	59,136	82,895	57,500
Income tax provision	23,288	30,533	22,122
INCOME FROM CONTINUING OPERATIONS	$35,848	$52,362	$35,378
Loss from discontinued operations, net of tax	(503)	—	—
CONSOLIDATED NET INCOME	$35,345	$52,362	$35,378
CONSOLIDATED NET INCOME PER COMMON SHARE:
Income from continuing operations, basic	$0.35	$0.54	$0.37
Loss from discontinued operations, basic	(0.01)	—	—
CONSOLIDATED NET INCOME, BASIC	$0.34	$0.54	$0.37

Income from continuing operations, diluted	$0.34	$0.46	$0.32
Loss from discontinued operations, diluted	(0.01)	—	—
CONSOLIDATED NET INCOME, DILUTED	$0.33	$0.46	$0.32

SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER COMMON SHARE:
BASIC	103,480	96,181	95,189
DILUTED	123,110	113,898	110,510

COMPREHENSIVE INCOME:
Consolidated net income	$35,345	$52,362	$35,378
Unrealized holding loss on available-for-sale securities, net of tax of $663	(1,124)	—	—
Foreign currency translation loss, net of tax of $877, $3,328 and $3,040 for the years ended December 31, 2014, 2013 and 2012, respectively	(1,704)	(6,463)	(5,904)
COMPREHENSIVE INCOME	$32,517	$45,899	$29,474

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014
(In Thousands)
			Warrants	Retained
			to acquire	Earnings	Other
	Common Stock		Common	(Accumulated	Comprehensive
	Shares	Amount	Stock	Deficit)	Loss	Total

BALANCES AT DECEMBER 31, 2011	94,938	$212,636	$17,946	$(72,374)	$—	$158,208
Consolidated net income	—	—	—	35,378	—	35,378
Exercise of stock options	806	1,511	—	—	—	1,511
Employee stock purchase plan issuances	71	368	—	—	—	368
Restricted stock awards	29	351	—	—	—	351
Stock-based compensation expense	—	6,681	—	—	—	6,681
Foreign currency translation loss	—	—	—	—	(5,904)	(5,904)
Excess tax benefit – stock compensation	—	4,488	—	—	—	4,488
BALANCES AT DECEMBER 31, 2012	95,844	$226,035	$17,946	$(36,996)	$(5,904)	$201,081
Consolidated net income	—	—	—	52,362	—	52,362
Exercise of stock options	630	2,634	—	—	—	2,634
Employee stock purchase plan issuances	61	588	—	—	—	588
Restricted stock awards	34	579	—	—	—	579
Stock-based compensation expense	—	6,471	—	—	—	6,471
Foreign currency translation loss	—	—	—	—	(6,463)	(6,463)
Excess tax benefit – stock compensation	—	2,928	—	—	—	2,928
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	$17,946	$15,366	$(12,367)	$260,180
Consolidated net income	—	—	—	35,345	—	35,345
Exercise of stock options	4,226	8,013	—	—	—	8,013
Employee stock purchase plan issuances	73	829	—	—	—	829
Restricted stock awards	16	1,188	—	—	—	1,188
Stock-based compensation expense	—	6,354	—	—	—	6,354
Foreign currency translation loss	—	—	—	—	(1,704)	(1,704)
Excess tax benefit – stock compensation	—	38,710	—	—	—	38,710
Unrealized holding loss on available-for-sale securities	—	—	—	—	(1,124)	(1,124)
Convertible note conversions	3,659	30,789	—	—	—	30,789
Exercise of warrants	7,192	26,117	(17,946)	—	—	8,171
BALANCES AT DECEMBER 31, 2014	111,735	$351,235	$—	$50,711	$(15,195)	$386,751

See notes to the consolidated financial statements.

AKORN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year ended December 31,
	2014	2013	2012

OPERATING ACTIVITIES:
Consolidated net income	$35,345	$52,362	$35,378
Loss from discontinued operations, net of tax	503	—	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	58,538	14,476	11,455
Amortization of deferred financing fees	12,129	842	782
Amortization of favorable (unfavorable) contracts	72	(1,905)	(635)
Amortization of inventory step-up	20,798	—	—
Non-cash stock compensation expense	7,542	7,050	7,032
Non-cash interest expense	4,871	4,634	6,436
Non-cash gain on bargain purchase	—	(3,707)	—
Gain from product divestiture	(9,807)	—	—
Deferred income taxes, net	25,293	2,091	67
Excess tax benefit from stock compensation	(38,710)	(2,928)	(4,488)
Non-cash settlement of product warranty liability	—	(1,299)	—
Equity in earnings of unconsolidated joint venture	—	(80)	—
Loss on extinguishment of debt	990	—	—
Gain on sale of available for sale security	(7)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(95,470)	(14,277)	(23,856)
Inventories, net	(15,262)	(3,797)	(15,447)
Prepaid expenses and other current assets	(13,180)	(648)	(5,689)
Trade accounts payable	11,024	1,975	4,489
Accrued expenses and other liabilities	26,249	2,537	10,720
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,918	57,326	26,244
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(987,802)	(55,482)	(55,047)
Proceeds from disposal of assets	59,361	—	—
Payments for other intangible assets	(8,532)	—	—
Purchases of property, plant and equipment	(29,568)	(11,642)	(20,454)
Distributions from unconsolidated joint venture	—	250	—
NET CASH USED IN INVESTING ACTIVITIES	(966,541)	(66,874)	(75,501)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	1,045,000	—	—
Proceeds under stock option and stock purchase plans	8,842	3,222	1,878
Payments of contingent acquisition liabilities	(15,000)	—	—
Debt financing costs	(28,366)	(3,032)	—
Proceeds from warrant exercises	8,171	—	—
Excess tax benefits from stock compensation	38,710	2,928	4,488
Debt repayment	(85,049)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	972,308	3,118	6,366
Effect of changes in exchange rates on cash and cash equivalents	(183)	(173)	(290)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,502	(6,603)	(43,181)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,178	40,781	83,962
CASH AND CASH EQUIVALENTS AT END OF YEAR	$70,680	$34,178	$40,781

See notes to the consolidated financial statements.

AKORN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Basis of Presentation

Business: Akorn, Inc. together with its wholly owned subsidiaries (“Akorn” or “Company”) is a specialty pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals as well as animal and over-the-counter (“OTC”) consumer health products. We specialize in difficult-to-manufacture sterile and non-sterile dosage forms including: ophthalmics, injectables, oral liquids, otics, topicals, inhalants, and nasal sprays.

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate office in Lake Forest, Illinois.  We operate pharmaceutical manufacturing facilities in Decatur, Illinois, Somerset, New Jersey, Amityville, New York, and Paonta Sahib, Himachal Pradesh, India, as well as a central distribution warehouse in Gurnee, Illinois, and an additional warehousing facility in Amityville, New York. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois, Copiague, New York, and Warminster, Pennsylvania, and we have other corporate offices in Ann Arbor, Michigan; Amityville, New York; and Gurgaon, India.

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

As of the year ended December 31, 2014 the Company was a 50% owner of a dormant joint venture, Akorn-Strides, LLC (the “Joint Venture Company”) (See Note 17 – Unconsolidated Joint Venture.).  The Company and its strategic partner each had equal voting rights and shared operational control.  Accordingly, the Company accounted for its investment in the Joint Venture Company using the equity method of accounting.  The Company’s proportionate share of the Joint Venture Company’s income had been recorded under the caption “Equity in earnings of unconsolidated joint venture” in the Company’s consolidated statements of operations.  The Joint Venture Company sold all of its abbreviated new drug application (“ANDA”) rights to Pfizer, Inc. in December 2010 and ceased operations during 2011.

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

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenues from product sales are recognized when title and risk of loss have passed to the customer.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when purchased to be cash and cash equivalents.  At December 31, 2014 and 2013, approximately $2.9 million and $2.7 million of cash held by our India operations as of those dates was restricted, and was reported within prepaid expenses and other current assets and other non-current assets, respectively.

Accounts Receivable: Trade accounts receivables are stated at their net realizable value.  The nature of the Company’s business involves, in the ordinary course, significant judgments and estimates relating to chargebacks, coupon redemption, product returns, rebates, discounts given to customers and allowances for doubtful accounts.  Depending on the products, the end-user customers, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, certain rebates, chargebacks and other credits are recorded as deductions to the Company’s trade accounts receivable.

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

As of December 31, 2014, the Company had a total of $62.4 million of past due gross accounts receivable, of which $3.7 million was more than 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its wholesaler customers and provides a specific reserve against known uncollectible items. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers, based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.  Accounts are written off once all reasonable collections efforts have been exhausted and/or when facts or circumstances regarding the customer (i.e. bankruptcy filing) indicate that the chance of collection is remote.

Advertising and Promotional Allowances to Customers: The Company routinely sells its consumer health products to major retail drug chains. From time to time, the Company may arrange for these retailers to run in-store promotional sales of the Company’s products. The Company reserves an estimate of the dollar amount owed back to the retailer, recording this amount as a reduction to revenue at the later of the date on which the revenue is recognized or the date the sales incentive is offered. When the actual invoice for the sales promotion is received from the retailer, the Company adjusts its estimate accordingly. Advertising and promotional expenses paid to customers are expensed as incurred in accordance with Accounting Standards Codification (“ASC”) 605-50, Customer Payments and Incentives.

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note 4 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items/NRV. For the years ended December 31, 2014, 2013 and 2012, the Company recorded a provision for inventory obsolescence/NRV of $12.3 million, $2.1 million, and $2.4 million, respectively. The allowances for inventory obsolescence were $21.2 million and $5.7 million as of December 31, 2014 and 2013, respectively.

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

At December 31, 2014, the Company established a reserve of $1.9 million related to R&D raw materials that are not expected to be utilized prior to expiration while at December 31, 2013, the Company had approximately $1.0 million in reserves for R&D raw materials. The entire balance of the R&D raw materials has been reserved, as the Company deemed it unlikely that the products would receive U.S. Food and Drug Administration (the “FDA”) approval far enough in advance of expiration to be sellable.

 Intangible Assets: Intangible assets consist primarily of goodwill, which is carried at its initial value, subject to evaluation for impairment, in-process research and development, which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, ranging from one (1) year to thirty (30) years.  Accumulated amortization was $82.2 million and $39.1 million at December 31, 2014 and 2013, respectively.  Amortization expense was $44.1 million, $7.4 million and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company regularly assesses its intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows.  If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company modeled the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. The Company performed its annual impairment test on October 1, 2014 and determined that the fair value of its reporting units are substantially in excess of its carrying value and, therefore, no impairment charge was necessary.

Changes in goodwill during the two years ended December 31, 2014 were as follows (in thousands):
Goodwill
December 31, 2012	$32,159
Acquisitions	─
Impairments	─
Foreign currency translation	(2,328)
December 31, 2013	$29,831
Acquisitions	260,911
Impairments	─
Dispositions	(11,454)
Foreign currency translation	(514)
December 31, 2014	$278,774

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2014 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (years)
Product licensing rights	$778,734	$(74,516)	$704,218	12.4
In-process research and development (“IPR&D”)	230,788	—	230,788	N/A – Indefinite lived
Trademarks	16,000	(1,721)	14,279	18.6
Customer relationships	6,427	(3,392)	3,035	11.0
Other intangibles	11,234	(879)	10,355	7.5
Non-compete agreements	2,409	(1,725)	684	1.4
	$1,045,592	$(82,233)	$963,359

Changes in intangible assets during the two years ended December 31, 2014 were as follows (in thousands):

	Product licensing rights	IPR&D	Trademarks	Customer relationships	Other intangibles	Non-compete agreements
December 31, 2012	$63,654	$—	$8,972	$5,588	$—	$2,171
Acquisitions	57,969	—	—	—	—	—
Amortization	(5,723)	—	(316)	(740)	—	(643)
Foreign currency translation	—	—	—	(210)	—	(217)
December 31, 2013	$115,900	$—	$8,656	$4,638	$—	$1,311
Acquisitions	668,457	230,788	6,500	300	11,234	—
Amortization	(39,761)	—	(877)	(1,934)	(879)	(615)
Dispositions	(40,378)	—	—	—	—	—
Foreign currency translation	—	—	—	31	—	(12)
December 31, 2014	$704,218	$230,788	$14,279	$3,035	$10,355	$684

The amortization expense of acquired intangible assets for each of the following five years will be as follows (in thousands):

Year ending December 31,	Amortization Expense
2015	$65,966
2016	65,739
2017	65,312
2018	65,108
2019	62,244

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives or lease terms. Depreciation expense was $14.5 million, $7.1 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The amortization of assets under capital leases is included within depreciation expense. The following table sets forth the average estimated useful lives of the Company’s property, plant and equipment, by asset category:

Asset category	Depreciable Life (years)
Buildings	30
Leasehold improvements	20
Furniture and equipment	7
Automobiles	5
Computer hardware and software	5

Net Income Per Common Share: Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and convertible securities using the treasury stock and if converted methods.  Anti-dilutive shares excluded from the computation of diluted net income per share for 2014, 2013 and 2012 include 735,000, 975,000 and 581,000 shares, respectively, related to options, warrants, and convertible securities.

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

-
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The market value of the Company’s forward contracts to hedge against changes in currency translation rates between U.S. dollars and Indian rupees was a Level 2 asset.

-
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The additional consideration payable related to the Company’s acquisition of three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (the “Lundbeck Acquisition”), a Denmark Corporation, on December 22, 2011 was a Level 3 liability, as are the additional consideration payable to Santen Pharmaceutical Co. Ltd. (“Santen”) in relation to the Company’s acquisition of the U.S. New Drug Application (“NDA”) rights to Betimol® on January 2, 2014, and the fair valuation of the available for sale investment held in shares of Nicox S.A.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$70,680	$70,680	$—	$—
Available-for-sale securities	8,391	—	—	8,391
Total assets	$79,071	$70,680	$—	$8,391

Purchase consideration payable	$7,613	$—	$—	$7,613
Total liabilities	$7,613	$—	$—	$7,613

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$34,178	$34,178	$—	$—
Foreign currency forward contracts	208	—	208	—
Total assets	$34,386	$34,178	$208	$—

Purchase consideration payable	$14,728	$—	$—	$14,728
Total liabilities	$14,728	$—	$—	$14,728

The carrying amount at December 31, 2014 of purchase consideration payable includes estimated consideration due to Santen related to the Company’s acquisition of U.S. NDA rights to Betimol® on January 2, 2014. The liability was initially discounted based on the Company’s assumed discount rate and revalued at December 31, 2014 using this same discount rate. The Company identified no events that would cause its calculated assumed discount rate to change between the acquisition date and December 31, 2014. The additional consideration contingently payable to Santen was initially estimated at $4.5 million discounted to $4.0 million based on a discount rate of 12.6%. The Company performed evaluations of the fair value of this liability at December 31, 2014 based on utilizing significant unobservable inputs and determined the fair value of this liability to be $4.3 million. The increase in fair value during the year ended December 31, 2014 of approximately $0.3 million has been recorded as non-cash interest expense within the Company’s consolidated statement of comprehensive income for the year ended December 31, 2014.

The remaining purchase consideration payable is principally comprised of net working capital amounts owed relating to the ECR and Watson Laboratories, Inc. (“Watson”) divestitures, at fair value as determined based on the underlying contracts and the Company’s subjective evaluation of the additional consideration.

As of December 31, 2014, the Company was carrying available for sale investments in shares of Nicox S.A. initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate sale of underlying shares received for the Company’s investment in an available for sale security or an approximately $1.7 million unrealized gain. During the year the Company sold $0.6 million of the available-for-sale security, realizing an immaterial gain, and due to declines in the share price of Nicox S.A. stock from the initial valuation, the Company recognized a $1.8 million unrealized loss as of the year ended December 31, 2014. The remaining $8.4 million of securities are still subject to certain lockup provisions and as such, the fair value of the investments is estimated using observable and unobservable inputs to discount for lack of marketability. (See Note 16 – Business Combinations, Dispositions and Other Strategic Investments)

The carrying amount at December 31, 2013 of the purchase consideration payable for the Lundbeck acquisition was initially determined based on the terms of the underlying contracts and the Company’s subjective evaluation of the likelihood of the additional purchase consideration becoming payable related to the Company’s obligation to pay additional consideration for the acquisition of selected assets from H. Lundbeck A/S (“Lundbeck”) on December 22, 2011.  The underlying obligation was long-term in nature, and therefore was discounted to present value based on an assumed discount rate.  The additional consideration of $15.0 million, contingently payable to Lundbeck on December 22, 2014, was initially discounted to $11.3 million based on a discount rate of 10.0%, and subsequently adjusted in final acquisition accounting to $11.6 million based on applying a 9.0% discount rate.  At December 31, 2013, the Company again evaluated the fair value based on utilizing significant unobservable inputs and derived a discount rate of 1.85%, determining that the appropriate discounted value was $14.7 million based upon the likelihood of achieving the underlying revenue targets and a derived cost of debt based on the remaining term. On December 22, 2014 the Company remitted final payment for the contingent purchase consideration due to Lundbeck of $15.0 million.

The Company entered into three non-deliverable forward contracts in October 2013 to protect against unfavorable trends with regard to currency translation rates between U.S. dollars (“USD”) and Indian rupees (“INR”) for planned capital expenditures at AIPL, which all three matured and were redeemed during the year ended December 31, 2014. The forward contracts were based on current and future anticipated investment in AIPL, the Company’s subsidiary in India. These forward contracts include projected currency translation rates between INR and USD. Any difference between the actual and projected foreign currency translations rates on the respective settlement dates would result in payment from the counterparty to the Company, or vice versa, as the case may be. As all of the contracts matured during the year ended December 31, 2014, the Company realized a $0.7 million gain in fair value during the year ended December 31, 2014 as Other non-operating income in its consolidated statements of comprehensive income.

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

On June 28, 2010, the Company and Dr. Kapoor entered into an Amended and Restated Registration Rights Agreement (the “Amended Agreement”) which modified certain terms related to the Company’s obligation to obtain and maintain registration of any shares issued pursuant to exercise of the Kapoor Warrants.  The Amended Agreement still requires the Company to use “commercially reasonable efforts” to file a registration statement pursuant to Rule 415 of the Securities Act of 1933 (“Registration Statement”) for any shares of common stock that may be issued under the applicable warrant agreements, and to maintain the continuous effectiveness of such Registration Statement until the earliest of: (i) the date no shares of the Company’s common stock qualify as registrable securities, (ii) the date on which all of the registrable securities may be sold in a single transaction by the holder to the public pursuant to Rule 144 or a similar rule, or (iii) the date upon which the John N. Kapoor Trust Dated September 20, 1989 (the “Kapoor Trust”) and EJ Funds, LP (“EJ Funds”) have transferred all of the registrable securities.  However, the Registration Rights Agreement was amended to provide that in the event the Company, after using its good faith commercially reasonable efforts, is not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants will be deemed acceptable and a net cash settlement will not be required. The Amended Agreement further provides that the term “commercially reasonable efforts” in such instance shall not mean an absolute obligation of the Company to obtain and maintain registration.

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

On April 10, 2014, the holder exercised all of the approximately 7.2 million outstanding stock warrants. The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the year ended December 31, 2014.

Stock-Based Compensation: Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. Treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, if necessary, if actual forfeitures differ from initial estimates.

Note 3 — Accounts Receivable, Sales and Allowances

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

With the exception of the provision for doubtful accounts, which is reflected as part of selling, general and administrative expense, the provisions for the following customer reserves are reflected as a reduction of revenues in the accompanying consolidated statements of comprehensive income. The ending reserve balances are included in trade accounts receivable, net in the Company’s consolidated balance sheets.

Net trade accounts receivable consists of the following (in thousands):

	December 31,
	2014	2013
Gross accounts receivable	$445,027	$88,165
Less reserves for:
Chargebacks and rebates	(155,297)	(12,882)
Product returns	(44,644)	(8,164)
Discounts and allowances	(22,691)	(1,644)
Advertising and promotions	(1,217)	(452)
Doubtful accounts	(462)	(25)
Trade accounts receivable, net	$220,716	$64,998

For the years ended December 31, 2014, 2013 and 2012, the Company recorded the following adjustments to gross sales (in thousands):

	Year ended December 31,
	2014	2013	2012
Gross sales	$1,442,537	$528,574	$386,582
Less adjustments for:
Chargebacks and rebates	(739,760)	(183,403)	(112,244)
Product returns	(20,006)	(5,001)	(3,783)
Discounts and allowances	(31,178)	(8,464)	(6,074)
Administrative fees	(50,786)	(9,471)	(5,293)
Advertising, promotions, and other	(7,729)	(4,524)	(3,030)
Revenues, net	$593,078	$317,711	$256,158

The annual activity in the Company’s allowance for customer deductions accounts for the three years ended December 31, 2014 is as follows (in thousands):

	Returns	Chargebacks & Rebates	Discounts	Doubtful Accounts	Advert. & Promotions	TOTAL
Balance at December 31, 2011	6,846	5,949	743	99	386	14,023
Provision	3,783	112,243	6,074	(82)	2,063	124,081
Charges processed	(2,220)	(104,740)	(5,455)	13	(1,864)	(114,266)
Balance at December 31, 2012	$8,409	$13,452	$1,362	$30	$585	$23,838
Provision	5,001	183,403	8,464	(5)	4,524	201,387
Charges processed	(5,246)	(183,973)	(8,182)	—	(4,657)	(202,058)
Balance at December 31, 2013	$8,164	$12,882	$1,644	$25	$452	$23,167
Provision	20,006	739,760	31,178	346	7,729	799,019
Additions from acquisitions	29,172	29,593	5,161	88	311	64,325
Charges processed	(12,698)	(626,938)	(15,292)	3	(7,275)	(662,200)
Balance at December 31, 2014	$44,644	$155,297	$22,691	$462	$1,217	$224,311

Note 4 — Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2014	2013
Finished goods	$64,442	$22,886
Work in process	4,335	3,883
Raw materials and supplies	62,533	29,213
	$131,310	$55,982

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value.  The activity in the allowance for excess, obsolete, and net realizable value inventory account for the two years ended December 31, 2014 was as follows (in thousands):

	Years Ended December 31,
	2014	2013
Balance at beginning of year	$5,700	$6,819
Provision	12,275	2,089
Additions from acquisitions	8,220	—
Charges	(5,016)	(3,208)
Balance at end of year	$21,179	$5,700

Note 5 – Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Land	$9,323	$2,606
Buildings and leasehold improvements	63,846	46,281
Furniture and equipment	112,708	76,536
	185,877	125,423
Accumulated depreciation	(68,093)	(54,470)
	117,784	70,953
Construction in progress	26,004	11,155
	$143,788	$82,108

At December 31, 2014 and 2013, property plant and equipment carrying a net book value of $25.6 million and $21.1 million, respectively, was located outside the United States.

Note 6 — Financing Arrangements

Incremental Term Loan

Concurrent with the closing of its acquisition of VersaPharm Incorporated (“VersaPharm”), Akorn, Inc. and its wholly owned domestic subsidiaries (the “Akorn Loan Parties”) entered into a $445.0 million Incremental Facility Joinder Agreement (the “Incremental Term Loan Facility”) pursuant to a Loan Agreement (the “Incremental Term Loan Agreement”) dated August 12, 2014 between the Akorn Loan Parties as borrowers, certain other lenders, with JPMorgan Chase Bank, N.A. (“JPMorgan”), acting as administrative agent. The proceeds received pursuant to the Incremental Term Loan Agreement were used to finance the acquisition of VersaPharm, a Georgia corporation (“VersaPharm Acquisition”).

The Incremental Term Loan Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

The Incremental Term Loan Facility requires quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven (7) years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. To the extent the Incremental Term Loan Facility is refinanced within the first six (6) months of closing, a 1.00% prepayment fee will be due. As of December 31, 2014 outstanding debt under the Incremental Term Loan Facility was $443.9 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

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

For the year ended December 31, 2014, the Company recorded interest expense of $7.8 million in relation to the Incremental Term Loan Agreement.

As of December 31, 2014, in connection with entering into the $445.0 million Incremental Term Loan Agreement, the Company capitalized $10.9 million in deferred financing fees. Approximately $1.8 million of this total represented loan commitment fees which were amortized to expense during the year ended December 31, 2014. The $1.8 million of loan commitment fees amortized in the year ended December 31, 2014 consisted of $1.7 million in commitment fee amortization and $0.1 million in ticking fees. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Incremental Term Loan Agreement.

Existing Term Loan

Concurrent with the closing of its acquisition of Hi-Tech (the “Hi-Tech Acquisition”) Akorn Loan Parties entered into a $600.0 million Term Facility (the “Existing Term Facility”) pursuant to a Loan Agreement dated April 17, 2014 (the “Existing Term Loan Agreement”) between the Akorn Loan Parties as borrowers, certain other lenders, with JPMorgan, acting as administrative agent. The Company may increase the loan amount up to an additional $150.0 million, or more, provided certain financial covenants and other conditions are satisfied. The proceeds received pursuant to the Existing Term Loan Agreement were used to finance the Hi-Tech Acquisition.

The Existing Term Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

The Existing Term Loan Agreement requires quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven (7) years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. As of December 31, 2014 outstanding debt under the term loan facility was $598.5 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

Interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans. Each such margin will decrease by 0.25% in the event Akorn’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. During an event of default, as defined in the Existing Term Loan Agreement, any interest rate will be increased by 2.00% per annum. Per the Existing Term Loan Agreement, the interest rate on LIBOR loans cannot fall below 4.50%.

For the year ended December 31, 2014, the Company recorded interest expense of $19.4 million in relation to the Existing Term Loan.

As of December 31, 2014, in connection with entering into the $600.0 million Existing Term Loan, the Company capitalized $20.3 million in deferred financing fees. Approximately $7.4 million of this total represented loan commitment fees, of which $7.4 million was amortized to expense during the year ended December 31, 2014. The $7.4 million of loan commitment fees amortized in the year ended December 31, 2014 consisted of $5.0 million in ticking fees and $2.4 million in commitment fee amortization. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

JPMorgan Credit Facility

On April 17, 2014, the Akorn Loan Parties entered into a Credit Agreement (the “JPM Credit Agreement”) with JPMorgan acting as administrative agent, and Bank of America, N.A., as syndication agent for certain other lenders (at closing, Bank of America, N.A. and Wells Fargo Bank, N. A.) for a $150.0 million revolving credit facility (the “JPM Revolving Facility”). Upon entering into the JPM Credit Agreement, the Company terminated its prior $60.0 million revolving credit facility with Bank of America, N.A., as further described below.

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

In addition to interest on borrowings, the Company will pay an unused line fee of 0.25% per annum on the unused portion of the JPM Revolving Facility.

During an event of default, as defined in the JPM Credit Agreement, any interest rate will be increased by 2.0% per annum.

The JPM Revolving Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement. The financial covenants require the Akorn Loan Parties to maintain the following on a consolidated basis:
(a)
Minimum Liquidity, as defined in the JPM Credit Agreement, of not less than (a) $120.0 million plus (b) 25% of the JPM Revolving Facility commitments during the three month period preceding the June 1, 2016 maturity date of the Company’s senior convertible notes.

(b)	Ratio of EBITDA to fixed charges of no less than 1.00 to 1.00 (measured quarterly for the trailing 4 quarters).

As of December 31, 2014 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries, and to otherwise replace letters of credit that were outstanding upon the termination of the Company’s prior revolving credit facility with Bank of America, N.A. At December 31, 2014, there were no outstanding borrowings and one outstanding letter of credit in the amount of approximately $1.2 million under the JPM Revolving Facility. Availability under the facility as of December 31, 2014 was approximately $148.8 million.

The JPM Credit Agreement places customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities of the Akorn Loan Parties in a manner designed to protect the collateral while providing flexibility for growth and the historic business activities of the Company and its subsidiaries.

Convertible Notes

On June 1, 2011, the Company closed on an offering of $120.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2016 (the “Notes”) which included $20.0 million in aggregate principal amount of the Notes issued in connection with the full exercise by the initial purchasers of their over-allotment option. The Notes are governed by the Company’s indenture with Wells Fargo Bank, National Association, as trustee (the “Indenture”).  The Notes were offered and sold only to qualified institutional buyers.  The net proceeds from the sale of the Notes were approximately $115.3 million, after deducting underwriting fees and other related expenses.

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

The Notes became convertible for the quarter ending on June 30, 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter. During the year ended December 31, 2014, approximately $32.5 million of this convertible debt was converted at the holder’s request which resulted in an additional $1.0 million of expense recognized due to the conversions.

The Notes are not listed on any securities exchange or on any automated dealer quotation system, but are traded on a secondary market made by the initial purchasers.  The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.

As of December 31, 2014, the Notes were trading at approximately 412.4% of their face value, resulting in a total market value of $360.9 million compared to their face value of $87.5 million.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company's common stock at conversion, as defined in the Indenture.  As of December 31, 2014, the Company's common stock closed at $36.20 per share, resulting in a pro forma conversion value for the Notes of approximately $361.7 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

The Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.  The application of ASC 470-20 resulted in the recognition of $21.3 million as the value for the equity component.  This amount was offset by $0.8 million of equity issuance costs, as described below, and both were affected by the conversion of $32.5 million notes as documented above.  At the dates indicated, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	December 31,
	2014	2013
Carrying amount of equity component	$14,930	$20,470
Carrying amount of the liability component	82,543	108,750
Unamortized discount of the liability component	4,982	11,250
Unamortized debt financing costs	901	2,034

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

During the years ended December 31, 2014, 2013 and 2012, the Company recorded the following expenses in relation to the Notes (in thousands):

	2014	2013	2012
Interest expense at 3.50% coupon rate	$4,105	$4,200	$4,200
Debt discount amortization	4,317	4,113	3,828
Deferred financing cost amortization	780	744	692
Loss on conversion	990	—	—
	$10,192	$9,057	$8,720

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

Aggregate cumulative maturities of long-term obligations commencing in 2015 are:

(In thousands)	2015	2016	2017	2018	Thereafter
Maturities	$10,450	$97,975	$10,450	$10,450	$1,000,588

Bank of America Credit Facility

On October 7, 2011, the Company and its domestic subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “BoA Credit Agreement”) with Bank of America, N.A. (the “Agent”) and other financial institutions (collectively with the Agent, the “BoA Lenders”) through which it obtained a $20.0 million revolving line of credit, which included a $2.0 million letter of credit facility. On April 17, 2014, concurrent with the Company entering into the JPM Credit Agreement, the Company and the Agent agreed to early terminate the BoA Credit Agreement, without penalty.

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

Diluted net income per share assumed the principal amount of the convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method. For the year ended December 31, 2014, the earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSAs, (iii) warrants that are in-the-money, and (iv) shares potentially issuable upon conversion of the Notes.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	2014	2013	2012
Income from continuing operations used for basic earnings per share	$35,848	$52,362	$35,378
Convertible debt income adjustments, net of tax	5,825	—	—
Income from continuing operations adjusted for convertible debt as used for diluted earnings per share	$41,673	$52,362	$35,378
Income from continuing operations per share:
Basic	$0.35	$0.54	$0.37
Diluted (1)	$0.34	$0.46	$0.32
Loss from discontinued operations, net of tax	$(503)	$—	$—
Loss from discontinued operations, net of tax per share:
Basic	$(0.01)	$—	$—
Diluted	$(0.01)	$—	$—

Shares used in computing income (loss) per share:
Weighted average basic shares outstanding	103,480	96,181	95,189
Dilutive securities:
Stock options and unvested RSAs	4,234	4,516	4,289
Stock warrants	1,874	6,702	6,564
Shares issuable on conversion of the Notes (2)	13,522	6,499	4,468
Total dilutive securities	19,630	17,717	15,321

Weighted average diluted shares outstanding	123,110	113,898	110,510

(1)
Due to a change in the expectation that management may settle all future note conversions solely through shares in the year and quarter ended December 31, 2014, the diluted income from continuing operations per share calculation includes the dilutive effect of convertible debt and is offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $5.8 million, after-tax for the year ended December 31, 2014.

(2)
Shares issuable on conversion of the Notes for the year ended December 31, 2014 have increased in comparison to the fiscal years ended December 31, 2013 and 2012 due to stock appreciation which underlies the shares issuable on conversion of the notes and the Company’s change in practice on October 1, 2014 to more likely than not settle future note conversions solely through shares as we are now utilizing the if-converted method for convertible debt conversion obligations.

Note 8 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $3.3 million, $2.9 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term.  Rent escalations are recorded on a straight-line basis over the lease term.  The Company’s main operating leases for its Lake Forest and Gurnee facilities have original terms of ten years.  The Lake Forest facility lease allows for a five-year renewal at the option of the Company.

The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating and capital leases in place as of December 31, 2014 (in thousands):

Year ending December 31,
2015	$2,569
2016	2,532
2017	2,230
2018	769
2019	466
2020 and thereafter	3,182
Total	$11,748

Through the acquisition of VersaPharm during 2014, our wholly owned subsidiary Clover Pharmaceuticals Corp. leased a research and development facility in Warminster, Pennsylvania for an initial term ending December 31, 2017 , with option to renew for an additional 3 years. Monthly rent at the Warminster facility is approximately $11,000 for 12,000 square feet and is used for drug research and development and administrative activities related to our Prescription Pharmaceuticals segment. As part of the VersaPharm acquisition, the Company also took over a lease of a warehouse and office space in Marietta, Georgia consisting of approximately 20,000 square feet and terminated effective August, 2016 with monthly rent of approximately $10,000. All other leases maintained by VersaPharm and its subsidiaries prior to the acquisition have been terminated.

On December 1, 2012, the Company entered into a lease for a new R&D center in Vernon Hills, Illinois which was expanded during the year ended December 31, 2014.  This lease extends through April 30, 2020, and obligates the Company to pay monthly rent of approximately $15,000, plus proportionate real estate taxes and common area maintenance.  Prior to moving its R&D activities to Vernon Hills, Illinois, the Company had leased space for its R&D activities within the Illinois Science & Technology Park in Skokie, Illinois.  This lease commenced on February 1, 2010, and extended through its early termination date of February 1, 2014.  Upon vacating the Skokie space shortly after moving R&D operations to Vernon Hills, Illinois, the Company accrued to expense its remaining obligations under the Skokie lease.

On July 27, 2010, the Company, through its wholly owned subsidiary, Akorn (New Jersey), Inc., an Illinois corporation, entered into a seven-year building lease agreement (the “Original Somerset Lease”) with Veronica Development Associates, a New Jersey general partnership, extending the Company’s occupancy of its 50,000 square foot manufacturing facility located at 72-6 Veronica Avenue, Somerset, New Jersey. This lease commenced on August 1, 2010 and continues through July 31, 2017. Under terms of the new lease, base rent was initially set at $38,801 per month, subject to periodic cost of living adjustments. In addition to base rent, the Company is obligated to pay its proportionate share of estimated property taxes, assessments and maintenance costs. The lease agreement contains a renewal provision allowing the Company the option to renew for up to four additional five-year periods upon providing written notice of its intention to renew at least six months prior to termination of the original lease or any renewal period. Furthermore, on January 24, 2011 the Company entered into an additional lease in Somerset for approximately 6,600 square feet of warehousing space to store various pharmaceutical products (the “Somerset Warehouse Lease”). The monthly lease was set at $3,300 per month, subject to similar period cost of living adjustments and other proportionate costs as the Original Somerset Lease. The lease agreement is set for annual renewal at the option of the Company and has been renewed until at least January 31, 2016.

On March 3, 2010, the Company entered into an eight-year sub-lease agreement with a related party, EJ Financial Enterprises, Inc. (“EJ Financial”), for their sub-lease of a portion of the Company’s corporate offices in Lake Forest, Illinois.  John N. Kapoor, Ph.D., Chairman of the Company’s Board of Directors, is the President of EJ Financial.  This sub-lease commenced on April 1, 2010.  Per the terms of the sub-lease agreement, EJ Financial will pay monthly base rent plus a proportionate share of common area maintenance costs.   The Company and EJ Financial agreed to early terminate this agreement, and the sub-lease was terminated in July 2012 at which time the space was retrofitted for corporate purposes.  EJ Financial paid the Company approximately $240,000 in rent and common area maintenance fees during the shortened term of this sub-lease.

Note 9 — Stock Options, Employee Stock Purchase Plan and Restricted Stock

Stock Option Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options to eligible employees, officers and directors.  Under the 2003 Stock Option Plan, 2,519,000 options were granted, none of which remained outstanding as of December 31, 2011.  On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan was an amendment and restatement of the 2003 Stock Option Plan and provides the Company with the ability to grant other types of equity awards to eligible participants besides stock options. Starting on May 27, 2005, all new awards were granted under the Amended 2003 Plan.  The aggregate number of shares of the Company’s common stock initially approved for issuance pursuant to awards granted under the Amended 2003 Plan was 5,000,000.  On August 7, 2009, the Company’s stockholders voted to increase this figure to 11,000,000 at the recommendation of the Company’s Board of Directors, and on December 31, 2011 voted to increase the available shares by another 8,000,000, to a final total of 19,000,000 shares. Under the Amended 2003 Plan, 15,828,000 options have been granted to employees and directors, 6,529,000 options have been exercised, 4,331,000 options have been canceled, and 4,968,000 remain outstanding as of December 31, 2014.  Options granted under the Amended 2003 Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and expire five years from date of issuance.  All options granted during 2013 vest one quarter per year on each of the first four anniversaries of their grant dates.  Options granted in earlier years generally had a three-year vesting schedule.

The Amended 2003 Plan reached its scheduled expiration date on November 6, 2013.  Accordingly, no additional awards may be issued under the Amended 2003 Plan beyond that date.  However, any awards outstanding as of November 6, 2013 issued under the Amended 2003 Plan will remain outstanding in accordance with their terms.

At the Company’s 2014 Annual Meeting of Shareholders, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”). The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted shares, or various other instruments to directors, employers and consultants.

Under the 2014 Plan, 1,475,000 options have been granted to employees and directors, no options have been exercised, 57,000 options have been canceled, and 1,419,000 remain outstanding as of December 31, 2014.  Options granted under the 2014 Stock Option Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and expire from five to ten years from date of issuance depending on the option grant date.  All options granted to employees during the year ended December 31, 2014 vest one quarter per year on each of the first four anniversaries of their grant dates while all options granted to non-employee directors fully vest on the first anniversary date of their grant.

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

The Company recorded stock option compensation expense of approximately $6.0 million, $6.2 million and $6.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.  The Company uses the single-award method for allocating the compensation cost to each period.

The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2014			2013			2012

Expected volatility	46%	-	71%	49%	-	68%	77%	-	85%
Expected life (in years)		5.4			4.0			4.0
Risk-free interest rate	0.9%	-	2.2%	0.7%	-	1.4%	0.7%	-	0.8%
Dividend yield		—			—			—
Fair value per stock option		$16.08			$6.95			$7.76

     A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	9,399	$2.89
Granted	1,221	12.96
Exercised	(806)	1.87
Forfeited or expired	(87)	4.42
Outstanding at December 31, 2012	9,727	$4.22
Granted	321	15.76
Exercised	(630)	4.18
Forfeited or expired	(190)	13.10
Outstanding at December 31, 2013	9,228	$4.45
Granted	1,475	28.59
Exercised	(4,226)	1.91
Forfeited or expired	(91)	22.56
Outstanding at December 31, 2014	6,386	$11.44	2.48	$158,097
Exercisable at December 31, 2014	4,316	$5.43	1.01	$132,813

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock at the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $141.7 million, $8.9 million and $9.1 million, respectively. As a result of the stock options exercised, the Company received cash and recorded additional paid-in-capital of approximately $8.0 million, $2.6 million and $1.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the total amount of unrecognized compensation cost related to non-vested stock options was approximately $20.7 million which is expected to be recognized as expense over a weighted-average period of 3.1 years.

From time to time the Company grants restricted stock awards to certain employees and members of its Board of Directors (“Directors”). Restricted share awards are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.

On May 2, 2014, the Company granted a total of 71,582 restricted shares to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term for grants to certain individuals in Senior Management. On September 5, 2014, the Company granted a total of 257,416 restricted shares to senior management and 8,034 shares to a Director to make the individuals who received extended option terms on May 2, 2014 whole given increased tax liabilities. The shares each vest at 25% per year on the anniversary date of the grant ending September 5, 2018. On May 3, 2013, the Company granted a total of 31,899 restricted shares to its Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares vested on May 3, 2014.  During 2012, the Company granted 35,000 shares of restricted shares valued at approximately $0.5 million to members of its Board of Directors, of which half vested immediately and half vested on the one year anniversary of grant.  The Company recognized compensation expense of approximately $1.2 million, $0.6 million and $0.4 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to restricted stock awards.

The following is a summary of non-vested restricted stock activity:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	13	$1.34
Granted	35	14.63
Vested	(30)	9.09
Canceled	—	—
Nonvested at December 31, 2012	18	$14.63
Granted	32	15.36
Vested	(34)	14.98
Canceled	—	—
Nonvested at December 31, 2013	16	$15.36
Granted	337	35.31
Vested	(16)	15.36
Canceled	—	—
Nonvested at December 31, 2014	337	$35.31

As of December 31, 2014, the total amount of unrecognized compensation cost related to restricted stock awards was approximately $10.8 million which is expected to be recognized as expense over a weighted-average period of 3.6 years.

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

     A maximum of 2 million shares of the Company’s common stock may be issued under the ESPP.  Including shares issues in early 2015 related to employee participation in the ESPP during 2014, a total of 1,420,438 shares have been issued thus far under the ESPP, leaving 579,562 shares available for future issuance.  The Company issued approximately 67,000, 73,000 and 61,000 shares of its common stock related to employee participation in the ESPP during 2014, 2013 and 2012, respectively.  For the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense of approximately $0.4, $0.2 and $0.2 million, respectively in each period related to the ESPP.

Note 10 — Income Taxes from Continuing Operations

The income tax provision (benefit) from continuing operations consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2014
Federal	$34,799	$(11,674)	$23,125
State	4,991	(2,698)	2,293
Foreign	4	(2,134)	(2,130)
	$39,794	$(16,506)	$23,288
Year ended December 31, 2013
Federal	$27,985	$(3,050)	$24,935
State	4,145	2,051	6,196
Foreign	—	(598)	(598)
	$32,130	$(1,597)	$30,533
Year ended December 31, 2012
Federal	$20,843	$(504)	$20,339
State	4,232	(911)	3,321
Foreign	—	(1,538)	(1,538)
	$25,075	$(2,953)	$22,122

Income tax expense differs from the “expected” tax expense computed by applying the U.S. Federal corporate income tax rates of 35% to income from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Computed “expected” tax expense	$20,698	$29,013	$20,125
Change in income taxes resulting from:
State income taxes, net of Federal income tax	1,490	4,027	2,159
Foreign income tax expense (benefit)	(454)	622	1,468
Deduction for domestic production activities	(1,444)	(1,361)	(1,277)
R&D tax credits	(447)	(1,652)	(508)
Other expense (benefit), net	2,329	(116)	155
Valuation allowance change	1,116	—	—
Income tax expense	$23,288	$30,533	$22,122

The geographical allocation of the Company’s income from continuing operations before income taxes between U.S. and foreign operations was as follows (in thousands):

	2014	2013	2012
Pre-tax income from continuing U.S. operations	$67,114	$86,382	$66,087
Pre-tax loss from continuing foreign operations	(7,978)	(3,487)	(8,587)
Total pre-tax income from continuing operations	$59,136	$82,895	$57,500

Net deferred income taxes at December 31, 2014 and 2013 include (in thousands):

	December 31, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Net operating loss carry-forward	$4,277	$16,190	$439	$14,061
Stock-based compensation	—	6,408	—	6,630
Chargeback reserves	5,391	—	—	—
Reserve for product returns	12,255	—	3,189	—
Inventory valuation reserve	5,764	—	2,193	—
Other	8,570	192	3,325	1,751
Total deferred tax assets	$36,257	$22,790	$9,146	$22,442
Valuation allowance	—	(1,116)	—	—
Net deferred tax assets	$36,257	$21,674	$—	$—

Deferred tax liabilities:
Prepaid expenses	$(1,982)	$—	$(1,120)	$—
Inventory step-up	(1,619)	—
Unamortized discount – convertible notes	—	(1,776)	—	(4,223)
Depreciation & amortization – tax over book	—	(285,022)	—	(16,576)
Other	—	—	(81)	—
Total deferred tax liabilities	$(3,601)	$(286,798)	$(1,201)	$(20,799)

Net deferred income tax asset (liability)	$32,656	$(265,124)	$7,945	$1,643

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined that as of December 31, 2014 it could not conclude that it was more likely than not that certain of the net operating losses of its Indian subsidiary would be realized.  Accordingly, the Company established a valuation allowance of $1.1 million against its deferred tax assets as of December 31, 2014.  The Company had concluded that all of its deferred tax assets were more likely than not to be realized as of December 31, 2013; accordingly, no valuation allowance was in place as of that date.

The deferred tax balances have been reflected gross on the balance sheet, and are netted only if they are in the same jurisdiction.

The Company’s net operating loss (“NOL”) carry-forwards as of December 31, 2014 consist of three component pieces: (i) U.S. Federal NOL carry-forwards valued at $11.3 million, (ii) Illinois NOL carry-forwards valued at $2.2 million, and (iii) foreign (Indian) NOLs of $7.1 million.  The U.S. Federal NOL carry-forwards were obtained through the Merck Acquisition completed in the fourth quarter of 2013, ($7.5 million) and the acquisition of VersaPharm in the third quarter of 2014 ($3.8 million).  The Illinois NOL carry-forwards relate to the Company’s tax losses in the decade of the 2000s and have not yet been fully utilized due to the State of Illinois’s suspension of the use of NOLs for the years 2011, 2012 and 2013.  These NOLs would be due to expire from 2021 to 2025, and are expected to be utilized well before their expiration dates.  The foreign NOL carry-forwards relate to operating losses by the Company’s subsidiary in India, which was acquired in 2012.  Of the $7.1 million foreign NOL, $1.1 million expire beginning in 2022; the Company has established a valuation allowance against this entire amount.  The remaining $6.0 million of the foreign NOLs can be carried forward indefinitely, and the Company has concluded that they are more likely than not to be utilized and therefore has not established a valuation allowance against them.  The Company previously had valued NOL carry-forwards in the State of New Jersey.  However, due to changes in the tax law, the Company determined that these NOLs would never be utilized and wrote them off during 2013.

In late 2014, the Company was notified that its Federal income tax return for the year ended December 31, 2013 would be examined by the Internal Revenue Service beginning in early 2015.  The Company’s Hi-Tech Pharmacal subsidiary is currently undergoing an examination by the Internal Revenue Service for its tax year ended April 30, 2013.  The Company’s VersaPharm subsidiary has also been notified that its Federal income tax return for the year ended December 31, 2012 will be examined beginning in 2015.  Additionally, the Company is undergoing examinations by Illinois and Massachusetts for various tax years.  The Company’s U.S. Federal income tax returns filed for years 2011 through 2013 are open for examination by the Internal Revenue Service.  The majority of the Company’s state and local income tax returns filed for years 2010 through 2013 remain open for examination as well.

In accordance with ASC 740-10-25, Income Taxes – Recognition, the Company performs reviews of its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company reserves based on the financial exposure and the likelihood of its tax positions not being sustained.  Based on its review as of December 31, 2014, the Company determined that it would not recognize tax benefits as follows (in thousands):

Balance at December 31, 2011	$—
Additions relating to current year	1,265
Additions relating to prior years	220
Balance at December 31, 2012	$1,485
Additions relating to current year	589
Terminations of exposures relating to prior years	(1,229)
Balance at December 31, 2013	$845
Additions relating to current year	408
Additions relating to acquired entities	456
Terminations of exposures relating to prior years	—
Balance at December 31, 2014	$1,709

If recognized, $1.2 million of the above positions will impact the Company’s effective rate, while the remaining $0.5 million will result in a reduction of the Company’s goodwill.  Due to the uncertainty of both timing and resolution of potential income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2014 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.  The Company accounts for interest and penalties as income tax expense.  There were no uncertain tax positions prior to 2012.

Note 11 — Retirement Plan

All full-time Akorn employees are eligible to participate in the Company’s 401(k) Plan. During the years ended December 31, 2014, 2013 and 2012, plan-related expense totaled approximately $1.3 million, $0.8 million and $0.8 million, respectively. The Company provides a matching contribution based on a percentage of the amount contributed by each employee, which is funded on a current basis.  The Company suspended its match on 401(k) contributions during 2009 and did not match 401(k) contributions through March 31, 2010.  Effective April 1, 2010, the Company reinstituted a matching contribution at a rate of 25% of the first 6% contributed by employees.  On January 1, 2011, the Company increased its matching contribution to 50% of the first 6% contributed, and has maintained this match rate through December 31, 2014.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service.

Note 12 — Segment Information

During the year ended December 31, 2014, the Company acquired Hi-Tech and as a result, underwent a change in the organizational and reporting structure of the Company's reportable segments, establishing two reporting segments that each report to the Chief Operating Decision Maker (CODM), as defined in ASC Topic 280, Segment Reporting, and Chief Executive Officer (CEO), Raj Rai. Our performance will be assessed and resources will be allocated by the CODM based on the following two reportable segments:

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

Current Segments
			Prescription Pharmaceuticals	Consumer Health
Former Segments	Akorn	Ophthalmics	X	X (a)
		Hospital Drugs and Injectables	X
		Contract Services	X
	Hi-Tech	Generic Pharmaceuticals (“Hi-Tech Generic”)	X
		OTC Branded Pharmaceuticals (“HCP”)		X (b)
		Prescription Brands (“ECR”)	X (c)

(a)	Represents the previous acquisition of Advanced Vision Research, Inc./TheraTears®
(b)	Represents the previous Hi-Tech reportable segment HCP (“Health Care Products”)
(c)	Represents the previous Hi-Tech reportable segment ECR which was divested during the year ended December 31, 2014 and whose results have been included within discontinued operations.

The Company’s Prescription Pharmaceutical segment principally consists of generic and branded Prescription Pharmaceuticals products which span a broad range of indications as well as a variety of dosage forms including: sterile ophthalmics, injectables and inhalants, and non-sterile oral liquids, topicals, nasal sprays. In addition, the Company, through Akorn India Private Limited (“AIPL”), manufactures pharmaceuticals for various markets outside the US. The Company’s Consumer Health segment principally consists of animal health and over-the-counter products, both branded and private label.  OTC products includes a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial info by reporting segment is presented below (in thousands). The Company has restated prior periods including the years ended December 31, 2013 and 2012 to reflect the strategic realignment described above.

	Years ended December 31,
	2014	2013	2012
REVENUES
Prescription Pharmaceuticals	$542,846	$279,911	$223,881
Consumer Health	50,232	37,800	32,277
Total revenues	$593,078	$317,711	$256,158

GROSS PROFIT
Prescription Pharmaceuticals	$270,197	$151,182	$129,884
Consumer Health	27,393	20,722	18,808
Total gross profit	$297,590	$171,904	$148,692

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment.

During 2014, 2013 and 2012, approximately $16.6 million, $27.3 million and $29.4 million of the Company’s net revenue, respectively, was from customers located in foreign countries.  Sales generated by Akorn India Private Limited, the Company’s wholly owned subsidiary in India, accounted for $7.2 million, $15.8 million and $16.7 million of the foreign sales amounts for 2014, 2013 and 2012, respectively.  In these years, AIPL sold product exclusively to contract customers in India and to export customers in unregulated world markets, outside the United States, which has declined in the current year due to a reduction in the customer base.

Goodwill from the Company’s acquisition of Advanced Vision Research, Inc. in May 2011, the acquisition of selected assets of Kilitch Drugs (India) Limited in February 2012, the merger with Hi-Tech and subsequent disposal of the Watson assets on April 17, 2014, the disposal of the ECR component June 20, 2014 and the acquisition of VersaPharm on August 12, 2014 have been allocated to the appropriate reporting segment and reporting unit.  The carrying amounts of goodwill as restated by segment were as follows (in thousands):

	Prescription Pharmaceuticals	Consumer Health	Total
December 31, 2012	$20,296	$11,863	$32,159
Acquisitions	─	─	─
Impairments	─	─	─
Foreign currency Translation	(2,328)	─	(2,328)
December 31, 2013	$17,968	$11,863	$29,831
Acquisitions	256,057	4,854	260,911
Impairments	─	─	─
Dispositions	(11,454)	─	(11,454)
Foreign currency translations	(514)	─	(514)
December 31, 2014	$262,057	$16,717	$278,774

Note 13 — Commitments and Contingencies

On January 2, 2014 the Company acquired the U.S. NDA rights to Betimol® from Santen. The total consideration payable will equal 1.5 times the Company’s net sales of Betimol® in the first year following acquisition. The Company paid consideration of $7.5 million upon closing this transaction and expects to owe additional consideration, which will become payable in the first quarter of 2015. The additional consideration contingently payable to Santen was initially estimated at $4.5 million discounted to $4.0 million based on a discount rate of 12.6%. The Company performed evaluations of the fair value of this liability at December 31, 2014 based on utilizing significant unobservable inputs and determined the fair value of this liability to be $4.3 million.

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

On October 17, 2012, the Company entered into an exclusive distribution agreement with the Massachusetts Biological Laboratory of the University of Massachusetts (“MBL”) for the Company’s marketing of MBL-manufactured tetanus-diphtheria vaccine (“Td vaccine”) over an initial contract term of two (2) years. On July 1, 2014, the Company terminated the agreement and renegotiated a new distribution agreement for an additional contract term of (1) year. The new agreement commits the Company to acquire $4.8 million of Td vaccine in the first six months of the fiscal year ended December 31, 2015.

The Company is party to a supply agreement with a third party for the provision of two of the injectable pharmaceuticals acquired by the Company from Lundbeck on December 21, 2011. This agreement requires the Company to acquire product with an estimated total cost of approximately $1.9 million in 2015.

The table below summarizes contingent potential milestone payments due to strategic partners in the years 2015 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2015	$12,916
2016	3,250
2017	3,202
2018	21
Total	$19,389

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

Note 14 — Supplemental Cash Flow Information (in thousands)

	Year ended December 31,
	2014	2013	2012
Interest and taxes paid:
Interest paid	31,413	4,320	4,200
Income taxes paid	6,294	27,450	21,455

Note 15 – Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2016 with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will be required to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company for the fiscal year beginning January 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach, as permitted under the standard. Early adoption of the standard is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, which were not expected to have continuing cash flows should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 is effective for the Company beginning January 1, 2015. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.   ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends ASC 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits. The revised guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted.  Adoption of this guidance did not have a material impact on our financial statements or financial reporting.

Note 16 – Business Combinations, Dispositions and Other Strategic Investments

Excelvision AG

On July 22, 2014, our Luxembourg subsidiary, Akorn International S.à r.l., entered into a share purchase agreement with Fareva SA to acquire all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, Excelvision AG, a Swiss Company (“Excelvision”) for 21.7 million Swiss Francs (“CHF”), net of certain working capital amounts. Excelvision is a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products.

On January 2, 2015, the Company acquired all of the outstanding shares of capital stock of Excelvision for $25.9 million U.S. dollars funded through available cash on hand. The consideration remains subject to a net working capital adjustment payable by the Company. The Company’s acquisition of Excelvision AG is being accounted for as a business combination in accordance with ASC 805 – Business Combinations.  The purpose of the acquisition is to expand the Company’s manufacturing capacity and reduce production costs. The Company will include information about the fair value of acquired assets and assumed liabilities of the Excelvision acquisition in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. During the year ended December 31, 2014, the Company recorded approximately $0.3 million in acquisition related expenses in connection with the Excelvision acquisition.

Lloyd Animal Health Products

On October 2, 2014, Akorn Animal Health, Inc., a wholly owned subsidiary of the Company entered into a definitive Product acquisition agreement with Lloyd, Inc., to acquire certain rights and inventory related to a suite of animal health injectable products (the “Lloyd Products”) used in pain management and anesthesia. The Company acquired the products for $16.1 million, funded through available cash paid at closing, and a contingent payment of $2.0 million, discounted to $1.9 million using a 4.5% discount rate and other unobservable inputs, which becomes payable upon FDA approval of a supplement related to one of the acquired products. The Company’s acquisition of the Lloyd Products is being accounted for as a business combination in accordance with ASC 805 – Business Combinations.  The purpose of the acquisition is to expand the Company’s animal health product portfolio.

The following table sets forth the consideration paid for the Lloyd Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with generally accepted accounting principles (“GAAP”).  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach and may differ from historical financial results of the Lloyd Products.

Consideration:
Amount of cash paid	$16.1
Fair value of contingent payment	1.9
Total consideration at closing	$18.0

Recognized amounts of identifiable assets acquired:
Accounts receivable	0.1
Inventory	2.5
Product licensing rights	10.0
IPR&D	5.5
Accounts payable assumed	(0.1)
Fair value of assets acquired	$18.0

IPR&D assets represent ongoing in-process research and development projects obtained through the acquisition. Weighted average remaining amortization period of intangible assets acquired through the Lloyd acquisition as of the closing date was 10.7 years. The rights to Lloyd products are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of December 31, 2014.

The Company has not provided pro forma revenue and earnings of the Company as if the Lloyd Products Acquisition was completed as of January 1, 2013 because to do so would be impracticable. The acquired Lloyd Product rights were not managed as a discrete business by the previous owner. Accordingly, determining the pro forma revenue and earnings of the Company including the Lloyd Products Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

Xopenex Inhalation Solutions

On October 1, 2014, the Company entered into a definitive product acquisition agreement with Sunovion Pharmaceuticals Inc., a Delaware corporation to acquire certain rights and inventory related to the branded product, Xopenex® Inhalation Solution (levalbuterol hydrochloride) (the “Xopenex Product”) for $45 million, funded through available cash paid at closing, net of certain liabilities for product return reserves, rebates, and chargeback reserves, which were assumed by Oak Pharmaceuticals, Inc. (“Oak”), a subsidiary of Akorn, subject to a cap. The total cash paid at closing was $41.5 million, which was net of certain liabilities for product return reserves, rebates, and chargeback reserves assumed by the Company.

Xopenex® is indicated for the treatment or prevention of bronchospasm in adults, adolescents, and children 6 years of age and older with reversible obstructive airway disease. The Company’s acquisition of Xopenex® (the “Xopenex Acquisition”) is being accounted for as a business combination in accordance with ASC 805 – Business Combinations.  The purpose of the Xopenex Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals.

Pursuant to the purchase agreement, certain trademarks and patents related to the Xopenex Product will be licensed to Oak by Sunovion. Further, in connection with closing the Purchase Agreement, the Company and Sunovion entered into a customary transition services agreement. Additionally, the Company assumed a distribution agreement for authorized generic of the product and assumed certain open purchase orders placed in ordinary course for active pharmaceutical ingredients.

The following table sets forth the consideration paid for the Xopenex Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach and may differ from historical financial results of the Xopenex Product.

Consideration:
Amount of cash paid	$41.5
Product returns and reserves assumed	3.5
Total consideration at closing	$45.0

Recognized amounts of identifiable assets acquired:
Accounts Receivable, net (product returns and reserves assumed)	(3.5)
Inventory	6.3
Product licensing rights	38.7
Fair value of net assets acquired	$41.5

Weighted average remaining amortization period of the intangible asset acquired as of the closing date was 10 years. The rights to Xopenex® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of December 31, 2014.  During the year ended December 31, 2014, the Company recorded approximately $0.7 million in acquisition related expenses in connection with the Xopenex acquisition.

VPI Holdings Corp. Inc.

On August 12, 2014, the Company completed its acquisition of VersaPharm, a Georgia corporation for a total purchase price of approximately $433.0 million, subject to net working capital adjustments. This purchase price was based on acquiring all outstanding equity interests of VPI Holdings Corp. (“VPI”), the parent company of VersaPharm and was equal to $440.0 million, net of various post-closing adjustments related to working capital, cash, and transaction expenses of approximately $7.0 million.

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

The acquisition was approved by the Federal Trade Commission (“FTC”) on August 4, 2014 following review pursuant to provisions of Hart-Scott Rodino Act (“HSR”). In connection with the VersaPharm Acquisition, the Company entered into an agreement (the “Rifampin Divestment Agreement”) with Watson, a wholly owned subsidiary of Actavis plc, to divest certain rights and assets to the Company’s Rifampin injectable product. Under the terms of the disposition the Company received $1.0 million for the pending product rights and recorded a gain of $0.8 million in Other non-operating income, net in the year ended December 31, 2014 related to the divestment.

VersaPharm is a developer and marketer of multi-source prescription pharmaceuticals. VersaPharm markets its products to drug wholesalers, retail drug chains, pharmaceutical distributors, group purchasing organizations, hospitals, clinics and government agencies.

The VersaPharm Acquisition complements and expands the Company’s product portfolio by diversifying its offering to niche dermatology markets.  VersaPharm’s product portfolio, pipeline and development capabilities are complementary to our acquisition of Hi-Tech Pharmacal Co, Inc. (“HiTech”) acquisition which brought with it the manufacturing capabilities needed for many of VersaPharm’s current and pipeline products. The VersaPharm Acquisition also enhances the Company’s new product pipeline as VersaPharm has significant research and development experience and knowledge and numerous IPR&D products are under active development.

The VersaPharm Acquisition was principally funded through a $445.0 million Incremental Term Loan Facility entered into concurrent with completing the acquisition, and through available Akorn cash. For further details on the term loan financing, please refer to the description in Note 6 – Financing Arrangements.

During the year ended December 31, 2014, the Company recorded approximately $8.1 million, in acquisition-related expenses in connection with the VersaPharm Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the VersaPharm Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach and may differ from historical financial results of VersaPharm.

Consideration:	Initial Fair Valuation	Measurement Period Adjustments	Adjusted Fair Valuation
Amount of cash paid to VersaPharm stockholders	$322.7	$—	$322.7
Amount of cash paid to vested VersaPharm option holders	14.2	—	14.2
Amounts paid to escrow accounts	10.3	—	10.3
Transaction expenses paid for previous owners of VersaPharm	3.4	—	3.4
Total consideration paid at closing	350.6	—	350.6
VersaPharm debt paid off through closing cash	82.4	—	82.4
Total cash paid at closing	$433.0	$—	$433.0

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$0.1	$—	$0.1
Accounts receivable	10.0	1.0	11.0
Inventory	20.9	(0.2)	20.7
Other current assets	2.8	4.8	7.6
Property and equipment	1.5	—	1.5
Trademarks	1.0	—	1.0
Product licensing rights	250.8	—	250.8
Intangibles, other	5.2	—	5.2
IPR&D	215.9	—	215.9
Goodwill	90.6	0.8	91.4
Total assets acquired	$598.8	$6.4	$605.2
Assumed current liabilities	(18.3)	(0.6)	(18.9)
Assumed non-current liabilities	(76.0)		(76.0)
Deferred tax liabilities	(153.9)	(5.8)	(159.7)
Total liabilities assumed	$(248.2)	$(6.4)	$(254.6)
	$350.6	$—	$350.6

The changes in estimates recorded subsequent to the initial accounting estimate was related to refining the calculated fair value of acquired accounts receivable and assumed tax amounts, due to the acquisition.

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

During the year ended December 31, 2014, the Company recorded net revenue of approximately $21.7 million related to sales of the VersaPharm products subsequent to acquisition.

Weighted average remaining amortization period of intangible assets acquired other than goodwill and IPR&D through the VersaPharm acquisition as of the closing date was 11.4 years in aggregate, 11.4 years for product licensing rights, 11.0 years for other intangibles, and 3 years for trademarks.

Hi-Tech Pharmacal Co., Inc.

On April 17, 2014, the Company completed its acquisition of Hi-Tech for a total purchase price of approximately $650.0 million. This purchase price was based on acquiring all outstanding shares of Hi-Tech common stock for $43.50 per share, buying out the intrinsic value of Hi-Tech’s stock options, and paying the single-trigger separation payments to various Hi-Tech executives due upon change in control. The total consideration paid is net of Hi-Tech’s cash acquired subsequent to Hi-Tech’s payment of $44.6 million of stock options and single trigger separation payments as of April 17, 2014.

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

The Hi-Tech Acquisition was principally funded through a $600.0 million term loan entered into concurrent with completing the acquisition, and through Hi-Tech cash assumed through the acquisition.

During the year ended December 31, 2014,and 2013 the Company recorded approximately $21.3 million and $1.6 million, respectively, in acquisition-related expenses in connection with the Hi-Tech Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the Hi-Tech Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach and may differ from historical financial results of Hi-Tech.

Consideration:	Initial Fair Valuation	Measurement Period Adjustments	Adjusted Fair Valuation
Amount of cash paid to Hi-Tech shareholders	$605.0	$—	$605.0
Amount of cash paid to vested Hi-Tech option holders	40.5	—	40.5
Amount of cash paid to key executives under single-trigger separation payments upon change-in-control	4.1	—	4.1
	$649.6	$—	$649.6

Recognized amounts of identifiable assets acquired and liabilities assumed:	Initial Fair Valuation	Measurement Period Adjustments	Adjusted Fair Valuation
Cash and cash equivalents	$89.7	$—	$89.7
Accounts receivable	57.3	(5.7)	51.6
Inventory	53.7	(0.7)	53.0
Other current assets	20.6	13.1	33.7
Property and equipment	45.5	(2.0)	43.5
Product licensing rights	343.5	—	343.5
IPR&D	9.4	—	9.4
Customer Relationships	0.3	—	0.3
Trademarks	5.5	—	5.5
Goodwill	171.5	(2.0)	169.5
Other non-current assets	0.6	—	0.6
Total assets acquired	$797.8	$2.7	$800.5
Assumed current liabilities	(23.5)	1.7	(21.8)
Assumed non-current liabilities	(2.8)	(0.2)	(3.0)
Deferred tax liabilities	(121.9)	(4.2)	(126.1)
Total liabilities assumed	$(148.2)	$(2.7)	$(150.9)
	$649.6	$—	$649.6

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

During the year ended December 31, 2014, the Company recorded net revenue of approximately $176.9 million related to sales of the Hi-Tech products subsequent to acquisition.

Weighted average amortization period of intangible assets acquired other than goodwill and IPR&D through the Hi-Tech acquisitions as of the closing date was 15.6 years in aggregate, 15.7 years for product licensing rights, 1 year for customer relationships and 9 years for trademarks.

Watson Product Disposition

In connection with the Hi-Tech Merger, Akorn entered into an agreement (the “Disposition Agreement”) with Watson to dispose of certain rights and assets related to three Hi-Tech products marketed under Abbreviated New Drug Applications — Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly — and one Akorn product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream, collectively “the products”. The Divestment Agreement further included one product under development. Net revenues for the Akorn products marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream were approximately $1.5 million and $6.8 million in the years ended December 31, 2014 and 2013, respectively. This disposition was required pursuant to a proposed consent order accepted by vote of the FTC on April 11, 2014. The closing of the disposition agreement, which was contingent upon the consummation of the Company’s acquisition of 50% or more of the voting securities of Hi-Tech, took place on April 17, 2014. Under the terms of the disposition the Company received $16.8 million for the intangible product rights, associated goodwill, and saleable inventory of the products denoted above. The Company recorded a gain of $9.0 million in Other (expense) income, net in the year ended December 31, 2014, resulting from the difference of the consideration received and assets disposed, see below.

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

ECR Divestiture

On June 20, 2014, the Company divested its subsidiary, ECR Pharmaceuticals, net of three branded products (specifically Cormax®, VoSol® HC, and Zolvit® Oral Solution otherwise known as “Lortab”) to Valeant Pharmaceuticals (“Valeant”) for $41.0 million in cash and assumption of certain liabilities. Through the divestiture, the Company recognized a nominal gain on the sale of the intangible product rights, associated goodwill, saleable inventory and other assets of ECR. ECR, which promotes certain branded pharmaceuticals through its sales force, was acquired through the acquisition of Hi-Tech. As the Company has divested a component of the combined entity and does not expect material continuing cash flows, ECR results which included net revenues of $3.4 million and a net loss from discontinued operations of ($0.5) million for the period from acquisition to disposition (which both occurred during the year ended December 31, 2014) have been included within discontinued operations in the consolidated statements of comprehensive income, see below.

Calculation of gain/from ECR Divestiture (in millions)
Consideration received	$41.0
Intangible assets divested	(33.6)
Goodwill divested	(10.4)
Other assets divested	(1.2)
Assumed liabilities divested	5.1
Pre-Tax Gain recognized	$0.9

Zioptan Acquisition

On April 1, 2014, the Company acquired the U.S. NDA rights to Zioptan®, a prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, Sharp and Dohme Corp. (“Merck”). The Company’s acquisition of U.S. NDA rights to Zioptan® (the “Zioptan Acquisition”) is being accounted for as a business combination in accordance with ASC 805 – Business Combinations. The purpose of the Zioptan Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals. The total consideration at closing was $11.2 million, all of which was recognized as product licensing rights as of the acquisition date and has an amortization period of 10 years.

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

The U.S. NDA rights to Zioptan® are included within product licensing rights, net on the Company’s consolidated balance sheet as of December 31, 2014.

The Company has not provided pro forma revenue and earnings of the Company as if the Zioptan Acquisition was completed as of January 1, 2013 because to do so would be impracticable. The acquired Zioptan® rights were not managed as a discrete business by Merck. Accordingly, determining the pro forma revenue and earnings of the Company including the Zioptan Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

Betimol Acquisition

On January 2, 2014, the Company acquired the NDA rights to Betimol®, a prescription ophthalmic eye drop for the reduction of eye pressure in glaucoma patients, from Santen. The Company’s acquisition of U.S. NDA rights to Betimol® (the “Betimol Acquisition”) is being accounted for as a business combination in accordance with ASC 805 – Business Combinations. The purpose of the Betimol Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals. The total consideration will be equal to 1.5 times the Company’s net sales of Betimol® in the first year following acquisition, such year starting upon the Company’s first sale of the product. The Company paid $7.5 million upon completing the acquisition and will pay any remaining amount 60 days following the first year post-acquisition. There is also a provision for a $2.0 million increase to the total consideration should net sales of Betimol® exceed $14.0 million in any one of the first five years following acquisition, the Company has valued this at $0. There is no provision for reducing the purchase price below the initial $7.5 million paid.

Upon completing the Betimol Acquisition, the Company entered into a supply agreement with Santen whereby Santen will continue manufacturing Betimol® for a transitional period not to exceed two years, during which time the Company will work to site transfer manufacturing to one of its facilities. The transfer price, per the terms of the supply agreement, will equal Santen’s cost of API plus actual cost of manufacturing the product, making this a favorable contract pursuant to ASC 805. The parties also entered into a transition services agreement, the purpose of which is to affect a smooth transfer of all intellectual property and necessary historical data to complete the ownership transfer to the Company.

The following table sets forth the consideration paid for the Betimol Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.

Betimol Acquisition:
Consideration paid in cash at closing	$7.5
Purchase consideration payable	4.0
$11.5

Fair value of acquired assets:
U.S. NDA rights to Betimol®	$11.4
Favorable supply agreement	0.1
$11.5

The U.S. NDA rights to Betimol® are included within product licensing rights, net on the Company’s consolidated balance sheet as of December 31, 2014 and has an amortization period of 15 years. The favorable supply agreement is included within other long-term assets on the Company’s consolidated balance sheet as of December 31, 2014.

The Company estimated that it would owe additional consideration to Santen of approximately $4.5 million. Since this is a performance-based earn-out payment, this additional consideration was discounted to approximately $4.0 million. As of the year ended December 31, 2014, the Company revised the additional consideration calculation to $4.3 million and recorded $0.3 million of other operating expense reflecting a fair value adjustment to increase the estimated additional consideration obligation as a result of revised operating expectations.

The Company has not provided pro forma revenue and earnings of the Company as if the Betimol Acquisition was completed as of January 1, 2013 because to do so would be impracticable. The acquired Betimol® rights were not managed as a discrete business by Santen. Accordingly, determining the pro forma revenue and earnings of the Company including the Betimol Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

Merck Products Acquisition

On November 15, 2013, the Company acquired from Merck the U.S. rights to three branded ophthalmic products for $52.8 million in cash (the “Merck Acquisition”). The acquired assets met the definition of a business, and accordingly, have been accounted for as a business combination in accordance with ASC 805 – Business Combinations. Through the Merck Acquisition, the Company purchased Inspire Pharmaceuticals, Inc. (“Inspire”), a wholly owned subsidiary of Merck. This legal entity owns the U.S. rights to AzaSite®, a prescription eye drop used to treat bacterial conjunctivitis. The U.S. rights to the other two products involved in the acquisition, Cosopt® and Cosopt® PF (preservative free), were purchased directly from Merck. The Cosopt® products are prescription sterile eye drop solutions used to lower the pressure in the eye in people with open-angle glaucoma or ocular hypertension. The acquisition of these products expands the Company’s ophthalmic product portfolio to include branded, prescription eye drops, and is complementary to the Company’s existing portfolio of products. The Company believes that this acquisition leverages its existing sales force and ophthalmic and optometric physician relationships.

The following table sets forth the consideration paid for the Merck Acquisition and the fair values of the assets acquired and the liabilities assumed (in millions):

Product rights:
AzaSite®	$13.8
Cosopt®	21.6
Cosopt® PF	20.3
Product rights total	$55.7
Prepaid expenses	0.1
Deferred tax assets, net	0.7
Total fair value of acquired assets	$56.5
Consideration paid	$52.8
Gain from bargain purchase	$3.7

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

The Company anticipates amortizing the acquired products on a straight-line basis from the Merck Acquisition date through December 31, 2019. The Merck Acquisition agreement specified the tax values assigned to each product. The tax value of AzaSite® product rights will not be amortizable for tax purposes, as these rights were obtained through the stock acquisition of Inspire Pharmaceuticals, Inc. That Company anticipates that the assigned tax values of Cosopt® and Cosopt® PF will be amortizable for tax purposes over a 15-year period.

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

Kilitch Acquisition

On February 28, 2012, Akorn India Private Limited, a wholly owned subsidiary of the Company completed and closed on its acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”).  This acquisition (the “Kilitch Acquisition”) was pursuant to the terms of the Business Transfer Agreement (the “BTA”) entered into among the Company, KDIL and the members of the promoter group of KDIL on October 5, 2011.  In accordance with terms contained in the BTA, the Company also closed on a related product transfer agreement between the Company and NBZ Pharma Limited (“NBZ”), a company associated with KDIL.  The primary asset transferred in the Kilitch Acquisition was KDIL’s manufacturing facility in Paonta Sahib, Himachal Pradesh, India, along with its existing contract manufacturing business.  KDIL was engaged in the manufacture and sale of pharmaceutical products for contract customers in India and for export to various unregulated world markets.  While the Paonta Sahib manufacturing facility is not currently certified by the FDA for the exporting of drugs to the U.S., the facility was designed with future FDA certification in mind.  Accordingly, the Kilitch Acquisition provided the Company with the potential for future expansion of its manufacturing capacity for products to be sold in the U.S., as well as the opportunity to expand the Company’s footprint into markets outside the U.S.  The Company has determined that the assets acquired through the Kilitch Acquisition constitute a “business” as defined by Rule 11-01(d) of Regulation S-X and ASC 805, Business Combinations.  Accordingly, the Company has accounted for the Kilitch Acquisition as a business combination.

AIPL paid the equivalent of approximately USD $60.1 million at closing.  Total purchase consideration was approximately $55.2 million which consisted of approximately $51.2 million in base consideration and $4.0 million in reimbursement for capital expenditures made by KDIL from April 1, 2011 to the closing date.  AIPL also paid $7.3 million related to compensation earned from the achievement of acquisition-related milestones, and $1.6 million in stamp duties paid to transfer title to the land and buildings at Paonta Sahib from Kilitch to AIPL.  In addition, the Company expects to pay up to an additional $0.5 million for future services that would be expensed as the services are provided.  The compensation for acquisition-related milestones and other acquisition costs have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income.  The BTA also contains a working capital guarantee that calls for KDIL or AIPL to reimburse the other party for any shortfall or excess, respectively, in the actual acquired working capital compared to the target working capital as established in the BTA.

The following table sets forth the consideration paid for the Kilitch Acquisition, the acquisition-related costs incurred, and the fair values of the assets acquired and the liabilities assumed (U.S. dollar amounts in millions):

Consideration:	Initial Fair Valuation	Measurement Period Adjustments	Adjusted Fair Valuation
Cash paid	$55.2	$—	$55.2
Less working capital shortfall refunded by sellers	(0.9)	(0.1)	(1.0)
	$54.3	$(0.1)	$54.2

Acquisition-related costs:
Stamp duties paid for transfer of land and buildings	$1.6	$—	$1.6
Acquisition-related compensation expense	6.7	0.5	7.2
Due diligence, legal, travel and other acquisition-related costs	0.6	0.1	0.7
	$8.9	$0.6	$9.5

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$2.1	$—	$2.1
Inventory	1.8	—	1.8
Land	3.7	(1.1)	2.6
Buildings, plant and equipment	8.5	—	8.5
Construction in progress	14.2	—	14.2
Goodwill, deductible	21.6	1.0	22.6
Other intangible assets, deductible	5.8	0.1	5.9
Other assets	0.1	—	0.1
Assumed liabilities	(2.1)	(0.8)	(2.9)
Deferred tax liabilities	(1.4)	0.7	(0.7)
	$54.3	$(0.1)	$54.2

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

For book purposes, the other intangible assets acquired are being amortized over lives of four to five years. Goodwill is not amortized for book purposes but is subject to impairment testing.  The tangible assets acquired consist primarily of construction in progress fair valued at $14.2 million, buildings, plant and equipment fair valued at a combined $8.5 million, land fair valued at $2.6 million, accounts receivable fair valued at $2.1 million and inventory fair valued at $1.8 million as of the acquisition date.

During 2014, 2013 and 2012, the Company paid $2.8 million, $2.7 million and $0.8 million, respectively, for the acquisition of drug product licensing rights (NDA and ANDA rights) which were not individually significant. No assets were acquired other than the drug rights, and no liabilities assumed.

The unaudited pro forma results presented below reflect the consolidated results of operations inclusive of the Xopenex acquisition, VersaPharm acquisition and Akorn Rifampin product divestiture (“VersaPharm transactions”), and the Hi-Tech acquisition, Watson product disposition and ECR divestiture (“Hi-Tech transactions”) which occurred during the year ended December 31, 2014, as if the transactions had taken place at the beginning of the earliest period presented below. The pro forma results include amortization associated with the acquired tangible and intangible assets, interest on debt incurred for the transactions, amortization of inventory step-up, acquisition related expenses and income tax expense affected for the pro forma results. The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisitions. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2014	2013
Revenue	$733,012	$623,922
Net income from continuing operations	71,722	4,891
Net income from continuing operations per share	$0.58	$0.04

Other Strategic Investments

On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), a private ophthalmic development pharmaceutical company based in Westborough, MA, for $8.0 million in cash. Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement to acquire additional shares of Series A-2 Preferred Stock in Aciex for approximately $2.0 million in cash. On April 17, 2014, the Company entered into a secured note and warrant purchase agreement to acquire secured, convertible promissory notes of Aciex for approximately $0.4 million in cash. On June 27, 2014, the Company entered into a second secured note and warrant purchase agreement to acquire additional secured, convertible promissory notes of Aciex for an additional amount of approximately $0.4 million. The Company’s aggregate investment in Aciex was $10.8 million at cost. Aciex was an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consisted of both clinical stage assets and pre-Investigational new drug stage assets. The investments detailed above had provided the Company with an ownership interest in Aciex of below 20%. The Aciex Agreement and Aciex Amendment contained certain customary rights and preferences over the common stock of Aciex and further provided that the Company shall have had the right to a seat on the Aciex board of directors.

On July 2, 2014 Nicox S.A., (“Nicox”) an international Company entered into an arrangement to acquire all of the outstanding equity of Aciex (the “Aciex Acquisition”).

On October 22, 2014 Nicox shareholders voted at the Nicox General Meeting, to approve the Aciex Acquisition. The transaction was consummated on October 24, 2014, following the completion of certain legal conditions and formalities. As consideration for its carried investment in Aciex, the Company received from the Aciex Acquisition pro-rata shares of Nicox which are publically traded on the Euronext Paris exchange. Through the closing the Company received approximately 4.3 million shares of Nicox which were subject to certain lockup provisions preventing immediate sale of underlying shares received for the Company’s investment in an available for sale security.

Through the year ended December 31, 2014 the Company sold 0.2 million unrestricted shares for approximately $0.6 million realizing an immaterial gain on the sale of shares.

In accordance with ASC Topic 820, the Company records unrealized holding gains and losses on the remaining available for sale securities in the “Accumulated other comprehensive income” caption in the consolidated Balance Sheet. For the year ended December 31, 2014 the Company recognized an unrealized holding loss, net of tax of $1.1 million as calculated based on the discounted value of the investment given the contractual lockup provisions. The Company has determined that of the remaining $8.4 million of unrealized fair value associated with the investment, $7.2 million is expected to be converted to cash within 1 year from the balance sheet date and has been classified as a current asset, while $1.2 million is expected to be converted beyond one year and has been classified as a non-current asset.

 Note 17 — Unconsolidated Joint Venture

The Company was a 50% partner in a joint venture agreement with an Indian drug development company since September 2004.  This joint venture launched its first product in 2008 and generated revenue from 2008 until its business assets were sold and transferred.  While the joint venture still exists legally, it ceased operations upon the completion of the sale and transfer of its operating assets to Pfizer, Inc. in the second quarter of 2011. No operations have occurred since the sale, but the net income recorded in the year ended December 31, 2013 was primarily related to adjustments to the joint venture Company’s reserves for product returns upon expiration of the period for which product returns could be made.

The following tables sets forth condensed statements of income for the three years ended December 31, 2014, 2013 and 2012 and the condensed balance sheets as of December 31, 2014 and 2013 for Akorn-Strides, LLC, along with information regarding the amount of earnings allocated to each member-partner of the LLC (in thousands):

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Year ended December 31,
	2014	2013	2012
REVENUES	$—	$163	$—
Cost of sales	—	(1)	—
GROSS PROFIT	—	164	—
Operating expenses	—	3	—
OPERATING INCOME	—	161	—
Gain from Pfizer ANDA Sale	—	—	—
INCOME BEFORE INCOME TAXES	—	161	—
Income tax (benefit) / provision	—	—	—
NET INCOME	$—	$161	$—

CONDENSED BALANCE SHEETS (Unaudited)

	December 31,
	2014	2013
ASSETS
Cash	$25	$25
Other current assets	1	1
TOTAL ASSETS	$26	$26

LIABILITIES & MEMBERS’ EQUITY
Trade accounts payable & other accrued liabilities	$—	$—
TOTAL LIABILITIES	—	—

Members’ equity	26	26
TOTAL LIABILITIES & MEMBERS’ EQUITY	$26	$26

As of December 31, 2014, no future product returns are expected.

Note 18 — Customer, Supplier and Product Concentration

Customer Concentration

In 2014, 2013 and 2012, a significant portion of the Company’s gross and net sales reported were through three large wholesale drug distributors, and a significant portion of  the Company’s accounts receivable as of December 31, 2014, 2013 and 2012 were due from these wholesale drug distributors as well. AmerisourceBergen Health Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Drug Company (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

The following table sets forth the percentage of the Company’s gross and net sales and gross accounts receivable attributable to these three distributors for the periods indicated:

	2014			2013			2012
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	38%	28%	46%	19%	14%	25%	19%	14%	29%
Cardinal	16%	14%	17%	23%	16%	26%	23%	17%	30%
McKesson	23%	19%	23%	16%	11%	12%	16%	11%	14%
Total	77%	61%	86%	58%	41%	63%	58%	42%	73%

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

No individual supplier represented 10% or more of the Company’s purchases in any of the years ended December 31, 2014, 2013 or 2012.

Product Concentration

During the year ended December 31, 2014 none of the Company’s products represented 10% or more of net revenue, while in the years ended December 31, 2013 and 2012, one of the Company’s prescription pharmaceutical products represented 11.8% and 12.5% of the Company’s total net revenue, respectively while no other products represented 10% or more of the Company’s net revenue.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

Note 19 — Related Party Transactions

In the recent past, the Company engaged in various related party transactions with John N. Kapoor, Ph.D., Chairman of the Company’s Board of Directors and a significant holder of the Company’s common stock.

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

In connection with the various modifications agreed to during 2009 to the EJ Funds credit facility and the Subordinated Note, the Company issued various stock warrants to Dr. Kapoor.  See Note 2, Summary of Significant Accounting Policies, for information about the Kapoor Warrants.

During the years ended December 31, 2014, 2013 and 2012 the Company obtained legal services totaling $1.9 million, $0.7 million and $0.5 million, respectively, of which $0.2 million was payable as of December 31, 2014 and 2013 from Polsinelli PC (formerly Polsinelli Shughart PC), a law firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

Note 20 — Severance Charges

Subsequent to the closing of the various mergers and acquisitions transacted through the years ended December 31, 2014 and 2013, the Company entered into severance agreements promising associated payments; and as such, severance expense was recognized related to these agreements. As of December 31, 2014 and 2013, the accrued severance balances were insignificant, equaling less than $0.1 million in each year.

Note 21 – Selected Quarterly Financial Data (Unaudited)

				Income (Loss) From Continuing Operations			Net Income (Loss)
(In thousands, except per share amounts)	Revenues	Gross Profit	Operating Income (Loss)	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Year Ended December 31, 2014:
4th Quarter	$227,828	$128,382	$71,907	$34,232	$0.32	$0.29	$34,232	$0.32	$0.29
3rd Quarter	132,732	51,734	(6,042)	(11,650)	(0.11)	(0.11)	(11,650)	(0.11)	(0.11)
2nd Quarter (as restated)	141,896	67,818	7,410	3,438	0.03	0.03	2,935	0.03	0.02
1st Quarter	90,622	49,656	23,440	9,828	0.10	0.08	9,828	0.10	0.08
Year Ended December 31, 2013:
4th Quarter	$84,953	$46,970	$25,176	$16,678	$0.17	$0.14	$16,678	$0.17	$0.14
3rd Quarter	81,892	43,697	22,188	12,205	0.13	0.11	12,205	0.13	0.11
2nd Quarter	77,012	42,092	22,251	12,637	0.13	0.11	12,637	0.13	0.11
1st Quarter	73,854	39,145	18,589	10,842	0.11	0.10	10,842	0.11	0.10

On March 17, 2015, the Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of management, concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2014 and September 30, 2014 should not be relied upon because of an error in the financial statements as of and for the three and six month periods ended June 30, 2014 and as of and for the nine month period ended September 30, 2014, and that those financial statements would be restated to make the necessary accounting adjustments.

On April 17, 2014, the Company completed its acquisition of Hi-Tech for a total purchase price of approximately $650.0 million. During the 2014 year-end audit process, an error was identified in the fair value allocation of assets acquired and liabilities assumed in connection with the acquisition of Hi-Tech, which resulted in an overstated chargeback reserve as of April 17, 2014. The error, which was identified on March 11, 2015, resulted from an overstatement of Hi-Tech’s chargeback reserve in connection with applying the acquisition method of accounting at the closing of the Hi-Tech acquisition.

The overstatement in the chargeback reserve was caused by a manual error made in preparing the data whereby there was a duplication of inventory units held by one customer utilized in the calculation of the reserve amount for Hi-Tech products at the acquisition date.  The duplication resulted in an overstatement of chargeback reserves by approximately $8.9 million for the opening balance sheet of Hi-Tech as of April 17, 2014. The chargeback reserve at the end of the quarter ended June 30, 2014 was then calculated correctly, resulting in the earlier overstated reserve amount being included in revenue during the quarter ended June 30, 2014. The correction of the error in the quarter ended June 30, 2014 resulted in a reduction of previously reported revenue by $8.9 million, a reduction of previously reported pre-tax income by $8.9 million and a reduction of previously reported net income, goodwill and retained earnings by $5.6 million, for the Company’s three and six month periods ended June 30, 2014.

The error was limited to the Company’s financial results for the three and six months ended June 30, 2014, but the error did impact the Company’s previously filed results for the nine months ended September 30, 2014 (which were filed in connection with the Company’s Form 10-Q for the quarter ended September 30, 2014) because the second quarter results were included within that period. The estimated impact of this error for the restated three and six month periods ended June 30, 2014 is to reduce basic and diluted net income per share by approximately $0.05 per share. The estimated impact of this error for the restated nine month period ended September 30, 2014 is to reduce basic and diluted net income per share by approximately $0.06 and $0.05 per share, respectively.

The error has been corrected in the full year financial statements included elsewhere in this Annual Report.  In addition, the above unaudited selected quarterly financial data has been corrected to eliminate the error.  The Company also expects to file amendments on Form 10-Q/A to its previously filed Form 10-Qs for the second and third quarters of 2014 to reflect the corrections and accordingly, the financial statements in those Form 10-Qs should not be relied upon until such time as the Company has filed its Form 10-Q/As for those periods.

Effects of Restatement on Previously Filed Quarterly Results

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the three and six month periods ended June 30, 2014 and as of and for the nine month period ended September 30, 2014.

The effect of the restatement on the previously filed condensed consolidated balance sheet as of June 30, 2014 is as follows, in thousands:

	As Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$17,120	$(107)	$17,013
TOTAL CURRENT ASSETS	397,180	(107)	397,073
Goodwill	196,016	(5,568)	190,448
TOTAL OTHER LONG-TERM ASSETS	690,898	(5,568)	685,330
TOTAL ASSETS	$1,223,773	$(5,675)	$1,218,098
Income taxes payable	675	(104)	571
TOTAL CURRENT LIABILITIES	103,777	(104)	103,673
TOTAL LIABILITIES	929,304	(104)	929,200
Retained earnings	33,700	(5,571)	28,129
TOTAL SHAREHOLDERS’ EQUITY	294,469	(5,571)	288,898
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,223,773	$(5,675)	$1,218,098

The effect of the restatement on the previously filed condensed consolidated income statement for the three months ended June 30, 2014 is as follows, in thousands except per share amounts:

	As Reported	Adjustments	As Restated
Revenues	$150,749	$(8,853)	$141,896
GROSS PROFIT	76,671	(8,853)	67,818
OPERATING INCOME	16,263	(8,853)	7,410
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,312	(8,853)	5,459
Income tax provision	5,303	(3,282)	2,021
INCOME FROM CONTINUING OPERATIONS	$9,009	$(5,571)	$3,438
NET INCOME	$8,506	$(5,571)	$2,935
NET INCOME PER SHARE:
Income from continuing operations, basic	$0.09	$(0.06)	$0.03
NET INCOME, BASIC	$0.08	$(0.05)	$0.03
Income from continuing operations, diluted	$0.08	$(0.05)	$0.03
NET INCOME, DILUTED	$0.07	$(0.05)	$0.02
COMPREHENSIVE INCOME:
Consolidated net income	$8,506	$(5,571)	$2,935
COMPREHENSIVE INCOME	$8,353	$(5,571)	$2,782

The effect of the restatement on the previously filed condensed consolidated income statement for the six months ended June 30, 2014 is as follows, in thousands except per share amounts:

	As Reported	Adjustments	As Restated
Revenues	$241,371	$(8,853)	$232,518
GROSS PROFIT	126,327	(8,853)	117,474
OPERATING INCOME	39,703	(8,853)	30,850
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30,004	(8,853)	21,151
Income tax provision	11,167	(3,282)	7,885
INCOME FROM CONTINUING OPERATIONS	$18,837	$(5,571)	$13,266
NET INCOME	$18,334	$(5,571)	$12,763
NET INCOME PER SHARE:
Income from continuing operations, basic	$0.19	$(0.06)	$0.13
NET INCOME, BASIC	$0.18	$(0.05)	$0.13
Income from continuing operations, diluted	$0.16	$(0.05)	$0.11
NET INCOME, DILUTED	$0.16	$(0.05)	$0.11
COMPREHENSIVE INCOME:
Consolidated net income	$18,334	$(5,571)	$12,763
COMPREHENSIVE INCOME	$19,886	$(5,571)	$14,315

The effect of the restatement on the previously filed condensed consolidated statement of cash flows for the six months ended June 30, 2014 is as follows, in thousands:

	As Reported	Adjustments	As Restated
Consolidated net income	$18,334	$(5,571)	$12,763
Changes in operating assets and liabilities:
Trade accounts receivable	(27,991)	8,853	(19,138)
Prepaid expenses and other current assets	4,329	(3,178)	1,151
Accrued expenses and other liabilities	8,799	(104)	8,695

Taken together, these adjustments result in no impact on the Company’s net cash provided by operating activities for the six months ended June 30, 2014 or the Company’s cash and cash equivalents balance as of June 30, 2014.

The effect of the restatement on the previously filed condensed consolidated balance sheet as of September 30, 2014 is as follows, in thousands:

	As Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$33,078	$(3)	$33,075
TOTAL CURRENT ASSETS	494,098	(3)	494,095
Goodwill	290,648	(5,568)	285,080
TOTAL OTHER LONG-TERM ASSETS	1,243,363	(5,568)	1,237,795
TOTAL ASSETS	$1,876,833	$(5,571)	$1,871,262
Retained earnings	22,051	(5,571)	16,480
TOTAL SHAREHOLDERS’ EQUITY	320,322	(5,571)	314,751
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,876,833	$(5,571)	$1,871,262

The effect of the restatement on the previously filed condensed consolidated income statement for the nine months ended September 30, 2014 is as follows, in thousands except per share amounts:

	As Reported	Adjustments	As Restated
Revenues	$374,103	$(8,853)	$365,250
GROSS PROFIT	178,061	(8,853)	169,208
OPERATING INCOME	33,661	(8,853)	24,808
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,465	(8,853)	2,612
Income tax provision	4,278	(3,282)	996
INCOME FROM CONTINUING OPERATIONS	$7,187	$(5,571)	$1,616
NET INCOME	$6,684	$(5,571)	$1,113
NET INCOME PER SHARE:
Income from continuing operations, basic	$0.07	$(0.05)	$0.02
NET INCOME, BASIC	$0.07	$(0.06)	$0.01
Income from continuing operations, diluted	$0.06	$(0.05)	$0.01
NET INCOME, DILUTED	$0.06	$(0.05)	$0.01
COMPREHENSIVE INCOME:
Consolidated net income	$6,684	$(5,571)	$1,113
COMPREHENSIVE INCOME	$7,840	$(5,571)	$2,269

The effect of the restatement on the previously filed condensed consolidated statement of cash flows for the nine months ended September 30, 2014 is as follows, in thousands:

	As Reported	Adjustments	As Restated
Consolidated net income	$6,684	$(5,571)	$1,113
Changes in operating assets and liabilities:
Trade accounts receivable	(24,193)	8,853	(15,340)
Prepaid expenses and other current assets	(11,209)	(3,282)	(14,491)

Taken together, these adjustments result in no impact on the Company’s net cash provided by operating activities for the nine months ended September 30, 2014 or the Company’s cash and cash equivalents balance as of September 30, 2014.

Note 22 – Legal Proceedings.

We are party to legal proceedings and potential claims arising in the ordinary course of our business. Such legal proceedings include Akorn’s Paragraph IV challenges to other drug manufacturers’ proprietary rights, and the counter-suits filed by those drug manufacturers in response.  The amount, if any, of ultimate liability with respect to legal proceedings involving the Company cannot be determined.  Despite the inherent uncertainties of litigation, at this time the Company does not believe that such proceedings will have a material adverse impact on our financial condition, results of operations, or cash flows. Set forth below is a listing of potentially material legal proceedings of the Company, including Akorn, Hi-Tech, and VersaPharm in existence as of the date of filing this Form 10-K.

On September 11, 2013, the Attorney General of the State of Louisiana filed a lawsuit in Louisiana state court against Hi-Tech, and numerous other pharmaceutical companies, under various state laws, alleging that each defendant caused the state’s Medicaid agency to provide reimbursement for drug products that allegedly were not approved by FDA and therefore allegedly not reimbursable under the federal Medicaid program. The state seeks unspecified damages, statutory fines, penalties, attorney’s fees and costs. On October 15, 2013, the defendants removed the lawsuit to the U.S. District Court for the Middle District of Louisiana. Subsequently, the case was remanded to state court, where the case is in the initial discovery stage. The Company intends to vigorously defend against all claims in the lawsuit.

In May 2013, Inspire, a wholly owned subsidiary, received a Notice Letter that Mylan Pharmaceuticals, Inc. (“Mylan”) filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for Azasite®.  On June 14, 2013, Insite, Merck, Inspire and Pfizer filed a complaint against Mylan and a related entity alleging that their proposed product infringes the listed patents.  The parties agreed to settle the matter and the case was dismissed by court order on March 4, 2015.

On September 12, 2012, Fera Pharmaceuticals, LLC (“Fera”) filed a civil complaint against the Company and certain individual defendants in the Supreme Court of New York. On October 15, 2012, the case was removed to the Federal District Court for the Southern District of New York, and subsequently, Fera filed an amended complaint. The complaint alleges, among other things, breach of manufacturing and confidentiality agreements, fraud in the inducement and misappropriation of the plaintiff’s trade secrets.  The Company intends to vigorously defend these allegations.  On January  13, 2015, the Company filed a counterclaim against Fera and certain affiliates  (Alfera  Pharmaceuticals,  LLC;  Feranda,  LLC;  Baci   007,   LLC;   and    Fera Holdings, LLC), as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations.  The case is in the discovery phase, and no trial date has been scheduled.

On June 8, 2012, plaintiff Mathew Harrison filed  a class action lawsuit, Civil Action No. 12-2897, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, Walgreens Co. and Hi-Tech. On May 16, 2012, plaintiff David Delre filed a class action lawsuit, Civil Action No. 12-2429, in the U.S. District Court for the Eastern District of New York, against Wayne Perry, Dynova Laboratories, Inc., Sicap Industries, LLC, and Hi-Tech. Each complaint alleges, among other things, that their Sinus Buster® products are improperly marketed, labeled and sold as homeopathic products, and that these allegations support claims of fraud, unjust enrichment, breach of express and implied warranties and alleged violations of various state and federal statutes. Hi-Tech answered the complaints and asserted cross-claims against the other defendants. The Court consolidated these two cases into one action entitled Sinus Buster Products Consumer Litigation. Dynova has filed for bankruptcy. The case has now been settled by Hi-Tech with plaintiffs by Agreement dated December 16, 2013 and the Court approved the settlement by an Order dated November 10, 2014.

In April 2011, Inspire Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, acquired through a business combination on November 15, 2013, received a Notice letter from Sandoz, Inc. (“Sandoz”) providing notice that Sandoz filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents licensed to us and listed in the Orange Book for Azasite®.  On May 26, 2011, Merck, Insite Vision Incorporated and Pfizer filed a complaint against Sandoz and related entities in the district court of New Jersey alleging that their proposed product infringes the listed patents.  On October 4, 2013, the court issued judgment in favor of Inspire and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities.  Sandoz has appealed this decision.  The Company intends to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

Former Hi-Tech director and employee Reuben Seltzer delivered to the Company a demand letter in August 2014 alleging that the Company breached his employment agreement and improperly terminated Mr. Seltzer’s employment.  Mr. Seltzer further alleges that he is entitled to compensation in the approximate amount of $5.2 million.  The Company disputes these claims and intends to vigorously defend these allegations.

On March 4, 2015, putative class action plaintiff Solomon Yeung filed suit in the Federal District Court Northern District Illinois against Akorn, Inc., Rajat Rai, Timothy Dick and Bruce Kutinsky, alleging defendants violated Rules 10b-5 and 20(a) of the 1934 Exchange Act.  According to the complaint, certain financial and other related data related to certain Akorn subsidiaries could not be timely collected and compiled and Akorn would be unable to timely complete its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2014. The complaint also alleges that Akorn’s internal control over financial reporting was ineffective and material weaknesses existed relating to the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions and accurate and timely reporting of its financial results and disclosures in its Form 10-K. Plaintiff alleges that as a consequence, when Akorn announced on March 2, 2015 that it would need an extension to file an annual report for the year ending December 31, 2014, its stock dropped.  The Company and individual defendants dispute these claims and intend to vigorously defend these allegations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(i)      Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of December 31, 2014 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

(ii)      Management’s Report on Internal Control Over Financial Reporting

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

We completed the acquisitions of Hi Tech Pharmacal Co, Inc. (“Hi-Tech”) and VPI Holdings Corp. Inc. (“VersaPharm”) on April 17, 2014 and August 12, 2014, respectively.  We excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, Hi Tech’s and VersaPharm’s internal control over financial reporting associated with assets of $254,257,000 and $13,801,000, respectively, and revenues of $164,825,000 and $9,173,000, respectively, included in the Consolidated Financial Statements of Akorn, Inc. and subsidiaries as of and for the year ended December 31, 2014.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective because of the identification of material weaknesses described as follows:

●
We did not have controls designed to validate the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions.  As a result, errors were identified in the underlying data used to support significant estimates and accounting transactions, primarily relating to gross to net revenue adjustments and income taxes.  Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

•
We did not have an adequate process or appropriate controls in place to support the accurate and timely reporting of our financial results and disclosures in our Form 10-K. As a result, errors were identified primarily related to gross to net revenue adjustments and income tax balances at year end. Accordingly, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

•
We did not have an adequate process or appropriate controls in place to prevent or detect material errors in the financial statements of acquired subsidiaries.  As a result, errors were identified primarily related to gross to net revenue adjustments, expenses, inventory and accrued liabilities in the financial statements at the acquisition date and at year-end.  One of the aforementioned errors related to the chargeback reserve of Hi-Tech recognized at the acquisition date and required the restatement of our condensed consolidated financial statements for the quarter and six-months ended June 30, 2014 and the nine months ended September 30, 2014, as disclosed in our Form 8-K dated March 17, 2015.

The Company’s internal control over financial reporting as of December 31, 2014 was audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included in Item 8 of this Form 10-K.

(iii)           Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, the Company has begun taking steps and plans to take additional measures to remediate the underlying causes of the material weaknesses.  With respect to validation of the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions, management intends to:

•	Conduct manual data validation procedures on certain reports related to gross to net adjustments and inventory.
•	Enhance the design of management review controls to increase the level of precision.
•	Establish a dedicated revenue accounting team focused primarily on significant gross to net revenue adjustments.
•
Ensure all systems relied upon in the financial reporting process are subject to Information Technology General Controls (ITGCs) which are intended to prevent system changes that could affect the completeness and accuracy of the data used.

With respect to timely and accurate filing of our financial results, management intends to:

•
Undertake a financial close process improvement project utilizing external consultants to identify efficiencies and enhance reporting capabilities as well as opportunities to reduce the incidence of errors.

•	Implement more robust accounting policies and work with consultants to streamline close activities and implement best practices.
•	Enhance communications between the accounting and tax groups to ensure timely and accurate tax considerations.
•	Deploy additional internal and/or external tax resources to allow for additional levels of management review controls.

 With respect to the financial statements of acquired subsidiaries, management intends to:

•	Evaluate the control environment of target acquisitions and acquired entities in a timely fashion to facilitate improvements in the subsidiary’s control environment within the year of acquisition.
•	Develop controls specifically designed to identify material errors within subsidiary financial statements.
•	Drive consistency in internal controls across all Akorn entities.
•	Deploy appropriate personnel with public company accounting experience at the subsidiary level, as needed.

Additionally, we plan on creating a new position to oversee accounting systems, administer and monitor ITGCs, coordinate between the Company’s accounting and information technology departments, identify opportunities to streamline and improve processes through greater automation, and plan to add personnel with internal controls and process improvement capabilities within the accounting function. Responsibilities will include designing internal controls and ensuring compliance, implementing global accounting policies and procedures, and implementing process improvements.

While senior management and our audit committee are closely monitoring the implementation of these remediation plans, there is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

(iv)           Changes in Internal Control Over Financial Reporting

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31,2013, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. In the fourth quarter ended December 31, 2014, we had sufficient evidence to conclude that we completed remediation of the following material weakness:

•
The Company did not have sufficient segregation of duties over information system access such that employees had the ability to inappropriately initiate and record transactions, and there were no compensating, preventative or detective controls.  Although no inappropriate transactions were identified based on our review, we believe we have a material weakness because there is a reasonable possibility that a material misstatement to the interim or annual financial statements would not be prevented or detected on a timely basis.

Management had concluded as of December 31, 2013 that the internal control over financial reporting was not effective based on the material weaknesses identified. During the year, management undertook the following steps to improve internal control over financial reporting; however, material weaknesses still exist as described above:

•	Enhanced the design of our internal control over financial reporting to include additional quality checks by each control owner and additional levels in the review process.
•	Added additional accounting staff to allow for better distribution of key financial close process activities to improve accuracy and timeliness.
•	Required all hosted software vendors to provide Service Organization Control (SOC) Type 2 reports on the suitability of design and operating effectiveness of controls at the service provider.
•	Added a Director of Financial Reporting to focus exclusively on SEC reporting and technical accounting matters.
•	Enhanced the internal audit function with the addition of three internal audit employees.

During the quarter ended December 31, 2014, the Company implemented additional controls and processes, and made enhancements to documentation and support around internal control over financial reporting. There were no other material changes in the internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

    Incorporated by reference to the sections entitled “I. – Proposals – Proposal 1 – Elections of Directors”, “II. – Corporate Governance and Related Matters” and “IV. – Executive Compensation and Other Information – Executive Officers” in the definitive proxy statement for the 2015 annual meeting and the material under the caption “Executive Officers of the Company” in Part I of this Report on Form 10-K.

Item 11. Executive Compensation.

    Incorporated by reference to the sections entitled “IV. – Executive Compensation and Other Information” in the definitive proxy statement for the 2015 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Incorporated by reference to the section entitled “III. – Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the 2015 annual meeting.

Item 13. Certain Relationships and Related Transactions and Director Independence.

    Incorporated by reference to the section entitled “II. – Corporate Governance and Related Matters – Certain Relationships and Related Transactions” in the definitive proxy statement for the 2015 annual meeting.

Item 14. Principal Accounting Fees and Services.

    Incorporated by reference to the section entitled “I. – Proposals – Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive proxy statement for the 2015 annual meeting.

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

2.2 Ω
Business Transfer Agreement dated as October 6, 2011 among Akorn, Inc., Akorn India Private Limited, Kilitch Drugs (India) Limited, and members of the promoter group of the Kilitch Drugs (India) Limited, incorporated by reference to Exhibit 2.1 to Akorn Inc.’s report on Form 8-K filed on October 6, 2011.

2.3
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

2.5 Ω
Stock and Asset Purchase and License Agreement dated as of November 15, 2013 by and among Oak Pharmaceuticals, Inc., a wholly owned subsidiary of Akorn, Inc., Merck & Co., Inc., Merck Sharp & Dohme Corp., and Inspire Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on November 21, 2013.

2.6
Agreement and Plan of Merger dated as of May 9, 2014 by and among Akorn Enterprises II, Inc., a wholly owned subsidiary of Akorn, Inc., VPI Holdings Corp., and Tailwind Management LP, incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on May 12, 2014.

2.7 Ω
Product Acquisition Agreement dated as of September 30, 2014 by and among Oak Pharmaceuticals, Inc., a wholly owned subsidiary of Akron, Inc., and Sunovion Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to Akorn’s report on Form 8-K filed on October 1, 2014.

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

10.3†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 8, 2012.

10.4†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Appendix B to the Akorn, Inc. definitive proxy statement on Schedule 14A filed on July 24, 2009.

10.5†	Form of Akorn Inc. 2014 Stock Option Plan, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on May 8, 2014.

10.6†
Form of Amendment to Executive Consulting Agreement between Akorn, Inc. and Raj Rai, dated December 8, 2009, incorporated by reference to Exhibit 10.1 to Akorn, Inc’s report on Form 8-K filed on December 22, 2009.

10.7†
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

10.9†
Form of Employment Agreement, dated December 22, 2010, between Akorn, Inc. and Joe Bonaccorsi, its Secretary, incorporated by reference to Exhibit 10.3 to Akorn, Inc.’s report on Form 8-K filed on December 28, 2010.

10.10†
Form of Employment Agreement, dated April 11, 2014, between Akorn, Inc. and Raj Rai, its Chief Executive Officer, effective January 1, 2014, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2014.

10.11†
Form of Employment Agreement, dated April 11, 2014, between Akorn, Inc. and Bruce Katinsky, its Chief Operating Officer, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2014.

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

10.15
Subordinated Promissory Note dated July 28, 2008, issued by Akorn, Inc. to The John N. Kapoor Trust Dated September 20, 1989, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.16
Subordination and Intercreditor Agreement dated July 28, 2008, by and among Akorn, Inc., The John N. Kapoor Trust Dated September 20, 1989, LaSalle Bank National Association, as administrative agent for all senior lenders party to the senior credit agreement, and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.17
Reimbursement and Warrant Agreement, dated April 15, 2009, among Akorn, Inc. Akorn (New Jersey), Inc., John N. Kapoor Trust dated 09/20/89, and EJ Funds LP, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.18
Amended and Restated Subordinated Note dated August 17, 2009, made by the Company and Akorn (New Jersey), Inc., in favor of John N. Kapoor Trust Dated 9/20/89, incorporated by reference to Exhibit 10.3 of a Form 8-K filed on August 21, 2009.

10.19
Loan and Security Agreement dated as of October 7, 2011 among Akorn, Inc., a Louisiana corporation, and its domestic subsidiaries, with certain financial institutions as lenders (Lenders), and Bank of America, N.A. as agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on October 13, 2011.

10.20
Joinder and Fourth Amendment to Loan and Security Agreement and Second Amendment to Pledge Agreement dated as of October 4, 2013 among Akorn, Inc., its domestic subsidiaries, and Bank of America, N.A., incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

10.21
Replacement Note dated as of October 4, 2013 in the principal amount of $60 million by Akorn, Inc. and its domestic subsidiaries in favor of Bank of America, N.A, incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

10.22
First Amendment to Trademark Security Agreement dated as of October 4, 2013 among Akorn, Inc. and Advanced Vision Research, Inc. in favor of Bank of America, N.A., incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

10.23
Loan Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.24
Credit Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.25
Incremental Facility Joinder Agreement dated as of August 12, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders) and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on August 15, 2014.

21.1 *	Listing of Subsidiaries of Akorn, Inc.

23.1 *	Consent of KPMG, LLP, Independent Registered Public Accounting Firm

23.2 *	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

101
The financial statements and footnotes from the Akorn, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 17, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

By:	/s/ RAJAT RAI
Rajat Rai Chief Executive Officer

Date: March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI	Chief Executive Officer	March 17, 2015
Rajat Rai

/s/ TIMOTHY A. DICK	Chief Financial Officer (Principal Financial Officer	March 17, 2015
Timothy A. Dick	and Principal Accounting Officer)

/s/ JOHN N. KAPOOR, PH.D.	Director, Chairman of the Board	March 17, 2015
John N. Kapoor, Ph.D.

/s/ KENNETH S. ABRAMOWITZ	Director	March 17, 2015
Kenneth S. Abramowitz

/s/ ADRIENNE L. GRAVES	Director	March 17, 2015
Adrienne L. Graves

/s/ RONALD M. JOHNSON	Director	March 17, 2015
Ronald M. Johnson

/s/ STEVEN J. MEYER	Director	March 17, 2015
Steven J. Meyer

/s/ BRIAN TAMBI	Director	March 17, 2015
Brian Tambi

/s/ ALAN WEINSTEIN	Director	March 17, 2015
Alan Weinstein