Form 10-Q/A
period 2014-06-30
AKORN INC
filed 2015-04-09
CIK 3116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

[1]

Explanatory Note

Overview

Akorn, Inc. (the Company), is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (the Amendment) to restate and amend the Company’s previously issued, unaudited interim financial statements and related financial information as of June 30, 2014 and for the three and six months ended June 30, 2014, which was originally filed with the Securities and Exchange Commission on August 11, 2014.  As described below, the restatement adjusts the Company’s accounting for the acquisition of Hi-Tech Pharmacal, Inc (Hi-Tech).

Background

On March 17, 2015, the Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2014 and September 30, 2014 should not be relied upon because of an error in the financial statements as of and for the three and six month periods ended June 30, 2014, which then impacted the financial statements as of and for the nine month period ended September 30, 2014, and that those financial statements would be restated to make the necessary accounting adjustments.

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

The error was limited to the Company’s financial results for the three and six months ended June 30, 2014 and the nine months ended September 30, 2014. The impact of this error for the restated three and six month periods ended June 30, 2014 is to reduce basic and diluted net income per share by approximately $0.05 per share.

Impact on Internal Control over Financial Reporting

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective because of the identification of an additional material weaknesses described as follows:

●
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

Effects of Restatement on Previously Filed June 30, 2014 Form 10-Q

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the three and six month periods ended June 30, 2014.

[2]

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

[3]

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

Consistent with the information above, the Company has revised the following items in this Form 10-Q/A:

Part I

Item 1 – Financial Statements (Unaudited) including notes 1,4,7,9,10,11,13 and 14 to the condensed consolidated financial statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 – Controls and Procedures

Additionally, in this Amendment, the Company is including currently dated certifications from the Company’s Principal Executive officer and Principal Financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2 and currently dated certification from the Company’s Principal Executive officer and Principal Financial officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 in exhibit 32.1 and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in exhibit 101.

Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on August 11, 2014 (the initial form 10-Q) are unchanged and this amendment does not reflect any events that have occurred after the initial Form 10-Q was filed.  Accordingly, this amendment should be read in conjunction with the Company’s initial Form 10-Q and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three and six month periods ended June 30, 2014 and the nine months ended September 30, 2014.

[4]

[5]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)
(Unaudited)

	June 30, 2014 (As Restated)	December 31, 2013
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$107,907	$34,178
Trade accounts receivable, net	139,973	64,998
Inventories, net	108,914	55,982
Deferred taxes, current	23,266	7,945
Prepaid expenses and other current assets	17,013	5,753
TOTAL CURRENT ASSETS	397,073	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	135,695	82,108
OTHER LONG-TERM ASSETS:
Goodwill	190,448	29,831
Product licensing rights, net	429,621	115,900
Other intangible assets, net	34,803	14,605
Deferred financing costs	16,463	5,676
Long-term investments	10,965	10,006
Deferred taxes, non-current	2,451	1,643
Other	579	3,180
TOTAL OTHER LONG-TERM ASSETS	685,330	180,841
TOTAL ASSETS	$1,218,098	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$37,794	$22,999
Purchase consideration payable	20,514	14,728
Accrued compensation	11,058	7,692
Accrued royalties	7,071	6,004
Income taxes payable	571	1,459
Accrued expenses and other liabilities	22,165	8,363
Current maturities of long-term debt	4,500	—
TOTAL CURRENT LIABILITIES	103,673	61,245
LONG-TERM LIABILITIES:
Long-term debt	706,420	108,750
Deferred tax liability	117,277	—
Lease incentive obligation and other long-term liabilities	1,830	1,630
TOTAL LONG-TERM LIABILITIES	825,527	110,380
TOTAL LIABILITIES	929,200	171,625
SHAREHOLDERS’ EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 104,088,199 and 96,569,186 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	271,584	239,235
Warrants to acquire common stock	—	17,946
Retained earnings	28,129	15,366
Accumulated other comprehensive loss	(10,815)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	288,898	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,218,098	$431,805

See notes to condensed consolidated financial statements.

[6]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
 (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
Revenues	$141,896	$77,012	$232,518	$150,866
Cost of sales (exclusive of amortization of intangibles included below)	74,078	34,920	115,044	69,629
GROSS PROFIT	67,818	42,092	117,474	81,237
Selling, general and administrative expenses	21,976	13,113	38,562	25,448
Acquisition-related costs	20,773	—	21,227	519
Research and development expenses	9,052	5,051	13,471	11,020
Amortization of intangibles	8,607	1,677	13,364	3,410

TOTAL OPERATING EXPENSES	60,408	19,841	86,624	40,397

OPERATING INCOME	7,410	22,251	30,850	40,840
Amortization of deferred financing costs	(2,436)	(207)	(8,590)	(411)
Interest expense, net	(7,917)	(2,028)	(10,078)	(4,232)
Gain from product divestiture	8,968	—	8,968	—
Other (expense) income, net	(566)	(34)	1	42

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,459	19,982	21,151	36,239
Income tax provision	2,021	7,345	7,885	12,760

INCOME FROM CONTINUING OPERATIONS	$3,438	$12,637	$13,266	$23,479
(Loss) from discontinued operations, net of tax	(503)	—	(503)	—
NET INCOME	$2,935	$12,637	$12,763	$23,479
NET INCOME PER SHARE:
Income from continuing operations, basic	$0.03	$0.13	$0.13	$0.24
(Loss) from discontinued operations, basic	—	—	—	—
NET INCOME, BASIC	$0.03	$0.13	$0.13	$0.24

Income from continuing operations, diluted	$0.03	$0.11	$0.11	$0.21
(Loss) from discontinued operations, diluted	$(0.01)	—	—	—
NET INCOME, DILUTED	$0.02	$0.11	$0.11	$0.21

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	103,183	96,122	99,926	96,025
DILUTED	118,092	112,328	117,576	112,010

COMPREHENSIVE INCOME:
Consolidated net income	$2,935	$12,637	$12,763	$23,479
Foreign currency translation (loss) income, net of tax	(153)	(4,979)	1,552	(4,621)
COMPREHENSIVE INCOME	$2,782	$7,658	$14,315	$18,858

See notes to condensed consolidated financial statements.

[7]

AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 (As Restated)
 (In Thousands)
 (Unaudited)

	Shares	Amount	Warrants to acquire Common Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	$17,946	$15,366	$(12,367)	$260,180
Net income	—	—	—	12,763	—	12,763
Exercise of stock options	238	1,242	—	—	—	1,242
Employee stock purchase plan issuances	73	829	—	—	—	829
Compensation and share issuances related to restricted stock awards	16	153	—	—	—	153
Stock-based compensation expense	—	3,175	—	—	—	3,175
Foreign currency translation adjustment	—	—	—	—	1,552	1,552
Excess tax benefit – stock compensation	—	833	—	—	—	833
Conversion of warrants	7,192	26,117	(17,946)	—	—	8,171

BALANCES AT JUNE 30, 2014	104,088	271,584	—	28,129	(10,815)	288,898

See notes to condensed consolidated financial statements.

[8]

 AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2014 (As Restated)	2013
OPERATING ACTIVITIES:
Consolidated net income	$12,763	$23,479
Loss from discontinued operations	503	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,865	6,651
Amortization of debt financing costs	8,589	411
Amortization of favorable (unfavorable) contracts	35	(318)
Amortization of inventory step-up	3,559	—
Non-cash stock compensation expense	3,331	4,244
Non-cash interest expense	2,655	2,263
Gain from product divestiture	(8,968)	—
Deferred income taxes, net	(9,959)	1,201
Excess tax benefit from stock compensation	(831)	(745)
Non-cash settlement of product warranty liability	—	(1,299)
Equity in earnings of unconsolidated joint venture	—	(76)
Changes in operating assets and liabilities:
Trade accounts receivable	(19,138)	(6,908)
Inventories	(4,213)	(4,428)
Prepaid expenses and other current assets	1,151	538
Trade accounts payable	4,965	(151)
Accrued expenses and other liabilities	8,695	(3,464)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,002	21,398
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(579,315)	(513)
Proceeds from disposal of assets	57,750	—
Payments for other intangible assets	(6,300)	—
Purchases of property, plant and equipment	(11,929)	(5,159)
NET CASH USED IN INVESTING ACTIVITIES	(539,794)	(5,672)
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	2,071	1,265
Debt financing costs	(19,654)	—
Proceeds under Borrowings	600,000	—
Proceeds from warrant exercises	8,171	—
Excess tax benefit from stock compensation	831	745
NET CASH PROVIDED BY FINANCING ACTIVITIES	591,419	2,010
Effect of exchange rate changes on cash and cash equivalents	102	(105)
INCREASE IN CASH AND CASH EQUIVALENTS	73,729	17,631
Cash and cash equivalents at beginning of period	34,178	40,871

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,907	$58,412
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$2,105	$2,152
Amount paid for income taxes	$16,449	$11,936

See notes to condensed consolidated financial statements.

[9]

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

The Company has considered the accounting and disclosure of events occurring after the balance sheet date through the original filing date of this Form 10-Q.

Restatement

Akorn, Inc. (the Company), is filing this Amendment No. 2 to its Quarterly Report on form 10-Q (the Amendment) to restate and amend the Company’s previously issued and unaudited interim financial statements and related financial information as of June 30, 2014 and for the three and six months ended June 30, 2014, which was originally filed with the Securities and Exchange Commission on August 11, 2014.  As described below, the restatement adjusts the Company’s accounting for the acquisition of Hi-Tech Pharmacal, Inc (Hi-Tech).

Background

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

[10]

The error was limited to the Company’s financial results for the three and six months ended June 30, 2014 and the nine months ended September 30, 2014. The impact of this error for the restated three and six month periods ended June 30, 2014 is to reduce basic and diluted net income per share by approximately $0.05 per share.

Effects of Restatement on Previously Filed June 30, 2014 Form 10-Q.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the three and six month periods ended June 30, 2014.

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

[11]

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

[12]

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

In calculating its chargeback expense, the Company estimated that 94.5% and 90.0% of its sales to wholesalers and distributors in the six month periods ended June 30, 2014 and June 30, 2013, respectively, would be subject to chargebacks.

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

[13]

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

[14]

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

[15]

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

[16]

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

[17]

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

[18]

For the three and six month periods ended June 30, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross sales	$283,842	$126,113	$433,142	$249,930
Less adjustments for:
Chargebacks and rebates	(125,699)	(42,966)	(177,572)	(86,729)
Product returns	(2,318)	(482)	(3,204)	(1,713)
Discounts and allowances	(5,700)	(1,947)	(8,135)	(3,922)
Admin fees	(5,393)	(2,358)	(7,545)	(4,320)
Advertising and promotions	(2,836)	(1,348)	(4,168)	(2,380)
Revenues, net	$141,896	$77,012	$232,518	$150,866

 The increase, year over year, in the provisions for chargebacks and rebates, product returns, discounts and allowances, admin fees, and advertising and promotion were related to the 125.1% and 73.3% increase in gross sales in the three and six month periods ended June 30, 2014, respectively compared to the corresponding prior year quarter and year to date period.

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

[19]

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The following table provides a summary of the activity in goodwill by segment for the six months ended June 30, 2014 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2013	$11,863	$17,968	$29,831
Currency translation adjustments	─	550	550
Acquisitions	4,854	166,667	171,521
Dispositions	─	(11,454)	(11,454)
Balances at June 30, 2014	$16,717	$173,731	$190,448

Goodwill acquired in the three and six month period ended June 30, 2014 is wholly related to the acquisition of Hi-Tech, while Goodwill dispositions in the period are the result of the Watson product disposition and ECR divestiture as further discussed in Note 11 — Business Combinations, Dispositions and Other Strategic Investments.

Goodwill acquired prior to April 1, 2014 was attributed to the Consumer Health segment was due to the Company’s acquisition of Advanced Vision Research, Inc. in May 2011, while Goodwill attributed to the Prescription Pharmaceuticals segment relates to the Company’s acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”) in February 2012, principally KDIL’s manufacturing facility in Paonta Sahib, India.

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

[20]

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

For the three and six month periods ended June 30, 2014 and 2013, the Company recorded interest expense of $5.5 million and $0 in relation to the Term Loan, respectively. As of June 30, 2014, in connection with entering into the $600.0 million term loan with JPMorgan, the Company incurred $20.3 million in deferred financing fees.  Approximately $7.4 million of this total represented loan commitment fees, of which $1.2 million and $7.1 million was amortized to expense during the three and six month periods ended June 30, 2014, respectively. The $7.1 million of loan commitment fees amortized in the six month period ended June 30, 2014 consisted of $5.0 million in ticking fees and $2.1 million in commitment fee amortization.  The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Term Loan Agreement.

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

[21]

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

[22]

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

[23]

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

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock awards (“RSAs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

[24]

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$3,438	$12,637	$13,266	$23,479
Income from continuing operations per share:
Basic	$0.03	$0.13	$0.13	$0.24
Diluted	$0.03	$0.11	$0.11	$0.21
(Loss) from discontinued operations, net of tax	$(503)	─	$(503)	─
(Loss) from discontinued operations per share
Basic	─	─	─	─
Diluted	$(0.01)	─	─	─

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	103,183	96,122	99,926	96,025
Dilutive securities:
Stock option and unvested RSAs	5,038	4,380	5,008	4,383
Stock warrants	749	6,614	3,779	6,564
Shares issuable upon conversion of convertible notes (1)	9,122	5,212	8,863	5,038
Total dilutive securities	14,909	16,206	17,650	15,985

Weighted average diluted shares outstanding	118,092	112,328	117,576	112,010

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	598	1,373	336	1,289

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

[25]

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Prescription Pharmaceuticals	$127,378	$67,362	$209,226	$132,508
Consumer Health	14,518	9,650	23,292	18,358

Total revenues	141,896	77,012	232,518	150,866

Gross Profit:
Prescription Pharmaceuticals	59,159	36,743	104,443	70,766
Consumer Health	8,659	5,349	13,031	10,471

Total gross profit	67,818	42,092	117,474	81,237

Operating expenses	60,408	19,841	86,624	40,397

Operating income	7,410	22,251	30,850	40,840
Other (expense)	(1,951)	(2,269)	(9,699)	(4,601)

Income from continuing operations before income taxes	$5,459	$19,982	$21,151	$36,239

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

[26]

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

[27]

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

Consideration:
Amount of cash paid to Hi-Tech stockholders	$605.0
Amount of cash paid to vested Hi-Tech option holders	40.5
Amount of cash paid to key executives under single-trigger separation payments upon change-in-control	4.1
$649.6

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$89.7
Accounts receivable	57.3
Inventory	53.7
Other current assets	20.6
Property and equipment	45.5
Product licensing rights	343.5
IPR&D	9.4
Customer Relationships	0.3
Trademarks	5.5
Goodwill	171.5
Other non-current assets	0.6
Total assets acquired	$797.8
Assumed current liabilities	(23.5)
Assumed non-current liabilities	(2.8)
Deferred tax liabilities	(121.9)
Total liabilities assumed	$(148.2)
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

[28]

Weighted average remaining amortization period of intangible assets acquired other than goodwill and IPR&D through the Hi-Tech acquisitions as of the closing date was 15.6 years in aggregate, 15.7 years for product licensing rights, 1 year for customer relationships and 9 years for trademarks.

During the three and six month periods ended June 30, 2014, the Company recorded net revenue of approximately $42.7 million, related to sales of the Hi-Tech products existing subsequent to the disposition and divestiture noted below.

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

[29]

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$148,552	$124,558	$297,505	$256,493
Income (loss) from continuing operations	13,382	(13,897)	32,376	(499)
Income (loss) from continuing operations per share	$0.11	$(0.14)	$0.28	$(0.00)

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

[30]

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

[31]

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

[32]

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

[33]

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

[34]

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

	Three months ended June 30,		Six months ended June 30,
Big 3 Wholesalers combined:	2014	2013	2014	2013
Percentage of gross sales	70%	57%	67%	58%
Percentage of net sales revenues	50%	38%	48%	40%

	June 30, 2014	December 31, 2013
Percentage of gross trade accounts receivable	74%	63%

[35]

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

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Income from continuing operations before income taxes	$5,459	$19,982	$21,151	$36,239
Income tax provision	2,021	7,345	7,885	12,760
Net income from continuing operations	$3,438	$12,637	$13,266	$23,479

Income tax provision as a percentage of income before income taxes	37.0%	36.8%	37.3%	35.2%

For the three and six month periods ended June 30, 2014, the Company recorded an income tax provision of $2.0 million and $7.9 million, respectively, which equals 37.0% and 37.3% of income before income tax in the applicable periods. The Company anticipates that its effective tax rate for the year 2014 will be approximately 37.7%.

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

[36]

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

[37]

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

[38]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three  and six month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$127,378	89.8%	$67,362	87.5%	$209,226	90.0%	$132,508	87.8%
Consumer Health	14,518	10.2%	9,650	12.5%	23,292	10.0%	18,358	12.2%
Total revenues	141,896	100.0%	77,012	100.0%	232,518	100.0%	150,866	100.0%
Gross profit:
Prescription Pharmaceuticals	59,159	46.4%	36,743	54.6%	104,443	49.9%	70,766	53.4%
Consumer Health	8,659	59.6%	5,349	55.4%	13,031	55.9%	10,471	57.0%
Total gross profit	67,818	47.8%	42,092	54.7%	117,474	50.5%	81,237	53.9%
Operating expenses:
SG&A expenses	21,976	15.5%	13,113	17.0%	38,562	16.6%	25,448	16.9%
Acquisition-related costs	20,773	14.6%	─	─ %	21,227	9.1%	519	0.3%
R&D expenses	9,052	6.4%	5,051	6.6%	13,471	5.8%	11,020	7.3%
Amortization of intangible assets	8,607	6.1%	1,677	2.2%	13,364	5.7%	3,410	2.3%
Operating income	$7,410	5.2%	$22,251	28.9%	$30,850	13.3%	$40,840	27.1%
Other (expense), net	(1,951)	(1.4%)	(2,269)	(3.0%)	(9,699)	(4.2%)	(4,601)	(3.1%)
Income before income taxes	5,459	3.8%	19,982	25.9%	21,151	9.1%	36,239	24.0%
Income tax provision	2,021	1.4%	7,345	9.5%	7,885	3.4%	12,760	8.4%
Income from continuing operations	3,438	2.4%	12,637	16.4%	13,266	5.7%	23,479	15.6%
(Loss) from discontinued operations, net of tax	(503)	(0.4%)	—	—	(503)	(0.2%)	—	—
Net income (loss)	$2,935	2.1%	$12,637	16.4%	$12,763	5.5%	$23,479	15.6%

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Our revenue was $141.9 million during the quarter ended June 30, 2014, representing an increase of $64.9 million, or 84.3%, over our revenue of $77.0 million for the prior year quarter ended June 30, 2013. The increase in revenue was primarily due to the Hi-Tech acquisition completed April 17, 2014, which produced $42.7 million of revenue for the quarter.  Of the remaining $22.2  million of increase, $12.9 million was attributable to products acquired in the last twelve months, $9.9 million was related to organic growth in existing products, and $0.5 million was related to newly-approved products, partially offset by a $1.1 million decline attributable to the divestiture of one Akorn product upon completion of the Hi-Tech acquisition. The Prescription Rx segment revenues of $127.4 million represented an increase of $60.0 million, or 89.1%, over the prior year quarter, with Hi-Tech sales accounting for $39.2 million of the increase, other products acquired in the last twelve months accounted for $12.9 million, and a combination of newly marketed products and organic growth accounted for the remaining $7.9 million. The Consumer Health segment revenues of $14.5 million represented an increase of $4.9 million, or 50.5%, over the prior year quarter, with the acquisition of Hi-Tech’s HCP Division accounting for $3.5 million of the increase, and organic growth, principally increased sales of private label products, accounting for the remaining $1.4 million.

Consolidated gross profit for the quarter ended June 30, 2014 was $67.8 million, or 47.8% of revenue, compared to $42.1 million, or 54.7% of revenue, in the corresponding prior year quarter.  The $25.7 million increase in gross profit dollars was principally due to the effect of business and product acquisitions, with a secondary cause being our organic growth.  The decline in gross profit margin from 54.7% in the prior year period to 47.8% in the quarter ended June 30, 2014 was principally due to the impact of a $3.6 million amortization of the required step-up in value of the acquired Hi-Tech inventory.  This incremental expense accounted for approximately 240 basis points of the 690 basis point decline.  The remainder of the decline was due to Hi-Tech producing a slightly lower overall margin, and lower margin from Akorn India.

[39]

Selling, general and administrative (“SG&A”) expenses were $22.0 million, or 15.5% of revenue, in the quarter ended June 30, 2014, compared to $13.1 million, or 17.0% of revenues, in the prior year quarter.  Of this $8.9 million increase, $3.4 million was due to the Hi-Tech acquisition and $5.5 million was related to our continuing business.  The largest components of the $5.5 million increase were a $1.7 million increase in wages and related costs, a $1.0 million increase in FDA filing fees, and a $0.7 million increase in legal expenses.

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

For the quarter ended June 30 2014, we recorded an income tax provision of $2.0 million on our pretax income from continuing operations based on an effective income tax rate of approximately 37.0%.  In the prior year quarter ended June 30, 2013, our income tax provision was $7.3 million based on an effective tax provision rate of approximately 36.8%.  The prior year provision rate was lower principally due to a larger R&D tax credit and the current year impact of certain non-deductible expenses.

During the quarter ended June 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of the operating results of ECR from April 17 through June 19, 2014 and the small gain recognized on its disposal.

We reported net income of $2.9 million for the quarter ended June 30, 2014, equal to 2.1% of revenues, compared to $12.6 million for the quarter ended June 30, 2013, representing 16.4% of revenues.  The $9.7 million decline in net income was due to the $20.8 million increase in acquisition-related costs and the $3.6 million amortization of Hi-Tech inventory step-up, which more than offset the positive operating effect of the Hi-Tech acquisition and our other business growth over the period.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

For the six months ended June 30, 2014, consolidated revenue was $232.5 million, representing an increase of $81.7 million, or 54.1%, over the prior year period’s revenue of $150.9 million.  Of the $81.7 million revenue increase, $42.7 million was related to the Hi-Tech acquisition, $25.2 million was from sales of products acquired since the beginning of 2013, $1.4 million was from sales of newly-approved products, and $13.3 million related to organic growth in existing products, partially offset by a decline of $0.9 million related to one product divested concurrent with closing the Hi-Tech acquisition.  Revenues from the Prescription Pharmaceuticals segment were $209.2 million for the six months ended June 30, 2014, an increase of $76.7 million, or 57.9%, over the six months ended June 30, 2013, with $39.2 million generated by Hi-Tech, the above-mentioned acquisitions accounting for $25.2 million, other new products accounting for $1.4 million, and organic growth accounting for $11.9 million, partially offset by $0.9 million related to one product divestiture. Consumer Health segment revenues increased $4.9 million, or 26.9%, over the prior year period with $3.5 million related to the Hi-Tech acquisition and $2.2 million related to increased sales of private label products, partially offset by a $0.8 million decline in sales of existing products.

Consolidated gross profit for the six months ended June 30, 2014 was $117.5 million, or 50.5% of revenue, compared to $81.2 million, or 53.8% of revenue in the prior year period ended June 30, 2013.  The dollar increase in gross profit was primarily related to the Hi-Tech acquisition and our other product acquisitions over the past twelve months, along with an increase in existing product sales volume.  The slight decrease in gross profit margin approximately equals the impact of amortizing the step-up in value of the acquired Hi-Tech inventory during the quarter ended June 30, 2014 of $3.6 million as the incremental expense accounted for approximately 150 basis points of the 330 basis point decline, with the remainder of the decline due to Hi-Tech producing a slightly lower overall margin, and lower margin from Akorn India.

[40]

Selling, general and administrative (“SG&A”) expenses were $38.6 million, or 16.6% of revenues, in the six months ended June 30, 2014 compared to $25.4 million, or 16.9% of revenues, in the corresponding prior year period.  Of the $13.1 million increase in SG&A expenses, $3.4 million was related to the Hi-Tech acquisition and the remaining $9.7 million was due to a number of factors, including increased headcount, higher FDA filing fees, and an increase in legal expenses.

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

For the six months ended June 30, 2014, our income tax provision on continuing operations was $7.9 million, calculated using an effective tax provision rate of 37.3%.  In the prior year period, we recorded a $12.8 million provision for income taxes, representing an effective tax rate of 35.2%.  The provision rate for the six months ended June 30, 2013 was lower primarily due to the impact of an adjustment recorded in the first quarter of 2013 related to passage of legislation renewing the availability of R&D tax credits for 2012.

During the six months ended June 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of ECR’s operating results from April 17 through June 19, 2014, and the small gain recognized on its disposal.

We reported net income of $12.8 million in the six months ended June 30, 2014, representing 5.5% of revenues generated during the period.  In the prior year six months ended June 30, 2013, we reported net income of $23.5 million, equaling 15.6% of revenue.  The current year decrease in net income was primarily due to the impact of the $20.7 million increase in acquisition-related expenses and the $3.5 million amortization of the step-up in value of Hi-Tech’s acquired inventory.  The effects of these incremental expenses more than offset the positive operating income from the acquired Hi-Tech business and the company’s other product acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the six month period ended June 30, 2014, operating activities generated $22.0 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $12.8 million, non-cash expenses of $37.0 million, an increase of $8.7 million in accrued expenses, $1.2 million in prepaid expenses and other current assets and $5.0 million in accounts payable, partially offset by a $19.1 million increase in accounts receivable, a $4.2 million increase in inventory, a $10.0 million decrease in deferred tax assets, and a $9.0 million gain from disposal of assets.  We used $539.8 million in investing activities during the six months ended June 30, 2014, consisting of $585.6 million used to acquire businesses and products and $11.9 million used to acquire fixed assets, partially offset by $57.8 million generated from our sale of businesses and products.  The primary business acquisition completed was of Hi-Tech, for which we used cash of $559.8 million from our credit facilities, net of cash acquired.  The business and product divestitures included the sale of ECR Pharmaceuticals, a subsidiary of Hi-Tech, for $41.0 million and the divestiture of various products (concurrent with the closing of the Hi-Tech acquisition) for $16.8 million.  Financing activities provided us with $591.4 million, consisting of the $600.0 million proceeds from a term loan used to finance the Hi-Tech acquisition, and $10.1 million generated from employee stock plan activity, partially offset by $19.7 million in debt financing costs related to the term loan and our new revolving credit facility with JPMorgan.

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

[41]

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

On May 9, 2014, we entered into an Agreement and Plan of Merger (the “VP Merger Agreement”) to acquire VPI Holdings Corp. (“VPI”), the parent company of VersaPharm Incorporated (“VersaPharm”) for $440.0 million in cash.  To finance the acquisition, we received a loan commitment from JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (collectively, the “Debt Commitment Parties”) to provide an incremental term loan facility of up to $445 million (the “JPM Loan Commitment”) under the existing senior secured term loan agreement, with the same maturity date and other non-pricing terms and conditions as the existing term loans under the Term Loan Agreement.  Consistent with the terms of the JPM Term Loan, interest under the JPM Loan Commitment would accrue at a variable rate based on a margin above prime or LIBOR, at our election. Please refer to Note 11 – Business Combinations, Dispositions and Other Strategic Investments for additional information about the JPM Incremental Term Loan.

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

[42]

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

[43]

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

[44]

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

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective because of the identification of an additional material weaknesses described as follows:

●
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

[45]

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

[46]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[47]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: April 9, 2015

[48]

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the quarter three and six month periods ended June 30, 2014, filed on April 9, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[49]