Form 10-Q/A
period 2014-09-30
AKORN INC
filed 2015-04-09
CIK 3116

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

[1]

Explanatory Note

Overview

Akorn, Inc. (the Company), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Amendment) to restate and amend the Company’s previously issued, unaudited interim financial statements and related financial information as of September 30, 2014 and for the nine months ended September 30, 2014, which was originally filed with the Securities and Exchange Commission on November 10, 2014.  As described below and in Note 1, the restatement adjusts the Company’s accounting for the acquisition of Hi-Tech Pharmacal, Inc (Hi-Tech).

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

The error was limited to the Company’s financial results for the three and six months ended June 30, 2014, but the error did impact the Company’s previously filed results for the nine months ended September 30, 2014 (which were filed in connection with the Company’s Form 10-Q for the quarter ended September 30, 2014) because the second quarter results were included within that period. The impact of this error for the restated nine month period ended September 30, 2014 is to reduce basic and diluted net income per share by approximately $0.06 and $0.05 per share, respectively.

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

Effects of Restatement on Previously Filed September 30, 2014 Form 10-Q

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the nine month period ended September 30, 2014.

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

[3]

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

Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on November 10, 2014 (the initial form 10-Q) are unchanged and this amendment does not reflect any events that have occurred after the initial Form 10-Q was filed.  Accordingly, this amendment should be read in conjunction with the Company’s initial Form 10-Q and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three and six month period ended June 30, 2014 and as of and for the nine month period ended September 30, 2014.

[4]

[5]

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AKORN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)
(Unaudited)

	September 30, 2014 (As Restated)	December 31, 2013
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$131,466	$34,178
Trade accounts receivable, net	145,212	64,998
Inventories, net	132,830	55,982
Deferred taxes, current	40,708	7,945
Available for sale security, current	10,804	—
Prepaid expenses and other current assets	33,075	5,753
TOTAL CURRENT ASSETS	494,095	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	139,372	82,108
OTHER LONG-TERM ASSETS:
Goodwill	285,080	29,831
Product licensing rights, net	670,757	115,900
Other intangible assets, net	254,685	14,605
Deferred financing costs	22,942	5,676
Deferred taxes, non-current	1,746	1,643
Long-term investments	208	10,006
Other	2,377	3,180
TOTAL OTHER LONG-TERM ASSETS	1,237,795	180,841
TOTAL ASSETS	$1,871,262	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade accounts payable	$36,714	$22,999
Purchase consideration payable	20,728	14,728
Income taxes payable	—	1,459
Accrued royalties	14,533	6,004
Accrued compensation	12,625	7,692
Current maturities of long-term debt	10,494	—
Accrued expenses and other liabilities	38,721	8,363
TOTAL CURRENT LIABILITIES	133,815	61,245
LONG-TERM LIABILITIES:
Long-term debt	1,146,585	108,750
Deferred tax liability	274,165	—
Lease incentive obligation and other long-term liabilities	1,946	1,630
TOTAL LONG-TERM LIABILITIES	1,422,696	110,380
TOTAL LIABILITIES	1,556,511	171,625
SHAREHOLDERS’ EQUITY:
Common stock, no par value – 150,000,000 shares authorized; 107,330,516 and 96,569,186 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	309,482	239,235
Warrants to acquire common stock	—	17,946
Retained earnings	16,480	15,366
Accumulated other comprehensive loss	(11,211)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	314,751	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,871,262	$431,805

See notes to condensed consolidated financial statements.

[6]

 AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
 (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014 (As Restated)	2013
Revenues	$132,732	$81,892	$365,250	$232,758
Cost of sales (exclusive of amortization of intangibles included below)	80,998	38,195	196,042	107,824
GROSS PROFIT	51,734	43,697	169,208	124,934
Selling, general and administrative expenses	27,779	13,645	66,341	39,093
Acquisition-related costs	8,062	1,459	29,289	1,978
Research and development expenses	7,918	4,837	21,389	15,857
Amortization of intangible assets	14,017	1,568	27,381	4,978

TOTAL OPERATING EXPENSES	57,776	21,509	144,400	61,906

OPERATING INCOME (LOSS)	(6,042)	22,188	24,808	63,028
Amortization of deferred financing costs	(2,509)	(211)	(11,099)	(622)
Interest expense, net	(11,806)	(2,155)	(21,884)	(6,387)
Gain from product divestiture	839	—	9,807	—
Other income, net	979	160	980	202

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,539)	19,982	2,612	56,221
Income tax provision (benefit)	(6,889)	7,777	996	20,537

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(11,650)	$12,205	$1,616	$35,684
(Loss) from discontinued operations, net of tax	—	—	(503)	—
NET INCOME (LOSS)	$(11,650)	$12,205	$1,113	$35,684
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$(0.11)	$0.13	$0.02	$0.37
(Loss) from discontinued operations, basic	—	—	(0.01)	—
NET INCOME (LOSS), BASIC	$(0.11)	$0.13	$0.01	$0.37

Income (Loss) from continuing operations, diluted	(0.11)	$0.11	$0.01	$0.32
(Loss) from discontinued operations, diluted	—	—	—	—
NET INCOME (LOSS), DILUTED	(0.11)	$0.11	$0.01	$0.32

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	105,438	96,238	101,784	96,096
DILUTED	105,438	113,717	118,535	112,644

COMPREHENSIVE INCOME:
Consolidated net income (loss)	$(11,650)	$12,205	$1,113	$35,684
Unrealized holding gain on available-for-sale securities, net of tax	1,070	—	1,070	—
Foreign currency translation (loss) income, net of tax	(1,466)	(2,603)	86	(7,224)
COMPREHENSIVE INCOME (LOSS)	$(12,046)	$9,602	$2,269	$28,460

See notes to condensed consolidated financial statements.

[7]

 AKORN, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (As Restated)
(In Thousands)
 (Unaudited)

	Shares	Amount	Warrants to acquire Common Stock	Retained Earnings	Other Comprehensive (Loss) Income	Total
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	$17,946	$15,366	$(12,367)	$260,180
Net income	—	—	—	1,113	—	1,113
Exercise of stock options	3,480	6,038	—	—	—	6,038
Employee stock purchase plan issuances	73	829	—	—	—	829
Compensation and share issuances related to restricted stock awards	16	438	—	—	—	438
Stock-based compensation expense	—	4,555	—	—	—	4,555
Foreign currency translation adjustment	—	—	—	—	86	86
Excess tax benefit – stock compensation	—	32,270	—	—	—	32,270
Unrealized holding gain on available-for-sale securities	—	—	—	—	1,070	1,070
Conversion of warrants	7,192	26,117	(17,946)	—	—	8,171

BALANCES AT SEPTEMBER 30, 2014	107,331	309,482	—	16,480	(11,211)	314,751

See notes to condensed consolidated financial statements.

[8]

 AKORN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014 (As Restated)	2013
OPERATING ACTIVITIES:
Consolidated net income	$1,113	$35,684
Loss from discontinued operations	503	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	37,773	9,925
Amortization of debt financing costs	11,099	622
Amortization of favorable (unfavorable) contracts	53	(475)
Amortization of inventory step-up	9,844	—
Non-cash stock compensation expense	4,994	5,674
Non-cash interest expense	3,954	3,426
Gain from product divestiture	(9,807)	—
Deferred income taxes, net	9,002	1,829
Excess tax benefit from stock compensation	(32,268)	(1,192)
Non-cash settlement of product warranty liability	—	(1,299)
Equity in earnings of unconsolidated joint venture	—	(76)
Changes in operating assets and liabilities:
Trade accounts receivable	(15,340)	(10,858)
Inventories, net	(14,177)	(4,575)
Prepaid expenses and other current assets	(14,491)	867
Trade accounts payable	2,340	1,444
Accrued expenses and other liabilities	19,677	1,414
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,269	42,410
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(929,771)	(513)
Proceeds from disposal of assets	58,750	—
Payments for other intangible assets	(8,499)	—
Purchases of property, plant and equipment	(19,393)	(7,936)
NET CASH USED IN INVESTING ACTIVITIES	(898,913)	(8,449)
FINANCING ACTIVITIES:
Proceeds under stock option and stock purchase plans	6,867	2,439
Debt financing costs	(28,462)	(2,557)
Proceeds under Borrowings	1,045,000	—
Proceeds from warrant exercises	8,171	—
Debt repayment	(81,813)	—
Excess tax benefit from stock compensation	32,268	1,192
NET CASH PROVIDED BY FINANCING ACTIVITIES	982,032	1,074
Effect of exchange rate changes on cash and cash equivalents	(99)	(218)
INCREASE IN CASH AND CASH EQUIVALENTS	97,288	34,817
Cash and cash equivalents at beginning of period	34,178	40,781
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,466	$75,598
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$8,944	$2,178
Amount paid for income taxes, net of refunds received	$6,226	$18,690

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

Restatement

Akorn, Inc. (the Company), is filing this Amendment No. 1 to its Quarterly Report on form 10-Q (the Amendment) to restate and amend the Company’s previously issued and unaudited interim financial statements and related financial information as of September 30, 2014 and for the nine months ended September 30, 2014, which was originally filed with the Securities and Exchange Commission on November 10, 2014.  As described below, the restatement adjusts the Company’s accounting for the acquisition of Hi-Tech Pharmacal, Inc (Hi-Tech).

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

[10]

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

The error was limited to the Company’s financial results for the three and six months ended June 30, 2014, but the error did impact the Company’s previously filed results for the nine months ended September 30, 2014 (which were filed in connection with the Company’s Form 10-Q for the quarter ended September 30, 2014) because the second quarter results were included within that period. The impact of this error for the restated nine month period ended September 30, 2014 is to reduce basic and diluted net income per share by approximately $0.06 and $0.05 per share, respectively.

Effects of Restatement on Previously Filed September 30, 2014 Form 10-Q

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the nine month period ended September 30, 2014.

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

[11]

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

[12]

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

[14]

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

[17]

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

[18]

The current period increases in gross accounts receivable, chargebacks and rebates and cash discounts were primarily related to the acquisitions of Hi-Tech and VersaPharm Inc. (“VersaPharm”) during the nine month period ended September 30, 2014, which acquisitions are further described in Note 11 – Business Combinations, Dispositions and Other Strategic Investments.

For the three and nine month periods ended September 30, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross sales	$391,256	$137,235	$824,397	$387,165
Less adjustments for:
Chargebacks and rebates	(231,324)	(49,373)	(408,895)	(136,102)
Product returns	(6,458)	(719)	(9,662)	(2,432)
Discounts and allowances	(9,424)	(2,228)	(17,559)	(6,150)
Admin fees	(9,491)	(2,035)	(17,037)	(6,355)
Advertising and promotions	(1,827)	(988)	(5,994)	(3,368)
Revenues, net	$132,732	$81,892	$365,250	$232,758

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

[19]

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

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:
The following table provides a summary of the activity in goodwill by segment for the nine months ended September 30, 2014 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2013	$11,863	$17,968	$29,831
Currency translation adjustments	─	85	85
Acquisitions	4,854	261,763	266,617
Dispositions	─	(11,454)	(11,454)
Balances at September 30, 2014	$16,717	$268,363	$285,080

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

[20]

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

[21]

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

[22]

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

[23]

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

[24]

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

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock awards (“RSAs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (1)	2013	2014	2013
Income (loss) from continuing operations	$(11,650)	$12,205	$1,616	$35,684
Income (loss) from continuing operations per share:
Basic	$(0.11)	$0.13	$0.02	$0.37
Diluted	$(0.11)	$0.11	$0.01	$0.32
(Loss) from discontinued operations, net of tax	─	─	$(503)	─
(Loss) from discontinued operations per share:
Basic	─	─	$(0.01)	─
Diluted	─	─	─	─

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	105,438	96,238	101,784	96,096
Dilutive securities:
Stock option and unvested RSAs	─	4,510	4,748	4,408
Stock warrants	─	6,687	2,505	6,635
Shares issuable upon conversion of convertible notes (2)	─	6,282	9,498	5,505
Total dilutive securities	─	17,479	16,751	16,548

Weighted average diluted shares outstanding	105,438	113,717	118,535	112,644

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	─	1,110	740	1,335

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

[25]

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Prescription Pharmaceuticals	$120,022	$72,677	$329,248	$205,185
Consumer Health	12,710	9,215	36,002	27,573

Total revenues	132,732	81,892	365,250	232,758

Gross Profit:
Prescription Pharmaceuticals	45,524	38,372	149,967	109,138
Consumer Health	6,210	5,325	19,241	15,796

Total gross profit	51,734	43,697	169,208	124,934

Operating expenses	57,776	21,509	144,400	61,906

Operating income (loss)	(6,042)	22,188	24,808	63,028
Other (expense)	(12,497)	(2,206)	(22,196)	(6,807)

Income (loss) from continuing operations before income taxes	$(18,539)	$19,982	$2,612	$56,221

[26]

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

[27]

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

[28]

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

[29]

The following table sets forth the consideration paid for the Hi-Tech Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date.  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach.

Consideration:	Initial Fair Valuation	Measurement Period Adjustments	Adjusted Fair Valuation
Amount of cash paid to Hi-Tech stockholders	$605.0	$—	$605.0
Amount of cash paid to vested Hi-Tech option holders	40.5	—	40.5
Amount of cash paid to key executives under single-trigger separation payments upon change-in-control	4.1	—	4.1
	$649.6	$—	$649.6

Recognized amounts of identifiable assets acquired and liabilities assumed:	Initial Fair Valuation	Measurement Period Adjustments	Adjusted Fair Valuation
Cash and cash equivalents	$89.7	$—	$89.7
Accounts receivable	57.3	(3.5)	53.8
Inventory	53.7	(0.7)	53.0
Other current assets	20.6	(0.2)	20.4
Property and equipment	45.5	(1.8)	43.7
Product licensing rights	343.5	—	343.5
IPR&D	9.4	—	9.4
Customer Relationships	0.3	—	0.3
Trademarks	5.5	—	5.5
Goodwill	171.5	4.5	176.0
Other non-current assets	0.6	—	0.6
Total assets acquired	$797.8	$(1.7)	$796.1
Assumed current liabilities	(23.5)	1.7	(21.8)
Assumed non-current liabilities	(2.8)	—	(2.8)
Deferred tax liabilities	(121.9)	—	(121.9)
Total liabilities assumed	$(148.2)	$1.7	$(146.5)
	$649.6	$—	$649.6

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

During the three and nine month periods ended September 30, 2014, the Company recorded net revenue of approximately $20.7 million and $63.4 million, respectively related to sales of the Hi-Tech products existing subsequent to the disposition and divestiture noted below.

[30]

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

[31]

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$139,880	$148,288	$480,714	$430,550
Income (loss) from continuing operations	(6,562)	6,296	28,243	(14,698)
Income (loss) from continuing operations per share	$(0.06)	$0.06	$0.24	$(0.15)

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

[32]

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

[33]

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

[34]

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

[35]

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

[36]

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

	Three months ended September 30,		Nine months ended September 30,
Big 3 Wholesalers combined:	2014	2013	2014	2013
Percentage of gross sales	79%	61%	73%	59%
Percentage of net sales revenues	47%	41%	48%	41%

	September 30, 2014	December 31, 2013
Percentage of gross trade accounts receivable	80%	63%

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

[37]

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

NOTE 14 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations before income taxes	$(18,539)	$19,982	$2,612	$56,221
Income tax (benefit) provision	(6,889)	7,777	996	20,537
Net income (loss) from continuing operations	$(11,650)	$12,205	$1,616	$35,684

Income tax provision/benefit as a percentage of income/loss before income taxes	37.2%	38.9%	38.1%	36.5%

For the three month period ended September 30, 2014, the Company recorded an income tax benefit of $6.9 million and in the nine month period ended September 30, 2014, the Company recorded an income tax provision of $1.0 million, which equals 37.2% and 38.1% of income/loss before income tax in the applicable periods. The Company anticipates that its effective tax rate for the year 2014 will be approximately 40.8%. The expected effective tax rate for the year is greater than that for the 9 months ended September 30, 2014 due to a discrete item that was taken into account in the third quarter.

[38]

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

[39]

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

[40]

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

[41]

RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three  and nine month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$120,022	90.4%	$72,677	88.7%	$329,248	90.1%	$205,185	88.2%
Consumer Health	12,710	9.6%	9,215	11.3%	36,002	9.9%	27,573	11.8%
Total revenues	132,732	100.0%	81,892	100.0%	365,250	100.0%	232,758	100.0%
Gross profit:
Prescription Pharmaceuticals	45,524	37.9%	38,372	52.8%	149,967	45.5%	109,138	53.2%
Consumer Health	6,210	48.9%	5,325	57.8%	19,241	53.4%	15,796	57.3%
Total gross profit	51,734	39.0%	43,697	53.4%	169,208	46.3%	124,934	53.7%
Operating expenses:
SG&A expenses	27,779	20.9%	13,645	16.7%	66,341	18.2%	39,093	16.8%
Acquisition-related costs	8,062	6.1%	1,459	1.8%	29,289	8.0%	1,978	0.9%
R&D expenses	7,918	6.0%	4,837	5.9%	21,389	5.9%	15,857	6.8%
Amortization of intangible assets	14,017	10.6%	1,568	1.9%	27,381	7.5%	4,978	2.1%
Operating income (loss)	$(6,042)	(4.6%)	$22,188	27.1%	$24,808	6.8%	$63,028	27.1%
Other (expense), net	(12,497)	(9.4%)	(2,206)	(2.7%)	(22,196)	(6.1%)	(6,807)	(3.0%)
Income (loss) before income taxes	(18,539)	(14.0%)	19,982	24.4%	2,612	0.7%	56,221	24.1%
Income tax provision (benefit)	(6,889)	(5.2%)	7,777	9.5%	996	0.3%	20,537	8.8%
Income (loss) from continuing operations	(11,650)	(8.8%)	12,205	14.9%	1,616	0.4%	35,684	15.3%
(Loss) from discontinued operations, net of tax	—	—	—	—	(503)	(0.1%)	—	—
Net income (loss)	$(11,650)	(8.8%)	$12,205	14.9%	$1,113	0.3%	$35,684	15.3%

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

[42]

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

We reported a net loss of $11.7 million for the quarter ended September 30, 2014, equal to (8.8%) of revenues, compared to net income of $12.2 million for the quarter ended September 30, 2013, representing 14.9% of revenues.  The $23.9 million decline in net income was primarily due to the $39.9 million impact of pricing increases taken on Clobetasol and other certain products which decreased comparative gross profit margin, a $12.4 million increase in amortization of Hi-Tech and VersaPharm intangible assets acquired, $6.6 million increase in acquisition-related costs, the $6.3 million amortization of Hi-Tech and VersaPharm inventory step-up, and the $2.3 million increase in debt financing cost amortization in the period, which more than offset the positive operating effect of the Hi-Tech and VersaPharm acquisition and our other business growth over the period.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

For the nine months ended September 30, 2014, consolidated revenue was $365.3 million, representing an increase of $132.5 million, or 56.9%, over the prior year period’s revenue of $232.8 million.  The increase in revenue in the nine months ended September 30, 2014, was primarily due to the acquisitions completed during the year including a full nine months of the Merck and Betimol products, six months of Zioptan activity, five months of Hi-Tech revenues, and two months of VersaPharm revenues which produced $109.4 million of revenue for the period, $24.5 million related to organic growth in existing products due to increased unit sales and increases in average sales prices, and $2.0 million was from sales of newly-approved products, partially offset by a decline of $3.5 million related to products divested or discontinued since the beginning of 2013. In addition, sales associated with the Hi-Tech acquisition were impacted by $39.9 million due to additional chargeback exposure, contractually obligated price protection and other charges resulting from price increases on Clobetasol and other products. Excluding the effect of the pricing increases revenues during the nine month period ended September 30, 2014 would have been $405.2 million. Revenues from the Prescription Pharmaceuticals segment were $329.2 million for the nine months ended September 30, 2014, an increase of $124.1 million, or 60.5%, over the nine months ended September 30, 2013, with acquisitions accounting for $103.1 million, organic growth accounting for $22.5 million, and other new products accounting for $2.0 million, partially offset by $3.5 million related to products divested or discontinued since the beginning of 2013. Consumer Health segment revenues increased $8.4 million, or 30.6%, over the prior year period with acquisitions accounting for $6.4 million of the increase and $2.9 million related to increased sales of private label products, partially offset by a $0.9 million decline in sales of existing products.

Consolidated gross profit for the nine months ended September 30, 2014 was $169.2 million, or 46.3% of revenue, compared to $124.9 million, or 53.7% of revenue in the prior year period ended September 30, 2013.  The $44.3 million increase in gross profit dollars was primarily related to the Hi-Tech and VersaPharm acquisitions and our other product acquisitions over the past twelve months, along with an increase in organic product sales growth.  The decline in gross profit margin was principally due to a $39.9 million impact of pricing increases taken on certain products which decreased comparative margin. Further the decline in gross profit margin was the result of the effect of a $6.7 million amortization of the required step-up in value of the acquired Hi-Tech inventory and $3.1 million of amortization of the required step-up in value of the acquired VersaPharm inventory.  These incremental step-up expenses accounted for approximately 260 basis points of the 7.4% decline.  Excluding the impact on the price change and the amortization of inventory step up associated with the Hi-Tech and VersaPharm acquisitions gross profit margin for the quarter was 54.0%.

[43]

SG&A expenses were $66.3 million, or 18.2% of revenues, in the nine months ended September 30, 2014 compared to $39.1 million, or 16.8% of revenues, in the corresponding prior year period.  Of the $27.2 million increase in SG&A expenses, $7.3 million was related to the Hi-Tech acquisition, $1.5 million was related to the VersaPharm acquisition, and the remaining $18.4 million was due to a number of factors, including increased headcount, higher FDA filing fees, higher marketing costs associated with our branded business and an increase in legal expenses.

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

For the nine months ended September 30, 2014, our income tax provision on continuing operations was $1.0 million, calculated using an effective tax provision rate of 38.1%.  In the prior year period, we recorded a $20.5 million provision for income taxes, representing an effective tax rate of 36.5%.  The provision rate for the nine months ended September 30, 2014 was increased primarily due to the impact of an adjustment recorded in the first quarter of 2013 related to passage of legislation renewing the availability of R&D tax credits for 2012 and the current year impact of certain non-deductible expenses.

During the nine months ended September 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of ECR’s operating results from April 17 through June 19, 2014, and the small gain recognized on its disposal.

We reported net income of $1.1 million in the nine months ended September 30, 2014, representing 0.3% of revenues generated during the period.  In the prior year nine months ended September 30, 2013, we reported net income of $35.7 million, equaling 15.3% of revenue.  The current year decrease in net income was primarily due to the $39.9 million impact of pricing increases taken on certain products which decreased comparative margin, the $27.3 million increase in acquisition-related expenses incurred, a $22.4 million increase in amortization of Hi-Tech and VersaPharm intangible assets acquired,  the $9.8 million amortization of the step-up in value of Hi-Tech’s and VersaPharm’s acquired inventory, and the $10.5 million increase in debt financing cost amortization in the period, The effects of these incremental expenses more than offset the positive operating income from the acquired Hi-Tech and VersaPharm businesses and the Company’s other product acquisitions and gain recognized related to product dispositions in the period.

FINANCIAL CONDITION AND LIQUIDITY

Overview

During the nine month period ended September 30, 2014, operating activities generated $14.3 million in cash flows.  This positive cash flow was principally the result of our consolidated net income of $1.1 million, loss from discontinued operations of $0.5 million, non-cash expenses of $67.7 million, an increase of $19.7 million in accrued expenses, $2.3 million in accounts payable, and $9.0 million in deferred tax assets, net, partially offset by a $32.3 million excess tax benefit from stock compensation, a $15.3 million increase in accounts receivable, a $14.5 million increase in prepaid expenses and other current assets, a $14.2 million increase in inventory, and a $9.8 million gain from disposal of assets.  We used $898.9 million in investing activities during the nine months ended September 30, 2014, consisting of $938.3 million used to acquire businesses and products and $19.4 million used to acquire fixed assets, partially offset by $58.8 million generated from our sale of businesses and products.  Primary business acquisitions completed were with respect to Hi-Tech and VersaPharm, for which we used cash of $910.6 million from our credit facilities, net of cash acquired.  The business and product divestitures included the sale of ECR Pharmaceuticals, a subsidiary of Hi-Tech, for $41.0 million and the divestiture of various products (concurrent with the closing of the Hi-Tech and VersaPharm acquisitions) for $17.8 million.  Financing activities provided us with $982.0 million, consisting of the $600.0 million proceeds from an existing term loan used to finance the Hi-Tech acquisition, $445.0 million in proceeds from an incremental term loan used to finance the VersaPharm acquisition, and $47.3 million generated from employee stock plan activity and proceeds under various options and warrant exercises, partially offset by $81.8 million of debt repayment related to the VersaPharm acquisition and $28.5 million in debt financing costs related to the existing and incremental term loans and our new revolving credit facility with JPMorgan.

[44]

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

[45]

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

[46]

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

[47]

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

[48]

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

[49]

Item 5. Other Information.

None.

 Item 6. Exhibits.

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

[50]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKORN, INC.

/s/ TIMOTHY A. DICK
Timothy A. Dick
Chief Financial Officer
(on behalf of the registrant and as its Principal Financial Officer)

Date: April 9, 2015

[51]

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

101 *
The financial statements and footnotes from the Akorn, Inc. Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014, filed on April 9, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[52]