Form 10-K/A
period 2014-12-31
AKORN INC
filed 2015-04-30
CIK 3116

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 24, 2015 was 114,432,933.

Documents incorporated by reference: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the annual report on Form 10-K of Akorn, Inc. (“we,” “us,” “our,” “the Company,” or “Akorn”) for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2015 (the “Original Filing”).

This Amendment to the Original Filing is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K requires the information in the above referenced items be included in the Form 10-K filing or incorporated by reference from our definitive Proxy Statement if such statement is filed no later than 120 days after our last fiscal year end. We do not expect to file a definitive Proxy Statement containing the above referenced items within such 120-day period and therefore Part III information is filed hereby as an amendment to our Original Filing.

In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for our 2014 Annual Meeting has been deleted and (ii) the information with respect to the number of outstanding shares of common stock has been updated. The Company is also supplementing its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required to be filed with this Amendment, which are filed with this Amendment. Except for the addition of the Part III information, the updates to the cover page and the supplemental exhibit list, no other changes have been made to the Original Filing.

As previously disclosed, on April 20, 2015, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, upon the recommendation of the Company’s management concluded that the Company’s previously issued consolidated financial statements for the year ended December 31, 2014, contained in the Original Filing and the previously issued unaudited condensed consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q/A for the quarters ended June 30, 2014 and September 30, 2014, and the disclosures and related communications for each of these periods, should not be relied upon because of errors in the financial statements in those associated periods. Furthermore, management’s report on the effectiveness of internal control over financial reporting as of December 31, 2014 should no longer be relied upon. Additionally, the opinion of the Company’s independent registered public accounting firm, KPMG LLP, (“KPMG”) on the consolidated financial statements for the year ended December 31, 2014, as well as KPMG’s opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, should no longer be relied upon.

FORM 10-K TABLE OF CONTENTS

		Page

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 13.	Certain Relationships and Related Transactions and Director Independence	29
Item 14.	Principal Accounting Fees and Services	30
PART IV
Item 15.	Exhibits, Financial Statement Schedules	31

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table and narrative description sets forth as of the filing date, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected as one of our directors, of each of the seven individuals nominated for election as director.  Unless otherwise indicated, each nominee has been engaged in the principal occupation or occupations described below for more than the past five years.

Name	Age	Director Since	Present Position with Akorn

John N. Kapoor, Ph.D.	71	1990	Chairman of the Board
Kenneth S. Abramowitz 1	64	2010	Director
Adrienne L. Graves 2,3	61	2012	Director
Ronald M. Johnson 1,2, 4	69	2003	Director
Steven J. Meyer 1,3	58	2009	Director
Brian Tambi	70	2009	Director
Alan Weinstein 2,3	72	2009	Director
Terry Rappuhn 1	58	2015	Director

1	Member of the Audit Committee. Mr. Meyer is Chair of this committee.
2	Member of the Compensation Committee. Dr. Graves is Chair of this committee.
3	Member of the Nominating and Corporate Governance Committee. Mr. Weinstein is Chair of this committee.
4	As stated on the Form 8-K filed March 12, 2015, Ronald Johnson informed Akorn of his decision to not stand for reelection for the Board of Directors for personal health reasons.

John N.  Kapoor, Ph.D.  Dr.  Kapoor has served as the Chairman of our Board since October 1990.  Dr.  Kapoor served as our interim Chief Executive Officer from March 2001 to May 2002 and as our Chief Executive Officer from May 2002 to December 2002.  Dr. Kapoor is the President of EJ Financial Enterprises, Inc.  (a health care consulting and investment company).  Dr. Kapoor is the Chairman of the Board of Directors of Insys Therapeutics, Inc. (NASDAQ: INSY) a publicly held drug development company focused on pain and oncology, into which NeoPharm, Inc.  (previously a publicly held biopharmaceutical company) merged in October 2010.   Prior to NeoPharm’s merger, Dr. Kapoor was the chairman of its board of directors. Under agreements between us and the John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. John N. Kapoor, our Chairman of the Board, the Kapoor Trust is entitled to designate one individual to be nominated and recommended by our Board for election as a director.   Dr. Kapoor was designated by the Kapoor Trust for this purpose.

Kenneth S. Abramowitz.  Mr. Abramowitz was elected to the Board of Directors in May 2010.  Mr. Abramowitz is a co-founder and Managing General Partner of NGN Capital. He joined NGN Capital from The Carlyle Group in New York where he was Managing Director from 2001 to 2003, focused on U.S. buyout opportunities in the healthcare industry. Prior to that, Mr. Abramowitz worked as an Analyst at Sanford C. Bernstein & Company where he covered the medical supply, hospital management and Health Maintenance Organization (HMO) industries for 23 years. Mr. Abramowitz earned a B.A. from Columbia University in 1972 and an M.B.A. from Harvard Business School in 1976. Mr. Abramowitz currently sits on the Board of Directors of EKOS Corporation, OptiScan Biomedical Corporation, Cerapedics, Inc., Valtech Cardio and Small Bone Innovations, Inc. He previously served as a director at Option Care, Inc., Sightline Technologies Ltd. and Power Medical Interventions, as well as MedPointe and ConnectiCare Holdings, Inc.

Adrienne L. Graves, Ph.D.  Dr. Graves was appointed a director by the Board in March 2012.  Dr. Graves is a visual scientist by training and a global industry leader in ophthalmology. From 2002 to 2010, Dr. Graves was President and Chief Executive Officer of Santen Inc., the U.S. subsidiary of Santen Pharmaceutical Co., Ltd. She joined Santen Inc. in 1995 as Vice President of Clinical Affairs to initiate the company's clinical development efforts in the U.S. Prior to joining Santen Inc., Dr. Graves spent nine years with Alcon Laboratories, Inc. in various roles. She currently serves on the Boards of TearLab Corporation, Encore Vision, the American Academy of Ophthalmology Foundation, the Pan-American Ophthalmology Foundation, the American Association for Cataract and Refractive Surgery, the Glaucoma Research Foundation, KeepYourSight Foundation, the Corporation Committee for the Brown University Medical School, Aerpio Therapeutics, Himalayan Cataract Project, Nicox SA, Envisia Therapeutics and the Advisory Board for Amach Capital Partners. Dr. Graves also co-founded Ophthalmic Women Leaders and Glaucoma 360. She received her B.A. in Psychology with honors from Brown University, her Ph. D. in Psychobiology from the University of Michigan and completed a postdoctoral fellowship in visual neuroscience at the University of Paris.

Ronald M. Johnson. Mr. Johnson was appointed a director by the Board in May 2003. Mr. Johnson served as president of Becker & Associates Consulting, a firm which provides consulting services to the pharmaceutical, biologics and medical device industries on United States Food and Drug Administration (“FDA”) regulatory requirements, until retiring from that firm April 2013. Mr. Johnson currently serves as an independent consultant. Previously, Mr. Johnson was Executive Vice President of The Lewin Group, a subsidiary of Quintiles Transnational, Inc., which provides various healthcare consulting services to state and federal governments, healthcare insurers and healthcare institutions. Prior to joining The Lewin Group, Mr. Johnson served as Executive Vice President of Quintiles Consulting, a business unit of Quintiles Transnational, Inc. from 1997 to 2006. Quintiles Consulting provides consulting services to the pharmaceutical, medical device, biologic and biotechnology industries in their efforts to meet FDA regulatory requirements. Mr. Johnson also spent 30 years with the FDA, holding various senior level positions primarily in the compliance and enforcement areas.

Steven J. Meyer.  Mr. Meyer was appointed a director by the Board in June 2009.  Since 2005, Mr. Meyer has served as the Chief Financial Officer of JVM Realty, a private firm specializing in the acquisition, re-positioning and management of multi-family housing for qualified investors.  Mr. Meyer sits on the Board of Directors for INSYS Therapeutics.  Mr. Meyer also served as the Corporate Treasurer and International Controller and VP of Global Operations during a 23-year career at Baxter International, Inc.

Brian Tambi.  Mr. Tambi was appointed a director by the Board in June 2009.  Since August 2006, Mr. Tambi has served as the Chairman of the Board, President & CEO of BrianT Laboratories and has been a member of the Board of Directors of Insys Therapeutics since July 2007.  From November 1995 to July 2006, Mr. Tambi was the Chairman of the Board, President & CEO of Morton Grove Pharmaceuticals, Inc., a leading manufacturer and marketer of oral liquid and topical pharmaceuticals.  Mr. Tambi has over 30 years of executive management experience with companies such as IVAX Corporation, Fujisawa Pharmaceutical Company USA, LyphoMed Inc., and Bristol-Myers International Group.  EJ Funds nominated Mr. Tambi to serve on the Board of Directors pursuant to its rights under the April 13, 2009 Modification, Warrant and Investor Rights Agreement with EJ Funds that, among other things, granted EJ Funds the right to require us to nominate two directors to serve on our Board of Directors. Mr. Tambi was nominated pursuant to the rights of EJ Funds under the April 13, 2009 Modification, Warrant and Investor Rights Agreement to nominate two directors to serve on our Board of Directors (the other seat for nomination remains vacant).

Alan Weinstein.  Mr. Weinstein was appointed a director by the Board in July 2009.  Since 2000, Mr. Weinstein has provided consulting services to supplier clients in the areas of hospital organization, hospital operations, and working with group purchasing   organizations.  Previously, Mr. Weinstein was the Founder and President of Premier, Inc., an organization which provides various shared services to member hospitals.  Mr. Weinstein serves as a director on the boards of Vascular Pathways, Inc., Precyse, SutureExpress and OpenMarkets, and serves on the board of trustees of the Rosalind Franklin University of Medicine and Science.

Terry Rappuhn. Ms. Rappuhn was appointed a director by the Board in April 2015. Ms. Rappuhn has served on the boards of AGA Medical Holdings, Inc., where she served as the board’s audit committee chairperson and Genesis HealthCare Corporation, where she served as the board’s audit committee chairperson and as a member of the compliance and compensation committees. From 1999 to April 2001, Ms. Rappuhn served as Senior Vice President and Chief Financial Officer of Quorum Health Group, Inc., an owner and operator of acute care hospitals. From 1996 to 1999 and from 1993 to 1996, Ms. Rappuhn served as Quorum's Vice President, Controller and Assistant Treasurer and as Vice President, Internal Audit, respectively. Ms. Rappuhn holds a Bachelor of Business Administration from Middle Tennessee State University and is a Certified Public Accountant.

There is no family relationship among any of the directors or executive officers of the Company.

During the past ten years none of the persons currently serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K, which include: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Executive Officers

The following table identifies our current executive officers, the positions they hold, and the year in which they became an officer.  Our officers are appointed by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Year Became Officer

Raj Rai	Chief Executive Officer (“CEO”)	48	2009
Timothy A. Dick	Chief Financial Officer (“CFO”)	45	2009
Joseph Bonaccorsi	Senior Vice President, General Counsel, and Secretary (“General Counsel”)	50	2009
Bruce Kutinsky	Chief Operating Officer (“COO”)	49	2010
John R. Sabat	Senior Vice President, National Accounts and Trade Relations	66	2004
Mark M. Silverberg	Executive Vice President, Global Quality Assurance and Alliance Management	61	2006

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

John R. Sabat.  Mr. Sabat assumed the position of Senior Vice President, National Accounts and Trade Relations in June 2009, after serving as Senior Vice President Sales, Marketing and National Accounts since February 2009.  He had served as our Senior Vice President, National Accounts since October 2004.  He joined us in June 2003 as Vice President, National Accounts.  Prior to joining us, he served as Vice President, Sales and Marketing with Major Pharmaceuticals, a division of Apotex, Inc., and a manufacturer and worldwide distributor of proprietary, multi-source prescription and over-the-counter pharmaceuticals.

 Mark M. Silverberg.  Mr. Silverberg currently serves as our Executive Vice President, Global Quality Assurance and Alliance Management, after serving as Senior Vice President, Global Quality Assurance since May 2006.  He joined us in April 2005 as Vice President, Global Compliance.  Prior to joining us, Mr. Silverberg served as Director of Division Quality for the Diagnostics Division of Abbott Laboratories.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors, and any persons who own more than 10% of common stock, to file reports of ownership of, and transactions in, our common stock with the SEC and to furnish copies of such reports to us. Based solely on our review of the copies of such forms and amendments thereto furnished to us and written representations that no other such statements were required, we believe that during fiscal year 2014 our officers, directors and any person whom we understand beneficially owns more than 10% of our common stock complied with all such requirements, other than (i) a Form-4 filing for Mr. Dick which was filed on September 9, 2014 and (ii) a Form-5 filing for Mr. Weinstein filed on February 10, 2014.

CODE OF ETHICS

Our Board has adopted a Code of Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Ethics with respect to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.  A copy of the Code of Ethics can be obtained at our website.  Our website address is http://www.akorn.com (the contents of such website are not incorporated into this proxy statement).  In addition, our Board has adopted a general code of ethics that is applicable to all of our employees and directors.

Our Audit Committee has adopted a whistleblower policy in compliance with Section 806 of the Sarbanes-Oxley Act.  The whistleblower policy allows employees to confidentially submit a good faith complaint regarding accounting or audit matters to the Audit Committee and management without fear of dismissal or retaliation.  This policy, as well as a copy of our code of ethics, was distributed to all our employees for signature and signed copies are on file in our Human Resources Department.

Audit Committee

The Audit Committee of the Board oversees our corporate accounting and financial reporting process and audits of our financial statements.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews and approves all related person transactions; reviews the financial statements to be included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q; and discusses with management and the independent auditors the results of the annual audit and the results of the reviews of our quarterly financial statements.  The Audit Committee met four (4) times during the 2014 fiscal year.  A current copy of the Audit Committee Charter, which has been adopted and approved by the Board, is available on our website at http://www.akorn.com (the contents of such website are not incorporated into this proxy statement).

The Board has reviewed NASDAQ’s definition of independence for Audit Committee members and has determined that all members of our Audit Committee are “independent” under the listing standards of NASDAQ.  Further, the Board determined that each of the members of the Audit Committee is “independent” in accordance with Rule 10A-3 of the Exchange Act. The Board has determined that Mr. Meyer qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.  The Board made a qualitative assessment of Mr. Meyer’s level of knowledge and experience based on a number of factors, including his formal education, and his experience as the Chief Financial Officer of JVM Realty, a private firm specializing in the acquisition, re-positioning and management of multi-family housing for qualified investors, as well as his experience as Corporate Treasurer and International Controller and VP of Global Operations at Baxter International, Inc.  Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Meyer’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Meyer any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of our Audit Committee or the Board.

Procedures by which Stockholders may Nominate Directors

There have been no material changes in the procedures by which stockholders may nominate directors since our last definitive Proxy Statement.

Item 11. Executive Compensation

 Compensation Discussion and Analysis

The following Compensation Discussion and Analysis presents an overview of our compensation program, focusing on the elements of compensation awarded or paid to our executive officers, including our CEO, Chief Financial Officer and the other executive officers named in the Summary Compensation Table (collectively, “Named Executive Officers”).

The Compensation Committee considers shareholder input when setting compensation for the Company’s Named Executive Officers.  At the 2014 annual meeting of shareholders, 99.3% of the votes cast on the advisory vote on executive compensation were in favor of our executive compensation program.  The Board and the Compensation Committee reviewed these results and determined that, given the significant level of shareholder support, no major re-examination of our executive compensation program was deemed to be necessary at this time.  The Compensation Committee will continue to consider the outcome of the annual advisory votes to approve executive compensation when making future compensation decisions for the Named Executive Officers.

Compensation Philosophy and Objectives

The Compensation Committee leads the development of our compensation philosophies and practices, and attempts to ensure that the total compensation paid to our executive officers is fair and reasonable relative to the extremely competitive nature of the specialty pharmaceutical industry of which we are a part. For several years, our Company forged through business and financial challenges, and has more recently experienced a significant turn-around that is largely attributable to the success of our current management team. During the challenging downturn years, the Compensation Committee focused intently on attracting and rewarding executives with the unique intersection of industry and turnaround skills and made compensation decisions based on our objective of aligning the Company’s key executives’ goals and incentive pay with the goals of our shareholders in order to enable and encourage the turn-around effort. Consistent with our ongoing goal to keep the Company’s key executives’ objectives and incentive pay aligned with the goals of our shareholders, we continue to pursue a compensation philosophy that is intended to provide total compensation opportunities, which include base salary, bonus, long term equity compensation, and a health and welfare benefits package intended to incentivize the uniquely skilled employees who will continue to carry out our strategic plan, mission, and goals, while maintaining our required high quality standards and growth.

In 2012, we refined our compensation philosophy to reflect the Company’s current posture in the industry in order to align it with the achievement of the Company’s business strategies.  Accordingly, we developed and adopted a philosophy that is intended to serve the foundation upon which the executive compensation program is structured and administered and to serve as a basis for guiding the continued development and evolution of the program.

Our compensation philosophy is based on the following goals and principles:
•	Attract and retain results-oriented executives with proven track records of success to ensure the Company has the caliber of executives needed to perform at the highest levels of the industry,
•	Support Company growth, alignment with shareholder interests, and the achievement of other key corporate goals and objectives,
•	Be designed to achieve external competitiveness, internal equity, and be cost-effective,
•	Focus attention on and appropriately balance current priorities and the longer-term strategy of the Company through short-and long-term incentives,
•
Encourage teamwork and cooperation while recognizing individual contributions by linking variable compensation to Company and individual performance based on position responsibilities and ability to influence financial and organizational results,

•	Promote ownership of Company stock by executives to enhance the alignment of interests with shareholders,
•	Motivate and reward a prudent level of risk and decision making in an effort to drive reasonable performance,
•
Provide flexibility and some discretion in applying the compensation principles to appropriately reflect individual circumstances as well as changing healthcare and pharmaceutical industry conditions and priorities, and

•	Involve a limited use of perquisites and supplemental benefits which will only be provided if a compelling business rationale exists.

Role of Compensation Committee and Management

Our Compensation Committee is composed exclusively of independent directors and meets regularly both with and without management. The Compensation Committee annually sets Named Executive Officer base salaries, establishes annual incentive compensation pay for performance objectives based on both individual and company goals, makes actual awards of annual incentive compensation based on attainment of these goals and other factors the Compensation Committee deems appropriate, and considers awards of long-term equity compensation. In connection with its review and determination, the Compensation Committee considers the input of the Chairman of our Board.  The Compensation Committee also seeks input from the CEO, particularly related to the establishment and measurement of corporate and individual objectives and recommendations related to overall employee compensation matters. Our CEO does not participate in discussions or make recommendations with respect to his own compensation.

Our CEO reviews the performance of, and proposes salary increases for, all managers who report to him, including the other Named Executive Officers. Any increases are generally based upon the individual’s performance during the previous year and any changes in responsibilities for the upcoming year.  The Compensation Committee reviews the reasonableness of any proposed compensation for the Named Executive Officers. In conducting its review and making its determinations, the Compensation Committee reviews a history of base salary, cash incentive bonus targets and payouts, and equity awards, prepared by the Company’s Human Resources Department.  During the year, our CEO may change the base salary of the managers who report to him, with the exception of our Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and General Counsel, without prior approval of our Compensation Committee.  He may do so in order to address significant changes in the individual’s responsibilities, to be competitive in the market or for other business reasons. The CEO exercised this authority during 2014.  Proposed compensation changes for the CFO, COO and General Counsel are submitted by our CEO to the Compensation Committee for review and approval.

Our Human Resources Department (“HR”) evaluates compensation levels and composition and fashions competitive pay packages on a company-wide basis.  HR also works with the Compensation Committee and the CEO in planning for recruitment and retention of employees.  Based on HR’s research and the CEO’s recommendations, we fix these salaries at rates that we believe are generally competitive, but we do not attempt to pay at the high end of our competition.

Compensation Consultants

The Compensation Committee has maintained a structured approach to compensation for our Named Executive Officers, and, since 2005, has retained its own independent compensation consultants which have provided the Committee with support, advice and recommendations. In 2012, 2013 and 2014, our compensation consultant worked with the Compensation Committee in comparing our executive compensation with pertinent market data taken from published salary surveys reflecting a broad range of entities, both within and outside our own specialty pharmaceutical industry. The study also included publicly reported data from a selected peer group, which we updated and refined in 2014 to include Acorda Therapeutics, Inc., Auxilium Pharmaceuticals Inc., Cubist Pharmaceuticals, Inc., Emergent Biosolutions, Inc., Impax Laboratories, Inc., Jazz Pharmaceuticals plc, Medicines Co., Prestige  Brands Holdings, Inc., Questcor Pharmaceuticals, Inc., Sagent Pharmaceuticals, Inc., Salix Pharmaceuticals, Ltd., Santarus, Inc., United Therapeutics Corp. and Viropharma Incorporated. Specifically, the Compensation Committee requested the consultant to report base and annual salary incentive percentages for executives in similar sized companies and/or similar industries.  The Compensation Committee reviewed these surveys and information in order to obtain a general understanding of current compensation practices and trends for specific positions held rather than focusing on the Named Executive Officers.  This analysis was reviewed and updated in 2012, 2013 and 2014 in order to confirm the appropriate data, measures and comparisons.

With respect to establishing the CEO and CFO compensation, we gather, analyze and evaluate the compensation mix provided by our peer group, as well as consider the other factors set forth in the Compensation Committee’s charter.  We do not target or benchmark our Named Executive Officers’ compensation at a certain level or percentage based on other companies’ compensation arrangements. Based on our review of these sources, we have determined that our total compensation and cash compensation for the Named Executive Officers falls near the aggregated 25th percentile of the named executive officers of our peer group. Our goal is to structure our compensation in a manner where the largest increase in total direct compensation for our Named Executive Officers comes from appreciation in their Long Term Incentive Awards.

The Compensation Committee has analyzed whether the work of our current compensation consultant, Towers Watson, has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to the Company by Towers Watson; (ii) the amount of fees from the Company paid to Towers Watson as a percentage of Towers Watson’s total revenue; (iii) the policies and procedures of Towers Watson that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Towers Watson or the individual compensation advisors employed by Towers Watson with our CEO; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any stock of the Company owned by Towers Watson or the individual compensation advisors employed by Towers Watson. The Compensation Committee has determined, based on its analysis of the above factors, that the work of Towers Watson and the individual compensation advisors employed by Towers Watson as compensation consultants to the company has not created any conflict of interest.

Components of Compensation,  Our compensation program generally provides equivalent benefits for all salaried and hourly-paid employees. For our managers, directors, vice presidents and executive officers, we provide additional compensation designed to reward performance.  For 2014, the principal components of compensation for our Named Executive Officers were:

●	Base Salary

●	Performance-Based Annual Bonus,

●
Long-Term Incentive Compensation, including periodic grants of long-term stock-based compensation, such as stock options and restricted stock awards, which are subject to time-based vesting requirements, and

●	Health and Welfare Benefits.

Base Salary

The salaries for our Named Executive Officers are established to be competitive with market practices in order to allow us to attract and retain senior executive talent. Salary decisions are also influenced by internal equity taking into consideration the relationship between salaries among the executives and each executive’s role and responsibilities, and impact on Company performance.  Other factors considered by the Compensation Committee include an executive’s experience, specific skills, tenure and individual performance. In setting base salaries for the CEO, CFO, COO and General Counsel, we also consider external equity based on analysis of peer group data.   In 2014, increases to base salaries were implemented with the average base salary increasing approximately 38% in comparison to 2013.

Performance-Based Annual Bonus

In 2005, we instituted formal management-by-objectives (MBO) annual performance based awards for all of our Named Executive Officers.  Our MBO based incentive program has continued to be a major component of our compensation strategy.  It affords us the opportunity and framework for establishing both corporate and individual performance objectives while providing us the flexibility to reward superior performance in overcoming unforeseen circumstances and exceptional achievements.  Individual MBOs extend beyond financial performance and include actions required for the continued future growth of the company.

Each year, the Compensation Committee adopts guidelines pursuant to which it calculates the annual cash incentive awards available to our Named Executive Officers, subject to the Compensation Committee’s review and modification. The Compensation Committee believes that our annual incentive program provides our Named Executive Officers with a team incentive to both enhance our financial performance and perform at the highest level. The terms of these programs are not contained in a formal written plan. No executive is part of an incentive plan that has any guaranteed bonus amounts.

We structured specific annual incentive compensation pay for 2014 based upon MBOs for our CEO, CFO, COO and General Counsel, as well as the Company’s achievement of its overall goals.  After the Board reviewed the strategic plan and budget for the year, the Compensation Committee set annual incentive compensation targets designed to induce achievement of that plan and budget.  For 2014, we set the CEO’s bonus target at 100% of base compensation, the CFO’s and COO’s bonuses at 50% of base compensation and the General Counsel’s bonus at 40% of base compensation.  The same bonus targets were set for the CEO, CFO, COO and General Counsel for 2013.  The CEO, CFO, COO and General Counsel each have additional opportunity for “stretch” bonus of up to 50% of their base bonus, or 50%, 25%, 25% and 20% of their base compensation, respectively.  In addition to the bonuses available to the Company’s CEO, CFO, COO and General Counsel, we approved specific objectives and target percentages of compensation for the other Named Executive Officers based on the CEO’s recommendation and our review of the appropriate objectives for these individuals.  Each Named Executive Officer has established MBOs that align with each of the corporate MBOs discussed below.

For the year 2014, we paid the following annual, “stretch” and discretionary bonuses to our Named Executive Officers based on the Compensation Committee’s determination of each NEO’s achievement of personal MBOs and the Company’s achievement of its performance targets:

	Base Pay for Bonus Calculation (a)	Base Bonus Opportunity (b)	Base Bonus Paid (c) (*)	Stretch Bonus Opportunity (d)	Stretch Bonus Paid (e) (*)	Discretionary Bonus Paid (f) (*)	Total Bonus Paid (g) (*)
Raj Rai	$ 750,000	100%	$ 750,000	50%	$ 375,000	$ 375,000	$ 1,500,000
Timothy A. Dick	385,000	50%	─	25%	─	─	─
Joseph Bonaccorsi	350,000	40%	112,000	20%	56,000	─	168,000
Bruce Kutinsky	425,000	50%	170,000	25%	85,000	─	255,000
John R. Sabat	288,564	40%	115,426	20%	57,713	─	173,139
Mark M. Silverberg	288,400	40%	69,216	20%	34,608	─	103,824
TOTALS	$ 2,486,964		$1,216,642		$ 608,321	$ 375,000	$ 2,199,963

(*) As described in our Current Report on Form 8-K that we filed with the SEC on April 24, 2015, on April 20, 2015, the Audit Committee, upon the recommendation of our management, concluded that the Company’s previously issued consolidated financial statements for the year ended December 31, 2014, contained in the Original Filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the previously issued unaudited condensed consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q/A for the quarters ended June 30, 2014 and September 30, 2014, and the disclosures and related communications for each of these periods, should not be relied upon because of errors in the financial statements in those associated periods. The Compensation Committee will reevaluate, in consultation with the NEOs, the base, “stretch” and discretionary bonuses paid to our NEOs for 2014. We will report the Compensation Committee’s determinations, including what actions, if any, the Compensation Committee and/or the NEOs decide to take, when they are made.

(c)  Base Bonus Paid = Base Pay (a) x Base Bonus Opportunity (b) achieved. Base Bonus Paid is derived based on a percentage accounting for the Company’s performance and a percentage accounting for the achievement of Personal MBOs.
(e) Stretch Bonus Paid = Base Pay (a) x Stretch Bonus Opportunity achieved
(f)  Discretionary Bonus was awarded by the Compensation Committee of the Board of Directors.
(g)  Total Bonus Paid = Base Bonus Paid (c) + Stretch Bonus Paid (e) + Discretionary Bonus Paid (f).

Annual Cash Incentive Awards for our Chief Executive Officer

The Compensation Committee discussed the annual cash incentive program for Mr. Rai for fiscal year 2014. Additionally, the Compensation Committee reviewed the Company’s performance against the pre-determined corporate objectives and personal objectives. The Compensation Committee also took into consideration total shareholder return. The 2014 cash incentive plan consisted of the following key components:

A.
A base bonus tied to personal objectives linked to Company’s overall strategic plan and the achievement of the target Adjusted EBITDA, as defined by the Company.  The Adjusted EBITDA targets for Mr. Rai were established by the Compensation Committee at the commencement of the year and are the same targets applied to our annual cash bonus program for our other executive officers. The personal objectives were not specifically assigned percentages.

B.	An “over-achievement” bonus which equals 50% of the base bonus, provided the Company achieves its “stretch” Adjusted EBITDA.

For 2014, the Company’s overall corporate MBOs were as follows:

•	Achieve a determined level of sales and adjusted EBITDA
•	Complete development of a certain number of new molecules
•	Submit a determined number of ANDA / ANADA filings
•	Increase annual adjusted EBITDA by a certain percentage through various growth opportunities
•	Complete identified infrastructure improvement projects
•	Maintain and achieve defined FDA related compliance standards at domestic and international facilities

Annual Cash Incentive Awards for our Other Named Executive Officers

In 2014, Mr. Rai recommended and the Compensation Committee approved corporate goals and personal MBOs required for incentive payout to other Named Executive Officers.  The goals for the other Named Executive Officers were significantly aligned with the Company’s overall stated goals and objectives, and were tailored to each Named Executive Officer’s role and responsibilities within the Company.  The plan required achievement of financial goals, including exceeding net revenue and Adjusted EBITDA targets, as well as Company’s overall corporate MBOs before any individual payouts would be earned. The amounts of actual individual payouts to the other Named Executives Officers varied based on achievement of their personal MBOs and were in the range of 0% to 100% of individual goal achievement.

Long Term Incentive Compensation

We grant non-qualified stock options (“NSOs”) to our Named Executive Officers as a means of rewarding past performance and encouraging continued efforts to achieve personal and Company objectives in the current and future years.  During 2014, the Board approved the following grant of stock options to our Named Executive Officers.  All options were granted at existing market price, each vests at 25% per year on each of the first four anniversaries of the grant date, and each expires five years from the date of grant:

	Number of Options Granted in 2014	Grant Date Fair Value
Raj Rai	211,690	$ 1,948,882
Timothy A. Dick	46,570	428,737
Joseph Bonaccorsi	42,330	389,703
Bruce Kutinsky	59,970	552,102
John R. Sabat	23,220	213,770
Mark M. Silverberg	23,220	213,770
	407,000	$ 3,746,964

Stock options granted in 2014 reflect the Company’s belief that Long Term Incentives should provide a large majority of compensation opportunity for our Named Executive Officers.  The Company does not have any Long Term Cash Incentives nor does it maintain a pension plan or a supplemental executive retirement plan.

In 2014, the Company amended the expiration date of certain stock options held by Messrs. Rai, Dick, Bonaccorsi and Silverberg in order to extend the term of such options to ten years from the date of grant and to prevent such options from expiring unexercised.  These options had originally been granted in 2009 with a term of five years, reflecting the Company’s growth horizons at such time.  The board granted the extensions so that the options would provide incentives that better reflect the Company’s financial position and growth prospects.  The Company also granted restricted stock awards (“RSAs”) to these individuals to reflect the increased tax liabilities that may be incurred as a result of such extensions.  The Company believes these actions were appropriate to ensure that the individuals receive the benefit of the valuable contributions they have made to the Company’s performance over the life of the stock options.  The RSAs granted in 2014 are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants. The RSAs each vest at 25% per year on the anniversary date of the grant.

	Number of RSAs Granted in 2014	Grant Date Fair Value
Raj Rai	124,864	$ 4,412,253
Timothy A. Dick	45,789	1,669,754
Joseph Bonaccorsi	104,414	3,913,930
Bruce Kutinsky	7,443	184,140
John R. Sabat	2,882	71,301
Mark M. Silverberg	22,535	821,259
	307,927	$ 11,072,637

Executive Share Retention and Ownership Guidelines. In order to promote equity ownership and further align the interests of management with the Company’s shareholders, the Company adopted stock ownership guidelines for the Company’s Named Executive Officers. The Named Executive Officers are expected to achieve the ownership level associated with their position within five years of their respective appointments.

Role	Guideline
Chief Executive Officer	5 times base salary
All Other Named Executive Officers	3 times base salary

If the guideline is not met within the required time frame, the Named Executive Officer will be required to retain 50% of all stock from stock option exercises and restricted share vestings (in both cases, less shares withheld to pay taxes, or the cost of exercise) until the guideline is met. As of December 31, 2014, the Company’s Named Executive Officers have all met their minimum ownership guidelines.

Hedging Policy. In accordance with recently-adopted Company policy, the Named Executive Officers are prohibited from engaging in any hedging transactions involving the Company’s securities.

Benefits

Employment and Consultant Agreements.  The Company has entered into employment agreements with its CEO, CFO, COO and General Counsel.  The Company does not have employment agreements with its other Named Executive Officers.

The Company entered into an Employment Agreement with its CEO, Mr. Rai, effective January 1, 2014. Previously, Mr. Rai had been compensated pursuant to a consulting agreement.  Under the terms of his employment agreement, Mr. Rai receives an annual base compensation in the amount of $750,000 for his service as CEO, with the opportunity to earn bonus equal to 100% of his annual compensation beginning in fiscal year 2014.  The Compensation Committee and the Board felt that the financial achievements under Mr. Rai’s leadership merited this level of compensation.  Mr. Rai’s employment agreement also defines the amounts payable to Mr. Rai upon termination of his services following a change in control of the Company.  There is not a single trigger for his change of control provision.  The agreement with our CEO provides for post-termination benefits under certain circumstances following a change of control of ownership of the Company, which would include accelerated vesting of equity compensation awards, and a multiple of base salary and past bonus compensation.

The Company entered into an employment agreement with its COO effective January 1, 2014.  This agreement has an initial term of one-year and is automatically renewed for successive one (1) year periods unless written notice of non-extension is provided.  The employment agreements describe payments due to the officer upon termination under various scenarios, including his termination following a change in control.  The agreement does not have a change of control provision with a single trigger.  The employment agreement with our COO provides for post-termination benefits under certain circumstances.  Further, in the event of a termination for good cause by the COO or for no cause following a change of control of ownership of the Company, post-termination benefits and compensation would include accelerated vesting of equity compensation awards, and a multiple of base salary and past bonus compensation.

The Company entered into employment agreements with its CFO and its General Counsel on December 22, 2010.  Each employment agreement has an initial term of one-year and is automatically renewed for successive one (1) year periods unless written notice of non-extension is provided.  The employment agreements describe payments due to the officer upon termination under various scenarios, including his termination following a change in control.  Neither of these agreements has a change of control provision with a single trigger.  The employment agreements with our CFO and General Counsel provide for post-termination benefits under certain circumstances.  Further, in the event of a termination for good cause by the CFO or General Counsel or for no cause following a change of control of ownership of the Company, post-termination benefits and compensation would include accelerated vesting of equity compensation awards, and a multiple of base salary and past bonus compensation.

Perquisites. The Company, in 2009 eliminated all perquisites including company cars. None of our executives is eligible for any tax gross-ups.

Company-Wide Benefits.  The Company does not have a pension plan and does not have a supplemental executive retirement plan. Executive officers and all full-time employees are eligible to participate in the Company’s standard benefit program, which includes health insurance, (which is partially funded by the employee), 401(k), disability and life insurance, flexible spending accounts, an employee stock purchase plan, an employee assistance program, an education assistance program, travel assistance, paid time off and holidays.  Part-time employees are eligible to participate in a limited benefits program which includes a 401(k) plan, an employee stock purchase plan, and limited holiday and paid time off.   At the recommendation of management, the Board of Directors may elect to approve matching 401(k) contributions.  Since January 1, 2011, the Company has been matching employee 401(k) contributions at a rate of 50% of the first 6% contributed by the employee.

 ESPP.  The Akorn, Inc. Employee Stock Purchase Plan permits eligible employees to acquire shares of our common stock, at a 15% discount from market price, through payroll deductions not exceeding 15% of base wages.  Purchases under the ESPP are subject to an annual maximum purchase of $25,000 in market value of our common stock.

Other Considerations

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

Accounting Treatment Considerations.  We are especially attuned to the impact of Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, with respect to the granting and vesting of equity compensation awards.  Prior to the granting of such awards, we analyze the short and longer-term effects of any particular award on our budget for the year of grant and anticipated financial impact in future years.  This information is taken into account in determining the type and vesting parameters for equity-based compensation awards.

Timing of Equity Grants and Equity Grant Practices.  The Compensation Committee recommends to the Board equity compensation to all of the Named Executive Officers and all other Company employees.  All awards are made based on the closing price of our stock on the date of approved award.  In addition, awards may be made to new employees upon their joining the company, and to employees who are promoted during the year.  The timing of such awards depends on those specific circumstances and is not tied to any other particular company event, anticipated events or announcements.

Clawback Policy. The Company has not adopted a compensation clawback policy but is monitoring developments under the Dodd Frank Wall Street Reform and Consumer Protection Act and intends to adopt a clawback policy that satisfies the requirements of the act and the SEC’s rules thereunder once such rules have been adopted. The Company’s CEO and CFO are currently subject to statutory clawback requirements under the Sarbanes Oxley Act of 2002, which generally requires public company chief executive officers and chief financial officers to disgorge bonuses, other incentive- or equity-based compensation, and profits on sales of company stock that they receive within the 12-month period following the public release of financial information if there is a restatement because of material noncompliance, due to misconduct, with financial reporting requirements under the federal securities laws.

COMPENSATION COMMITTEE REPORT

Management of the Company has prepared the Compensation Discussion and Analysis describing the Company’s compensation program for senior executives, including the Named Executive Officers.  The Compensation Committee of Akorn has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2014 and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

This report is submitted by the Compensation Committee, consisting of:

Adrienne L. Graves, Ph.D., Chair
Ronald Johnson
Alan Weinstein

Executive Compensation Tables

The following table includes information concerning compensation paid to or earned by our Named Executive Officers for the years ended December 31, 2014, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($) (1) (*)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4) (*)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($) (5)	Total ($) (*)

Raj Rai	2014	746,575	375,000	4,412,253	1,948,882	1,125,000		3,721	8,611,431
Chief Executive Officer	2013	-0-	250,000	-0-	443,725	500,000		500,000	1,693,725
	2012	-0-	-0-	-0-	-0-	675,000		500,000	1,175,000

Timothy A. Dick	2014	383,959	-0-	1,669,754	428,737	-0-		9,007	2,491,457
Chief Financial Officer	2013	309,000	-0-	-0-	133,390	77,250		9,110	528,750
	2012	299,808	-0-	-0-	-0-	180,000		9,110	488,918

Joseph Bonaccorsi	2014	349,128	-0-	3,913,930	389,703	168,000		10,769	4,831,530
Senior Vice President,	2013	286,340	-0-	-0-	82,348	114,400		9,290	492,378
General Counsel and Secretary	2012	278,170	-0-	-0-	-0-	150,120		9,290	437,580

Bruce Kutinsky	2014	423,630	-0-	184,140	552,102	255,000		4,668	1,419,540
Chief Operating Officer	2013	313,685	-0-	-0-	144,279	122,070		6,453	586,487
	2012	260,769	-0-	-0-	799,140	130,174		6,453	1,196,536

John R. Sabat	2014	288,449	-0-	71,301	213,770	173,139		12,874	759,533
Senior Vice President, National	2013	280,160	-0-	-0-	80,987	77,701		8,218	447,066
Accounts & Trade Relations	2012	271,769	-0-	-0-	-0-	110,160		8,218	390,147

Mark M. Silverberg	2014	288,287	-0-	821,259	213,770	103,824		10,812	1,437,952
Executive Vice President,	2013	280,160	-0-	-0-	80,987	58,800		11,126	431,073
Global Quality Assurance &	2012	271,846	-0-	-0-	-0-	97,920		11,126	380,892
Alliance Management

(*)
For the reasons discussed under “Performance-Based Annual Bonus”, the Compensation Committee will reevaluate, in consultation with the NEOs, the base, “stretch” and discretionary bonuses paid to our NEOs for 2014. We will report the Compensation Committee’s determinations, including what actions, if any, the Compensation Committee and/or the NEOs decide to take, when they are made. See “Performance-Based Annual Bonus” for additional information.

(1)
The amounts shown in this column are discretionary cash bonus awards earned in the applicable year and paid to the Named Executive Officers in the following year.  See “Performance-Based Annual Bonus” for additional information.

(2)
This column shows the grant-date fair value of restricted stock awards granted during the applicable year.  Additional information regarding restricted stock awards is included in the notes to the “Grants of Plan-Based Awards” and “Outstanding Equity Awards” tables.

(3)
This column shows the grant-date fair value of stock options granted during the applicable year.  These amounts were determined as of the options’ grant dates in accordance with FASB ASC Topic 718.  The assumptions used were the same as those reflected in Note 9 to our consolidated financial statements for the year ended December 31, 2014.

(4)
The amounts shown in this column are annual cash incentive awards, earned in the applicable year and paid to the Named Executive Officers in the following year.  See “Performance-Based Annual Bonus” for additional information.

(5)
The amounts reported in this column represent the dollar amount for each Named Executive Officer for consulting services (CEO only), perquisites and other personal benefits, tax reimbursements, incremental option term extension value, insurance premiums, and other benefits as follows:

Name	Year	Fess for Consulting Services ($)	401(k) Match ($)	Group Term Life Insurance Premium ($)	All Other ($) (1)	Total ($)
Raj Rai	2014 2013 2012	-0- 500,000 500,000	481 -0- -0-	540 -0- -0-	2,700 -0- -0-	3,721 500,000 500,000
Timothy A. Dick	2014 2013 2012	-0- -0- -0-	7,356 8,750 8,500	571 360 360	1,080 -0- -0-	9,007 9,110 9,110
Joseph Bonaccorsi	2014 2013 2012	-0- -0- -0-	7,800 8,750 8,500	844 540 540	2,125 -0- -0-	10,769 9,290 9,290
Bruce Kutinsky	2014 2013 2012	-0- -0- -0-	4,138 5,913 5,178	530 540 540	-0- -0- -0-	4,668 6,453 6,453
John R. Sabat	2014 2013 2012	-0- -0- -0-	9,093 5,842 5,695	3,781 2,376 2,376	-0- -0- -0-	12,874 8,218 8,218
Mark M. Silverberg	2014 2013 2012	-0- -0- -0-	7,800 8,750 8,250	2,422 2,376 1,548	590 -0- -0-	10,812 11,126 11,126

(1)
The amounts shown in this column represent the incremental fair value of the extension of the term of certain stock options, calculated as of the date of the extension in accordance with FASB ASC Topic 718. See “Long Term Incentive Compensation” for more information.

2014 Grants of Plan-Based Awards

The following table provides additional information about non-equity incentive compensation, stock and option awards granted to our Named Executive Officers during the year ended December 31, 2014.

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (2) ($/Sh)	Grant Date Fair Value of Stock and Option Awards($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Thresh-old ($)	Target ($)	Maximum ($)
Raj Rai
Non-Equity Incentive Compensation		$0	$750,000	$1,125,000
Option Extensions	5/2/14								250,000	$0.01	$2,700
Stock Option	5/2/14								211,690	$9.21	$1,948,882
Restricted Stock Award	5/2/14							26,271			$649,945
Restricted Stock Award	9/5/14							98,593			$3,762,309
Timothy A. Dick
Non-Equity Incentive Compensation		$0	$192,500	$288,750
Option Extensions	5/2/14								100,000	$0.01	$1,080
Stock Option	5/2/14								46,570	$9.21	$428,737
Restricted Stock Award	5/2/14							5,779			$142,972
Restricted Stock Award	9/5/14							40,010			$1,526,782
Joseph Bonaccorsi
Non-Equity Incentive Compensation		$0	$140,000	$210,000
Option Extensions	5/2/14								250,000	$0.01	$2,125
Stock Option	5/2/14								42,330	$9.21	$389,703
Restricted Stock Award	5/2/14							5,254			$129,984
Restricted Stock Award	9/5/14							99,160			$3,783,946
Bruce Kutinsky

Non-Equity Incentive Compensation		$0	$212,500	$318,750
Stock Option	5/2/14					59,970	$9.21	$552,102
Restricted Stock Award	5/2/14				7,443			$184,140
John R. Sabat
Non-Equity Incentive Compensation		$0	$115,426	$173,138
Stock Option	5/2/14					23,220	$9.21	$213,770
Restricted Stock Award	5/2/14				2,882			$71,301
Mark M. Silverberg
Non-Equity Incentive Compensation		$0	$115,360	$173,040
Option Extensions	5/2/14					50,000	$0.01	$590
Stock Option	5/2/14					23,220	$9.21	$213,770
Restricted Stock Award	5/2/14				2,882			$71,301
Restricted Stock Award	9/5/14				19,653			$749,958

(1)	For information on performance-based annual bonus awards granted in 2014, see “Performance-Based Annual Bonus” and “Summary Compensation Table – Non-Equity Incentive Plan Compensation.”

(2)	The per-share exercise or base price of the options granted in the fiscal year is based on the closing price of our common stock on the grant date of each respective option.

(3)
The grant date fair value of the option award granted during 2014 was based on the closing prices of our common stock on the grant date, and was calculated in accordance with FASB ASC Topic 718.   The assumptions used for this grant were the same as those reflected in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. In the case of the stock option extensions for Messrs. Rai, Dick, Bonaccorsi and Silverberg, the table includes the incremental fair value of the extension as of the date of the extension, calculated in accordance with FASB ASC Topic 718. The calculation of the incremental fair value was developed as the difference between the fair value of the options before the modification and the revised fair value calculation adjusted for a longer expected term and a longer period used for the calculation of the underlying volatility.   See “Long Term Incentive Compensation” for more information.

Outstanding Equity Awards at 2014 Year-End

The following table provides a summary of equity awards outstanding at December 31, 2014, for each of our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS (1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Raj Rai	150,000 (2)	-0-		1.46	2/22/2020
	750,000 (3)	-0-		2.61	5/21/2015
	800,000 (5)	-0-		6.62	4/29/2016
	16,300 (7)	48,900		15.36	5/3/2018
	-0- (8)	211,690		24.74	5/2/2019
						26,271 (9)	951,010
						98,593 (10)	3,569,067

Timothy A. Dick	122,223 (3)	-0-		2.61	5/21/2015
	125,000 (5)	-0-		6.62	4/29/2016
	4,900 (7)	14,700		15.36	5/3/2018
	-0- (8)	46,570		24.74	5/2/2019
						5,779 (9)	209,200
						40,010 (10)	1,448,362

Joseph Bonaccorsi	100,000 (2)	-0-		1.46	2/22/2020
	100,000 (3)	-0-		2.61	5/21/2015
	78,000 (5)	-0-		6.62	4/29/2016
	3,025 (7)	9,075		15.36	5/3/2018
	-0- (8)	42,330		24.74	5/2/2019
						5,254 (9)	190,195
						99,160 (10)	3,589,592

Bruce Kutinsky	250,000 (4)	-0-		5.43	12/10/2015
	125,000 (5)	-0-		6.62	4/29/2016
	50,000 (6)	50,000		13.35	8/3/2017
	5,300 (7)	15,900		15.36	5/3/2018
	-0- (8)	59,970		24.74	5/2/2019
						7,443 (9)	269,437

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)
OPTION AWARDS (1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
John R. Sabat	100,000 (5)	-0-		6.62	4/29/2016
	2,975 (7)	8,925		15.36	5/3/2018
	-0- (8)	23,220		24.74	5/2/2019
						2,882 (9)	104,328

Mark M. Silverberg	80,000 (2)	-0-		1.46	2/22/2020
	60,000 (3)	-0-		2.61	5/21/2015
	100,000 (5)	-0-		6.62	4/29/2016
	2,975 (7)	8,925		15.36	5/3/2018
	-0- (8)	23,220		24.74	5/2/2019
						2,882 (9)	104,328
						19,653 (10)	711,439

NOTES:

(1)	Outstanding stock options at December 31, 2014, become exercisable in accordance with the vesting schedule below:

	Grant Date	Vesting Schedule .

(2)	2/22/2010	1/3 per year beginning on the first anniversary of the grant

(3)	5/21/2010	1/3 per year beginning on the first anniversary of the grant

(4)	12/21/2010	1/3 per year beginning on the first anniversary of the grant

(5)	4/29/2011	1/3 per year beginning on the first anniversary of the grant

(6)	8/3/2012	1/4 per year beginning on the first anniversary of the grant

(7)	5/3/2013	1/4 per year beginning on the first anniversary of the grant

(8)	5/2/2014	1/4 per year beginning on the first anniversary of the grant

(9)	5/2/2014	1/4 per year beginning on the first anniversary of the grant

(10)	9/5/2014	1/4 per year beginning on the first anniversary of the grant

See “2014 Grants of Plan-Based Awards” for more information on outstanding stock options.

2014 Option Exercises and Stock Vested Table

The following table provides a summary of the value realized by our Named Executive Officers from the exercise of option awards or the vesting of stock awards during the year ended December 31, 2014.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Number of Shares Withheld to Cover Tax Liability	Value Realized on Vesting ($)
Raj Rai (2)	2,250,000	$ 73,508,000	-0-	-0-	-0-
Tim A. Dick (3)	527,777	$ 19,586,893	-0-	-0-	-0-
Joe Bonaccorsi (4)	250,000	$ 9,269,500	-0-	-0-	-0-
Bruce Kutinsky	-0-	-0-	-0-	-0-	-0-
John R. Sabat (5)	43,173	$ 1,667,023	-0-	-0-	-0-
Mark M. Silverberg (6)	210,000	$ 8,088,500	-0-	-0-	-0-

(1)
The stock option exercises included above were either same-day sales or were sales to cover the exercise price and taxes due upon exercise of the options. The value realized on exercise of these options equaled the difference between the average sales prices and the exercise prices for the underlying shares.

(2)
Of the 2,250,000 options exercised by Mr. Rai during the year ended December 31, 2014, 1,050,659 shares were sold to cover the exercise price and taxes due upon exercise of options and the remaining 1,199,341 shares were held by Mr. Rai.

(3)
Of the 527,777 options exercised by Mr. Dick during the year ended December 31, 2014, 75,875 shares were sold to cover the exercise price and taxes due upon exercise of options, 366,666 shares were sold for cash and the remaining 85,236 shares were held by Mr. Dick.

(4)
Of the 250,000 options exercised by Mr. Bonaccorsi during the year ended December 31, 2014, 116,800 shares were sold to cover the exercise price and taxes due upon exercise of options and the remaining 133,200 shares were held by Mr. Bonaccorsi.

(5)	Of the 43,173 options exercised by Mr. Sabat during the year ended December 31, 2014, all shares were sold for cash.

(6)
Of the 210,000 options exercised by Mr. Silverberg during the year ended December 31, 2014, 72,491 shares were sold to cover the exercise price and taxes due upon exercise of options and the remaining 137,509 shares were held by Mr. Silverberg.

Potential Payments Upon Termination following a Change of Control

We entered into agreements with our CEO, CFO, COO and General Counsel which include severance and change of control provisions that may require us to make payments to these individuals in the event of the termination of the CEO’s, CFO’s, COO’s and General Counsel’s employment, and increased payments and acceleration of unvested equity grants, such as stock options in the event such termination of employment occurs following a change in control.

Under the terms of the agreements, we will provide certain financial protections for a period of one year for the CEO, CFO, COO and General Counsel following a change of control. In the event the employment of the CEO, CFO, COO or General Counsel is terminated involuntarily by the Company or successor without “Cause” or for “Good Reason” by the individual officer during such period, he would then be provided with severance benefits under the terms of the agreement.

A “change of control” as defined in the employment agreements generally means (i) any other person or entity acquires ownership of 40% or more of our outstanding common stock or the combined voting power over our outstanding voting securities;  (ii) the incumbent directors, as defined in the agreements, cease to constitute at least a majority of the board; or (iii) the completion of certain corporate transactions including a reorganization, merger, statutory share exchange, consolidation or similar transaction, a sale or other disposition of all or substantially all of our assets, or the acquisition of assets or stock of another entity, subject to certain exceptions.

“Good Reason” generally means the occurrence of any of  (a) a change in the officer’s status or responsibilities which represents a material and adverse change from officer’s status or responsibilities, or the assignment to the officer of any duties or responsibilities which are materially inconsistent with the officer’s status or responsibilities; (b) a reduction in the officer’s base salary to a level below that in effect at any time previously (unless such reduction is not due to a change in control and is comparable to the reduction applied to other senior executives of the Company); (c) the Company’s requiring the officer to be based at any place outside a 50-mile radius from the officer’s job location or residence without the officer’s consent; (d) the failure of the Company to obtain an agreement, satisfactory to the officer, from any successors to assume and agree to perform the agreement.

“Cause” generally means an officer’s willful and continued failure to perform substantially his duties.

With respect to the CEO, CFO, COO and General Counsel, if, during the term of their respective agreements, the agreement is terminated within 90 days prior to or 12 months following a change in control, the officer would then be entitled to the following compensation and benefits:

i.  If the officer’s employment were terminated by the Company for cause, due to the officer’s disability or death, due to officer’s retirement, or by the officer for any other than for Good Reason, the Company would pay to officer his accrued compensation.

ii. If the officer’s employment is terminated by the Company without cause, or by the officer for Good Reason, the officer would be entitled to receive: (a) his accrued compensation and a pro-rata bonus amount; (b) an amount in cash equal to two (2) times (three (3) times, in the case of the CEO) the sum of  his base annual compensation and bonus amount; (c) until the second (2nd) anniversary (third (3rd) anniversary, in the case of the CEO) of the termination date, continued participation in the benefits provided by the Company, including without limitation car allowance, life insurance, disability, medical, dental and hospitalization benefits as were provided to the officer as of the effective date of the agreement or, if greater, at any time within the ninety (90) days preceding the date of the change in control; and (d) the restrictions on any outstanding incentive awards (including shares of restricted stock and stock options would become immediately exercisable and 100% vested.

Any change of control severance payment amounts made to the CEO, CFO, COO or General Counsel would be paid in a single lump sum cash payment within 30 days of the termination, and would be subject to all applicable tax and other withholdings.  In the event that any payment or benefit received or to be received by the CEO, CFO, COO or General Counsel in connection with termination of his employment agreement would constitute a parachute payment within the meaning of Section 280G of the Internal Revenue Code or any similar or successor provision to 280G would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such amounts would be reduced to the largest amount which would result in no portion of the amounts being subject to the excise tax.  The agreements do not provide for any tax gross-up of severance pay.

The following table sets forth the estimated amounts payable to each of our Named Executive Officers upon a “change in control” of the Company:

	Raj Rai	Timothy A. Dick	Joseph Bonaccorsi	Bruce Kutinsky	John R. Sabat	Mark Silverberg
Cash Severance Payments	$ 2,250,000	$ 770,000	$ 700,000	$ 850,000	$ -0-	$ -0-
Cash Bonus Payments	2,250,000	577,500	525,000	765,000	-0-	-0-
Accelerated Vesting of Stock Options (1)	3,445,043	840,040	674,225	2,161,112	-0-	-0-
Employee Benefits Continuation (2)	24,000	16,000	16,000	16,000	-0-	-0-
Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	$ 7,969,043	$ 2,203,540	$ 1,915,225	$ 3,792,112	$ -0-	$ -0-

(1)	Represents the intrinsic value of “in-the-money” unvested stock options based on $36.20 per share, which was the closing stock price of Akorn, Inc. common stock on December 31, 2014.
(2)
For Messrs. Rai, Dick and Bonaccorsi and Dr. Kutinsky, the amount represents the estimated cost to continue health and life insurance coverage for 2 years after a change in control.  For Mr. Rai, the amount represents continued health and life insurance coverage for 3 years after a change in control.

Termination Other Than for Cause or Disability; Voluntary Termination for Good Reason

Further, with respect to the CEO, CFO, COO and General Counsel, if any such officer is terminated other than for cause or disability, or the officer terminates employment for Good Reason either more than 90 days prior to or 12 months following a change of control, he would be entitled to a lump sum payment equal to the amount of his accrued compensation and pro-rated bonus, plus:

(i) an amount in cash equal to one (1) times the sum of his base annual compensation and bonus amount; and

(ii) until the first (1st) anniversary of the termination, the officer would be entitled to continued participation in the Company benefits as were provided to the officer as of the effective date of the agreement or, if greater, at any time within the 90 days preceding the termination date.

Any such amounts or payments made to the CEO, CFO, COO and General Counsel would be paid in a single lump sum cash payment within 30 days of the termination, and would be subject to all applicable tax and other withholdings.

The following table sets forth the estimated amounts payable to each of our Named Executive Officers upon a termination other than for Cause or disability, or a voluntary termination for Good Reason;

	Raj Rai	Timothy A. Dick	Joseph Bonaccorsi	Bruce Kutinsky	John R. Sabat	Mark Silverberg
Cash Severance Payments	$ 750,000	$ 385,000	$ 350,000	$ 425,000	$ -0-	$ -0-
Cash Bonus Payments	750,000	385,000	350,000	425,000	-0-	-0-
Accelerated Vesting of Stock Options	-0-	-0-	-0-	-0-	-0-	-0-
Employee Benefits Continuation (1)	8,000	8,000	8,000	8,000	-0-	-0-
Tax Gross-Up	-0-	-0-	-0-	-0-	-0-	-0-
TOTAL	$ 1,508,000	$ 778,000	$ 708,000	$ 858,000	$ -0-	$ -0-

(1)	For Messrs. Rai, Dick and Bonaccorsi and Dr. Kutinsky, the amount represents the estimated cost to continue health and life insurance coverage for 1 year after a change in control.

Termination for Death or Disability or for Cause

If the Company’s employment of the CEO, CFO, COO or General Counsel would be terminated (i) by the Company for Cause, (ii) due to the officer’s Disability or death, (iii) due to the officer’s retirement pursuant to the Company’s policies applying to executive officers generally, or (iv) by the officer other than for Good Reason, the Company would pay to officer the accrued compensation. Cause generally means an officer’s willful and continued failure to perform substantially his duties.

Each of the agreements with the CEO, CFO, COO and General Counsel contains non-compete provisions pursuant to which the CEO, CFO, COO and General Counsel shall not compete with the business of the Company during the term of their employment and for twelve months following their employment termination. Specifically, the officers will not engage in any business activity that is or may reasonably be found to be in competition with the business of the Company.  Further, the CEO, CFO, COO and General Counsel are prohibited from soliciting, enticing or inducing any Company employees or business away from the Company to be employed by any competitor of the Company.

Director Compensation

Director compensation is set by the Compensation Committee in coordination with management and submitted to the Board for approval.  Each year, the Compensation Committee works with its independent compensation consultant to review current director compensation using published survey data in order to guide the Compensation Committee towards establishing director compensation that falls in an appropriate range for a company of its size and in the Pharmaceutical Industry.

Upon appointment to the Board in March 2012, Dr. Graves was granted the option to purchase 20,000 shares of our common stock at the market prices in effect on date of grant.  The options vested immediately upon grant and expire five years from grant date if not exercised.  Our directors currently receive fees paid in cash and each currently holds stock or stock options.  While the Company has not yet adopted any stock ownership guidelines for its Board, given the number of shares beneficially owned by Board members as of April 20, 2015, the Company is confident each independent director could currently fulfill a requirement to beneficially own Company’s stock with a value that is a multiple of 3 – 5 times his annual director’s fees.  The Compensation Committee has discussed adding this requirement.

In 2014, the Compensation Committee revised the annual cash compensation schedule for our Board members that were previously adopted on May 4, 2012. The revised cash compensation schedule was adopted as of May 1, 2014. The cash portion of Board compensation is paid quarterly. Accordingly, for their service on the Board during 2014, our Chairman received cash compensation of $125,000 and our other Board members received cash compensation of $75,000 each. Furthermore, Committee and ad hoc sub-committee chairs receive additional compensation commensurate with the additional responsibilities required.

Set forth below are the current and previous cash compensation schedules for our Board members:

	Fee schedule adopted on April 29, 2011	Fee schedule adopted on May 4, 2012	Fee schedule adopted on May 1, 2014
Board Fees:
Chairman of the Board	$ 70,000	$ 90,000	$ 125,000
Board Members	$ 50,000	$ 70,000	$ 75,000
Committee and ad hoc subcommittee fees:
Audit Committee	-0-	-0-	$ 20,000
Compensation Committee	-0-	-0-	$ 12,750
Nominating and Governance Committee	-0-	-0-	$ 10,000
Ad Hoc Subcommittees	-0-	-0-	$ 10,000

In addition to the cash compensation detailed above, each Director is entitled to receive an annual equity award.  The quantity and type of equity award to be granted is determined annually and takes into account the estimated grant-date fair value of the award.   Each continuing director received a grant of 10,753 options on May 2, 2014 for his or her annual service as a director, with the shares vesting on the one year anniversary of grant. In 2014, the Company amended the expiration date of certain stock options held by Mr. Tambi in order to extend the term of such options to ten years from the date of grant and to prevent such options from expiring unexercised.  These options had originally been granted in 2009 with a term of five years, reflecting the Company’s growth horizons at such time.  The board granted the extensions so that the options would provide incentives that better reflect the Company’s financial position and growth prospects.  On September 5, 2014, Mr. Tambi received an additional grant of 8,034 RSAs to reflect the increased tax liabilities that may be incurred as a result of such extension.  The Company believes these actions were appropriate to ensure that Mr. Tambi receives the benefit of the valuable contributions he has made to the Company’s performance over the life of the stock options.  The RSAs vest in four annual installments on the anniversary date of the grant.

In connection with their service as our directors, we have provided to each of our independent directors supplemental indemnity assurances with respect to any claims associated with their serving as one of our directors, as a director of any of our subsidiaries, as a fiduciary of any of our employee benefit plans and in other positions held at our request.

The following table sets forth compensation paid to our directors for the year 2014:

2014 DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Stock Awards ($) (c) (2)	Option Awards ($) (d) (3)	Non-equity incentive plan compensation ($) (e)	Change in pension value and nonqualified deferred compensation earnings (f)	All other compensation ($) (g) (4)	Total ($) (h)
Dr. John N. Kapoor (Chairman)	$ 107,500	-0-	$ 94,830	-0-	-0-	-0-	$ 202,330
Kenneth S. Abramowitz	72,500	-0-	94,830	-0-	-0-	1,471	168,801
Dr. Adrienne Graves	78,876	-0-	94,830	-0-	-0-	2,678	176,384
Ronald M. Johnson 5	77,500	-0-	94,830	-0-	-0-	4,145	176,475
Steven Meyer	82,500	-0-	94,830	-0-	-0-	-0-	177,330
Brian Tambi	72,500	306,577	94,830	-0-	-0-	943	474,850
Alan Weinstein	77,500	-0-	94,830	-0-	-0-	1,377	173,707
Terry Rappuhn	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	The dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees and committee, sub-committee and/or chairmanship fees.

(2)
This column presents the aggregate grant date fair value of restricted stock awards issued during 2014. Note that the Company granted restricted shares to Mr. Tambi to make him whole given increased tax liabilities related to the receipt of extended option terms on prior option grants during the year ended December 31, 2014.

(3)
This column represents the aggregate grant date fair value of stock options granted during the year. The options vest 100% one year from the grant date.  The grant date fair values are be determined in accordance with FASB ASC Topic 718, and the assumptions used would be the same as those reflected in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014.  As of December 31, 2014, each director had the following number of options outstanding: Dr. Kapoor – 10,753; Mr. Abramowitz – 40,738; Dr. Graves – 30,753; Mr. Johnson – 60,753; Mr. Meyer – 35,753; Mr. Tambi – 60,753; Mr. Weinstein – 60,753; and Ms. Rappuhn - 0.

(4)
The amounts shown in this column represent reimbursed travel expenses, other ancillary expenses and the fair incremental value of the extension of the term of certain of Mr. Tambi’s options. In the case of the stock option extensions, the table includes the incremental fair value of the extension as of the date of the extension, calculated in accordance with FASB ASC Topic 718. The calculation of the incremental fair value was developed as the difference between the fair value of the options before the modification and the revised fair value calculation adjusted for a longer expected term and a longer period used for the calculation of the underlying volatility.

(5)	As stated on the Form 8-K filed March 12, 2015, Ronald Johnson informed Akorn of his decision to not stand for reelection for the Board of Directors for personal health reasons

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dr. Adrianne Graves, Chair, Alan Weinstein and Ronald Johnson, who currently comprise the Compensation Committee, are each independent, non-employee directors of the Company.  No executive officer (current or former) of the Company served as a director or member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our Compensation Committee, (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of our Board, or (iv) were directly or indirectly the beneficiary of any related transaction required to be disclosed under the applicable regulations of the Exchange Act, during the year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of the filing, the following persons were directors, nominees, “Named Executive Officers”, or others with beneficial ownership of 5% or more of our common stock.  The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed.  Unless otherwise noted, the address of each of the following persons is 1925 West Field Court, Suite 300, Lake Forest, Illinois 60045.

Beneficial Ownership of Holders of 5% or more of our Common Stock, Directors, and Named Executive Officers:

Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Holders of 5% or more of our common stock (excluding Directors and Named Executive Officers):
BlackRock, Inc.	7,622,511	(2)	6.7%
Columbia Wanger Asset Management, LLC	6,524,486	(3)	5.7%

Directors:
John N. Kapoor, Ph.D.	31,482,967	(4)	27.5%
Kenneth S. Abramowitz	61,315	(5)	*
Adrienne L. Graves, Ph.D.	20,000	(6)	*
Ronald Johnson	149,964	(7)	*
Steven J. Meyer	98,556	(8)	*
Brian Tambi	83,591	(9)	*
Alan Weinstein	128,857	(10)	*
Terry Rappuhn	500		*

Named Executive Officers:
Raj Rai	2,177,535	(11)	1.9%
Timothy A. Dick	345,461	(12)	*
Joseph Bonaccorsi	548,887	(13)	*
Bruce Kutinsky, Pharm. D.	445,980	(14)	*
John R. Sabat	143,231	(15)	*
Mark M. Silverberg	359,497	(16)	*
Directors and Named Executive Officers as a group (14 persons)	36,046,341		31.1%

(*) indicates Beneficial Ownership of less than 1%.

(1)	Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of April 24, 2015 by the exercise of options, warrants or other convertible securities. Unless otherwise specified in the footnotes that follow, the indicated person or entity has sole voting power and sole investment power with respect to the shares.

(2)
The stock ownership of BlackRock, Inc. is as of December 31, 2014 as reflected in the Schedule 13G/A filed with the SEC on January 29, 2015. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

(3)
The stock ownership of Columbia Wanger Asset Management, LLC is as of December 31, 2014 as reflected in the Schedule 13G/A filed with the SEC on February 11, 2015. The address of Columbia Wanger Asset Management, LLC is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(4)
Includes (i) 19,938,524 shares of common stock owned by the Kapoor Trust, of which Dr. Kapoor is the sole trustee and beneficiary, (ii) 4,224,185 shares owned by various grantor retained annuity trusts (“GRATs”) of which Dr. Kapoor is the sole trustee and various family members are the beneficiaries, (iii) 500,730 shares of common stock owned directly by Dr. Kapoor, (iv) 2,970,644 shares owned by EJ Financial / Akorn Management L.P., of which Dr. Kapoor is the managing general partner, (v) 133,439 shares of common stock owned by several trusts, the trustee of which is an employee of EJ Financial Enterprises Inc., a company for which Dr. Kapoor serves as President, and the beneficiaries of which are Dr. Kapoor’s children, (vi) 3,590,445 shares of common stock issuable upon exercise of warrants issued to the EJ Funds LP, and (vii) 125,000 shares of common stock held by the John and Editha Kapoor charitable foundation. Dr. Kapoor holds sole voting and dispositive power over 24,921,878 beneficially-owned shares and holds shared voting and dispositive power over 6,561,089 beneficially owned shares, which includes the 2,970,644 shares owned by EJ Financial / Akorn Management L.P and the 3,590,445 shares of common stock issuable upon exercise of warrants issued to the EJ Funds LP.

(5)	Beneficial ownership for Mr. Abramowitz includes (i) 29,985 shares of common stock issuable upon exercise of options.

(6)	Beneficial ownership for Dr. Graves includes (i) 20,000 shares of common stock issuable upon exercise of options.

(7)	Beneficial ownership for Mr. Johnson includes (i) 50,000 shares of common stock issuable upon exercise of options.

(8)	Beneficial ownership for Mr. Meyer includes (i) 25,000 shares of common stock issuable upon exercise of options.

(9)
Beneficial ownership for Mr. Tambi includes (i) 50,000 shares of common stock issuable upon exercise of options and (ii) 8,034 shares of restricted common stock scheduled to vest in four equal installments on September 5, 2015, September 5, 2016, September 5, 2017 and September 5, 2018.

(10)	Beneficial ownership for Mr. Weinstein includes (i) 50,000 shares of common stock issuable upon exercise of options.

(11)
Beneficial ownership for Mr. Rai consists of (i) 16,300 shares of common stock issuable upon the exercise of options, (ii) 26,271 shares of restricted common stock scheduled to vest in four equal installments on May 2, 2015, May 2, 2016, May 2, 2017 and May 2, 2018, and (iii) 98,593 shares of restricted common stock scheduled to vest in four equal installments on September 5, 2015, September 5, 2016, September 5, 2017 and September 5, 2018.

(12)
Beneficial ownership for Mr. Dick includes (i) 129,900 shares of common stock issuable upon the exercise of options, (ii) 5,779 shares of restricted common stock scheduled to vest in four equal installments on May 2, 2015, May 2, 2016, May 2, 2017 and May 2, 2018, and (iii) 40,010 shares of restricted common stock scheduled to vest in four equal installments on September 5, 2015, September 5, 2016, September 5, 2017 and September 5, 2018.

(13)
Beneficial ownership for Mr. Bonaccorsi includes (i) 178,025 shares of common stock issuable upon the exercise of options, (ii) 5,254 shares of restricted common stock scheduled to vest in four equal installments on May 2, 2015, May 2, 2016, May 2, 2017 and May 2, 2018, and (iii) 99,160 shares of restricted common stock scheduled to vest in four equal installments on September 5, 2015, September 5, 2016, September 5, 2017 and September 5, 2018.

(14)
Beneficial ownership for Dr. Kutinsky includes (i) 430,300 shares of common stock issuable upon the exercise of stock options and (ii) 7,443 shares of restricted common stock scheduled to vest in four equal installments on May 2, 2015, May 2, 2016, May 2, 2017 and May 2, 2018.

(15)
Beneficial ownership for Mr. Sabat includes (i) 102,975 shares of common stock issuable upon the exercise of stock options and (ii) 2,882 shares of restricted common stock scheduled to vest in four equal installments on May 2, 2015, May 2, 2016, May 2, 2017 and May 2, 2018.

(16)
Beneficial ownership for Mr. Silverberg includes (i) 102,975 shares of common stock issuable upon the exercise of stock options, (ii) 2,882 shares of restricted common stock scheduled to vest in four equal installments on May 2, 2015, May 2, 2016, May 2, 2017 and May 2, 2018, and (iii) 19,653 shares of restricted common stock scheduled to vest in four equal installments on September 5, 2015, September 5, 2016, September 5, 2017 and September 5, 2018

Item 13. Certain Relationships and Related Transactions and Director Independence

    Review and Approval of Transactions with Related Persons

Pursuant to its charter, the Audit Committee reviews and approves all related party transactions, although the Board as a whole may also review and approve such transactions.  The procedure for the review, approval or ratification for a related party transaction may involve discussing the terms and purposes of the transaction with management, discussing the transaction with the external auditors, and reviewing financial statements and related disclosures.  In addition, the Board and the Audit Committee review the details of major deals and transactions to ensure that they do not involve related-party transactions.  Members of management have been informed and understand that they are to bring related party transactions to the Audit Committee and the Board for approval.  These policies and procedures are evidenced in the Audit Committee Charter and the Company’s Code of Ethics.

Certain Transactions

John N. Kapoor, Ph.D., our Chairman of the Board and a shareholder, is the President of EJ Financial Enterprises, Inc., a health care consulting investment company (“EJ Financial”).  EJ Financial is involved in the management of health care companies in various fields and Dr. Kapoor is involved in various capacities with the management and operation of these companies.  The Kapoor Trust, the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies.  Although these companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business.  Discoveries made by, or other activities of, one or more of these companies could render our products less competitive or obsolete.

The Company obtained legal services totaling $1.9 million for the year ended December 31, 2014 of which $0.2 million was payable as of December 31, 2014 from Polsinelli PC (formerly Polsinelli Shughart PC), a firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is a shareholder.

Certain of the Company’s named executive officers have previously entered into employment or consulting agreements with the Company.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees for professional audit services by KPMG for the audit of Akorn’s annual financial statements for the years ended December 31, 2014 and December 31, 2013, respectively, and fees billed for other services rendered by KPMG during these periods (amounts in thousands):

	2014	2013
Audit Fees (1)	$3,141	$1,112
Audit-Related Fees (2)	106	235
Tax Fees (3)	517	44
Total	$3,764	$1,391

(1)	Audit Fees billed by KPMG were for various professional services provided to the Company, including:
a.	the audit of our consolidated financial statements as of and for the years then ended, as included in our Annual Reports on form 10-K filed with the SEC;
b.	the audit of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002;
c.	the reviews of our condensed consolidated interim financial statements, as filed on Form 10-Q with the SEC;

(2)	Audit-Related Fees consist of due diligence services provided by KPMG in relation to various acquisitions which did occur or were planned to occur during the year.

(3)	Tax Fees principally consist of tax-related diligence procedures and other specialty projects completed during the year.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining independence of our registered public accounting firm.  At their regularly scheduled and special meetings, the Audit Committee considers and pre-approves any audit and non-audit services to be performed for us by our independent registered public accounting firm.  For 2014, the Audit Committee pre-approved all of the audit services, audit-related services and tax services that were performed by KPMG.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b)	Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

By:	/s/ RAJAT RAI
Rajat Rai
Chief Executive Officer

Date: April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI	Chief Executive Officer	April 30, 2015
Rajat Rai

/s/ TIMOTHY A. DICK	Chief Financial Officer (Principal Financial Officer	April 30, 2015
Timothy A. Dick	and Principal Accounting Officer)

/s/ JOHN N. KAPOOR, PH.D.	Director, Chairman of the Board	April 30, 2015
John N. Kapoor, Ph.D.

/s/ KENNETH S. ABRAMOWITZ	Director	April 30, 2015
Kenneth S. Abramowitz

/s/ ADRIENNE L. GRAVES	Director	April 30, 2015
Adrienne L. Graves

/s/ RONALD M. JOHNSON	Director	April 30, 2015
Ronald M. Johnson

/s/ STEVEN J. MEYER	Director	April 30, 2015
Steven J. Meyer

/s/ BRIAN TAMBI	Director	April 30, 2015
Brian Tambi

/s/ ALAN WEINSTEIN	Director	April 30, 2015
Alan Weinstein

/s/ TERRY RAPPUHN	Director	April 30, 2015
Terry Rappuhn

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).