Form 10-K
period 2015-12-31
AKORN INC
filed 2016-05-10
CIK 3116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-32360

AKORN, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-0717400
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1925 W. Field Court, Suite 300, Lake Forest, Illinois 60045

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (847) 279-6100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: (None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the registrant’s common stock) of the registrant as of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion based on the closing market price of $43.66 reported on The NASDAQ Global Select Market.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 29, 2016 was 119,427,471.

Forward-Looking Statements and Factors Affecting Future Results

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” or other similar terms in this Annual Report on Form 10-K refer to Akorn, Inc. and its wholly owned subsidiaries.

Certain statements in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements, including statements regarding our intent, beliefs or expectations are not guarantees of future performance. These statements are subject to risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to:

•                  The effects of the restatement and our ability to remediate material weaknesses;

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

•                  The Company may be subject to litigation of a material nature, including but not limited to, the matters discussed in Part II, Item 8 - Note 22 — “Legal Proceedings”;

•                  Our ability to obtain additional funding or financing to operate and grow our business;

•                  Our ability to generate cash from operations sufficient to meet our working capital requirements and satisfy our debt obligations; and

•                  Other factors referred to in this Form 10-K and our other filings with the SEC.

See Item 1A - Risk Factors. As a result, you should not place undue reliance on any forward-looking statements. You should read this report completely with the understanding that our actual results may differ materially from what we expect. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-K TABLE OF CONTENTS

EXPLANATORY NOTE

Overview

Akorn, Inc. is filing this Annual Report on Form 10-K for the year ended December 31, 2015 which contains consolidated financial statements for the years ended December 31, 2014 and 2013 and quarterly unaudited financial information for the quarter and year to date periods ended March 31, 2014 and 2015, June 30, 2014 and 2015, September 30, 2014 and 2015, and December 31, 2014 and 2015, respectively. The consolidated financial statements for the year ended December 31, 2014 and for the quarter and year to date periods ended March 31, 2014, June 30, 2014 and September 30, 2014 have been restated. The restatement of the consolidated financial statements for the year ended December 31, 2014 and quarter and year to date periods ended March 31, 2014, June 30, 2014 and September 30, 2014 included herein restates and replaces Akorn’s previously issued, audited annual financial statements and previously issued, unaudited quarterly and year to date financial statements and related financial information, which was originally filed on Form10-Q with the Securities and Exchange Commission (“SEC”) on May 12, 2014 and the Form 10-K which was originally filed with the SEC on March 17, 2015 and subsequently amended on Form 10-K/A on April 30, 2015.  The restatements principally adjusts Akorn’s accounting of net revenue and pretax income from continuing operations as a result of identified errors primarily related to understatements of rebates and contractual allowances. Solely for purposes of bringing Akorn’s Registration Statement on Form S-8 current, Akorn may decide to file with the SEC separate Forms 10-Q including the financial statements for the quarter and year to date periods ended March 31, 2015, June 30, 2015 and September 30, 2015, but otherwise the Company does not intend to file the foregoing Forms 10-Q.

PART I

Item 1. Business

Overview

Akorn, Inc., together with its wholly-owned subsidiaries (collectively “Akorn,” the “Company,” “we,” “our” or “us”) is a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals and branded as well as private-label over-the-counter consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of generic pharmaceutical products in alternative dosage forms. We focus on difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997, we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We also operate a central distribution warehouse in Gurnee, Illinois and additional distribution facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois; Copiague, New York and Warminster, Pennsylvania. We also have other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

For further detail concerning our reportable segments please see Part II, Item 8 - Note 14 “Segment Information.”

Our common shares are traded on The NASDAQ Global Select Market under the ticker symbol AKRX. Our principal corporate office is located at 1925 West Field Court Suite 300, Lake Forest, Illinois 60045 with telephone number (847) 279-6100.

Our Strategy

Our strategy is focused on continuing to strengthen our leadership position in the development and marketing of specialized generic and branded pharmaceuticals, over-the-counter (“OTC”) drug products and animal health products. Through an efficient operational model, we strive to maximize shareholder value by quickly adapting to market conditions, patient demands and customer needs.

We believe we can generate growth and maintain attractive margins through: new product launches resulting from research and development successes, improving execution on our core strengths, optimizing our cash flow and leveraging our customer relationships and market leadership. We remain committed to research and development with a focus on our core product areas of ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

We also seek to grow our business inorganically through strategic mergers, acquisitions, business development and licensing activities that provide the ability to move into new product areas that are strategically attractive to us or continue to build out our product or R&D portfolio in our existing product areas.

Our Competitive Strengths

In order to successfully execute our strategy, we must continue to capitalize on our core strengths:

Research and development expertise in alternative dosage forms. Our R&D efforts are primarily focused on the development of multisource generic products that are in dosage forms other than oral solid dose. We consider dosage forms outside of oral solid dose to be “alternative dosage forms.” These products typically have fewer competitors in mature markets, are more difficult to develop and manufacture and can carry higher profitability over time than oral solid dose products.  The alternative dosage form products that we focus on are primarily those that we can manufacture, namely: ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

Alternative dosage form manufacturing expertise. Our manufacturing network specializes in alternative dosage form products. Four of our five manufacturing facilities are Food and Drug Administration (“FDA”) approved, including:

(1)         Our Decatur, Illinois facility, which specializes in sterile products, primarily injectables;

(2)         Our Somerset, New Jersey facility, which specializes primarily in sterile ophthalmic products;

(3)         Our Amityville, New York facility, which specializes in topical creams, gels and ointments, oral liquids, otic liquids, nasal sprays and unit dose oral liquid products; and

(4)         Our Hettlingen, Switzerland facility, which specializes primarily in sterile ophthalmic products;

All of our FDA approved facilities have been inspected by the FDA since the start of 2014. Our Paonta Sahib, Himachal Pradesh, India facility is not yet FDA approved. The Paonta Sahib facility is a sterile injectable facility with separate areas dedicated to general injectable products, carbapenem injectable products, cephalosporin injectable products and hormonal injectable products. In addition, the cephalosporin area of the facility has the ability to produce non-sterile oral cephalosporin products. We are actively pursuing FDA approval of this facility.

Established portfolio of generic, branded, OTC and animal health products. We market a diverse portfolio of generic prescription pharmaceutical products, branded prescription pharmaceutical products, OTC brands, various formulations of private-label OTC pharmaceutical products and a number of prescription animal health products. For our human prescription products, our diverse portfolio of alternative dosage form products sets us apart from our larger competitors and allows us to provide a single source of these products for our customers. Our OTC and animal health portfolios are largely complementary to our human prescription products, allowing us to leverage our manufacturing and development expertise.

Targeted sales and marketing infrastructure. We maintain a targeted sales and marketing infrastructure to promote our branded, generic, OTC and animal health products. We leverage our sales and marketing infrastructure to not only promote our branded portfolio, but also to sell our multisource generic products directly into physician offices, hospital systems and group purchasing organizations.

Significant management expertise. Our senior management team has a demonstrated track record of building and operating high-growth healthcare and pharmaceutical companies through product development, in-licensing and acquisitions. We added substantial talent to our management team in 2015 including a new Chief Financial Officer, a new head of commercial operations and a new head of pharmaceutical operations, among others.

Our Areas of Focus

Alternative dosage form generics. Our core area of focus is generic prescription pharmaceutical products in alternative dosage forms. We market a portfolio of multisource prescription pharmaceutical products in injectable, ophthalmic, topical, oral and inhaled liquid, nasal spray and otic dosage forms. We also market select oral solid dose formulations.

Specialty brands. Alongside our generic prescription pharmaceutical products, we market a portfolio of branded prescription pharmaceutical products, primarily in the ophthalmology area. While we continue to primarily focus on generic products, our branded portfolio allows us to leverage our sales and manufacturing infrastructure and deepen our relationships with customers.

OTC products. Our Akorn Consumer Health division (“ACH”) markets a portfolio of OTC brands and various formulations of private-label OTC pharmaceutical products. Our flagship OTC brand is TheraTears® Therapy for Your Eyes®, which is a family of therapeutic eye care products including dry eye therapy lubricating eye drops, eyelid and eyelash cleansing foam and eye nutrition supplements. We also market several specialty OTC products including; Zostrix®, Sinus Buster®, MagOx®, Maginex®, Multi-betic®, Diabetic Tussin® and Dia-Derm®.

Specialized Animal Health Products. We also market a portfolio of branded and generic companion animal prescription pharmaceutical products under the Akorn Animal Health label. Major animal health products include Anased® and VetaKet®, veterinary sedatives; Tolazine® and Yobine®, sedative reversing agents; and Butorphic®, a pain reliever.

Research & Development

We seek to continually grow our business by developing new products.  Internal R&D projects are carried out at our R&D facilities located in Vernon Hills, Illinois, Copiague, New York and Warminster, Pennsylvania. The majority of our product development activity takes place at our R&D facilities, while our manufacturing facilities provide support for the later phases of product development and exhibit batch production.  We believe that having our own dedicated R&D facilities allows us to significantly increase the size of our product pipeline as well as shorten the time between project start and filing with the FDA. We also use outside vendors, such as contract research organizations for some R&D projects to take advantage of external capabilities and cost efficiencies.  As of December 31, 2015, we had 119 full-time employees directly involved in product R&D activities.

In addition to our internal development work, we strategically partner with drug development and contract manufacturing companies (“CMOs”) throughout the world for the development of drug products that we believe will be complementary to our existing product offerings, but for which we may lack the expertise to develop, or the capability, capacity or cost-efficiencies to manufacture.  We may owe payments to these partners from time to time based on their achievement of milestones, up to and including launch of the subject development product.  Our development partners are typically responsible for manufacturing or sourcing of the finished product and may receive a royalty or a profit split from the sales of the product.

R&D costs are expensed as incurred. Such costs amounted to $40.7 million, $31.3 million and $19.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, and include internal R&D expenses, milestone fees paid to our strategic partners and impairment expenses of in-process research and development projects (“IPR&D”) which were abandoned.

During 2015, we submitted 18 new Abbreviated New Drug Application (“ANDA”) filings and one New Drug Application (“NDA”) filing to the FDA. In 2014, we submitted 23 ANDA filings and in 2013 we submitted 15 ANDA filings to the FDA.

Akorn and its partners received 11 ANDA product approvals, two Abbreviated New Animal Drug Application (“ANADA”) approvals, one NDA product approval, one supplemental ANDA approval and two tentative ANDA approvals from the FDA in 2015; 14 ANDA approvals, one NDA approval and two tentative ANDA approvals in 2014 and two ANDA approvals and one tentative ANDA approval in 2013.

As of December 31, 2015, we had 87 ANDA filings under review by the FDA. We plan to continue to regularly submit additional ANDA filings based on perceived market opportunities and our R&D pipeline.

See “Government Regulation” and Item 1A - Risk Factor — “Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products ahead of our competitors.”

Strategic Mergers and Acquisitions

We regularly evaluate and, where appropriate, execute opportunities to expand through the acquisition of products and companies in areas that we believe offer attractive opportunities for growth. Below is a summary of our recent strategic acquisitions of products and companies. See Item 1A — Risk Factors for a description of risks that accompany our acquisition strategy.

Akorn AG (formerly Excelvision AG). To expand our ophthalmic manufacturing capacity, our Luxembourg subsidiary, Akorn International S.à r.l., entered into a share purchase agreement on July 22, 2014 with Fareva SA to acquire all of the issued and outstanding shares of capital stock of Excelvision AG, a Swiss company (“Excelvision AG”) for 21.7 million Swiss Francs (“CHF”), net of certain working capital and inventory amounts. Excelvision AG was a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products. On April 1, 2016 the name of Excelvision AG was changed to Akorn AG.

The acquisition was completed on January 2, 2015 upon payment of the previously-agreed to consideration and subsequent payment of certain working capital amounts, which in aggregate was equivalent to $28.4 million, and was funded through available cash on hand.

VPI Holdings Corp. On August 12, 2014, we completed the acquisition of VersaPharm Incorporated, a Georgia corporation (“VersaPharm”) for a total purchase price of approximately $433.0 million (the “VersaPharm Acquisition”), subject to a net working capital adjustment. On May 9, 2014, the Company had entered into an Agreement and Plan of Merger (the “VP Merger Agreement”) to acquire VPI Holdings Corp. (“VPI”), the parent company of VersaPharm.

VersaPharm was a developer and marketer of multi-source prescription pharmaceuticals. We believe the acquisition complements and expands our product portfolio by diversifying our offering to niche dermatology markets. VersaPharm’s product portfolio, pipeline and development capabilities were complimentary to the Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) acquisition, described below, through which we acquired manufacturing capabilities needed for many of VersaPharm’s current and pipeline products. The VersaPharm Acquisition also enhanced our new product pipeline as VersaPharm had significant R&D experience and knowledge and numerous IPR&D products which were under active development.

The VersaPharm Acquisition was principally funded through a $445.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Incremental Term Loan”) entered into concurrent with completing the acquisition, and through available cash.

Hi-Tech Pharmacal Co., Inc. On April 17, 2014, we completed the acquisition of Hi-Tech for a total purchase price of approximately $650.0 million (the “Hi-Tech Acquisition”). The acquisition was approved by the shareholders of Hi-Tech on December 19, 2013, and was approved by the FTC on April 11, 2014 following review pursuant to provisions of Hart-Scott Rodino Act (“HSR”).

Hi-Tech was a specialty pharmaceutical company which developed, manufactured and marketed generic and branded prescription and OTC drug products. Hi-Tech specialized in liquid and semi-solid dosage forms and produced and marketed a range of oral solutions and suspensions, topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gel products. Hi-Tech’s Health Care Products division was a developer and marketer of OTC products, and their ECR Pharmaceuticals subsidiary (“ECR”) marketed branded prescription products. ECR was divested during the year ended December 31, 2014.

The Hi-Tech Acquisition complemented and expanded our manufacturing capabilities and product portfolio by diversifying our offerings to our retail customers beyond ophthalmics to other niche dosage forms such as oral liquids, topical creams and ointments, nasal sprays and otics. The Hi-Tech Acquisition also enhanced our new product pipeline. Further, the Hi-Tech Acquisition added branded OTC products in the categories of cough and cold, nasal sprays and topicals to our TheraTears® brand of eye care products.

The Hi-Tech Acquisition was principally funded through a $600.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Existing Term Loan”) entered into concurrent with completing the acquisition, and through Hi-Tech cash assumed through the acquisition.

Kilitch Drugs (India) Limited. On February 28, 2012, we acquired selected assets of Kilitch Drugs (India) Limited (“Kilitch”) pursuant to a Business Transfer Agreement (“BTA”) between our subsidiary, Akorn India Private Limited (“AIPL”) and Kilitch. The agreement was initially signed on October 6, 2011 (the “Kilitch Acquisition”).  We paid approximately $60.1 million in cash at closing, which included consideration of $55.2 million and acquisition-related costs of $4.9 million.  The primary assets acquired were Kilitch’s pharmaceutical manufacturing facility in Paonta Sahib, Himachal Pradesh, India and its ongoing contract manufacturing business, which we now refer to as AIPL.

Pursuant to the BTA, we also acquired selected assets of NBZ Pharma Limited, a company affiliated with Kilitch, from which we acquired the rights to manufacture and distribute certain pharmaceutical products.

We are pursuing FDA approval to manufacture certain products at the Paonta Sahib facility for export to the U.S.  See Item 1A - Risk Factor - “Failure to obtain regulatory certification of our manufacturing facility in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets, could impair our ability to grow and adversely affect our business, financial condition and results of operations” and Item 1A - Risk Factor — “Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results” for more information about risk factors related to our AIPL operations.

Advanced Vision Research, Inc. On May 3, 2011, we acquired AVR Business Trust and its subsidiaries, Advanced Vision Research, Inc. and Advanced Vision Pharmaceuticals, LLC (collectively, “AVR”). AVR is a developer and marketer of a line of OTC eye care products marketed primarily under the TheraTears® brand name.

Business Development and Licensing

Supplemental to our strategic mergers and acquisitions strategy, we also seek to enhance our current generic and branded product lines through the acquisition or licensing of on-market or in-development products that expand or complement our current branded and generic product portfolio. Below is a summary of our recent product acquisition or licensing transactions. See Item 1A - Risk Factors for a description of risks that accompany our business development strategy.

Lloyd Products Acquisition. To expand our animal health product portfolio, our wholly-owned subsidiary, Akorn Animal Health, Inc. entered into a definitive product acquisition agreement on October 2, 2014 with Lloyd, Inc. to acquire certain rights and inventory related to a portfolio of animal health injectable products used in pain management and anesthesia. We acquired the products for $16.1 million, funded through available cash paid at closing, and a contingent payment of $2.0 million paid in 2015.

Xopenex Product Acquisition. To expand our prescription product portfolio of respiratory products, we entered into a definitive product acquisition agreement with Sunovion Pharmaceuticals Inc., on October 1, 2014 to acquire certain rights and inventory related to Xopenex® Inhalation Solution (levalbuterol hydrochloride). The purchase price for the acquisition was $45.0 million, funded through available cash paid at closing, less certain liabilities for product return reserves, rebates, and chargeback reserves, which were assumed by our subsidiary Oak Pharmaceuticals, Inc., subject to a cap. The total cash paid at closing was $41.5 million.

Zioptan Product Acquisition. To expand our branded ophthalmology portfolio, we acquired the rights to the U.S. NDA for Zioptan®, a prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, Sharp and Dohme Corp. (“Merck”) on April 1, 2014. The total consideration at closing was $11.2 million.

Betimol Product Acquisition. To expand our branded ophthalmology portfolio, we acquired the rights to the U.S. NDA for Betimol®, a prescription ophthalmic eye drop for the reduction of eye pressure in glaucoma patients, from Santen Pharmaceutical Co., Ltd., (“Santen”) on January 2, 2014. The total consideration of $12.2 million was equal to approximately 1.5 times our net sales of Betimol® in the first year following the acquisition. We paid a non-refundable amount of $7.5 million upon completing the acquisition and paid the remaining amount of $4.7 million in June 2015. There is also the potential of a $2.0 million increase to the total consideration should net sales of Betimol® exceed a sizable threshold in any one of the first five years following the acquisition, but the Company has not assessed value to this contingent consideration as it is unlikely.

In connection with the acquisition, we entered into a supply agreement with Santen whereby Santen will continue manufacturing Betimol® for a transitional period.

Merck Products Acquisition.  On November 15, 2013, we acquired three ophthalmic U.S. NDAs from Merck for $52.8 million in cash. The products acquired were:

•                  AzaSite® — (azithromycin ophthalmic solution), a prescription sterile eye drop solution used to treat bacterial conjunctivitis;

•                  Cosopt® — (dorzolamide hydrochloride and timolol maleate ophthalmic solution), a prescription sterile eye drop solution that is used to reduce intraocular pressure in patients with open-angle glaucoma or ocular hypertension; and

•                  Cosopt® PF — (dorzolamide hydrochloride and timolol maleate ophthalmic solution) a preservative-free prescription version of Cosopt®, supplied in sterile, single-use containers.

This acquisition expanded our line of prescription ophthalmic products to include additional branded products.  Upon entering into the product acquisition agreement, we entered into supply agreements with Merck and a third party to ensure continued supply of the three products.  The acquisition included our acquisition of a Merck subsidiary corporation, Inspire Pharmaceuticals, Inc. (“Inspire”), which was and continues to be the holder of the product rights to AzaSite®.

Lundbeck Products Acquisition. On December 22, 2011, we acquired three NDAs from H. Lundbeck A/S (“Lundbeck”), a Denmark corporation.

Our Products

The Company has identified two reportable segments with which we operate our business. These segments include the Prescription Pharmaceuticals Segment and the Consumer Health Segment.

Prescription Pharmaceuticals Segment. Our Prescription Pharmaceuticals segment primarily consists of generic and branded prescription pharmaceuticals in a variety of dosage forms including sterile ophthalmics, injectables and inhalants and non-sterile oral liquids, topicals, nasal sprays and otics. We also market a number of pain management drugs, including drugs subject to the Controlled Substances Act. The segment represented 93.8% of our net sales in 2015. Please see Part II, Item 8 - Note 14 “Segment Information” for further detail of the Prescription Pharmaceuticals segment.

While the majority of net sales within the prescription pharmaceuticals segment are derived from generic products, Akorn markets a line of branded ophthalmic and respiratory products including brands such as Akten®, a topical ocular anesthetic gel, AzaSite®, an antibiotic used to treat bacterial conjunctivitis, Cosopt®, Cosopt® PF, Betimol® and Zioptan®, which are used in the treatment of glaucoma and Xopenex® Inhalation Solution, used in the treatment or prevention of bronchospasm.

The largest generic products, in terms of net revenue, in our Prescription Pharmaceuticals segment are listed alphabetically below.

Atropine Sulfate Ophthalmic Solution. We received approval of our NDA for Atropine Sulfate Ophthalmic Solution, USP, 1% in July 2014. We had previously been marketing this product as an unapproved product.  Following our NDA approval, competitors marketing unapproved products discontinued distribution of their products.

Clobetasol Propionate Ointment. We acquired Clobetasol Propionate Ointment through the Hi-Tech Acquisition. In the acquisition the Company also acquired other dosage forms of Clobetasol Propionate including a gel, cream, emollient cream and a topical solution.

Dehydrated Alcohol Injection. We began marketing our Dehydrated Alcohol Injection, USP in 5 mL single-dose vials in 1997. Our Dehydrated Alcohol Injection is not an FDA approved product and to date our product has not been found by the FDA to be safe and effective.

Ephedrine Sulfate Injection. We began marketing Ephedrine Sulfate Injection, USP 50 mg/mL in 1 mL single-dose ampules in 1997. Our Ephedrine Sulfate Injection is not an FDA approved product and to date our product has not been found by the FDA to be safe and effective. In 2015, we filed a New Drug Application seeking approval of our Ephedrine Sulfate Injection.

Hydralazine Hydrochloride Injection. We began marketing Hydralazine Hydrochloride Injection, USP, 20 mg/mL in 1 mL single-dose vials following FDA approval in 2009.

Lidocaine Ointment. We acquired marketing rights to Lidocaine Ointment USP, 5% through the Hi-Tech Acquisition.  Beyond Lidocaine Ointment, we also market other Lidocaine-containing products including Lidocaine Hydrochloride Jelly USP 2% and Lidocaine Hydrochloride Oral Topical Solution USP, 2%.

Methylene Blue Injection. We began marketing Methylene Blue Injection, USP, 10 mg/mL in 1 mL and 10 mL vials in 2009. Our Methylene Blue Injection is not an FDA approved product and to date our product has not been found by the FDA to be safe and effective.

Myorisan™ Soft Gelatin Capsules. We acquired Myorisan™ (isotretinoin capsules, USP) in 10 mg, 20 mg and 40 mg strengths through the VersaPharm Acquisition. We subsequently received approval for the 30 mg strength in 2015.

Nembutal® Sodium Solution. We acquired Nembutal® Sodium Solution from the Lundbeck Acquisition. Nembutal® Sodium Solution (pentobarbital) is a Schedule II controlled drug.

Progesterone Capsules. Under a license from another manufacturer, we began marketing progesterone capsules in 100 mg and 200 mg strengths in 2012.

Most of the products discussed above have several generic equivalent competitors. Additional competition may emerge over time which could materially affect future revenues and profits. In addition, future revenues and profits may be affected by events outside of our control including; disputes with partners, inability to timely source finished product from contract manufacturers or raw material suppliers and a failure to maintain or secure customer contracts at favorable terms. For further discussion of the risks associated with our products or operations please see Item 1A — Risk Factors.

Consumer Health Segment. Our Consumer Health segment primarily consists of branded and private-label OTC products and animal health products dispensed by veterinary professionals. Our branded and private-label OTC products are primarily focused on ophthalmics including a leading dry eye treatment TheraTears® Therapy for Your Eyes®. We also market other OTC consumer health products including Mag-Ox®, a magnesium supplement, and the Diabetic Tussin® line of cough and cold products. Please see Part II, Item 8 - Note 14 “Segment Information” for further detail of the Consumer Health segment.

Our animal health portfolio is focused on products complementary to our human health prescription portfolio, leveraging our R&D and manufacturing capabilities for alternate dosage form products. Major products within our animal health portfolio include Anased® and VetaKet® veterinary sedatives; Tolazine® and Yobine®, sedative reversing agents; and Butorphic®, a pain reliever.

Sales and Marketing

We rely on our sales and marketing teams to help us maintain and, where possible, increase market share for our products.  Our sales organization is structured as follows:

(1) field sales teams focused on branded prescription pharmaceutical products;

(2) field sales teams focused on institutional markets;

(3) inside sales team focused on customers in smaller markets, and;

(4) national accounts sales team focused on wholesalers, distributors, retail pharmacy chain and group purchasing organizations (“GPOs”).

Our field sales representatives promote ophthalmic products directly to retinal surgeons and ophthalmologists, and other pharmaceutical products directly to local hospitals in order to support compliance and pull-through against existing contracts. Our inside sales team augments our outside sales teams to sell products in markets where field sales would not be cost effective. Our national accounts sales team seeks to establish and maintain contracts with wholesalers, distributors, retail pharmacy chains and GPOs. As of the year ended December 31, 2015, we utilized a sales force of 88 field and inside sales representatives to promote our product portfolio. To support our sales efforts, we also have a customer service team and a marketing department focused on promoting and raising awareness about our product offerings.

Competition

Prescription Pharmaceuticals. The sourcing, marketing and manufacturing of pharmaceutical products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. We compete principally on quality of our products and services, reliability of our supply, breadth of our portfolio, depth of our customer relationships and price. Many of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. See Item 1A - Risk Factor - “Our industry is very competitive. Additionally, changes in technology could render our products obsolete” for more information.

Generic Pharmaceuticals. Companies that compete with our generic pharmaceuticals portfolio include Allergan plc (through their Actavis generics subsidiary), Apotex Inc., Fresenius Kabi AG, Hikma Pharmaceuticals plc, Novartis International AG (through their Sandoz  and Alcon subsidiaries), Perrigo Company plc, Pfizer Inc., Mylan N.V., Taro Pharmaceutical Industries Ltd. and Valeant Pharmaceuticals International, Inc. (principally through their Bausch + Lomb subsidiary), among others.

Branded Pharmaceuticals. Companies that compete with our branded pharmaceuticals portfolio include Allergan plc, Novartis International AG (through their Alcon subsidiary), Pfizer Inc. and Valeant Pharmaceuticals International, Inc. (through their Bausch + Lomb subsidiary), among others. Additionally, potential generic entrants with equivalent products referencing our branded products present an additional competitive threat.

Consumer Health. Like our Prescription Pharmaceuticals segment, the sourcing, manufacturing and marketing of Consumer Health products is highly competitive, with many established manufacturers, suppliers and distributors actively engaged in all phases of the business. With the Company’s relatively small OTC and animal health product portfolio many of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces and greater manufacturing capacity. Within this market, we compete primarily on product offering, as well as price and service.

The companies that compete with our Consumer Health segment include both generic and name brand companies such as Allergan plc, Johnson & Johnson, Perrigo Company plc., Pfizer Inc., and Valeant Pharmaceuticals International, Inc., among others.

Seasonality

The majority of our products do not experience significant seasonality.  We do market certain prescription pharmaceutical and consumer health products for the treatment of allergies that typically generate consumer demand in the warmer months as well as cough and cold products which typically generate higher consumer demand in the colder months, but we do not believe these products materially impact our overall sales trends. Additionally, we market various antidote products through our

Prescription Pharmaceuticals segment, the sales of which are largely timed to the expiration of existing stock held by our customers.

Major Customers

In 2015, 2014 and 2013, a high percentage of our sales were to the three large wholesale drug distributors noted below.  These three wholesale drug distributors account for a large portion of our gross sales, net revenues and accounts receivable in both of our segments. The three large wholesale drug distributors are:

•                  AmerisourceBergen Corporation (“Amerisource”);

•                  Cardinal Health, Inc. (“Cardinal”); and

•                  McKesson Corporation (“McKesson”).

On a combined basis, these three wholesale drug distributors accounted for approximately 77.8% of our total gross sales and 70.0% of our net revenue in the year ended December 31, 2015, and 82.8% of our gross accounts receivable as of December 31, 2015. The difference between gross sales and net revenue is that gross sales is calculated before allowances for chargebacks, rebates, promotions and product returns (See Part II, Item 8 — Note 3 “Summary of Significant Accounting Policies” for more information).

The table below presents the percentages of our total gross sales, net revenue and gross trade accounts receivable attributed to each of these three wholesale drug distributors as of and for the years ended December 31, 2015, 2014 and 2013, respectively:

	2015			2014 (as Restated)			2013
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	28.0%	23.2%	28.8%	38.3%	29.2%	45.4%	18.9%	14.0%	25.5%
Cardinal	19.7%	19.5%	26.1%	15.9%	13.6%	16.9%	22.8%	15.6%	26.2%
McKesson	30.1%	27.3%	27.9%	22.7%	19.1%	22.7%	16.7%	11.3%	11.6%
Combined Total	77.8%	70.0%	82.8%	76.9%	61.9%	85.0%	58.4%	40.9%	63.3%

Amerisource, Cardinal and McKesson are key distributors of our products, as well as a broad range of healthcare products for many other companies. None of these distributors is an end user of our products. Generally speaking, if sales to any one of these distributors were to diminish or cease, we believe that the end users of our products would likely find little difficulty obtaining our products from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations.

We consider our business relationships with Amerisource, Cardinal and McKesson to be in good standing and we currently have fee for services contracts with each of them. However, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these distributors could have a material negative impact on our revenue, business, financial condition and results of operations. See Item 1A - Risk Factor — “We depend on a small number of distributors, the loss of any of which could have a material adverse effect” for more information.

Backorders

As of December 31, 2015, we had approximately $9.6 million of products on backorder as compared to approximately $19.2 million of backorders as of December 31, 2014 and $3.9 million as of December 31, 2013. We generally expect to fulfill all open backorders during 2016.

Foreign Sales

During 2015, 2014 and 2013, approximately $37.0 million, $16.6 million, and $27.3 million of our net revenue, respectively, was related to sales to customers in foreign countries.  The increase in foreign revenues in 2015 comparison to 2014 is primarily the result of the January 2, 2015 acquisition of our Akorn AG plant in Switzerland, which generated $27.5 million of revenue in the year, while the decline in foreign revenues in 2014 in comparison to 2013 is primarily the result of reduced sales generated by AIPL, our subsidiary in India. Of our total foreign sales in 2015, 2014 and 2013, $2.3 million, $7.2 million and $15.8 million, respectively, were generated by AIPL, which sold product to customers in India and other unregulated world markets. The declining revenue generated by AIPL through the respective periods is principally the result of our decision to reduce revenues associated with comparatively low-margin contract manufacturing to focus on achieving U.S. FDA site approval.

Our worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. We do not regard these risks as a deterrent to further expansion of our operations abroad. However, we closely review our methods of operations and seek to adopt strategies responsive to changing economic and political conditions.

Suppliers

We require raw materials and components to manufacture and package pharmaceutical products. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these materials are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned. In addition, certain of the pharmaceutical products that we market are manufactured by third parties that serve as our only supplier of those products.  Any delays or failure of a contract manufacturing partner to supply finished goods timely or in adequate volume could impede our marketing of those products.

No supplier represented 10% or more of our purchases in the years ended December 31, 2015, 2014 or 2013.  See Item 1A - Risk Factor — “Many of the raw materials and components used in our products come from a single source” for more information.

Manufacturing

We operate manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland and Paonta Sahib, Himachal Pradesh, India. See Item 2 - Properties, for more information. Through these manufacturing facilities we manufacture a diverse assortment of sterile and non-sterile pharmaceutical products including oral liquids and suspensions, otics, nasal sprays, liquid injectables, lyophilized injectables, topical gels, creams and ointments; and ophthalmic solutions and ointments for both our reportable segments.

Somerset — sterile ophthalmic solutions, ointments and gels

Decatur — sterile liquid and lyophilized injectables and sterile ophthalmic solutions

Amityville — sterile ophthalmic solutions, sterile gels, and non-sterile nasal sprays, topical ointments and creams, oral syrups and solutions, and liquid unit dose cups

Hettlingen — sterile ophthalmic solutions, suspensions, gels and ointments

Paonta Sahib — sterile liquid injectables including cephalosporins, carbapenems, hormones and general injectables, as well as oral cephalosporins

Patents, Trademarks, Licenses and Proprietary Property

We consider the protection of our patents, trademarks and proprietary rights important to maintaining and growing our business.

Patents. We have sought, and intend to continue to seek, patent protection in the United States and selected foreign countries where deemed appropriate and advantageous to us. The importance of these patents does not vary among our business segments.

As of December 31, 2015, we have 12 issued U.S. patents, three U.S. patent applications pending, six foreign-issued patents and 19 foreign patent applications pending. The following table details information as of December 31, 2015 regarding US and foreign patents owned by the Company and its subsidiaries on currently marketed products.

Patent	Patent Expiration	Product	Jurisdiction
8,759,401	Q3 2026	Akten®	United States of America
8,900,643	Q1 2027	Sinus Buster®	United States of America
8,535,736	Q2 2026	SteriLid®	United States of America
2650136	Q2 2027	SteriLid®	Canada
571810	Q2 2027	SteriLid®	New Zealand
2007238666	Q2 2027	SteriLid®	Australia
2018103	Q2 2027	SteriLid®	European Union

Trademarks. Through our acquisitions, we have increased the number and importance of trademarks related to our products and product lines.  We also acquired rights to the trade names for the branded, prescription ophthalmic products AzaSite®, Betimol®, Cosopt® PF, and Zioptan®, the respiratory product Xopenex®, as well as OTC products such as TheraTears®, MagOx®, Multi-betic® and Zostrix®. We are committed to maintaining and defending these trade names as they are important in supporting the success and growth of our business. In addition, we maintain and defend trademarks related to a number of internally-developed products, as well as others licensed from third parties.

Other Proprietary Property. We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ. However, there can be no assurance that others may not acquire or independently develop similar technology or, if patents are not issued with respect to products arising from research, that we will be able to maintain information pertinent to such research as proprietary technology or trade secrets. See Item 1A - Risk Factor — “Our patents and proprietary rights may not adequately protect our products and processes” and “Third parties may claim that we infringe their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products” for more information.

Government Regulation

Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies, including the FDA, the Drug Enforcement Administration (“DEA”), the FTC and other federal, state and local agencies. The development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, recordkeeping, distribution, storage and advertising of our products, and disposal of waste products arising from such activities, are subject to regulation by the FDA, DEA, FTC, the Consumer Product Safety Commission, the Occupational Safety and Health Administration and the

Environmental Protection Agency. Similar state and local agencies also have jurisdiction over these activities. Noncompliance with applicable United States and/or state or local regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, recommendations by the FDA against governmental contracts and criminal prosecution. In addition, we are subject to oversight from federal and state government benefit programs, healthcare fraud and abuse laws and international regulations in jurisdictions in which we manufacture or sell our pharmaceutical products.

FDA. The Federal Food, Drug and Cosmetic Act (the “FDC Act”), the Controlled Substance Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage and promotion of products that we manufacture and market. The FDA inspects drug manufacturers and storage facilities to determine compliance with its current Good Manufacturing Practices (“cGMP”) regulations, non-compliance with which can result in fines, recall and seizure of products, total or partial suspension of production, refusal to approve NDAs and ANDAs and criminal prosecution. Under the FDC Act, the federal government has extensive administrative and judicial enforcement authority over the activities of finished drug product manufacturers to ensure compliance with FDA regulations. This authority includes, but is not limited to, the authority to initiate judicial action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products, to seek civil and monetary penalties and to criminally prosecute violators. Other enforcement activities include refusal to approve product applications, withdrawal of previously approved applications or prohibition on marketing of certain unapproved products.

FDA approval is required before any prescription drug products can be marketed. New drugs require the filing of an NDA, including clinical studies demonstrating the safety and efficacy of the drug. Generic drugs, which are therapeutic equivalents of existing, brand name drugs, require the filing of an ANDA. An ANDA does not, for the most part, require clinical studies since safety and efficacy have already been demonstrated by the product originator. However, the ANDA must, for example, provide data to support the bioequivalence of the generic drug product. The time required by the FDA to review and approve NDAs and ANDAs is variable and, to a large extent, beyond our control.

We are subject to periodic inspections by the FDA and in the years ended December 31, 2015, 2014 and 2013, there have not been any significant impacts associated with regulatory inspection or related review activities. FDA inspections were conducted during the second quarter of 2015 at our Somerset, New Jersey facility and our Amityville, New York facility and resulted in no regulatory actions. The June 2014 FDA inspection of the Akorn India operation resulted in non-approval and a requirement for re-inspection and approval. Furthermore, in the second quarter of 2016 our Somerset facility was inspected again which resulted in no regulatory actions.

DEA. We manufacture and distribute several controlled drug substances, the distribution and handling of which are regulated by the DEA., which imposes, among other things, certain licensing, security and recordkeeping requirements, as well as quotas for the manufacture, purchase, storage and sale of controlled substances. Failure to comply with DEA regulations (and similar state regulations) can result in fines or seizure of product. There have not been any material fines, seizures or interruptions resulting from DEA inspections in any of the years ended December 31, 2015, 2014 or 2013.

We are subject to periodic inspections by the DEA in facilities where we manufacture, process or distributed controlled substances.  Our most recent DEA inspections conducted in December 2015 at our Decatur, Illinois and Amityville, New York facilities resulted in no regulatory actions.

Government Benefit Programs. We sell products that can be subject to the statutory and regulatory requirements for Medicaid, Medicare, TRICARE and other government healthcare programs. These regulations govern access and reimbursement levels, including that all pharmaceutical companies pay rebates to individual states based on a percentage of sales arising from Medicaid-reimbursed products. We are also subject to price ceilings for select products sold through the military TRICARE program. U.S. Federal and state governments may continue to enact legislation and other measures aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. We cannot predict the nature of such potential future measures or the impact on our profitability.

Healthcare Fraud and Abuse Laws. We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. In the U.S. there are various federal and state anti-kickback laws that prohibit payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these anti-kickback laws can lead to civil and/or criminal penalties, including fines, imprisonment and exclusion from participation in government healthcare programs. See Item 1A - Risk Factor — “Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions,” for further discussion on anti-kickback laws. We are also subject to other healthcare fraud and abuse laws, notably:

Federal Civil False Claims Act. We are also subject to the provisions of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s whistleblower or qui tam provisions. The civil False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or caused the submission of a false claim to the federal government, and to share in any monetary recovery. In recent years, the number or suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program.

HIPAA. Fraud provisions in the Health Insurance Portability and Accountability Act (“HIPAA”) of 1996 prohibits knowingly and willingly executing a scheme to defraud any healthcare benefit program, including those of private third-party payers. Also, false statement provisions within HIPAA prohibits knowingly and willingly falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Federal Physician Payments Sunshine Act. The Federal Physician Payments Sunshine Act mandates annual reporting of various types of payments to physicians and teaching hospitals. Under the regulations, applicable drug, biological, device, and medical supply manufacturers are required to report to CMS payments or other transfers of value made to physicians and teaching hospitals, and the regulations also require the manufacturers and GPOs to report ownership and investment interests held by physicians or their immediate family members. The rule sets forth a reporting process that permits physicians, teaching hospitals, and physician owners and investors to dispute information reported by applicable manufacturers and GPOs. Under the regulations, information that is the subject of a dispute not resolved within the initial allotted 60-day review and dispute resolution period will be posted on CMS’s public website in the manner in which it was submitted by the manufacturer or GPO, rather than in a manner that includes the version provided by the disputing physician, teaching hospital, or physician owner or investor. Failure to comply with required reporting requirements could subject pharmaceutical manufacturers and others to substantial civil monetary penalties.

International Regulations. The Company, and its employees are subject to the Foreign Corrupt Practices Act (“FCPA”), in addition, we have two international manufacturing facilities and are subject to laws and regulations that differ from those under which we operate in the U.S. Regulatory agencies outside of the U.S. with which we interact include Swissmedic in Switzerland and the Central Drugs Standard Control Organization in India.

Government Contracts

We maintain distribution contracts with the U.S. Federal Government, including the U.S. Department of Veterans Affairs, among others. A number of these contracts allow the US. Federal Government to terminate such contracts upon written notice. We do not believe that any single termination is likely or would be material to our operations.

Employees

As of December 31, 2015 we had a total of 2,172 employees globally, consisting of 1,972 permanent, full-time employees and 200 part-time or temporary employees. Our full and part time or temporary employees worked in the following locations:

Country	Full Time	Part Time or Temp
United States of America	1,481	12
India	365	166
Switzerland	126	22
Total	1,972	200

We believe we have good relations with our employees. Our U.S. full-time and part-time employees are not represented by collective bargaining agreements.

Environment

Our operations are subject to foreign, federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transport, treatment and disposal or, and exposure to, toxic and hazardous substances. Violation of these laws and regulations, which frequently change, can lead to substantial fines and penalties. Some of our operations require environmental permits and controls to prevent and limit pollution. We believe that our facilities are in substantial compliance with applicable environmental laws and regulations and we do not anticipate any material adverse effect from compliance with foreign, federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Available Information

Our internet address is http://www.akorn.com. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

Materials filed with the SEC can also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Our Restatement.

Our history includes failures to timely file our periodic reports with the SEC, which, if compliance is not gained and retained, could result in the potential delisting of our common stock from The NASDAQ Global Select Market, which would materially and adversely affect our stock price, financial condition and/or results of operations.

We did not file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 nor did we timely report our Annual Report on Form 10-K for the year ended December 31, 2015 and such filings have been integrated into this comprehensive Form 10-K. These failures to timely file periodic reports with the SEC for 2015 resulted in our not being in compliance with relevant NASDAQ Listing Rules. In addition to filing this form 10-K, we are required to, among other things, file a definitive proxy statement and hold a 2016 annual meeting of shareholders. Our historical failure to file periodic reports means that we are not able to definitively predict timely prospective filings in accordance with listing rules. If we fail to accurately and timely make such filings, our stock may be delisted from The NASDAQ Global Select Market, which could have a material adverse effect on us by, among other things, reducing:

•                  The liquidity of our common stock;

•                  The market price of our common stock;

•                  The number of institutional and other investors that will consider investing in our common stock;

•                  The number of market makers in our common stock;

•                  The availability of information concerning the trading prices and volume of our common stock;

•                  The number of broker-dealers willing to execute trades in shares of our common stock;

•                  Our ability to obtain equity financing for the continuation of our operations;

•                  Our ability to use our equity as consideration in any merger transaction; and

•                  The effectiveness of equity-based compensation plans for our employees used to attract and retain individuals important to our operations

Our historical failure to timely file our periodic reports with the SEC has, among other things, resulted in a default under our convertible note, a breach of covenants under our loan agreements and could further impact our credit rating, each of which could materially and adversely affect our prospective financial condition and/or results of operations.

We did not timely report our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2015, June 30, 2015 and September 30, 2015 nor did we timely report our Annual Report on Form 10-K for the year ending December 31, 2015 and such filings have been integrated into this comprehensive Form 10-K. Any failure to make timely filings of one or more future periodic reports could result in further defaults and breaches and further negatively impact our credit rating, each of which could have an adverse impact on our ability to finance in the future, the cost of future financings, and/or our results of operations. For further information, see Risk Factor “One of our credit ratings was downgraded in November of 2015, which could adversely affect our access to liquidity, working capital, financing in the future, and could increase financing costs.”

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

In connection with our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, we concluded there were certain material weaknesses in internal control over financial reporting. See Item 9A — “Controls and Procedures.”  Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of internal control material weaknesses may result in current and potential stockholders losing confidence in our financial reporting, which could harm our business, the market price of our common stock, and our ability to retain our current, or obtain new, alliance and collaboration agreements’ partners.  In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The inability to timely file periodic reports could result in the SEC revoking the registration of our common stock, which would prohibit us from listing or having our stock quoted on The NASDAQ Global Select Market or any other stock exchange. This would have an adverse effect on our business and stock price by limiting the publicly available information regarding us and greatly reducing the ability of our stockholders to sell or trade our common stock.

The restatement of our previously issued 2014 financial statements and the previous delay in our filing of 2015 financial statements has resulted in various governmental investigations and shareholder lawsuits and could result in government enforcement actions, which could have a material adverse impact on our results of operations, financial condition, liquidity, and cash flows.

The restatement of our previously issued 2014 financial statements and the previous delay in our filing of 2015 financial statements has resulted in various governmental investigations and shareholder lawsuits. See Note 22, “Legal Proceedings — Shareholder and Derivative Litigation” and “— Other Matters.” Litigation Our management may be required to devote significant time and attention to these matters, and these and additional matters that arise from the restatement, any of which could result in government enforcement actions and could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. We cannot predict the outcome of these matters or estimate the potential exposure at this time.

Management’s attention and focus has been on the restatement of 2014 financial information and the remediation of our failure to file periodic reports timely which has reduced focus on operations.

As a direct result of the restatement and investigation into the circumstances of the restatement, our management has devoted significant time and attention to the restatement, the review of accounting procedures and errors, the audit of our financial statements, remedial actions and related matters, and it will continue to devote significant time and attention to these and additional matters that arise from the restatement. This attention diverts management focus from other matters, and could have an adverse impact on our results of prospective operations, financial condition, liquidity and cash flows as a result.

We have incurred significant additional costs to complete the restatement of previously issued financials and to remediate our failure to timely file our periodic reports, which may result in reduced operating results in future periods.

As part of this Form 10-K, we have completed the process of restating previously filed financial statements, and we are in the process of remediating our previously existing material weaknesses, and evaluating if further remedial action is appropriate. These restatements, and the review of the misstatements that necessitated the restatement of our financial statements, have been time consuming, expensive and could expose us to a number of additional risks, which could materially adversely affect our financial position, results of operations, and cash flows.

In particular, we have incurred and will likely continue to incur significant expense, including significant audit, legal, consulting, and other professional fees, and lender and noteholder consent fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps, including adding significant internal resources and implementing a number of additional procedures, in order to strengthen our accounting function and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense.

Our historical failure to timely file our periodic reports with the SEC may limit us from accessing the public markets to raise debt or equity capital, which may limit our ability to access debt capital financing, which in turn may limit our ability to pursue one of our core strategies of acquisitions.

We did not file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 nor did we timely report our Annual Report on Form 10-K for the year ended December 31, 2015 and such filings have been integrated into this comprehensive Form 10-K. Any failure by us to make timely filings of one or more of our periodic reports for 2016 or other failure to remain current in our reporting requirements with the SEC, may inhibit our ability to access the public markets to raise debt or equity capital. The inability to access the capital may limit our options to finance our business, and may substantially limit our ability to finance potential acquisitions. One of our core business strategies is to acquire complementary businesses in order to grow our company. This limited ability to access the public markets would prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. As needs arise, we may seek additional borrowings or alternative sources of financing; however, difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to fund further growth.

One of our credit ratings was downgraded in November of 2015, which could adversely affect our access to liquidity, working capital, and financing in the future, and could increase financing costs.

Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt. In 2015, our credit rating with S&P was downgraded from “B+” to “B.” Our current long-term credit ratings are “B1” with Moody’s and “B” with S&P, both of which are below investment grade. Additional rating agency reviews could result in a further change in outlook or downgrade. Our credit ratings could limit our access to new financing in the future, particularly short-term financing; result in an increase in financing costs, including interest expense under our debt instruments and result in less favorable covenants and financial terms of our financing arrangements.

This downgrade to our credit rating could reduce our flexibility with respect to working capital. Changes in our credit profile could affect the way that suppliers view our ability to make payments and could result in less favorable payment terms, which could adversely affect our ability to fund our working capital. We have significant working capital needs, as the nature of our business requires us to purchase and maintain inventories that enable us to fulfill wholesaler and retailer demand. We finance our working capital needs primarily through cash flow from our operations but may require borrowings under our Existing and Incremental Term Loan facilities. If we are unable to finance our working capital needs on the same terms going forward, or if our working capital requirements increase and we are unable to finance the increase, we may not be able to purchase or manufacture products required by our customers, which could result in a loss of sales and additional liabilities due to various contractual penalties.

Risks Related to Our Business.

We depend on a small number of wholesalers to distribute our products, the loss of any of which could have a material adverse effect on our business.

A small number of large wholesale drug distributors account for a significant portion of our gross sales, net revenues and accounts receivable. The following three wholesalers — Amerisource, Cardinal and McKesson — accounted for approximately 77.8% of total gross sales and 70.0% of total net revenues in 2015, and 82.8% of gross trade receivables as of December 31, 2015. In addition to acting as distributors of our products, these three companies also distribute a broad range of healthcare products on behalf of many other companies. The loss of our relationship with one or more of these wholesalers, together with a delay or inability to secure an alternative distribution source for our hospital, retail and other customers, could have a material adverse impact on our revenue and results of operations.  A change in purchasing patterns or inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more of these wholesale drug distributors also could have a material adverse impact on our revenue, results of operations and cash flows.

Our growth depends on our ability to timely and efficiently develop and successfully launch and market new pharmaceutical products ahead of our competitors.

Our strategy for growth is dependent upon our ability to develop products that can be promoted through current marketing and distributions channels and, when appropriate, the enhancement of such marketing and distribution channels. We may fail to meet our anticipated time schedule for the filing of new applications or may decide not to pursue applications that we have already submitted or anticipate submitting. Our internal development of new pharmaceutical products is dependent upon the research and development capabilities of our personnel and our strategic business alliance infrastructure. We and our strategic business alliance partners might fail to develop new pharmaceutical products or acquired IPR&D or, if developed, we might fail to commercialize these new pharmaceutical products. In addition, we might not receive all necessary regulatory approvals or such approvals might involve delays, which may adversely affect the commercial success of our products. Our failure to develop new products or to receive regulatory approval of applications could have a material adverse effect on our business, financial condition and results of operations. Even if successfully developed and launched, no assurance can be given as to the actual size of the market for any product or the level of profitability and sales of the product.

Our inability to effectively manage or support our rapid growth may have a material adverse effect on our business, financial position, results of operations and liquidity and could cause the market value of our common stock to decline.

We have grown rapidly as a result of several acquisitions, and additional growth through acquisitions is possible in the future. This growth has put significant demands on our processes, systems and people. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be significant. If we are unable to hire and retain qualified employees and if we do not effectively invest in systems and processes to manage and support our rapid growth and the challenges and difficulties associated with managing a larger, more complex business, and if we cannot effectively manage and integrate our increasingly diverse and global platform, there could be a material adverse effect on our business, financial position, results of operations or cash flows, and the market value of our common stock could decline.

We have entered into several strategic business alliances that may not result in marketable products and may have a material adverse effect on our business, financial position, results of operations and liquidity.

We have entered into several strategic business alliances that are designed to provide products that can be marketed through our distribution pipeline. These agreements might not result in additional FDA approved products, and we might not be able to market any such additional products at a profit. In addition, any clinical trial expenses that we may incur in connection with these strategic business alliances may negatively impact our financial results.

We may not achieve the anticipated benefits from our acquisitions and we may face difficulties in integrating them, which could adversely affect our operating results, increase costs and place a significant strain on our management.

If we fail to manage the integration of our acquisitions and fail to achieve expected synergies and revenue growth, our business could be disrupted and our operating results could be negatively impacted. The operating success of our acquisitions involves the integration of products, processes and personnel into our business. In addition, the integration of acquisitions may require establishing or training a local management team and overseeing the operations remotely, and can involve cultural, monetary and systems challenges. Our personnel, systems, procedures, or controls may not be adequate to support both our ongoing business and the acquired businesses. If any newly-acquired businesses or assets require a disproportionate share of our resources and management’s attention, our overall financial results may suffer.

Charges to earnings resulting from acquisitions could have a material adverse effect on our business, financial position and results of operations.

Under accounting principles generally accepted in the United States of America (“GAAP”) business acquisition accounting standards, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flow:

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

As of December 31, 2015, we had recorded $284.7 million of goodwill on our consolidated balance sheet.

Our revenues depend on sale of products manufactured by third parties, the loss or failure of any of which may have a material adverse effect on our business, financial position and results of operations.

Certain of the pharmaceutical products that we market, representing a significant portion of our net revenues, are manufactured by third parties that serve as our only supplier of those products. Any delays or failure of a contract manufacturing partner to supply finished goods timely or in adequate volume could impede our marketing of those products. We expect this risk to become more significant as we receive approvals for new products to be manufactured through our strategic partnerships and as we seek additional growth opportunities beyond the capacity and capabilities of our current manufacturing facilities. If we are unable to obtain or retain third-party manufacturers for these products on commercially acceptable terms, we may not be able to distribute such products as planned.  Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to obtain regulatory certification of our manufacturing facility in India for production of pharmaceutical products for export to the United States, as well as other regulated world markets, could impair our ability to grow and adversely affect our business, financial condition and results of operations.

We operate a manufacturing campus in Paonta Sahib, India, which we acquired through a business combination in 2012. The manufacturing site is not currently approved by the FDA to manufacture products for export to the United States. It is our intention to obtain certification from the FDA and other regulatory authorities to allow this facility to manufacture products for export to the United States and other regulated world markets.  An inability to obtain or maintain such certification could restrict our ability to achieve our growth objectives, which would adversely affect our business, financial condition and results of operations.

We depend on our employees and must continue to attract and retain key personnel in order to compete successfully, and any failure to do so could hinder successful execution of our business and development plans and have a material adverse effect on our financial position and results of operation.

Our performance depends, to a large extent, on the continued service of our key R&D personnel, other technical employees, managers and sales personnel and our ability to continue to attract and retain such personnel. Competition for such personnel is intense, particularly for highly motivated and experienced R&D and other technical personnel. We are facing increasing competition from companies with greater financial resources for such personnel. As a result, we might not be able to attract and retain sufficient numbers of highly skilled personnel in the future, and the inability to do so could have a material adverse effect on our business, and on our results of operations and financial condition.

We become involved in legal proceedings from time to time, any of which may result in substantial losses, damage to our business and reputation and place a strain on our internal resources.

In the ordinary course of our business, we become involved in legal proceedings with both private parties and certain government agencies, including the FDA. Any substantial litigation may result in verdicts against us, which may include significant monetary awards, judgments that certain of our intellectual property rights are invalid or unenforceable and injunctions preventing the manufacture, marketing and sale of our products. If disputes are resolved unfavorably, our business, financial condition and results of operations may be adversely affected. Any litigation, whether or not successful, may damage our reputation. Furthermore, we are likely to incur substantial expense in defending these lawsuits and the time demands of such lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations.

Risks Related to Our Industry.

Many of the raw materials and components used in our products come from a single source, the loss of any of which could have a material adverse effect on our business.

We require raw materials and components to manufacture and package pharmaceutical products. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these materials are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. If for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to manufacture our products as planned.

Sales of our products may be adversely affected by the continuing consolidation of our customer base, which may have a material adverse effect on our business plans, financial position and results of operation.

Drug wholesalers, drug retailers, and group purchasing organizations have undergone, and are continuing to undergo, significant consolidation. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face. Our net sales and quarterly growth comparisons may be affected by fluctuations in the buying patterns of retail chains, major distributors and other trade buyers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. In addition, since such a significant portion of our revenues is derived from relatively few customers, any financial difficulties experienced by a single customer, or any delay in receiving payments from a single customer, could have a material adverse effect on our business, results of operations and financial condition.

Our branded products may become subject to increased generic competition.

Trends toward moving toward increased substitution and reimbursement of generics for cost-containment purposes may reduce and limit the sales of our off-patent branded products. Additionally, increased focus by the FDA on approval of generics may accelerate this trend.

Changes in technology could render our products obsolete.

The pharmaceutical industry is characterized by rapid technological change. The products that we sell today and their drug delivery methods may be replaced by more effective methods to deliver the same care, rendering our current products obsolete. Further, the technologies that we invest in for future use may not become the preferred method of delivery.

Risks Related to Regulations.

Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, marketing and pricing laws. We are also subject to Medicaid and other government reporting and payment obligations that are highly complex and at times ambiguous. Violations of these laws and reporting obligations are punishable by criminal or civil sanctions and exclusion from participation in federal and state healthcare programs such as Medicare and Medicaid. The recent healthcare reform legislation made several changes to the federal anti-kickback statute, false claims laws, and healthcare fraud statute such as increasing penalties and making it easier for the government to bring sanctions against pharmaceutical companies. If our past, present or future operations are found to be in violation of any of the laws described above or other similar governmental regulations, we may be subject to the applicable penalty associated with the violation, which could adversely affect our ability to operate our business and negatively impact our financial results. Further, if there is a change in laws, regulations or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could materially adversely affect our business, financial position and results of operations.

Changes in healthcare law and policy changes may adversely affect our business plans and results of operations.

The sales of our products depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations including Pharmacy Benefit Managers (“PBMs”) and other healthcare-related organizations. We expect both federal and state governments in the U.S. and foreign governments to continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of healthcare while expanding individual healthcare benefits. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, PBMs and other third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may not be considered cost effective, or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments. All of these may harm our ability to market our products and generate profits.

We are subject to extensive government regulations which if they change and or we are not in compliance with, could increase our costs, subject us to various obligations and fines, or prevent us from selling our products or operating our facilities.

New, modified and additional regulations, statutes or legal interpretation, if any, could, among other things, require changes to manufacturing methods, expanded or different labeling, recall, replacement or discontinuation of certain products, additional recordkeeping procedures and expanded documentation of the properties of certain products and additional scientific substantiation. Such changes or new legislation could have a material adverse effect on our business, financial condition and results of operations.  Certain of the regulatory risks that we are subject to are outlined below:

We must obtain approval from the FDA for each prescription pharmaceutical product that we market and the timing of such approval process is unknown and uncertain. The FDA approval process is typically lengthy, and approval is never certain. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies or impose other post-marketing obligations, which could have a material adverse effect on marketability and profitability of the new products.

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

We are subject to recalls and other enforcement actions by the FDA. The FDA or other government agencies having regulatory authority over pharmaceutical products may request us to voluntarily or involuntarily conduct product recalls due to disputed labeling claims, manufacturing issues, quality defects or for other reasons. Restriction or prohibition on sales, halting of manufacturing operations, recalls of our pharmaceutical products or other enforcement actions could have a material adverse effect on our business, financial condition and results of operations. Further, such actions, in certain circumstances, may constitute an event of default under the terms of our various financing arrangements.

If the FDA changes its regulatory policies, it could force us to delay or suspend our manufacturing, distribution or sales of certain products. FDA interpretations of existing or pending regulations and standards may change over time with the advancement of associated technologies, industry trends, or prevailing scientific rationale. If the FDA changes its regulatory policies due to such factors, it could result in delay or suspension of the manufacturing, distribution or sales of certain of our products. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals which may or may not be granted and which may be subject to a lengthy application process. Any change in the FDA’s enforcement policy or any decision by the FDA to require an approved application for one of our products not currently subject to the approved application requirements or any delay in the FDA approving an application for one of our products could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive DEA regulation, which could result in our being fined or otherwise penalized if we are in non-compliance. The DEA could limit or reduce the amount of controlled substances which we are permitted to manufacture and market or issue fines and penalties against us for non-compliance with DEA regulations, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the Federal Drug Supply Chain Security Act (“ DSCSA”) that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will become incrementally effective over a 10-year period. Beginning in November 2017, all prescription drug manufacturers, including us, must label prescription products with a unique serial number at the saleable unit level. Failure to meet this deadline would likely have a significant adverse impact on our business.

The FDA may require us to stop marketing certain unapproved drugs, which could have a material adverse effect on our business, financial position and results of operation.

We market several generic prescription products which do not have formal FDA approvals. These products are non-application drugs that are manufactured and marketed without FDA approved filings on the basis of their having been marketed by the pharmaceutical industry prior to the 1962 Amendments of the FDC Act.  The FDA has increased its efforts to require companies to file and seek FDA approval for unapproved products, and when a product is approved, the FDA has typically increased its effort to remove other unapproved products from the market by issuing notices to companies currently manufacturing these products to cease its distribution of said products. If the FDA issues Warning Letters or notices with respect to one or more of our unapproved products, we may be forced to discontinue manufacture and marketing of the affected products, which could have an adverse effect on our revenues and results of operations. In 2013, we discontinued marketing of a previously unapproved product after receipt of a Warning Letter in October 2012.

We marketed six such unapproved products during 2015, generating net sales revenue of approximately $103.9 million. Of the six products marketed during 2015, none were approved through either an ANDA or an NDA prior to the filing of this Form 10-K.

In 2016, prior to the filing of this Form 10-K we have become aware that other entities have received approval for two products that the Company currently markets as unapproved products. At this time, we are unable to determine the specific effect that this may have on our financial statements or disclosures.

The FDA may authorize sales of some prescription pharmaceuticals on a non-prescription basis, which may reduce the profitability of our prescription products.

The FDA may change the designation of some prescription pharmaceuticals we currently sell to non-prescription. If we are unable to gain approval of our product on a non-prescription designation we may experience an adverse effect on our business.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.

The Company and its employees are subject to the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes recordkeeping standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. If our employees, third-party sales representatives or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.

Risks Related to Our Intellectual Property.

Third parties may claim that we infringe their proprietary rights and may prevent or delay us from manufacturing and selling some of our new products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. Pharmaceutical companies with patented brand products frequently sue companies that file applications to produce generic equivalents of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be not infringed, invalid, or unenforceable. When we or our development partners submit a filing to the FDA for approval of a generic drug, we or our development partners must certify either (i) that there is no patent listed by the FDA as covering the relevant brand product, (ii) that any patent listed as covering the brand product has expired, (iii) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the filing will not be finally approved by the FDA until the expiration of such patent, or (iv) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the filing is submitted.

Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue us for alleged patent infringement or other violations of intellectual property rights. Also, competing pharmaceutical companies may file lawsuits against us or our strategic partners alleging patent infringement or may file declaratory judgment actions of non-infringement, invalidity, or unenforceability against us relating to our own patents. We have been sued for patent infringement related to several of our filings and we anticipate that we may be sued once we file for other products in our pipeline. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent the introduction and/or marketing of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Even if the parties settle their intellectual property disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties, and the necessary licenses might not be available to us on terms we believe to be acceptable.

Our patents and proprietary rights may be challenged, circumvented or otherwise compromised by competitors, which may result in our protected products losing their market exclusivity and becoming subject to generic competition before their patents expire.

The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. There can be no assurance that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who: (i) successfully challenge our patents or proprietary rights; (ii) obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business; or (iii) are able to circumvent our patent or proprietary rights position. It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed therefrom. Consequently, others could independently develop pharmaceutical products similar to or rendering obsolete those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition and results of operations.  Additionally, our inability to successfully defend our existing patents against Paragraph IV challenges by competing drug companies could have a material adverse effect on our business, financial condition and results of operations. For example, the patents that protect Azasite® were challenged by two generic competitors. We settled with one competitor and the courts found in our favor with the other. We expect that the Zioptan® patent will also be challenged.

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

Risks Related to Financing.

Our indebtedness reduces our financial and operating flexibility.

We have entered into various credit arrangements to fund certain of our operations and activities, principally business combinations. During the prior year ended December 31, 2014 we significantly increased our debt obligations through new term loans. As of December 31, 2015, our debt includes an Existing Term Loan Facility with a remaining principal balance of $592.5 million, an Incremental Term Loan Facility with a remaining principal balance of $439.4 million, and $43.2 million principal balance in our Convertible Senior Notes due 2016 (the “Notes”) and we also have available borrowing capacity under our credit facilities (See Part II, Item 8 — Note 8 — “Financing Arrangements” for definitions and descriptions of our Existing Term Loan Facility, Incremental Term Loan Facility and Notes and our credit facilities). A high level of indebtedness subjects us to a number of risks. In particular, a significant portion of our current indebtedness has variable interest terms meaning we are subject to the risks associated with higher interest rates, and moreover, a high level of indebtedness may impair our ability to obtain additional financing in the future and increases the risk that we may default on our debt obligations. In addition, our current debt arrangements require that we devote a significant portion of our cash flows to service amounts outstanding under those debt arrangements. We also are subject to various covenants with respect to our indebtedness, including the obligation to meet certain defined financial ratios and our ability to pay distributions to our shareholders is restricted. Further, our indebtedness may restrict or otherwise impair our ability to raise additional capital through other debt financing, which could restrict our ability to grow our business. Our ability to meet our debt obligations, to comply with all required covenants, and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

We may not generate cash flow sufficient to pay interest and make required principal repayments on our Term Loans.

On April 17, 2014, upon completing the Hi-Tech Acquisition, we entered into a $600.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Existing Term Loan”) and on August 12, 2014, upon completing the VersaPharm Acquisition, we entered into a $445.0 million term loan with certain other lenders with JPMorgan Chase Bank, N.A. acting as the administrative agent (the “Incremental Term Loan”). These term loans significantly increased our debt obligations. The Existing Term Loan and Incremental Term Loan each bear interest at a variable rate at a margin above prime or LIBOR, at our election. As a result of the restatements experienced in the year, the variable rate above prime or LIBOR was modified on November 13, 2015 to represent a variable amount dependent on the Company’s credit rating as of the date at which the Company becomes current with SEC reporting requirements. The Company will be required to pay this increased interest rate until termination. In addition to our interest obligation, we are required to repay 0.25% of the principal balance quarterly, beginning with the second and first full quarter, respectively after entering into the loan agreements. The remaining outstanding balance under each of the Existing Term Loan and the Incremental Term Loan will be due and payable on April 17, 2021. If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our principal and interest payment obligations when those obligations are due, which would place us into default under the terms of the Existing Term Loan and the Incremental Term Loan. Such default would have a material adverse effect on our business, financial condition and results of operations. Further, our borrowings are secured by all or substantially all of the Company’s assets. If the Company defaults on its obligations under the Existing Term Loan or the Incremental Term Loans, the lenders may be able to foreclose upon its security interest and otherwise be entitled to obtain or control Company assets.

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

Risks Related to Our Common Stock.

Exercise of options and granting of restricted stock units, may have a substantial dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any stock options is in excess of the various exercise prices of such options, exercise of such options would have a dilutive effect on our common stock. As of December 31, 2015, holders of our outstanding options would receive 4.8 million shares of our common stock at a weighted average exercise price of $20.33 per share.

We may issue preferred stock and the terms of such preferred stock may reduce the market value of our common stock.

We are authorized to issue up to a total of 5,000,000 shares of preferred stock in one or more series. Subject to certain limitations, our Board of Directors may authorize issuance of shares of preferred stock and the terms of such preferred stock without further action by holders of our common stock. If we issue shares of preferred stock, it could affect the rights or reduce the market value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. We continue to seek capital for the growth of our business, and this additional capital may be raised through the issuance of preferred stock.

Other Risks.

We may be subject to significant disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold data in various data center facilities upon which our business depends. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation.  Any significant disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft, misuse or malfeasance could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information. Any of these events could result in the loss of key information, impair our production and supply chain processes, damage our reputation in the marketplace, deter people from purchasing our products, cause us to incur significant costs to remedy any damages, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses, and ultimately materially and adversely affect our business, results of operations, financial condition and value of our common stock.

The Chairman of our Board of Directors is subject to conflicts of interest, and through his stock ownership and position as Chairman has substantial influence over our business strategies and policies.

John N. Kapoor, Ph.D., the Chairman of our Board of Directors and a principal shareholder, is the President of EJ Financial Enterprises, Inc. (“EJ Financial”), a healthcare consulting investment company. EJ Financial is involved in the management of healthcare companies in various fields, and Dr. Kapoor is involved in various capacities with the management and operation of these companies. The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies. As a result, Dr. Kapoor does not devote his full time to our business. Although such companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business. Discoveries made by one or more of these companies could render our products less competitive or obsolete. Potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2015, Dr. Kapoor beneficially controls more than 25% of our common stock. Decisions made by Dr. Kapoor with respect to his and his related parties’ ownership or trading of our common stock could have an adverse effect on the market value of our common stock and an adverse effect on our business.

We could experience business interruptions at our manufacturing facilities, which may have a material adverse effect on our business, financial position and results of operations.

We manufacture drug products at two international and three domestic manufacturing facilities. Any one or more of these facilities may be forced to shut down or may be unable to operate at full capacity as a result of hurricanes, tornadoes, earthquakes, storms and other extreme weather events as well as strikes, war, violent upheavals, terrorist acts and other force majeure events. For example, our manufacturing facility in Somerset, New Jersey was shut down for approximately two weeks in October and November 2012 as a result of power outages and related business disruptions caused by Superstorm Sandy. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship drug products to the market on a timely basis, which may have a material adverse effect on our business, financial position and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2015 we have two company-owned facilities in Decatur, Illinois.  The Wyckles Road facility, which consists of 76,000 square feet of building space located on 15 acres of land, is used for packaging, warehousing, distribution, and office space.  The Grand Avenue facility is a 65,000 square-foot manufacturing facility. We recently acquired less than one acre of land adjacent to the Grand Avenue facility which may be used for expansion.  Our Decatur facilities support our Prescription Pharmaceuticals and Consumer Health segments.

Through the acquisition of the Akorn AG location in Hettlingen, Switzerland in January 2015, we acquired 5 buildings which support our Prescription Pharmaceuticals segment with approximately 17,500 square feet of manufacturing, office and storage space and approximately 1.5 acres of additional currently undeveloped land.

Through the merger with Hi-Tech in the prior year, we acquired seven buildings which support our Prescription Pharmaceuticals and Consumer Health segments with approximately 225,000 square feet which includes:

•                  42,000 square-foot facility dedicated to liquid and semi-solid production,

•                  28,000 square-foot facility housing a sterile manufacturing facility, DEA manufacturing, chemistry and microbiology laboratories,

•                  72,000 square-foot facility used for the warehousing of finished goods and which also houses our Health Care Products division,

•                  22,000 square-foot facility with 4,000 square feet of office space and 18,000 square feet of warehouse space,

•                  8,000 square-foot office building which is utilized for administrative functions,

•                  35,000 square-foot facility with mixed office, laboratory and manufacturing space,

•                  18,000 square-foot building located in Copiague, New York, which is used for research and development activities

Our wholly owned subsidiary, AIPL, owns and operates approximately 245,000 square feet of pharmaceutical manufacturing, warehousing and distribution facilities situated on approximately 14 acres of land in Paonta Sahib, Himachal Pradesh, India.  This facility manufactures drugs primarily for contract customers in India and for export to various unregulated world markets.

Our wholly owned subsidiary, Akorn (New Jersey) Inc. leases a 50,000 square-foot facility in Somerset, New Jersey pursuant to a seven-year lease agreement that began on August 1, 2010. This lease allows us the option to renew for up to four additional five-year periods beyond the initial expiration date of July 31, 2017.  The Somerset facility is used for drug manufacturing, R&D and administrative activities related to our Prescription Pharmaceuticals segment. Akorn (New Jersey) Inc. recently amended this lease agreement to add 15,000 square feet at an adjacent building to run concurrent with the original lease to be used for quality laboratory and additional office space. Akorn (New Jersey) Inc. also leases a 6,600 square foot on-site warehouse which is subject to annual renewals. We lease another 52,000 square-foot warehouse in Somerset, New Jersey pursuant to a ten-year lease agreement expiring on January 1, 2024, subject to two five-year renewals at the Company’s option.

In connection with the acquisition of VersaPharm during the prior year, our wholly owned subsidiary, Clover Pharmaceuticals Corp, leased a research and development facility in Warminster, Pennsylvania for an initial term ending December 31, 2017, with the option to renew for an additional three years.  The Warminster facility is approximately 12,000 square feet and is used for drug R&D and administrative activities related to our Prescription Pharmaceuticals segment. As part of the VersaPharm acquisition, we also took over a lease of a warehouse and office space in Marietta, Georgia consisting of approximately 20,000 square feet and terminated March 31, 2016. All other leases maintained by VersaPharm and its subsidiaries prior to the acquisition have been terminated. We also lease a small manufacturing facility in Dekalb, Mississippi for manufacture of several products with an initial term ending June 30, 2017 subject to two two-year automatic renewals.

Our manufacturing facilities in Decatur, Illinois, Somerset, New Jersey, Amityville, New York and Hettlingen, Switzerland are expected to be adequate to accommodate our current manufacturing needs.  We will gain additional capacity to support continued growth if our manufacturing facility in Paonta Sahib, India receives FDA approval to manufacture products for shipment to the U.S. market.

Our corporate headquarters and administrative offices consist of 58,000 square feet of leased space in two office buildings in Lake Forest, Illinois, with one lease expiring on March 31, 2018 and the other lease expiring on August 31, 2023.  We maintain a leased space in Gurnee, Illinois, which was recently expanded by 38,000 square feet to a total of approximately 112,000 square feet, in order to accommodate our product warehousing and distribution needs.  Both the Lake Forest lease and the Gurnee lease extend through March 2018.  Our leased R&D facility located in Vernon Hills, Illinois was recently expanded by 5,000 square feet to a total of 24,000 square feet and is maintained pursuant to leases expiring August 31, 2020.  Our subsidiary, Akorn Consumer Health, maintains its corporate offices in a 3,200-square foot leased facility in Ann Arbor, Michigan.

Item 3. Legal Proceedings.

Legal proceedings which may have a material effect on the Company have been further disclosed in Part II, Item 8 — Note 22 “Legal Proceedings” and are herein incorporated by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Company

The following table identifies our current executive officers, the positions they hold, and age as of April 29, 2016, along with the year in which they became executive officers.  Our officers are appointed by the Board to hold office until their successors are elected and qualified.

Name	Position	Age	Year Became Officer

Raj Rai	Chief Executive Officer (“CEO”)	49	2009
Duane A. Portwood	Executive Vice President and Chief Financial Officer (“CFO”)	50	2015
Joseph Bonaccorsi	Senior Vice President, General Counsel, and Secretary (“General Counsel”)	51	2009
Bruce Kutinsky	Chief Operating Officer (“COO”)	50	2010
Steven Lichter	Executive Vice President, Pharmaceutical Operations	57	2015
Randall Pollard	Executive Vice President, Corporate Controller and Chief Accounting Officer (“CAO”)	44	2015
Jonathon Kafer	Executive Vice President, Sales and Marketing	53	2016

Raj Rai.  Mr. Rai was appointed Interim Chief Executive Officer in June 2009, and appointed Chief Executive Officer in May 2010.  He had been appointed Strategic Consultant to the Special Committee of the Board in February 2009, following the departure of our former President and Chief Executive Officer.  Prior to joining Akorn, Mr. Rai was the President and CEO of Option Care, Inc., a leading provider of home infusion pharmacy and specialty pharmacy services, which was acquired by Walgreen Co. (now known as Walgreens Boots Alliance, Inc.) in August 2007.  Mr. Rai previously served on the board of directors of SeQual Technologies Inc.

Duane A. Portwood.   Mr. Portwood joined Akorn from The Home Depot, Inc., where he was their Vice President & Corporate Controller since 2006. In that role, he was responsible for all of Home Depot’s accounting and financial reporting functions, as well as its financial operations and internal controls. Prior to Home Depot, Mr. Portwood served with the Wm. Wrigley Jr. Company from 1999 to 2006 in a number of accounting and finance leadership roles of increasing responsibility, most recently as Corporate Controller. Mr. Portwood began his career with PricewaterhouseCoopers LLP, where he held numerous leadership positions in their audit and transaction support practices. Mr. Portwood holds an M.B.A. with Honors from the University of Chicago Booth School of Business and a B.S. in Business Administration from the University of Montana. Mr. Portwood is a Certified Public Accountant.

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

Bruce Kutinsky, Pharm.D. Dr. Kutinsky joined Akorn in late 2009 as Senior Vice President of Corporate Strategy and was named President, Consumer Health Division following the Company’s acquisition of Advanced Vision Research, Inc. in May 2011.  In September 2012, Dr. Kutinsky was appointed to serve as Akorn’s Chief Operating Officer.  Before joining Akorn, Dr. Kutinsky was Vice President — Strategic Solutions for Walgreens.  Prior to that, Dr. Kutinsky served in various roles at Option Care from 1997 to 2007, the most recent of which was as Executive Vice President, Specialty Pharmacy.  Dr. Kutinsky holds a Doctor of Pharmacy degree from the University of Michigan.

Steve Lichter, Mr. Lichter joined Akorn in early 2015 as Executive Vice President, Pharmaceutical Operations. Mr. Lichter joins Akorn from Abbott Laboratories, where he served in various leadership roles over 32 years, most recently as

Corporate Vice President, Operations, for Abbott’s Established Pharmaceutical Division in Switzerland. In this role, Mr. Lichter was responsible for the division’s global supply chain operations including active and finished drug product manufacturing, procurement, manufacturing, engineering and commercial operations. Mr. Lichter holds a B.S. in Business Management and an MBA from Northern Illinois University.

Randall E. Pollard.   Mr. Pollard joined Akorn in April 2015 from Novartis Pharmaceuticals, where he most recently served as the head of accounting and reporting for Novartis’ generic division, Sandoz. During his tenure at Novartis, Mr. Pollard also served as Controller of the Sandoz division. Prior to Novartis/Sandoz, he had served in various financial leadership roles at Wyeth and Mayne Pharma. Mr. Pollard began his career in public accounting at Arthur Andersen. Mr. Pollard is a Certified Public Accountant and holds a B.S. in Accounting from Pennsylvania State University and an MBA from Fairleigh Dickinson University.

Jonathon Kafer. Mr. Kafer joined Akorn in April 2015 as Executive Vice President, Sales and Marketing. Mr. Kafer joins Akorn from Allergan, Inc., where he was previously the Vice President, Account Management. At Allergan, Mr. Kafer was responsible for all trade activity within Allergan’s wholesale, retail specialty pharmacy, e-Solutions and managed market channels for all of Allergan’s business units. Prior to Allergan, Mr. Kafer was the Vice President of Sales and Marketing for Health Systems at Teva Pharmaceuticals. Mr. Kafer has also served in various senior management roles at aaiPharma, Xanodyne Pharmaceuticals, HealthNexis and Novartis. Mr. Kafer holds a B.A. in Organizational Communications from The Ohio State University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock for the two most recent fiscal years and through the first quarter and a portion of the second quarter of our current fiscal year.  From February 7, 2007 to the date of this report, our common stock has been listed on The NASDAQ Global Select Market under the symbol “AKRX”.  Previously, from November 24, 2004 until February 6, 2007, our common stock was listed on the American Stock Exchange (currently known as the NYSE MKT) under the symbol “AKN.”

	High	Low
Year Ending December 31, 2016
2nd Quarter (April 1, 2016 – April 29, 2016)	$28.54	$22.78
1st Quarter (January 1, 2016 – March 31, 2016)	39.46	17.57
Year Ended December 31, 2015
4th Quarter (October 1, 2015 - December 31, 2015)	$37.86	$19.08
3rd Quarter (July 1, 2015 - September 30, 2015)	47.35	26.30
2nd Quarter (April 1, 2015 - June 30, 2015)	57.10	38.63
1st Quarter (January 1, 2015 - March 31, 2015)	55.86	35.45
Year Ended December 31, 2014
4th Quarter (October 1, 2014 - December 31, 2014)	$45.25	$33.16
3rd Quarter (July 1, 2014 - September 30, 2014)	39.48	31.34
2nd Quarter (April 1, 2014 - June 30, 2014)	33.31	20.52
1st Quarter (January 1, 2014 - March 31, 2014)	28.00	20.63

As of April 29, 2016, there were 119,427,471 shares of our common stock outstanding, held by approximately 309 stockholders of record. This number does not include stockholders for which shares are held in a “nominee” or “street” name. The closing price of our common stock on April 29, 2016 was $25.45 per share.

We did not pay cash dividends in 2015, 2014 or 2013 and do not expect to pay dividends on our common stock in the foreseeable future. Moreover, we may be restricted or limited from making dividend payments pursuant to the terms of our financing arrangements with certain other financial institutions (see Part II, Item 8 - Note 8 “Financing Arrangements”).

For information regarding securities authorized for issuance under equity compensation plans, refer to Part II, Item 8- Note 11 “Stock Options, Employee Stock Purchase Plan and Restricted Stock” in this Annual Report on Form 10-K.

We did not repurchase any shares of our common stock during the years 2015, 2014 or 2013.

PERFORMANCE GRAPH

The following Stock Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

The graph below compares the cumulative shareholder return on our common stock with the NASDAQ (U.S.) Composite Index, and the NASDAQ Health Care Index (NASDAQ: ^IXHC) over the last five years through December 31, 2015.  The graph assumes $100 was invested in our common stock, as well as the two indices presented, at the end of December 2010 and that all dividends were reinvested during the subsequent five-year period.

Total Return Chart	2010	2011	2012	2013	2014	2015
NASDAQ Composite Index	100	98	114	157	179	189
NASDAQ Health Care Index (^IXHC)	100	105	133	209	268	287
Akorn, Inc. (AKRX)	100	183	220	406	596	615

Item 6. Selected Financial Data

The following table sets forth selected summary historical financial data.  We have prepared this table using our consolidated financial statements for the five years ended December 31, 2015, 2014, 2013, 2012 and 2011.  Our consolidated financial statements upon which the selected summary historical financial data is derived were audited by our former independent registered public accounting firm, during each of the two years ended December 31, 2012 and 2011, and were audited by BDO USA, LLP (“BDO”), independent registered public accounting firm during each of the years ended December 31, 2015, 2014 and 2013.  This summary should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included herein. As discussed in Part I, Item 1 the 2014 financials denoted below have been restated for errors identified in prior filings; see Item 8 - Note 2 “Restatement of previously filed financial information” for further clarification and a reconciliation of errors corrected and balances restated.

	Years Ended December 31,
(In thousands, except per share data)	2015	2014 (as Restated)	2013	2012	2011
Revenues	$985,076	$555,048	$317,711	$256,158	$136,920
Gross profit	596,012	261,360	171,904	148,692	79,689
Operating income	294,611	60,816	88,204	68,756	33,266
Interest and other non-operating income (expense)	(62,455)	(37,626)	(5,309)	(11,256)	8,040
Pretax income from continuing operations	232,156	25,342	82,895	57,500	41,306
Income tax provision (benefit) from continuing operations	81,358	10,954	30,533	22,122	(1,707)
Income from continuing operations	$150,798	$14,388	$52,362	$35,378	$43,013
Weighted average shares outstanding:
Basic	116,980	103,480	96,181	95,189	94,549
Diluted	125,762	123,110	113,898	110,510	103,912
PER SHARE:
Equity, per diluted share	$4.94	$2.89	$2.28	$1.82	$1.52
Income from continuing operations per share:
Basic	$1.29	$0.14	$0.54	$0.37	$0.45
Diluted	$1.22	$0.13	$0.46	$0.32	$0.41
Share Price: High	$57.10	$45.25	$26.16	$16.87	$11.77
Low	$19.08	$20.52	$12.44	$10.52	$4.87
BALANCE SHEET DATA:
Current assets	$751,156	$476,161	$168,856	$158,707	$155,949
Net property, plant & equipment	179,614	144,196	82,108	80,679	44,389
Total assets	2,112,710	1,893,905	431,805	369,565	307,145
Current liabilities	231,512	150,854	61,245	43,291	28,289
Long-term obligations, less current installments	1,259,633	1,386,745	110,380	125,193	120,648
Shareholders’ equity	621,565	356,307	260,180	201,081	158,208
CASH FLOW DATA:
Cash provided by operating activities	$297,648	$40,442	$57,326	$26,244	$19,657
Cash (used in) investing activities	(53,718)	(966,874)	(66,874)	(75,501)	(95,034)
Cash provided by (used in) financing activities	31,908	963,116	3,118	6,366	117,716
Effect of changes in exchange rates	(251)	(183)	(173)	(290)	—
Increase/(decrease) in cash and cash equivalents	$275,587	$36,501	$(6,603)	$(43,181)	$42,339

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The 2014 Management Discussion and Analysis of Financial Condition denoted below have been restated for errors identified in prior filings. Please see Item 8 - Note 2 “Restatement of previously filed financial information” for further clarification and a reconciliation of errors corrected for the year ended December 31, 2014. Management’s discussion and analysis of financial condition for the quarter and year to date periods ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 have also been restated.

OVERVIEW

We together with our wholly-owned subsidiaries, are a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals and branded and private-label OTC consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products. As such, we specialize in difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays.

We have identified two reportable segments:

•                              Prescription Pharmaceuticals, we manufacture and market generic and branded prescription pharmaceuticals including ophthalmics, injectables, oral liquids, otics, topical, inhalants, and nasal sprays.

•                              Consumer Health, we manufacture and market branded and private-label animal health and OTC products, respectively.

For a more detailed description of the products and customers that comprise our reportable segments, see Part I, Item 1 - Business.

Acquisitions:

In recent periods, we have completed several business, asset and product acquisitions, including the various acquisitions described below. As a result of purchase accounting, we generally only reflect the results of an acquired business from the date of acquisition, which significantly affects the comparability of our financial results from period to period.

We have made several recent acquisitions of businesses that we believe complement our existing business and strategy. On January 2, 2015, we completed the Akorn AG acquisition, a Swiss contract manufacturer specializing in ophthalmic products. The purchase price of this acquisition was $28.4 million, which was net of certain working capital and inventory adjustments. On August 12, 2014, we completed the VersaPharm acquisition, a developer and marketer of multi-source prescription pharmaceuticals. The purchase price of this acquisition was approximately $433.0 million, subject to net working capital adjustments. On April 17, 2014, we completed the Hi-Tech acquisition, a specialty pharmaceutical company which develops, manufactures and markets generic and branded prescription and OTC products. The purchase price of this acquisition was approximately $650.0 million.

Similarly, we have made several recent acquisitions of products and assets that we believe complement our existing product offerings. On October 2, 2014, we acquired certain rights and inventory related to a suite of animal health injectable products formerly owned by Lloyd, Inc. These products have uses in pain management and anesthesia. The aggregate upfront and deferred purchase price of this product acquisition was $18.0 million. On October 1, 2014, we acquired certain rights and inventory related to the branded product Xopenex® Inhalation Solution. This product is indicated for the treatment or prevention of bronchospasm in adults, adolescents and certain children with reversible obstructive airway disease. The purchase price of this product acquisition was $45.0 million, partially offset by acquired reserves. On April 1, 2014 and January 2, 2014, we acquired certain rights to Zioptan® and Betimol® respectively. Both products are prescription ophthalmic eye drops indicated for treatment of intraocular hypertension. The purchase price of the Zioptan® product acquisition was $11.2 million. The total consideration of the Betimol® product acquisition was $12.2 million. There is also the potential of a $2.0 million increase to the total consideration should net sales of Betimol® exceed a sizable threshold in any one of the first five years following the acquisition, but the Company has not assessed value to this contingent consideration as it is unlikely.

For a more detailed description of our recent company and product acquisitions, see Part I, Item 1 — Business.

New Product Development:

During 2015, we submitted 18 new ANDA filings and one NDA filing, respectively to the FDA. In 2014, we submitted 23 ANDA filings while in 2013 we submitted 15 ANDA filings to the FDA. In 2015, Akorn and its partners received 11 ANDA product approvals, two ANADA filings, one NDA product approval, one supplemental ANDA approval and two tentative ANDA approvals from the FDA.  As of December 31, 2015, we had 87 ANDA filings under review by the FDA. We plan to continue to regularly submit additional ANDA filings based on perceived market opportunities.  We continue to develop new products internally, as well as partner with other drug companies for products that we would not intend to manufacture ourselves.  Our R&D expense in the year ended December 31, 2015 was $40.7 million compared to $31.3 million in the year ended December 31, 2014.

Revenue & Gross Profit:

Our revenue increased to $985.1 million in 2015, an increase of 77.5% over revenue of $555.0 million in 2014.  Of this $430.1 million increase, approximately $263.4 million or 61.2% of the total change was related to growth in 2015 revenues of products acquired since the start of 2014, principally through business combinations and acquisitions including, but not limited to; Betimol, Zioptan, Hi-Tech, VersaPharm, Xopenex, Lloyd Products and Akorn AG. Of the acquired revenue growth, the Hi-Tech and VersaPharm Acquisitions combined to account for $213.2 million of the comparative revenue increase.  We also saw a $138.7 million increase, or 32.2% of the total change, in revenue from existing products, with $29.0 million, or 20.9% of the change from increased volumes and $109.7 million from price changes due to the competitive nature of our business and industry, and a $31.2 million increase, or 7.3% of the total change, related to new or recently re-launched products.  Our gross profit increased by $334.7 million, an increase of 128.0% over gross profit of $261.4 million in 2014. Our overall gross profit margin was 60.5% in 2015 compared to 47.1% in 2014.  The increased gross margin experienced in 2015 is largely the result of a full year of activity from the acquisitions consummated in 2014, price increase on organic products and reduced inventory step-up amortization in 2015 resulting from the various acquisitions which occurred in 2014.

In 2014 our revenue increased to $555.0 million, an increase of 74.7% over revenue of $317.7 million in 2013.  Of this $237.3 million increase, $236.3 million or 99.6% of the total change was related to new products released, approved or acquired since the start of 2013.  The Hi-Tech and VersaPharm Acquisitions combined to account for $175.2 million of the revenue increase.  We also saw a $3.6 million increase in revenue from existing products principally due to price increases and we experienced a $3.3 million increase in private label revenues, partially offset by a reduction in revenues from divested and discontinued products of $5.8 million.  Our gross profit increased by $89.5 million, an increase of 52.0% over gross profit of $171.9 million in 2013. Our overall gross profit margin was 47.1% in 2014 compared to 54.1% in 2013.  The lower margin percentage experienced in 2014, is primarily due to the effect of fees incurred due to price increases during the year and inventory step-up amortization resulting from the various acquisitions which occurred in 2014.

Sales Practices:

We have, often late in a fiscal quarter, offered to certain customers, incentives, such as extended payment terms or discounts, primarily in an effort to increase customer orders during that quarter and achieve sales targets and goals, which may have impacted sales in subsequent quarterly periods. We also from time to time offer incentives with respect to the launch of new products. We believe these practices are consistent with industry practice. For all sales under which these incentives were provided during the periods presented in this Management’s Discussion & Analysis, revenue received from such sales was properly accounted for in accordance with ASC 605 — “Revenue Recognition” and was recognized in the proper applicable accounting period.

RESULTS OF OPERATIONS

For the years 2015, 2014 and 2013, we have identified and reported operating results for two distinct business segments: Prescription Pharmaceuticals and Consumer Health. Our reported results by segment are based upon various internal financial reports that disaggregate certain operating information. Our Chief Operating Decision Maker (CODM), as defined in Accounting Standards Codification (“ASC”) 280 - Segment Reporting, is our Chief Executive Officer (CEO).  Our CEO oversees operational assessments and resource allocations based upon the results of our reportable segments, all of which have available discrete financial information. During the prior year ended December 31, 2014, the Company acquired Hi-Tech and as a result, underwent a change in the organizational and reporting structure of the Company’s reportable segments, establishing two reporting segments that each report to the CODM. Historical results for the year ended December 31, 2013 have been recast in accordance with those reporting segments (See Note 14 — “Segment Information” for further discussion).

The following table sets forth amounts and percentages of total revenue for certain items from our Consolidated Statements of Comprehensive Income and our segment reporting information for the years ended December 31, 2015 and December 31, 2014, with recast segment reporting information for the year ended December 31, 2013 (dollar amounts in thousands):

	2015		2014 (as Restated)		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$924,472	93.8%	$504,688	90.9%	$279,911	88.1%
Consumer Health	60,604	6.2%	50,360	9.1%	37,800	11.9%
Total revenues	985,076	100.0%	555,048	100.0%	317,711	100.0%
Gross profit and gross margin percentage:
Prescription Pharmaceuticals	566,298	61.3%	233,833	46.3%	151,182	54.0%
Consumer Health	29,714	49.0%	27,527	54.7%	20,722	54.8%
Total gross profit	596,012	60.5%	261,360	47.1%	171,904	54.1%
Operating expenses:
Selling, general & administrative expenses	162,205	16.5%	92,955	16.7%	53,508	16.8%
Acquisition-related costs	1,841	0.2%	32,840	5.9%	2,912	0.9%
Research and development expenses	40,707	4.1%	31,256	5.6%	19,858	6.3%
Amortization of intangibles	66,272	6.7%	43,493	7.8%	7,422	2.3%
Impairment of intangible assets	30,376	3.1%	—	—%	—	—%
Operating income	$294,611	29.9%	$60,816	11.0%	$88,204	27.8%
Income from continuing operations	150,798	15.3%	14,388	2.6%	52,362	16.5%
Loss from discontinued operations	—	—%	(504)	(0.1)%	—	—%
Net income	$150,798	15.3%	$13,884	2.5%	$52,362	16.5%

COMPARISON OF YEARS ENDED DECEMBER 31, 2015 AND 2014

Our revenues were $985.1 million in 2015, an increase of $430.1 million, or 77.5%, as compared to 2014.  The increase in revenue was primarily due to the full year effect of acquisitions completed during the prior year including Hi-Tech, which generated $324.5 million of revenue in the year and VersaPharm, which generated $63.9 million of revenue in the year, in comparison to prior year revenues of $150.7 million for Hi-Tech and $24.5 million for VersaPharm, and other product acquisitions which generated $75.1 million in the year compared to $24.9 million in the prior year. Of the remaining $166.6 million increase, existing Akorn organic revenues increased $138.7 million from 2014. With $29.0 million, or 20.9% of the change from increased volumes and $109.7 million from price changes due to the competitive nature of our business and industry, $31.2 million related to new or recently re-launched products, partially offset by a $3.3 million decline in yearly revenues due to products which were either divested or discontinued during the year.

2015 revenues from our Prescription Pharmaceuticals segment were $924.5 million, an increase of $419.8 million, or 83.2%, from the prior year.  This increase was primarily related to the full year impact of acquisitions completed in the prior year which generated $256.9 million of the change, sales of new and re-launched products, which accounted for $31.2 million of the increase, and increased sales of existing products which accounted for $135.0 million. These increases were partially offset by declining revenues from products divested or discontinued in the current or prior year which reduced comparative period revenues by $3.3 million.  The Consumer Health segment revenues were $60.6 million, an increase of $10.3 million, or 20.5%, from the prior year.  Of the increase, $6.5 million was related to the full year effect of Consumer Health revenues generated through the prior year acquisition of Hi-Tech and Lloyd Products, while $3.8 million was related to increased sales of existing products.

Our 2015 revenues of $985.1 million were net of adjustments totaling $1,526.6 million for chargebacks and rebates, returns, discounts and allowances, administrative fees and Advertising, promotions and other.  Chargeback and rebate expense for 2015 was $1,361.0 million, or 54.2% of gross revenue, compared to $776.0 million, or 54.1% of gross revenue, in 2014.  The $585.1 million increase in chargeback and rebate expense was due to the full year effect of acquisitions completed during 2014, pricing changes on certain products, a shift to more indirect contract sales, and customer consolidation in the industry.  The increase in chargeback and rebate expense as a percentage of gross sales was attributable to higher overall chargeback and rebate expenses as a percent of gross revenues from the acquisitions consummated in 2014.  Our products returns provision in 2015 was $34.3 million, or 1.4% of gross sales, compared to $21.0 million, or 1.5% of gross sales, in 2014.  Discounts and allowances increased from $30.8 million in 2014, or 2.1% of gross sales, to $50.4 million in 2015, or 2.0% of gross sales while administration fees increased to $71.7 million in 2015, or 2.9% of gross sales, from a 2014 expense of $44.6 million, or 3.1% of gross sales. Finally, advertisement and promotion expense increased from $6.3 million, or 0.4% of gross sales in 2014 to $9.2 million, or 0.4% of gross sales in 2015.

Our consolidated gross profit for 2015 was $596.0 million, or 60.5% of revenue, compared to $261.4 million, or 47.1% of revenue, in 2014.  This $334.7 million, or 128.0%, increase in gross profit was principally due to the full year impact of our revenue growth from acquisitions entered into during the prior year.  The increase in our overall gross profit margin was primarily due to the effect of price changes due to the competitive nature of our business and industry and volume gains as the Company integrated businesses acquired in the prior year. Partially offsetting these gains were fees incurred to effect price increases and inventory step-up amortization resulting from acquisitions.

The gross profit margin from sales of Prescription Pharmaceuticals segment was 61.3% in 2015 compared to 46.3% in 2014.  The 15.0% increase in the gross margin percentage was due to the full year effect of the acquisitions consummated in the prior year and diminished fees incurred to effect price increases on various products in comparison to the prior year.  The gross profit margin on Consumer Health segment sales was 49.0% in 2015 compared to 54.7% in the prior year.  This decrease was due to product mix shifts due to acquisitions consummated through the prior year and decreasing margins in our private label and OTC products.

Total operating expenses were $301.4 million in 2015, an increase of $100.9 million, or 50.3%, over the prior year, which was primarily due to the full year effect of acquisitions entered into during the prior year and the additional costs associated with the operations of those businesses and other expenses associated with the restatement of 2014 financials. The main drivers of the increase were comprised of the following fluctuations:

Selling, general and administrative (“SG&A”) expenses were $162.2 million in 2015, an increase of $69.3 million, or 74.5%, over the prior year expense of $93.0 million. Significant increases in SG&A expenses in comparison to the prior year included $27.4 million of costs associated with the restatement and remediation efforts incurred in the year, a $8.8 million increase in wages and related costs, a $6.2 million increase in accounting, audit and legal expenses and a $4.8 million increase in stock option and restricted stock grant expenses. As a percentage of sales, SG&A expenses decreased to 16.5% in 2015 compared to 16.7% in the prior year.

We recorded $1.8 million of acquisition-related costs during 2015, compared to $32.8 million in 2014, a decrease of $31.0 million or 94.4%.  The current year expenses were primarily related to the Akorn AG acquisition and small amounts of remaining spend at Hi-Tech and VersaPharm, while expenses in the prior year were principally focused on the Hi-Tech and VersaPharm acquisitions and other product acquisitions including Betimol®, Zioptan®, Xopenex® and Lloyd Products. As a percentage of sales, acquisition expenses decreased to 0.2% in 2015 compared to 5.9% in the prior year.

R&D expense was $40.7 million in 2015, an increase of $9.4 million or 30.2% over the R&D expense of $31.3 million recorded in the prior year.  This increase was principally related to the full year effect of Hi-Tech and VersaPharm acquisitions consummated in the prior year which included the addition of R&D facilities in Copiague, New York and Warminster, Pennsylvania and other planned expansions of existing Akorn locations. In addition, the Company recognized $2.6 million related to the write-off of IPR&D associated with two projects acquired in the VersaPharm acquisition. As a percentage of sales, R&D expenses decreased to 4.1% in 2015 compared to 5.6% in the prior year.

Amortization of intangibles consists of the amortization of drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through acquisitions.  Amortization of intangibles was $66.3 million in 2015, compared to $43.5 million in 2014.  This increase of $22.8 million or 52.4% was wholly related to the full year effect of acquisitions consummated during the prior year, principally Hi-Tech, VersaPharm and Xopenex. As a percentage of sales, amortization expenses decreased to 6.7% in 2015 compared to 7.8% in the prior year.

During 2015 the Company impaired one currently marketed product given recent trends in customer concentration and market dynamics. The total impairment expense in 2015 was $30.4 million or 3.1% of sales.

Amortization of deferred financing costs totaled approximately $4.3 million in 2015, a decrease of $5.7 million as compared to the $10.0 million recognized in 2014.  The decrease in deferred financing fees expense in the year was principally the result of financing fees incurred in 2014 partially offset by the amortization of consent waivers incurred in 2015 and a full year impact of financing amortization for debt entered into during 2014.

Total interest expense was $52.0 million in 2015, compared to $35.7 million in the prior year.  The increase in the year is primarily due to the full year impact of the addition of the Existing and Incremental Term loans entered into upon the consummation of the Hi-Tech and VersaPharm acquisitions, respectively during 2014.

Income tax expense was $81.4 million based on an effective tax provision rate of approximately 35.0% in 2015, compared to $11.0 million in the prior year based on an effective tax provision rate of approximately 43.2%.  The decrease in comparison to the prior year provision rate was principally due to tax benefits due to domestic production credits.

We reported a net income of $150.8 million in 2015, or 15.3% of revenues, compared to net income of $13.9 million, or 2.5% of revenues in 2014.

COMPARISON OF YEARS ENDED DECEMBER 31, 2014 AND 2013

Our revenues were $555.0 million in 2014, an increase of $237.3 million, or 74.7%, as compared to 2013.  The increase in revenue was primarily due to the partial effect of acquisitions completed during 2014 including two full quarters of Hi-Tech, which generated $150.7 million of revenue in the year, a full quarter of VersaPharm operations, which generated $24.5 million of revenue in the year and other product acquisitions. Of the remaining $62.1 million increase, $54.0 million was related to other acquisitions completed during the year and late in the prior year including AzaSite®, Cosopt® PF, Betimol®, Zioptan®, Xopenex®, and Lloyd Products, a $3.6 million increase related to existing products, $7.0 million related to new or recently re-launched products and a $3.3 million increase in Consumer Health private label products, partially offset by a $5.8 million decline in yearly revenues due to products which were either divested or discontinued during the year.

2014 revenues from our Prescription Pharmaceuticals segment were $504.7 million, an increase of $224.8 million, or 80.3%, over the prior year in 2013.  This increase was primarily related to the partial effect of acquisitions completed in 2014 which generated $218.2 million of the change, sales of new and re-launched products, which accounted for $7.0 million of the increase, and increased sales of existing products which accounted for $5.5 million, partially offset by declining revenues from divested or discontinued products which reduced revenues by $5.8 million.  Consumer Health segment revenues were $50.4 million, an increase of $12.6 million, or 33.2%, over the prior year in 2013.  Of the increase, $11.2 million was related to Consumer Health revenues generated through the acquisition of Hi-Tech and Lloyd Products, while $3.3 million of the remainder was due to increased sales of private label products, wholly generated through volume increases during the year, partially offset by a $1.9 million decline in existing business revenues.

Our 2014 revenues of $555.0 million was net of adjustments totaling $878.3 million for chargebacks and rebates, returns, discounts and allowances, administrative fees and Advertising, promotions and other.  Chargeback and rebate expense for 2014 was $776.0 million, or 54.1% of gross revenue, compared to $183.4 million, or 34.7% of gross revenue, in 2013.  The 592.6 million increase in chargeback and rebate expense was due to the acquisitions completed during the year and corresponding contract shifts and the impact of costs of price increases for various products.  The increase in chargeback and rebate expense as a percentage of gross sales was attributable to fees incurred to effect price increases taken on various products and higher overall chargeback and rebate expenses as a percent of gross revenues from the acquisitions consummated throughout the year.  Our products returns provision in 2014 was $21.0 million, or 1.5% of gross sales, compared to $5.0 million, or 0.9% of gross sales, in 2013.  Discounts and allowances increased from $8.5 million in 2013, or 1.6% of gross sales, to $30.8 million in 2014, or 2.1% of gross sales while administration fees increased to $44.6 million in 2014, 3.1% of gross sales, up from a 2013 expense of $9.5 million, or 1.8% of gross sales. Finally, advertisement and promotion expense increased from $4.5 million, or 0.9% of gross sales in 2013 to $6.3 million, or 0.4% of gross sales in 2014. The increase in the percentage of returns, discounts and allowances, administration fees and advertisements and promotions to gross revenues were individually due to the shift in the product mix as a result of the acquisitions completed during the year.

Our consolidated gross profit for 2014 was $261.4 million, or 47.1% of revenue, compared to $171.9 million, or 54.1% of revenue, in 2013.  This $89.5 million, or 52.0%, increase in gross profit was principally due to our revenue growth from the partial effect of acquisitions entered into during 2014.  The lower overall gross profit margin was primarily due to fees incurred to effect price increases on various products taken throughout the year and amortization of acquisition related inventory step-up occurring in 2014. Additionally, shifts in product mix were also a contributing factor to the lower gross profit margin.

The gross profit margin from sales of Prescription Pharmaceuticals was 46.3% in 2014 compared to 54.0% in 2013.  The decrease in the gross margin percentage was due to fees incurred to effect price increases on various products throughout the year and shifts in the product mix to comparatively lower margin products.  The gross profit margin on Consumer Health sales was 54.7% in 2014 compared to 54.8% in the prior year.  This slight decrease was due to product mix shifts due to the partial effect of acquisitions consummated throughout 2014.

Total operating expenses were $200.5 million in 2014, an increase of $116.8 million, or 139.6%, over the prior year, which was primarily due to the partial effect of acquisitions entered into during 2014 and the additional costs associated with the operations of those businesses. The main drivers of the increase were comprised of the following fluctuations:

SG&A expense was $93.0 million in 2014, an increase of $39.4 million, or 73.7%, over the 2013 expense of $53.5 million. Significant increases in SG&A expenses in comparison to the prior year included a $18.4 million increase in wages and related costs and a $10.4 million increase in other SG&A expenses. Additionally, marketing and advertising expenses increased $4.4 million, while FDA fee amortization expenses increased by $2.3 million and depreciation expenses increased $2.1 million. As a percentage of sales, SG&A expense slightly decreased to 16.7% in 2014 from 16.8% in the prior year.

We recorded $32.8 million of acquisition-related costs during 2014, compared to $2.9 million in 2013.  Of the 2014 expenses, $21.3 million was related to the Hi-Tech acquisition, $8.1 million was related to the VersaPharm acquisition, and $1.1 million was aggregated from the acquisitions of Betimol®, Zioptan®, Xopenex®, Lloyd Products, and Akorn AG during the year. In 2013, acquisition-related expenses were primarily related to the Hi-Tech and Merck acquisitions. As a percentage of sales, acquisition expenses increased to 5.9% in 2014 compared to 0.9% in the prior year.

R&D expense was $31.3 million in 2014, an increase of $11.4 million or 57.4% over the R&D expense of $19.9 million recognized in 2013.  This increase was primarily related to the partial year effect of Hi-Tech and VersaPharm acquisitions consummated in 2014 which included the acquisition of R&D facilities in Copiague, New York and Warminster, Pennsylvania.  The Hi-Tech acquisition accounted for $8.5 million of the increase while the VersaPharm acquisition accounted for $1.3 million increase, with existing Akorn R&D expense growth generating the remaining fluctuation. As a percentage of sales, R&D expense decreased to 5.6% in 2014 compared to 6.3% in the prior year.

Amortization of intangibles consists of the amortization of drug acquisition costs over the anticipated market lives of the acquired products, as well as the amortization of other intangible assets acquired through acquisitions.  Amortization of intangibles was $43.5 million in 2014, compared to $7.4 million in 2013.  This increase of $36.1 million or 486.0% was wholly related to the partial year effect of the acquisitions occurring in 2014, principally Hi-Tech and VersaPharm. As a percentage of sales, amortization expense increased to 7.8% in 2015 compared to 2.3% in the prior year.

Amortization of deferred financing costs totaled approximately $10.0 million in 2014, an increase of $9.2 million as compared to the $0.8 million recognized in 2013.  The increase in deferred financing fees expense in the year was wholly the result of the partial effect of the new debt instruments entered into during the year.

Total interest expense was $35.7 million in 2014, compared to $8.6 million in the prior year.  The increase in the year is primarily due to the addition of the Existing Term and Incremental Term loans entered into upon the consummation of the Hi-Tech and VersaPharm acquisitions, respectively.

Income tax expense was $11.0 million based on an effective tax provision rate of approximately 43.2% in 2014, compared to $30.5 million in the prior year based on an effective tax provision rate of approximately 36.8%.  The increase in comparison to the prior year provision rate was principally due to the non-deductibility of certain acquisition expenses.

We reported a net income of $13.8 million in 2014, or 2.5% of revenues, compared to net income of $52.4 million or 16.5% of revenues in 2013.

MANAGEMENT’S QUARTERLY DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three-month periods ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three months ended March 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$210,554	92.6%	$81,848	90.3%
Consumer Health	16,824	7.4%	8,774	9.7%
Total revenues	227,378	100.0%	90,622	100.0%
Gross profit:
Prescription Pharmaceuticals	121,159	57.5%	45,284	55.3%
Consumer Health	9,004	53.5%	4,372	49.8%
Total gross profit	130,163	57.2%	49,656	54.8%
Operating expenses:
SG&A expenses	29,986	13.2%	16,586	18.3%
Acquisition-related costs	1,257	0.6%	454	0.5%
R&D expenses	9,276	4.1%	4,419	4.9%
Amortization of intangible assets	16,377	7.2%	4,757	5.2%
Operating income	$73,267	32.2%	$23,440	25.9%
Other (expense), net	(14,939)	(6.6)%	(5,845)	(6.4)%
Income before income taxes	58,328	25.6%	17,595	19.5%
Income tax provision	20,790	9.1%	8,101	9.0%
Income from continuing operations	37,538	16.5%	$9,494	10.5%
(Loss) from discontinued operations, net of tax	—	—%	—	—%
Net income (loss)	$37,538	16.5%	$9,494	10.5%

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Our revenue was $227.4 million during the quarter ended March 31, 2015, representing an increase of $136.8 million, or 150.9%, over our revenue of $90.6 million for the prior year quarter ended March 31, 2014. The increase in revenue in the quarter was primarily due to the acquisitions completed during the prior year including Hi-Tech, VersaPharm and other product acquisitions, which generated $121.1 million of revenue in the quarter compared to $2.8 million in the prior year quarter.  Of the remaining $18.5 million of increase, $13.7 million was related to organic growth in existing products with $3.5 million, or 25.6% of the change from volume increases and $10.2 million due to price changes due to the competitive nature of our business and industry and $6.1 million related to newly-approved products, partially offset by a $1.3 million decline in products which were either divested or discontinued in the year.

The Prescription Pharmaceuticals segment revenues of $210.6 million represented an increase of $128.7 million, or 157.2%, over the prior year quarter, with acquisitions completed in the prior year accounting for $112.8 million of the increase, sales of new and re-launched products which accounted for $6.1 million of the increase and increased sales of existing products which accounted for $11.1 million, partially offset by divested or discontinued products of $1.3 million. The Consumer Health segment revenues of $16.8 million represented an increase of $8.0 million, or 91.8%, over the prior year quarter, with acquisitions completed in the prior year accounting for $5.5 million of the increase and organic revenue increases accounting for the remaining $2.5 million.

Consolidated gross profit for the quarter ended March 31, 2015 was $130.2 million, or 57.2% of revenue, compared to $49.7 million, or 54.8% of revenue, in the corresponding prior year quarter.  The $80.5 million increase in gross profit dollars was principally due to the effect of business and product acquisitions in the prior year, with a secondary cause being our organic growth.  The increase in gross profit margin from 54.8% in the prior year quarter to 57.2% in the quarter ended March 31, 2015 was principally due to the effect of recent acquisitions and organic growth in gross margin.

SG&A expenses were $30.0 million in the quarter ended March 31, 2015, compared to $16.6 million in the prior year quarter.  Of this $13.4 million increase, the largest components of the increase were a $6.0 million increase in wages and related costs, a $3.5 million increase in other SG&A expenses and a $1.3 million increase in marketing and advertising expenses to support our growing business. As a percentage of sales, SG&A expenses decreased to 13.2% in the quarter ended March 31, 2015 compared to 18.3% in the comparative prior year quarter.

Acquisition-related costs incurred in the quarter ended March 31, 2015 were $1.3 million, compared to $0.5 million, in the prior year quarter. The acquisition-related costs principally consisted of advisor and legal fees related to the Akorn AG facility acquisition in 2015. As a percentage of sales, acquisition expenses remained flat, increasing slightly to 0.6% in the quarter ended March 31, 2015 compared to 0.5% in the comparative prior year quarter.

R&D expense was $9.3 million in the quarter ended March 31, 2015 compared to $4.4 million in the prior year quarter.  This increase was primarily related to the acquisition of Hi-Tech and VersaPharm and increases in existing R&D due to the timing and expansion of development activities to support the growing Company. As a percentage of sales, R&D expenses decreased to 4.1% in the quarter ended March 31, 2015 compared to 4.9% in the comparative prior year quarter.

Amortization of intangible assets was $16.4 million in the quarter ended March 31, 2015 compared to $4.8 million in the prior year quarter.  This $11.6 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses increased to 7.2% in the quarter ended March 31, 2015 compared to 5.2% in the comparative prior year quarter.

In the quarter ended March 31, 2015, we recognized non-operating expense totaling $14.9 million compared to $5.8 million in the prior year quarter.  This increase of $9.1 million was principally related to a $11.3 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech and VersaPharm acquisitions partially offset by a $3.3 million decrease in deferred financing fees amortization in comparison to the three month period ended March 31, 2014, primarily due to reduced deferred financing fee amortization in the current year.

For the quarter ended March 31, 2015, we recorded an income tax provision of $20.8 million based on an effective tax provision rate of approximately 35.6%.  In the prior year quarter ended March 31, 2014, our income tax provision was $8.1 million based on an effective tax provision rate of approximately 46.0%.  The decrease in comparison to the prior year provision rate was principally due to tax benefits due to domestic production credits.

We reported net income of $37.5 million for the quarter ended March 31, 2015, or 16.5% of revenues, compared to net income of $9.5 million for the quarter ended March 31, 2014, representing 10.5% of revenues.

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and six month periods ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015		2014 (As restated)		2015		2014 (As restated)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$206,062	93.3%	$119,481	89.3%	$416,616	92.9%	$201,327	89.7%
Consumer Health	14,858	6.7%	14,391	10.7%	31,682	7.1%	23,167	10.3%
Total revenues	220,920	100.0%	133,872	100.0%	448,298	100.0%	224,494	100.0%
Gross profit:
Prescription Pharmaceuticals	120,929	58.7%	52,335	43.8%	242,088	58.1%	97,619	48.5%
Consumer Health	7,478	50.3%	8,536	59.3%	16,482	52.0%	12,908	55.7%
Total gross profit	128,407	58.1%	60,871	45.5%	258,570	57.7%	110,527	49.2%
Operating expenses:
SG&A expenses	35,208	15.9%	21,168	15.8%	65,194	14.5%	37,754	16.8%
Acquisition-related costs	225	0.1%	20,940	15.6%	1,482	0.3%	21,394	9.5%
R&D expenses	10,588	4.8%	9,588	7.2%	19,864	4.4%	14,007	6.2%
Amortization of intangible assets	16,284	7.4%	8,439	6.3%	32,661	7.3%	13,196	5.9%
Operating income	$66,102	29.9%	$736	0.5%	$139,369	31.1%	$24,176	10.8%
Other (expense), net	(15,744)	(7.1)%	(1,987)	(1.5)%	(30,683)	(6.9)%	(7,832)	(3.5)%
Income (loss) before income taxes	50,358	22.8%	(1,251)	(0.9)%	108,686	24.2%	16,344	7.3%
Income tax provision	17,850	8.1%	(499)	(0.3)%	38,640	8.6%	7,602	3.4%
Income (loss) from continuing operations	32,508	14.7%	(752)	(0.6)%	70,046	15.6%	8,742	3.9%
(Loss) from discontinued operations, net of tax	—	—	(504)	(0.4)%	—	—	(504)	(0.2)%
Net income (loss)	$32,508	14.7%	$(1,256)	(1.0)%	$70,046	15.6%	$8,238	3.7%

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Our revenue was $220.9 million during the quarter ended June 30, 2015, representing an increase of $87.0 million, or 65.0%, over our revenue of $133.9 million for the prior year quarter ended June 30, 2014. The increase in revenue in the quarter was primarily due to the acquisitions completed during the prior year comparative period including a full quarter of Hi-Tech, VersaPharm and other product acquisitions, which generated $103.5 million of revenue in the quarter compared to $45.2 million in the prior year quarter.  Of the remaining $28.7 million increase, $20.2 million was related to organic growth in existing products with $11.5 million, or 56.8% of the change from volume increases and $8.7 million due to price changes due to the competitive nature of our business and industry, $8.2 million related to sales of newly-approved products and a $0.3 million increase attributable to products divested or discontinued in the period.

The Prescription Pharmaceuticals segment revenues of $206.1 million represented an increase of $86.6 million, or 72.5%, over the prior year quarter, with acquisitions completed in the prior year accounting for $58.2 million of the increase, sales of new and re-launched products which accounted for $8.2 million of the increase, increased sales of existing products of $19.9 million and a $0.3 million increase attributable to products divested or discontinued in the period. The Consumer Health segment revenues of $14.9 million increased $0.5 million or 3.2% in comparison to the prior year quarter, with organic revenue increasing $0.3 million and acquisitions completed in the prior year increasing $0.2 million.

Consolidated gross profit for the quarter ended June 30, 2015 was $128.4 million, or 58.1% of revenue, compared to $60.9 million, or 45.5% of revenue, in the corresponding prior year quarter.  The $67.5 million increase in gross profit dollars was principally due to the effect of business and product acquisitions in the prior year, with a secondary cause being our organic growth.  The increase in gross profit margin from 45.5% in the prior year quarter to 58.1% in the quarter ended June 30, 2015 was principally due to the acquisition and organic growth in margin.

SG&A expenses were $35.2 million, in the quarter ended June 30, 2015, compared to $21.2 million in the prior year quarter.  Of this $14.0 million increase, the largest components of the increase were a $8.7 million increase in other SG&A expenses principally as a result of $4.9 million of costs associated with the restatement and remediation efforts incurred in the year, a $1.3 million increase in stock option and restricted stock expenses, a $1.3 million increase in wages and related costs to support our growing business and a $1.2 million increase in accounting, audit and legal fees. As a percentage of sales, SG&A expenses increased slightly to 15.9% in the quarter ended June 30, 2015 from 15.8% in the quarter ended June 30, 2014.

Acquisition-related costs incurred in the quarter ended June 30, 2015 were $0.2 million, compared to $20.9 million, in the prior year quarter due principally to the Hi-Tech acquisition which occurred in April 2014. As a percentage of revenue, acquisition expenses decreased to 0.1% in the quarter ended June 30, 2015 from 15.6% in the comparative prior year quarter.

R&D expense was $10.6 million in the quarter ended June 30, 2015 compared to $9.6 million in the prior year quarter.  This increase was primarily related to the acquisition of Hi-Tech and VersaPharm and increases in existing R&D due to the timing of expansion of development activities to support the growing Company. Included in R&D expense in the quarter ended June 30, 2015, the Company recognized $2.6 million related to the write-off of IPR&D associated with two projects acquired in the VersaPharm acquisition.  As a percentage of sales, R&D expenses decreased to 4.8% in the quarter ended June 30, 2015 from 7.2% in the comparative prior year quarter.

Amortization of intangible assets was $16.3 million in the quarter ended June 30, 2015 compared to $8.4 million in the prior year quarter.  This $7.8 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses increased to 7.4% in the quarter ended June 30, 2015 from 6.3% in the comparative prior year quarter.

In the quarter ended June 30, 2015, we recognized non-operating expense totaling $15.7 million compared to $2.0 million in the prior year quarter.  This increase of $13.7 million was principally related to a $9.4 million decrease in other income due principally to the 2014 gain from product dispositions pursuant to the Hi-Tech acquisition, a $5.3 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech and VersaPharm acquisitions partially offset by a decrease of $0.3 million in deferred financing fees due to reduced deferred financing fee amortization in the current year and a reduction in gain on discontinued assets due to 2014 transactions.

For the quarter ended June 30, 2015, we recorded an income tax provision of $17.9 million based on an effective tax provision rate of approximately 35.5%.  In the prior year quarter ended June 30, 2014 our income tax benefit was $0.5 million.

During the quarter ended June 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of the operating results of ECR from April 17 through June 19, 2014 and the small gain recognized on its disposal.

We reported net income of $32.5 million for the quarter ended June 30, 2015, or 14.7% of revenues, compared to net loss of $1.3 million for the quarter ended June 30, 2014, representing (1.0%) of revenues.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Our revenue was $448.3 million during the year to date period ended June 30, 2015, representing an increase of $223.8 million, or 99.7%, over our revenue of $224.5 million for the prior year to date period ended June 30, 2014. The increase in revenue in the period was primarily due to the acquisitions completed during the prior year including a full year periods of Hi-Tech, VersaPharm and other product acquisitions, which generated $226.3 million of revenue in the period compared to $49.6 million generated in the prior year to date period.  Of the remaining $47.1 million of increase, $33.1 million was related to organic growth in existing products with $14.2 million, or 42.9% of the change from volume increases and $18.9 million due to price changes due to the competitive nature of our business and industry and $14.3 million related to sales of newly-approved products partially offset by a decrease of $0.3 million of divested and discontinued product revenues.

The Prescription Pharmaceuticals segment revenues of $416.6 million represented an increase of $215.3 million, or 106.9%, over the prior year to date period, with acquisitions completed in the prior year accounting for $171.1 million of the increase, sales of new and re-launched products which accounted for $14.3 million of the increase and increased sales of existing products which accounted for $30.2 million, partially offset by divested or discontinued products of $0.3. The Consumer Health segment revenues of $31.7 million represented an increase of $8.5 million, or 36.8%, over the prior year to date period, with acquisitions completed in the prior year increasing $5.6 million and an increase of organic revenues of $2.9 million.

Consolidated gross profit for the year to date period ended June 30, 2015 was $258.6 million, or 57.7% of revenue, compared to $110.5 million, or 49.2% of revenue, in the corresponding prior year period.  The $148.0 million increase in gross profit dollars was principally due to the effect of business and product acquisitions in the prior year, with a secondary cause being our organic growth.  The increase in gross profit margin from 49.2% in the prior year period to 57.7% in the year to date period ended June 30, 2015 was principally due to the acquisition and organic growth in margin.

SG&A expenses were $65.2 million, in the year to date period ended June 30, 2015, compared to $37.8 million in the prior year period.  Of this $27.4 million increase, the largest components of the increase were a $12.2 million increase in other SG&A expenses principally as a result of $4.9 million of costs associated with the restatement and remediation efforts incurred in the year, a $7.3 million increase in wages and related costs, $2.3 million increase in stock option and restricted stock expenses, a $2.3 million increase in marketing and advertising expenses to support our growing business and a $1.9 million increase in accounting, audit and legal fees. As a percentage of sales, SG&A expenses decreased to 14.5% in the year to date period ended June 30, 2015 from 16.8% in the comparative prior year quarter.

Acquisition-related costs incurred in the year to date period ended June 30, 2015 were $1.5 million, compared to $21.4 million, in the prior year period due principally to the Hi-Tech acquisition which occurred in April 2014. As a percentage of revenue, acquisition expenses decreased to 0.3% in the year to date period ended June 30, 2015 from 9.5% in the comparative prior year period.

R&D expense was $19.9 million in the year to date period ended June 30, 2015 compared to $14.0 million in the prior year period.  This increase was primarily related to the acquisition of Hi-Tech and VersaPharm and increases in existing R&D due to the timing of expansion of development activities to support the growing Company. Included in R&D expense in the period ended June 30, 2015, the Company recognized $2.6 million related to the write-off of IPR&D associated with two projects acquired in the VersaPharm acquisition.  As a percentage of sales, R&D expenses decreased 1.8% to 4.4% in the year to date period ended June 30, 2015 from 6.2% in the comparative prior year period.

Amortization of intangible assets was $32.7 million in the year to date period ended June 30, 2015 compared to $13.2 million in the prior year period.  This $19.5 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses increased to 7.3% in the year to date period ended June 30, 2015 from 5.9% in the comparative prior year period.

In the year to date period ended June 30, 2015, we recognized non-operating expense totaling $30.7 million compared to $7.8 million in the prior year period.  This increase of $22.9 million was principally related to a $16.6 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech and VersaPharm acquisitions and a $9.9 million decrease in other income due principally to the 2014 gain from product dispositions pursuant to the Hi-Tech acquisition partially offset by a decrease of $4.6 million in deferred financing fees due to reduced deferred financing fee amortization in the current year.

For the year to date period ended June 30, 2015, we recorded an income tax provision of $38.6 million based on an effective tax provision rate of approximately 35.6%.  In the prior year quarter ended June 30, 2014, our income tax provision was $7.6 million based on an effective tax provision rate of approximately 46.5%.  The increase in the prior year provision rate in comparison to the current year was principally due to nondeductible acquisition fees incurred in the period in 2014 due to the Hi-Tech acquisition.

During the year to date period ended June 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of the operating results of ECR from April 17 through June 19, 2014 and the small gain recognized on its disposal.

We reported net income of $70.0 million for the year to date period ended June 30, 2015, or 15.6% of revenues, compared to net income of $8.7 million for the year to date period ended June 30, 2014, representing 3.9% of revenues.

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and nine month periods ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014 (As restated)		2015		2014 (As restated)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$240,995	93.8%	$114,953	90.0%	$657,611	93.3%	$316,280	89.8%
Consumer Health	15,806	6.2%	12,745	10.0%	47,488	6.7%	35,912	10.2%
Total revenues	256,801	100.0%	127,698	100.0%	705,099	100.0%	352,192	100.0%
Gross profit:
Prescription Pharmaceuticals	155,242	64.4%	39,246	34.1%	397,330	60.4%	136,865	43.3%
Consumer Health	7,770	49.2%	6,254	49.1%	24,252	51.1%	19,162	53.4%
Total gross profit	163,012	63.5%	45,500	35.6%	421,582	59.8%	156,027	44.3%
Operating expenses:
SG&A expenses	45,031	17.5%	26,799	21.0%	110,225	15.6%	64,553	18.3%
Acquisition-related costs	230	0.1%	8,159	6.4%	1,712	0.2%	29,553	8.4%
R&D expenses	10,439	4.1%	8,758	6.9%	30,303	4.3%	22,765	6.5%
Amortization of intangible assets	16,545	6.4%	13,814	10.8%	49,206	7.0%	27,010	7.7%
Operating income (loss)	$90,767	35.3%	$(12,030)	(9.4)%	$230,136	32.6%	$12,146	3.4%
Other (expense), net	(16,752)	(6.5)%	(12,217)	(9.6)%	(47,435)	(6.7)%	(20,049)	(5.7)%
Income (loss) before income taxes	74,015	28.8%	(24,247)	(19.0)%	182,701	25.9%	(7,903)	(2.3)%
Income tax provision (benefit)	26,048	10.1%	(11,914)	(9.3)%	64,688	9.2%	(4,312)	(1.2)%
Income (loss) from continuing operations	47,967	18.7%	(12,333)	(9.7)%	118,013	16.7%	(3,591)	(1.1)%
(Loss) from discontinued operations, net of tax	—	—%	—	—	—	—%	(504)	(0.1)%
Net income (loss)	$47,967	18.7%	$(12,333)	(9.7)%	$118,013	16.7%	$(4,095)	(1.2)%

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Our revenue was $256.8 million during the quarter ended September 30, 2015, representing an increase of $129.1 million, or 101.1%, over our revenue of $127.7 million for the prior year quarter ended September 30, 2014. The increase in revenue in the quarter was primarily due to increases in comparative Hi-Tech revenues of $58.4 million, from a prior year quarter total of $19.9 million to a quarter ended September 30, 2015 total of $78.3 million, due principally to price changes due to the competitive nature of our business and industry, the acquisitions completed during the prior year period including a full quarter of VersaPharm and other product acquisitions, which generated $30.3 million of revenue in the quarter compared to $7.3 million of revenue generated in the prior year quarter.  Of the remaining $47.7 million of increase, $39.4 million was related to organic growth in existing products with $11.9 million, or 30.2% of the change from volume increases and $27.5 million due to price changes due to the competitive nature of our business and industry and $9.2 million related to sales of newly-approved products, partially offset by a $0.9 million decline attributable to products divested or discontinued in the prior year.

The Prescription Pharmaceuticals segment revenues of $241.0 million represented an increase of $126.0 million, or 109.6%, over the prior year quarter, with Hi-Tech Prescription Pharmaceuticals revenue growth accounting for $57.9 million of the growth, acquisitions completed in the prior period accounting for $22.0 million of the increase, sales of new and re-launched products which accounted for $9.2 million of the increase and increased sales of existing products which accounted for $37.8 million, partially offset by divested or discontinued products of $0.9 million. The Consumer Health segment revenues of $15.8 million represented an increase of $3.1 million, or 24.0%, over the prior year quarter, with acquisitions completed in the prior year increasing $1.0 million, increased revenues from the Hi-Tech component of the Consumer Health segment revenues of $0.4 million and increased organic revenue of $1.7 million.

Consolidated gross profit for the quarter ended September 30, 2015 was $163.0 million, or 63.5% of revenue, compared to $45.5 million, or 35.6% of revenue, in the corresponding prior year quarter.  The $117.5 million increase in gross profit dollars was principally due to the effect of business and product acquisitions in the prior year, with a secondary cause being our organic growth and the final fluctuation resulting from the decline in price increase penalties in the current year quarter comparison to the quarter ended September 30, 2014.  The increase in gross profit margin from 35.6% in the prior year quarter to 63.5% in the quarter ended September 30, 2015 was principally due to the acquisition and organic growth in margin and the reduction in price increase penalties in the current year which declined $39.9 million from the three month period ended September 30, 2014.

SG&A expense was $45.0 million, in the quarter ended September 30, 2015, compared to $26.8 million in the prior year quarter.  Of this $18.2 million increase, the largest components of the increase were a $14.1 million increase in other SG&A expenses principally as a result of $9.6 million of costs associated with the restatement and remediation efforts incurred in the year, a $3.0 million increase in accounting, audit and legal fees and a $1.5 million increase in stock option and restricted stock expenses partially offset by a $0.9 million decrease in wages and related costs and a $0.5 million decrease in marketing and advertising expenses as the Company attempts to efficiently manage its growth. As a percentage of sales, SG&A expenses decreased to 17.5% in the quarter ended September 30, 2015 from 21.0% in the comparative prior year quarter.

Acquisition-related costs incurred in the quarter ended September 30, 2015 were $0.2 million, compared to $8.2 million, in the prior year quarter due principally to the VersaPharm acquisition which occurred in August 2014. As a percentage of revenue, acquisition expenses decreased to 0.1% in the quarter ended September 30, 2015 from 6.4% in the comparative prior year quarter.

R&D expense was $10.4 million in the quarter ended September 30, 2015 compared to $8.8 million in the prior year quarter.  This increase was primarily related to the acquisition of Hi-Tech and VersaPharm and increases in existing R&D due to the timing of expansion of development activities to support the growing Company. As a percentage of sales, R&D expenses decreased to 4.1% in the quarter ended September 30, 2015 from 6.9% in the comparative prior year quarter.

Amortization of intangible assets was $16.5 million in the quarter ended September 30, 2015 compared to $13.8 million in the prior year quarter.  This $2.7 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses decreased to 6.4% in the quarter ended September 30, 2015 from 10.8% in the comparative prior year quarter as amortization expense has normalized against an expanding revenue base.

In the quarter ended September 30, 2015, we recognized non-operating expense totaling $16.8 million compared to $12.2 million in the prior year quarter.  This increase of $4.6 million was principally related to a $4.8 million increase in other expense due to current period legal expenses and a $0.8 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech and VersaPharm acquisitions partially offset by a decrease of $1.2 million in deferred financing fees due to reduced deferred financing fee amortization in the current year.

For the quarter ended September 30, 2015, we recorded an income tax provision of $26.0 million based on an effective tax provision rate of approximately 35.2%.  In the prior year quarter ended September 30, 2014 our income tax benefit was $11.9 million.

We reported net income of $48.0 million for the quarter ended September 30, 2015, or 18.7% of revenues, compared to net loss of $12.3 million for the quarter ended September 30, 2014, representing (9.7%) of revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Our revenue was $705.1 million during the year to date period ended September 30, 2015, representing an increase of $352.9 million, or 100.2%, over our revenue of $352.2 million for the prior year to date period ended September 30, 2014. The increase in revenue in the period was primarily due to the acquisitions completed during the prior year including a full year periods of Hi-Tech, VersaPharm and other product acquisitions, which generated $341.9 million of revenue in the period compared to $82.6 million of revenue generated in the prior year period.  Of the remaining $93.6 million of increase, $71.4 million was related to organic growth in existing products with $20.5 million, or 28.7% of the change from volume increases and $50.9 million due to price changes due to the competitive nature of our business and industry, $23.5 million related to sales of newly-approved products, partially offset by a $1.3 million decline attributable to products divested or discontinued in the prior year.

The Prescription Pharmaceuticals segment revenues of $657.6 million represented an increase of $341.3 million, or 107.9%, over the prior year to date period, with acquisitions completed in the prior year accounting for $252.2 million of the increase, sales of new and re-launched products which accounted for $23.5 million of the increase and increased sales of existing products which accounted for $66.8 million, partially offset by divested or discontinued products of $1.3 million. The Consumer Health segment revenues of $47.5 million represented an increase of $11.6 million, or 32.2%, over the prior year to date period, with acquisitions completed in the prior year increasing $7.0 million and an increase in organic revenues of $4.5 million.

Consolidated gross profit for the year to date period ended September 30, 2015 was $421.6 million, or 59.8% of revenue, compared to $156.0 million, or 44.3% of revenue, in the corresponding prior year period.  The $265.6 million increase in gross profit dollars was principally due to the effect of business and product acquisitions in the prior year, with a secondary cause being our organic growth and the final fluctuation resulting from the decline in price increase penalties in the current year to date period comparison to the period ended September 30, 2014.  The increase in gross profit margin from 44.3% in the prior year period to 59.8% in the year to date period ended September 30, 2015 was principally due to the acquisition and organic growth in margin and the reduction in price increase penalties in the current year which declined $39.9 million in the year to date period ended September 30, 2014.

SG&A expense was $110.2 million, in the year to date period ended September 30, 2015, compared to $64.6 million in the prior year period.  Of this $45.7 million increase, the largest components of the increase were a $26.2 million increase in other SG&A expenses principally as a result of $14.5 million of costs associated with the restatement and remediation efforts incurred in the year, a $6.4 million increase in wages and related costs, a $4.9 million increase in accounting, audit and legal fees and a $3.8 million increase in stock option and restricted stock expenses and a $1.8 million increase in marketing and advertising expenses. As a percentage of sales, SG&A expenses decreased to 15.6% in the year to date period ended September 30, 2015 from 18.3% in the comparative prior year quarter.

Acquisition-related costs incurred in the year to date period ended September 30, 2015 were $1.7 million, compared to $29.6 million, in the prior year period due principally to the Hi-Tech acquisition which occurred in April 2014 and the VersaPharm acquisition which occurred in August 2014. As a percentage of revenue, acquisition expenses decreased to 0.2% in the year to date period ended September 30, 2015 from 8.4% in the comparative prior year period.

R&D expense was $30.3 million in the year to date period ended September 30, 2015 compared to $22.8 million in the prior year period.  This increase was primarily related to the acquisition of Hi-Tech and VersaPharm and increases in existing R&D due to the timing of expansion of development activities to support the growing Company. Included in R&D expense in the period ended September 30, 2015, the Company recognized $2.6 million related to the write-off of IPR&D associated with two projects acquired in the VersaPharm acquisition.  As a percentage of sales, R&D expenses decreased to 4.3% in the year to date period ended September 30, 2015 from 6.5% in the comparative prior year period.

Amortization of intangible assets was $49.2 million in the year to date period ended September 30, 2015 compared to $27.0 million in the prior year period.  This $22.2 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses decreased to 7.0% in the year to date period ended September 30, 2015 from 7.7% in the comparative prior year period.

In the year to date period ended September 30, 2015, we recognized non-operating expense totaling $47.4 million compared to $20.0 million in the prior year period.  This increase of $27.4 million was principally related to a $17.5 million increase in interest expense related to the indebtedness obtained to affect the Hi-Tech and VersaPharm acquisitions and a $14.7 million increase in other expense partially offset by a decrease of $5.8 million in deferred financing fees due to reduced deferred financing fee amortization in the current year.

For the year to date period ended September 30, 2015, we recorded an income tax provision of $64.7 million based on an effective tax provision rate of approximately 35.4%.  In the prior year to date period ended September 30, 2014, our income tax benefit was $4.3 million.

During the year to date period ended September 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of the operating results of ECR from April 17 through June 19, 2014 and the small gain recognized on its disposal.

We reported net income of $118.0 million for the year to date period ended September 30, 2015, or 16.7% of revenues, compared to a net loss of $4.1 million for the year to date period ended September 30, 2014, representing (1.2%) of revenues.

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three month periods ended December 31, 2015 and 2014 (dollar amounts in thousands):

	Three months ended December 31,
	2015		2014 (as Restated)
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$266,861	95.3%	$188,408	92.9%
Consumer Health	13,116	4.7%	14,448	7.1%
Total revenues	279,977	100.0%	202,856	100.0%
Gross profit:
Prescription Pharmaceuticals	168,968	63.3%	96,968	51.5%
Consumer Health	5,462	41.6%	8,365	57.9%
Total gross profit	174,430	62.3%	105,333	51.9%
Operating expenses:
SG&A expenses	51,980	18.6%	28,402	14.0%
Acquisition-related costs	129	0.0%	3,287	1.6%
R&D expenses	10,404	3.7%	8,491	4.2%
Amortization of intangible assets	17,066	6.1%	16,483	8.1%
Impairment of intangible assets	30,376	10.8%	—	—%
Operating income	$64,475	23.0%	$48,670	24.0%
Other (expense), net	(15,020)	(5.3)%	(15,425)	(7.6)%
Income before income taxes	49,455	17.7%	33,245	16.4%
Income tax provision	16,670	6.0%	15,266	7.5%
Net income (loss)	$32,785	11.7%	$17,979	8.9%

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

Our revenue was $280.0 million during the quarter ended December 31, 2015, representing an increase of $77.1 million, or 38.0%, over our revenue of $202.9 million for the prior year quarter ended December 31, 2014. The increase in revenue in the quarter was primarily comprised of $70.4 million related to organic growth in existing products with $22.1 million, or 31.4% of the change from volume increases and $48.3 million due to price changes due to the competitive nature of our business and industry, $5.6 million related to sales of newly-approved products, a $8.1 million increase in products acquired since the comparative period and a $2.8 million increase in revenues from products acquired in the VersaPharm acquisition, principally due to price, partially offset by a $2.0 million decline attributable to products divested or discontinued in the prior year and a decline in comparative revenues of products acquired in the Hi-Tech acquisition which decreased $7.8 million from the comparative quarter principally due to a mix of price and volume.

The Prescription Pharmaceuticals segment revenues of $266.9 million represented an increase of $78.5 million, or 41.6%, over the prior year quarter, with sales of new and re-launched products which accounted for $5.6 million of the increase, increased sales of existing products which accounted for $71.2 million, increased sales of products acquired in the VersaPharm acquisition of $2.8 million and an increase in other acquired product revenues of $7.6 million from the comparative quarter, partially offset by divested or discontinued products of $2.0 million and declines in revenues from products acquired from Hi-Tech Prescription Pharmaceuticals of $6.8 million. The Consumer Health segment revenues of $13.1 million represented a decrease of $1.3 million, or 9.2%, over the prior year quarter, with comparative revenues of products acquired in 2014 increasing $0.5 million, more than offset by a $1.0 million decline in revenues of products acquired from Hi-Tech Consumer Health and organic revenue decreases of $0.8 million.

Consolidated gross profit for the quarter ended December 31, 2015 was $174.4 million, or 62.3% of revenue, compared to $105.3 million, or 51.9% of revenue, in the corresponding prior year quarter.  The $69.1 million increase in gross profit dollars was principally due to our organic growth and the decline in price increase penalties in the current year quarter comparison to the quarter ended December 31, 2014.  The increase in gross profit margin from 51.9% in the prior year quarter to 62.3% in the quarter ended December 31, 2015 was principally due to organic growth in margin and the reduction in price increase penalties in the current year’s quarter which declined $13.3 million from 2014 to $0 in the current year.

SG&A expenses were $52.0 million, in the quarter ended December 31, 2015, compared to $28.4 million in the prior year quarter.  Of this $23.6 million increase, the largest components of the increase were a $16.5 million increase in other SG&A expenses principally as a result of $13.0 million of costs associated with the restatement and remediation efforts incurred in the quarter, a $2.4 million increase in wages and related costs, a $1.9 million increase in marketing and advertising expenses, a $1.4 million increase in accounting, audit and legal fees and a $1.0 million increase in stock option and restricted stock expenses. As a percentage of sales, SG&A expenses increased to 18.6% in the quarter ended December 31, 2015 from 14.0% in the comparative prior year quarter.

Acquisition-related costs incurred in the quarter ended December 31, 2015 were $0.1 million, compared to $3.3 million, in the prior year quarter due principally to the Xopenex and Lloyd acquisitions which occurred in December 2014 and other acquisitions which were not consummated in the year. As a percentage of revenue, acquisition expenses decreased to 0.0% in the quarter ended December 31, 2015 from 1.6% in the comparative prior year quarter.

R&D expense was $10.4 million in the quarter ended December 31, 2015 compared to $8.5 million in the prior year quarter.  This increase was primarily related to the acquisition of Hi-Tech and VersaPharm and increases in existing R&D due to the timing of expansion of development activities to support the growing Company. As a percentage of sales, R&D expenses decreased to 3.7% in the quarter ended December 31, 2015 from 4.2% in the comparative prior year quarter.

Amortization of intangible assets was $17.1 million in the quarter ended December 31, 2015 compared to $16.5 million in the prior year quarter.  This $0.6 million increase was primarily due to the normalization of amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses decreased to 6.1% in the quarter ended December 31, 2015 from 8.1% in the comparative prior year quarter.

During the quarter ended December 31, 2015, we recorded $30.4 million of intangible asset impairment of one asset acquired in the Hi-Tech acquisition due to changes in customer and market demand and an expectation of significantly diminished profitability from the associated asset in the future.

In the quarter ended December 31, 2015, we recognized non-operating expense totaling $15.0 million compared to $15.4 million in the prior year quarter.  This decrease of $0.4 million was principally related to a $1.2 million decrease in interest expense partially offset by a $0.8 million increase in other non-operating expenses.

For the quarter ended December 31, 2015, we recorded an income tax provision of $16.7 million based on an effective tax provision rate of approximately 33.7%.  In the prior year quarter ended December 31, 2014, our income tax provision was $15.3 million based on an effective tax provision rate of approximately 45.9%.  The increase in the prior year provision rate in comparison to the current year rate was principally due to nondeductible acquisition fees incurred during the 2014 period.

We reported net income of $32.8 million for the quarter ended December 31, 2015, or 11.7% of revenues, compared to net income of $18.0 million for the quarter ended December 31, 2014, representing 8.9% of revenues.

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three-month periods ended March 31, 2014 and 2013, which has not been restated (dollar amounts in thousands):

	Three months ended March 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$81,848	90.3%	$65,146	88.2%
Consumer Health	8,774	9.7%	8,708	11.8%
Total revenues	90,622	100.0%	73,854	100.0%
Gross profit:
Prescription Pharmaceuticals	45,284	55.3%	34,023	52.2%
Consumer Health	4,372	49.8%	5,122	58.8%
Total gross profit	49,656	54.8%	39,145	53.0%
Operating expenses:
SG&A expenses	16,586	18.3%	12,335	16.7%
Acquisition-related costs	454	0.5%	519	0.7%
R&D expenses	4,419	4.9%	5,969	8.1%
Amortization of intangible assets	4,757	5.2%	1,733	2.3%
Operating income	$23,440	25.9%	$18,589	25.2%
Other (expense), net	(5,845)	(6.4)%	(2,332)	(3.2)%
Income before income taxes	17,595	19.5%	16,257	22.0%
Income tax provision	8,101	9.0%	5,415	7.3%
Income from continuing operations	$9,494	10.5%	$10,842	14.7%
(Loss) from discontinued operations, net of tax	—	—%	—	—%
Net income (loss)	$9,494	10.5%	$10,842	14.7%

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

During the quarter ended March 31, 2014, consolidated revenue was $90.6 million, an increase of $16.8 million, or 22.7%, over our revenue of $73.9 million for the quarter ended March 31, 2013.  Of this increase, $12.3 million was related to new products acquired through business combinations late in 2013 and early in 2014, $1.1 million was from newly-introduced products, and $3.4 million was organic growth in sales of existing products.  Our organic growth consisted of sales volume increases of $8.8 million, partially offset by price reductions of $5.4 million.

The Prescription Pharmaceuticals segment revenues of $81.8 million represented an increase of $16.7 million, or 25.6%, over the prior year quarter, with acquisitions completed in the prior year accounting for $12.3 million of the increase, sales of new and re-launched products which accounted for $1.1 million of the increase and increased sales of existing products which accounted for $3.4 million. The Consumer Health segment revenues of $8.8 million remained flat as compared to revenues generated in the three months ended March 31, 2013 of $8.7 million.

Consolidated gross profit for the quarter ended March 31, 2014 was $49.7 million, or 54.8% of revenue, compared to $39.1 million, or 53.0% of revenue, in the quarter ended March 31, 2013.  Both the dollar increase in gross profit and the increase in the gross profit margin were primarily due to the acquisition of four branded Prescription Pharmaceutical products late in 2013 and early in 2014.

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

R&D expense was $4.4 million in the quarter ended March 31, 2014 compared to $6.0 million in the prior year quarter.  This decrease was primarily related to a reduction in milestone fees becoming payable to external development partners.

Amortization of intangible assets was $4.8 million in the quarter ended March 31, 2014 compared to $1.7 million in the prior year quarter.  This increase of $3.1 million was primarily related to the fourth quarter of 2013 acquisition of three branded ophthalmic products from Merck.

In the quarter ended March 31, 2014, we recognized non-operating expenses totaling $5.8 million compared to $2.3 million in the prior year quarter.  The increase in the current year period was primarily due to the $2.1 million of ticking fees amortization recorded during the quarter ended March 31, 2014 in relation to the JPMorgan Term Loan commitment for a $600.0 million term loan to finance the Hi-Tech Acquisition.

For the quarter ended March 31 2014, we recorded an income tax provision of $8.1 million reflecting an effective income tax rate of approximately 46.0%.  In the quarter ended March 31, 2013, our income tax provision was $5.4 million reflecting an effective tax provision rate of 33.3%.  The increase in our effective rate in the current year quarter was related to the fact that the prior year’s tax rate benefited from a discrete favorable adjustment related to R&D tax credits and the impact of certain non-deductible expenses incurred due to the Hi-Tech acquisition.

We reported consolidated net income of $9.5 million for the quarter ended March 31, 2014, equal to 10.5% of revenues, compared to $10.8 million for the quarter ended March 31, 2013, equaling 14.7% of revenues.

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and six month periods ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014 (as Restated)		2013		2014 (as Restated)		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$119,481	89.3%	$67,362	87.5%	$201,327	89.7%	$132,508	87.8%
Consumer Health	14,391	10.7%	9,650	12.5%	23,167	10.3%	18,358	12.2%
Total revenues	133,872	100.0%	77,012	100.0%	224,494	100.0%	150,866	100.0%
Gross profit:
Prescription Pharmaceuticals	52,335	43.8%	36,743	54.5%	97,619	48.5%	70,766	53.4%
Consumer Health	8,536	59.3%	5,349	55.4%	12,908	55.7%	10,471	57.0%
Total gross profit	60,871	45.5%	42,092	54.7%	110,527	49.2%	81,237	53.8%
Operating expenses:
SG&A expenses	21,168	15.8%	13,113	17.0%	37,754	16.8%	25,448	16.9%
Acquisition-related costs	20,940	15.6%	—	—%	21,394	9.5%	519	0.3%
R&D expenses	9,588	7.2%	5,051	6.6%	14,007	6.2%	11,020	7.3%
Amortization of intangible assets	8,439	6.3%	1,677	2.2%	13,196	5.9%	3,410	2.3%
Operating income	$736	0.5%	$22,251	28.9%	$24,176	10.8%	$40,840	27.1%
Other (expense), net	(1,987)	(1.5)%	(2,269)	(2.9)%	(7,832)	(3.5)%	(4,601)	(3.0)%
Income (loss) before income taxes	(1,251)	(0.9)%	19,982	25.9%	16,344	7.3%	36,239	24.0%
Income tax provision (benefit)	(499)	(0.3)%	7,345	9.5%	7,602	3.4%	12,760	8.5%
Income (loss) from continuing operations	(752)	(0.6)%	12,637	16.4%	8,742	3.9%	23,479	15.6%
(Loss) from discontinued operations, net of tax	(504)	(0.4)%	—	—%	(504)	(0.2)%	—	—%
Net income (loss)	$(1,256)	(1.0)%	$12,637	16.4%	$8,238	3.7%	$23,479	15.6%

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Our revenue was $133.9 million during the quarter ended June 30, 2014, representing an increase of $56.9 million, or 73.8%, over our revenue of $77.0 million for the prior year quarter ended June 30, 2013. The increase in revenue was primarily due to the Hi-Tech acquisition completed April 17, 2014, which produced $40.3 million of revenue for the quarter.  Of the remaining $16.6 million of increase, $12.9 million was attributable to products acquired in the last twelve months, $2.8 million was related to organic growth in existing products, $1.5 million due to increases in Consumer Health private label products, $0.5 million was related to newly-approved products, partially offset by a $1.1 million decline attributable to the divestiture of one Akorn product upon completion of the Hi-Tech acquisition.

The Prescription Pharmaceuticals segment revenues of $119.5 million represented an increase of $52.1 million, or 77.4%, over the prior year quarter, with Hi-Tech sales accounting for $36.9 million of the increase, other products acquired in the last twelve months accounted for $12.9 million and a combination of newly marketed products and organic growth accounted for the remaining $2.3 million. The Consumer Health segment revenues of $14.4 million represented an increase of $4.7 million, or 49.1%, over the prior year quarter, with the acquisition of Hi-Tech’s HCP Division accounting for $3.4 million of the increase, and organic growth, principally increased volume sales of private label products, accounting for the remaining $1.3 million.

Consolidated gross profit for the quarter ended June 30, 2014 was $60.9 million, or 45.5% of revenue, compared to $42.1 million, or 54.7% of revenue, in the corresponding prior year quarter.  The $18.8 million increase in gross profit dollars was principally due to the effect of the Hi-Tech business acquisition, with a secondary cause being our organic growth.  The decline in gross profit margin from 54.7% in the prior year period to 45.5% in the quarter ended June 30, 2014 was principally due to the impact of the amortization of the required step-up in value of the acquired Hi-Tech inventory.  The remainder of the decline was due to Hi-Tech generating a slightly lower overall margin percentage on sales than existing Akorn products, and lower margin from Akorn India.

SG&A expenses were $21.2 million, in the quarter ended June 30, 2014, compared to $13.1 million, in the prior year quarter.  The main drivers of the $8.1 million increase were a $3.6 million increase in wages and related costs, a $1.8 million increase in other SG&A expenses, an increase in FDA filing fee amortization of $1.2 million, a $0.9 million increase in accounting, auditing and legal fees, and a $0.8 million increase in marketing and advertising expenses partially offset by a $1.2 million reduction in stock option and restricted stock expense. As a percentage of sales, SG&A expenses decreased to 15.8% in the quarter ended June 30, 2014 compared to 17.0% in the comparative prior year quarter.

Acquisition-related costs incurred in the quarter ended June 30, 2014 were $20.9 million, compared to $0, in the prior year quarter due principally to the Hi-Tech acquisition which occurred in April 2014 with smaller amounts related to other acquisitions, including VersaPharm and Zioptan. The acquisition-related costs principally consisted of advisor and legal fees, change in control and other payments to terminated employees.

R&D expenses were $9.6 million in the quarter ended June 30, 2015 compared to $5.1 million in the prior year quarter.  This increase was primarily related to the acquisition of Hi-Tech, which accounted for $2.4 million of the $4.5 million increase, along with greater volume of R&D activity and expansion of our existing R&D staff size and capabilities to support the growing revenue base. As a percentage of sales, R&D expenses increased to 7.2% in the quarter ended June 30, 2014 compared to 6.6% in the comparative prior year quarter.

Amortization of intangible assets was $8.4 million in the quarter ended June 30, 2014 compared to $1.7 million in the prior year quarter.  This $6.8 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech acquisition and the other product acquisitions we completed during the past twelve months. As a percentage of sales, amortization expenses increased to 6.3% in the quarter ended June 30, 2014 compared to 2.2% in the comparative prior year quarter.

In the quarter ended June 30, 2014, we recognized non-operating expense totaling $2.0 million compared to $2.3 million in the prior year quarter.  This decrease of $0.3 million was principally related to a $5.9 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech acquisition and a $2.3 million increase in deferred amortization fees, more than offset by an increase of $8.5 million in gain from product divestitures as a result of the ECR and Watson divestitures which occurred in the three month period ended June 30, 2014.

For the quarter ended June 30, 2014, we recorded an income tax benefit of $0.5 million.  In the prior year quarter ended June 30, 2013, our income tax provision was $7.3 million based on an effective tax provision rate of approximately 36.8%.  The prior year’s quarter provision rate was lower principally due to a larger R&D tax credit and the current year impact of certain non-deductible expenses resulting from the Hi-Tech acquisition.

During the quarter ended June 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of the operating results of ECR from April 17 through June 19, 2014 partially offset by the small gain recognized on its disposal.

We reported a net loss of $1.3 million for the quarter ended June 30, 2014, or (1.0%) of revenues, compared to net income of $12.6 million for the quarter ended June 30, 2013, representing 16.4% of revenues.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Our revenue was $224.5 million for the six month period ended June 30, 2014, representing an increase of $73.6 million, or 48.8%, over our revenue of $150.9 million for the prior year period ended June 30, 2013. The increase in revenue was primarily due to the Hi-Tech acquisition completed April 17, 2014, which produced $40.3 million of revenue for the six month period ended June 30, 2014.  Of the remaining $33.3 million of increase, $25.2 million was attributable to products acquired in the last twelve months, $5.4 million was related to organic growth in existing products, $2.2 million due to increases in Consumer Health private label products, $1.4 million was related to newly-approved products, partially offset by a $0.9 million decline attributable to the divestiture of one Akorn product upon completion of the Hi-Tech acquisition.

The Prescription Pharmaceuticals segment revenues of $201.3 million represented an increase of $68.8 million, or 51.9%, over the prior year period, with acquisitions completed in the prior year accounting for $62.1 million of the increase, partially offset by divested or discontinued products of $0.9 million. The Consumer Health segment revenues of $23.2 million represented an increase of $4.8 million, or 26.2%, over the prior year period, with acquisitions completed in the prior year accounting for $3.4 million, $2.2 million growth related to increased sales of private label products, partially offset by a $0.8 million decline in sales of existing products.

Consolidated gross profit for the six month period ended June 30, 2014 was $110.5 million, or 49.2% of revenue, compared to $81.2 million, or 53.8% of revenue, in the corresponding prior year period.  The $29.3 million increase in gross profit dollars was principally due to the effect of business and product acquisitions, with a secondary cause being our organic growth.  The decline in gross profit margin from 53.8% in the prior year period to 49.2% in the six month period ended June 30, 2014 was principally due to the impact of amortizing the step-up in value of the acquired Hi-Tech inventory during the quarter ended June 30, 2014, with the remainder of the decline due to Hi-Tech products producing a lower overall margin percentage on sales than existing Akorn products, and lower margin from Akorn India.

SG&A expenses were $37.8 million, in the six month period ended June 30, 2014, compared to $25.4 million, in the prior year period.  The main drivers of the $12.3 million increase were a $4.5 million increase in wages and related costs, a $3.2 million increase in other SG&A expenses, an increase in FDA filing fee amortization of $1.5 million, a $1.4 million increase in accounting, auditing and legal fees and a $1.2 million increase in marketing and advertising expenses, partially offset by a $1.6 million reduction in stock option and restricted stock expense. As a percentage of sales, SG&A decreased slightly to 16.8% in the six month period ended June 30, 2014 from 16.9% in the six month period ended June 30, 2013.

Acquisition-related costs incurred in the six month period ended June 30, 2014 were $21.4 million, compared to $0.5 million, in the prior year period. Current period costs were primarily related to the Hi-Tech Acquisition, with smaller amounts related to other acquisitions, including VersaPharm, Zioptan and Betimol.  The acquisition-related costs principally consisted of advisor and legal fees, change in control and other payments to terminated employees.

R&D expense was $14.0 million in the six month period ended June 30, 2014 compared to $11.0 million in the prior year period, an increase of $3.0 million or 27.1%.  This increase was primarily related to the incremental Hi-Tech R&D expenses, which were $2.4 million in the current year period. As a percentage of sales, R&D expenses decreased to 6.2% in the six month period ended June 30, 2014 compared to 7.3% in the comparative prior year period.

Amortization of intangible assets was $13.2 million in the six month period ended June 30, 2014 compared to $3.4 million in the prior year period.  This $9.8 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech acquisition and the other product acquisitions completed during the year. As a percentage of sales, amortization expenses increased to 5.9% in the six month period ended June 30, 2014 compared to 2.3% in the comparative prior year period.

In the six month period ended June 30, 2014, we recognized non-operating expense totaling $7.8 million compared to $4.6 million in the prior year period.  This increase of $3.2 million, or 69.6% was principally related to a $6.1 million increase in deferred amortization expenses as commitment fees related to the Hi-Tech acquisition were written off in the six months ended June 30, 2014, a $5.8 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech acquisition partially offset by a $8.5 million increase in gain from product divestitures as a result of the ECR and Watson divestitures which occurred in the six months ended June 30, 2014.

For the six month period ended June 30, 2014, we recorded an income tax provision of $7.6 million based on an effective tax provision rate of approximately 46.5%.  In the prior year period ended June 30, 2013, our income tax provision was $12.8 million based on an effective tax provision rate of approximately 35.2%.  The provision rate for the six months ended June 30, 2014 was higher primarily due to the impact of an adjustment recorded in the first quarter of 2013 related to passage of legislation renewing the availability of R&D tax credits for 2012 and the current year impact of certain non-deductible expenses resulting from the Hi-Tech acquisition.

During the six months ended June 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of ECR’s operating results from April 17 through June 19, 2014, partially offset by the small gain recognized on the disposal.

We reported net income of $8.2 million for the six month period ended June 30, 2014, or 3.7% of revenues, compared to net income of $23.5 million for the six month period ended June 30, 2013, representing 15.6% of revenues.

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three and nine month periods ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014 (as Restated)		2013		2014 (as Restated)		2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$114,953	90.0%	$72,677	88.7%	$316,280	89.8%	$205,185	88.2%
Consumer Health	12,745	10.0%	9,215	11.3%	35,912	10.2%	27,573	11.8%
Total revenues	127,698	100.0%	81,892	100.0%	352,192	100.0%	232,758	100.0%
Gross profit:
Prescription Pharmaceuticals	39,246	34.1%	38,372	52.8%	136,865	43.3%	109,138	53.2%
Consumer Health	6,254	49.1%	5,325	57.8%	19,162	53.4%	15,796	57.3%
Total gross profit	45,500	35.6%	43,697	53.4%	156,027	44.3%	124,934	53.7%
Operating expenses:
SG&A expenses	26,799	21.0%	13,645	16.7%	64,553	18.3%	39,093	16.8%
Acquisition-related costs	8,159	6.4%	1,459	1.8%	29,553	8.4%	1,978	0.9%
R&D expenses	8,758	6.9%	4,837	5.9%	22,765	6.5%	15,857	6.8%
Amortization of intangible assets	13,814	10.8%	1,568	1.9%	27,010	7.7%	4,978	2.1%
Operating (loss) income	$(12,030)	(9.4)%	$22,188	27.1%	$12,146	3.4%	$63,028	27.1%
Other (expense), net	(12,217)	(9.6)%	(2,206)	(2.7)%	(20,049)	(5.7)%	(6,807)	(2.9)%
Income (loss) before income taxes	(24,247)	(19.0)%	19,982	24.4%	(7,903)	(2.3)%	56,221	24.2%
Income tax provision (benefit)	(11,914)	(9.3)%	7,777	9.5%	(4,312)	(1.2)%	20,537	8.8%
Income (loss) from continuing operations	(12,333)	(9.7)%	12,205	14.9%	(3,591)	(1.1)%	35,684	15.3%
(Loss) from discontinued operations, net of tax	—	—%	—	—%	(504)	(0.1)%	—	—%
Net income (loss)	$(12,333)	(9.7)%	$12,205	14.9%	$(4,095)	(1.2)%	$35,684	15.3%

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Our revenue was $127.7 million during the quarter ended September 30, 2014, representing an increase of $45.8 million, or 55.9%, over our revenue of $81.9 million for the prior year quarter ended September 30, 2013. The increase in revenue in the quarter was primarily due to the acquisitions completed during the year including a full quarter of Hi-Tech and other product acquisitions operations and a partial quarter of VersaPharm operations, which generated $39.8 million of revenue for the quarter.  Of the remaining $6.0 million of increase, $6.8 million was related to organic growth in existing products, $0.7 million due to increases in Consumer Health private label products, and $0.6 million related to sales of newly-approved products, partially offset by a $2.1 million decline attributable to products divested or discontinued in the prior year. Further, comparative sales were impacted by $39.9 million due to additional chargeback exposure, contractually obligated price protection and other charges resulting from price increases which were incurred in the three month period ended September 30, 2014.

The Prescription Pharmaceuticals segment revenues of $115.0 million represented an increase of $42.3 million, or 58.2%, over the prior year quarter, with acquisitions completed in the prior year accounting for $37.0 million of the increase, partially offset by divested or discontinued products of $2.1 million. The Consumer Health segment revenues of $12.7 million represented an increase of $3.5 million, or 38.3%, over the prior year quarter, with acquisitions completed in the prior year accounting for $2.9 million of the increase, and organic growth, principally increased sales of private label products, accounting for the remaining $0.6 million.

Consolidated gross profit for the quarter ended September 30, 2014 was $45.5 million, or 35.6% of revenue, compared to $43.7 million, or 53.4% of revenue, in the corresponding prior year quarter.  The small $1.8 million increase in gross profit dollars and the decline in gross profit margin from 53.4% in the prior year period to 35.6% in the quarter ended September 30, 2014 was principally due to the $39.9 million impact of price increase penalties noted above which decreased comparative margin partially offset by the effect of business and product acquisitions and our organic growth. Further the decline in gross margin was the result of the effect of amortization of the required step-up in value of the acquired Hi-Tech and VersaPharm inventory.

SG&A expenses were $26.8 million, or 21.0% of revenue, in the quarter ended September 30, 2014, compared to $13.6 million, or 16.7% of revenues, in the prior year quarter.  The main drivers of the $13.2 million increase were a $7.6 million increase in wages and related costs, a $3.4 million increase in other SG&A expenses, a $1.8 million increase in marketing and advertising expenses and a $0.8 million increase in depreciation expenses, partially offset by a $0.7 million reduction in accounting, auditing and legal fees. As a percentage of sales, SG&A expenses increased to 21.0% in the quarter ended September 30, 2014 compared to 16.7% in the comparative prior year quarter principally as a result of the revenue effect of the price increase penalties.

Acquisition-related costs incurred in the quarter ended September 30, 2014 were $8.2 million, compared to $1.5 million, in the prior year quarter due principally to the VersaPharm acquisition which occurred in August 2014 with smaller amounts related to other acquisitions, including Hi-Tech and Xopenex. The acquisition-related costs principally consisted of advisor and legal fees.

R&D expense was $8.8 million in the quarter ended September 30, 2014 compared to $4.8 million in the prior year quarter.  This $3.9 million, or 81.1% increase was primarily related to a full quarter of activity from the Hi-Tech acquisition and a partial quarter from the VersaPharm acquisition, which in aggregate accounted for $3.7 million of the increase. As a percentage of sales, R&D expenses increased to 6.9% in the quarter ended September 30, 2014 compared to 5.9% in the comparative prior year quarter.

Amortization of intangible assets was $13.8 million in the quarter ended September 30, 2014 compared to $1.6 million in the prior year quarter.  This $12.2 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses increased to 10.8% in the quarter ended September 30, 2014 compared to 1.9% in the comparative prior year quarter principally as a result of the revenue effect of the price increase action penalties.

In the quarter ended September 30, 2014, we recognized non-operating expense totaling $12.2 million compared to $2.2 million in the prior year quarter.  This increase of $10.0 million was principally related to a $9.6 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech and VersaPharm acquisitions and a $2.1 million increase in amortization of deferred financing fees related to that indebtedness, partially offset by an increase in other non-operating income of $0.9 million and a $0.8 million gain from product divestiture in the three month period ended September 30, 2014 as a result of products divested to consummate the VersaPharm acquisition.

For the quarter ended September 30, 2014, we recorded an income tax benefit of $11.9 million.  In the prior year quarter ended June 30, 2013, our income tax provision was $7.8 million based on an effective tax provision rate of approximately 38.9%.

We reported net loss of $12.3 million for the quarter ended September 30, 2014, or (9.7%) of revenues, compared to net income of $12.2 million for the quarter ended June 30, 2013, representing 14.9% of revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Our revenue was $352.2 million for the nine month period ended September 30, 2014, representing an increase of $119.4 million, or 51.3%, over our revenue of $232.8 million for the prior year period ended September 30, 2013. The increase in revenue in the period was primarily due to the Hi-Tech and VersaPharm acquisitions completed April 17, 2014 and August 12, 2014, respectively and other product acquisitions, which generated $105.3 million of revenue for the period.  Of the remaining $14.1 million of increase, $12.8 million was related to organic growth in existing products, $2.9 million due to increases in Consumer Health private label products, $2.0 million related to sales of newly-approved products, partially offset by a $3.5 million decline attributable to products divested due to the acquisitions or discontinued in the year. Further, comparative sales were impacted by $39.9 million due to additional chargeback exposure, contractually obligated price protection and other charges resulting from price increases which were incurred in the nine month period ended September 30, 2014.

The Prescription Pharmaceuticals segment revenues of $316.3 million represented an increase of $111.1 million, or 54.1%, over the prior year period, with acquisitions completed in the prior year accounting for $99.1 million of the increase, partially offset by divested or discontinued products of $3.5 million. The Consumer Health segment revenues of $35.9 million represented an increase of $8.3 million, or 30.2%, over the prior year period, with acquisitions completed in the prior year accounting for $6.2 million of the increase, and organic growth, principally increased sales of private label products, accounting for the remaining $2.1 million.

Consolidated gross profit for the nine month period ended September 30, 2014 was $156.0 million, or 44.3% of revenue, compared to $124.9 million, or 53.7% of revenue, in the corresponding prior year period.  The $31.1 million increase in gross profit dollars was principally due to the effect of business and product acquisitions, with a secondary cause being our organic growth.  The decline in gross profit margin from 53.7% in the prior year period to 44.3% in the nine month period ended September 30, 2014 was principally due to the $39.9 million impact of price increase penalties noted above which decreased comparative margin partially offset by the effect of business and product acquisitions and our organic growth. Further the decline in gross margin was the result of the effect of the amortization of the required step-up in value of the acquired Hi-Tech and VersaPharm inventory.

SG&A expenses were $64.6 million, in the nine month period ended September 30, 2014, compared to $39.1 million, in the prior year period.  The main drivers of the $25.5 million increase were a $12.2 million increase in wages and related costs, a $6.6 million increase in other SG&A expenses, a $3.0 million increase in marketing and advertising expenses, a $1.6 million increase in depreciation expenses and a $1.5 million increase in FDA fee amortization expense, partially offset by a $1.8 million reduction in stock option and restricted stock expense. As a percentage of sales, SG&A expenses increased to 18.3% in the quarter ended September 30, 2014 compared to 16.8% in the comparative prior year.

Acquisition-related costs incurred in the nine month period ended September 30, 2014 were $29.6 million, compared to $2.0 million, in the prior year period. Current period costs were due primarily to the Hi-Tech acquisition in April 2014 and the VersaPharm acquisition in August 2014, with smaller amounts related to other acquisitions, including Zioptan and Betimol.  The acquisition-related costs principally consisted of advisor and legal fees, change in control and other payments to terminated employees.

R&D expense was $22.8 million in the nine month period ended September 30, 2014 compared to $15.9 million in the prior year period.  This $6.9 million, or 43.6% increase was primarily related to a partial period activity from both the Hi-Tech and VersaPharm acquisition, which in aggregate accounted for $6.1 million of the increase. As a percentage of sales, R&D expenses decreased from 6.8% in the nine month period ended September 30, 2013 to 6.5% in the comparative period in 2014.

Amortization of intangible assets was $27.0 million in the nine month period ended September 30, 2014 compared to $5.0 million in the prior year period.  This $22.0 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses increased from 2.1% in the nine month period ended September 30, 2013 to 7.7% in the comparative period in 2014 principally as a result of the revenue effect of the price increase penalties.

In the nine month period ended September 30, 2014, we recognized non-operating expense totaling $20.0 million compared to $6.8 million in the prior year period.  This increase of $13.2 million was principally related to a $15.5 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech and VersaPharm acquisitions, a $8.8 million increase in deferred amortization expenses as commitment fees related to the Hi-Tech acquisition were written off in the nine months ended September 30, 2014, partially offset by gains from product divestitures which occurred in the nine months ended September 30, 2014 and a $10.5 million increase in other non-operating expense and foreign exchange rate gains.

For the nine month period ended September 30, 2014, we recorded an income tax benefit of $4.3 million.  In the prior year period ended September 30, 2013, our income tax provision was $20.5 million based on an effective tax provision rate of approximately 36.5%.

During the nine months ended September 30, 2014, we recorded $0.5 million in net loss from discontinued operations.  On June 19, 2014, we disposed of ECR, which was a subsidiary of Hi-Tech.  The reported loss from discontinued operations reflects the sum of ECR’s operating results from April 17 through June 19, 2014, partially offset by a small gain recognized on the disposal.

We reported a net loss of $4.1 million for the nine month period ended September 30, 2014, or (1.2%) of revenues, compared to a net income of $35.7 million, for the nine month period ended September 30, 2013, representing 15.3% of revenues.

The following table sets forth the amounts and percentages of total revenue for certain items from our Condensed Consolidated Statements of Comprehensive Income and our segment reporting information for the three month periods ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Three months ended December 31,
	2014 (as Restated)		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Prescription Pharmaceuticals	$188,408	92.9%	$74,726	88.0%
Consumer Health	14,448	7.1%	10,227	12.0%
Total revenues	202,856	100.0%	84,953	100.0%
Gross profit:
Prescription Pharmaceuticals	96,968	51.5%	42,044	56.3%
Consumer Health	8,365	57.9%	4,926	48.2%
Total gross profit	105,333	51.9%	46,970	55.3%
Operating expenses:
SG&A expenses	28,402	14.0%	14,415	17.0%
Acquisition-related costs	3,287	1.6%	934	1.1%
R&D expenses	8,491	4.2%	4,001	4.7%
Amortization of intangible assets	16,483	8.1%	2,444	2.9%
Operating income	$48,670	24.0%	$25,176	29.6%
Other income (expense), net	(15,425)	(7.6)%	1,498	1.8%
Income before income taxes	33,245	16.4%	26,674	31.4%
Income tax provision	15,266	7.5%	9,996	11.8%
Net income (loss)	$17,979	8.9%	$16,678	19.6%

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

Our revenue was $202.9 million during the quarter ended December 31, 2014, representing an increase of $117.9 million, or 138.8%, over our revenue of $85.0 million for the prior year quarter ended December 31, 2013. The increase in revenue in the quarter was primarily due to the acquisitions completed during the year including Hi-Tech, VersaPharm and other product acquisitions, which generated $123.9 million of revenue growth in the quarter.  Remaining changes resulted in a decrease of $6.0 million, led by a $9.0 million decrease in organic revenues and a $2.4 million decline attributable to products divested or discontinued in the prior year partially offset by increases of $0.4 million in Consumer Health private label products and revenue increases of $5.0 million related to sales of newly-approved products. Further, comparative sales were impacted by $12.3 million due to additional chargeback exposure, contractually obligated price protection and other charges resulting from price increases which were incurred in the three month period ended December 31, 2014.

The Prescription Pharmaceuticals segment revenues of $188.4 million represented an increase of $113.7 million, or 152.1%, over the prior year quarter, with acquisitions completed in the prior year accounting for $119.0 million of the increase and an increase of $5.0 million due to new or re-launched products, partially offset by organic revenue declines of $10.4 million. The Consumer Health segment revenues of $14.4 million represented an increase of $4.2 million, or 41.3%, over the prior year quarter, with acquisitions completed in the prior year accounting for $4.9 million of the increase, partially offset by declines in organic revenues.

Consolidated gross profit for the quarter ended December 31, 2014 was $105.3 million, or 51.9% of revenue, compared to $47.0 million, or 55.3% of revenue, in the corresponding prior year quarter.  The $58.4 million increase in gross profit dollars was principally due to the effect of business and product acquisitions, with a secondary cause being our organic growth.  The decline in gross profit margin from 55.3% in the prior year period to 51.9% in the quarter ended December, 2014 was principally due to the impact of price increase penalties noted above which decreased comparative margin. Further the decline in gross margin was the result of the effect of the amortization of the required step-up in value of the acquired Hi-Tech and VersaPharm inventory.

SG&A expenses were $28.4 million, in the quarter ended December 31, 2014, compared to $14.4 million, in the prior year quarter.  The main drivers of the $14.0 million increase were a $6.3 million increase in wages and related costs, a $3.8 million increase in other SG&A expenses, a $1.3 million increase in marketing and advertising expenses, a $0.8 million increase in FDA fee amortization expense, a $0.8 million increase in stock option and restricted stock expense and a $0.5 million increase in depreciation expenses. As a percentage of sales, SG&A expenses decreased to 14.0% in the quarter ended December 31, 2014 compared to 17.0% in the comparative prior year quarter.

Acquisition-related costs incurred in the quarter ended December 31, 2014 were $3.3 million, compared to $0.9 million, in the prior year quarter principally due to expenses associated with the Akorn AG acquisition and other acquisitions which were ultimately not consummated. The acquisition-related costs principally consisted of advisor and legal fees.

R&D expense was $8.5 million in the quarter ended December 31, 2014 compared to $4.0 million in the prior year quarter.  This $4.5 million, or 112.2% increase was primarily related to the activity resulting from the acquisition of Hi-Tech and VersaPharm, which in aggregate accounted for $3.7 million of the increase. As a percentage of sales, R&D expenses decreased to 4.2% in the quarter ended December 31, 2014 compared to 4.7% in the comparative prior year quarter.

Amortization of intangible assets was $16.5 million in the quarter ended December 31, 2014 compared to $2.4 million in the prior year quarter.  This $14.0 million increase was primarily due to the amortization of intangible assets acquired through the Hi-Tech and VersaPharm acquisition and the other product acquisitions we completed during the prior year. As a percentage of sales, amortization expenses increased to 8.1% in the quarter ended December 31, 2014 compared to 2.9% in the comparative prior year quarter principally due to the timing of acquisitions.

In the quarter ended December 31, 2014, we recognized non-operating expense totaling $15.4 million compared to $1.5 million of non-operating income in the prior year quarter.  This increase in non-operating expenses of $16.9 million was principally related to a $11.5 million increase in interest expense related to the indebtedness obtained to finance the Hi-Tech and VersaPharm acquisitions, a $3.7 million decrease in non-operating income resulting from the prior year quarter recognition of bargain purchase gain resulting from the Merck acquisition, a $0.9 million increase in amortization of deferred financing fees related to the indebtedness and a $0.7 million increase in other non-operating expenses and foreign exchange losses.

For the quarter ended December 31, 2014, we recorded an income tax provision of $15.3 million based on an effective tax provision rate of approximately 45.9%.  In the prior year quarter ended December 31, 2013, our income tax provision was $10.0 million based on an effective tax provision rate of approximately 37.5%.  The increase in comparison to the prior year provision rate was principally due to the impact of certain non-deductible expenses resulting from the Hi-Tech acquisition.

We reported net income of $18.0 million for the quarter ended December 31, 2014, or 8.9% of revenues, compared to net income of $16.7 million for the quarter ended December 31, 2013, representing 19.6% of revenues.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows as of December 31, 2015 in comparison to December 31, 2014

As of December 31, 2015, we had cash and cash equivalents of $346.3 million, which is $275.6 million higher than our cash and cash equivalents balance of $70.7 million as of December 31, 2014.  This increase in cash and cash equivalents was primarily related to positive operating cash flows for the year of $297.6 million and financing cash inflows of $31.9 million partially offset by $53.7 million of investing cash outflows and the effect of exchange rates on cash and cash equivalents of $0.2 million.  Our net working capital was $519.6 million at December 31, 2015, compared to $325.3 million at December 31, 2014, an increase of $194.3 million.

During 2015, we generated $297.6 million in cash flow from operations.  This positive operating cash flow was primarily the result of our net income of $150.8 million, depreciation and amortization add-backs of $86.9 million, an increase in accrued expenses and other liabilities of 93.2 million, a decrease in accounts receivable balances of $40.3 million, a $33.0 million cash add-back due to non-cash impairment expense, a decrease in prepaid expenses and other assets of $17.6 million and other aggregating operating cash inflows of 26.3 million, partially offset by a $50.7 million increase in ending inventories, $48.0 million related to excess tax benefits from stock compensation, $46.1 million cash outflow relating to deferred tax assets and other aggregating operating cash outflows of $5.7 million.  In 2014, we generated 40.4 million in cash flow from operations.  This positive operating cash flow was primarily the result of depreciation and amortization add-backs of $57.8 million, our net income of $13.9 million, a $30.4 million increase in prepaid expenses and other assets, a 14.0 million increase in accounts payable, an add-back of amortization of inventory step-up acquired throughout the year of $20.8 million, an add-back of deferred financing costs of $10.0 million, and other aggregating operating cash inflows of 42.1 million, partially offset by a 72.8 million increase in accounts receivable primarily due to an increase in revenues in the fourth quarter of 2014, $29.5 million related to excess tax benefits from stock compensation, a $19.4 million increase in ending inventories, and other aggregating operating cash outflows of $26.9 million.

In 2015, we used $53.7 million of cash in investing activities.  Of this total, $24.4 million was used for the initial consideration for the acquisition of Akorn AG in Hettlingen, Switzerland, $3.8 million was used for the payment for other intangible assets and $28.0 million was used to acquire property, plant and equipment.  These uses of cash were partially offset by $2.5 million received in proceeds related to the disposal and disposition of assets sold during the year. In the prior year, we used $963.3 million of cash in investing activities.  Of this total, $987.4 million was used for the acquisition of Hi-Tech and VersaPharm and other product acquisitions. Additionally, $29.9 million was used to acquire property, plant and equipment and $8.9 million was used to acquire other intangible assets.  These uses of cash were partially offset by $62.9 million received in proceeds related to the disposition of assets sold during the year.

Financing activities generated $31.9 million in cash during 2015, which represents $59.9 million generated from stock option and warrant exercises, participation in the ESPP and excess tax benefits from stock compensation partially offset by $10.5 million in debt repayment related to the Incremental and Existing Term Loans, $8.5 million in deferred financing costs paid during the year as a result of the consents entered into due to the restatement of the 2014 financials and $9.0 million related to the payment of contingent liabilities.  During 2014, we generated $963.1 million in cash, which included $1,045.0 million generated from proceeds under borrowing arrangements related to the Hi-Tech and VersaPharm acquisitions and $46.5 million generated from stock option and warrant exercises, participation in the ESPP and excess tax benefits from stock compensation, partially offset by $85.1 million in debt repayment related to existing VersaPharm debt acquired, $28.4 million in deferred financing costs paid during the year and $15.0 million related to the payment of contingent liabilities.

Cash Flows as of December 31, 2014 in comparison to December 31, 2013

As of December 31, 2014, we had cash and cash equivalents of $70.7 million, which was $36.5 million higher than our cash and cash equivalents balance of $34.2 million as of December 31, 2013.  This increase in cash and cash equivalents was primarily related to positive operating cash flows for the year of $40.4 million and positive financing cash flows of $963.1 million resulting from the loans entered into during the year to finance the Hi-Tech and VersaPharm acquisitions, partially offset by investing cash outflows of $966.9 million relating to payments for the Hi-Tech and VersaPharm acquisitions, and other smaller acquisitions completed during the year and the effect of exchange rates on cash and cash equivalents of $0.2 million.  Our net working capital was $325.3 million at December 31, 2014, compared to $107.6 million at December 31, 2013, an increase of $217.7 million.

During 2014, we generated $40.4 million in cash flow from operations.  This positive operating cash flow was primarily the result of depreciation and amortization add-backs of $57.8 million, our net income of $13.9 million, a $30.4 million increase in prepaid expenses and other assets, a $14.0 million increase in accounts payable, an add-back of amortization of inventory step-up acquired throughout the year of $20.8 million, an add-back of deferred financing costs of $10.0 million, and other aggregating operating cash inflows of 42.1 million, partially offset by a $72.8 million increase in accounts receivable primarily due to an increase in revenues in the fourth quarter of 2014, $29.5 million related to excess tax benefits from stock compensation, a $19.4 million increase in ending inventories, and other aggregating operating cash outflows of 26.9 million.  In 2013, we generated $57.3 million in cash flow from operations.  This positive operating cash flow was primarily the result of our net income of $52.4 million and non-cash expenses of $19.2 million, partially offset by a $14.3 million increase in accounts receivable and a $3.8 million increase in inventory.

In 2014, we used $966.9 million of cash in investing activities.  Of this total, $987.4 million was used for the acquisition of Hi-Tech and VersaPharm and other product acquisitions. Additionally, $29.9 million was used to acquire property, plant and equipment and $8.9 million was used to acquire other intangible assets.  These uses of cash were partially offset by $59.4 million received in proceeds related to the disposition of assets sold during the year. In the prior year, we used $66.9 million cash in investing activities.  Of this total, $55.5 million was used for product acquisitions, including $52.8 million used to acquire three branded ophthalmic products from Merck, and $11.6 million was used to acquire property, plant and equipment.  These uses of cash were partially offset by $0.2 million received in distribution from our non-consolidated Akorn-Strides, LLC (the “Joint Venture Company”).

Financing activities generated $963.1 million in cash during 2014, which included $1,045.0 million generated from proceeds under borrowing arrangements related to the Hi-Tech and VersaPharm acquisitions and $46.5 million generated from stock option and warrant exercises, participation in the employee stock purchase plan (“ESPP”) and excess tax benefits from stock compensation, partially offset by $85.1 million in debt repayment related to existing VersaPharm debt acquired, $28.4 million in deferred financing costs paid during the year and $15.0 million related to the payment of contingent liabilities.  During 2013, we generated $3.1 million in cash, which included $6.1 million generated from stock option exercises and participation in the ESPP, partially offset by $3.0 million in debt financing costs.

Liquidity and Capital Needs

We require certain capital resources in order to maintain and expand our business.  Our future capital expenditures may include substantial projects undertaken to upgrade, expand and improve our manufacturing facilities, in the U.S., India and Switzerland. Most notably we have previously and continue to expend significant amounts in order to gain compliance with FDA requirements at AIPL. Furthermore, the Company expects to expend significant amounts in order to comply with the DSCSA by the implementation date in November 2017 and also intends to increase research and development spend through greater headcount. Our cash obligations include the principal and interest payments due on our Existing Term Loan and Incremental Term Loans (as described throughout this report) and $43.2 million of the Notes due 2016 (as described throughout this report), plus any amount we may borrow under the JPMorgan Facility (as described throughout this report). We believe that our cash reserves, operating cash flows, and availability under our credit facilities will be sufficient to finance any future expansions and meet our cash needs for the foreseeable future.

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

Refer to Item 8 — Note 8 — “Financing Arrangements” for further detail of debt obligations as of and for the year ended December 31, 2015.

Warrants

Kapoor Warrants

During 2009, we granted various warrants to acquire our common stock (the “Kapoor Warrants”) to EJ Funds, LP (“EJ Funds”) and the Kapoor Trust, companies controlled by the Chairman of our Board of Directors, Dr. John N. Kapoor.  These warrants were issued in relation to the modification to various financing and other agreements, including a prior credit arrangement, whereby our Chairman, through entities he controls, provided stretch financing to the Company.  Each of the Kapoor Warrants was scheduled to expire five years after its grant date.

On June 28, 2010, we entered into an Amended and Restated Registration Rights Agreement (the “Amended Agreement”) with Dr. Kapoor which modified certain terms related to our obligation to obtain and maintain registration of any shares issued pursuant to exercise of the Kapoor Warrants.  The Amended Agreement still requires us to use “commercially reasonable efforts” to file a registration statement pursuant to Rule 415 of the Securities Act of 1933 (“Registration Statement”) for any shares of common stock that may be issued under the applicable warrant agreements, and to maintain the continuous effectiveness of such Registration Statement.  However, the Amended Agreement explicitly provide that in the event that we, after using good faith commercially reasonable efforts, are not able to obtain or maintain registration of the common stock, delivery of unregistered shares upon exercise of the Kapoor Warrants will be deemed acceptable and a net cash settlement will not be required.

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

CONTRACTUAL OBLIGATIONS

In order to support the continued increase in the number of relevant and marketable pharmaceutical products that we market and sell, we will from time to time partner with outside firms for the development of selected products.  These development agreements frequently call for the payment of “milestone payments” as various steps in the process are completed in relation to product development and submission to the FDA for approval.  The dollar amount of these payments is generally fixed contractually, assuming that the required milestones are achieved.  However, the timing of such payments is contingent based on a variety of factors and is therefore subject to change.  The amounts disclosed in the below table under the caption “Strategic Partners — Contingent Payments” represents our best estimate of the amount and expected timing of the “milestone payments” and other fees we expect to pay to outside development partners based on our current contractual agreements with them.  These milestone payments are accrued as liabilities on our balance sheets once the milestones have been achieved.

As more fully described under Part I, Item 2 — Properties, we lease the facilities that we occupy in Gurnee, Illinois, Lake Forest, Illinois and Vernon Hills, Illinois, as well as in Ann Arbor, Michigan, Somerset, New Jersey, and Warminster, Pennsylvania.  We also lease various pieces of office equipment at these facilities, as well as at our manufacturing facilities in Decatur, Illinois and Amityville, New York.  Our remaining obligations under these leases are summarized in the table below.

As of December 31, 2015, our principal outstanding debt obligation was related to our Existing and Incremental term loans and our Notes.  We had no outstanding loans under our JPM Credit Agreement at December 31, 2015, or any time since we entered into this agreement on April 17, 2014.

The following table details our future contractual obligations as of December 31, 2015 (in thousands):

Description	Total	2016	2017	2018	2019	2020	2021 and beyond
5.25% Existing term loan due 2021 (1)	$592,500	6,000	6,000	6,000	6,000	6,000	562,500
Interest Payable — 5.25% existing term loan (2)	159,097	31,046	30,646	30,331	30,016	29,783	7,275
5.25% Incremental term loan due 2021 (1)	439,438	4,450	4,450	4,450	4,450	4,450	417,188
Interest Payable — 5.25% Incremental term loan (2)	117,997	23,026	22,729	22,496	22,262	22,089	5,395
3.5% convertible senior notes due 2016 (3)	43,215	43,215	—	—	—	—	—
Interest payable — 3.5% convertible notes	864	864	—	—	—	—	—
Contingent consideration — acquisitions	4,967	4,967	—	—	—	—	—
Inventory purchase commitments	13,309	7,454	3,223	2,632	—	—	—
Leases	10,748	2,925	2,767	1,220	847	770	2,219
Strategic partners — contingent payments (4)	20,816	14,662	4,384	1,770	—	—	—
Total:	$1,402,951	$138,609	$74,199	$68,899	$63,575	$63,092	$994,577

(1)         As discussed further in Note 23, “Subsequent Events,” on February 16, 2016 the Company voluntarily prepaid $200.0 million of cumulative existing and incremental term loan principal which eliminated any further interim principal repayment obligations. The Company has not altered the schedule above for the subsequent event as of and for the year ended December 31, 2015.

(2)         Interest on borrowings under these facilities are variable as calculated at our election, on an ABR rate or an adjusted LIBOR rate, plus a margin of 3.25% to 4.50% for ABR loans, and 4.25% to 5.50% for LIBOR loans with a minimum comprehensive rate of 5.25%. The calculated interest payable amounts above assume the minimum comprehensive rate of 5.25% across the term of the associated loan. Further the interest on borrowings has not been altered to reflect the $200.0 million voluntary principal repayment which occurred on February 26, 2016.

(3)         The Company has assumed an additional 0.5% penalty interest rate resulting from the lack of timely financial filings in the year ended December 31, 2015 until the maturity date in June 2016.

(4)         Note the strategic partner payments include our best estimates regarding if and when various contingencies and market opportunities will occur in 2016 and beyond

OFF BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Item 8 - Note 3 “Summary of significant accounting policies” to the Consolidated Financial Statements and are herein incorporated by reference.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements which may have an effect on the Company are described in Item 8 — Note 17 “Recently issued and adopted accounting pronouncements” to the Consolidated Financial Statements and are herein incorporated by reference

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements which may have an effect on the Company are described in Item 8 — Note 17 “Recently issued and adopted accounting pronouncements” to the Consolidated Financial Statements and are herein incorporated by reference

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2015, our principal debt obligations included the Existing Term Loan and Incremental Term Loan. As of the date of the filing of this Form 10-K until the maturity of the term loan, our spread will be based upon the Ratings Level applicable on such date as documented below.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

As of December 31, 2015, we were party to the $150.0 million JPM Credit Agreement with JPMorgan providing for a revolving credit facility. Interest on borrowings under the JPM Credit Agreement were to be calculated at a premium above either the current prime rate or current LIBOR rates plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges), exposing us to interest rate risk on such borrowings. As of December 31, 2015 and throughout the year ended December 31, 2015, we had zero outstanding loans under the JPM Credit Agreement. At December 31, 2015, we had one outstanding letter of credit under the JPM Credit Agreement for $1.5 million.

As of December 31, 2015, debt also included $43.2 million of the Notes due 2016. The Notes bear a fixed interest rate of 3.50% with an additional penalty of 0.5% resulting from the delay in the timely reporting of 2015 financials, with semi-annual interest payments due every June 1st and December 1st until maturity. Since the interest rate on this debt is fixed, we have no interest rate risk related to the Notes. Based on the closing price of our common stock at the end of 2015, the fair value of the Notes was approximately $184.1 million compared to their face value of $43.2 million as of December 31, 2015.  However, this variance is due to the conversion feature in the Notes rather than to changes in market interest rates.  As noted above, the Notes carry a fixed interest rate and therefore do not subject us to interest rate risk.

We acquired the principal manufacturing facility and ongoing business of Akorn AG, a Swiss pharmaceutical manufacturing company on January 2, 2015.  Accordingly, we are subject to foreign exchange risk based on changes in the exchange rate between U.S. dollars and Swiss Francs.

We acquired the principal manufacturing facility and ongoing business of Kilitch, an Indian pharmaceutical company on February 28, 2012.  Accordingly, we are subject to foreign exchange risk based on changes in the exchange rate between U.S. dollars and Indian rupees.  Additionally, the business we acquired from Kilitch is itself subject to foreign exchange risk related to certain of its export sales to unregulated markets in Africa, Asia and elsewhere, which are typically denominated in U.S. dollars rather than the local currency, Indian rupees. The Company entered into three non-deliverable forward contracts in October 2013 to protect against unfavorable trends with regard to currency translation rates between U.S. dollars (“USD”) and Indian rupees for planned capital expenditures at AIPL, which all three matured and were redeemed during the prior year ended December 31, 2014.

Our financial instruments include cash and cash equivalents, accounts receivable, available for sale securities, accounts payable and the Notes. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximate book value because of the short maturity of these instruments.  Available for sale securities are stated at fair value adjusted for certain lock-up provisions which prevent us from selling until a set period of time has elapsed. As of December 31, 2015, we hold available for sale securities in shares of Nicox S.A. an international company whose shares are publically traded on the Euronext Paris exchange, with a cost basis of $10.8 million which was initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate sale of underlying shares received. The fair value of these securities at December 31, 2015 was $5.9 million and the decline in value is due to declines in the share price of Nicox S.A. shares and $3.2 million of cumulative sales of shares not subject to the lockup provision. We monitor these investments for other than temporary declines in market value, and charge impairment losses to income when an other than temporary decline in value occurs.

At December 31, 2015, the bulk of our cash and cash equivalents balance was invested in overnight instruments, the interest rates of which may change daily.  Accordingly, these overnight investments are subject to market risk.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in Item 8 of this Form 10-K.

INDEX:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Akorn, Inc.

Lake Forest, Illinois

We have audited the accompanying consolidated balance sheets of Akorn, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Akorn, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the 2014 consolidated financial statements have been restated to correct a misstatement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Akorn, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 9, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

May 9, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Akorn, Inc.

Lake Forest, Illinois

We have audited Akorn, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Akorn, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment:

i.                  Control Environment

•                  The Company did not maintain an effective control environment to allow for the accurate and timely filing of its financial statements primarily attributable to the following factors:

•      Not appropriately remediating existing material weaknesses on a timely basis.

•      Not having a sufficient complement of accounting and financial reporting personnel with an appropriate level of knowledge, US GAAP proficiency, experience and training commensurate with the Company’s financial reporting requirements.

•      Not having systems, processes or policies in place to enable timely financial analysis and accounting review.

•                  These deficiencies in the control environment resulted in certain instances of incorrect accounting decisions and contributed to the following material weaknesses:

•      Not having controls designed to validate the completeness and accuracy of underlying data used in account reconciliations and in the determination of significant estimates and accounting transactions and, as a result, errors which were later identified in the underlying data used to support significant estimates and accounting transactions, particularly with respect to gross to net revenue adjustments.

•      Not having an adequate process or appropriate controls in place to support the accurate and timely reporting of the Company’s financial results and disclosures on its Form 10-K.

ii.               Risk Assessment

•                  The Company did not effectively design controls in response to the risks of material misstatement. This control deficiency contributed to the following additional material weakness:

•      Not having an adequate process or appropriate controls in place to prevent or detect material errors in the financial statements of acquired subsidiaries. As a result, errors were identified primarily related to gross to net revenue adjustments, expenses, inventory and accrued liabilities in the financial statements at the acquisition dates, the interim periods as of and for the periods ended June 30, 2014 and September 30, 2014, and as of and for the year ended December 31, 2014. One of the aforementioned errors related to the chargeback reserve of Hi-Tech, recognized at the acquisition date and required the restatement of the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and the nine month period ended September 30, 2014, as disclosed in the Company’s Form 8-K dated March 17, 2015.

iii.            Information and Communication

•                  The Company did not maintain effective controls over information and communication. Specifically, the Company did not have an adequate process for internally communicating information between the accounting department and other operating departments necessary to support the proper function of internal controls. This control deficiency led to the aforementioned material weaknesses related to the determination of significant estimates and detection of material errors in the financial statements of acquired subsidiaries.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated May 9, 2016.

In our opinion, Akorn, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Akorn, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated May 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

May 9, 2016

AKORN, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2015	2014 (as Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$346,266	$70,679
Trade accounts receivable, net	150,621	187,545
Inventories, net	185,316	135,197
Deferred taxes, current	43,024	38,411
Available for sale security, current	5,941	7,268
Prepaid expenses and other current assets	19,988	37,061
TOTAL CURRENT ASSETS	751,156	476,161
PROPERTY, PLANT AND EQUIPMENT, NET	179,614	144,196
OTHER LONG-TERM ASSETS
Goodwill	284,710	285,283
Product licensing rights, net	653,628	704,791
Other intangibles, net	211,361	255,612
Deferred financing costs, net	27,591	23,704
Deferred taxes, non-current	3,757	2,084
Long-term investments	129	211
Other non-current assets	764	1,863
TOTAL OTHER LONG-TERM ASSETS	1,181,940	1,273,548
TOTAL ASSETS	$2,112,710	$1,893,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$46,019	$47,317
Purchase consideration payable, current	4,967	10,970
Income taxes payable	23,670	—
Accrued royalties	19,378	13,204
Accrued compensation	15,866	13,467
Current maturities of long-term debt	52,915	10,450
Accrued administrative fees	37,094	40,870
Accrued expenses and other liabilities	31,603	14,576
TOTAL CURRENT LIABILITIES	231,512	150,854
LONG-TERM LIABILITIES
Long-term debt	1,021,488	1,114,481
Deferred tax liability, non-current	231,382	269,428
Lease incentive obligations and other long-term liabilities	6,763	2,836
TOTAL LONG-TERM LIABILITIES	1,259,633	1,386,745
TOTAL LIABILITIES	1,491,145	1,537,599
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 119,427,471 and 111,734,901 shares issued and outstanding at December 31, 2015 and 2014	458,659	342,252
Retained earnings	180,048	29,250
Accumulated other comprehensive loss	(17,142)	(15,195)
TOTAL SHAREHOLDERS’ EQUITY	621,565	356,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,112,710	$1,893,905

See notes to the consolidated financial statements.

AKORN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Year ended December 31,
	2015	2014 (as Restated)	2013
REVENUES	$985,076	$555,048	$317,711
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	389,064	293,688	145,807
GROSS PROFIT	596,012	261,360	171,904

Selling, general and administrative expenses	162,205	92,955	53,508
Acquisition-related costs	1,841	32,840	2,912
Research and development expenses	40,707	31,256	19,858
Amortization of intangibles	66,272	43,493	7,422
Impairment of intangible assets	30,376	—	—
TOTAL OPERATING EXPENSES	301,401	200,544	83,700
OPERATING INCOME	294,611	60,816	88,204

Amortization of deferred financing costs	(4,283)	(9,985)	(842)
Interest expense, net	(51,973)	(35,657)	(8,649)
Equity in earnings of unconsolidated joint venture	—	—	80
Bargain purchase gain	849	—	3,707
Gain from product divestiture	—	9,297	—
Other non-operating income (expense), net	(7,048)	871	395
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	232,156	25,342	82,895
Income tax provision	81,358	10,954	30,533
INCOME FROM CONTINUING OPERATIONS	$150,798	$14,388	$52,362
Loss from discontinued operations, net of tax	$—	$(504)	$—
CONSOLIDATED NET INCOME	$150,798	$13,884	$52,362
CONSOLIDATED NET INCOME PER COMMON SHARE:
Income from continuing operations, basic	$1.29	$0.14	$0.54
Loss from discontinued operations, basic	$—	$(0.01)	$—
CONSOLIDATED NET INCOME, BASIC	$1.29	$0.13	$0.54
Income from continuing operations, diluted	$1.22	$0.13	$0.46
Loss from discontinued operations, diluted	$—	$—	$—
CONSOLIDATED NET INCOME, DILUTED	$1.22	$0.13	$0.46
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER COMMON SHARE:
BASIC	116,980	103,480	96,181
DILUTED	125,762	109,588	113,898
COMPREHENSIVE INCOME:
Consolidated net income	$150,798	$13,884	$52,362
Unrealized holding gain (loss) on available-for-sale securities, net of tax of ($61), $663 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively	104	(1,124)	—
Foreign currency translation loss, net of tax of $1,057, $877 and $3,328 for the years ended December 31, 2015, 2014 and 2013, respectively	(2,051)	(1,704)	(6,463)
COMPREHENSIVE INCOME	$148,851	$11,056	$45,899

See notes to the consolidated financial statements.

AKORN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

(Balances at December 31, 2014 as Restated, In Thousands)

				Retained
			Warrants	Earnings	Other
	Common Stock		to acquire	(Accumulated	Comprehensive
	Shares	Amount	Common Stock	Deficit)	Loss	Total
BALANCES AT DECEMBER 31, 2012	95,844	$226,035	$17,946	$(36,996)	$(5,904)	$201,081
Consolidated net income	—	—	—	52,362	—	52,362
Exercise of stock options	630	2,634	—	—	—	2,634
Employee stock purchase plan issuances	61	588	—	—	—	588
Restricted stock units	34	579	—	—	—	579
Stock-based compensation expense	—	6,471	—	—	—	6,471
Foreign currency translation loss	—	—	—	—	(6,463)	(6,463)
Excess tax benefit — stock compensation	—	2,928	—	—	—	2,928
BALANCES AT DECEMBER 31, 2013	96,569	$239,235	17,946	15,366	(12,367)	260,180
Consolidated net income	—	—	—	13,884	—	13,884
Exercise of stock options	4,226	8,013	—	—	—	8,013
Employee stock purchase plan issuances	73	829	—	—	—	829
Restricted stock units	16	1,188	—	—	—	1,188
Stock-based compensation expense	—	6,564	—	—	—	6,564
Foreign currency translation loss	—	—	—	—	(1,704)	(1,704)
Excess tax benefit — stock compensation	—	29,517	—	—	—	29,517
Unrealized holding loss on available-for-sale securities	—	—	—	—	(1,124)	(1,124)
Convertible note conversions	3,659	30,789	—	—	—	30,789
Exercise of warrants	7,192	26,117	(17,946)	—	—	8,171
BALANCES AT DECEMBER 31, 2014	111,735	342,252	—	29,250	(15,195)	356,307
Consolidated net income	—	—	—	150,798	—	150,798
Exercise of stock options	2,514	10,503	—	—	—	10,503
Employee stock purchase plan issuances	66	1,413	—	—	—	1,413
Restricted stock units	16	3,814	—	—	—	3,814
Stock-based compensation expense	—	9,183	—	—	—	9,183
Foreign currency translation loss	—	—	—	—	(2,051)	(2,051)
Excess tax benefit — stock compensation	—	47,997	—	—	—	47,997
Unrealized holding gain on available-for-sale securities	—	—	—	—	104	104
Convertible note conversions	5,096	43,497	—	—	—	43,497
BALANCES AT DECEMBER 31, 2015	119,427	$458,659	$—	$180,048	$(17,142)	$621,565

See notes to the consolidated financial statements.

AKORN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31,
	2015	2014 (as Restated)	2013
OPERATING ACTIVITIES:
Consolidated net income	$150,798	$13,884	$52,362
Loss from discontinued operations, net of tax	—	504	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	86,924	57,831	14,476
Impairment of intangible assets	33,003	—	—
Amortization of deferred financing fees	4,350	9,984	842
Amortization of favorable (unfavorable) contracts	71	71	(1,905)
Amortization of inventory step-up	4,681	20,798	—
Non-cash stock compensation expense	12,997	7,752	7,050
Non-cash interest expense	2,778	4,871	4,634
Non-cash gain on bargain purchase	(849)	—	(3,707)
Gain from product divestiture	—	(9,329)	—
Deferred income taxes, net	(46,130)	(17,511)	2,091
Excess tax benefit from stock compensation	(47,997)	(29,517)	(2,928)
Non-cash settlement of product warranty liability	—	—	(1,299)
Equity in earnings of unconsolidated joint venture	—	—	(80)
Loss on extinguishment of debt	1,243	990	—
Gain (loss) on sale of available for sale security	237	(7)	—
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	40,287	(72,796)	(14,277)
Inventories, net	(50,729)	(19,385)	(3,797)
Prepaid expenses and other current assets	17,574	30,372	(648)
Trade accounts payable	(4,819)	13,963	1,975
Accrued expenses and other liabilities	93,229	27,967	2,537
NET CASH PROVIDED BY OPERATING ACTIVITIES	297,648	40,442	57,326
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(24,408)	(987,428)	(55,482)
Proceeds from disposal of assets	2,459	59,361	—
Payments for other intangible assets	(3,835)	(8,908)	—
Purchases of property, plant and equipment	(27,934)	(29,899)	(11,642)
Distributions from unconsolidated joint venture	—	—	250
NET CASH USED IN INVESTING ACTIVITIES	(53,718)	(966,874)	(66,874)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	1,045,000	—
Proceeds under stock option and stock purchase plans	11,916	8,842	3,222
Payments of contingent acquisition liabilities	(8,991)	(15,000)	—
Debt financing costs	(8,564)	(28,365)	(3,032)
Proceeds from warrant exercises	—	8,171	—
Excess tax benefits from stock compensation	47,997	29,517	2,928
Debt repayment	(10,450)	(85,049)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,908	963,116	3,118
Effect of changes in exchange rates on cash and cash equivalents	(251)	(183)	(173)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	275,587	36,501	(6,603)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	70,679	34,178	40,781
CASH AND CASH EQUIVALENTS AT END OF YEAR	$346,266	$70,679	$34,178

See notes to the consolidated financial statements.

AKORN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Basis of Presentation

Business: Akorn, Inc., together with its wholly-owned subsidiaries (collectively “Akorn,” the “Company,” “we,” “our” or “us”) is a specialty generic pharmaceutical company that develops, manufactures and markets generic and branded prescription pharmaceuticals and branded and private-label over-the-counter (“OTC”) consumer health products and animal health pharmaceuticals. We are an industry leader in the development, manufacturing and marketing of specialized generic pharmaceutical products. We specialize in difficult-to-manufacture sterile and non-sterile dosage forms including, but not limited to, ophthalmics, injectables, oral liquids, otics, topicals, inhalants and nasal sprays. In the years ending December 31, 2015 and 2014, the Company completed numerous mergers, acquisitions, product acquisitions, divestitures and dispositions more fully described in Note 18 - Business Combinations, Dispositions and Other Strategic Investments, which resulted in significant growth in the respective years.

Akorn is a Louisiana corporation founded in 1971 in Abita Springs, Louisiana. In 1997 we relocated our corporate headquarters to the Chicago, Illinois area and currently maintain our principal corporate offices in Lake Forest, Illinois. We operate pharmaceutical manufacturing facilities in Decatur, Illinois; Somerset, New Jersey; Amityville, New York; Hettlingen, Switzerland; and Paonta Sahib, Himachal Pradesh, India. We also operate a central distribution warehouse in Gurnee, Illinois and additional warehouse facilities in Amityville, New York and Decatur, Illinois. Our research and development (“R&D”) centers are located in Vernon Hills, Illinois; Copiague, New York; and Warminster, Pennsylvania. We also have other corporate offices in Ann Arbor, Michigan and Gurgaon, Haryana, India.

Note 2 — Restatement of previously filed financial information

Overview

Akorn, Inc. is filing this Annual Report on Form 10-K for the year ended December 31, 2015 which contains consolidated financial statements for the years ended December 31, 2014 and 2013 and quarterly unaudited financial information for the quarter and year to date periods ended March 31, 2014 and 2015, June 30, 2014 and 2015, September 30, 2014 and 2015, and December 31, 2014 and 2015, respectively. The consolidated financial statements for the year ended December 31, 2014 and for the quarter and year to date periods ended March 31, 2014, June 30, 2014 and September 30, 2014 have been restated. The restatement of the consolidated financial statements for the year ended December 31, 2014 and quarter and year to date periods ended March 31, 2014, June 30, 2014 and September 30, 2014 included herein restates and replaces Akorn’s previously issued, audited annual financial statements and previously issued, unaudited quarterly and year to date financial statements and related financial information, which was originally filed on Form10-Q with the Securities and Exchange Commission (“SEC”) on May 12, 2014 and the Form 10-K which was originally filed with the SEC on March 17, 2015 and subsequently amended on Form 10-K/A on April 30, 2015.  The restatements principally adjusts Akorn’s accounting of net revenue and pretax income from continuing operations as a result of identified errors primarily related to understatements of rebates and contractual allowances. Solely for purposes of bringing Akorn’s Registration Statement on Form S-8 current, Akorn may decide to file with the SEC separate Forms 10-Q including the financial statements for the quarter and year to date periods ended March 31, 2015, June 30, 2015 and September 30, 2015, but otherwise the Company does not intend to file the foregoing Forms 10-Q.

Background

On April 24, 2015, the Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, concluded that the previously issued financial statements for the quarterly periods ending June 30, 2014, September 30, 2014 and December 31, 2014 along with the annual period ending December 31, 2014 should not be relied upon because of errors in the financial statements in those associated periods. The Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, concluded that the previously issued financial statements for the quarterly period ending March 31, 2014 should not be relied upon because of errors in those financial statements.

In connection with the foregoing, upon the recommendation of Akorn’s management and Board of Directors, the Audit Committee commenced an independent investigation which included review of accounting errors and other issues involving transactions related to sales to wholesalers, direct purchasers and other related transactions. The Audit Committee investigation also identified two additional accounting matters that warranted further examination and review, and the investigation was expanded to cover these matters: (i) customer payment term modifications and related revenue recognition practices, timing and disclosures for 2013 through 2015 and (ii) returns processing delays.

The Audit Committee investigation was conducted by independent counsel with the assistance of outside accounting consultants. The investigation is complete, although the Audit Committee’s independent counsel and outside accounting consultants continue to provide forensic and investigative support in connection with certain matters discussed in Note 22 — “Legal Proceedings”. The Audit Committee’s conclusions did not include a finding of fraud or intentional misconduct by Akorn’s management or accounting personnel.

Based on the independent internal investigation, our review of our financial records and other work completed by our management, the Audit Committee, along with management, has determined these errors are primarily associated with the rebates and contractual allowance estimates made by the Company, with a substantial majority of these errors relating to companies and products acquired in 2014, including the purchase price allocations for these acquisitions.

Concurrent with the completion of the filing of this Form 10-K, the Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, concluded that the previously issued financial statements for the quarterly period ending March 31, 2014 should not be relied upon because of an error in the financial statements in this period in relation to the treatment of deferred financing fees. This error was aggregated with the other previous errors identified and restated through the filing of this Form 10-K.

The following errors were identified by the Audit Committee and the Company and are corrected through the restatement of the three months ended March 31, 2014, three and six months ended June 30, 2014, the three and nine months ended September 30, 2014 and the year ended December 31, 2014:

(a)         The Company understated the rebate reserve estimate related to inventory in the wholesale channel (the “pipeline reserve”). Historically, the Company estimated the downstream rebate obligation related to inventory on hand with wholesalers at period end based on contractual rebate rates applied to quantity and value of reported inventory on hand at wholesalers. This allowed for the appropriate recognition of net revenue as the downstream liabilities were recorded in the same period as the sale.  In 2014, the pipeline reserve calculated by the Company reflected most fees owed to wholesalers, but it did not accurately take into account the entire population of potential downstream rebate obligations, which significantly changed subsequent to the acquisitions completed in the year, and general consolidation in the industry during that period. The Company subsequently revised its pipeline reserve calculation to include the entire population of potential downstream rebate obligations. The Company’s revised calculation resulted in an increased pipeline reserve, increasing rebates and contractual allowances and decreasing net revenue. These pipeline reserve errors resulted in a reduction of net revenues of $1.4 million in the three month period ended June 30, 2014, $8.1 million and $9.5 million in the three and nine month period ended September 30, 2014 and $1.0 million and $10.5 million in the three and twelve month period ended December 31, 2014, respectively.

(b)         The Company identified errors in its estimates and year-end cutoff related to certain revenue deductions, namely rebates, billbacks, failure to supply, price protection penalties and other contractual adjustments. It is the Company’s policy to recognize liabilities such as those discussed above when probable and estimable in accordance with US GAAP. The items were determined to be errors as the information necessary to record the reserves for these items was generally known or knowable as of the financial statement dates. The recognition of these gross to net revenue reserves resulted in an increased rebate and contractual allowance reserves and decreased net revenue. These estimates and cut-off errors resulted in a reduction of net revenues of $1.7 million in the three month period ended June 30, 2014, $2.9 million and $4.6 million in the three and nine month period ended September 30, 2014 and $16.5 million and $21.0 million in the three and twelve month period ended December 31, 2014, respectively. In addition, for a portion of a transaction with a single customer, revenue was recognized despite a lack of sufficient evidence on which to properly recognize such revenue in accordance with ASC 605 — “Revenue Recognition,” which error resulted in a reduction of net revenues of $2.9 million in the three and twelve month period ended December 31, 2014.

The Company’s corrected methodology and accrual remediation process relating to revenue and receivable reductions are designed to appropriately estimate and recognize its contractual allowances for gross to net revenue reserves in the correct period.

Additionally, the Company has restated certain balances to reflect various non-cash adjustments that the Company previously concluded, at the time of the original filing on Form 10-K with the SEC on March 17, 2015 and as subsequently amended on Form 10-K/A on April 30, 2015, based on its evaluation of both quantitative and qualitative factors, were not material, except with respect to item (h) below which was identified as a material error on May 7, 2016. The Company performed additional procedures to validate the accuracy of the adjustments. Ultimately, in association with and evaluation of the cumulative adjustments related to the rebate and contractual allowance balances and the otherwise previously immaterial adjustments, the previously immaterial adjustments warranted restatement in this Form 10-K. These previously immaterial adjustments included:

(c)          Accounts receivable cut-off errors associated with the restatement periods. The Company revised its sales in-transit calculations to reflect applicable deductions from gross revenue and aligned the Company’s accounts receivable cut-off policies across its newly acquired subsidiaries.

(d)         Recognition of previously unrecorded liabilities incurred prior, but relating to the restatement periods.

(e)          Allocation of assets acquired and liabilities assumed due to acquisitions consummated in the year ended December 31, 2014.

(f)           Inaccurate cost capitalization of ancillary inventoriable costs as of and for the year ended December 31, 2014. The Company adjusted its inventory balances, primarily to include freight-in, to reflect all costs incurred in bringing an article to its existing condition and location.

(g)          Reclassification of certain credit balances from trade accounts receivable to trade accounts payable.

(h)         Inaccurate amortization of commitment fees incurred to consummate term loan debt across the life of the term loans.

(i)             Other individually immaterial adjustments and tax effects.

Effects of Restatement on Previously Filed December 31, 2014 Form 10-K

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the year ended December 31, 2014.

The effect of the restatement on the previously filed condensed consolidated balance sheet as of December 31, 2014 is as follows, in thousands:

	December 31, 2014
	As Previously Reported	Restatement Adjustment		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,680	$(1)	(i)	$70,679
Trade accounts receivable, net	220,716	(33,171)	(a), (b), (c)	187,545
Inventories, net	131,310	3,887	(d), (f)	135,197
Deferred taxes, current	33,480	4,931	(e), (i)	38,411
Available for sale security, current	7,268	—		7,268
Prepaid expenses and other current assets	30,875	6,186	(c), (d), (e)	37,061
TOTAL CURRENT ASSETS	494,329	(18,168)		476,161
PROPERTY, PLANT AND EQUIPMENT, NET	143,788	408	(c), (d)	144,196
OTHER LONG-TERM ASSETS
Goodwill	278,774	6,509	(e)	285,283
Product licensing rights, net	704,218	573	(e)	704,791
Other intangibles, net	259,141	(3,529)	(e)	255,612
Deferred financing costs, net	21,560	2,144	(c), (d), (h)	23,704
Deferred taxes, non-current	3,020	(936)	(i)	2,084
Long-term investments	208	3	(i)	211
Other non-current assets	1,863	—		1,863
TOTAL OTHER LONG-TERM ASSETS	1,268,784	4,764		1,273,548
TOTAL ASSETS	$1,906,901	$(12,996)		$1,893,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$44,116	$3,201	(c), (d)	$47,317
Purchase consideration payable, current	7,481	3,489	(e)	10,970
Income taxes payable	1	(1)	(i)	—
Accrued royalties	13,041	163	(d)	13,204
Accrued compensation	13,467	—		13,467
Current maturities of long-term debt	10,450	—		10,450
Accrued administrative fees	27,774	13,096	(b), (d)	40,870
Accrued expenses and other liabilities	17,835	(3,259)	(c), (d), (e)	14,576
TOTAL CURRENT LIABILITIES	134,165	16,689		150,854
LONG-TERM LIABILITIES
Long-term debt	1,114,481	—		1,114,481
Deferred tax liability, non-current	268,968	460	(e)	269,428
Lease incentive obligations and other long-term liabilities	2,536	300	(c), (d)	2,836
TOTAL LONG-TERM LIABILITIES	1,385,985	759		1,386,745
TOTAL LIABILITIES	1,520,150	17,448		1,537,599
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 111,734,901 shares issued and outstanding at December 31, 2014	351,235	(8,983)	(i)	342,252
Warrants to acquire common stock	—	—		—
Retained earnings	50,711	(21,461)	(a), (b), (c), (d), (e), (f)	29,250
Accumulated other comprehensive loss	(15,195)	—		(15,195)
TOTAL SHAREHOLDERS’ EQUITY	386,751	(30,444)		356,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,906,901	$(12,996)		$1,893,905

The effect of the restatement on the previously filed consolidated income statement for the year ended December 31, 2014 is as follows, in thousands except per share amounts:

	Year ended December 31, 2014
	As Previously Reported	Restatement Adjustment		As Restated
REVENUES	$593,078	$(38,030)	(a), (b), (c)	$555,048
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	295,488	(1,800)	(c), (d), (f)	293,688
GROSS PROFIT	297,590	(36,230)		261,360

Selling, general and administrative expenses	95,463	(2,508)	(c), (d)	92,955
Acquisition-related costs	32,147	693	(c), (d)	32,840
Research and development expenses	29,199	2,057	(c), (d)	31,256
Amortization of intangibles	44,066	(573)	(e)	43,493
TOTAL OPERATING EXPENSES	200,875	(331)		200,544
OPERATING INCOME	96,715	(35,899)		60,816

Amortization of deferred financing costs	(12,129)	2,144	(c), (d), (h)	(9,985)
Interest expense, net	(35,657)	—		(35,657)
Gain from product divestiture	9,807	(510)	(e)	9,297
Other non-operating income, net	400	471	(c), (d)	871
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	59,136	(33,794)		25,342
Income tax provision	23,288	(12,334)	(i)	10,954
INCOME FROM CONTINUING OPERATIONS	$35,848	$(21,460)		$14,388
Loss from discontinued operations, net of tax	$(503)	$(1)	(i)	$(504)
CONSOLIDATED NET INCOME	$35,345	$(21,461)		$13,884
CONSOLIDATED NET INCOME PER COMMON SHARE:
Income from continuing operations, basic	$0.35	$(0.21)		$0.14
Loss from discontinued operations, basic	$(0.01)	$—		$(0.01)
CONSOLIDATED NET INCOME, BASIC	$0.34	$(0.21)		$0.13
Income from continuing operations, diluted	$0.34	$(0.21)		$0.13
Loss from discontinued operations, diluted	$(0.01)	$0.01		$—
CONSOLIDATED NET INCOME, DILUTED	$0.33	$(0.20)		$0.13
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER COMMON SHARE:
BASIC	103,480	—		103,480
DILUTED	123,110	(13,522)		109,588
COMPREHENSIVE INCOME:
Consolidated net income	$35,345	$(21,461)		$13,884
Unrealized holding loss on available-for-sale securities, net of tax of $663	(1,124)	—		(1,124)
Foreign currency translation loss, net of tax of $877 for the year ended December 31, 2014	(1,704)	—		(1,704)
COMPREHENSIVE INCOME	$32,517	$(21,461)		$11,056

The effect of the restatement on the previously filed consolidated statement of cash flows for the year ended December 31, 2014 is as follows, in thousands:

	Year ended December 31, 2014
	As Previously Reported	Restatement Adjustment		As Restated
OPERATING ACTIVITIES:
Consolidated net income	$35,345	$(21,461)	(a), (b), (c), (d), (e), (f)	$13,884
Loss from discontinued operations, net of tax	503	1	(i)	504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	58,538	(707)	(c), (d)	57,831
Amortization of deferred financing fees	12,129	(2,145)	(c), (d), (h)	9,984
Amortization of favorable (unfavorable) contracts	72	(1)	(i)	71
Amortization of inventory step-up	20,798	—		20,798
Non-cash stock compensation expense	7,542	210	(i)	7,752
Non-cash interest expense	4,871	—		4,871
Non-cash gain on bargain purchase	—	—		—
Gain from product divestiture	(9,807)	478	(e)	(9,329)
Deferred income taxes, net	25,293	(42,804)	(e)	(17,511)
Excess tax benefit from stock compensation	(38,710)	9,193	(e)	(29,517)
Non-cash settlement of product warranty liability	—	—		—
Equity in earnings of unconsolidated joint venture	—	—		—
Loss on extinguishment of debt	990	—		990
Gain on sale of available for sale security	(7)	—		(7)
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	(95,470)	22,674	(a), (b), (c)	(72,796)
Inventories, net	(15,262)	(4,123)	(c), (d), (f)	(19,385)
Prepaid expenses and other current assets	(13,180)	43,552	(c), (d)	30,372
Trade accounts payable	11,024	2,939	(c), (d)	13,963
Accrued expenses and other liabilities	26,249	1,718	(c), (d)	27,967
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,918	9,254		40,442
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(987,802)	374	(e)	(987,428)
Proceeds from disposal of assets	59,361	—	(e)	59,361
Payments for other intangible assets	(8,532)	(376)	(c), (d)	(8,908)
Purchases of property, plant and equipment	(29,568)	(331)	(c), (d)	(29,899)
Distributions from unconsolidated joint venture	—	—		—
NET CASH USED IN INVESTING ACTIVITIES	(966,541)	(333)		(966,874)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	1,045,000	—		1,045,000
Proceeds under stock option and stock purchase plans	8,842	—		8,842
Payments of contingent acquisition liabilities	(15,000)	—		(15,000)
Debt financing costs	(28,366)	1	(i)	(28,365)
Proceeds from warrant exercises	8,171	—		8,171
Excess tax benefits from stock compensation	38,710	(9,193)	(i)	29,517
Debt repayment	(85,049)	—		(85,049)
NET CASH PROVIDED BY FINANCING ACTIVITIES	972,308	(9,192)		963,116
Effect of changes in exchange rates on cash and cash equivalents	(183)	—		(183)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,502	(1)		36,501
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,178	—		34,178
CASH AND CASH EQUIVALENTS AT END OF YEAR	$70,680	$(1)		$70,679

Taken together, these adjustments result in no material impact on the Company’s cash and cash equivalents at December 31, 2014 or the Company’s cash and cash equivalents balance as of December 31, 2014.

Note 3 — Summary of Significant Accounting Policies

Consolidation: The accompanying consolidated financial statements include the accounts of Akorn, Inc. and its wholly owned domestic and foreign subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation, and the financial statements of Akorn India Private Label (“AIPL”) and Akorn AG have been translated from Indian Rupees to U.S. dollars and Swiss Francs to U.S. dollars, respectively based on the currency translation rates in effect during the period or as of the date of consolidation, as applicable.  The Company has no involvement with variable interest entities.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents: The Company considers all unrestricted, highly liquid investments with maturity of three months or less when acquired to be cash and cash equivalents.  At December 31, 2015 and 2014, approximately $4.3 million and $2.9 million of cash held by AIPL as of those dates was restricted, and was reported within prepaid expenses and other current assets and other non-current assets, respectively.

Accounts Receivable: Trade accounts receivables are stated at their net realizable value.  The nature of the Company’s business involves, in the ordinary course, significant judgments and estimates relating to chargebacks, coupon redemption, product returns, rebates, discounts given to customers and allowances for doubtful accounts.  Depending on the products, the customers, the specific terms of national supply contracts and the particular arrangements with the Company’s wholesaler customers, rebates, chargebacks and other credits are recorded as deductions to the Company’s trade accounts receivable.

Unless otherwise noted, the provisions and allowances for the following customer deductions are reflected in the accompanying consolidated financial statements as reductions of revenues and trade accounts receivable, respectively.

Chargebacks, Rebates, Discounts and Other Adjustments: The Company enters into contractual agreements with certain third parties such as retailers, hospitals, group-purchasing organizations (“GPOs”) and managed care organizations to sell certain products at predetermined prices. Similarly, we maintain an allowance for rebates and discounts related to billbacks, wholesaler service fee for service contracts, GPO administrative fees, government programs, prompt payment and other adjustments with certain customers. Most of the parties have elected to have these contracts administered through wholesalers that buy the product from the Company and subsequently sell it to these third parties. When a wholesaler sells products to one of these third parties that are subject to a contractual price agreement, the difference between the price paid to the Company by the wholesaler and the price under the specific contract is charged back to the Company by the wholesaler. The Company tracks sales and submitted chargebacks by product number and contract for each wholesaler. Utilizing this information, the Company estimates a chargeback percentage for each product and records an allowance as a reduction to gross sales when the Company records its sale of the products. The Company reduces the chargeback allowance when a chargeback request from a wholesaler is processed. Actual chargebacks processed by the Company can vary materially from period to period based upon actual sales volume through the wholesalers. However, the Company’s provision for chargebacks is fully reserved for at the time when sales revenues are recognized.

Management obtains certain wholesaler inventory reports to aid in analyzing the reasonableness of the chargeback allowance, and which are additionally monitored to ensure that wholesaler inventory levels by product do not significantly exceed underlying customer demand. The Company assesses the reasonableness of its chargeback allowance by applying the product chargeback percentage based on a combination of historical activity and future price and mix expectations to the quantities of inventory on hand at the wholesaler per wholesaler inventory reports. In accordance with its accounting policy, the Company estimates the percentage amount of wholesaler inventory that will ultimately be sold to third parties that are subject to contractual price agreements based on a trend of such sales through wholesalers. The Company uses this percentage estimate until historical trends indicate that a revision should be made. On an ongoing basis, the Company evaluates its actual chargeback rate experience, and new trends are factored into its estimates each quarter as market conditions change.

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

Other adjustments consist primarily of price adjustments, also known as “shelf-stock adjustments” and “price protections,” which are both credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products. In the case of a price decrease a credit is given for product remaining in customer’s inventories at the time of the price reduction. Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments also include prompt payment discounts.

Sales Returns: Certain of the Company’s products are sold with the customer having the right to return the product within specified periods and guidelines for a variety of reasons, including but not limited to, pending expiration dates. Provisions are made at the time of sale based upon tracked historical experience. Historical factors such as one-time events as well as pending new developments that would impact the expected level of returns are taken into account to determine the appropriate reserve estimate at each balance sheet date. As part of the evaluation of the balance required, the Company considers actual returns to date that are in process, the expected impact of any product recalls and the wholesaler’s inventory information to assess the magnitude of unconsumed product that may result in sales returns to the Company in the future. The sales returns level can be impacted by factors such as overall market demand and market competition and availability for substitute products which can increase or decrease the pull through for sales of the Company’s products and ultimately impact the level of sales returns.

Actual returns experience and trends are factored into the Company’s estimates each quarter as market conditions change. Actual returns processed can vary materially from period to period.

Allowance for Coupons, Promotions and Co-Pay discount cards: The Company issues coupons from time to time that are redeemable against certain of our Consumer Health products. Upon release of coupons into the market, the Company records an estimate of the dollar value of coupons expected to be redeemed. This estimate is based on historical experience and is adjusted as needed based on actual redemptions. In addition to couponing, from time to time the Company authorizes various retailers to run in-store promotional sales of its products. Upon receiving confirmation that a promotion was run, the Company accrues an estimate of the dollar amount expected to be owed back to the retailer. This estimate is then adjusted to actual upon receipt of an invoice from the retailer. Additionally, the Company provides consumer co-pay discount cards, administered through outside agents to provide discounted products when redeemed. Upon release of the cards into the market, the Company records an estimate of the dollar value of co-pay discounts expected to be utilized. This estimate is based on historical experience and is adjusted as needed based on actual usage.

Doubtful Accounts: Provisions for doubtful accounts, which reflect trade receivable balances owed to the Company that are believed to be uncollectible, are recorded as a component of SG&A expenses. In estimating the allowance for doubtful accounts, the Company considers its historical experience with collections and write-offs, the credit quality of its customers and any recent or anticipated changes thereto, and the outstanding balances and past due amounts from its customers. Note that in the ordinary course of business, and consistent with our peers, we may from time to time offer extended payment terms to our customers as an incentive for new product launches and in other circumstances in accordance with standard industry practices. These extended payment terms do not represent a significant risk to the collectability of accounts receivable as of the period-end and are evaluated in accordance with ASC 605 —Revenue Recognition as applicable. Accounts are considered past due when they remain uncollected beyond the due date specified in the applicable contract or on the applicable invoice, whichever is deemed to take precedence.

As of December 31, 2015, the Company had a total of $93.4 million of past due gross accounts receivable, of which $24.9 million was more than 60 days past due. The Company performs monthly a detailed analysis of the receivables due from its customers and provides a specific reserve against known uncollectible items. The Company also includes in the allowance for doubtful accounts an amount that it estimates to be uncollectible for all other customers, based on a percentage of the past due receivables. The percentage reserved increases as the age of the receivables increases.  Accounts are written off once all reasonable collections efforts have been exhausted and/or when facts or circumstances regarding the customer (i.e. bankruptcy filing) indicate that the chance of collection is remote.

Advertising and Promotional Allowances to Customers: The Company routinely sells its consumer health products to major retail drug chains. From time to time, the Company may arrange for these retailers to run in-store promotional sales of the Company’s products. The Company reserves an estimate of the dollar amount owed back to the retailer, recording this amount as a reduction to revenue at the later of the date on which the revenue is recognized or the date the sales incentive is offered. When the actual invoice for the sales promotion is received from the retailer, the Company adjusts its estimate accordingly. Advertising and promotional expenses paid to customers are expensed as incurred in accordance with ASC 605-50 - Customer Payments and Incentives.

Inventories: Inventories are stated at the lower of cost (average cost method) or market (see Note 5 — “Inventories”). The Company maintains an allowance for slow-moving and obsolete inventory as well as inventory where the cost is in excess of its net realizable value (“NRV”). For finished goods inventory, the Company estimates the amount of inventory that may not be sold prior to its expiration or is slow moving based upon recent sales activity by unit and wholesaler inventory information. The Company also analyzes its raw material and component inventory for slow moving items/NRV. For the years ended December 31, 2015, 2014 and 2013, the Company recorded a provision for inventory obsolescence/NRV of $8.8 million, $10.5 million, and $2.1 million, respectively. The allowances for inventory obsolescence were $21.5 million and $21.4 million as of December 31, 2015 and 2014, respectively.

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

At December 31, 2015, the Company held a reserve of $2.3 million related to R&D raw materials that are not expected to be utilized prior to expiration while at December 31, 2014, the Company had approximately $2.1 million in reserves for R&D raw materials. The entire balance of the R&D raw materials has been reserved, as the Company deemed it unlikely that the products would receive U.S. Food and Drug Administration (the “FDA”) approval far enough in advance of expiration to be sellable.

Property, Plant and Equipment: Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method in amounts considered sufficient to amortize the cost of the assets to operations over their estimated useful lives or lease terms. Depreciation expense was $19.9 million, $14.2 million and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The amortization of assets under capital leases is included within depreciation expense. The following table sets forth the average estimated useful lives at acquisition of the Company’s property, plant and equipment, by asset category:

Asset category	Depreciable Life (years)
Buildings	30 – 50
Leasehold improvements	20 – 30
Furniture and equipment	7 – 20
Automobiles	5 – 7
Computer hardware and software	3 – 5

Net Income Per Common Share: Basic net income per common share is based upon weighted average common shares outstanding. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of stock options and convertible securities using the treasury stock and if converted methods.  Anti-dilutive shares excluded from the computation of diluted net income per share for 2015, 2014 and 2013 include 0.9 million, 0.7 million and 1.0 million shares, respectively, related to options, warrants, and convertible securities.

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

Fair Value of Financial Instruments: The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

•                  Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company’s cash and cash equivalents and the portion of the value of the Nicox S.A. (“Nicox”) shares which are available to trade on the exchange are considered Level 1 assets as of the periods ended December 31, 2015 and 2014, respectively.

•                  Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

•                  Level 3— Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The portion of the fair valuation of the available for sale investment held in shares of Nicox subject to a lock-up provision is considered a Level 3 asset as of the periods ended December 31, 2015 and 2014, respectively. The additional consideration payable as a result of the ECR Pharmaceuticals (“ECR”) divestiture on June 20, 2014 and other insignificant contingent amounts are considered Level 3 liabilities as of periods ended December 31, 2015 and 2014, respectively. The additional consideration payable to Santen Pharmaceuticals Cp. Ltd. (“Santen”) in relation to the Company’s acquisition of the U.S. new drug application (“NDA”) rights to Betimol® on January 2, 2014 is a Level 3 liability as of the period ended December 31, 2014.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$346,266	$346,266	$—	$—
Available-for-sale securities	5,941	4,843	—	1,098
Total assets	$352,207	$351,109	$—	$1,098

Purchase consideration payable	$4,967	$—	$—	$4,967
Total liabilities	$4,967	$—	$—	$4,967

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (as Restated)	$70,679	$70,679	$—	$—
Available-for-sale securities (as Restated)	8,391	—	—	8,391
Total assets (as Restated)	$79,070	$70,679	$—	$8,391

Purchase consideration payable (as Restated)	$11,101	$—	$—	$11,101
Total liabilities (as Restated)	$11,101	$—	$—	$11,101

As of December 31, 2015, the Company was carrying available for sale investments in shares of Nicox initially valued at $12.5 million discounted to reflect certain lockup provisions preventing immediate sale of underlying shares received for the Company’s investment in an available for sale security or an approximately $1.7 million unrealized gain. During the years ended December 31, 2015 and 2014 the Company sold $2.6 million and $0.6 million of the available-for-sale securities, and due to continued declines in the share price of Nicox S.A. stock from the initial valuation, the Company recognized a $1.6 million unrealized loss as of the year ended December 31, 2015. A portion of the remaining $5.9 million of securities is still subject to certain lockup provisions and as such, the fair value of the investments is estimated using observable and unobservable inputs to discount for lack of marketability. (See Note 18 — Business Combinations, Dispositions and Other Strategic Investments)

The remaining purchase consideration payable is principally comprised of amounts owed relating to the ECR and Watson Laboratories, Inc. (“Watson”) divestitures, at fair value as determined based on the underlying contracts and the Company’s subjective evaluation of the additional consideration.

Discontinued Operations:  During the three month period ended June 30, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

Warrants: The Company issued various warrants during 2009 to entities controlled by John N. Kapoor, Ph.D., the Chairman of the Company’s Board of Directors (the “Kapoor Warrants”).  The Company had classified the fair value of these warrants as a current liability in accordance with ASC 815-40-15-3 - Derivatives and Hedging. This classification was made as a result of the requirement that the shares to be issued upon exercise of the Kapoor Warrants be registered shares, which could not be absolutely assured.  The Kapoor Warrants were adjusted to fair value at the end of each quarter through Black-Scholes calculations which considered changes in the market price of the Company’s common stock, the remaining contractual life of the Kapoor Warrants, and other factors.  Any change in the fair value of the Kapoor Warrants was recorded as income or expense on the Company’s consolidated statements of operations for the applicable period.

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

The assumptions used in estimating the fair value of the warrants at June 28, 2010 were as follows:

Expected volatility		79.7%
Expected life (in years)	3.8	—	4.1
Risk-free interest rate		1.8%
Dividend yield		—

The following table provides summarized information about the Kapoor Warrants as of December 31, 2013:

Granted To:	Grant Date	Warrants Granted	Exercise Price	Book Value ($000s)
EJ Funds	Apr 13, 2009	1,939,639	$1.11	$4,829
Kapoor Trust	Apr 13, 2009	1,501,933	$1.11	3,740
EJ Funds	Aug 17, 2009	1,650,806	$1.16	4,127
Kapoor Trust	Aug 17, 2009	2,099,935	$1.16	5,250
		7,192,313		$17,946

On April 10, 2014, the holder exercised all of the approximately 7.2 million outstanding stock warrants. The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the year ended December 31, 2014.

Stock-Based Compensation: Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. Treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, as necessary, if actual forfeitures differ from initial estimates.

Note 4 — Accounts Receivable, Sales and Allowances

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

Net trade accounts receivable consists of the following (in thousands):

	December 31,
	2015	2014 (as Restated)
Gross accounts receivable	$466,570	$446,925
Less reserves for:
Chargebacks and rebates	(254,440)	(198,112)
Product returns	(48,333)	(44,646)
Discounts and allowances	(10,079)	(15,554)
Advertising and promotions	(1,518)	(758)
Doubtful accounts	(1,579)	(309)
Trade accounts receivable, net	$150,621	$187,545

For the years ended December 31, 2015, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Year ended December 31,
	2015	2014 (as Restated)	2013
Gross sales	$2,511,693	$1,433,603	$528,574
Less adjustments for:
Chargebacks and rebates	(1,361,030)	(775,964)	(183,403)
Product returns	(34,272)	(20,993)	(5,001)
Discounts and allowances	(50,385)	(30,782)	(8,464)
Administrative fees	(71,727)	(44,558)	(9,471)
Advertising, promotions and other	(9,203)	(6,258)	(4,524)
Revenues, net	$985,076	$555,048	$317,711

The annual activity in the Company’s allowance for customer deductions accounts for the three years ended December 31, 2015 is as follows (in thousands):

	Returns	Chargebacks & Rebates	Discounts	Doubtful Accounts	Advert. & Promotions	TOTAL
Balance at December 31, 2012	8,409	13,452	1,362	30	585	23,838
Provision	5,001	183,403	8,464	(5)	4,524	201,387
Charges processed	(5,246)	(183,973)	(8,182)	—	(4,657)	(202,058)
Balance at December 31, 2013	$8,164	$12,882	$1,644	$25	$452	$23,167
Provision (as Restated)	20,993	775,964	30,782	247	6,258	834,246
Additions from acquisitions (as Restated)	35,542	38,500	5,160	51	311	79,564
Charges processed (as Restated)	(20,053)	(629,234)	(22,032)	(14)	(6,262)	(677,595)
Balance at December 31, 2014 (as Restated)	$44,646	$198,112	$15,554	$309	$758	$259,379
Provision	34,272	1,361,030	50,385	840	9,203	1,455,730
Additions from acquisitions	—	—	—	291	—	291
Charges processed	(30,584)	(1,304,703)	(55,860)	140	(8,443)	(1,399,451)
Balance at December 31, 2015	$48,333	$254,440	$10,079	$1,579	$1,518	$315,949

Note 5 — Inventories

The components of inventories, net of allowances, are as follows (in thousands):

	December 31,
	2015	2014 (as Restated)
Finished goods	$76,512	$69,499
Work in process	8,905	4,075
Raw materials and supplies	99,899	61,623
	$185,316	$135,197

The Company maintains an allowance for excess and obsolete inventory, as well as inventory where its cost is in excess of its net realizable value.  The activity in the allowance for excess, obsolete, and net realizable value inventory account for the two years ended December 31, 2015 was as follows (in thousands):

	Years Ended December 31,
	2015	2014 (as Restated)
Balance at beginning of year	$21,368	$5,700
Provision	8,827	10,488
Additions from acquisitions	2,064	8,221
Charges	(10,722)	(3,041)
Balance at end of year	$21,537	$21,368

Note 6 — Goodwill and Other Intangible Assets

Intangible assets consist primarily of goodwill, which is carried at its initial value, subject to evaluation for impairment, In-Process Research and Development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project, and product licensing costs, trademarks and other such costs, which are capitalized and amortized on a straight-line basis over their useful lives, normally ranging from one year to thirty years.  Accumulated amortization of intangible assets was $144.1 million and $81.7 million at December 31, 2015 and 2014, respectively.  Amortization expense was $66.3 million, $43.5 million and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company regularly assesses its amortizable intangible assets for impairment based on several factors, including estimated fair value and anticipated cash flows, and through this analysis incurred impairment expense for intangible assets during the year ended December 31, 2015 of $30.4 million.  If the Company incurs additional costs to renew or extend the life of an intangible asset, such costs are added to the remaining unamortized cost of the asset, if any, and the sum is amortized over the extended remaining life of the asset.

Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest that impairment may exist. The Company uses widely accepted valuation techniques to determine the fair value of its reporting units used in its annual goodwill impairment analysis. The Company’s valuation is primarily based on qualitative and quantitative assessments regarding the fair value of the reporting unit relative to its carrying value. The Company modeled the fair value of the reporting unit based on projected earnings and cash flows of the reporting unit. The Company performed its annual impairment test on October 1, 2015 and 2014 and determined that the fair value of its reporting units are substantially in excess of its carrying value and, therefore, no impairment charge was necessary.

IPR&D intangible assets represent the value assigned to acquired R&D projects that principally represent rights to develop and sell a product that the Company has acquired which have not been completed or approved. These assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs and other costs which may be allocated), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, and competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk, market risk and regulatory risk. Alternatively, upon abandonment of the IPR&D product, the assets are impaired. In the year ended December 31, 2015, the Company made the decision to abandon two IPR&D projects which were acquired through the VersaPharm acquisition based on the Company’s analysis of launch expectations and technical feasibility, resulting in an impairment of the full asset values of each product which aggregated to $2.6 million which has been recorded in R&D expenses in the consolidated financial statements as of the year ended December 31, 2015.

Changes in goodwill during the two years ended December 31, 2015 were as follows (in thousands):

Goodwill
December 31, 2013	$29,831
Acquisitions and other adjustments	271,249
Impairments	—
Dispositions	(15,284)
Foreign currency translation	(513)
December 31, 2014	$285,283
Acquisitions and other adjustments	—
Impairments	—
Dispositions	—
Foreign currency translation	(573)
December 31, 2015	$284,710

The following table sets forth the major categories of the Company’s intangible assets and the weighted-average remaining amortization period as of December 31, 2015 for those assets that are not already fully amortized (dollar amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Reclassifications (1)	Impairment (2)	Net Carrying Amount	Weighted Average Remaining Amortization Period (years)
Product licensing rights	$782,269	$(132,642)	$38,000	$(34,000)	$653,627	13.2
IPR&D	227,559	—	(38,000)	(2,627)	186,932	N/A – Indefinite lived
Trademarks	16,000	(2,982)	—	—	13,018	21.8
Customer relationships	6,493	(3,716)	—	—	2,777	11.7
Other intangibles	11,235	(2,600)	—	—	8,635	7.9
Non-compete agreements	2,167	(2,167)	—	—	—	0.0
	$1,045,723	$(144,107)	$—	$(36,627)	$864,989

(1)         This amount reclassifies the acquisition date value of one previously IPR&D asset due to launch in the year ended December 31, 2015.

(2)         Impairment of product licensing rights is stated at gross carrying cost of $34.0 million less accumulated amortization of $3.6 million as of the impairment date. Accordingly, the net impairment expense recognized in product licensing rights was $30.4 million as of and for the year ended December 31, 2015.

Changes in intangible assets during the two years ended December 31, 2015 were as follows (in thousands):

	Product licensing rights	IPR&D	Trademarks	Customer relationships	Other intangibles	Non-compete agreements
December 31, 2013	$115,900	$—	$8,656	$4,638	$—	$1,311
Acquisitions	664,627	227,259	6,500	300	11,234	—
Amortization	(39,188)	—	(877)	(1,934)	(879)	(615)
Dispositions	(36,548)	—	—	—	—	—
Foreign currency translation	—	—	—	31	—	(12)
December 31, 2014	$704,791	$227,259	$14,279	$3,035	$10,356	$683
Acquisitions	3,535	300	—	—	—	—
Amortization	(62,323)	—	(1,261)	(381)	(1,721)	(586)
Impairments	(30,376)	(2,627)	—	—	—	—
Dispositions	—	—	—	—	—	—
Foreign currency translation	—	—	—	123	—	(97)
Reclassifications	38,000	(38,000)	—	—	—	—
December 31, 2015	$653,627	$186,932	$13,018	$2,777	$8,635	$—

In the year ended December 31, 2015, the Company incurred impairment expense of $30.4 million associated with one currently marketed product acquired in the Hi-Tech acquisition and $2.6 million of abandonment of IPR&D (which has been recognized in R&D expenses as of the year ended December 31, 2015) associated with two IPR&D projects acquired in the VersaPharm acquisition.

The amortization expense of acquired intangible assets for each of the following five years will be as follows (in thousands):

Year ending December 31,	Amortization Expense
2016	$65,717
2017	65,591
2018	65,386
2019	62,559
2020	54,778

Note 7 — Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2015	2014 (as Restated)
Land	$17,409	$9,323
Buildings and leasehold improvements	85,767	63,846
Furniture and equipment	142,885	112,552
	246,061	185,721
Accumulated depreciation	(87,086)	(67,937)
	158,975	117,784
Construction in progress	20,639	26,412
	$179,614	$144,196

At December 31, 2015 and 2014, property plant and equipment with a net book value of $52.6 million and $25.6 million, respectively, was located outside the United States. The growth in the comparative period was principally the result of the acquisition of the property, plant and equipment held at the previous Excelvision AG plant in Hettlingen, Switzerland.

Depreciation expense was $19.9 million and $14.2 million for the years ended December 31, 2015 and 2014, respectively.

Note 8 — Financing Arrangements

Incremental Term Loan

Concurrent with the closing of its acquisition of VersaPharm Incorporated (“VersaPharm”), Akorn, Inc. and its wholly owned domestic subsidiaries (the “Akorn Loan Parties”) entered into a $445.0 million Incremental Facility Joinder Agreement (the “Incremental Term Loan”) pursuant to a Loan Agreement (the “Incremental Term Loan Agreement”) dated August 12, 2014 between the Akorn Loan Parties as borrowers, certain other lenders, with JPMorgan Chase Bank, N.A. (“JPMorgan”), acting as administrative agent. The proceeds received pursuant to the Incremental Term Loan Agreement were used to finance the acquisition of VersaPharm, a Georgia corporation (“VersaPharm Acquisition”).

The Incremental Term Loan Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

The Incremental Term Loan Facility requires quarterly principal repayment equal to 0.25% of the initial loan amount of $445.0 million beginning with the first full quarter following the closing date of the Incremental Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Incremental Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Incremental Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. To the extent the Incremental Term Loan Facility is refinanced within the first six months of closing, a 1.00% prepayment fee will be due. As of December 31, 2015 outstanding debt under the Incremental Term Loan Facility was $439.4 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

Prior to November 13, 2015 interest accrued based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans. Each such margin would decrease by 0.25% in the event the Company’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. During an event of default, as defined in the Existing Term Loan Agreement, any interest rate will be increased by 2.00% per annum. Per the Existing Term Loan Agreement, the interest rate on LIBOR loans cannot fall below 4.50%.

On May 20, 2015 the Company modified the Incremental Term Loan Facility with JPMorgan and certain other lenders to remedy certain covenant defaults related to the FY 2014 financial restatement by incurring nominal charges affected through a temporary interest rate increase paid by an upfront payment.

On November 13, 2015 the Company again modified the Incremental Term Loan Facility with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the FY 2014 financial restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications the Company incurred a total of $3.6 million of associated fees which were capitalized and amortized using the effective interest rate method over the term of the Incremental Term Loan Agreement.  As of December 31, 2015, the inception to date aggregate fees incurred to facilitate the $445.0 million Incremental Term Loan Agreement entered into in 2014, and the modifications noted above were $14.3 million. The Company amortized $1.5 million and $2.2 million of the associated deferred financing fees in 2015 and 2014, respectively, resulting in an unamortized deferred financing fees balance of $10.7 million as of December 31, 2015.  The 2014 amortization included $1.7 million in commitment fee amortization and $0.1 million in ticking fees.  The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Incremental Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-K until the maturity of the incremental term loan, our spread will be based upon the Ratings Level applicable on such date as documented below.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the years ended December 31, 2015 and 2014, the Company recorded interest expense of $20.0 million and $7.8 million, respectively in relation to the Incremental Term Loan Agreement.

Existing Term Loan

Concurrent with the closing of its acquisition of Hi-Tech (the “Hi-Tech Acquisition”) Akorn Loan Parties entered into a $600.0 million Term Facility (the “Existing Term Loan”) pursuant to a Loan Agreement dated April 17, 2014 (the “Existing Term Loan Agreement”) between the Akorn Loan Parties as borrowers, certain other lenders, with JPMorgan, acting as administrative agent. The Company may increase the loan amount up to an additional $150.0 million, or more, provided certain financial covenants and other conditions are satisfied. The proceeds received pursuant to the Existing Term Loan Agreement were used to finance the Hi-Tech Acquisition.

The Existing Term Facility is secured by all of the assets of the Akorn Loan Parties, including springing control of the Company’s primary deposit account pursuant to a deposit account control agreement.

The Existing Term Loan Agreement requires quarterly principal repayment equal to 0.25% of the initial loan amount of $600.0 million beginning with the second full quarter following the closing date of the Existing Term Loan Agreement, with a final payment of the remaining principal balance due at maturity seven years from the date of closing of the Existing Term Loan Agreement. The Company may prepay all or a portion of the remaining outstanding principal amount under the Existing Term Loan Agreement at any time, or from time to time, subject to prior notice requirement to the lenders and payment of applicable fees. Prepayment of principal will be required should the Company incur any indebtedness not permitted under the Existing Term Loan Agreement, or effect the sale, transfer or disposition of any property or asset, other than in the ordinary course of business. As of December 31, 2014 outstanding debt under the term loan facility was $592.5 million and the Company was in full compliance with all applicable covenants which included customary limitations on indebtedness, distributions, liens, acquisitions, investments, and other activities.

Prior to November 13, 2015 interest accrued based, at the Company’s election, on an adjusted prime/federal funds rate or an adjusted LIBOR rate, plus a margin of 2.50% for ABR Loans, and 3.50% for Eurodollar Loans. Each such margin will decrease by 0.25% in the event Akorn’s senior debt to EBITDA ratio for any quarter falls to 2.25:1.00 or below. During an event of default, as defined in the Existing Term Loan Agreement, any interest rate will be increased by 2.00% per annum. Per the Existing Term Loan Agreement, the interest rate on LIBOR loans cannot fall below 4.50%.

On May 20, 2015 the Company modified the Existing Term Loan Facility with JPMorgan and certain other lenders to remedy certain covenant defaults related to the FY 2014 financial restatement by incurring nominal charges affected through a temporary interest rate increase paid by an upfront payment.

On November 13, 2015 the Company again modified the Existing Term Loan Facility with JPMorgan and certain other lenders to remedy certain remaining covenant defaults related to the FY 2014 financial restatement by incurring additional charges affected through a temporary interest rate increase and an upfront payment. Through the May 20, 2015 and November 13, 2015 debt modifications the Company incurred a total of $4.8 million of associated fees which were capitalized and amortized using the effective interest rate method over the term of the Existing Term Loan Agreement.  As of December 31, 2015, the inception to date aggregate fees incurred to facilitate the $600.0 million Existing Term Loan Agreement entered into in 2014, and the modifications noted above were $25.1 million. The Company amortized $2.4 million and $6.6 million of the associated deferred financing fees in 2015 and 2014, respectively, resulting in an unamortized deferred financing fees balance of $16.1 million as of December 31, 2015.  The 2014 amortization included $5.0 million in ticking fees. The Company will amortize the remaining deferred financing fees using the effective interest method over the term of the Existing Term Loan Agreement.

Subsequent to November 13, 2015, interest accrues based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR Loan”) or an adjusted LIBOR (“Eurodollar Loan”) rate, plus a margin of 4.00% for ABR Loans and 5.00% for Eurodollar Loans. As of the date of the filing of this Form 10-K until the maturity of the existing term loan, our spread will be based upon the Ratings Level applicable on such date as documented below.

Ratings Level	Index Ratings (Moody’s/S&P)	Eurodollar Spread	ABR Spread
Level I	B1/B+ or higher	4.25%	3.25%
Level II	B2/B	4.75%	3.75%
Level III	B3/B- or lower	5.50%	4.50%

For the years ended December 31, 2015 and 2014, the Company recorded interest expense of $27.3 million and $19.4 million, respectively in relation to the Existing Term Loan Agreement.

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

Unless cash dominion is exercised by the lenders in connection with the JPM Revolving Facility, the Company will be required to repay the JPM Revolving Facility upon its expiration five years from issuance, subject to permitted extension, and will pay interest on the outstanding balance monthly based, at the Company’s election, on an adjusted prime/federal funds rate (“ABR”) or an adjusted LIBOR (“Eurodollar”), plus a margin determined in accordance with the Company’s consolidated fixed charge coverage ratio (EBITDA to fixed charges) as follows:

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

As of December 31, 2015 the Company was in full compliance with all covenants applicable to the JPM Revolving Facility.

The Company may use any proceeds from borrowings under the JPM Revolving Facility for working capital needs and for the general corporate purposes of the Company and its subsidiaries, and to otherwise replace letters of credit that were outstanding upon the termination of the Company’s prior revolving credit facility with Bank of America, N.A. At December 31, 2015, there were no outstanding borrowings and one outstanding letter of credit in the amount of approximately $1.5 million under the JPM Revolving Facility. Availability under the facility as of December 31, 2015 was approximately $148.5 million.

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

The Notes became convertible for the quarter ending on June 30, 2012 as a result of the Company’s stock trading at or above the required price of $11.39 per share for 20 of the last 30 trading days in the quarter ended March 31, 2012.  The Notes have remained convertible for each successive quarter as a result of meeting the trading price requirement at the end of each prior quarter. During the year ended December 31, 2015 and 2014, approximately $44.3 million and $32.5 million of this convertible debt was converted at the holder’s request which resulted in an additional $1.2 million and $1.0 million of expense recognized due to the conversions, respectively.

The Notes are not listed on any securities exchange or on any automated dealer quotation system, but may be traded on a secondary market made by the initial purchasers.  The initial purchasers of the Notes advised the Company of their intent to make a market in the Notes following the offering, though they are not obligated to do so and may discontinue any market making at any time.

As of December 31, 2015, the face value of the notes was $43.2 million, but due to recent inactivity in the trading of the convertible notes as a result of recent conversions, bid and ask spreads, which would be used to calculate the trading value of the outstanding notes were not available and accordingly, we have not calculated the trading value of the convertible notes as of and for the year ended December 31, 2015.  The actual conversion value of the Notes is based on the product of the conversion rate and the market price of the Company’s common stock at conversion, as defined in the Indenture.  As of December 31, 2015, the Company’s common stock closed at $37.31 per share, resulting in a pro forma conversion value for the Notes of approximately $184.1 million.  Increases in the market value of the Company’s common stock increase the Company’s obligation accordingly.  There is no upper limit placed on the possible conversion value of the Notes.

The Notes are accounted for in accordance with ASC 470-20 - Debt with Conversion and Other Options.  Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components.  The application of ASC 470-20 resulted in the recognition of $21.3 million as the value for the equity component.  This amount was offset by $0.8 million of equity issuance costs, as described below, and both were affected by the conversion of a cumulative amount of $76.8 million of notes as documented above.  At the dates indicated, the net carrying amount of the liability component and the remaining unamortized debt discount were as follows (in thousands):

	December 31,
	2015	2014
Carrying amount of equity component	$7,372	$14,930
Carrying amount of the liability component	42,465	82,543
Unamortized discount of the liability component	750	4,982
Unamortized debt financing costs	136	901

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

During the years ended December 31, 2015, 2014 and 2013, the Company recorded the following expenses in relation to the Notes (in thousands):

	2015	2014	2013
Interest expense at 3.50% coupon rate (1)	$2,205	$4,105	$4,200
Debt discount amortization	2,421	4,317	4,113
Deferred financing cost amortization	438	780	744
Loss on conversion	1,235	990	—
	$6,299	$10,192	$9,057

(1)         As a result of the restatement of prior year financial data and the continued delays in filings of current period financial statements the Company had been required to remit an additional 0.5% interest penalty to all holders of the convertible notes for a portion of 2015.

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

Aggregate cumulative maturities of long-term obligations (including the incremental and existing term loans, convertible debt and the JPM revolver) commencing in 2016 as of the year ended December 31, 2015 are:

(In thousands)	2016	2017	2018	2019	Thereafter
Maturities (1)	$53,665	$10,450	$10,450	$10,450	$990,138

(1)         As discussed in Note 23 “Subsequent Events” on February 16, 2016 the Company voluntarily prepaid $200.0 million of existing and incremental term loan principal which eliminated any further interim principal repayment obligations. The Company has not altered the schedule above for the subsequent event as of and for the year ended December 31, 2015.

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

Previously, diluted net income per share assumed the principal amount of the convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method. For the year ended December 31, 2015, the earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive shares consist of: (i) vested and unvested stock options that are in-the-money, (ii) unvested RSUs, (iii) warrants that are in-the-money, and (iv) shares potentially issuable upon conversion of the Notes.

A reconciliation of the earnings per share data from a basic to a fully diluted basis is detailed below (amounts in thousands, except per share data):

	2015	(3) 2014 (as Restated)	2013
Income from continuing operations used for basic earnings per share	$150,798	$14,388	$52,362
Convertible debt income adjustments, net of tax	3,222	—	—
Income from continuing operations adjusted for convertible debt as used for diluted earnings per share	$154,020	$14,388	$52,362
Income from continuing operations per share:
Basic	$1.29	$0.14	$0.54
Diluted (1)	$1.22	$0.13	$0.46
Loss from discontinued operations, net of tax	$—	$(504)	$—
Loss from discontinued operations, net of tax per share:
Basic	$—	$(0.01)	$—
Diluted	$—	$—	$—
Shares used in computing income (loss) per share:
Weighted average basic shares outstanding	116,980	103,480	96,181
Dilutive securities:
Stock options and unvested RSUs	1,667	4,234	4,516
Stock warrants	—	1,874	6,702
Shares issuable on conversion of the Notes (2)	7,115	—	6,499
Total dilutive securities	8,782	6,108	17,717
Weighted average diluted shares outstanding	125,762	109,588	113,898

(1)         Due to a change in the expectation that management may settle all future note conversions solely through shares in the year and quarter ended December 31, 2014, the diluted income from continuing operations per share calculation includes the dilutive effect of convertible debt and is offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $3.2 million, after-tax for the year ended December 31, 2015.

(2)         Shares issuable on conversion of the Notes for the year ended December 31, 2015 have increased in comparison to the fiscal year ended December 31, 2013 due to stock appreciation which underlies the shares issuable on conversion of the Notes and the Company’s change in practice on October 1, 2014 to more likely than not settle future Note conversions solely through shares as we are now utilizing the if-converted method for convertible debt conversion obligations. This practice was continued in the year ended December 31, 2015.

(3)         In the year ended December 31, 2014 the computation of diluted net earnings per share does not include the effect of convertible debt under the if-converted method, consisting of 13.5 million shares and $5.8 million of additional income, as the effect would have been antidilutive.

Note 10 — Leasing Arrangements

The Company leases real and personal property in the normal course of business under various operating leases and other insignificant capital leases, including non-cancelable and month-to-month agreements. Rental expense under these leases was $3.1 million, $3.3 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the lease term.  Rent escalations are recorded on a straight-line basis over the lease term.  The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating and insignificant capital leases in place as of December 31, 2015 (in thousands):

Year ending December 31,
2016	$2,925
2017	2,767
2018	1,220
2019	847
2020	770
2021 and thereafter	2,219
Total	$10,748

Note 11 — Stock Options, Employee Stock Purchase Plan and Restricted Stock

Stock Option Plan

The Company maintains equity compensation plans that allow the Company’s Board of Directors to grant stock options to eligible employees, officers and directors.  Under the 2003 Stock Option Plan, 2,519,000 options were granted, none of which remained outstanding as of December 31, 2011.  On March 29, 2005, the Company’s Board of Directors approved the Amended and Restated Akorn, Inc. 2003 Stock Option Plan (the “Amended 2003 Plan”), effective as of April 1, 2005, and this was subsequently approved by its stockholders on May 27, 2005. The Amended 2003 Plan was an amendment and restatement of the 2003 Stock Option Plan and provides the Company with the ability to grant other types of equity awards to eligible participants besides stock options. Starting on May 27, 2005, all new awards were granted under the Amended 2003 Plan.  The aggregate number of shares of the Company’s common stock initially approved for issuance pursuant to awards granted under the Amended 2003 Plan was 5,000,000.  On August 7, 2009, the Company’s stockholders voted to increase this figure to 11,000,000 at the recommendation of the Company’s Board of Directors, and on December 31, 2011 voted to increase the available shares by another 8,000,000, to a final total of 19,000,000 shares. Under the Amended 2003 Plan, 15,828,000 options have been granted to employees and directors, 9,048,000 options have been exercised, 4,336,000 options have been canceled, and 2,444,000 remain outstanding as of December 31, 2015.  Options granted under the Amended 2003 Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and expire five years from date of issuance.  All options granted under the Amended 2003 plan, during 2013 vest one quarter per year on each of the first four anniversaries of their grant dates.  Options granted in earlier years generally had a three-year vesting schedule.

The Amended 2003 Plan reached its scheduled expiration date on November 6, 2013.  Accordingly, no additional awards may be issued under the Amended 2003 Plan beyond that date.  However, any awards outstanding as of November 6, 2013 issued under the Amended 2003 Plan will remain outstanding in accordance with their terms.

At the Company’s 2014 Annual Meeting of Shareholders, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”). The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted stock units, or various other instruments to directors, employers and consultants.

Under the 2014 Plan, 2,491,000 options have been granted to employees and directors, no options have been exercised, 174,000 options have been canceled, and 2,317,000 remain outstanding as of December 31, 2015.  Options granted under the 2014 Stock Option Plan have exercise prices equivalent to the market value of the Company’s common stock on the date of grant and expire from five to ten years from date of issuance depending on the option grant date.  All options granted to employees during the years ended December 31, 2015 and 2014 vest one quarter per year on each of the first four anniversaries of their grant dates while all options granted to non-employee directors fully vest on the first anniversary date of their grant.

The Company accounts for stock-based compensation in accordance with ASC Topic 718 - Compensation — Stock Compensation.  Accordingly, stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions that enter into the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. Treasury securities in effect during the quarter in which the options were granted. The dividend yield reflects historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises in subsequent periods, as necessary, if actual forfeitures differ from those estimates.

The Company recorded share based compensation expense of approximately $13.1 million, $7.8 million and $7.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.  The Company uses the single-award method for allocating the compensation cost to each period.

The assumptions used in estimating the fair value of the stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

	2015			2014 (as Restated)			2013
Expected volatility	42%	—	47%	40%	—	71%	49%	—	68%
Expected life (in years)		4.8			4.1			4.0
Risk-free interest rate	1.5%	—	1.6%	0.9%	—	2.2%	0.7%	—	1.4%
Dividend yield		—			—			—
Fair value per stock option		$14.59			$12.89			$6.95

A summary of stock option activity within the Company’s stock-based compensation plans for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2012	9,727	$4.22
Granted	321	15.76
Exercised	(630)	4.18
Forfeited or expired	(190)	13.10
Outstanding at December 31, 2013	9,228	$4.45
Granted	1,475	28.59
Exercised	(4,226)	1.91
Forfeited or expired	(91)	22.56
Outstanding at December 31, 2014	6,386	$11.44
Granted	1,016	37.60
Exercised	(2,519)	4.09
Forfeited or expired	(121)	34.78
Outstanding at December 31, 2015	4,762	$20.33	3.41	$80,868
Exercisable at December 31, 2015	2,510	$11.28	1.43	$65,341

(1)                                 May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock at the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $97.4 million, $141.7 million and $8.9 million, respectively. As a result of the stock options exercised, the Company received cash and recorded additional paid-in-capital of approximately $10.2 million, $8.1 million and $2.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the total amount of unrecognized compensation cost related to non-vested stock options was approximately $27.2 million which is expected to be recognized as expense over a weighted-average period of 2.8 years.

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted share awards are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.

On May 2, 2014, the Company granted a total of 71,582 restricted stock units to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term for grants to certain individuals in senior management. On September 5, 2014, the Company granted a total of 257,416 restricted stock units to senior management and 8,034 shares to a Director to make the individuals who received extended option terms on May 2, 2014 whole given increased tax liabilities. The shares each vest at 25% per year on the anniversary date of the grant ending September 5, 2018. On May 3, 2013, the Company granted a total of 31,899 restricted stock units to its Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares vested on May 3, 2014.  During 2012, the Company granted 35,000 shares of restricted stock units valued at approximately $0.5 million to members of its Board of Directors, of which half vested immediately and half vested on the one year anniversary of grant.  The Company recognized compensation expense of approximately $3.9 million, $1.2 million and $0.6 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to restricted stock units.

The following is a summary of non-vested restricted stock activity:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	18	$14.63
Granted	32	15.36
Vested	(34)	14.98
Canceled	—	—
Nonvested at December 31, 2013	16	$15.36
Granted	337	35.31
Vested	(16)	15.36
Canceled	—	—
Nonvested at December 31, 2014	337	$35.31
Granted	—	—
Vested (1)	(84)	35.31
Canceled	—	—
Nonvested at December 31, 2015	253	$35.31

(1)         As a result of the delay in filing the 2015 financials, approximately 66,000 units of restricted stock vested but have not yet been issued to grantees as of and for the year ended December 31, 2015.

As of December 31, 2015, the total amount of unrecognized compensation cost related to restricted stock units was approximately $7.6 million which is expected to be recognized as expense over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The Akorn, Inc. Employee Stock Purchase Plan (the “ESPP”) permits eligible employees to acquire shares of the Company’s common stock through payroll deductions.  The ESPP has been structured to qualify under Section 423 of the Internal Revenue Code (“IRC”).  Employees who elect to participate in the ESPP may withhold from 1% to 15% of base wages toward the purchase of stock.  Shares are purchased at a 15% discount off the lesser of the market price at the beginning or the ending of the applicable offering period.  The ESPP has two offering periods each year, one running from January 1st to December 31st and the other running from July 1st to December 31st.  In a given year, employees may enroll in either plan, but not both.  Per IRC rules, annual purchases per employee are limited to $25,000 worth of stock, valued as of the beginning of the offering period.  Accordingly, with the 15% discount, employees may withhold no more than $21,250 per year toward the purchase of stock under the ESPP. During the year ended December 31, 2015 the Company suspended the ESPP plan as a direct result of the restatement and the delayed filing of 2015 quarterly and annual statements, although the Company made whole employees consistent with the plan discount based on amounts withheld through the year.

A maximum of 2 million shares of the Company’s common stock may be issued under the ESPP.  Including shares issues in early 2015 related to employee participation in the ESPP during 2014, a total of 1,420,438 shares have been issued thus far under the ESPP, leaving 579,562 shares available for future issuance.

Accordingly, the Company issued approximately 0 (zero), 67,000 and 73,000 shares of its common stock related to employee participation in the ESPP during 2015, 2014 and 2013, respectively.  For the year ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense of approximately $0.6 million, $0.4 million and $0.2 million, respectively in each period related to the ESPP.

Note 12 — Income Taxes from Continuing Operations

The income tax provision (benefit) from continuing operations consisted of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2015
Federal	$116,375	$(41,477)	$74,898
State	11,113	(2,620)	8,493
Foreign	—	(2,033)	(2,033)
	$127,488	$(46,130)	$81,358
Year ended December 31, 2014 (as Restated)
Federal	$26,114	$(14,222)	$11,892
State	2,347	(2,090)	257
Foreign	4	(1,199)	(1,195)
	$28,465	$(17,511)	$10,954
Year ended December 31, 2013
Federal	$27,985	$(3,050)	$24,935
State	4,145	2,051	6,196
Foreign	—	(598)	(598)
	$32,130	$(1,597)	$30,533

Income tax expense differs from the “expected” tax expense computed by applying the U.S. Federal corporate income tax rates of 35% to income from continuing operations before income taxes, as follows (in thousands):

	Years Ended December 31,
	2015	2014 (as Restated)	2013
Computed “expected” tax expense	$81,255	$8,870	$29,013
Change in income taxes resulting from:
State income taxes, net of Federal income tax	5,520	167	4,027
Foreign income tax expense (benefit)	(1,130)	482	622
Deduction for domestic production activities	(6,882)	(1,323)	(1,361)
R&D tax credits	(677)	(508)	(1,652)
Nondeductible acquisition fees	165	2,823	—
Other expense (benefit), net	682	(673)	(116)
Valuation allowance change	2,425	1,116	—
Income tax expense	$81,358	$10,954	$30,533

The geographical allocation of the Company’s income from continuing operations before income taxes between U.S. and foreign operations was as follows (in thousands):

	2015	2014 (as Restated)	2013
Pre-tax income from continuing U.S. operations	$241,665	$33,320	$86,382
Pre-tax loss from continuing foreign operations	(9,509)	(7,978)	(3,487)
Total pre-tax income from continuing operations	$232,156	$25,342	$82,895

Net deferred income taxes at December 31, 2015 and 2014 include (in thousands):

	December 31, 2015		December 31, 2014 (as Restated)
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Net operating loss carry-forward	$982	$22,344	$1,470	$14,390
Stock-based compensation	—	9,032	—	6,618
Chargeback reserves	83	—	2,276	—
Reserve for product returns	17,932	—	16,932	—
Inventory valuation reserve	7,819	—	7,854	—
Long-term debt	—	9,448	—	—
Other	19,085	1,236	13,491	807
Total deferred tax assets	$45,091	$42,072	$42,023	$21,815
Valuation allowance	—	(8,807)	—	(1,116)
Net deferred tax assets	$45,091	$33,265	$42,023	$20,669
Deferred tax liabilities:
Prepaid expenses	$(2,877)	$—	$(1,993)	$—
Inventory step-up	—	—	(1,619)	—
Unamortized discount — convertible notes	—	(267)	—	(1,776)
Depreciation & amortization — tax over book	—	(260,622)	—	(286,267)
Other	—	(1)	—	—
Total deferred tax liabilities	$(2,877)	$(260,890)	$(3,612)	$(288,043)
Net deferred income tax asset (liability)	$43,024	$(227,625)	$38,411	$(267,344)

The Company records a valuation allowance to reduce net deferred income tax assets to the amount that is more likely than not to be realized. In performing its analysis of whether a valuation allowance to reduce the deferred income tax asset was necessary, the Company evaluated the data and determined that as of December 31, 2015 and 2014 it could not conclude that it was more likely than not that certain of the net operating losses of its Indian subsidiary and deferred tax assets relating to net operating losses and certain employee benefit obligations of its Swiss subsidiary would be realized.  Accordingly, the Company established a valuation allowance of $8.8 million and $1.1 million against its deferred tax assets as of December 31, 2015 and 2014, respectively.  The Company had concluded that all of its deferred tax assets were more likely than not to be realized as of December 31, 2013; accordingly, no valuation allowance was in place as of that date.

The deferred tax balances have been reflected gross on the balance sheet, and are netted only if they are in the same jurisdiction.

The Company’s net operating loss (“NOL”) carry-forwards as of December 31, 2015 consist of four component pieces: (i) U.S. Federal NOL carry-forwards valued at $7.0 million, (ii) Illinois NOL carry-forwards valued at $0.6 million, (iii) foreign (Indian) NOLs of $11.2 million and (iv) foreign (Swiss) NOLs of $4.5 million.  The U.S. Federal NOL carry-forwards were obtained through the Merck Acquisition completed in the fourth quarter of 2013. The Illinois NOL carry-forwards relate to the Company’s tax losses in the decade of the 2000s and have not yet been fully utilized due to the State of Illinois’s suspension of the use of NOLs for the years 2011, 2012 and 2013.  These NOLs would be due to expire from 2021 to 2025, and are expected to be utilized well before their expiration dates.  The Indian NOL carry-forwards relate to operating losses by the Company’s subsidiary in India, which was acquired in 2012.  Of the $11.2 million Indian NOL, $2.4 million expire beginning in 2022; the Company has established a valuation allowance against this entire amount.  The remaining $8.8 million of the Indian NOLs can be carried forward indefinitely, and the Company has concluded that they are more likely than not to be utilized and therefore has not established a valuation allowance against them.  The Swiss NOL was obtained through the Hettlingen Acquisition completed in the first quarter of 2015. It begins to expire in 2016 and, accordingly, the Company has established a valuation allowance against the entire amount. The Company previously had valued NOL carry-forwards in the State of New Jersey.

However, due to changes in the tax law, the Company determined that these NOLs would never be utilized and wrote them off during 2013.

The Company is currently undergoing an examination of its Federal income tax return for the year ended December 31, 2013 by the Internal Revenue Service.  The Company’s VersaPharm Pharmacal subsidiary is currently undergoing an examination by the Internal Revenue Service for its tax years ended December 31, 2013 and August 12, 2014.  The Company’s Hi-Tech Pharmacal subsidiary has also been notified that its Federal income tax return for the year ended April 17, 2014 will be examined beginning in 2016.  Additionally, the Company is undergoing examinations by Illinois and Massachusetts for various tax years.  The Company’s U.S. Federal income tax returns filed for years 2011 through 2014 are open for examination by the Internal Revenue Service.  The majority of the Company’s state and local income tax returns filed for years 2012 through 2014 remain open for examination as well.

In accordance with ASC 740-10-25 - Income Taxes — Recognition, the Company performs reviews of its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company reserves based on the financial exposure and the likelihood of its tax positions not being sustained.  Based on its review as of December 31, 2015, the Company determined that it would not recognize tax benefits as follows (in thousands):

Balance at December 31, 2012	$1,485
Additions relating to current year	589
Terminations of exposures relating to prior years	(1,229)
Balance at December 31, 2013	$845
Additions relating to current year (as Restated)	709
Additions relating to acquired entities (as Restated)	456
Balance at December 31, 2014 (as Restated)	$2,010
Additions relating to current year	356
Payments of amounts relating to prior years	(81)
Balance at December 31, 2015	$2,285

If recognized, $1.9 million of the above positions will impact the Company’s effective rate, while the remaining $0.4 million will result in a reduction of the Company’s goodwill.  Due to the uncertainty of both timing and resolution of potential income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2015 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.  The Company accounts for interest and penalties as income tax expense.

Note 13 — Retirement Plan

All full-time Akorn employees are eligible to participate in the Company’s 401(k) Plan. During the years ended December 31, 2015, 2014 and 2013, plan-related expense totaled approximately $1.8 million, $1.3 million and $0.8 million, respectively. The Company provides a matching contribution based on a percentage of the amount contributed by each employee, which is funded on a current basis.  The Company suspended its match on 401(k) contributions during 2009 and did not match 401(k) contributions through March 31, 2010.  Effective April 1, 2010, the Company reinstituted a matching contribution at a rate of 25% of the first 6% contributed by employees.  On January 1, 2011, the Company increased its matching contribution to 50% of the first 6% contributed, and has maintained this match rate through December 31, 2015.  Company matching contributions vest 50% after two years of credited service and 100% after three years of credited service.

Note 14 — Segment Information

During the year ended December 31, 2014, the Company acquired Hi-Tech and as a result, underwent a change in the organizational and reporting structure of the Company’s reportable segments, establishing two reporting segments that each report to the Chief Operating Decision Maker (“CODM”), as defined in ASC Topic 280 - Segment Reporting, and CEO. Our performance will be assessed and resources will be allocated by the CODM based on the following two reportable segments:

• Prescription Pharmaceuticals

• Consumer Health

Prior to this realignment the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services.

The changes combine operations that have a similar product type, serve comparable customers and address similar business issues and industry dynamics. The new segment reporting structure provides shareholders and other users of our financial statements with more useful information about our segments.

Current Segments
			Prescription Pharmaceuticals	Consumer Health
Former Segments	Akorn	Ophthalmics	X	X (a)
		Hospital Drugs and Injectables	X
		Contract Services	X
	Hi-Tech	Generic Pharmaceuticals (“Hi-Tech”) Generic”)	X
		OTC Branded Pharmaceuticals (“HCP”)		X (b)
		Prescription Brands (“ECR”)	X (c)

(a)         Represents the previous acquisition of Advanced Vision Research, Inc./TheraTears®

(b)         Represents the previous Hi-Tech reportable segment HCP (“Health Care Products”)

(c)          Represents the previous Hi-Tech reportable segment ECR which was divested during the year ended December 31, 2014 and whose results have been included within discontinued operations.

The Company’s Prescription Pharmaceutical segment principally consists of generic and branded Prescription Pharmaceuticals products which span a broad range of indications as well as a variety of dosage forms including: sterile ophthalmics, injectables and inhalants, and non-sterile oral liquids, topicals, nasal sprays. The Company’s Consumer Health segment principally consists of animal health and OTC products, both branded and private label.  OTC products include a suite of products for the treatment of dry eye sold under the TheraTears® brand name.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reporting segment is presented below (in thousands). The Company has recasted prior periods including the year ended December 31, 2013 to reflect the strategic realignment described above.

	Years ended December 31,
	2015	2014 (as Restated)	2013
REVENUES
Prescription Pharmaceuticals	$924,472	$504,688	$279,911
Consumer Health	60,604	50,360	37,800
Total revenues	$985,076	$555,048	$317,711
GROSS PROFIT
Prescription Pharmaceuticals	$566,298	$233,833	$151,182
Consumer Health	29,714	27,527	20,722
Total gross profit	$596,012	$261,360	$171,904

The Company manages its business segments to the gross profit level and manages its operating and other costs on a company-wide basis. Inter-segment activity at the gross profit level is minimal. The Company does not have discrete assets by segment, as certain manufacturing and warehouse facilities support more than one segment, and therefore does not report assets by segment.

During 2015, 2014 and 2013, approximately $37.0 million, $16.6 million and $27.3 million of the Company’s net revenue, respectively, was from customers located in foreign countries.  Sales generated by AIPL, the Company’s wholly owned subsidiary in India, accounted for $2.3 million, $7.2 million and $15.8 million of the foreign sales amounts for 2015, 2014 and 2013, respectively.  In these years, AIPL sold product exclusively to contract customers in India and to export customers in unregulated world markets, outside the United States, which has declined in the current year due to a reduction in the customer base. Offsetting this decrease was the addition of Akorn AG plant location in Hettlingen, Switzerland which generated $27.5 million of net revenue in the year ended December 31, 2015.

Goodwill from the Company’s acquisition of Advanced Vision Research, Inc. in May 2011, the acquisition of selected assets of Kilitch Drugs (India) Limited in February 2012, the acquisition of Hi-Tech and subsequent disposal of the Watson assets on April 17, 2014, the disposal of the ECR component June 20, 2014 and the acquisition of VersaPharm on August 12, 2014 have been allocated to the appropriate reportable segment and reporting unit.  The carrying amounts of goodwill as restated by segment were as follows (in thousands):

	Prescription Pharmaceuticals	Consumer Health	Total
December 31, 2013	$17,968	$11,863	$29,831
Acquisitions and other adjustments (as restated)	266,395	4,854	271,249
Impairments	—	—	—
Dispositions (as restated)	(15,284)	—	(15,284)
Foreign currency translations	(513)	—	(513)
December 31, 2014 (as restated)	$268,566	$16,717	$285,283
Impairments	—	—	—
Dispositions	—	—	—
Foreign currency translations	(573)	—	(573)
December 31, 2015	$267,993	$16,717	$284,710

Note 15 — Commitments and Contingencies

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

The Company is engaged in various supply agreements with third parties which obligate the Company to purchase various API or finished products at contractual minimum levels. None of these agreements are individually or in aggregate material to the Company. Further, the Company does not believe at this time that any of the purchase obligations represent levels above that of normal business demands.

The table below summarizes contingent potential milestone payments due to strategic partners in the years 2016 and beyond, assuming all such contingencies occur (in thousands):

Year ending December 31,	Milestone Payments
2016	$14,662
2017	4,384
2018	1,770
2019 and Beyond	—
Total	$20,816

The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined. Despite the inherent uncertainties of litigation, management of the Company believes that the ultimate disposition of such proceedings and exposures will not have a material adverse impact on the financial condition, results of operations, or cash flows of the Company. Legal proceedings which may have a material effect on the Company have been further disclosed in Note 22 “Legal Proceedings” and are herein incorporated by reference.

Note 16 — Supplemental Cash Flow Information (in thousands)

	Year ended December 31,
	2015	2014 (as Restated)	2013
Interest and taxes paid:
Interest paid	$54,763	$31,413	$4,320
Income taxes paid	$34,404	$6,294	$27,450

Note 17 — Recently issued and adopted Accounting Pronouncements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its statement of financial position or financial statement disclosures.

In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers: Principal versus Agent Considerations.  The amendments of this standard are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09 and ASU 2015-14. The Company is currently evaluating the impact that ASU 2016-08 will have on its statement of financial position or financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02 - Leases which establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than one year. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. The Company is currently evaluating the impact that ASU 2016-02 will have on its statement of financial position or financial statement disclosures.

In November 2015, the FASB issued ASU 2015-17 - Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.

In September 2015, the FASB issued ASU 2015-16 - Business Combinations. ASU 2015-16 simplifies the accounting for measurement-period adjustments by requiring adjustments to provisional amounts in a business combination to be recognized in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-16 will have on its statement of financial position or financial statement disclosures.

In August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that ASU 2014-09 will have on its statement of financial position or financial statement disclosures.

In July 2015, the FASB issued ASU 2015-12 - Plan Accounting: Defined Benefit Plans (Topic 960) Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965). The standard (1) requires an employee benefit plan to use contract value as the only measurement amount for fully benefit-responsive investment contracts, (2) simplifies and increases the effectiveness of plan investment disclosure requirements for employee benefit plans, and (3) provides employee benefit plans with a measurement-date practical expedient. The standard will be effective for the Plan beginning in fiscal year 2017, with early adoption permitted. The Company is currently evaluating the ASU 2015-12 will have on its statement of financial position or financial statement disclosures.

In July 2015, the FASB issued ASU 2015-11 - Inventory. ASU 2015-11 simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-11 will have on its statement of financial position or financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03 - Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-03 will have on its statement of financial position or financial statement disclosures.

In August 2014, the FASB issued ASU 2014-15 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.. The Company is currently evaluating the impact that ASU 2014-15 will have on its statement of financial position or financial statement disclosures.

In May 2014, FASB issued ASU 2014-09 - Revenue from Contracts with Customers, which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in ASC 605 -  Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in ASC 605-35 - Revenue Recognition - Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will be required to use more judgment and make more estimates than under previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09, as amended by ASU 2015-14,  is effective for the Company for the fiscal year beginning January 1, 2018 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach, as permitted under the standard. Early adoption of the standard is permitted beginning on January 1, 2017. The Company is currently evaluating the impact that ASU 2014-09 will have on its statement of financial position or financial statement disclosures.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, which were not expected to have continuing cash flows should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. ASU 2014-08 was adopted by the Company for the year beginning January 1, 2015 and did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.   ASU 2013-11 was issued to eliminate the diversity in practice in presentation of unrecognized tax benefits, and amends ASC 740 - Income Taxes, to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to the new guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only being netted against carryforwards that are created by the unrecognized tax benefits. The revised guidance was adopted by the Company for the year beginning January 1, 2014 and did not have a material impact on the Company’s consolidated financial statements.

Note 18 — Business Combinations, Dispositions and Other Strategic Investments

Akorn AG (formerly Excelvision AG)

On July 22, 2014, Akorn International S.à r.l., a wholly owned subsidiary of Akorn, Inc. entered into a share purchase agreement with Fareva SA, a private company headquartered in France to acquire all of the issued and outstanding shares of capital stock of its wholly owned subsidiary, Excelvision AG for 21.7 million CHF (“Swiss Francs”), net of certain working capital and inventory amounts. Excelvision AG was a contract manufacturer located in Hettlingen, Switzerland specializing in ophthalmic products. On April 1, 2016 the name of Excelvision AG was changed to Akorn AG.

On January 2, 2015, the Company acquired all of the outstanding shares of capital stock of Excelvision AG for $28.4 million U.S. dollars (“USD”) funded through available cash on hand including other net working capital and inventory amounts. The Company’s acquisition of Akorn AG is being accounted for as a business combination in accordance with ASC 805 - Business Combinations.  The purpose of the acquisition was to expand the Company’s manufacturing capacity.

During the years ended December 31, 2015 and 2014, the Company recorded approximately $0.2 million and $0.3 million, respectively, in acquisition-related expenses in connection with the Akorn AG Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s condensed and consolidated statement of comprehensive income.

The following table sets forth the consideration paid for the Akorn AG acquisition and the fair values of the acquired assets and assumed liabilities (in millions of USD) as of the acquisition date adjusted in accordance with GAAP.  The figures below are preliminary and subject to review of the facts and assumptions used to determine the fair values of the acquired assets developed utilizing an income approach and may differ from historical financial results of Akorn AG.

Consideration:
Amount of cash paid	$25.9
Outstanding amount payable to Fareva	2.5
Total consideration at closing	$28.4

Recognized amounts of identifiable assets acquired:
Cash and cash equivalents	$1.2
Accounts receivable	3.4
Inventory	4.2
Other current assets	0.9
Property and equipment	26.6
Total assets acquired	36.3
Assumed current liabilities	(1.7)
Assumed non-current liabilities	(3.9)
Deferred tax liabilities	(1.4)
Total liabilities assumed	(7.0)
Bargain purchase gain	(0.9)
Fair value of assets acquired	$28.4

Through its acquisition of Akorn AG the Company recognized a bargain purchase gain of $0.9 million which was largely derived from the difference between the fair value and the book value of the property and equipment acquired through the acquisition. Bargain purchase gain has been recognized within net income for the year ended December 31, 2015.

During the year ended December 31, 2015, the Company recorded net revenue of approximately $27.5 million related to sales from the Akorn AG location subsequent to acquisition.

Lloyd Animal Health Products

On October 2, 2014, Akorn Animal Health, Inc., a wholly owned subsidiary of the Company entered into a definitive Product acquisition agreement with Lloyd, Inc., to acquire certain rights and inventory related to a suite of animal health injectable products (the “Lloyd Products”) used in pain management and anesthesia. The Company acquired the products for $16.1 million, funded through available cash paid at closing, and a contingent payment of $2.0 million, discounted to $1.9 million using a 4.5% discount rate and other unobservable inputs, which was paid in 2015. The Company’s acquisition of the Lloyd Products is being accounted for as a business combination in accordance with ASC 805 - Business Combinations.  The purpose of the acquisition is to expand the Company’s animal health product portfolio.

The following table sets forth the consideration paid for the Lloyd Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below may differ from historical financial results of the Lloyd Products.

Consideration:
Amount of cash paid	$16.1
Fair value of contingent payment	1.9
Total consideration at closing	$18.0

Recognized amounts of identifiable assets acquired:
Accounts receivable	0.1
Inventory	2.5
Product licensing rights	10.0
IPR&D	5.5
Accounts payable assumed	(0.1)
Fair value of assets acquired	$18.0

IPR&D assets represent ongoing in-process research and development projects obtained through the acquisition. Weighted average remaining amortization period of intangible assets acquired through the Lloyd acquisition as of the closing date was 10.7 years. The rights to Lloyd Products are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of December 31, 2015.

The Company has not provided pro forma revenue and earnings of the Company as if the Lloyd Products Acquisition was completed as of January 1, 2014 because to do so would be impracticable. The acquired Lloyd Product rights were not managed as a discrete business by the previous owner. Accordingly, determining the pro forma revenue and earnings of the Company including the Lloyd Products acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

Xopenex Inhalation Solutions

On October 1, 2014, the Company entered into a definitive product acquisition agreement with Sunovion Pharmaceuticals Inc., to acquire certain rights and inventory related to the branded product, Xopenex® Inhalation Solution (levalbuterol hydrochloride) (the “Xopenex Product”) for $45 million, funded through available cash paid at closing, less certain liabilities for product return reserves, rebates, and chargeback reserves, which were assumed by Oak Pharmaceuticals, Inc. (“Oak”), a subsidiary of Akorn, subject to a cap. The total cash paid at closing was $41.5 million, which was net of certain liabilities for product return reserves, rebates, and chargeback reserves assumed by the Company.

Xopenex® is indicated for the treatment or prevention of bronchospasm in adults, adolescents, and children 6 years of age and older with reversible obstructive airway disease. The Company’s acquisition of Xopenex® (the “Xopenex Acquisition”) is being accounted for as a business combination in accordance with ASC 805 - Business Combinations.  The purpose of the Xopenex Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals.

Pursuant to the purchase agreement, certain trademarks and patents related to the Xopenex Product will be licensed to Oak by Sunovion. Further, in connection with closing the Xopenex acquisition, the Company and Sunovion entered into a customary transition services agreement. Additionally, the Company assumed a distribution agreement for authorized generic of the product and assumed certain open purchase orders placed in ordinary course for active pharmaceutical ingredients.

The following table sets forth the consideration paid for the Xopenex Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below may differ from historical financial results of the Xopenex Product.

Consideration:
Amount of cash paid	$41.5
Product returns and reserves assumed	3.5
Total consideration at closing	$45.0

Recognized amounts of identifiable assets acquired:
Accounts Receivable, net (product returns and reserves assumed)	(3.5)
Inventory	6.3
Product licensing rights	38.7
Fair value of net assets acquired	$41.5

Weighted average remaining amortization period of the intangible asset acquired as of the closing date was 10 years. The rights to Xopenex® are included within product licensing rights, net on the Company’s condensed consolidated balance sheet as of December 31, 2015.  During the years ended December 31, 2015 and 2014, the Company recorded approximately $0.1 million and $0.7 million, respectively, in acquisition related expenses in connection with the Xopenex acquisition.

VPI Holdings Corp. Inc.

On August 12, 2014, the Company completed its acquisition of VersaPharm, for a total purchase price of approximately $433.0 million, subject to net working capital adjustments. This purchase price was based on acquiring all outstanding equity interests of VPI Holdings Corp. (“VPI”), the parent company of VersaPharm and was equal to $440.0 million, net of various post-closing adjustments related to working capital, cash, and transaction expenses of approximately $7.0 million.

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

The acquisition was approved by the Federal Trade Commission (“FTC”) on August 4, 2014 following review pursuant to provisions of Hart-Scott Rodino Act (“HSR”). In connection with the VersaPharm acquisition, the Company entered into an agreement (the “Rifampin Divestment Agreement”) with Watson, a wholly owned subsidiary of Allergan, Inc. (formerly Actavis plc), to divest certain rights and assets to the Company’s Rifampin injectable pending ANDA. Under the terms of the disposition the Company received $1.0 million for the pending product rights and recorded a gain of $0.8 million in Other non-operating income, net in the year ended December 31, 2014 related to the divestment.

VersaPharm was a developer and marketer of multi-source prescription pharmaceuticals. We believe the acquisition complements and expands our product portfolio by diversifying our offering to niche dermatology markets. VersaPharm’s product portfolio, pipeline and development capabilities were complimentary to the Hi-Tech Pharmacal Co., Inc. (“Hi-Tech”) acquisition, described below, through which we acquired manufacturing capabilities needed for many of VersaPharm’s current and pipeline products. The VersaPharm Acquisition also enhanced our new product pipeline as VersaPharm had significant R&D experience and knowledge and numerous in-process research and development (“IPR&D”) products which were under active development.

The VersaPharm Acquisition was principally funded through a $445.0 million Incremental Term Loan Facility entered into concurrent with completing the acquisition, and through available Akorn cash. For further details on the term loan financing, please refer to the description in Note 8 — Financing Arrangements.

During the years ended December 31, 2015 and 2014, the Company recorded approximately $0.5 million and $8.1 million, respectively, in acquisition-related expenses in connection with the VersaPharm Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the VersaPharm Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below may differ from historical financial results of VersaPharm.

Consideration:	Fair Valuation
Amount of cash paid to VersaPharm stockholders	$322.7
Amount of cash paid to vested VersaPharm option holders	14.2
Amounts paid to escrow accounts	10.3
Transaction expenses paid for previous owners of VersaPharm	3.4
Total consideration paid at closing	350.6
VersaPharm debt paid off through closing cash	82.4
Total cash paid at closing	$433.0

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$0.1
Accounts receivable	3.1
Inventory	21.0
Other current assets	2.8
Property and equipment	1.5
Trademarks	1.0
Product licensing rights	250.8
Intangibles, other	5.2
IPR&D	212.3
Goodwill	100.0
Total assets acquired	$597.8
Assumed current liabilities	(12.2)
Assumed non-current liabilities	(81.8)
Deferred tax liabilities	(153.2)
Total liabilities assumed	$(247.2)
$350.6

Goodwill represents expected synergies resulting from the combination of the entities and other intangible assets that do not qualify for separate recognition, while IPR&D assets represent ongoing projects obtained through the acquisition. The Company does not anticipate being able to deduct any of the associated incremental value of goodwill and other intangible assets for income tax purposes, but expects to be able to deduct approximately $43.2 million of value associated with pre-existing VersaPharm goodwill and other intangible assets for income tax purposes in future periods.

During the years ended December 31, 2015 and 2014, the Company recorded net revenue of approximately $63.9 million and $24.5 million, respectively related to sales of the VersaPharm currently marketed products subsequent to acquisition.

Weighted average remaining amortization period of intangible assets acquired other than goodwill and IPR&D through the VersaPharm acquisition as of the closing date was 11.4 years  in aggregate, 11.4 years  for product licensing rights, 11.0 years  for other intangibles, and 3 years for trademarks.

Hi-Tech Pharmacal Co., Inc.

On April 17, 2014, the Company completed its acquisition of Hi-Tech for a total purchase price of approximately $650.0 million. This purchase price was based on acquiring all outstanding shares of Hi-Tech common stock for $43.50 per share, buying out the intrinsic value of Hi-Tech’s stock options, and paying the single-trigger separation payments to various Hi-Tech executives due upon change in control. The total consideration paid is net of Hi-Tech’s cash acquired subsequent to Hi-Tech’s payment of $44.6 million of stock options and single-trigger separation payments as of April 17, 2014.

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

In connection with the Hi-Tech acquisition, the Company entered into an agreement (the “Divestment Agreement”) with Watson Laboratories, Inc., a wholly owned subsidiary of Allergan, Inc. (formerly Actavis plc), to divest certain rights and assets, as further discussed below.

Hi-Tech was a specialty pharmaceutical company which developed, manufactured and marketed generic and branded prescription and OTC drug products. Hi-Tech specialized in liquid and semi-solid dosage forms and produced and marketed a range of oral solutions and suspensions, topical ointments and creams, nasal sprays, otics, sterile ophthalmics and sterile ointment and gel products. Hi-Tech’s Health Care Products division was a developer and marketer of OTC products, and their ECR subsidiary marketed branded prescription products. ECR was divested during the year ended December 31, 2014.

The Hi-Tech Acquisition complemented and expanded our manufacturing capabilities and product portfolio by diversifying our offerings to our retail customers beyond ophthalmics to other niche dosage forms such as oral liquids, topical creams and ointments, nasal sprays and otics. The Hi-Tech Acquisition also enhanced our new product pipeline. Further, the Hi-Tech Acquisition added branded OTC products in the categories of cough and cold, nasal sprays and topicals to our TheraTears® brand of eye care products.

The Hi-Tech Acquisition was principally funded through a $600.0 million term loan entered into concurrent with completing the acquisition, and through Hi-Tech cash assumed through the acquisition.

During the years ended December 31, 2015, 2014 and 2013 the Company recorded approximately $0.8 million, $21.3 million and $1.6 million, respectively, in acquisition-related expenses in connection with the Hi-Tech Acquisition. These expenses principally consisted of various legal fees and other acquisition costs which have been recorded within “acquisition related costs” as part of operating expenses in the Company’s consolidated statement of comprehensive income in the applicable periods.

The following table sets forth the consideration paid for the Hi-Tech Acquisition and the fair values of the acquired assets and assumed liabilities (in millions) as of the acquisition date adjusted in accordance with GAAP.  The figures below may differ from historical financial results of Hi-Tech.

Consideration:	Fair Valuation
Amount of cash paid to Hi-Tech shareholders	$605.0
Amount of cash paid to vested Hi-Tech option holders	40.5
Amount of cash paid to key executives under single-trigger separation payments upon change-in-control	4.1
$649.6

Recognized amounts of identifiable assets acquired and liabilities assumed:	Fair Valuation
Cash and cash equivalents	$89.7
Accounts receivable	48.6
Inventory	52.4
Other current assets	34.0
Property and equipment	45.2
Product licensing rights	339.6
IPR&D	9.4
Customer Relationships	0.3
Trademarks	5.5
Goodwill	171.3
Other non-current assets	0.6
Total assets acquired	$796.6
Assumed current liabilities	(22.6)
Assumed non-current liabilities	(3.3)
Deferred tax liabilities	(121.1)
Total liabilities assumed	$(147.0)
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

During the years ended December 31, 2015 and 2014, the Company recorded net revenue of approximately $324.5 million and $150.7 million, respectively related to sales of the Hi-Tech currently marketed products subsequent to acquisition.

Weighted average amortization period of intangible assets acquired other than goodwill and IPR&D through the Hi-Tech acquisitions as of the closing date was 15.6 years in aggregate, 15.7 years for product licensing rights, 1.0 year  for customer relationships and 9 years for trademarks.

Watson Product Disposition

In connection with the Hi-Tech acquisition, Akorn entered into an agreement (the “Disposition Agreement”) with Watson to dispose of certain rights and assets related to three Hi-Tech products marketed under Abbreviated New Drug Applications (“ANDAs”) — Ciprofloxacin Hydrochloride Ophthalmic Solution, Levofloxacin Ophthalmic Solution and Lidocaine Hydrochloride Jelly — and one Akorn product marketed under a New Drug Application: Lidocaine/Prilocaine Topical Cream, collectively “the products.” The Disposition Agreement further included one product under development. Net revenues for the Akorn products: Lidocaine/Prilocaine Topical Cream were approximately $1.5 million and $6.8 million in the years ended December 31, 2014 and 2013, respectively. This disposition was required pursuant to a proposed consent order accepted by vote of the FTC on April 11, 2014. The closing of the disposition agreement, which was contingent upon the consummation of the Company’s acquisition of 50% or more of the voting securities of Hi-Tech, took place on April 17, 2014. Under the terms of the disposition the Company received $16.8 million for the intangible product rights, associated goodwill, and saleable inventory of the products denoted above. The Company recorded a gain of $8.5 million in Other (expense) income, net in the year ended December 31, 2014, resulting from the difference of the consideration received and assets disposed.

Calculation of gain from Watson product disposition (in millions)
Consideration received	$16.8
Intangible assets disposed	(5.9)
Goodwill disposed	(1.1)
Other assets disposed	(1.3)
Pre-Tax gain recognized	$8.5

Upon completing the Watson product disposition, the Company entered into a master supply agreement with Watson whereby the Company will continue manufacturing the products for a transitional period. The parties also entered into a transition services agreement, the purpose of which is to affect a smooth transfer of all intellectual property and necessary historical data to complete the ownership transfer to Watson.

ECR Divestiture

On June 20, 2014, the Company divested its subsidiary, ECR, excluding three branded products (specifically Cormax®, VoSol® HC, and Zolvit® Oral Solution otherwise known as “Lortab Elixir”) to Valeant Pharmaceuticals International, Inc. (“Valeant”) for $41.0 million in cash and assumption of certain liabilities. Through the divestiture, the Company recognized a nominal gain on the sale of the intangible product rights, associated goodwill, saleable inventory and other assets of ECR. ECR, which promotes certain branded pharmaceuticals through its sales force, was acquired through the acquisition of Hi-Tech. As the Company has divested a component of the combined entity and does not expect material continuing cash flows, ECR results which included a net loss from discontinued operations of $0.5 million, net of tax for the period from acquisition to disposition (which both occurred during the year ended December 31, 2014) have been included within discontinued operations in the consolidated statements of comprehensive income.

Calculation of gain/from ECR Divestiture (in millions)
Consideration received	$41.0
Intangible assets divested	(29.8)
Goodwill divested	(14.2)
Other assets divested	(1.2)
Assumed liabilities divested	5.1
Pre-Tax Gain recognized	$0.9

Zioptan Acquisition

On April 1, 2014, the Company acquired the rights to the U.S. NDA for Zioptan®, a prescription ophthalmic eye drop indicated for reducing elevated intraocular pressure in patients with open-angle glaucoma or ocular hypertension, from Merck, Sharp and Dohme Corp. (“Merck”). The Company’s acquisition of the rights to the U.S. NDA for Zioptan® (the “Zioptan Acquisition”) is being accounted for as a business combination in accordance with ASC 805 - Business Combinations. The purpose of the Zioptan Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals. The total cash consideration at closing was $11.2 million, all of which was recognized as product licensing rights as of the acquisition date and has an amortization period of 10 years.

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

The rights to the U.S. NDA for Zioptan® are included within product licensing rights, net on the Company’s consolidated balance sheet as of December 31, 2015.

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

Betimol Acquisition

On January 2, 2014, the Company acquired the NDA rights to Betimol®, a prescription ophthalmic eye drop for the reduction of eye pressure in glaucoma patients, from Santen. The Company’s acquisition of U.S. NDA rights to Betimol® (the “Betimol Acquisition”) is being accounted for as a business combination in accordance with ASC 805 - Business Combinations. The purpose of the Betimol Acquisition is to expand the Company’s product portfolio of prescription pharmaceuticals. The total consideration will be equal to 1.5 times the Company’s net sales of Betimol® in the first year following acquisition, such year starting upon the Company’s first sale of the product. The Company paid $7.5 million upon completing the acquisition and paid the remaining amount of $4.7 million following the first year post-acquisition in June 2015. There is also a provision for a $2.0 million increase to the total consideration should net sales of Betimol® exceed $14.0 million in any one of the first five years following acquisition, the Company currently has valued this at $0.

Upon completing the Betimol Acquisition, the Company entered into a supply agreement with Santen whereby Santen will continue manufacturing Betimol® for a transitional period. The transfer price, per the terms of the supply agreement, will equal Santen’s cost of active pharmaceutical ingredients (“API”) plus actual cost of manufacturing the product, making this a favorable contract pursuant to ASC 805 — Business Combinations. The parties also entered into a transition services agreement, the purpose of which is to affect a smooth transfer of all intellectual property and necessary historical data to complete the ownership transfer to the Company.

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
$11.5

The U.S. NDA rights to Betimol® are included within product licensing rights, net on the Company’s consolidated balance sheet as of December 31, 2015 and has an amortization period of 15 years. The favorable supply agreement is included within other long-term assets on the Company’s consolidated balance sheet as of December 31, 2015.

The Company originally estimated that it would owe additional consideration to Santen of approximately $4.5 million. Since this was a performance-based earn-out payment, this additional consideration was originally discounted to approximately

$4.0 million. As noted above and during the year ended December 31, 2015, the Company remitted payment of $4.7 million to settle the outstanding Santen liability in full, recognizing an additional $0.2 million of contingent earn-out expense.

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

Merck Products Acquisition

On November 15, 2013, the Company acquired from Merck the U.S. rights to three branded ophthalmic products for $52.8 million in cash (the “Merck Acquisition”). The acquired assets met the definition of a business, and accordingly, have been accounted for as a business combination in accordance with ASC 805 - Business Combinations. The Merck Acquisition included Inspire Pharmaceuticals, Inc. (“Inspire”), a wholly owned subsidiary of Merck. This legal entity owns the U.S. rights to AzaSite®, a prescription eye drop used to treat bacterial conjunctivitis. The U.S. rights to the other two products involved in the acquisition, Cosopt® and Cosopt® PF (preservative free), were purchased directly from Merck. The Cosopt® products are prescription sterile eye drop solutions used to lower the pressure in the eye in people with open-angle glaucoma or ocular hypertension. The acquisition of these products expands the Company’s ophthalmic product portfolio to include branded, prescription eye drops, and is complementary to the Company’s existing portfolio of products. The Company believes that this acquisition leverages its existing sales force and ophthalmic and optometric physician relationships.

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

Through its acquisition of Inspire Pharmaceuticals, Inc. (“Inspire”) the Company assumed that entity’s net operating loss carry-forwards (“NOLs”) and unamortized start-up costs. The “deferred tax assets, net” listed above represents the difference between the acquired deferred tax assets, the NOLs, and unamortized start-up costs, and the acquired deferred tax liabilities, which represent the book versus tax basis differences in the product rights. The bargain purchase amount was largely derived from the difference between the fair value and the economic value, as calculated through discounted cash flow analysis, of the deferred tax assets, net. In particular, due to the long-term nature of the NOLs acquired, the book value of the resulting deferred tax asset significantly exceeded its discounted cash flow value.

The Company anticipates amortizing the acquired products on a straight-line basis from the Merck Acquisition date through December 31, 2019. The Merck Acquisition agreement specified the tax values assigned to each product. The tax value of AzaSite® product rights will not be amortizable for tax purposes, as these rights were obtained through the stock acquisition of Inspire. The Company anticipates that the assigned tax values of Cosopt® and Cosopt® PF will be amortizable for tax purposes over a 15-year period.

The Company has not provided pro forma revenue and earnings of the Company as if the Merck Acquisition was completed as of January 1, 2014 because to do so would be impracticable. The products acquired from Merck were not managed as a discrete business by Merck. Accordingly, determining the pro forma revenue and earnings of the Company including the Merck Acquisition would require significant estimates of amounts, and it is impossible to distinguish objectively information about such estimates that provides evidence of circumstances that existed on the dates at which those amounts would be recognized and measured, and would have been available when the financial statements for that prior period were issued.

Other Individually Insignificant Product Acquisitions

During 2015, 2014 and 2013, the Company paid $3.8 million, $2.8 million and $2.7 million, respectively, for the acquisition of drug product licensing rights (NDA, ANDA and ANADA rights) which were not individually significant. No assets were acquired other than the drug rights, and no liabilities were assumed.

Pro Forma Operations

The unaudited pro forma results presented below reflect the consolidated results of operations inclusive of the Akorn AG acquisition which occurred during the year ended December 31, 2015, as if the transaction had taken place on January 1, 2015, and the Xopenex acquisition, VersaPharm acquisition and Akorn Rifampin product divestiture (“VersaPharm transactions”), and the Hi-Tech acquisition, Watson product disposition and ECR divestiture (“Hi-Tech transactions”) which occurred during the year ended December 31, 2014, as if the transactions had taken place on January 1, 2014. The pro forma results include amortization associated with the acquired tangible and intangible assets, interest on debt incurred for the transactions, amortization of inventory step-up, acquisition related expenses and income tax expense affected for the pro forma results. The unaudited pro forma financial information presented below does not reflect the impact of any actual or anticipated synergies expected to result from the acquisitions. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2015	2014
Revenue	$985,077	$696,637
Net income from continuing operations	149,522	25,843
Net income from continuing operations per share	$1.19	$0.21

Other Strategic Investments

On August 1, 2011, the Company entered into a Series A-2 Preferred Stock Purchase Agreement to acquire a minority ownership interest in Aciex Therapeutics Inc. (“Aciex”), a private ophthalmic development pharmaceutical company based in Westborough, Massachusetts, for $8.0 million in cash. Subsequently, on September 30, 2011, the Company entered into Amendment No. 1 to Series A-2 Preferred Stock Purchase Agreement to acquire additional shares of Series A-2 Preferred Stock in Aciex for approximately $2.0 million in cash. On April 17, 2014, the Company entered into a secured note and warrant purchase agreement to acquire secured, convertible promissory notes of Aciex for approximately $0.4 million in cash. On June 27, 2014, the Company entered into a second secured note and warrant purchase agreement to acquire additional secured, convertible promissory notes of Aciex for an additional amount of approximately $0.4 million. The Company’s aggregate investment in Aciex was $10.8 million at cost. Aciex was an ophthalmic drug development company focused on developing novel therapeutics to treat ocular diseases. Aciex’s pipeline consisted of both clinical stage assets and pre-investigational new drug stage assets. The investments detailed above provided the Company with an ownership interest in Aciex of below 20%. The Aciex Agreement and Aciex Amendment contained certain customary rights and preferences over the common stock of Aciex and further provided that the Company would have had the right to a seat on the Aciex board of directors.

On July 2, 2014 Nicox S.A., (“Nicox”) an international company entered into an arrangement to acquire all of the outstanding equity of Aciex (the “Aciex Acquisition”).

On October 22, 2014 Nicox shareholders voted to approve the Aciex Acquisition. The transaction was consummated on October 24, 2014, following the completion of certain legal conditions and formalities. As consideration for its carried investment in Aciex, the Company received from the Aciex Acquisition pro-rata shares of Nicox which are publically traded on the Euronext Paris exchange. Through the closing the Company received approximately 4.3 million shares of Nicox which were subject to certain lockup provisions preventing immediate sale of underlying shares received for the Company’s investment in an available for sale security.

Through the year ended December 31, 2015 and 2014 the Company sold 1.1 million and 0.2 million unrestricted shares of Nicox for approximately $2.6 million and $0.6 million realizing a loss of $0.2 million and an immaterial gain on the sale of shares, respectively.

In accordance with ASC 820, the Company records unrealized holding gains and losses on the remaining available for sale securities in the “Accumulated other comprehensive income” caption in the consolidated Balance Sheet. For the year ended December 31, 2015 the Company recognized an unrealized holding loss, net of tax of $1.6 million as calculated based on the discounted value of the investment given the contractual lockup provisions. The Company has determined that of the remaining $5.9 million of unrealized fair value associated with the investment, all $5.9 million is available to be converted to cash within one year from the balance sheet date and has been classified as a current asset.

Note 19 — Customer, Supplier and Product Concentration

Customer Concentration

In 2015, 2014 and 2013, a significant portion of the Company’s gross and net sales reported were through three large wholesale drug distributors, and a significant portion of  the Company’s accounts receivable as of December 31, 2015, 2014 and 2013 were due from these wholesale drug distributors as well. AmerisourceBergen Corporation (“Amerisource”), Cardinal Health, Inc. (“Cardinal”) and McKesson Corporation (“McKesson”) are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  Aside from these three wholesale drug distributors, no other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

The following table sets forth the percentage of the Company’s gross and net sales and gross accounts receivable attributable to these three distributors for the periods indicated:

	2015			2014 (as Restated)			2013
	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable	Gross Sales	Net Revenue	Gross Accounts Receivable
Amerisource	28.0%	23.2%	28.8%	38.3%	29.2%	45.4%	18.9%	14.0%	25.5%
Cardinal	19.7%	19.5%	26.1%	15.9%	13.6%	16.9%	22.8%	15.6%	26.2%
McKesson	30.1%	27.3%	27.9%	22.7%	19.1%	22.7%	16.7%	11.3%	11.6%
Total	77.8%	70.0%	82.8%	76.9%	61.9%	85.0%	58.4%	40.9%	63.3%

If sales to Amerisource, Cardinal or McKesson were to diminish or cease, the Company believes that the end users of its products would find little difficulty obtaining the Company’s products from another distributor. Further, the Company is subject to credit risk from its accounts receivable, more heavily weighted to Amerisource, Cardinal and McKesson, but as of and for the years ended December 31, 2015, 2014 or 2013, the Company has not experienced significant losses with respect to its collection of these gross accounts receivable balances.

Supplier Concentration

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a third party manufacturer that serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.   Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

No individual supplier represented 10% or more of the Company’s purchases in any of the years ended December 31, 2015, 2014 or 2013.

Product Concentration

During the years ended December 31, 2015 and 2014 none of the Company’s products represented 10% or more of net revenue, while in the year ended December 31, 2013, one of the Company’s Prescription Pharmaceutical product represented approximately 12% of the Company’s total net revenue, respectively while no other products represented 10% or more of the Company’s net revenue.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

Note 20 — Related Party Transactions

In the recent past, the Company engaged in various related party transactions with John N. Kapoor, Ph.D., Chairman of the Company’s Board of Directors and a significant holder of the Company’s common stock.

In connection with the various modifications agreed to during 2009 to the EJ Funds credit facility and the Subordinated Note, the Company issued various stock warrants to Dr. Kapoor.  See Note 3, Summary of Significant Accounting Policies, for information about the Kapoor Warrants.

During the years ended December 31, 2015, 2014 and 2013 the Company obtained legal services totaling $1.7 million, $2.1 million and $0.7 million, respectively, of which $0.4 million was payable as of December 31, 2015 and 2014, respectively to Polsinelli PC (formerly Polsinelli Shughart PC), a law firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is an attorney and shareholder.

Note 21 — Selected Quarterly Financial Data (Unaudited)

			Operating	Net Income (Loss) From Continuing Operations			Net Income (loss)
(In thousands, except per share amounts)	Revenues	Gross Profit	Income (Loss)	Amount	Per Basic Share	Per Diluted Share	Amount	Per Basic Share	Per Diluted Share
Year Ended December 31, 2015:
4th Quarter	$279,977	$174,430	$64,475	$32,785	$0.27	$0.27	$32,785	$0.27	$0.27
3rd Quarter	256,801	163,012	90,767	47,967	0.40	0.39	47,967	0.40	0.39
2nd Quarter	220,920	128,407	66,102	32,508	0.28	0.27	32,508	0.28	0.27
1st Quarter	227,378	130,163	73,267	37,538	0.33	0.31	37,538	0.33	0.31
Year Ended December 31, 2014:
4th Quarter — (As restated)	$202,856	$105,333	$48,670	$17,979	$0.17	$0.16	$17,979	$0.17	$0.16
3rd Quarter — (As restated)	127,698	45,500	(12,030)	(12,333)	(0.12)	(0.12)	(12,333)	(0.12)	(0.12)
2nd Quarter — (As restated)	133,872	60,871	736	(752)	(0.01)	(0.01)	(1,256)	(0.01)	(0.01)
1st Quarter — (As restated)	90,622	49,656	23,440	9,494	0.10	0.08	9,494	0.10	0.08

Explanatory Note:

As discussed at Note 2 and below, the Company is providing quarterly condensed consolidated financial information and certain footnotes for interim periods occurring throughout 2014 and 2015 in order to comply with SEC requirements. Refer to Note 2 — “Restatement of previously filed financial information” for further background concerning the events preceding the restatement of financials in this Form 10-K.

Included in this note the Company has provided, in order, the following:

•                  The restatement corrections affecting the condensed and consolidated income statement as of the quarter ended December 31, 2014.

•                  The restatement corrections affecting the condensed and consolidated balance sheet, income statement and statement of cash flows as of and for the three and nine month period ended September 30, 2014.

•                  The restatement corrections affecting the condensed and consolidated balance sheet, income statement and statement of cash flows as of and for the three and six month period ended June 30, 2014.

•                  The restatement corrections affecting the condensed and consolidated balance sheet, income statement and statement of cash flows as of and for the three month period ended March 31, 2014.

•                  Condensed and consolidated financials and partial accompanying footnotes as of and for the restated three month periods ended March 31, 2014. These partial accompanying footnotes have been identified as footnotes A through J.

•                  Condensed and consolidated financials and partial accompanying footnotes as of and for the restated three and six month periods ended June 30, 2014. These partial accompanying footnotes have been identified as footnotes A1 through J1.

•                  Condensed and consolidated financials and partial accompanying footnotes as of and for the restated three and nine month periods ended September 30, 2014. These partial accompanying footnotes have been identified as footnotes A2 through J2.

•                  Condensed and consolidated income statement as of the three month period ended December 31, 2014

•                  Condensed and consolidated financials and partial accompanying footnotes as of and for the three month period ended March 31, 2015. These partial accompanying footnotes have been identified as footnotes A3 through J3.

•                  Condensed and consolidated financials and partial accompanying footnotes as of and for the three and six month periods ended June 30, 2015. These partial accompanying footnotes have been identified as footnotes A4 through J4.

•                  Condensed and consolidated financials and partial accompanying footnotes as of and for the three and nine month periods ended September 30, 2015. These partial accompanying footnotes have been identified as footnotes A5 through J5.

•      Condensed and consolidated income statement as of the three month period ended December 31, 2015.

The following are errors that the Audit Committee and the Company identified that are corrected through the restatement of the three and six months ended June 30, 2014, the three and nine months ended September 30, 2014, and the year ended December 31, 2014.

(a)         The Company understated the rebate reserve estimate related to inventory in the wholesale channel (the “pipeline reserve”). Historically, the Company estimated the downstream rebate obligation related to inventory on hand with wholesalers at period end based on contractual rebate rates applied to quantity and value of reported inventory on hand at wholesalers. This allowed for the appropriate recognition of net revenue as the downstream liabilities were recorded in the same period as the sale.  In 2014, the pipeline reserve calculated by the Company reflected most fees owed to wholesalers, but did not accurately take into account the entire population of potential downstream rebate obligations, which significantly changed subsequent to the acquisitions completed in the year, and general consolidation in the industry during that period. The Company subsequently revised its pipeline reserve calculation to include the entire population of potential downstream rebate obligations. The Company’s revised calculation resulted in an increased pipeline reserve, increasing rebates and contractual allowances and decreasing net revenue. These pipeline reserve errors resulted in a reduction of net revenues of $1.4 million in the three month period ended June 30, 2014, $8.1 million and $9.5 million in the three and nine month period ended September 30, 2014 and $1.0 million and $10.5 million in the three and twelve month period ended December 31, 2014, respectively.

(b)         The Company identified errors in its estimates and year-end cutoff related to certain revenue deductions, namely rebates, billbacks, failure to supply and price protection penalties. It is the Company’s policy to recognize liabilities such as those discussed above when probable and estimable in accordance with US GAAP. The items were determined to be errors as the information necessary to record the reserves for these items was generally known or knowable as of the financial statement dates. The recognition of these gross to net revenue reserves resulted in an increased rebate and contractual allowance reserves and decreased net revenue. These estimates and cut-off errors resulted in a reduction of net revenues of $1.7 million in the three and six month periods ended June 30, 2014, $2.9 million and $4.6 million in the three and nine month period ended September 30, 2014 and $19.3 million and $23.9 million in the three and twelve month period ended December 31, 2014, respectively.

The Company’s corrected methodology and accrual remediation process related to revenue and receivable information are designed to appropriately estimate and recognize its contractual allowances for gross to net revenue reserves in the correct period.

Additionally, the Company has restated certain balances to reflect various non-cash adjustments that the Company previously concluded, at the time of the original filing with the Securities and Exchange Commission on March 17, 2015, based on its evaluation of both quantitative and qualitative factors, were not material, except with respect to item (h) below which was identified as a material error on May 7, 2016. The Company performed additional procedures to validate the accuracy of the adjustments. The financial statement line items impacted by these immaterial adjustments have been restated in the amended filing. These adjustments included:

(c)          Accounts receivable cut-off errors associated with the restatement periods. The Company revised its sales in-transit calculations to reflect applicable deductions from gross revenue and aligned the Company’s accounts receivable cut-off policies across its newly acquired subsidiaries.

(d)         Recognition of previously unrecorded liabilities incurred prior, but relating to the restatement periods.

(e)          Allocation of assets acquired and liabilities assumed due to acquisitions consummated in the year ended December 31, 2014.

(f)           Inaccurate cost capitalization of ancillary inventoriable costs as of and for the year ended December 31, 2014. The Company adjusted its inventory balances, primarily to include freight-in, to reflect all costs incurred in bringing an article to its existing condition and location.

(g)          Reclassification of certain credit balances from trade accounts receivable to trade accounts payable.

(h)         Inaccurate amortization of commitment fees incurred to consummate term loan debt across the life of the term loans.

(i)             Other individually immaterial adjustments and tax effects.

The effect of the restatement on the previously filed consolidated income statement for the quarter ended December 31, 2014 is as follows, in thousands except per share amounts:

	Quarter ended December 31, 2014
	As Previously Reported	Restatement Adjustment		As Restated
REVENUES	$227,828	$(24,972)	(a), (b), (c)	$202,856
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	99,446	(1,923)	(c), (d), (f)	97,523
GROSS PROFIT	128,382	(23,049)		105,333

Selling, general and administrative expenses	29,122	(720)	(c), (d)	28,402
Acquisition-related costs	2,858	429	(c), (d)	3,287
Research and development expenses	7,810	681	(c), (d)	8,491
Amortization of intangibles	16,685	(202)	(e)	16,483
TOTAL OPERATING EXPENSES	56,475	188		56,663
OPERATING INCOME	71,907	(23,237)		48,670

Amortization of deferred financing costs	(1,030)	(86)	(h)	(1,116)
Interest expense, net	(13,773)	(4)	(c), (d)	(13,777)
Gain (loss) from product divestiture	—	(40)		(40)
Other non-operating income (loss), net	(580)	88	(c), (d)	(492)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	56,524	(23,279)		33,245
Income tax provision	22,292	(7,026)	(i)	15,266
INCOME FROM CONTINUING OPERATIONS	$34,232	$(16,253)		$17,979
Loss from discontinued operations, net of tax	—	—		—
CONSOLIDATED NET INCOME	$34,232	$(16,253)		$17,979
CONSOLIDATED NET INCOME PER COMMON SHARE:
Income from continuing operations, basic	$0.32	$(0.15)		$0.17
Loss from discontinued operations, basic	—	—		—
CONSOLIDATED NET INCOME, BASIC	$0.32	$(0.15)		$0.17
Income from continuing operations, diluted	$0.29	$(0.13)		$0.16
Loss from discontinued operations, diluted	—	—		—
CONSOLIDATED NET INCOME, DILUTED	$0.29	$(0.13)		$0.16
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER COMMON SHARE:
BASIC	108,515	—		108,515
DILUTED	124,491	—		124,491
COMPREHENSIVE INCOME:
Consolidated net income	$34,232	$(16,253)		$17,979
Unrealized holding loss on available-for-sale securities, net of tax of $1,294	(2,194)	1	(i)	(2,193)
Foreign currency translation loss, net of tax of $922 for the quarter ended December 31, 2014	(1,790)	—		(1,790)
COMPREHENSIVE INCOME	$30,248	$(16,252)		$13,996

The effect of the restatement on the previously filed condensed consolidated balance sheet as of the quarter ended September 30, 2014 is as follows, in thousands:

	September 30, 2014
	As Previously Restated	Restatement Adjustment		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,466	$—		$131,466
Trade accounts receivable, net	145,212	(17,240)	(a), (b), (c)	127,972
Inventories, net	132,830	(714)	(c), (d), (f)	132,116
Deferred taxes, current	40,708	23,268	(e)	63,976
Available for sale security, current	10,804	—		10,804
Prepaid expenses and other current assets	33,075	(5,743)	(c), (d)	27,332
TOTAL CURRENT ASSETS	494,095	(429)		493,666
PROPERTY, PLANT AND EQUIPMENT, NET	139,372	2	(c)	139,374
OTHER LONG-TERM ASSETS
Goodwill	285,080	801	(e)	285,881
Product licensing rights, net	670,757	370	(e)	671,127
Other intangibles, net	254,685	(3,529)	(e)	251,156
Deferred financing costs, net	22,942	2,230	(c), (d), (h)	25,172
Deferred taxes, non-current	1,746	—		1,746
Long-term investments	208	3	(i)	211
Other non-current assets	2,377	—		2,377
TOTAL OTHER LONG-TERM ASSETS	1,237,795	(125)		1,237,670
TOTAL ASSETS	$1,871,262	$(552)		$1,870,710
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$36,714	$1,491	(c), (d)	$38,205
Purchase consideration payable, current	20,728	3,488	(c), (d), (e)	24,216
Income taxes payable	—	—		—
Accrued royalties	14,533	—		14,533
Accrued compensation	12,625	352	(c), (d)	12,977
Current maturities of long-term debt	10,494	—		10,494
Accrued administrative fees	3,105	5,793	(c), (d)	8,898
Accrued expenses and other liabilities	35,616	(3,659)	(c), (d)	31,957
TOTAL CURRENT LIABILITIES	133,815	7,465		141,280
LONG-TERM LIABILITIES
Long-term debt	1,146,585	—		1,146,585
Deferred tax liability, non-current	274,165	(3,390)	(e)	270,775
Lease incentive obligations and other long-term liabilities	1,946	733	(c), (d)	2,679
TOTAL LONG-TERM LIABILITIES	1,422,696	(2,657)		1,420,039
TOTAL LIABILITIES	1,556,511	4,808		1,561,319
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 107,330,516 shares issued and outstanding at September 30, 2014	309,482	(151)	(i)	309,331
Warrants to acquire common stock	—	—		—
Retained earnings	16,480	(5,209)	(a), (b), (c), (d), (e), (f)	11,271
Accumulated other comprehensive loss	(11,211)	—		(11,211)
TOTAL SHAREHOLDERS’ EQUITY	314,751	(5,360)		309,391
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,871,262	$(552)		$1,870,710

The effect of the restatement on the previously filed consolidated income statement for the quarter ended September 30, 2014 is as follows, in thousands except per share amounts:

	Quarter ended September 30, 2014
	As Previously Reported	Restatement Adjustment		As Restated
REVENUES	$132,732	$(5,034)	(a), (b), (c)	$127,698
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	80,998	1,200	(c), (d), (f)	82,198
GROSS PROFIT	51,734	(6,234)		45,500

Selling, general and administrative expenses	27,779	(980)	(c), (d)	26,799
Acquisition-related costs	8,062	97	(c), (d)	8,159
Research and development expenses	7,918	840	(c), (d)	8,758
Amortization of intangibles	14,017	(203)	(e)	13,814
TOTAL OPERATING EXPENSES	57,776	(246)		57,530
OPERATING INCOME (LOSS)	(6,042)	(5,988)		(12,030)

Amortization of deferred financing costs	(2,509)	237	(c), (d), (h)	(2,272)
Interest expense, net	(11,806)	2	(c), (d)	(11,804)
Gain from product divestiture	839	8	(e)	847
Other non-operating income, net	979	33	(c), (d)	1,012
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,539)	(5,708)		(24,247)
Income tax provision (benefit)	(6,889)	(5,025)	(i)	(11,914)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(11,650)	$(683)		$(12,333)
Loss from discontinued operations, net of tax	—	—		—
CONSOLIDATED NET INCOME (LOSS)	$(11,650)	$(683)		$(12,333)
CONSOLIDATED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations, basic	$(0.11)	$(0.01)		$(0.12)
Loss from discontinued operations, basic	—	—		—
CONSOLIDATED NET INCOME (LOSS), BASIC	$(0.11)	$(0.01)		$(0.12)
Income (loss) from continuing operations, diluted	$(0.11)	$(0.01)		$(0.12)
Loss from discontinued operations, diluted	—	—		—
CONSOLIDATED NET INCOME (LOSS), DILUTED	$(0.11)	$(0.01)		$(0.12)
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME (LOSS) PER COMMON SHARE:
BASIC	105,438	—		105,438
DILUTED	105,438	—		105,438
COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$(11,650)	$(683)		$(12,333)
Unrealized holding loss on available-for-sale securities, net of tax of ($631) for the quarter ended September 30, 2014	1,070	—		1,070
Foreign currency translation loss, net of tax of $755 for the quarter ended September 30, 2014	(1,466)	—		(1,466)
COMPREHENSIVE INCOME (LOSS)	$(12,046)	$(683)		$(12,729)

The effect of the restatement on the previously filed consolidated income statement for the year to date period ended September 30, 2014 is as follows, in thousands except per share amounts:

	Year to date period ended September 30, 2014
	As Previously Restated	Restatement Adjustment		As Restated
REVENUES	$365,250	$(13,058)	(a), (b), (c)	$352,192
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	196,042	123	(c), (d), (f)	196,165
GROSS PROFIT	169,208	(13,181)		156,027

Selling, general and administrative expenses	66,341	(1,788)	(c), (d)	64,553
Acquisition-related costs	29,289	264	(c), (d)	29,553
Research and development expenses	21,389	1,376	(c, d)	22,765
Amortization of intangibles	27,381	(371)	(e)	27,010
TOTAL OPERATING EXPENSES	144,400	(519)		143,881
OPERATING INCOME	24,808	(12,662)		12,146

Amortization of deferred financing costs	(11,099)	2,230	(c), (d), (h)	(8,869)
Interest expense, net	(21,884)	4	(c), (d)	(21,880)
Gain from product divestiture	9,807	(470)	(e)	9,337
Other non-operating income, net	980	383	(c), (d)	1,363
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,612	(10,515)		(7,903)
Income tax provision (benefit)	996	(5,308)	(i)	(4,312)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,616	$(5,207)		$(3,591)
Loss from discontinued operations, net of tax	(503)	(1)	(i)	(504)
CONSOLIDATED NET INCOME (LOSS)	$1,113	$(5,208)		$(4,095)
CONSOLIDATED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations, basic	$0.02	$(0.06)		$(0.04)
Loss from discontinued operations, basic	(0.01)	0.01		—
CONSOLIDATED NET INCOME (LOSS), BASIC	$0.01	$(0.05)		$(0.04)
Income (loss) from continuing operations, diluted	$0.01	$(0.05)		$(0.04)
Loss from discontinued operations, diluted	—	—		—
CONSOLIDATED NET INCOME (LOSS), DILUTED	$0.01	$(0.05)		$(0.04)
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME (LOSS) PER COMMON SHARE:
BASIC	101,784	—		101,784
DILUTED	118,535	(16,751)		101,784
COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$1,113	$(5,208)		$(4,095)
Unrealized holding loss on available-for-sale securities, net of tax of ($631) for the year to date period ended September 30, 2014	1,070	—		1,070
Foreign currency translation loss, net of tax of ($44) for the year to date period ended September 30, 2014	86	—		86
COMPREHENSIVE INCOME (LOSS)	$2,269	$(5,208)		$(2,939)

The effect of the restatement on the previously filed consolidated statement of cash flows for the year to date period ended September 30, 2014 is as follows, in thousands:

	Year to date period ended September 30, 2014
	As Previously Restated	Restatement Adjustment		As Restated
OPERATING ACTIVITIES:
Consolidated net income (loss)	$1,113	$(5,208)	(a), (b), (c), (d), (e), (f)	$(4,095)
Loss from discontinued operations, net of tax	503	1		504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	37,773	(503)	(c), (d)	37,270
Amortization of deferred financing fees	11,099	(2,229)	(c), (d), (h)	8,870
Amortization of favorable (unfavorable) contracts	53	—		53
Amortization of inventory step-up	9,844	—		9,844
Non-cash stock compensation expense	4,994	71	(i)	5,065
Non-cash interest expense	3,954	1	(i)	3,955
Non-cash gain on bargain purchase	—	—		—
Gain from product divestiture	(9,807)	478	(e)	(9,329)
Deferred income taxes, net	9,002	(49,272)	(e), (i)	(40,270)
Excess tax benefit from stock compensation	(32,268)	221	(e)	(32,047)
Loss on extinguishment of debt	—	—		—
Gain on sale of available for sale security	—	—		—
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	(15,340)	5,519	(a), (b), (c), (d)	(9,821)
Inventories, net	(14,177)	140	(c), (d), (f)	(14,037)
Prepaid expenses and other current assets	(14,491)	55,569	(c), (d)	41,078
Trade accounts payable	2,340	(452)	(c), (d)	1,888
Accrued expenses and other liabilities	19,677	(5,248)	(c), (d), (i)	(14,429)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,269	(912)		13,357
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(929,771)	(1)	(i)	(929,772)
Proceeds from disposal of assets	58,750	—		58,750
Payments for other intangible assets	(8,499)	1	(i)	(8,498)
Purchases of property, plant and equipment	(19,393)	1,615	(c), (d)	(17,778)
Distributions from unconsolidated joint venture	—	—		—
NET CASH USED IN INVESTING ACTIVITIES	(898,913)	1,615		(897,298)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	1,045,000	44	(i)	1,045,044
Proceeds under stock option and stock purchase plans	6,867	—		6,867
Payments of contingent acquisition liabilities	—	—		—
Debt financing costs	(28,462)	97	(i)	(28,365)
Proceeds from warrant exercises	8,171	—		8,171
Excess tax benefits from stock compensation	32,268	(221)	(i)	32,047
Debt repayment	(81,813)	(623)	(e)	(82,436)
NET CASH PROVIDED BY FINANCING ACTIVITIES	982,032	(704)		981,328
Effect of changes in exchange rates on cash and cash equivalents	(99)	—		(99)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,288	—		97,288
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,178	—		34,178
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,466	$—		$131,466
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$8,944	$—		$8,944
Amount paid for income taxes, net of refunds received	$6,226	$—		$6,226

The effect of the restatement on the previously filed condensed consolidated balance sheet as of the quarter ended June 30, 2014 is as follows, in thousands:

	June 30, 2014
	As Previously Restated	Restatement Adjustment		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,907	$9	(i)	$107,916
Trade accounts receivable, net	139,973	(11,199)	(a), (b), (c), (e)	128,774
Inventories, net	108,914	4,752	(c), (d), (f)	113,666
Deferred taxes, current	23,266	16,627	(e)	39,893
Available for sale security, current	—	—		—
Prepaid expenses and other current assets	17,013	(4,736)	(c), (d)	12,277
TOTAL CURRENT ASSETS	397,073	5,453		402,526
PROPERTY, PLANT AND EQUIPMENT, NET	135,695	(231)	(c), (d)	135,464
OTHER LONG-TERM ASSETS
Goodwill	190,448	(4,083)	(e)	186,365
Product licensing rights, net	429,621	167	(e)	429,788
Other intangibles, net	34,803	—		34,803
Deferred financing costs, net	16,463	2,203	(c), (d), (h)	18,666
Deferred taxes, non-current	2,451	—		2,451
Long-term investments	10,965	6	(c), (d)	10,971
Other non-current assets	579	—		579
TOTAL OTHER LONG-TERM ASSETS	685,330	(1,707)		683,623
TOTAL ASSETS	$1,218,098	$3,515		$1,221,613
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$37,794	$5,660	(c), (d)	$43,454
Purchase consideration payable, current	20,514	3,489	(c), (d)	24,003
Income taxes payable	571	(571)	(a), (b), (c), (d), (e), (f)	—
Accrued royalties	7,071	1	(c), (d)	7,072
Accrued compensation	11,058	—		11,058
Current maturities of long-term debt	4,500	—		4,500
Accrued administrative fees	2,110	2,365	(c), (d)	4,475
Accrued expenses and other liabilities	20,055	(1,226)	(c), (d)	18,829
TOTAL CURRENT LIABILITIES	103,673	9,718		113,391
LONG-TERM LIABILITIES
Long-term debt	706,420	—		706,420
Deferred tax liability, non-current	117,277	(1,849)	(c), (d)	115,428
Lease incentive obligations and other long-term liabilities	1,830	335	(c), (d)	2,165
TOTAL LONG-TERM LIABILITIES	825,527	(1,514)		824,013
TOTAL LIABILITIES	929,200	8,204		937,404
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 104,088,199 shares issued and outstanding at June 30, 2014	271,584	(164)	(i)	271,420
Warrants to acquire common stock	—	—		—
Retained earnings	28,129	(4,525)	(a), (b), (c), (d), (e), (f)	23,604
Accumulated other comprehensive loss	(10,815)	—		(10,815)
TOTAL SHAREHOLDERS’ EQUITY	288,898	(4,689)		284,209
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,218,098	$3,515		$1,221,613

The effect of the restatement on the previously filed consolidated income statement for the quarter ended June 30, 2014 is as follows, in thousands except per share amounts:

	Quarter ended June 30, 2014
	As Previously Restated	Restatement Adjustment		As Restated
REVENUES	$141,896	$(8,024)	(a), (b), (c)	$133,872
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	74,078	(1,078)	(c), (d), (f)	73,000
GROSS PROFIT	67,818	(6,947)		60,871

Selling, general and administrative expenses	21,976	(808)	(c), (d)	21,168
Acquisition-related costs	20,773	167	(c, d)	20,940
Research and development expenses	9,052	536	(c, d)	9,588
Amortization of intangibles	8,607	(168)	(e)	8,439
TOTAL OPERATING EXPENSES	60,408	(273)		60,135
OPERATING INCOME	7,410	(6,674)		736

Amortization of deferred financing costs	(2,436)	90	(c), (d)	(2,346)
Interest expense, net	(7,917)	—	(c), (d)	(7,917)
Gain from product divestiture	8,968	(478)	(e)	8,490
Other non-operating income, net	(566)	352	(c), (d)	(214)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,459	(6,710)		(1,251)
Income tax provision (benefit)	2,021	(2,520)	(i)	(499)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$3,438	$(4,190)		$(752)
Loss from discontinued operations, net of tax	(503)	(1)	(e)	(504)
CONSOLIDATED NET INCOME (LOSS)	$2,935	$(4,191)		$(1,256)
CONSOLIDATED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations, basic	$0.03	$(0.04)		$(0.01)
Loss from discontinued operations, basic	—	—		—
CONSOLIDATED NET INCOME (loss), BASIC	$0.03	$(0.04)		$(0.01)
Income (loss) from continuing operations, diluted	$0.03	$(0.04)		$(0.01)
Loss from discontinued operations, diluted	(0.01)	0.01		—
CONSOLIDATED NET INCOME (LOSS), DILUTED	$0.02	$(0.03)		$(0.01)
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME (LOSS) PER COMMON SHARE:
BASIC	103,183	—		103,183
DILUTED	118,092	(14,909)		103,183
COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$2,935	$(4,191)		$(1,256)
Foreign currency translation loss, net of tax of $78 for the quarter ended June 30, 2014	(153)	—		(153)
COMPREHENSIVE INCOME (LOSS)	$2,782	$(4,191)		$(1,409)

The effect of the restatement on the previously filed consolidated income statement for the year to date period ended June 30, 2014 is as follows, in thousands except per share amounts:

	Year to date period ended June 30, 2014
	As Previously Restated	Restatement Adjustment		As Restated
REVENUES	$232,518	$(8,024)	(a), (b), (c)	$224,494
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	115,044	(1,077)	(c), (d), (f)	113,967
GROSS PROFIT	117,474	(6,947)		110,527

Selling, general and administrative expenses	38,562	(808)	(c), (d)	37,754
Acquisition-related costs	21,227	167	(c), (d)	21,394
Research and development expenses	13,471	536	(c), (d)	14,007
Amortization of intangibles	13,364	(168)	(e)	13,196
TOTAL OPERATING EXPENSES	86,624	(273)		86,351
OPERATING INCOME	30,850	(6,674)		24,176

Amortization of deferred financing costs	(8,590)	1,993	(c), (d), (h)	(6,597)
Interest expense, net	(10,078)	2	(c), (d)	(10,076)
Gain from product divestiture	8,968	(478)	(e)	8,490
Other non-operating income, net	1	350	(c), (d)	351
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,151	(4,807)		16,344
Income tax provision	7,885	(283)	(i)	7,602
INCOME FROM CONTINUING OPERATIONS	$13,266	$(4,524)		$8,742
Loss from discontinued operations, net of tax	(503)	(1)	(e)	(504)
CONSOLIDATED NET INCOME	$12,763	$(4,525)		$8,238
CONSOLIDATED NET INCOME PER COMMON SHARE:
Income from continuing operations, basic	$0.13	$(0.04)		$0.09
Loss from discontinued operations, basic	—	$(0.01)		$(0.01)
CONSOLIDATED NET INCOME, BASIC	$0.13	$(0.05)		$0.08
Income from continuing operations, diluted	$0.11	$(0.04)		$0.07
Loss from discontinued operations, diluted	—	—		—
CONSOLIDATED NET INCOME, DILUTED	$0.11	$(0.04)		$0.07
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME PER COMMON SHARE:
BASIC	99,926	—		99,926
DILUTED	117,576	—		117,576
COMPREHENSIVE INCOME:
Consolidated net income	$12,763	$(4,525)		$8,238
Foreign currency translation loss, net of tax of ($799) for the year to date period ended June 30, 2014	1,552	—		1,552
COMPREHENSIVE INCOME	$14,315	$(4,525)		$9,790

The effect of the restatement on the previously filed consolidated statement of cash flows for the year to date period ended June 30, 2014 is as follows, in thousands:

	Year to date period ended June 30, 2014
	As Previously Restated	Restatement Adjustment		As Restated
OPERATING ACTIVITIES:
Consolidated net income	$12,763	$(4,525)	(a), (b), (c), (d), (e), (f)	$8,238
Loss from discontinued operations, net of tax	503	1	(e)	504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,865	(300)		18,565
Amortization of deferred financing fees	8,589	(1,990)	(c), (d), (h)	6,599
Amortization of favorable (unfavorable) contracts	35	—		35
Amortization of inventory step-up	3,559	—		3,559
Non-cash stock compensation expense	3,331	(56)	(i)	3,275
Non-cash interest expense	2,655	—		2,655
Non-cash gain on bargain purchase	—	—		—
Gain from product divestiture	(8,968)	(361)	(e)	(9,329)
Deferred income taxes, net	(9,959)	(10,144)	(e), (i)	(20,103)
Excess tax benefit from stock compensation	(831)	109		(722)
Loss on extinguishment of debt	—	—		—
Gain on sale of available for sale security	—	—		—
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	(19,138)	5,422	(a), (b), (c), (d)	(13,716)
Inventories, net	(4,213)	(6,014)	(c), (d), (f)	(10,227)
Prepaid expenses and other current assets	1,151	54,485	(c), (d)	55,636
Trade accounts payable	4,965	6,559	(c), (d)	11,524
Accrued expenses and other liabilities	8,695	(43,935)	(c), (d), (i)	(35,240)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,002	(749)		21,253
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(579,315)	—		(579,315)
Proceeds from disposal of assets	57,750	971	(i)	58,721
Payments for other intangible assets	(6,300)	—		(6,300)
Purchases of property, plant and equipment	(11,929)	17	(d)	(11,912)
Distributions from unconsolidated joint venture	—	—		—
NET CASH USED IN INVESTING ACTIVITIES	(539,794)	988		(538,806)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	600,000	—		600,000
Proceeds under stock option and stock purchase plans	2,071	—		2,071
Payments of contingent acquisition liabilities	—	—		—
Debt financing costs	(19,654)	(121)	(i)	(19,775)
Proceeds from warrant exercises	8,171	—		8,171
Excess tax benefits from stock compensation	831	(109)	(i)	722
Debt repayment	—	—		—
NET CASH PROVIDED BY FINANCING ACTIVITIES	591,419	(230)		591,189
Effect of changes in exchange rates on cash and cash equivalents	102	—		102
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,729	9		73,738
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,178	—		34,178
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,907	$9		$107,916
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$2,105	$—		$2,105
Amount paid for income taxes, net of refunds received	$16,449	$—		$16,449

The effect of the restatement on the previously filed condensed consolidated balance sheet as of the quarter ended March 31, 2014 is as follows, in thousands:

	March 31, 2014
	As Previously Restated	Restatement Adjustment		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,606	$—		$45,606
Trade accounts receivable, net	65,500	—		65,500
Inventories, net	62,013	—		62,013
Deferred taxes, current	8,038	—		8,038
Available for sale security, current	—	—		—
Prepaid expenses and other current assets	4,559	—		4,559
TOTAL CURRENT ASSETS	185,716	—		185,716
PROPERTY, PLANT AND EQUIPMENT, NET	87,675	—		87,675
OTHER LONG-TERM ASSETS
Goodwill	30,437	—		30,437
Product licensing rights, net	122,933	—		122,933
Other intangibles, net	14,283	—		14,283
Deferred financing costs, net	3,570	1,903	(h)	5,473
Deferred taxes, non-current	3,330	—		3,330
Long-term investments	10,012	—		10,012
Other non-current assets	3,556	—		3,556
TOTAL OTHER LONG-TERM ASSETS	188,121	1,903		190,024
TOTAL ASSETS	$461,512	$1,903		$463,415 463,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$30,632	$—		$30,632
Purchase consideration payable, current	18,898	—		18,898
Income taxes payable	6,559	2,180	(i)	8,739
Accrued royalties	6,480	—		6,480
Accrued compensation	4,453	—		4,453
Current maturities of long-term debt	—	—		—
Accrued administrative fees	2,110	—		2,110
Accrued expenses and other liabilities	6,929	—		6,929
TOTAL CURRENT LIABILITIES	76,061	2,180		78,241
LONG-TERM LIABILITIES
Long-term debt	109,825	—		109,825
Deferred tax liability, non-current	—	—		—
Lease incentive obligations and other long-term liabilities	1,577	57	(i)	1,634
TOTAL LONG-TERM LIABILITIES	111,402	57		111,459
TOTAL LIABILITIES	187,463	2,237		189,700
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 96,697,545 shares issued and outstanding at March 31, 2014	241,571	—		241,571
Warrants to acquire common stock	17,946	—		17,946
Retained earnings	25,194	(334)	(i)	24,860
Accumulated other comprehensive loss	(10,662)	—		(10,662)
TOTAL SHAREHOLDERS’ EQUITY	274,049	(334)		273,715
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$461,512	$1,903		$463,415

The effect of the restatement on the previously filed consolidated income statement for the quarter ended March 31, 2014 is as follows, in thousands except per share amounts:

	Quarter ended March 31, 2014
	As Previously Restated	Restatement Adjustment		As Restated
REVENUES	$90,622	$—		$90,622
Cost of sales (exclusive of amortization of intangibles, included within operating expenses below)	40,966	—		40,966
GROSS PROFIT	49,656	—		49,656

Selling, general and administrative expenses	16,586	—		16,586
Acquisition-related costs	454	—		454
Research and development expenses	4,419	—		4,419
Amortization of intangibles	4,757	—		4,757
TOTAL OPERATING EXPENSES	26,216	—		26,216
OPERATING INCOME	23,440	—		23,440

Amortization of deferred financing costs	(6,154)	1,903	(h)	(4,251)
Interest expense, net	(2,161)	—		(2,161)
Gain from product divestiture	—	—		—
Other non-operating income, net	567	—		567
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,692	1,903		17,595
Income tax provision (benefit)	5,864	2,237		8,101
INCOME (LOSS) FROM CONTINUING OPERATIONS	$9,828	$(334)		$9,494
Loss from discontinued operations, net of tax	—	—		—
CONSOLIDATED NET INCOME (LOSS)	$9,828	$(334)		$9,494
CONSOLIDATED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations, basic	$0.10	$—		$0.10
Loss from discontinued operations, basic	—	—		—
CONSOLIDATED NET INCOME (loss), BASIC	$0.10	$—		$0.10
Income (loss) from continuing operations, diluted	$0.08	$—		$0.08
Loss from discontinued operations, diluted	—	—		—
CONSOLIDATED NET INCOME (LOSS), DILUTED	$0.08	$—		$0.08
SHARES USED IN COMPUTING CONSOLIDATED NET INCOME (LOSS) PER COMMON SHARE:
BASIC	96,633	—		96,633
DILUTED	116,884	—		116,884
COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$9,828	$(334)		$9,494
Foreign currency translation loss, net of tax of ($878) for the quarter ended March 31, 2014	1,705	—		1,705
COMPREHENSIVE INCOME (LOSS)	$11,533	$(334)		$11,199

The effect of the restatement on the previously filed consolidated statement of cash flows for the three month period ended March 31, 2014 is as follows, in thousands:

	Three month period ended March 31, 2014
	As Previously Restated	Restatement Adjustment		As Restated
OPERATING ACTIVITIES:
Consolidated net income	$9,828	$(334)	(h)	$9,494
Loss from discontinued operations, net of tax	—	—		—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	6,675	—		6,675
Amortization of deferred financing fees	2,129	(1,903)	(h)	226
Amortization of favorable (unfavorable) contracts	18	—		18
Amortization of inventory step-up	—	—		—
Non-cash stock compensation expense	1,282	—		1,282
Non-cash interest expense	1,249	—		1,249
Deferred income taxes, net	(1,689)	(33)	(i)	(1,722)
Excess tax benefit from stock compensation	(33)	—		(33)
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	(450)	—		(450)
Inventories, net	(5,987)	—		(5,987)
Prepaid expenses and other current assets	1,026	—		1,026
Trade accounts payable	6,100	—		6,100
Accrued expenses and other liabilities	3,228	2,270	(i)	5,498
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,376	—		23,376
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(7,500)	—		(7,500)
Purchases of property, plant and equipment	(5,198)	—		(5,198)
Distributions from unconsolidated joint venture	—	—		—
NET CASH USED IN INVESTING ACTIVITIES	(12,698)	—		(12,698)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	—		—
Proceeds under stock option and stock purchase plans	1,022	—		1,022
Payments of contingent acquisition liabilities	—	—		—
Debt financing costs	(408)	—		(408)
Proceeds from warrant exercises	—	—		—
Excess tax benefits from stock compensation	33	—		33
Debt repayment	—	—		—
NET CASH PROVIDED BY FINANCING ACTIVITIES	647	—		647
Effect of changes in exchange rates on cash and cash equivalents	103	—		103
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,428	—		11,428
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,178	—		34,178
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,606	$—		$45,606
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$129	$—		$129
Amount paid for income taxes, net of refunds received	$1,806	$—		$1,806

Quarter period ended March 31, 2014

QUARTERLY CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2014 (as Restated) (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,606	$34,178
Trade accounts receivable, net	65,500	64,998
Inventories, net	62,013	55,982
Deferred taxes, current	8,038	7,945
Available for sale security, current	—	—
Prepaid expenses and other current assets	4,559	5,753
TOTAL CURRENT ASSETS	185,716	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	87,675	82,108
OTHER LONG-TERM ASSETS
Goodwill	30,437	29,831
Product licensing rights, net	122,933	115,900
Other intangibles, net	14,283	14,605
Deferred financing costs, net	5,473	5,676
Deferred taxes, non-current	3,330	1,643
Long-term investments	10,012	10,006
Other non-current assets	3,556	3,180
TOTAL OTHER LONG-TERM ASSETS	190,024	180,841
TOTAL ASSETS	$463,415	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$30,632	$22,999
Purchase consideration payable, current	18,898	14,728
Income taxes payable	8,739	1,459
Accrued royalties	6,480	6,004
Accrued compensation	4,453	7,692
Current maturities of long-term debt	—	—
Accrued administrative fees	2,110	2,544
Accrued expenses and other liabilities	6,929	5,819
TOTAL CURRENT LIABILITIES	78,241	61,245
LONG-TERM LIABILITIES
Long-term debt	109,825	108,750
Deferred tax liability, non-current	—	—
Lease incentive obligations and other long-term liabilities	1,634	1,630
TOTAL LONG-TERM LIABILITIES	111,459	110,380
TOTAL LIABILITIES	189,700	171,625
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 96,697,545 and 96,569,186 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	241,571	239,235
Warrants to acquire common stock	17,946	17,946
Retained earnings	24,860	15,366
Accumulated other comprehensive loss	(10,662)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	273,715	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$463,415	$431,805

QUARTERLY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	First Quarter (as Restated)	First Quarter
	2014	2013
Revenues	$90,622	$73,854
Cost of sales (exclusive of amortization of intangibles included below)	40,966	34,709
GROSS PROFIT	49,656	39,145

Selling, general and administrative expenses	16,586	12,335
Acquisition-related costs	454	519
Research and development expenses	4,419	5,969
Amortization of intangibles	4,757	1,733
TOTAL OPERATING EXPENSES	26,216	20,556
OPERATING INCOME	23,440	18,589

Amortization of deferred financing costs	(4,251)	(204)
Interest expense, net	(2,161)	(2,204)
Other non-operating income (expense), net	567	76
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,595	16,257
Income tax provision (benefit)	8,101	5,415

INCOME (LOSS) FROM CONTINUING OPERATIONS	$9,494	$10,842
(Loss) from discontinued operations, net of tax	—	—
NET INCOME (LOSS)	$9,494	$10,842
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$0.10	$0.11
(Loss) from discontinued operations, basic	$—	$—
NET INCOME (LOSS), BASIC	$0.10	$0.11

Income (loss) from continuing operations, diluted	$0.08	$0.10
(Loss) from discontinued operations, diluted	$—	$—
NET INCOME (LOSS), DILUTED	$0.08	$0.10

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	96,633	95,926
DILUTED	116,884	111,551

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$9,494	$10,842
Unrealized holding gain on available-for-sale securities, net of tax	—	—
Foreign currency translation (loss) income, net of tax of ($878) and ($184) for the quarters ended March 31, 2014 and 2013, respectively.	1,705	358
COMPREHENSIVE INCOME (LOSS)	$11,199	$11,200

AKORN, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2014 (as Restated)	Three Months Ended March 31, 2013
OPERATING ACTIVITIES:
Consolidated net income	$9,494	$10,842
Loss from discontinued operations, net of tax	—	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	6,675	3,289
Amortization of deferred financing fees	226	204
Amortization of favorable (unfavorable) contracts	18	(159)
Amortization of inventory step-up	—	—
Non-cash stock compensation expense	1,282	1,703
Non-cash interest expense	1,249	1,226
Deferred income taxes, net	(1,722)	798
Excess tax benefit from stock compensation	(33)	(238)
Non-cash settlement of product warranty liability	—	—
Equity in earnings of unconsolidated joint venture	—	(76)
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	(450)	(7,958
Inventories, net	(5,987)	(1,441)
Prepaid expenses and other current assets	1,026	1,002
Trade accounts payable	6,100	(1,861)
Accrued expenses and other liabilities	5,498	(409)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,376	6,922
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(7,500)	(269)
Purchases of property, plant and equipment	(5,198)	(2,689)
Distributions from unconsolidated joint venture	—	—
NET CASH USED IN INVESTING ACTIVITIES	(12,698)	(2,958)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	—
Proceeds under stock option and stock purchase plans	1,022	868
Payments of contingent acquisition liabilities	—	—
Debt financing costs	(408)	—
Proceeds from warrant exercises	—	—
Excess tax benefits from stock compensation	33	238
Debt repayment	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	647	1,106
Effect of changes in exchange rates on cash and cash equivalents	103	12
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,428	5,082
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,178	40,781
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,606	$45,863
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$129	$31
Amount paid for income taxes, net of refunds received	$1,806	$2

NOTE A — ABRIDGED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

Fair Value of Financial Instruments:  The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The levels within the valuation hierarchy are described below:

•                  Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company’s cash and cash equivalents are considered Level 1 assets as of the periods ended March 31, 2014 and December 31, 2013.

•                  Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The market value of the Company’s forward contracts to hedge against changes in currency translation rates between U.S. dollars and Indian rupees is a Level 2 asset as of the periods March 31, 2014 and December 31, 2013.

•                  Level 3— Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.  The additional consideration payable related to the Company’s acquisition of three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (the “Lundbeck Acquisition”) on December 22, 2011 is a Level 3 liability as of the periods ended March 31, 2014 and December 31, 2013, respectively. The additional consideration payable to Santen Pharmaceutical Co. Ltd. (“Santen”) in relation to the Company’s acquisition of the U.S. New Drug Application (“NDA”) rights to Betimol® on January 2, 2014 and other insignificant contingent amounts are considered Level 3 liabilities as of three month period ended March 31, 2014.

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

NOTE B — STOCK BASED COMPENSATION

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

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Stock options and employee stock purchase plan	$1,221	$1,639
Restricted stock units	61	64
Total stock-based compensation expense	$1,282	$1,703

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan and the 2003 Plan during the three month periods ended March 31, 2014, and 2013, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three months ended March 31,
	2014	2013
Expected volatility	—	68%
Expected life (in years)	—	4.0
Risk-free interest rate	—	0.84%
Dividend yield	—	—
Fair value per stock option	—	$6.56
Forfeiture rate	—	8%

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the three months ended March 31, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	9,228	$4.45	1.61	$186,169
Granted	—	—
Exercised	(56)	3.54
Forfeited	(5)	12.44
Outstanding at March 31, 2014	9,167	$4.45	1.36	$160,919
Exercisable at March 31, 2014	7,622	$3.13	1.04	$143,860

(1)                                 May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price.

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

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  On May 4, 2013, the Company granted a total of 31,899 restricted stock units to its Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares vested on May 4, 2014.

The following is a summary of non-vested restricted stock activity:

	Number of Units	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2013	16	$15.36
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31, 2014	16	$15.36

NOTE C — ACCOUNTS RECEIVABLE ALLOWANCES

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

Net trade accounts receivable consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2014	2013
Gross accounts receivable	$93,201	$88,165
Less reserves for:
Chargebacks and rebates	(18,095)	(12,882)
Product returns	(7,378)	(8,164)
Discounts and allowances	(1,798)	(1,644)
Advertising and promotions	(391)	(452)
Doubtful accounts	(39)	(25)
Trade accounts receivable, net	$65,500	$64,998

For the three month periods ended March 31, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2014	2013
Gross sales	$149,300	$123,818
Less adjustments for:
Chargebacks and rebates	(51,873)	(43,763)
Product returns	(886)	(1,231)
Discounts and allowances	(2,435)	(1,975)
Administrative fees	(2,152)	(1,963)
Advertising, promotions and others	(1,332)	(1,032)
Revenues, net	$90,622	$73,854

NOTE D — INVENTORIES

The components of inventories are as follows (in thousands):

	MARCH 31, 2014	DECEMBER 31, 2013
Finished goods	$21,639	$22,886
Work in process	3,539	3,883
Raw materials and supplies	36,835	29,213
Inventories, net	$62,013	$55,982

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at March 31, 2014 and December 31, 2013 were reported net of these reserves of $6.1 million and $5.7 million, respectively.

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	MARCH 31, 2014	DECEMBER 31, 2013
Land and land improvements	$2,686	$2,606
Buildings and leasehold improvements	48,653	46,281
Furniture and equipment	78,153	76,536
Sub-total	129,492	125,423
Accumulated depreciation	(56,455)	(54,470)
Property, plant and equipment placed in service, net	73,037	70,953
Construction in progress	14,638	11,155
Property, plant and equipment, net	$87,675	$82,108

A portion of the Company’s property, plant and equipment is located outside the United States.  At March 31, 2014 and December 31, 2013, property, plant and equipment, net, with a net carrying value of $22.1 million and $21.1 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India.

The Company recorded depreciation expense of approximately $1.9 million and $1.6 million during the three month periods ended March 31, 2014 and 2013, respectively.

NOTE F — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the three months ended March 31, 2014 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2013	$11,863	$17,968	$29,831
Currency translation adjustments	—	606	606
Balances at March 31, 2014	$11,863	$18,574	$30,437

Goodwill acquired prior to December 31, 2013 was attributed to the Consumer Health segment was due to the Company’s acquisition of Advanced Vision Research, Inc. in May 2011, while Goodwill attributed to the Prescription Pharmaceuticals segment relates to the Company’s acquisition of selected assets of Kilitch Drugs (India) Limited (“KDIL”) in February 2012, principally KDIL’s manufacturing facility in Paonta Sahib, India.

Product Licensing Rights, IPR&D, and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of March 31, 2014 and December 31, 2013, and the weighted average remaining amortization period as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Impairment	Net Balance	Wgtd Avg Remaining Amortization Period
March 31, 2014
Product licensing rights	$162,887	$(39,954)	$—	$122,933	10.0
Trademarks	9,500	(924)	—	8,576	27.2
Customer relationships	6,243	(1,736)	—	4,507	9.6
Non-compete agreement	2,510	(1,310)	—	1,200	1.9
	$181,140	$(43,924)	$—	$137,216

DECEMBER 31, 2013
Product licensing rights	$151,504	$(35,604)	—	$115,900	9.8
Trademarks	9,500	(844)	—	8,656	27.4
Customer relationships	6,166	(1,528)	—	4,638	9.8
Non-compete agreement	2,428	(1,117)	—	1,311	2.2
	$169,598	$(39,093)	—	130,505

The Company recorded amortization expense of approximately $4.8 million and $1.7 million during the three month periods ended March 31, 2014 and 2013, respectively.

NOTE G — EARNINGS PER SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock units (“RSUs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended March 31,
	2014 (as Restated)	2013
Income (loss) from continuing operations used for basic earnings per share	$9,494	$10,842
Convertible debt income adjustments, net of tax	—	—
Income (loss) from continuing operations adjusted for convertible debt as used for diluted earnings per share	$9,494	$10,842
Income (loss) from continuing operations per share:
Basic	$0.10	$0.11
Diluted	$0.08	$0.10

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	96,633	95,926
Dilutive securities:
Stock option and unvested RSUs	4,845	4,193
Stock warrants	6,843	6,589
Shares issuable upon conversion of convertible notes (1)	8,563	4,843
Total dilutive securities	20,251	15,625

Weighted average diluted shares outstanding	116,884	111,551

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	50	1,496

(1)         As of the period ended March 31, 2014 the number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock.

NOTE H — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Corporation; Cardinal Health, Inc.; and McKesson Corporation.  These three wholesalers are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of March 31, 2014 and December 31, 2013, and the gross and net sales for the three month period ended March 31, 2014 and 2013, attributable to the Big 3 Wholesalers:

	Three months ended March 31,
Big 3 Wholesalers combined:	2014	2013
Percentage of gross sales	62%	59%
Percentage of net sales revenues	45%	42%

	March 31, 2014	December 31, 2013
Percentage of gross trade accounts receivable	69%	63%

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a third party manufacturer that serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

During the three month periods ended March 31, 2014 and 2013, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable period.

Product Concentrations

During the three month periods ended March 31, 2014 and 2013, one Prescription Pharmaceutical product represented approximately 10% and 11% of the Company’s net revenue, respectively.  No other product represented 10% or more of the Company’s revenue during these periods.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE I — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended March 31,
	2014 (as Restated)	2013
Income from continuing operations before income taxes	$17,595	$16,257
Income tax provision	8,101	5,415
Net income from continuing operations	$9,494	$10,842

Income tax provision as a percentage of income before income taxes	46.0%	33.3%

In accordance with ASC 740-10-25, Income Taxes — Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained. Based on its evaluations, the Company determined that it would not recognize tax benefits on $0.8 million related to uncertain tax positions as of each of March 31, 2014 and December 31, 2013. If recognized, the entire $0.8 million will impact the Company’s effective rate.

NOTE J — SEGMENT INFORMATION

During the three month periods ended March 31, 2014, the Company has recasted reportable segments and reported results for the following two reportable segments:

•                  Prescription Pharmaceuticals

•                  Consumer Health

Prior to the three months ended June 30, 2014 the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services, which were realigned as a result of the Hi-Tech acquisition to more closely align our reporting structure with the operations and management of the business.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO and Chief Operating Decision Maker (CODM), as defined in ASC 280 - Segment Reporting, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands). The Company has recasted prior periods such as the three month periods ended March 31, 2014 and 2013, to reflect the new segment reporting.

	Three Months Ended March 31,
	2014	2013
Revenues:
Prescription Pharmaceuticals	$81,848	$65,146
Consumer Health	8,774	8,708
Total revenues	90,622	73,854
Gross Profit:
Prescription Pharmaceuticals	45,284	34,023
Consumer Health	4,372	5,122
Total gross profit	49,656	39,145
Operating expenses	26,216	20,556
Operating income	23,440	18,589
Other expense	(5,845)	(2,332)
Income from continuing operations before income taxes	$17,595	$16,257

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

Quarter and Year-to-Date period ended June 30, 2014

QUARTERLY CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2014 (as Restated) (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,916	$34,178
Trade accounts receivable, net	128,774	64,998
Inventories, net	113,666	55,982
Deferred taxes, current	39,893	7,945
Available for sale security, current	—	—
Prepaid expenses and other current assets	12,277	5,753
TOTAL CURRENT ASSETS	402,526	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	135,464	82,108
OTHER LONG-TERM ASSETS
Goodwill	186,365	29,831
Product licensing rights, net	429,788	115,900
Other intangibles, net	34,803	14,605
Deferred financing costs, net	18,666	5,676
Deferred taxes, non-current	2,451	1,643
Long-term investments	10,971	10,006
Other non-current assets	579	3,180
TOTAL OTHER LONG-TERM ASSETS	683,623	180,841
TOTAL ASSETS	$1,221,613	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$43,454	$22,999
Purchase consideration payable, current	24,003	14,728
Income taxes payable	—	1,459
Accrued royalties	7,072	6,004
Accrued compensation	11,058	7,692
Current maturities of long-term debt	4,500	—
Accrued administrative fees	4,475	2,544
Accrued expenses and other liabilities	18,829	5,819
TOTAL CURRENT LIABILITIES	113,391	61,245
LONG-TERM LIABILITIES
Long-term debt	706,420	108,750
Deferred tax liability, non-current	115,428	—
Lease incentive obligations and other long-term liabilities	2,165	1,630
TOTAL LONG-TERM LIABILITIES	824,013	110,380
TOTAL LIABILITIES	937,404	171,625
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 104,088,199 and 96,569,186 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	271,420	239,235
Warrants to acquire common stock	—	17,946
Retained earnings	23,604	15,366
Accumulated other comprehensive loss	(10,815)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	284,209	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,221,613	$431,805

QUARTERLY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	Second Quarter	Second Quarter	YTD -Second Quarter	YTD – Second Quarter
	2014 (as Restated)	2013	2014 (as Restated)	2013
Revenues	$133,872	$77,012	$224,494	$150,866
Cost of sales (exclusive of amortization of intangibles included below)	73,000	34,920	113,967	69,629
GROSS PROFIT	60,871	42,092	110,527	81,237

Selling, general and administrative expenses	21,168	13,113	37,754	25,448
Acquisition-related costs	20,940	—	21,394	519
Research and development expenses	9,588	5,051	14,007	11,020
Amortization of intangibles	8,439	1,677	13,196	3,410
TOTAL OPERATING EXPENSES	60,135	19,841	86,351	40,397
OPERATING INCOME	736	22,251	24,176	40,840

Amortization of deferred financing costs	(2,346)	(207)	(6,597)	(411)
Interest expense, net	(7,917)	(2,028)	(10,076)	(4,232)
Gain from product divestiture	8,490	—	8,490	—
Bargain purchase gain	—	—	—	—
Other non-operating income (expense), net	(214)	(34)	351	42
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,251)	19,982	16,344	36,239
Income tax provision (benefit)	(499)	7,345	7,602	12,760

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(752)	$12,637	$8,742	$23,479
(Loss) from discontinued operations, net of tax	(504)	—	(504)	—
NET INCOME (LOSS)	$(1,256)	$12,637	$8,238	$23,479
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$(0.01)	$0.13	$0.09	$0.24
(Loss) from discontinued operations, basic	$—	$—	$(0.01)	$—
NET INCOME (LOSS), BASIC	$(0.01)	$0.13	$0.08	$0.24

Income (loss) from continuing operations, diluted	$(0.01)	$0.11	$0.07	$0.21
(Loss) from discontinued operations, diluted	$—	$—	$—	$—
NET INCOME (LOSS), DILUTED	$(0.01)	$0.11	$0.07	$0.21

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	103,183	96,122	99,926	96,025
DILUTED	103,183	112,328	117,576	112,010

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$(1,256)	$12,637	$8,238	$23,479
Foreign currency translation (loss) income, net of tax of $78 and $2,564 in the quarters ended June 30, 2014 and 2013, respectively and ($799) and $2,379 in the year to date periods ended June 30, 2014 and 2013, respectively	(153)	(4,979)	1,552	(4,621)
COMPREHENSIVE INCOME (LOSS)	$(1,409)	$7,658	$9,790	$18,858

AKORN, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2014 (as Restated)	Six Months Ended June 30, 2013
OPERATING ACTIVITIES:
Consolidated net income	$8,238	$23,479
Loss from discontinued operations, net of tax	504	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	18,565	6,651
Amortization of deferred financing fees	6,599	411
Amortization of favorable (unfavorable) contracts	35	(318)
Amortization of inventory step-up	3,559	—
Non-cash stock compensation expense	3,275	4,244
Non-cash interest expense	2,655	2,263
Non-cash gain on bargain purchase	—	—
Gain from product divestiture	(9,329)	—
Deferred income taxes, net	(20,103)	1,201
Excess tax benefit from stock compensation	(722)	(745)
Non-cash settlement of product warranty liability	—	(1,299)
Equity in earnings of unconsolidated joint venture	—	(76)
Loss on extinguishment of debt	—	—
Gain on sale of available for sale security	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	(13,716)	(6,908)
Inventories, net	(10,227)	(4,428)
Prepaid expenses and other current assets	55,636	538
Trade accounts payable	11,524	(151)
Accrued expenses and other liabilities	(35,240)	(3,464)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,253	21,398
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(579,315)	(513)
Proceeds from disposal of assets	58,721	—
Payments for other intangible assets	(6,300)	—
Purchases of property, plant and equipment	(11,912)	(5,159)
Distributions from unconsolidated joint venture	—	—
NET CASH USED IN INVESTING ACTIVITIES	(538,806)	(5,672)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	600,000	—
Proceeds under stock option and stock purchase plans	2,071	1,265
Payments of contingent acquisition liabilities	—	—
Debt financing costs	(19,775)	—
Proceeds from warrant exercises	8,171	—
Excess tax benefits from stock compensation	722	745
Debt repayment	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	591,189	2,010
Effect of changes in exchange rates on cash and cash equivalents	102	(105)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,738	17,631
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,178	40,871
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,916	$58,412
SUPPLEMENTAL DISCLOSURES:
Amount paid for interest	$2,105	$2,152
Amount paid for income taxes, net of refunds received	$16,449	$11,936

NOTE A1 — ABRIDGED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

Fair Value of Financial Instruments:  The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The levels within the valuation hierarchy are described below:

•                  Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company’s cash and cash equivalents are considered Level 1 assets as of the periods ended June 30, 2014 and December 31, 2013.

•                  Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The market value of the Company’s forward contracts to hedge against changes in currency translation rates between U.S. dollars and Indian rupees is a Level 2 asset as of the periods June 30, 2014 and December 31, 2013.

•                  Level 3— Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.  The additional consideration payable related to the Company’s acquisition of three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (the “Lundbeck Acquisition”) on December 22, 2011 is a Level 3 liability as of the periods ended June 30, 2014 and December 31, 2013, respectively. The additional consideration payable to Santen Pharmaceutical Co. Ltd. (“Santen”) in relation to the Company’s acquisition of the U.S. New Drug Application (“NDA”) rights to Betimol® on January 2, 2014 and the additional consideration payable as a result of the ECR divestiture on June 20, 2014 and other insignificant contingent amounts are considered Level 3 liabilities as of period ended June 30, 2014.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Items	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$107,916	$107,916	$—	$—
Foreign currency forward contracts	630	—	630	—
Total assets	$108,546	$107,916	$630	$—

Purchase consideration payable	$24,003	$—	$—	$24,003
Total liabilities	$24,003	$—	$—	$24,003

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,178	$34,178	$—	$—
Foreign currency forward contracts	208	—	208	—
Total assets	$34,386	$34,178	$208	$—

Purchase consideration payable	$14,728	$—	$—	$14,728
Total liabilities	$14,728	$—	$—	$14,728

Discontinued Operations:  During the six month period ended June 30, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” As the ECR subsidiary had not previously been reported within the condensed and consolidated balance sheets as of December 31, 2013 no reclassification of amounts previously reported in the condensed consolidated balance sheets have been made. Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

NOTE B1 — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, as necessary, if actual forfeitures differ from initial estimates.

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted stock units, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options and employee stock purchase plan	$1,900	$2,191	$3,122	$3,830
Restricted stock units	92	350	153	414
Total stock-based compensation expense	$1,992	$2,541	$3,275	$4,244

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan and the 2003 Plan during the three and six month periods ended June 30, 2014, and 2013, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected volatility	54%	58%	54%	59%
Expected life (in years)	4.2	4.0	4.2	4.0
Risk-free interest rate	1.79%	0.73%	1.79%	0.74%
Dividend yield	—	—	—	—
Fair value per stock option	$10.77	$6.81	$10.77	$6.77
Forfeiture rate	8%	8%	8%	8%

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the six months ended June 30, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	9,228	$4.45	1.61	$186,169
Granted	991	24.75
Exercised	(238)	5.26
Forfeited	(19)	15.48
Outstanding at June 30, 2014	9,962	$6.42	2.75	$267,200
Exercisable at June 30, 2014	8,136	$3.47	2.24	$242,324

(1)                                 May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price.

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

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  On May 4, 2013, the Company granted a total of 31,899 restricted stock units to its Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares vested on May 4, 2014.  On May 2, 2014, the Company granted a total of 71,582 restricted stock units to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term of certain individuals in senior management.

The following is a summary of non-vested restricted stock activity:

	Number of Units	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2013	16	$15.36
Granted	72	24.74
Forfeited	—	—
Vested	(16)	15.36
Non-vested at June 30, 2014	72	$24.74

NOTE C1 — ACCOUNTS RECEIVABLE ALLOWANCES

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

Net trade accounts receivable consists of the following (in thousands):

	JUNE 30,
	2014 (As restated)	DECEMBER 31, 2013
Gross accounts receivable	$213,392	$88,165
Less reserves for:
Chargebacks and rebates	(58,312)	(12,882)
Product returns	(20,492)	(8,164)
Discounts and allowances	(5,155)	(1,644)
Advertising and promotions	(566)	(452)
Doubtful accounts	(93)	(25)
Trade accounts receivable, net	$128,774	$64,998

For the three and six month periods ended June 30, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As restated)	2013	2014 (As restated)	2013
Gross sales	$278,219	$126,113	$427,519	$249,930
Less adjustments for:
Chargebacks and rebates	(132,854)	(42,966)	(184,727)	(86,729)
Product returns	(88)	(482)	(974)	(1,713)
Discounts and allowances	(5,462)	(1,947)	(7,897)	(3,922)
Administrative fees	(3,354)	(2,358)	(5,506)	(4,320)
Advertising, promotions and others	(2,589)	(1,348)	(3,921)	(2,380)
Revenues, net	$133,872	$77,012	$224,494	$150,866

NOTE D1 — INVENTORIES

The components of inventories are as follows (in thousands):

	JUNE 30, 2014 (as Restated)	DECEMBER 31, 2013
Finished goods	$49,349	$22,886
Work in process	5,074	3,883
Raw materials and supplies	59,243	29,213
Inventories, net	$113,666	$55,982

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at June 30, 2014 and December 31, 2013 were reported net of these reserves of $15.1 million and $5.7 million, respectively.

NOTE E1 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	JUNE 30, 2014 (as Restated)	DECEMBER 31, 2013
Land and land improvements	$8,678	$2,606
Buildings and leasehold improvements	60,474	46,281
Furniture and equipment	109,531	76,536
Sub-total	178,683	125,423
Accumulated depreciation	(60,027)	(54,470)
Property, plant and equipment placed in service, net	118,656	70,953
Construction in progress	16,808	11,155
Property, plant and equipment, net	$135,464	$82,108

A portion of the Company’s property, plant and equipment is located outside the United States.  At June 30, 2014 and December 31, 2013, property, plant and equipment, net, with a net carrying value of $22.5 million and $21.1 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India.

The Company recorded depreciation expense of approximately $3.6 million and $1.6 million during the three month periods ended June 30, 2014 and 2013, respectively and approximately $5.5 million and $3.2 million during the six month periods ended June 30, 2014 and 2013, respectively.

NOTE F1 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the six months ended June 30, 2014 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2013	$11,863	$17,968	$29,831
Currency translation adjustments	—	549	549
Acquisitions	4,854	166,415	171,269
Dispositions	—	(15,284)	(15,284)
Balances at June 30, 2014 (as Restated)	$16,717	$169,648	$186,365

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

Product Licensing Rights, IPR&D, and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of June 30, 2014 and December 31, 2013, and the weighted average remaining amortization period as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Impairment	Net Balance	Wgtd Avg Remaining Amortization Period
JUNE 30, 2014 (as Restated)
Product licensing rights	$476,659	$(46,871)	$—	$429,788	13.8
IPR&D	9,400	—	—	9,400	N/A - Indefinite lived
Trademarks	15,000	(1,128)	—	13,872	19.9
Customer relationships	6,561	(2,002)	—	4,559	9.0
Other Intangibles	6,000	(68)	—	5,932	4.8
Non-compete agreement	2,552	(1,512)	—	1,040	1.7
	$516,172	$(51,581)	$—	$464,591

DECEMBER 31, 2013
Product licensing rights	$151,504	$(35,604)	—	$115,900	9.8
IPR&D	—	—	—	—	N/A - Indefinite lived
Trademarks	9,500	(844)	—	8,656	27.4
Customer relationships	6,166	(1,528)	—	4,638	9.8
Other Intangibles	—	—	—	—	—
Non-compete agreement	2,428	(1,117)	—	1,311	2.2
	$169,598	$(39,093)	—	130,505

The Company recorded amortization expense of approximately $8.4 million and $1.7 million during the three month periods ended June 30, 2014 and 2013, respectively and approximately $13.2 million and $3.4 million during the six month periods ended June 30, 2014 and 2013, respectively.

NOTE G1 — EARNINGS PER SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock units (“RSUs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (as Restated) (1)	2013	2014 (as Restated)	2013
Income (loss) from continuing operations used for basic earnings per share	$(752)	$12,637	$8,742	$23,479
Convertible debt income adjustments, net of tax	—	—	—	—
Income (loss) from continuing operations adjusted for convertible debt as used for diluted earnings per share	$(752)	$12,637	$8,742	$23,479
Income (loss) from continuing operations per share:
Basic	$(0.01)	$0.13	$0.09	$0.24
Diluted	$(0.01)	$0.11	$0.07	$0.21
(Loss) from discontinued operations, net of tax	$(504)	$—	$(504)	$—
(Loss) from discontinued operations per share:
Basic	$—	$—	$(0.01)	$—
Diluted	$—	$—	$—	$—

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	103,183	96,122	99,926	96,025
Dilutive securities:
Stock option and unvested RSUs	—	4,380	5,008	4,383
Stock warrants	—	6,614	3,779	6,564
Shares issuable upon conversion of convertible notes (2)	—	5,212	8,863	5,038
Total dilutive securities	—	16,206	17,650	15,985

Weighted average diluted shares outstanding	103,183	112,328	117,576	112,010

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	—	1,373	336	1,289

(1)         As a result of the loss from continuing operations in the three months ended June 30, 2014, the effect of potentially dilutive securities would be anti-dilutive and have been omitted from the calculation of diluted earnings per share consistent with GAAP.

(2)         As of the period ended June 30, 2014 the number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock.

Stock Warrant Exercise

On April 10, 2014, the Chairman of the Company’s Board of Directors, John N. Kapoor, Ph.D., exercised all of his 7.2 million outstanding stock warrants for cash.  These warrants were issued at various dates in 2009 and were scheduled to expire in 2014.  The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the six month period ended June 30, 2014.

NOTE H1 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Corporation; Cardinal Health, Inc.; and McKesson Corporation.  These three wholesalers are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of June 30, 2014 and December 31, 2013, and the gross and net sales for the three and six month periods ended June 30, 2014 and 2013, attributable to the Big 3 Wholesalers:

	Three months ended June 30,		Six months ended June 30,
Big 3 Wholesalers combined:	2014 (as Restated)	2013	2014 (as Restated)	2013
Percentage of gross sales	69%	57%	67%	58%
Percentage of net sales revenues	49%	38%	47%	40%

	June 30, 2014 (as Restated)	December 31, 2013
Percentage of gross trade accounts receivable	73%	63%

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a third party manufacturer that serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

During the three and six month periods ended June 30, 2014 and June 30, 2013, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable period.

Product Concentrations

No products represented greater than 10% of the Company’s total sales during the three and six month periods ended June 30, 2014, but one prescription pharmaceutical product represented approximately 12% of the Company’s total sales during the three and six month periods ended June 30, 2013, respectively.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE I1 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2014 (as Restated)	2013	2014 (as Restated)	2013
Income (loss) from continuing operations before income taxes	$(1,251)	$19,982	$16,344	$36,239
Income tax provision (benefit)	(499)	7,345	7,602	12,760
Net income (loss) from continuing operations	$(752)	$12,637	$8,742	$23,479

Income tax provision (benefit) as a percentage of income (loss) before income taxes	(39.9)%	36.8%	46.5%	35.2%

In accordance with ASC 740-10-25, Income Taxes — Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.3 million and $0.8 million related to uncertain tax positions as of June 30, 2014 and December 31, 2013, respectively.  If recognized, $0.8 million of these tax positions will impact the Company’s effective rate with the remaining $0.5 million affecting goodwill.

NOTE J1 — SEGMENT INFORMATION

During the three and six month periods ended June 30, 2014, the Company reported results for the following two reportable segments:

•                  Prescription Pharmaceuticals

•                  Consumer Health

Prior to the three months ended June 30, 2014 the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services, which were realigned as a result of the Hi-Tech acquisition to more closely align our reporting structure with the operations and management of the business.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO and Chief Operating Decision Maker (CODM), as defined in ASC 280 - Segment Reporting, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands). The Company has recasted prior periods such as the three and six month periods ended June 30, 2013, to reflect the new segment reporting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (as Restated)	2013	2014 (as Restated)	2013
Revenues:
Prescription Pharmaceuticals	$119,481	$67,362	$201,327	$132,508
Consumer Health	14,391	9,650	23,167	18,358
Total revenues	133,872	77,012	224,494	150,866
Gross Profit:
Prescription Pharmaceuticals	52,335	36,743	97,619	70,766
Consumer Health	8,536	5,349	12,908	10,471
Total gross profit	60,871	42,092	110,527	81,237

Operating expenses	60,135	19,841	86,351	40,397
Operating income	736	22,251	24,176	40,840
Other expense	(1,987)	(2,269)	(7,832)	(4,601)
Income (loss) from continuing operations before income taxes	$(1,251)	$19,982	$16,344	$36,239

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

Quarter and Year-to-Date period ended September 30, 2014

QUARTERLY CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2014 (as Restated) (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,466	$34,178
Trade accounts receivable, net	127,972	64,998
Inventories, net	132,116	55,982
Deferred taxes, current	63,976	7,945
Available for sale security, current	10,804	—
Prepaid expenses and other current assets	27,332	5,753
TOTAL CURRENT ASSETS	493,666	168,856
PROPERTY, PLANT AND EQUIPMENT, NET	139,374	82,108
OTHER LONG-TERM ASSETS
Goodwill	285,881	29,831
Product licensing rights, net	671,127	115,900
Other intangibles, net	251,156	14,605
Deferred financing costs, net	25,172	5,676
Deferred taxes, non-current	1,746	1,643
Long-term investments	211	10,006
Other non-current assets	2,377	3,180
TOTAL OTHER LONG-TERM ASSETS	1,237,670	180,841
TOTAL ASSETS	$1,870,710	$431,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$38,205	$22,999
Purchase consideration payable, current	24,216	14,728
Income taxes payable	—	1,459
Accrued royalties	14,533	6,004
Accrued compensation	12,977	7,692
Current maturities of long-term debt	10,494	—
Accrued administrative fees	8,898	2,544
Accrued expenses and other liabilities	31,957	5,819
TOTAL CURRENT LIABILITIES	141,280	61,245
LONG-TERM LIABILITIES
Long-term debt	1,146,585	108,750
Deferred tax liability, non-current	270,775	—
Lease incentive obligations and other long-term liabilities	2,679	1,630
TOTAL LONG-TERM LIABILITIES	1,420,039	110,380
TOTAL LIABILITIES	1,561,319	171,625
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 107,330,516 and 96,569,186 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	309,331	239,235
Warrants to acquire common stock	—	17,946
Retained earnings	11,271	15,366
Accumulated other comprehensive loss	(11,211)	(12,367)
TOTAL SHAREHOLDERS’ EQUITY	309,391	260,180
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,870,710	$431,805

QUARTERLY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	Third Quarter	Third Quarter	YTD -Third Quarter	YTD — Third Quarter
	2014 (as Restated)	2013	2014 (as Restated)	2013
Revenues	$127,698	$81,892	$352,192	$232,758
Cost of sales (exclusive of amortization of intangibles included below)	82,198	38,195	196,165	107,824
GROSS PROFIT	45,500	43,697	156,027	124,934

Selling, general and administrative expenses	26,799	13,645	64,553	39,093
Acquisition-related costs	8,159	1,459	29,553	1,978
Research and development expenses	8,758	4,837	22,765	15,857
Amortization of intangibles	13,814	1,568	27,010	4,978
TOTAL OPERATING EXPENSES	57,530	21,509	143,881	61,906
OPERATING INCOME (LOSS)	(12,030)	22,188	12,146	63,028

Amortization of deferred financing costs	(2,272)	(211)	(8,869)	(622)
Interest expense, net	(11,804)	(2,155)	(21,880)	(6,387)
Gain from product divestiture	847	—	9,337	—
Bargain purchase gain	—	—	—	—
Other non-operating income (expense), net	1,012	160	1,363	202
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(24,247)	19,982	(7,903)	56,221
Income tax provision (benefit)	(11,914)	7,777	(4,312)	20,537

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(12,333)	$12,205	$(3,591)	$35,684
(Loss) from discontinued operations, net of tax	—	—	(504)	—
NET INCOME (LOSS)	$(12,333)	$12,205	$(4,095)	$35,684
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$(0.12)	$0.13	$(0.04)	$0.37
(Loss) from discontinued operations, basic	—	—	$—	—
NET INCOME (LOSS), BASIC	$(0.12)	$0.13	$(0.04)	$0.37

Income (loss) from continuing operations, diluted	$(0.12)	$0.11	$(0.04)	$0.32
(Loss) from discontinued operations, diluted	—	—	$—	—
NET INCOME (LOSS), DILUTED	$(0.12)	$0.11	$(0.04)	$0.32

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	105,438	96,238	101,784	96,096
DILUTED	105,438	113,717	101,784	112,644

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$(12,333)	$12,205	$(4,095)	$35,684
Unrealized holding gain on available-for-sale securities, net of tax of ($631) and $0 for the quarters ended June 30, 2014 and 2013, respectively and net of tax of ($631) and $0 for year to date period ended June 30, 2014 and 2013, respectively.	1,070	—	1,070	—
Foreign currency translation (loss) income, net of tax of $755 and $1,340 for the quarters ended June 30, 2014 and 2013, respectively and net of tax of $44 and $3,720 for the year to date period ended June 30, 2014 and 2013, respectively.	(1,466)	(2,603)	86	(7,224)
COMPREHENSIVE INCOME (LOSS)	$(12,729)	$9,602	$(2,939)	$28,460

AKORN, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2014 (as Restated)	Nine Months Ended September 30, 2013
OPERATING ACTIVITIES:
Consolidated net income (loss)	$(4,095)	$35,684
Loss from discontinued operations, net of tax	504	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	37,270	9,925
Amortization of deferred financing fees	8,870	622
Amortization of favorable (unfavorable) contracts	53	(475)
Amortization of inventory step-up	9,844	—
Non-cash stock compensation expense	5,065	5,674
Non-cash interest expense	3,955	3,426
Gain from product divestiture	(9,329)	—
Deferred income taxes, net	(40,270)	1,829
Excess tax benefit from stock compensation	(32,047)	(1,192)
Non-cash settlement of product warranty liability	—	(1,299)
Equity in earnings of unconsolidated joint venture	—	(76)
Loss on extinguishment of debt	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	(9,821)	(10,858)
Inventories, net	(14,037)	(4,575)
Prepaid expenses and other current assets	41,078	867
Trade accounts payable	1,888	1,444
Accrued expenses and other liabilities	(14,429)	1,414
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,357	42,410
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(929,772)	(513)
Proceeds from disposal of assets	58,750	—
Payments for other intangible assets	(8,498)	—
Purchases of property, plant and equipment	(17,778)	(7,936)
Distributions from unconsolidated joint venture	—	—
NET CASH USED IN INVESTING ACTIVITIES	(897,298)	(8,449)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	1,045,044	—
Proceeds under stock option and stock purchase plans	6,867	2,439
Payments of contingent acquisition liabilities	—	—
Debt financing costs	(28,365)	(2,557)
Proceeds from warrant exercises	8,171	—
Excess tax benefits from stock compensation	32,047	1,192
Debt repayment	(82,436)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	981,328	1,074
Effect of changes in exchange rates on cash and cash equivalents	(99)	(218)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,288	34,817
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,178	40,781
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,466	$75,598
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$8,944	$2,178
Amount paid for income taxes, net of refunds received	$6,226	$18,690

NOTE A2 — ABRIDGED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

Fair Value of Financial Instruments:  The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The levels within the valuation hierarchy are described below:

•                  Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company’s cash and cash equivalents are considered Level 1 assets as of the periods ended September 30, 2014 and December 31, 2013.

•                  Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. The market value of the Company’s forward contracts to hedge against changes in currency translation rates between U.S. dollars and Indian rupees is a Level 2 asset as of the periods September 30, 2014 and December 31, 2013.

•                  Level 3— Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The fair valuation of the available for sale investment held in shares of Nicox S.A is a Level 3 asset as of the period ended September 30, 2014. The additional consideration payable related to the Company’s acquisition of three branded, injectable drug products from the U.S. subsidiary of H. Lundbeck A/S (the “Lundbeck Acquisition”) on December 22, 2011 is a Level 3 liability as of the periods ended September 30, 2014 and December 31, 2013, respectively. The additional consideration payable to Santen Pharmaceutical Co. Ltd. (“Santen”) in relation to the Company’s acquisition of the U.S. New Drug Application (“NDA”) rights to Betimol® on January 2, 2014 and the additional consideration payable as a result of the ECR divestiture on June 20, 2014 and other insignificant contingent amounts are considered Level 3 liabilities as of period ended September 30, 2014.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

	Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$131,466	$131,466	$—	$—
Available-for-sale securities	12,458	—	—	12,458
Foreign currency forward contracts	279	—	279	—
Total assets	$144,203	$131,466	$279	$12,458

Purchase consideration payable	$24,347	$—	$—	$24,347
Total liabilities	$24,347	$—	$—	$24,347

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,178	$34,178	$—	$—
Foreign currency forward contracts	208	—	208	—
Total assets	$34,386	$34,178	$208	$—

Purchase consideration payable	$14,728	$—	$—	$14,728
Total liabilities	$14,728	$—	$—	$14,728

Discontinued Operations:  During the nine month period ended June 30, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” As the ECR subsidiary had not previously been reported within the condensed and consolidated balance sheets as of December 31, 2013 no reclassification of amounts previously reported in the condensed consolidated balance sheets have been made. Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

NOTE B2 — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, as necessary, if actual forfeitures differ from initial estimates.

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted stock units, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three and nine month periods ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options and employee stock purchase plan	$1,505	$1,326	$4,627	$5,156
Restricted stock units	285	104	438	518
Total stock-based compensation expense	$1,790	$1,430	$5,065	$5,674

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan and the 2003 Plan during the three and nine month periods ended September 30, 2014, and 2013, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected volatility	70%	N/A	58%	59%
Expected life (in years)	4.0	N/A	4.2	4.0
Risk-free interest rate	2.16%	N/A	1.88%	0.74%
Dividend yield	—%	N/A	—%	—%
Fair value per stock option	$18.34	N/A	$12.54	$6.77
Forfeiture rate	8%	N/A	8%	8%

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the nine months ended September 30, 2014:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2013	9,228	$4.45	1.61	$186,169
Granted	1,295	26.92
Exercised	(3,481)	1.74
Forfeited	(43)	19.66
Outstanding at September 30, 2014	6,999	$9.86	3.02	$184,869
Exercisable at September 30, 2014	4,998	$4.92	1.97	$156,650

(1)                                 May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price.

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

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.  On May 4, 2013, the

Company granted a total of 31,899 restricted stock units to its Directors, of which 15,946 shares vested immediately upon issuance and the remaining 15,953 shares vested on May 4, 2014.  On May 2, 2014, the Company granted a total of 71,582 restricted stock units to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term of certain individuals in senior management. On September 5, 2014, the Company granted a total of 257,416 restricted stock units to senior management and 8,034 shares to a Director to make the individuals who received extended option terms on May 2, 2014 whole given increased tax liabilities. The options each vest at 25% per year on the anniversary date of the grant ending September 5, 2018.

The following is a summary of non-vested restricted stock activity:

	Number of Units	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2013	16	$15.36
Granted	337	27.54
Forfeited	—	—
Vested	(16)	15.36
Non-vested at September 30, 2014	337	$27.54

NOTE C2 — ACCOUNTS RECEIVABLE ALLOWANCES

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

Net trade accounts receivable consists of the following (in thousands):

	SEPTEMBER 30,
	2014 (As restated)	DECEMBER 31, 2013
Gross accounts receivable	$293,113	$88,165
Less reserves for:
Chargebacks and rebates	(116,997)	(12,882)
Product returns	(38,266)	(8,164)
Discounts and allowances	(8,753)	(1,644)
Advertising and promotions	(1,031)	(452)
Doubtful accounts	(94)	(25)
Trade accounts receivable, net	$127,972	$64,998

For the three and nine month periods ended September 30, 2014 and 2013, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (As restated)	2013	2014 (As restated)	2013
Gross sales	$397,422	$137,235	$824,941	$387,165
Less adjustments for:
Chargebacks and rebates	(244,288)	(49,373)	(429,014)	(136,102)
Product returns	(8,958)	(719)	(9,932)	(2,432)
Discounts and allowances	(8,933)	(2,228)	(16,830)	(6,150)
Administrative fees	(6,435)	(2,035)	(11,942)	(6,355)
Advertising, promotions and others	(1,110)	(988)	(5,031)	(3,368)
Revenues, net	$127,698	$81,892	$352,192	$232,758

NOTE D2 — INVENTORIES

The components of inventories are as follows (in thousands):

	SEPTEMBER 30, 2014 (as Restated)	DECEMBER 31, 2013
Finished goods	$66,598	$22,886
Work in process	4,574	3,883
Raw materials and supplies	60,944	29,213
Inventories, net	$132,116	$55,982

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at September 30, 2014 and December 31, 2013 were reported net of these reserves of $17.5 million and $5.7 million, respectively.

NOTE E2 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	SEPTEMBER 30, 2014 (as Restated)	DECEMBER 31, 2013
Land and land improvements	$9,395	$2,606
Buildings and leasehold improvements	61,468	46,281
Furniture and equipment	112,127	76,536
Sub-total	182,990	125,423
Accumulated depreciation	(64,829)	(54,470)
Property, plant and equipment placed in service, net	118,161	70,953
Construction in progress	21,213	11,155
Property, plant and equipment, net	$139,374	$82,108

A portion of the Company’s property, plant and equipment is located outside the United States.  At September 30, 2014 and December 31, 2013, property, plant and equipment, net, with a net carrying value of $22.1 million and $21.1 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India.

The Company recorded depreciation expense of approximately $5.0 million and $1.7 million during the three month periods ended September 30, 2014 and 2013, respectively and approximately $10.4 million and $4.9 million during the nine month periods ended September 30, 2014 and 2013, respectively.

NOTE F2 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the nine months ended September 30, 2014 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2013	$11,863	$17,968	$29,831
Currency translation adjustments	—	85	85
Acquisitions	4,854	266,395	271,249
Dispositions	—	(15,284)	(15,284)
Balances at September 30, 2014 (as Restated)	$16,717	$269,164	$285,881

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

Product Licensing Rights, IPR&D, and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of September 30, 2014 and December 31, 2013, and the weighted average remaining amortization period as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Impairment	Net Balance	Wgtd Avg Remaining Amortization Period
SEPTEMBER 30, 2014 (as Restated)
Product licensing rights	$729,628	$(58,501)	$—	$671,127	12.6
IPR&D	221,771	—	—	221,771	N/A - Indefinite lived
Trademarks	16,000	(1,406)	—	14,594	18.6
Customer relationships	6,502	(3,327)	—	3,175	11.0
Other Intangibles	11,200	(445)	—	10,755	7.6
Non-compete agreement	2,490	(1,629)	—	861	1.4
	$987,591	$(65,308)	$—	$922,283

DECEMBER 31, 2013
Product licensing rights	$151,504	$(35,604)	—	$115,900	9.8
IPR&D	—	—	—	—	N/A - Indefinite lived
Trademarks	9,500	(844)	—	8,656	27.4
Customer relationships	6,166	(1,528)	—	4,638	9.8
Other Intangibles	—	—	—	—	—
Non-compete agreement	2,428	(1,117)	—	1,311	2.2
	$169,598	$(39,093)	—	$130,505

The Company recorded amortization expense of approximately $13.8 million and $1.6 million during the three month periods ended September 30, 2014 and 2013, respectively and approximately $27.0 million and $5.0 million during the nine month periods ended September 30, 2014 and 2013, respectively.

NOTE G2 — EARNINGS PER SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock units (“RSUs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (as Restated) (1)	2013	2014 (as Restated) (1)	2013
Income (loss) from continuing operations used for basic earnings per share	$(12,333)	$12,205	$(3,591)	$35,684
Convertible debt income adjustments, net of tax	—	—	—	—
Income (loss) from continuing operations adjusted for convertible debt as used for diluted earnings per share	$(12,333)	$12,205	$(3,591)	$35,684
Income (loss) from continuing operations per share:
Basic	$(0.12)	$0.13	$(0.04)	$0.37
Diluted	$(0.12)	$0.11	$(0.04)	$0.32
(Loss) from discontinued operations, net of tax	$—	$—	$(504)	$—
(Loss) from discontinued operations per share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	105,438	96,238	101,784	96,096
Dilutive securities:
Stock option and unvested RSUs	—	4,510	—	4,408
Stock warrants	—	6,687	—	6,635
Shares issuable upon conversion of convertible notes (2)	—	6,282	—	5,505
Total dilutive securities	—	17,479	—	16,548

Weighted average diluted shares outstanding	105,438	113,717	101,784	112,644

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	—	1,110	—	1,335

(1)         As a result of the loss from continuing operations in the three and nine months ended September 30, 2014, the effect of potentially dilutive securities would be anti-dilutive and have been omitted from the calculation of diluted earnings per share consistent with GAAP.

(2)         As of the period ended September 30, 2014 the number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock.

Stock Warrant Exercise

On April 10, 2014, the Chairman of the Company’s Board of Directors, John N. Kapoor, Ph.D., exercised all of his 7.2 million outstanding stock warrants for cash.  These warrants were issued at various dates in 2009 and were scheduled to expire in 2014.  The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the nine month period ended September 30, 2014.

NOTE H2 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Corporation; Cardinal Health, Inc.; and McKesson Corporation. These three wholesalers are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of September 30, 2014 and December 31, 2013, and the gross and net sales for the three and nine month periods ended September 30, 2014 and 2013, attributable to the Big 3 Wholesalers:

	Three months ended September 30,		Nine months ended September 30,
Big 3 Wholesalers combined:	2014 (as Restated)	2013	2014 (as Restated)	2013
Percentage of gross sales	79%	61%	73%	59%
Percentage of net sales revenues	43%	41%	46%	41%

	September 30, 2014 (as Restated)	December 31, 2013
Percentage of gross trade accounts receivable	81%	63%

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a third party manufacturer that serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.   Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

During the three month period ended September 30, 2013, one supplier of the finished form of one of the Company’s pharmaceutical products accounted for approximately 14% of the Company’s total purchases during the quarter. During the three month period ended September 2014, and the nine month periods ended September 30, 2014 and September 30, 2013, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable period.

Product Concentrations

No products represented greater than 10% of the Company’s total sales during the three and nine month periods ended September 30, 2014, but one prescription pharmaceutical product represented approximately 13% and 12% of the Company’s total sales during the three and nine month periods ended September 30, 2013, respectively.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE I2 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2014 (as Restated)	2013	2014 (as Restated)	2013
Income (loss) from continuing operations before income taxes	$(24,247)	$19,982	$(7,903)	$56,221
Income tax provision (benefit)	(11,914)	7,777	(4,312)	20,537
Net income (loss) from continuing operations	$(12,333)	$12,205	$(3,591)	$35,684

Income tax provision (benefit) as a percentage of income before income taxes	(49.1)%	38.9%	(54.6)%	36.5%

In accordance with ASC 740-10-25, Income Taxes — Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $1.7 million and $0.8 million related to uncertain tax positions as of September 30, 2014 and December 31, 2013, respectively.  If recognized, $0.9 million of these tax positions will impact the Company’s effective rate with the remaining $0.8 million affecting goodwill.

NOTE J2 — SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2014, the Company reported results for the following two reportable segments:

•                  Prescription Pharmaceuticals

•                  Consumer Health

Prior to the three months ended June 30, 2014 the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services, which were realigned as a result of the Hi-Tech acquisition to more closely align our reporting structure with the operations and management of the business.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO and Chief Operating Decision Maker (CODM), as defined in ASC 280 - Segment Reporting, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands). The Company has recasted prior periods such as the three and nine month periods ended September 30, 2013, to reflect the new segment reporting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (as Restated)	2013	2014 (as Restated)	2013
Revenues:
Prescription Pharmaceuticals	$114,953	$72,677	$316,280	$205,185
Consumer Health	12,745	9,215	35,912	27,573

Total revenues	127,698	81,892	352,192	232,758

Gross Profit:
Prescription Pharmaceuticals	39,246	38,372	136,865	109,138
Consumer Health	6,254	5,325	19,162	15,796

Total gross profit	45,500	43,697	156,027	124,934

Operating expenses	57,530	21,509	143,881	61,906

Operating income (loss)	(12,030)	22,188	12,146	63,028
Other (expense)	(12,217)	(2,206)	(20,049)	(6,807)

Income (loss) from continuing operations before income taxes	$(24,247)	$19,982	$(7,903)	$56,221

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

Quarter period ended December 31, 2014

QUARTERLY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	Fourth Quarter	Fourth Quarter
	2014 (as Restated)	2013
Revenues	$202,856	$84,953
Cost of sales (exclusive of amortization of intangibles included below)	97,523	37,983
GROSS PROFIT	105,333	46,970

Selling, general and administrative expenses	28,402	14,415
Acquisition-related costs	3,287	934
Research and development expenses	8,491	4,001
Amortization of intangibles	16,483	2,444
TOTAL OPERATING EXPENSES	56,663	21,794
OPERATING INCOME	48,670	25,176

Amortization of deferred financing costs	(1,116)	(220)
Interest expense, net	(13,777)	(2,262)
Equity in earnings of unconsolidated joint venture	—	80
Gain (loss) from product divestiture	(40)	—
Bargain purchase gain	—	3,707
Other non-operating income (expense), net	(492)	193
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33,245	26,674
Income tax provision (benefit)	15,266	9,996

INCOME (LOSS) FROM CONTINUING OPERATIONS	$17,979	$16,678
(Loss) from discontinued operations, net of tax	$—	$—
NET INCOME (LOSS)	$17,979	$16,678
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$0.17	$0.17
(Loss) from discontinued operations, basic	$—	$—
NET INCOME (LOSS), BASIC	$0.17	$0.17

Income (loss) from continuing operations, diluted	$0.16	$0.13
(Loss) from discontinued operations, diluted	$—	—
NET INCOME (LOSS), DILUTED	$0.16	$0.13

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	108,515	96,431
DILUTED	124,491	113,898

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$17,979	$16,678
Unrealized holding loss on available-for-sale securities, net of tax of $1,294	(2,193)	—
Foreign currency translation (loss) income, net of tax of $922 and ($392) as of December 31, 2014 and 2013, respectively	(1,790)	761
COMPREHENSIVE INCOME (LOSS)	$13,996	$17,439

Quarter period ended March 31, 2015

QUARTERLY CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2015 (Unaudited)	December 31, 2014 (As restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,532	$70,679
Trade accounts receivable, net	190,710	187,545
Inventories, net	149,403	135,197
Deferred taxes, current	39,564	38,411
Available for sale security, current	5,558	7,268
Prepaid expenses and other current assets	35,118	37,061
TOTAL CURRENT ASSETS	543,885	476,161
PROPERTY, PLANT AND EQUIPMENT, NET	175,991	144,196
OTHER LONG-TERM ASSETS
Goodwill	285,674	285,283
Product licensing rights, net	689,490	704,791
Other intangibles, net	254,590	255,612
Deferred financing costs, net	22,687	23,704
Deferred taxes, non-current	2,643	2,084
Long-term investments	129	211
Other non-current assets	1,248	1,863
TOTAL OTHER LONG-TERM ASSETS	1,256,462	1,273,548
TOTAL ASSETS	$1,976,338	$1,893,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$57,971	$47,317
Purchase consideration payable, current	12,367	10,970
Income taxes payable	—	—
Accrued royalties	13,948	13,204
Accrued compensation	8,375	13,467
Current maturities of long-term debt	10,450	10,450
Accrued administrative fees	36,312	40,870
Accrued expenses and other liabilities	14,428	14,576
TOTAL CURRENT LIABILITIES	153,851	150,854
LONG-TERM LIABILITIES
Long-term debt	1,110,458	1,114,481
Deferred tax liability, non-current	263,466	269,428
Lease incentive obligations and other long-term liabilities	6,388	2,836
TOTAL LONG-TERM LIABILITIES	1,380,312	1,386,745
TOTAL LIABILITIES	1,534,163	1,537,599
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 114,332,873 and 111,734,901 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	388,475	342,252
Warrants to acquire common stock	—	—
Retained earnings	66,788	29,250
Accumulated other comprehensive loss	(13,088)	(15,195)
TOTAL SHAREHOLDERS’ EQUITY	442,175	356,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,976,338	$1,893,905

QUARTERLY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	First Quarter	First Quarter (as Restated)
	2015	2014
Revenues	$227,378	$90,622
Cost of sales (exclusive of amortization of intangibles included below)	97,215	40,966
GROSS PROFIT	130,163	49,656

Selling, general and administrative expenses	29,986	16,586
Acquisition-related costs	1,257	454
Research and development expenses	9,276	4,419
Amortization of intangibles	16,377	4,757
TOTAL OPERATING EXPENSES	56,896	26,216
OPERATING INCOME	73,267	23,440

Amortization of deferred financing costs	(996)	(4,251)
Interest expense, net	(13,480)	(2,161)
Gain from product divestiture	—	—
Bargain purchase gain	849	—
Other non-operating income (expense), net	(1,312)	567
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58,328	17,595
Income tax provision (benefit)	20,790	8,101

INCOME (LOSS) FROM CONTINUING OPERATIONS	$37,538	$9,494
(Loss) from discontinued operations, net of tax	—	—
NET INCOME (LOSS)	$37,538	$9,494
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$0.33	$0.10
(Loss) from discontinued operations, basic	$—	$—
NET INCOME (LOSS), BASIC	$0.33	$0.10

Income (loss) from continuing operations, diluted	$0.31	$0.08
(Loss) from discontinued operations, diluted	$—	$—
NET INCOME (LOSS), DILUTED	$0.31	$0.08

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	113,352	96,633
DILUTED	125,377	116,884

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$37,538	$9,494
Unrealized holding gain on available-for-sale securities, net of tax of ($59)	101	—
Foreign currency translation (loss) income, net of tax of ($1,034) and ($878) for the quarters ended March 31, 2015 and 2014, respectively.	2,008	1,705
COMPREHENSIVE INCOME (LOSS)	$39,647	$11,199

AKORN, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014 (as Restated)
OPERATING ACTIVITIES:
Consolidated net income	$37,538	$9,494
Loss from discontinued operations, net of tax	—	—
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	21,109	6,675
Amortization of deferred financing fees	997	226
Amortization of favorable (unfavorable) contracts	18	18
Amortization of inventory step-up	4,682	—
Non-cash stock compensation expense	2,974	1,282
Non-cash interest expense	1,186	1,249
Non-cash gain on bargain purchase	(849)	—
Gain from product divestiture	—	—
Deferred income taxes, net	(9,186)	(1,722)
Excess tax benefit from stock compensation	(29,944)	(33)
Loss on extinguishment of debt	98	—
Gain on sale of available for sale security	146	—
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	384	(450)
Inventories, net	(14,559)	(5,987)
Prepaid expenses and other current assets	2,896	1,026
Trade accounts payable	7,916	6,100
Accrued expenses and other liabilities	19,860	5,498
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,266	23,376
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(24,637)	(7,500)
Proceeds from disposal of assets	2,358	—
Payments for other intangible assets	—	—
Purchases of property, plant and equipment	(7,088)	(5,198)
Distributions from unconsolidated joint venture	—	—
NET CASH USED IN INVESTING ACTIVITIES	(29,367)	(12,698)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	—
Proceeds under stock option and stock purchase plans	10,958	1,022
Payments of contingent acquisition liabilities	(1,500)	—
Debt financing costs	—	(408)
Proceeds from warrant exercises	—	—
Excess tax benefits from stock compensation	29,944	33
Debt repayment	(2,613)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,789	647
Effect of changes in exchange rates on cash and cash equivalents	165	103
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,853	11,428
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	70,679	34,178
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,532	$45,606
SUPPLEMENTAL DISCLOSURES
Amount paid for interest	$11,836	$129
Amount paid for income taxes, net of refunds received	$238	$1,806

NOTE A3 — ABRIDGED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

Fair Value of Financial Instruments:  The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The levels within the valuation hierarchy are described below:

•                  Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company’s cash and cash equivalents and the portion of the value of the Nicox S.A. (“Nicox”) shares which are available to trade on the exchange are considered Level 1 assets as of the periods ended March 31, 2015 and December 31, 2014.

•                  Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

•                  Level 3— Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The portion of the fair valuation of the available for sale investment held in shares of Nicox subject to a lock-up provision is considered a Level 3 asset as of the periods ended March 31, 2015 and December 31, 2014, respectively. The additional consideration payable to Santen Pharmaceutical Co. Ltd. (“Santen”) in relation to the Company’s acquisition of the U.S. New Drug Application (“NDA”) rights to Betimol® on January 2, 2014 and the additional consideration payable as a result of the ECR divestiture on June 20, 2014 and other insignificant contingent amounts are considered Level 3 liabilities as of periods ended March 31, 2015 and December 31, 2014, respectively.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$123,532	$123,532	$—	$—
Available-for-sale securities	6,047	3,259	—	2,788
Total assets	$129,579	$126,791	$—	$2,788

Purchase consideration payable	$12,443	$—	$—	$12,443
Total liabilities	$12,443	$—	$—	$12,443

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$70,679	$70,679	$—	$—
Available-for-sale securities	8,391	—	—	8,391
Total assets	$79,070	$70,679	$—	$8,391

Purchase consideration payable	$11,101	$—	$—	$11,101
Total liabilities	$11,101	$—	$—	$11,101

Discontinued Operations:  During the year period ended December 31, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

NOTE B3 — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, as necessary, if actual forfeitures differ from initial estimates.

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted stock units, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three month periods ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Stock options and employee stock purchase plan	$2,252	$1,221
Restricted stock units	722	61
Total stock-based compensation expense	$2,974	$1,282

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan and the 2003 Plan during the three month periods ended March 31, 2015, and 2014, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three months ended March 31,
	2015	2014
Expected volatility	42%	—
Expected life (in years)	4.75	—
Risk-free interest rate	1.56%	—
Dividend yield	—	—
Fair value per stock option	$18.21	—
Forfeiture rate	8%	—

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the three months ended March 31, 2015:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014	6,386	$11.44	2.48	$158,097
Granted	297	48.05
Exercised	(2,222)	4.17
Forfeited	(63)	35.03
Outstanding at March 31, 2015	4,398	$17.28	3.35	$132,985
Exercisable at March 31, 2015	2,173	$7.01	1.08	$87,991

(1)                                 May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three month period ended March 31, 2015, approximately 2.2 million stock options were exercised resulting in cash payments due to the Company of approximately $9.2 million.   These stock option exercises generated tax-deductible expenses totaling approximately $84.9 million.  During the three month period ended March 31, 2014, 56,000 stock options were exercised resulting in cash payments to the Company of approximately $0.2 million.  These option exercises generated tax-deductible expenses of approximately $1.1 million.

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.

On May 2, 2014, the Company granted a total of 71,582 restricted stock units to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term for grants to certain individuals in senior management. On September 5, 2014, the Company granted a total of 257,416 restricted stock units to senior management and 8,034 shares to a Director to make the individuals who received extended option terms on May 2, 2014 whole given increased tax liabilities. The shares each vest at

25% per year on the anniversary date of the grant ending September 5, 2018.  No restricted stock units were issued during the quarter ended March 31, 2015.

The following is a summary of non-vested restricted stock activity:

	Number of Units	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2014	337	$35.31
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested at March 31, 2015	337	$35.31

NOTE C3 — ACCOUNTS RECEIVABLE ALLOWANCES

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

Net trade accounts receivable consists of the following (in thousands):

		DECEMBER 31,
	MARCH 31, 2015	2014 (as Restated)
Gross accounts receivable	$414,757	$446,925
Less reserves for:
Chargebacks and rebates	(162,249)	(198,112)
Product returns	(47,578)	(44,646)
Discounts and allowances	(13,503)	(15,554)
Advertising and promotions	(440)	(758)
Doubtful accounts	(277)	(309)
Trade accounts receivable, net	$190,710	$187,545

For the three month periods ended March 31, 2015 and 2014, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross sales	$568,016	$149,300
Less adjustments for:
Chargebacks and rebates	(293,181)	(51,873)
Product returns	(5,574)	(886)
Discounts and allowances	(14,044)	(2,435)
Administrative fees	(26,123)	(2,152)
Advertising, promotions and others	(1,716)	(1,332)
Revenues, net	$227,378	$90,622

NOTE D3 — INVENTORIES

The components of inventories are as follows (in thousands):

	MARCH 31, 2015	DECEMBER 31, 2014 (as Restated)
Finished goods	$76,194	$69,499
Work in process	10,032	4,075
Raw materials and supplies	63,177	61,623
Inventories, net	$149,403	$135,197

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at March 31, 2015 and December 31, 2014 were reported net of these reserves of $24.1 million and $21.4 million, respectively.

NOTE E3 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	MARCH 31, 2015	DECEMBER 31, 2014 (as Restated)
Land and land improvements	$17,721	$9,323
Buildings and leasehold improvements	79,216	63,846
Furniture and equipment	123,748	112,552
Sub-total	220,685	185,721
Accumulated depreciation	(72,756)	(67,937)
Property, plant and equipment placed in service, net	147,929	117,784
Construction in progress	28,062	26,412
Property, plant and equipment, net	$175,991	$144,196

A portion of the Company’s property, plant and equipment is located outside the United States.  At March 31, 2015, property, plant and equipment, net, with a net carrying value of $55.6 million, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India and the Company’s manufacturing facility and regional corporate offices in Switzerland. While at December 31, 2014, property, plant and equipment, net, with a net carrying value of $25.6 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India.

The Company recorded depreciation expense of approximately $5.0 million and $1.9 million during the three month periods ended March 31, 2015 and 2014, respectively.

NOTE F3 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the three months ended March 31, 2015 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2014 (as Restated)	$16,717	$268,566	$285,283
Currency translation adjustments	—	391	391
Acquisitions	—	—	—
Dispositions	—	—	—
Balances at March 31, 2015	$16,717	$268,957	$285,674

Product Licensing Rights, IPR&D, and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of March 31, 2015 and December 31, 2014, and the weighted average remaining amortization period as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Impairment	Net Balance	Wgtd Avg Remaining Amortization Period
MARCH 31, 2015
Product licensing rights	$778,734	$(89,244)	$—	$689,490	13.9
IPR&D	227,259	—	—	227,259	N/A - Indefinite lived
Trademarks	16,000	(2,036)	—	13,964	22.6
Customer relationships	6,464	(3,569)	—	2,895	12.5
Other Intangibles	11,234	(1,309)	—	9,925	8.7
Non-compete agreement	2,449	(1,902)	—	547	0.8
	$1,042,140	$(98,060)	$—	$944,080

DECEMBER 31, 2014 (as Restated)
Product licensing rights	$778,734	$(73,943)	$—	$704,791	12.1
IPR&D	227,259	—	—	227,259	N/A - Indefinite lived
Trademarks	16,000	(1,721)	—	14,279	18.6
Customer relationships	6,502	(3,467)	—	3,035	11.0
Other Intangibles	11,235	(879)	—	10,356	7.5
Non-compete agreement	2,333	(1,650)	—	683	1.4
	$1,042,063	$(81,660)	$—	$960,403

The Company recorded amortization expense of approximately $16.4 million and $4.8 million during the three month periods ended March 31, 2015 and 2014, respectively.

NOTE G3 — EARNINGS PER SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

Previously, diluted net income per share assumed the principal amount of the convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock units (“RSUs”), and (iv) shares issuable on conversion of convertible notes. Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations used for basic earnings per share	$37,538	$9,494
Convertible debt income adjustments, net of tax (1)	1,107	—
Income from continuing operations adjusted for convertible debt as used for diluted earnings per share	$38,645	$9,494
Income from continuing operations per share:
Basic	$0.33	$0.10
Diluted	$0.31	$0.08

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	113,352	96,633
Dilutive securities:
Stock option and unvested RSUs	2,085	4,845
Stock warrants	—	6,843
Shares issuable upon conversion of convertible notes (1)	9,940	8,563
Total dilutive securities	12,025	20,251

Weighted average diluted shares outstanding	125,377	116,884

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	575	50

(1)         As of the period ended March 31, 2014 the number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock. Due to a change in the expectation that management may settle all future note conversions solely through shares in the quarter ended December 31, 2014, the diluted income from continuing operations per share calculation includes the dilutive effect of convertible debt and is offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $1.1 million, after-tax for the quarter ended March 31, 2015. This also alters the dilutive share effect of the convertible notes as the Company is now using the if-converted method for debt conversion obligations.

Stock Warrant Exercise

On April 10, 2014, the Company’s chairman, John N. Kapoor, Ph.D., exercised all of his 7.2 million outstanding stock warrants for cash.  These warrants were issued at various dates in 2009 and were scheduled to expire in 2014.  The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the year ended December 31, 2014.

NOTE H3 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Corporation; Cardinal Health, Inc.; and McKesson Corporation.  These three wholesalers are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of March 31, 2015 and December 31, 2014, and the gross and net sales for the three month periods ended March 31, 2015 and 2014, attributable to the Big 3 Wholesalers:

	Three months ended March 31,
Big 3 Wholesalers combined:	2015	2014
Percentage of gross sales	76%	62%
Percentage of net sales revenues	67%	45%

	March 31, 2015	December 31, 2014
Percentage of gross trade accounts receivable	84%	85%

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a third party manufacturer that serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

During the three month periods ended March 31, 2015 and 2014, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable periods.

Product Concentrations

In the three month period ended March 31, 2015 one Prescription Pharmaceutical product represented approximately 10% of the Company’s total net sales. Comparatively, in the three month period ended March 31, 2014 a separate Prescription Pharmaceutical product represented approximately 10% of the Company’s total net sales.  The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE I3 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended March 31,
	2015	2014
Income from continuing operations before income taxes	$58,328	$17,595
Income tax provision	20,790	8,101
Net income from continuing operations	$37,538	$9,494

Income tax provision as a percentage of income before income taxes	35.6%	46.0%

In accordance with ASC 740-10-25, Income Taxes — Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $2.0 million and $2.0 million related to uncertain tax positions as of March 31, 2015 and December 31, 2014, respectively.  If recognized, $1.2 million of these tax positions will impact the Company’s effective rate with the remaining $0.8 million affecting goodwill.

NOTE J3 — SEGMENT INFORMATION

During the three month period ended March 31, 2015, the Company reported results for the following two reportable segments:

•                  Prescription Pharmaceuticals

•                  Consumer Health

Prior to the three months ended June 30, 2014 the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services, which were realigned as a result of the Hi-Tech acquisition to more closely align our reporting structure with the operations and management of the business.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO and Chief Operating Decision Maker (CODM), as defined in ASC 280 - Segment Reporting, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands). The Company has recasted prior periods such as the three month periods ended March 31, 2014, to reflect the new segment reporting.

	Three Months Ended March 31,
	2015	2014
Revenues:
Prescription Pharmaceuticals	$210,554	$81,848
Consumer Health	16,824	8,774
Total revenues	227,378	90,622
Gross Profit:
Prescription Pharmaceuticals	121,159	45,284
Consumer Health	9,004	4,372
Total gross profit	130,163	49,656

Operating expenses	56,896	26,216
Operating income	73,267	23,440
Other (expense)	(14,939)	(5,845)
Income from continuing operations before income taxes	$58,328	$17,595

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

Quarter and Year-to-Date period ended June 30, 2015

QUARTERLY CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2015 (Unaudited)	December 31, 2014 (As restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257,090	$70,679
Trade accounts receivable, net	130,812	187,545
Inventories, net	156,315	135,197
Deferred taxes, current	40,717	38,411
Available for sale security, current	5,632	7,268
Prepaid expenses and other current assets	16,447	37,061
TOTAL CURRENT ASSETS	607,013	476,161
PROPERTY, PLANT AND EQUIPMENT, NET	179,239	144,196
OTHER LONG-TERM ASSETS
Goodwill	285,356	285,283
Product licensing rights, net	674,687	704,791
Other intangibles, net	251,283	255,612
Deferred financing costs, net	22,612	23,704
Deferred taxes, non-current	2,982	2,084
Long-term investments	130	211
Other non-current assets	1,282	1,863
TOTAL OTHER LONG-TERM ASSETS	1,238,332	1,273,548
TOTAL ASSETS	$2,024,584	$1,893,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$45,536	$47,317
Purchase consideration payable, current	4,904	10,970
Income taxes payable	3,525	—
Accrued royalties	13,716	13,204
Accrued compensation	11,286	13,467
Current maturities of long-term debt	53,971	10,450
Accrued administrative fees	45,229	40,870
Accrued expenses and other liabilities	20,813	14,576
TOTAL CURRENT LIABILITIES	198,980	150,854
LONG-TERM LIABILITIES
Long-term debt	1,026,713	1,114,481
Deferred tax liability, non-current	256,035	269,428
Lease incentive obligations and other long-term liabilities	6,910	2,836
TOTAL LONG-TERM LIABILITIES	1,289,658	1,386,745
TOTAL LIABILITIES	1,488,638	1,537,599
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 119,199,049 and 111,734,901shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	449,742	342,252
Warrants to acquire common stock	—	—
Retained earnings	99,296	29,250
Accumulated other comprehensive loss	(13,092)	(15,195)
TOTAL SHAREHOLDERS’ EQUITY	535,946	356,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,024,584	$1,893,905

QUARTERLY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	Second Quarter	Second Quarter	YTD -Second Quarter	YTD – Second Quarter
	2015	2014 (as Restated)	2015	2014 (as Restated)
Revenues	$220,920	$133,872	$448,298	$224,494
Cost of sales (exclusive of amortization of intangibles included below)	92,513	73,000	189,728	113,967
GROSS PROFIT	128,407	60,871	258,570	110,527

Selling, general and administrative expenses	35,208	21,168	65,194	37,754
Acquisition-related costs	225	20,940	1,482	21,394
Research and development expenses	10,588	9,588	19,864	14,007
Amortization of intangibles	16,284	8,439	32,661	13,196
TOTAL OPERATING EXPENSES	62,305	60,135	119,201	86,351
OPERATING INCOME	66,102	736	139,369	24,176

Amortization of deferred financing costs	(1,026)	(2,346)	(2,022)	(6,597)
Interest expense, net	(13,235)	(7,917)	(26,715)	(10,076)
Gain from product divestiture	—	8,490	—	8,490
Bargain purchase gain	—	—	849	—
Other non-operating income (expense), net	(1,483)	(214)	(2,795)	351
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	50,358	(1,251)	108,686	16,344
Income tax provision (benefit)	17,850	(499)	38,640	7,602

INCOME (LOSS) FROM CONTINUING OPERATIONS	$32,508	$(752)	$70,046	$8,742
(Loss) from discontinued operations, net of tax	$—	$(504)	$—	$(504)
NET INCOME (LOSS)	$32,508	$(1,256)	$70,046	$8,238
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$0.28	$(0.01)	$0.61	$0.09
(Loss) from discontinued operations, basic	$—	$—	$—	$(0.01)
NET INCOME (LOSS), BASIC	$0.28	$(0.01)	$0.61	$0.08

Income (loss) from continuing operations, diluted	$0.27	$(0.01)	$0.57	$0.07
(Loss) from discontinued operations, diluted	$—	$—	$—	$—
NET INCOME (LOSS), DILUTED	$0.27	$(0.01)	$0.57	$0.07

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	115,808	103,183	114,587	99,926
DILUTED	125,919	103,183	125,650	117,576

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$32,508	$(1,256)	$70,046	$8,238
Unrealized holding gain on available-for-sale securities, net of tax of ($53) for the three month period ended June 30, 2015 and ($112) for the six month period ended June 30, 2015.	89	—	190	—
Foreign currency translation (loss) income, net of tax of $49 and $79 for the three month periods ended June 30, 2015 and 2014, respectively and ($984) and ($799) for the six months period ended June 30, 2015 and 2014, respectively.	(95)	(153)	1,913	1,552
COMPREHENSIVE INCOME (LOSS)	$32,502	$(1,409)	$72,149	$9,790

AKORN, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014 (as Restated)
OPERATING ACTIVITIES:
Consolidated net income	$70,046	$8,238
Loss from discontinued operations, net of tax	—	504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	44,742	18,565
Amortization of deferred financing fees	2,490	6,599
Amortization of favorable (unfavorable) contracts	35	35
Amortization of inventory step-up	4,682	3,559
Non-cash stock compensation expense	6,062	3,275
Non-cash interest expense	1,889	2,655
Non-cash gain on bargain purchase	(849)	—
Gain from product divestiture	—	(9,329)
Deferred income taxes, net	(18,288)	(20,103)
Excess tax benefit from stock compensation	(47,997)	(722)
Loss on extinguishment of debt	1,189	—
Gain on sale of available for sale security	230	—
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	60,449	(13,716)
Inventories, net	(21,356)	(10,227)
Prepaid expenses and other current assets	21,452	55,636
Trade accounts payable	(3,623)	11,524
Accrued expenses and other liabilities	59,896	(35,240)
NET CASH PROVIDED BY OPERATING ACTIVITIES	181,049	21,253
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(27,136)	(579,315)
Proceeds from disposal of assets	2,372	58,721
Payments for other intangible assets	(800)	(6,300)
Purchases of property, plant and equipment	(15,600)	(11,912)
Distributions from unconsolidated joint venture	—	—
NET CASH USED IN INVESTING ACTIVITIES	(41,164)	(538,806)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	600,000
Proceeds under stock option and stock purchase plans	11,916	2,071
Payments of contingent acquisition liabilities	(6,492)	—
Debt financing costs	(1,714)	(19,775)
Proceeds from warrant exercises	—	8,171
Excess tax benefits from stock compensation	47,997	722
Debt repayment	(5,225)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,482	591,189
Effect of changes in exchange rates on cash and cash equivalents	44	102
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	186,411	73,738
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	70,679	34,178
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257,090	$107,916
SUPPLEMENTAL DISCLOSURE
Amount paid for interest	$25,222	$2,105
Amount paid (refunded) for income taxes, net of refunds received	$(12,753)	$16,449

NOTE A4 — ABRIDGED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

Fair Value of Financial Instruments:  The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The levels within the valuation hierarchy are described below:

•                  Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company’s cash and cash equivalents and the portion of the value of the Nicox S.A. (“Nicox”) shares which are available to trade on the exchange are considered Level 1 assets as of the periods ended June 30, 2015 and December 31, 2014.

•                  Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

•                  Level 3— Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The portion of the fair valuation of the available for sale investment held in shares of Nicox subject to a lock-up provision is considered a Level 3 asset as of the periods ended June 30, 2015 and December 31, 2014, respectively. The additional consideration payable as a result of the ECR divestiture on June 20, 2014 and other insignificant contingent amounts are considered Level 3 liabilities as of periods ended June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Items	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$257,090	$257,090	$—	$—
Available-for-sale securities	6,173	4,991	—	1,182
Total assets	$263,263	$262,081	$—	$1,182

Purchase consideration payable	$4,954	$—	$—	$4,954
Total liabilities	$4,954	$—	$—	$4,954

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$70,679	$70,679	$—	$—
Available-for-sale securities	8,391	—	—	8,391
Total assets	$79,070	$70,679	$—	$8,391

Purchase consideration payable	$11,101	$—	$—	$11,101
Total liabilities	$11,101	$—	$—	$11,101

Discontinued Operations:  During the three and six month period ended June 30, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

NOTE B4 — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, as necessary, if actual forfeitures differ from initial estimates.

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted stock units, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three and six month periods ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options and employee stock purchase plan	$2,415	$1,900	$4,667	$3,122
Restricted stock units	742	92	1,464	153
Total stock-based compensation expense	$3,157	$1,992	$6,131	$3,275

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan and the 2003 Plan during the three and six month periods ended June 30, 2015, and 2014, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected volatility	44%	54%	43%	54%
Expected life (in years)	4.77	4.2	4.76	4.2
Risk-free interest rate	1.56%	1.79%	1.53%	1.79%
Dividend yield	—	—	—	—
Fair value per stock option	$16.87	$10.77	$17.62	$10.77
Forfeiture rate	8%	8%	8%	8%

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the six months ended June 30, 2015:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014	6,386	$11.44	2.48	$158,097
Granted	520	45.88
Exercised	(2,513)	4.07
Forfeited	(81)	33.16
Outstanding at June 30, 2015	4,312	$19.50	3.49	$104,178
Exercisable at June 30, 2015	2,277	$10.07	1.55	$76,480

(1)                                 May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and six month periods ended June 30, 2015, approximately 290,000 and 2.5 million stock options were exercised resulting in cash payments due to the Company of approximately $1.0 million and $10.2 million, respectively.  These stock option exercises generated tax-deductible expenses totaling approximately $12.4 million and $97.3 million, respectively.  During the three and six month periods ended June 30, 2014, 182,000 and 238,000  stock options were exercised resulting in cash payments to the Company of approximately $1.1 million and $1.3 million, respectively.  These option exercises generated tax-deductible expenses of approximately $3.9 million and $5.0 million, respectively.

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.

On May 2, 2014, the Company granted a total of 71,582 restricted stock units to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term for grants to certain individuals in senior management. On September 5, 2014, the Company granted a total of 257,416 restricted stock units to senior management and 8,034 shares to a Director to make the individuals who received extended option terms on May 2, 2014 whole given increased tax liabilities. The shares each vest at 25% per year on the anniversary date of the grant ending September 5, 2018.  No restricted stock units were issued during the six month period ended June 30, 2015.

The following is a summary of non-vested restricted stock activity:

	Number of Units	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2014	337	$35.31
Granted	—	—
Forfeited	—	—
Vested	(18)	24.74
Non-vested at June 30, 2015	319	$35.90

NOTE C4 — ACCOUNTS RECEIVABLE ALLOWANCES

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

Net trade accounts receivable consists of the following (in thousands):

		DECEMBER 31,
	JUNE 30, 2015	2014 (as Restated)
Gross accounts receivable	$392,015	$446,925
Less reserves for:
Chargebacks and rebates	(193,683)	(198,112)
Product returns	(51,195)	(44,646)
Discounts and allowances	(14,801)	(15,554)
Advertising and promotions	(924)	(758)
Doubtful accounts	(600)	(309)
Trade accounts receivable, net	$130,812	$187,545

For the three and six month periods ended June 30, 2015 and 2014, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (As restated)	2015	2014 (as Restated)
Gross sales	$607,307	$278,219	$1,175,324	$427,519
Less adjustments for:
Chargebacks and rebates	(363,008)	(132,854)	(656,189)	(184,727)
Product returns	(5,896)	(88)	(11,470)	(974)
Discounts and allowances	(11,622)	(5,462)	(25,666)	(7,897)
Administrative fees	(3,786)	(3,354)	(29,910)	(5,506)
Advertising, promotions and others	(2,075)	(2,589)	(3,791)	(3,921)
Revenues, net	$220,920	$133,872	$448,298	$224,494

NOTE D4 — INVENTORIES

The components of inventories are as follows (in thousands):

	JUNE 30, 2015	DECEMBER 31, 2014 (as Restated)
Finished goods	$74,272	$69,499
Work in process	8,628	4,075
Raw materials and supplies	73,416	61,623
Inventories, net	$156,315	$135,197

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at June 30, 2015 and December 31, 2014 were reported net of these reserves of $20.1 million and $21.4 million, respectively.

NOTE E4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	JUNE 30, 2015	DECEMBER 31, 2014 (as Restated)
Land and land improvements	$17,762	$9,323
Buildings and leasehold improvements	79,954	63,846
Furniture and equipment	132,235	112,552
Sub-total	229,951	185,721
Accumulated depreciation	(76,589)	(67,937)
Property, plant and equipment placed in service, net	153,362	117,784
Construction in progress	25,877	26,412
Property, plant and equipment, net	$179,239	$144,196

A portion of the Company’s property, plant and equipment is located outside the United States.  At June 30, 2015, property, plant and equipment, net, with a net carrying value of $55.9 million, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India and the Company’s manufacturing facility and regional corporate offices in Switzerland. While at December 31, 2014, property, plant and equipment, net, with a net carrying value of $25.6 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India.

The Company recorded depreciation expense of approximately $4.3 million and $3.6 million during the three month periods ended June 30, 2015 and 2014, respectively and approximately $9.3 million and $5.5 million during the six month periods ended June 30, 2015 and 2014, respectively.

NOTE F4 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the six months ended June 30, 2015 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2014 (as Restated)	$16,717	$268,566	$285,283
Currency translation adjustments	—	73	73
Acquisitions	—	—	—
Dispositions	—	—	—
Balances at June 30, 2015	$16,717	$268,639	$285,356

Product Licensing Rights, IPR&D, and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of June 30, 2015 and December 31, 2014, and the weighted average remaining amortization period as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Impairment	Net Balance	Wgtd Avg Remaining Amortization Period
JUNE 30, 2015
Product licensing rights	$779,234	$(104,547)	$—	$674,687	13.7
IPR&D	227,559	—	(2,627)	224,932	N/A - Indefinite lived
Trademarks	16,000	(2,352)	—	13,648	22.3
Customer relationships	6,424	(3,607)	—	2,817	12.2
Other Intangibles	11,234	(1,739)	—	9,495	8.4
Non-compete agreement	2,406	(2,015)	—	391	0.5
	$1,042,857	$(114,260)	$(2,627)	$925,970

DECEMBER 31, 2014 (as Restated)
Product licensing rights	$778,734	$(73,943)	$—	$704,791	12.1
IPR&D	227,259	—	—	227,259	N/A - Indefinite lived
Trademarks	16,000	(1,721)	—	14,279	18.6
Customer relationships	6,502	(3,467)	—	3,035	11.0
Other Intangibles	11,235	(879)	—	10,356	7.5
Non-compete agreement	2,333	(1,650)	—	683	1.4
	$1,042,063	$(81,660)	$—	$960,403

The Company recorded amortization expense of approximately $16.3 million and $8.4 million during the three month periods ended June 30, 2015 and 2014, respectively and approximately $32.7 million and $13.2 million during the six month periods ended June 30, 2015 and 2014, respectively. In the quarter and year to date period ended June 30, 2015 the Company recognized $2.6 million of abandonment of IPR&D (which has been recognized in R&D expense) associated with two IPR&D projects acquired in the VersaPharm acquisition.

NOTE G4 — EARNINGS PER SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

Previously, diluted net income per share assumed the principal amount of the convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock units (“RSUs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (as Restated) (1)	2015	2014 (as Restated)
Income from continuing operations used for basic earnings per share	$32,508	$(752)	$70,046	$8,742
Convertible debt income adjustments, net of tax (2)	927	—	2,034	—
Income from continuing operations adjusted for convertible debt as used for diluted earnings per share	$33,435	$(752)	$72,080	$8,742
Income from continuing operations per share:
Basic	$0.28	$(0.01)	$0.61	$0.09
Diluted	$0.27	$(0.01)	$0.57	$0.07
(Loss) from discontinued operations, net of tax	$—	$(504)	$—	$(504)
(Loss) from discontinued operations per share:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$—

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	115,808	103,183	114,587	99,926
Dilutive securities:
Stock option and unvested RSUs	1,655	—	1,869	5,008
Stock warrants	—	—	—	3,779
Shares issuable upon conversion of convertible notes (2)	8,456	—	9,194	8,863
Total dilutive securities	10,111	—	11,063	17,650

Weighted average diluted shares outstanding	125,919	103,183	125,650	117,576

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	874	—	724	336

(1)         As a result of the loss from continuing operations in the three months ended June 30, 2014, the effect of potentially dilutive securities would be anti-dilutive and have been omitted from the calculation of diluted earnings per share consistent with GAAP.

(2)         As of the three and six month period ended June 30, 2014 the number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock. Due to a change in the expectation that management may settle all future note conversions solely through shares in the quarter ended December 31, 2014, the diluted income from continuing operations per share calculation includes the dilutive effect of convertible debt and is offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $0.9 million, after-tax and $2.0 million, after-tax for the three and six month periods ended June 30, 2015. This also alters the dilutive share effect of the convertible notes as the Company is now using the if-converted method for debt conversion obligations.

Stock Warrant Exercise

On April 10, 2014, the Chairman of the Company’s Board of Directors, John N. Kapoor, Ph.D., exercised all of his 7.2 million outstanding stock warrants for cash.  These warrants were issued at various dates in 2009 and were scheduled to expire in 2014.  The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the six month period ended June 30, 2014.

NOTE H4 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Corporation; Cardinal Health, Inc.; and McKesson Corporation.  These three wholesalers are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of June 30, 2015 and December 31, 2014, and the gross and net sales for the three and six month periods ended June 30, 2015 and 2014, attributable to the Big 3 Wholesalers:

	Three months ended June 30,		Six months ended June 30,
Big 3 Wholesalers combined:	2015	2014 (as Restated)	2015	2014 (as Restated)
Percentage of gross sales	82%	69%	79%	67%
Percentage of net sales revenues	74%	49%	70%	47%

	June 30, 2015	December 31, 2014 (as Restated)
Percentage of gross trade accounts receivable	77%	85%

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a third party manufacturer that serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which could have a material adverse effect on the Company’s business, financial condition and results of operations.   Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

During the three and six month periods ended June 30, 2015 and June 30, 2014, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable period.

Product Concentrations

No products represented greater than 10% of the Company’s total sales during the three and six month periods ended June 30, 2015 or 2014, respectively. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE I4 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014 (as Restated)	2015	2014 (as Restated)
Income (loss) from continuing operations before income taxes	$50,358	$(1,251)	$108,686	$16,344
Income tax provision (benefit)	17,850	(499)	38,640	7,602
Net income (loss) from continuing operations	$32,508	$(752)	$70,046	$8,742

Income tax provision (benefit) as a percentage of income (loss) before income taxes	35.4%	(39.9)%	35.6%	46.5%

In accordance with ASC 740-10-25, Income Taxes — Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $2.1 million and $2.0 million related to uncertain tax positions as of June 30, 2015 and December 31, 2014, respectively.  If recognized, $1.3 million of these tax positions will impact the Company’s effective rate with the remaining $0.8 million affecting goodwill.

NOTE J4 — SEGMENT INFORMATION

During the three and six month periods ended June 30, 2015, the Company reported results for the following two reportable segments:

•                  Prescription Pharmaceuticals

•                  Consumer Health

Prior to the three months ended June 30, 2014 the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services, which were realigned as a result of the Hi-Tech acquisition to more closely align our reporting structure with the operations and management of the business.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO and Chief Operating Decision Maker (CODM), as defined in ASC 280 - Segment Reporting, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands). The Company has recasted prior periods such as the three month periods ended March 31, 2014 included in the six months ended June 30, 2014, to reflect the new segment reporting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (as Restated)	2015	2014 (as Restated)
Revenues:
Prescription Pharmaceuticals	$206,062	$119,481	$416,616	$201,327
Consumer Health	14,858	14,391	31,682	23,167

Total revenues	220,920	133,872	448,298	224,494

Gross Profit:
Prescription Pharmaceuticals	120,929	52,335	242,088	97,619
Consumer Health	7,478	8,536	16,482	12,908

Total gross profit	128,407	60,871	258,570	110,527

Operating expenses	62,305	60,135	119,201	86,351

Operating income	66,102	736	139,369	24,176
Other (expense)	(15,744)	(1,987)	(30,683)	(7,832)

Income (loss) from continuing operations before income taxes	$50,358	$(1,251)	$108,686	$16,344

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

Quarter and Year-to-Date period ended September 30, 2015

QUARTERLY CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2015 (Unaudited)	December 31, 2014 (As restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$314,465	$70,679
Trade accounts receivable, net	138,920	187,545
Inventories, net	175,851	135,197
Deferred taxes, current	41,871	38,411
Available for sale security, current	5,637	7,268
Prepaid expenses and other current assets	22,102	37,061
TOTAL CURRENT ASSETS	698,846	476,161
PROPERTY, PLANT AND EQUIPMENT, NET	177,433	144,196
OTHER LONG-TERM ASSETS
Goodwill	284,708	285,283
Product licensing rights, net	699,443	704,791
Other intangibles, net	212,360	255,612
Deferred financing costs, net	24,263	23,704
Deferred taxes, non-current	3,337	2,084
Long-term investments	129	211
Other non-current assets	748	1,863
TOTAL OTHER LONG-TERM ASSETS	1,224,988	1,273,548
TOTAL ASSETS	$2,101,267	$1,893,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$57,765	$47,317
Purchase consideration payable, current	4,936	10,970
Income taxes payable	15,489	—
Accrued royalties	14,452	13,204
Accrued compensation	15,958	13,467
Current maturities of long-term debt	53,450	10,450
Accrued administrative fees	46,929	40,870
Accrued expenses and other liabilities	28,767	14,576
TOTAL CURRENT LIABILITIES	237,746	150,854
LONG-TERM LIABILITIES
Long-term debt	1,024,100	1,114,481
Deferred tax liability, non-current	248,279	269,428
Lease incentive obligations and other long-term liabilities	6,640	2,836
TOTAL LONG-TERM LIABILITIES	1,279,019	1,386,745
TOTAL LIABILITIES	1,516,765	1,537,599
SHAREHOLDERS’ EQUITY
Common stock, no par value — 150,000,000 shares authorized; 119,313,203 and 111,734,901 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	453,940	342,252
Warrants to acquire common stock	—	—
Retained earnings	147,263	29,250
Accumulated other comprehensive loss	(16,701)	(15,195)
TOTAL SHAREHOLDERS’ EQUITY	584,502	356,307
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,101,267	1,893,905

QUARTERLY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	Third Quarter	Third Quarter	YTD -Third Quarter	YTD — Third Quarter
	2015	2014 (as Restated)	2015	2014 (as Restated)
Revenues	$256,801	$127,698	$705,099	$352,192
Cost of sales (exclusive of amortization of intangibles included below)	93,789	82,198	283,517	196,165
GROSS PROFIT	163,012	45,500	421,582	156,027

Selling, general and administrative expenses	45,031	26,799	110,225	64,553
Acquisition-related costs	230	8,159	1,712	29,553
Research and development expenses	10,439	8,758	30,303	22,765
Amortization of intangibles	16,545	13,814	49,206	27,010
TOTAL OPERATING EXPENSES	72,245	57,530	191,446	143,881
OPERATING INCOME (LOSS)	90,767	(12,030)	230,136	12,146

Amortization of deferred financing costs	(1,086)	(2,272)	(3,108)	(8,869)
Interest expense, net	(12,652)	(11,804)	(39,367)	(21,880)
Gain from product divestiture	—	847	—	9,337
Bargain purchase gain	—	—	849	—
Other non-operating income (expense), net	(3,014)	1,012	(5,809)	1,363
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74,015	(24,247)	182,701	(7,903)
Income tax provision (benefit)	26,048	(11,914)	64,688	(4,312)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$47,967	$(12,333)	$118,013	$(3,591)
(Loss) from discontinued operations, net of tax	$—	$—	$—	$(504)
NET INCOME (LOSS)	$47,967	$(12,333)	$118,013	$(4,095)
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$0.40	$(0.12)	$1.02	$(0.04)
(Loss) from discontinued operations, basic	$—	$—	$—	$—
NET INCOME (LOSS), BASIC	$0.40	$(0.12)	$1.02	$(0.04)

Income (loss) from continuing operations, diluted	$0.39	$(0.12)	$0.96	$(0.04)
(Loss) from discontinued operations, diluted	$—	$—	$—	$—
NET INCOME (LOSS), DILUTED	$0.39	$(0.12)	$0.96	$(0.04)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	119,260	105,438	116,162	101,784
DILUTED	125,891	105,438	125,738	101,784

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$47,967	$(12,333)	$118,013	$(4,095)
Unrealized holding gain on available-for-sale securities, net of tax of $163 and ($631) for the three month periods ended September 30, 2015 and 2014, respectively and ($51) and ($631) for the nine months period ended September 30, 2015 and 2014, respectively.	(277)	1,070	(87)	1,070
Foreign currency translation (loss) income, net of tax of $1,714 and $755 for the three month periods ended September 30, 2015 and 2014, respectively and $731 and ($44) for the nine months period ended September 30, 2015 and 2014, respectively.	(3,332)	(1,466)	(1,419)	86
COMPREHENSIVE INCOME (LOSS)	$44,358	$(12,729)	$116,507	$(2,939)

AKORN, INC.

QUARTERLY CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014 (as Restated)
OPERATING ACTIVITIES:
Consolidated net income (loss)	$118,013	$(4,095)
Loss from discontinued operations, net of tax	—	504
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	63,835	37,270
Impairment of intangible assets	2,627	—
Amortization of deferred financing fees	3,576	8,870
Amortization of favorable (unfavorable) contracts	53	53
Amortization of inventory step-up	4,682	9,844
Non-cash stock compensation expense	9,270	5,065
Non-cash interest expense	2,342	3,955
Non-cash gain on bargain purchase	(849)	—
Gain from product divestiture	—	(9,329)
Deferred income taxes, net	(27,579)	(40,270)
Excess tax benefit from stock compensation	(47,997)	(32,047)
Loss on extinguishment of debt	1,211	—
Gain on sale of available for sale security	238	—
Changes in operating assets and liabilities, net of business acquisitions:
Trade accounts receivable, net	52,056	(9,821)
Inventories, net	(41,177)	(14,037)
Prepaid expenses and other current assets	15,442	41,078
Trade accounts payable	9,357	1,888
Accrued expenses and other liabilities	86,999	14,429
NET CASH PROVIDED BY OPERATING ACTIVITIES	252,099	13,357
INVESTING ACTIVITIES:
Payments for acquisitions and equity investments, net of cash acquired	(26,908)	(929,772)
Proceeds from disposal of assets	2,459	58,750
Payments for other intangible assets	(3,135)	(8,498)
Purchases of property, plant and equipment	(21,628)	(17,778)
Distributions from unconsolidated joint venture	—	—
NET CASH USED IN INVESTING ACTIVITIES	(49,212)	(897,298)
FINANCING ACTIVITIES:
Proceeds from issuances of debt	—	1,045,044
Proceeds under stock option and stock purchase plans	11,917	6,867
Payments of contingent acquisition liabilities	(6,492)	—
Debt financing costs	(4,457)	(28,365)
Proceeds from warrant exercises	—	8,171
Excess tax benefits from stock compensation	47,997	32,047
Debt repayment	(7,838)	(82,436)
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,127	981,328
Effect of changes in exchange rates on cash and cash equivalents	(228)	(99)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	243,786	97,288
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	70,679	34,178
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$314,465	$131,466
SUPPLEMENTAL DISCLOSURE
Amount paid for interest	$38,614	$8,944
Amount paid (refunded) for income taxes, net of refunds received	$(4,064)	$6,226

NOTE A5 — ABRIDGED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and accordingly do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

Fair Value of Financial Instruments:  The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability, and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels.  The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The levels within the valuation hierarchy are described below:

•                  Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities. The carrying value of the Company’s cash and cash equivalents and the portion of the value of the Nicox S.A. (“Nicox”) shares which are available to trade on the exchange are considered Level 1 assets as of the periods ended September 30, 2015 and December 31, 2014.

•                  Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

•                  Level 3— Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities. The portion of the fair valuation of the available for sale investment held in shares of Nicox subject to a lock-up provision is considered a Level 3 asset as of the periods ended September 30, 2015 and December 31, 2014, respectively. The additional consideration payable as a result of the ECR divestiture on June 20, 2014 and other insignificant contingent amounts are considered Level 3 liabilities as of periods ended September 30, 2015 and December 31, 2014, respectively.

The following table summarizes the basis used to measure the fair values of the Company’s financial instruments (amounts in thousands):

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$314,465	$314,465	$—	$—
Available-for-sale securities	5,637	4,569	—	1,068
Total assets	$320,102	$319,034	$—	$1,068

Purchase consideration payable	$4,961	$—	$—	$4,961
Total liabilities	$4,961	$—	$—	$4,961

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$70,679	$70,679	$—	$—
Available-for-sale securities	8,391	—	—	8,391
Total assets	$79,070	$70,679	$—	$8,391

Purchase consideration payable	$11,101	$—	$—	$11,101
Total liabilities	$11,101	$—	$—	$11,101

Discontinued Operations:  During the nine month period ended September 30, 2014 and subsequent to the Hi-Tech Pharmacal Co. Inc. (“Hi-Tech”) acquisition the Company divested the ECR subsidiary. As a result of the sale the Company will have no continuing involvement or cash flows from the operations of this business. In accordance with FASB ASC 205 - Presentation of Financial Statements, and to allow for meaningful comparison of our continuing operations, the operating results of this business are reported as “discontinued operations.” All other operations are considered “continuing operations.” Unless noted otherwise, discussion in these notes to the financial statements pertain to our continuing operations.

NOTE B5 — STOCK BASED COMPENSATION

Stock-based compensation cost is estimated at grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. The Company uses the Black-Scholes model for estimating the grant date fair value of stock options. Determining the assumptions to be used in the model is highly subjective and requires judgment. The Company uses an expected volatility that is based on the historical volatility of its common stock. The expected life assumption is based on historical employee exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities of similar term in effect during the quarter in which the options were granted. The dividend yield reflects the Company’s historical experience as well as future expectations over the expected term of the option. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods, as necessary, if actual forfeitures differ from initial estimates.

At the Company’s 2014 Annual Meeting of Shareholders, which took place May 2, 2014, the Company’s shareholders approved the adoption of the Akorn, Inc. 2014 Stock Option Plan (the “2014 Plan”).  The 2014 Plan reserves 7.5 million shares for issuance upon the grant of stock options, restricted stock units, or various other instruments to directors, employers and consultants.  The 2014 Plan replaced the 2003 Stock Option Plan (the “2003 Plan”), which expired on November 6, 2013, although previously granted awards remain outstanding under the 2003 Plan.

The Company uses the single-award method for allocating compensation cost related to stock options to each period.  The following table sets forth the components of the Company’s stock-based compensation expense for the three and nine month periods ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options and employee stock purchase plan	$2,231	$1,505	$6,898	$4,627
Restricted stock units	1,110	285	2,573	438
Total stock-based compensation expense	$3,341	$1,790	$9,471	$5,065

The weighted-average assumptions used in estimating the grant date fair value of the stock options granted under the 2014 Plan and the 2003 Plan during the three and nine month periods ended September 30, 2015, and 2014, respectively along with the weighted-average grant date fair values, are set forth in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected volatility	43%	70%	43%	58%
Expected life (in years)	4.75	4.0	4.76	4.2
Risk-free interest rate	1.54%	2.16%	1.54%	1.88%
Dividend yield	—	—	—	—
Fair value per stock option	$17.73	$18.34	$17.63	$12.54
Forfeiture rate	8%	8%	8%	8%

The table below sets forth a summary of activity within the 2014 and 2003 Plans for the nine months ended September 30, 2015:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at December 31, 2014	6,386	$11.44	2.48	$158,097
Granted	577	45.91
Exercised	(2,519)	4.09
Forfeited	(106)	34.30
Outstanding at September 30, 2015	4,338	$19.75	3.31	$38,007
Exercisable at September 30, 2015	2,419	$10.88	1.62	$42,636

(1)                                 May include value from potentially anti-dilutive options whose exercise price exceeds the closing stock price.

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the date indicated and the exercise price of the stock options. During the three and nine month periods ended September 30, 2015, approximately 5,000 and 2,519,000 stock options were exercised resulting in cash payments due to the Company of approximately $0.1 million and $10.2 million, respectively.   These stock option exercises generated tax-deductible expenses totaling approximately $0.1 million and $97.4 million, respectively.  During the three and nine month periods ended September 30, 2014, 3,242,000 and 3,481,000  stock options were exercised resulting in cash payments to the Company of approximately $4.8 million and $6.0 million, respectively.  These option exercises generated tax-deductible expenses of approximately $108.8 million and $113.8 million, respectively.

From time to time the Company grants restricted stock units to certain employees and members of its Board of Directors (“Directors”). Restricted stock units are valued at the closing market price of the Company’s common stock on the day of grant and the total value of the award is recognized as expense ratably over the vesting period of the grants.

On May 2, 2014, the Company granted a total of 71,582 restricted stock units to senior management which vest at 25% per year on the anniversary date of the grant ending May 2, 2018. Also on May 2, 2014, the Company modified approximately 2.3 million options to extend the option term for grants to certain individuals in senior management. On September 5, 2014, the Company granted a total of 257,416 restricted stock units to senior management and 8,034 shares to a Director to make the individuals who received extended option terms on May 2, 2014 whole given increased tax liabilities. The shares each vest at

25% per year on the anniversary date of the grant ending September 5, 2018.  No restricted stock units were issued during the nine month period ended September 30, 2015.

The following is a summary of non-vested restricted stock activity:

	Number of Units	Weighted Average
	(in thousands)	Grant Date Fair Value
Non-vested at December 31, 2014	337	$35.31
Granted	—	—
Forfeited	—	—
Vested (1)	(84)	35.31
Non-vested at September 30, 2015	253	$35.31

(1)         As a result of the delay in filing the 2015 financials, approximately 66,000 units of vested restricted stock has not yet been released to grantees as of and for the year to date period ended September 30, 2015.

NOTE C5 — ACCOUNTS RECEIVABLE ALLOWANCES

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

Net trade accounts receivable consists of the following (in thousands):

		DECEMBER 31,
	SEPTEMBER 30, 2015	2014 (as Restated)
Gross accounts receivable	$426,002	$446,925
Less reserves for:
Chargebacks and rebates	(217,602)	(198,112)
Product returns	(53,910)	(44,646)
Discounts and allowances	(13,420)	(15,554)
Advertising and promotions	(826)	(758)
Doubtful accounts	(1,324)	(309)
Trade accounts receivable, net	$138,920	$187,545

For the three and nine month periods ended September 30, 2015 and 2014, the Company recorded the following adjustments to gross sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (As restated)	2015	2014 (as Restated)
Gross sales	$633,634	$397,422	$1,808,958	$824,941
Less adjustments for:
Chargebacks and rebates	(331,771)	(244,288)	(987,960)	(429,014)
Product returns	(7,683)	(8,958)	(19,154)	(9,932)
Discounts and allowances	(11,744)	(8,933)	(37,410)	(16,830)
Administrative fees	(23,598)	(6,435)	(53,508)	(11,942)
Advertising, promotions and others	(2,037)	(1,110)	(5,827)	(5,031)
Revenues, net	$256,801	$127,698	$705,099	$352,192

NOTE D5 — INVENTORIES

The components of inventories are as follows (in thousands):

	SEPTEMBER 30, 2015	DECEMBER 31, 2014 (as Restated)
Finished goods	$79,583	$69,499
Work in process	10,309	4,075
Raw materials and supplies	85,959	61,623
Inventories, net	$175,851	$135,197

The Company maintains reserves and records provisions for slow-moving and obsolete inventory as well as inventory with a cost in excess of its net realizable value.  Inventory at September 30, 2015 and December 31, 2014 were reported net of these reserves of $20.0 million and $21.4 million, respectively.

NOTE E5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	SEPTEMBER 30, 2015	DECEMBER 31, 2014 (as Restated)
Land and land improvements	$17,351	$9,323
Buildings and leasehold improvements	84,767	63,846
Furniture and equipment	137,129	112,552
Sub-total	239,247	185,721
Accumulated depreciation	(81,467)	(67,937)
Property, plant and equipment placed in service, net	157,780	117,784
Construction in progress	19,653	26,412
Property, plant and equipment, net	$177,433	$144,196

A portion of the Company’s property, plant and equipment is located outside the United States.  At September 30, 2015, property, plant and equipment, net, with a net carrying value of $53.8 million, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India and the Company’s manufacturing facility and regional corporate offices in Switzerland. While at December 31, 2014, property, plant and equipment, net, with a net carrying value of $25.6 million, respectively, was located outside the United States at the Company’s manufacturing facility and regional corporate office in India.

The Company recorded depreciation expense of approximately $5.1 million and $5.0 million during the three month periods ended September 30, 2015 and 2014, respectively and approximately $14.4 million and $10.4 million during the nine month periods ended September 30, 2015 and 2014, respectively.

NOTE F5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The following table provides a summary of the activity in goodwill by segment for the nine months ended September 30, 2015 (in thousands):

	Consumer Health	Prescription Pharmaceuticals	Total
Balances at December 31, 2014 (as Restated)	$16,717	$268,566	$285,283
Currency translation adjustments	—	(575)	(575)
Acquisitions	—	—	—
Dispositions	—	—	—
Balances at September 30, 2015	$16,717	$267,991	$284,708

Product Licensing Rights, IPR&D, and Other Intangible Assets:

The following table sets forth information about the net book value of the Company’s other intangible assets as of September 30, 2015 and December 31, 2014, and the weighted average remaining amortization period as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	Gross Amount	Accumulated Amortization	Impairment	Reclass- ifications (1)	Net Balance	Wgtd Avg Remaining Amortization Period
SEPTEMBER 30, 2015
Product licensing rights	$781,569	$(120,126)	$—	$38,000	$699,443	13.4
IPR&D	227,559	—	(2,627)	(38,000)	186,932	N/A - Indefinite lived
Trademarks	16,000	(2,667)	—	—	13,333	22.1
Customer relationships	6,342	(3,590)	—	—	2,752	12.0
Other Intangibles	11,234	(2,170)	—	—	9,064	8.2
Non-compete agreement	2,431	(2,153)	—	—	279	0.3
	$1,045,136	$(130,706)	$(2,627)	$—	$911,803

DECEMBER 31, 2014 (as Restated)
Product licensing rights	$778,734	$(73,943)	$—	$—	$704,791	12.1
IPR&D	227,259	—	—	—	227,259	N/A - Indefinite lived
Trademarks	16,000	(1,721)	—	—	14,279	18.6
Customer relationships	6,502	(3,467)	—	—	3,035	11.0
Other Intangibles	11,235	(879)	—	—	10,356	7.5
Non-compete agreement	2,333	(1,650)	—	—	683	1.4
	$1,042,063	$(81,660)	$—	$—	$960,403

(1)         This amount reclassifies the acquisition date value of one previously IPR&D asset due to launch in the nine month period ended September 30, 2015

The Company recorded amortization expense of approximately $16.6 million and $13.8 million during the three month periods ended September 30, 2015 and 2014, respectively and approximately $49.2 million and $27.0 million during the nine month periods ended September 30, 2015 and 2014, respectively. In the year to date period ended September 30, 2015 the Company recognized $2.6 million of abandonment of IPR&D (which has been recognized in R&D expense) associated with two IPR&D projects acquired in the VersaPharm acquisition.

NOTE G5 — EARNINGS PER SHARE

Basic net income per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per common share is based upon the weighted average number of common shares outstanding, including the dilutive effect, if any, of potentially dilutive securities using the treasury stock method.

Previously, diluted net income per share assumed the principal amount of the convertible Notes would be cash settled and any conversion spread would be settled using common shares, as the Company has the choice of settling either in cash or shares. The Company had demonstrated a past practice and intent of cash settlement for the principal and stock settlement of the conversion spread. As a result, earnings per share calculations for periods ended prior to and including September 30, 2014 only included the assumption of conversion to common shares for the convertible spread. During the quarter ended December 31, 2014, the Company changed its practice of cash settlement and settled redemptions using common shares for both the principal and conversion spread and accordingly, earnings per share amounts were calculated using the if-converted method.

The Company’s potentially dilutive securities consist of: (i) vested and unvested stock options that are in-the-money, (ii) warrants that are in-the-money, (iii) unvested restricted stock units (“RSUs”), and (iv) shares issuable on conversion of convertible notes.  Information about the computation of basic and diluted earnings per share is detailed below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (as Restated) (1)	2015	2014 (as Restated) (1)
Income from continuing operations used for basic earnings per share	$47,967	$(12,333)	$118,013	$(3,591)
Convertible debt income adjustments, net of tax (2)	580	—	2,614	—
Income from continuing operations adjusted for convertible debt as used for diluted earnings per share	$48,547	$(12,333)	$120,627	$(3,591)
Income from continuing operations per share:
Basic	$0.40	$(0.12)	$1.02	$(0.04)
Diluted	$0.39	$(0.12)	$0.96	$(0.04)
(Loss) from discontinued operations, net of tax	$—	$—	$—	$(504)
(Loss) from discontinued operations per share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Shares used in computing net income (loss) per share:
Weighted average basic shares outstanding	119,260	105,438	116,162	101,784
Dilutive securities:
Stock option and unvested RSUs	1,529	—	1,761	—
Stock warrants	—	—	—	—
Shares issuable upon conversion of convertible notes (2)	5,102	—	7,815	—
Total dilutive securities	6,631	—	9,576	—

Weighted average diluted shares outstanding	125,891	105,438	125,738	101,784

Shares subject to stock options omitted from the calculation of income per share as their effect would have been anti-dilutive	973	—	809	—

(1)         As a result of the loss from continuing operations in the three and nine months ended September 30, 2014, the effect of potentially dilutive securities would be anti-dilutive and have been omitted from the calculation of diluted earnings per share consistent with GAAP.

(2)         As of the three and nine month period ended September 30, 2014 the number of shares issuable upon conversion of the Notes is based on the assumption that the Company would repay the principal of the Notes in cash and pay any incremental value in shares of common stock. Due to a change in the expectation that management may settle all future note conversions solely through shares in the quarter ended December 31, 2014, the diluted income from continuing operations per share calculation includes the dilutive effect of convertible debt and is offset by the exclusion of interest expense and deferred financing fees related to the convertible debt of $0.6 million, after-tax and $2.6 million, after-tax for the three and nine month periods ended September 30, 2015. This also alters the dilutive share effect of the convertible notes as the Company is now using the if-converted method for debt conversion obligations.

Stock Warrant Exercise

On April 10, 2014, the Chairman of the Company’s Board of Directors, John N. Kapoor, Ph.D., exercised all of his 7.2 million outstanding stock warrants for cash.  These warrants were issued at various dates in 2009 and were scheduled to expire in 2014.  The Company received cash proceeds of approximately $8.2 million from the warrant exercise during the six month period ended June 30, 2014.

NOTE H5 — CUSTOMER AND SUPPLIER CONCENTRATION

Customer Concentrations

A significant percentage of the Company’s sales are to three large wholesale drug distributors:  AmerisourceBergen Corporation; Cardinal Health, Inc.; and McKesson Corporation.  These three wholesalers are all distributors of the Company’s products, as well as suppliers of a broad range of health care products.  The following table sets forth the percentage of the Company’s gross accounts receivable as of September 30, 2015 and December 31, 2014, and the gross and net sales for the three and nine month periods ended September 30, 2015 and 2014, attributable to the Big 3 Wholesalers:

	Three months ended September 30,		Nine months ended September 30,
Big 3 Wholesalers combined:	2015	2014 (as Restated)	2015	2014 (as Restated)
Percentage of gross sales	76%	79%	78%	73%
Percentage of net sales revenues	66%	43%	69%	46%

	September 30, 2015	December 31, 2014 (as Restated)
Percentage of gross trade accounts receivable	78%	85%

No other customers accounted for more than 10% of gross sales, net revenues or gross trade receivables for the indicated dates and periods.

Supplier Concentrations

The Company requires a supply of quality raw materials and components to manufacture and package pharmaceutical products for its own use and for third parties with which it has contracted. The principal components of the Company’s products are active and inactive pharmaceutical ingredients and certain packaging materials. Certain of these ingredients and components are available from only a single source and, in the case of many of our products, only one supplier of raw materials has been identified and qualified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if such active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the Company’s development and marketing efforts. In addition, certain of the pharmaceutical products marketed by the Company are manufactured by a third party manufacturer that serves as the Company’s sole source of that finished product.  If for any reason the Company is unable to obtain sufficient quantities of any of the raw materials or components required to produce and package its products, it may not be able to manufacture its products as planned, which

could have a material adverse effect on the Company’s business, financial condition and results of operations.   Likewise, if the Company’s manufacturing partners experience any similar difficulties in obtaining raw materials or in manufacturing the finished product, the Company’s results of operations would be negatively impacted.

During the three and nine month periods ended September 30, 2015 and 2014, none of the Company’s suppliers accounted for 10% or more of the Company’s total purchases during the applicable period.

Product Concentrations

No products represented greater than 10% of the Company’s total sales during the three and nine month periods ended September 30, 2015 or 2014, respectively. The Company attempts to minimize the risk associated with product concentrations by continuing to acquire and develop new products to add to its portfolio.

NOTE I5 — INCOME TAXES

The following table sets forth information about the Company’s income tax provision for the periods indicated (dollar amounts in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014 (as Restated)	2015	2014 (as Restated)
Income (loss) from continuing operations before income taxes	$74,015	$(24,247)	$182,701	$(7,903)
Income tax provision (benefit)	26,048	(11,914)	64,688	(4,312)
Net income (loss) from continuing operations	$47,967	$(12,333)	$118,013	$(3,591)

Income tax provision (benefit) as a percentage of income (loss) before income taxes	35.2%	(49.1)%	35.4%	(54.6)%

In accordance with ASC 740-10-25, Income Taxes — Recognition, the Company reviews its tax positions to determine whether it is “more likely than not” that its tax positions will be sustained upon examination, and if any tax positions are deemed to fall short of that standard, the Company establishes reserves based on the financial exposure and the likelihood that its tax positions would not be sustained.  Based on its evaluations, the Company determined that it would not recognize tax benefits on $2.0 million and $2.0 million related to uncertain tax positions as of September 30, 2015 and December 31, 2014, respectively.  If recognized, $1.3 million of these tax positions will impact the Company’s effective rate with the remaining $0.7 million affecting goodwill.

NOTE J5 — SEGMENT INFORMATION

During the three and nine month periods ended September 30, 2015, the Company reported results for the following two reportable segments:

•                  Prescription Pharmaceuticals

•                  Consumer Health

Prior to the three months ended June 30, 2014 the Company managed the business as three distinct reporting segments; Ophthalmics, Hospital Drugs and Injectables, and Contract Services, which were realigned as a result of the Hi-Tech acquisition to more closely align our reporting structure with the operations and management of the business.

Financial information about the Company’s reportable segments is based upon internal financial reports that aggregate certain operating information. The Company’s CEO and Chief Operating Decision Maker (CODM), as defined in ASC 280 - Segment Reporting, oversees operational assessments and resource allocations based upon the results of the Company’s reportable segments, which have available and discrete financial information.

Selected financial information by reportable segment is presented below (in thousands). The Company has recasted prior periods such as the three month periods ended March 31, 2014 included in the nine months ended September 30, 2014, to reflect the new segment reporting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (as Restated)	2015	2014 (as Restated)
Revenues:
Prescription Pharmaceuticals	$240,995	$114,953	$657,611	$316,280
Consumer Health	15,806	12,745	47,488	35,912
Total revenues	256,801	127,698	705,099	352,192

Gross Profit:
Prescription Pharmaceuticals	155,242	39,246	397,330	136,865
Consumer Health	7,770	6,254	24,252	19,162
Total gross profit	163,012	45,500	421,582	156,027

Operating expenses	72,245	57,530	191,446	143,881
Operating income (loss)	90,767	(12,030)	230,136	12,146
Other (expense)	(16,752)	(12,217)	(47,435)	(20,049)
Income (loss) from continuing operations before income taxes	$74,015	$(24,247)	$182,701	$(7,903)

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

Quarter period ended December 31, 2015

QUARTERLY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share Data)

(Unaudited)

	Fourth Quarter	Fourth Quarter
	2015	2014 (As restated)
Revenues	$279,977	$202,856
Cost of sales (exclusive of amortization of intangibles included below)	105,547	97,523
GROSS PROFIT	174,430	105,333

Selling, general and administrative expenses	51,980	28,402
Acquisition-related costs	129	3,287
Research and development expenses	10,404	8,491
Amortization of intangibles	17,066	16,483
Intangible impairment	30,376	—
TOTAL OPERATING EXPENSES	109,955	56,663
OPERATING INCOME	64,475	48,670

Amortization of deferred financing costs	(1,175)	(1,116)
Interest expense, net	(12,606)	(13,777)
Gain (loss) from product divestiture	—	(40)
Other non-operating income (expense), net	(1,239)	(492)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	49,455	33,245
Income tax provision (benefit)	16,670	15,266

INCOME (LOSS) FROM CONTINUING OPERATIONS	$32,785	$17,979
(Loss) from discontinued operations, net of tax	$—	$—
NET INCOME (LOSS)	$32,785	$17,979
NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations, basic	$0.27	$0.17
(Loss) from discontinued operations, basic	$—	$—
NET INCOME (LOSS), BASIC	$0.27	$0.17

Income (loss) from continuing operations, diluted	$0.27	$0.16
(Loss) from discontinued operations, diluted	$—	$—
NET INCOME (LOSS), DILUTED	$0.27	$0.16

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	119,390	108,515
DILUTED	125,698	124,491

COMPREHENSIVE INCOME (LOSS):
Consolidated net income (loss)	$32,785	$17,979
Unrealized holding loss on available-for-sale securities, net of tax of ($113) and $1,294 for the three month periods ended December 31, 2015 and 2014, respectively.	191	(2,193)
Foreign currency translation (loss) income, net of tax of $326 and $922 for the three month periods ended December 31, 2015 and 2014, respectively.	(632)	(1,790)
COMPREHENSIVE INCOME (LOSS)	$32,344	$13,996

Note 22 — Legal Proceedings.

Shareholder and Derivative Litigation. On March 4, 2015, a purported class action complaint was filed entitled Yeung v. Akorn, Inc., at el., in the federal district court of Northern District of Illinois, No. 15-cv-1944. The complaint alleged that the Company and three of its officers violated the federal securities laws in connection with matters related to its accounting and financial reporting in the wake of its acquisitions of Hi-Tech Pharmaceutical Co., Inc. and VersaPharm, Inc. A second, related case entitled Sarzynski v. Akorn, Inc., et al., No. 15- cv-3921, was filed on May 4, 2015, makes similar allegations and seeks unspecified damages. On August 24, 2015, the two cases were consolidated and a lead plaintiff appointed in In re Akorn, Inc. Securities Litigation. No motions or answer have been filed in the case.

Two shareholder derivative lawsuits also have been filed alleging breaches of fiduciary duty in connection with the Company’s accounting for its acquisition and pending restatement of its financials. The cases are Safriet v. Rai, et al., No. 15-cv-7275 filed August 19, 2015, and Glaubach v. Rai, et al., No. 15- 11129 filed December 10, 2015, and seek unspecified monetary damages, restitution from the individual defendants and specified changes to the Company’s corporate governance and internal procedures. Both cases were filed in the Northern District of Illinois and have been stayed pending anticipated rulings on any motions to dismiss the defendants may file in In re Akorn, Inc. Securities Litigation.

On March 8, 2016, an additional case was filed, Kogut v. Akorn, Inc., et al., in Louisiana state court in the Parish of East Baton Rouge, No. 646474. The Kogut action seeks an order requiring the Company to make its pending SEC filings, issue audited financial statements, and hold its annual shareholder meeting.

Fera Pharmaceuticals, LLC v. Akorn Inc., Sean Brynjelsen, and Michael Stehn, in the United States District Court for the Southern District of New York, Case No. 12-cv-07692-LLS. Fera Pharmaceuticals, LLC (“Fera”) filed this action on September 12, 2012. The defendants in the case are the Company and two of its employees, Sean Brynjelsen and Michael Stehn. The amended complaint generally alleges that the Company breached certain terms of a contract manufacturing supply agreement by, among other things, failing to manufacture Fera’s products, raising the manufacturing cost, and impermissibly terminating the contract. In addition, Fera alleges that the Company misappropriated Fera’s trade secrets in order to manufacture Erythromycin and Bacitracin for its own benefit. The counts in the amended complaint are for (1) breach of contract, (2) misappropriation of trade secrets, (3) fraudulent inducement, and (4) declaratory and injunctive relief. Fera seeks $135 million in compensatory damages, an additional, unspecified amount in punitive damages, and injunctive relief restraining the Company from selling the products at issue in the case. The Company filed a counterclaim against Fera and certain affiliates, as well as Perrigo Company of Tennessee and Perrigo Company plc, asserting violations of Sections 1 and 2 of the Sherman Act and tortious interference with business relations. The case is still in the discovery phase, and no trial date has been scheduled.

State of Louisiana v. Abbott Laboratories, Inc., et al., The Louisiana Attorney General filed suit, Number 624,522, Nineteenth Judicial District Court, Parish of East Baton Rouge, including Hi-Tech Pharmacal and other defendants, in Louisiana state court. Louisiana’s complaint alleges that the defendants violated Louisiana state laws in connection with Medicaid reimbursement for certain vitamins, dietary supplements, and DESI products that were allegedly ineligible for reimbursement. The defendants filed exceptions of no cause of action and no right of action in response to Louisiana’s amended complaint. In a judgment entered on October 2, 2015, the trial court sustained the defendants’ exception of no right of action, which dismissed all of Louisiana’s claims. Louisiana sought appellate review of the court’s decision by filing an application for supervisory writs, as well as an appeal pending in the First Circuit Court of Appeal in Louisiana.

In addition to the foregoing matters, Akorn has received shareholder demands for legal action to be taken against certain of the Company’s directors and officers based on alleged breaches of fiduciary duties and other misconduct in connection with the Company’s restatement of financial results and other matters. Akorn’s Board of Directors formed a special committee to conduct an inquiry into the demand allegations and to provide its conclusions and recommendations to the Board.

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

Other Matters

The Chicago Regional Office of the Securities and Exchange Commission (SEC) is conducting an investigation regarding the previously disclosed restatement, internal controls and other related matters. Additionally, the United States Attorney’s Office for the Southern District of New York (USAO) has requested information regarding these matters. Akorn has been furnishing requested information and is fully cooperating with the SEC and USAO.

The legal matters discussed above could result in losses, including damages, fines and civil penalties, and criminal charges, which could be substantial.  We record accruals for these contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. As of the date of this filing, although the Company has determined that liabilities associated with these legal matters is reasonably possible, they cannot be reasonably estimated. Given the nature of the litigation and investigations discussed above and the complexities involved, the Company is unable to reasonably estimate a possible loss for such matters until the Company knows, among other factors, (i) what claims, if any, will survive dispositive motion practice, (ii) the extent of the claims, including the size of any potential class, particularly when damages are not specified or are indeterminate, (iii) how the discovery process will affect the litigation, (iv) the settlement posture of the other parties to the litigation and (v) any other factors that may have a material effect on the litigation or investigation. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

Note 23 — Subsequent Events

On February 16, 2016 the Company remitted to the holders of the Incremental and Existing term loans, $200.0 million to partially settle the remaining outstanding principal amounts under the Existing and Incremental Term Loan Agreement after prior notice to the lenders and as permitted in the associated agreements. This prepayment has resulted in the immediate recognition of $5.1 million of deferred financing fees in the three month period ended March 31, 2016 and the removal of the obligation of the Company to remit regular, partial, principal payments prior to the maturation of the term loans. As of the year ended December 31, 2015, and in accordance with US GAAP, specifically ASC 855 - Subsequent Events the Company has not adjusted the financials for the subsequent event and instead will recognize the associated effects in 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 14, 2016 the Audit Committee approved the engagement of BDO as our independent registered public accounting firm effective immediately. BDO was engaged to perform independent audit services for the fiscal years ending December 31, 2013, 2014 and 2015.

During our fiscal years ended December 31, 2013, 2014 and 2015, and from January 1, 2016 through the date of the engagement, neither we, nor anyone on our behalf, consulted BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, and no written report or oral advice was provided us by BDO that BDO concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or a “reportable event”.

Item 9A.  Controls and Procedures.

(i)  Restatement of Previously Issued Financial Statements

On April 24, 2015, the Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, concluded that the previously issued financial statements for the quarterly periods ending June 30, 2014, September 30, 2014 and December 31, 2014 along with the annual period ending December 31, 2014 should not be relied upon because of errors in the financial statements in those associated periods. The Company issued a press release announcing that the Audit Committee of the Company’s Board of Directors, upon the recommendation of the Company’s management, concluded that the previously issued financial statements for the quarterly period ending March 31, 2014 should not be relied upon because of errors in those financial statements.

In connection with the foregoing, upon the recommendation of Akorn’s management and Board of Directors, the Audit Committee commenced an independent investigation which included review of accounting errors and other issues involving transactions related to sales to wholesalers, direct purchasers and other related transactions. The Audit Committee investigation also identified two additional accounting matters that warranted further examination and review, and the investigation was expanded to cover these matters: (i) customer payment term modifications and related revenue recognition practices, timing and disclosures for 2013 through 2015 and (ii) returns processing delays.

The Audit Committee investigation was conducted by independent counsel with the assistance of outside accounting consultants. The investigation is complete, although the Audit Committee’s independent counsel and outside accounting consultants continue to provide forensic and investigative support in connection with certain matters discussed in Note 22 — “Legal Proceedings.” The Audit Committee’s conclusions did not include a finding of fraud or intentional misconduct by Akorn’s management or accounting personnel.

Based on the independent internal investigation, our review of our financial records and other work completed by our management, the Audit Committee, along with management has determined that there were material misstatements in the 2014 consolidated financial statements and, accordingly, those financial statements required restatement.  The restated consolidated financial statements for the aforementioned periods are provided in this Annual Report on Form 10-K.

(ii)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.  Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded as of December 31, 2015 that our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the identified material weaknesses, management believes, based on a number of factors, including, but not limited to; (a) the completion of the Audit Committee’s investigation and the substantial resources expended (including the use of internal and external consultants) in response to the findings, (b) our internal review that identified certain accounting errors, leading to the adjustment of our previously issued financial statements, and (c) commencement of certain remediation actions, as discussed further below, the consolidated financial statements and unaudited interim financial information, as included in this Annual Report on Form 10-K, fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.

(iii) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that, as of December 31, 2015,  our internal control over financial reporting was not effective because of the identification of material weaknesses as discussed below.

Control Environment

The control environment, which is the responsibility of senior management, helps set the tone of the organization, influences the control consciousness of its officers and employees, and is an important component affecting how the organization performs financial analysis, accounting and financial reporting.  A proper organizational tone can be promoted through a variety of means, such as well documented and communicated policies, a commitment to hiring competent employees, the manner and content of oral and written communications, strong internal controls and effective governance.

At December 31, 2015, we did not maintain an effective control environment to allow for the accurate and timely filing of our financial statements primarily attributable to the following factors:

•                  We did not appropriately remediate existing material weaknesses on a timely basis.

•                  We did not have a sufficient complement of accounting and financial reporting personnel with an appropriate level of knowledge, US GAAP proficiency, experience and training commensurate with our financial reporting requirements.

•                  We did not have systems, processes or policies in place to enable timely financial analysis and accounting review.

These deficiencies in the control environment resulted in certain instances of incorrect accounting decisions and contributed to the following material weaknesses:

•                  We did not have controls designed to validate the completeness and accuracy of underlying data used in account reconciliations and in the determination of significant estimates and accounting transactions and, as a result, errors were later identified in the underlying data used to support significant estimates and accounting transactions, particularly with respect to gross to net revenue adjustments.

•                  We did not have an adequate process or appropriate controls in place to support the accurate and timely reporting of our financial results and disclosures on our Form 10-K.

Risk Assessment

We did not effectively design controls in response to the risks of material misstatement.  This control deficiency contributed to the following additional material weakness:

•                  We did not have an adequate process or appropriate controls in place to prevent or detect material errors in the financial statements of acquired subsidiaries.  As a result, errors were identified primarily related to gross to net revenue adjustments, expenses, inventory and accrued liabilities in the financial statements at the acquisition dates, the interim periods as of and for the periods ended June 30, 2014 and September 30, 2014, and as of and for the year ended December 31, 2014.  One of the aforementioned errors related to the chargeback reserve of Hi-Tech, recognized at the acquisition date and required the restatement of our condensed consolidated financial statements for the three and six month periods ended June 30, 2014 and the nine month period ended September 30, 2014, as disclosed in our Form 8-K dated March 17, 2015.

Information and Communication

We did not maintain effective controls over information and communcations.  Specifically, we did not have an adequate process for internally communicating information between the accounting department and other operating departments necessary to support the proper function of internal controls.  This control deficiency led to the aforementioned material weaknesses related to the determination of significant estimates and detection of material errors in the financial statements of acquired subsidiaries.

One or more of the foregoing control deficiencies (control environment, risk assessment and information and communications) contributed to the restatement of our financial statements for 2014 and for the quarters ended March 31, 2014, September 30, 2014 and December 31, 2014.  Additionally, the foregoing control deficiencies could result in material misstatements of the consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies resulted in the material weaknesses, as set forth above.

The Company’s internal controls over financial reporting as of December 31, 2015 were audited by BDO USA, LLP, our independent registered public accounting firm, as stated in its report included in Item 8 of this Form 10-K.

(iii)  Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status

We have, and continue to, identify and implement actions to improve our internal control over financial reporting and disclosure controls and procedures including actions to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and increase utilization of accounting system functionality, with continued oversight from the Audit Committee.  Leading this process is our Executive Vice President and Chief Financial Officer, who was hired in October 2015 along with our new Senior Vice President, Corporate Controller and Chief Accounting Officer, who was hired in April 2015.

During 2015 and 2016, we hired personnel with the appropriate experience, certification, education, and training for all key positions in the financial reporting and accounting functions, in many cases creating new positions.  Consequently, the key employees involved in the accounting and financial reporting functions in which misstatements were identified are no longer involved in the accounting or financial reporting functions.

In addition, we have taken, and continue to take, the actions described below to remediate the identified material weaknesses.  As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section.  While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, the material weaknesses described above will continue to exist.

Control Environment

Our Board of Directors has directed senior management to ensure that a proper, consistent tone is communicated throughout the organization, which emphasizes the expectation that previously existing deficiencies will be rectified through implementation of processes and controls to ensure strict compliance with US GAAP and regulatory requirements.  We also have taken steps to effect a proper tone through changes in our personnel and policies.

On August 3, 2015 our former Chief Financial Officer resigned his position.  On October 30, 2015, a new Executive Vice President and Chief Financial Officer was named from outside the Company following a national search. In addition, the former Vice President of Finance resigned December 4, 2015.

In addition, since April 2015, we have hired the following additional key employees into the following positions (to strengthen or replace existing roles), and in some cases, created new positions to reflect our commitment to addressing our material weaknesses:

•                  Executive Vice President, Chief Human Resources Officer

•                  Executive Vice President, Sales and Marketing

•                  Senior Vice President, Chief Accounting Officer and Corporate Controller

•                  Vice President of Internal Audit

•                  Director and Senior Counsel, Corporate and Securities

In addition to the management changes detailed above, in order to ensure that we have a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements, during 2015 and 2016 we have hired personnel for all key positions in the financial reporting and accounting function and in some cases have created new positions, including:

•                  Executive Director and Assistant Corporate Controller

•                  Director of Accounting

•                  Director of Revenue Accounting

•                  Director of SOX Compliance

•                  Director of Contracts Administration

•                  Director of Treasury

•                  Director of Supply Chain Finance

•                  Director of Accounts Receivable and Credit

In consideration of these staffing increases, the finance department was reorganized to maximize reporting efficiency and increase focus on material weakness areas.

To assist in the restatement activities, we augmented our personnel with qualified consulting services which will continue as necessary.

During 2015, we also added a new member to our Board of Directors and Audit Committee, who meets the independence and financial expert qualifications as defined by the PCAOB. Updates to the Audit Committee Charter, meeting or exceeding duties prescribed by the Sarbanes Oxley Act of 2002 and more recent PCAOB promulgations, were formally approved by the Audit Committee.

With the oversight of new senior management and our Board of Directors and Audit Committee, the Company has begun taking steps and plans to take additional measures to remediate the underlying causes of the material weaknesses.

With respect to validation of the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions, during 2015 and 2016 management has taken steps to:

•                  Conduct data validation procedures on certain reports related to gross to net revenue adjustments and inventory.

•                  Implement automation of significant gross to net revenue accruals.

•                  Align financial reporting control design with both the COSO 2013 framework and PCAOB precision standards, specifically related to management review controls.   We are also taking steps to identify all information produced by the entity (IPE) and build appropriate validation procedures into our controls.

•                  Transfer the Contracts Administration function handling customer claims adjudication from Sales & Marketing to reporting through Finance, improving internal controls and communication.

•                  Establish a dedicated revenue accounting team focused primarily on significant gross to net revenue adjustments.  We have also taken steps to increase the communication between the accounting and contracts departments.

•                  Ensure all systems relied upon in the financial reporting process are subject to Information Technology General Controls (ITGCs) which are intended to prevent system changes that could affect the completeness and accuracy of the data used.

•                  Establish a dedicated SOX Compliance Function within the Corporate Controller’s team.

•                  Augment and align the Internal Audit function with company business objectives as defined by the annual risk assessment.

With respect to timely and accurate filing of our financial results, management has also taken steps to:

•                  Undertake a financial close process improvement project utilizing external consultants to identify efficiencies and enhance reporting capabilities as well as opportunities to reduce the occurrence of errors.

•                  Evaluate and redesign processes and introduce new management review controls to increase the level of precision helping to ensure greater completeness and accuracy.  We are also taking steps to identify all information provided by the entity and build appropriate testing procedures into our controls.

•                  Implement more robust accounting policies.

•                  Enhance communications between the accounting and tax groups to ensure timely and accurate tax considerations.

Risk Assessment

We are establishing mechanisms to identify, evaluate and monitor risks to financial reporting throughout the organization.  We are updating our global risk assessment process, evaluation, and mitigation strategies.  In addition, we have updated our internal audit plan to include internal audit monitoring activities responsive to the issues identified in the independent investigation and review of our financial records.  In addition, we have implemented new procedures and enhanced controls governing our internal management-led Disclosure Committee, sub-certification and external reporting processes associated with the review and approval of the content of our SEC filings and other public disclosures.

With respect to the financial statements of acquired subsidiaries, management has taken steps, or intends, to:

•                  Develop a comprehensive merger and acquisition integration approach.

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

•                  Deploy appropriate personnel with US GAAP and public company accounting experience at the subsidiary level, as needed.

•                  Enhance evaluation of acquired subsidiaries’ application of accounting policies and procedures.

Information and Communication

We have formalized procedures to ensure appropriate internal communication between the accounting department and other operating departments necessary to support the proper functioning of internal controls.

In addition, we are in the process of updating the corporate-wide accounting policies manual to ensure proper accounting for transactions in compliance with US GAAP, consistently applied across all locations.

(iv)  Changes in Internal Control Over Financial Reporting

Other than as described in (iii) above “Management’s Report on Internal Control Over Financial Reporting”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The Company’s Board of Directors (“Board”) consists of nine seats. At the beginning of 2015, two of the seats were vacant.  Upon recommendation from one of our independent Board members, Terry Allison Rappuhn was considered for directorship.  After review, vetting and recommendation by our Nominating and Corporate Governance Committee, on April 20, 2015, the Board approved the appointment of Ms. Rappuhn to fill one of two vacant seats on the Board at that time and to join the Company’s Audit Committee. In March 2015, Ronald M. Johnson informed the Company of his decision not to stand for reelection to the Board at the 2015 annual meeting for personal health reasons, but agreed to be retained to provide regulatory and compliance consulting services with respect to FDA related matters. Due to the ongoing restatement process, the Company did not hold an annual meeting in 2015, and Mr. Johnson has continued to serve on the Board. Mr. Johnson has since recovered from his health matters, withdrawn his resignation and agreed to stand for re-election at the 2016 annual meeting.  Currently, there is one remaining vacant seat, which is reserved for a nominee to be named by EJ Funds, LP, a company controlled by our Chairman. Under the Modification, Warrant and Investor Rights Agreement entered into on April 13, 2009, EJ Funds, LP, has the right to name nominees for two seats on our Board. Mr. Tambi was nominated to one of those seats and the second remains vacant.

The following table and narrative description sets forth, as of May 1, 2016, the age, principal occupation and employment, position with us, directorships in other public corporations, and year first elected or appointed as one of our directors, of each of our eight directors. Unless otherwise indicated, each director has been engaged in the principal occupation or occupations described below for more than the past five years.

Name	Age	Director Since	Present Position with Akorn

John N. Kapoor, Ph.D.	72	1990	Chairman of the Board
Kenneth S. Abramowitz	65	2010	Director
Adrienne L. Graves	62	2012	Director
Ronald M. Johnson	70	2003	Director
Steven J. Meyer	59	2009	Director
Terry Allison Rappuhn	59	2015	Director
Brian Tambi	71	2009	Director
Alan Weinstein	73	2009	Director

John N.  Kapoor, Ph.D.  Dr.  Kapoor has served as the Chairman of our Board since October 1990.  Dr.  Kapoor served as our interim Chief Executive Officer from March 2001 to May 2002 and as our Chief Executive Officer from May 2002 to December 2002.  Dr. Kapoor is the President of EJ Financial Enterprises, Inc., a healthcare consulting and investment company.  Dr. Kapoor is the chairman of the board of directors of Insys Therapeutics, Inc. (NASDAQ: INSY), a publicly held drug development company focused on pain and oncology, into which NeoPharm, Inc. (previously a publicly held biopharmaceutical company) merged in October 2010. Prior to NeoPharm’s merger, Dr. Kapoor was the chairman of its board of directors. Previously, Dr. Kapoor was the chairman of the board of directors of Option Care, Inc., a leading provider of home infusion pharmacy and specialty pharmacy services, which was acquired by Walgreen Co. in August 2007. Dr. Kapoor received his Ph.D. in Medicinal Chemistry from the State University of New York at Buffalo and a B.S. in Pharmacy from Bombay University in India. Under agreements between us and the John N. Kapoor Trust dated 9/20/89 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. John N. Kapoor, the Kapoor Trust is entitled to designate one individual to be nominated and recommended by our Board for election as a director.  Dr. Kapoor was designated by the Kapoor Trust for this purpose.

Among other qualifications, Dr. Kapoor brings to Akorn’s Board a breadth and depth of pharmaceutical industry and operational knowledge, entrepreneurial vision, business leadership and valuable perspective that he has gained as a founder of generic pharmaceutical companies as well as from his current and prior service as chief executive officer, chairman and director of a number of publicly and privately held healthcare, pharmaceutical and health services companies.

Kenneth S. Abramowitz.  Mr. Abramowitz was elected to the Board in May 2010.  Mr. Abramowitz is Managing General Partner of NGN Capital, a venture capital firm that he co-founded in 2003 which focuses on investments in the healthcare and biotechnology sectors. Mr. Abramowitz joined NGN Capital from The Carlyle Group in New York where he was Managing Director from 2001 to 2003 and focused on U.S. buyout opportunities in the healthcare industry. Prior to that, Mr. Abramowitz worked as an analyst at Sanford C. Bernstein & Company, where he covered the medical supply, hospital management and health maintenance organization (HMO) industries for 23 years. Mr. Abramowitz earned a B.A. from Columbia University in 1972 and an M.B.A. from Harvard Business School in 1976. Mr. Abramowitz currently sits on the boards of the following privately held companies: OptiScan Biomedical Corporation (a company that develops continuous monitoring systems for use in hospital ICUs), Cerapedics, Inc. (an orthobiologics company), Entera Bio Ltd. (a biotechnology company) and Valtech Cardio Ltd. (a company that develops and manufactures cardiovascular devices for mitral and tricuspid valve repair and replacement). Mr. Abramowitz previously served as a director at EKOS Corp., Small Bone Innovations, Inc., Option Care, Inc., Sightline Technologies Ltd. (acquired by Stryker) and Power Medical Interventions (acquired by Covidien), as well as MedPointe and ConnectiCare Holdings, Inc.

Among other qualifications, Mr. Abramowitz brings to Akorn’s Board analytical expertise, in-depth research and valuable perspective of healthcare and biotechnology companies gained from his experience as a co-founder, managing general partner and his other leadership and analyst roles at international investment firms with specialization in healthcare, as well as his current and prior service on the boards of privately held healthcare, biotechnology and medical device companies.

Adrienne L. Graves, Ph.D.  Dr. Graves was appointed a director by the Board in March 2012.  Dr. Graves is a visual scientist by training and a global industry leader in ophthalmology. From 2002 to 2010, Dr. Graves was President and Chief Executive Officer of Santen Inc., the U.S. subsidiary of Santen Pharmaceutical Co., Ltd., Japan’s market leader in ophthalmic pharmaceuticals. Dr. Graves joined Santen Inc. in 1995 as Vice President of Clinical Affairs to initiate the company’s clinical development efforts in the U.S. Prior to joining Santen, Dr. Graves spent nine years with Alcon Laboratories, Inc. in various roles, including Senior Vice President, World Wide Clinical Development and Vice President Clinical Affairs. She currently serves on the boards of directors of the public companies TearLab Corporation (NASDAQ: TEAR) and Nicox SA (Euronext Paris; COX) and the privately held companies Aerpio Therapeutics, Envisia Therapeutics and Encore Vision. Dr. Graves is also a board member for several non-profit organizations, including the American Academy of Ophthalmology Foundation, the American Association for Cataract and Refractive Surgery, the Glaucoma Research Foundation, KeepYourSight Foundation, the Corporation Committee for the Brown University Medical School and Himalayan Cataract Project. Dr. Graves co-founded Ophthalmic Women Leaders and Glaucoma 360. She received her B.A. in Psychology with honors from Brown University, her Ph. D. in Psychobiology from the University of Michigan and completed a postdoctoral fellowship in visual neuroscience at the University of Paris.

Among other qualifications, Dr. Graves brings to Akorn’s Board more than 30 years of ophthalmic pharmaceutical industry experience, business leadership skills, and a deep knowledge of pre-clinical and clinical development in this sector, regulatory affairs and pharmaceutical sales and marketing, as well as a vast network of leading clinicians and thought leaders in the ophthalmic space and a familiarity with corporate governance matters gained in part from serving as CEO and head of R&D at Santen and serving on other public company boards.

Ronald M. Johnson. Mr. Johnson was appointed a director by the Board in May 2003. Mr. Johnson served as President of Becker & Associates Consulting, a firm which provides consulting services to the pharmaceutical, biologics and medical device industries on FDA regulatory requirements, from 2011 until retiring from that firm in 2013, and currently continues to serve as an independent consultant. Previously, Mr. Johnson served as Executive Vice President of The Lewin Group, a subsidiary of Quintiles Transnational, Inc., which provides various healthcare consulting services to state and federal governments, healthcare insurers and healthcare institutions. Prior to joining The Lewin Group, Mr. Johnson served as Executive Vice

President of Quintiles Consulting, a business unit of Quintiles Transnational, Inc. Quintiles Consulting provides consulting services to the pharmaceutical, medical device, biologic and biotechnology industries in their efforts to meet FDA regulatory requirements. Mr. Johnson also spent 30 years with the FDA, holding various senior level positions primarily in the compliance and enforcement areas.

Among other qualifications, Mr. Johnson brings to Akorn’s Board extensive experience in managing regulatory and compliance requirements of the FDA, particularly in pharmaceutical, medical device, biologic and biotechnology industries, as well as a deep knowledge and understanding of FDA policies and procedures regarding cGMP compliance, quality control processes and outcomes reporting gained from his years of providing specialized consulting services to governments, pharmaceutical companies and healthcare institutions and working at the FDA.

Steven J. Meyer.  Mr. Meyer was appointed a director by the Board in June 2009.  Since 2005, Mr. Meyer has served as the Chief Financial Officer of JVM Realty, a private investment firm specializing in the acquisition, re-positioning and management of real estate for investors.  Prior to that, Mr. Meyer was employed by Baxter International Incorporated, a global healthcare company that provides renal and hospital products. Mr. Meyer served as the Corporate Treasurer and International Controller and VP of Global Operations during a 23-year career at Baxter International, Inc.  Mr. Meyer serves on the board of directors and as chair of the audit committee of INSYS Therapeutics (NASDAQ: INSY), a publicly held drug development company focused on pain and oncology.  Mr. Meyer earned his MBA in finance and accounting from the Kellogg Graduate School of Management at Northwestern University and his B.A. in Economics from the University of Illinois in Champaign-Urbana. He is an Illinois Certified Public Accountant.

Among other qualifications, Mr. Meyer brings to Akorn’s Board financial expertise, extensive knowledge of the healthcare industry, including an international perspective, as well as business leadership skills, which he gained in part from serving as CFO of an investment firm, as the corporate treasurer and international controller and vice president of global operations at a Fortune 500 healthcare company and his service on the board of a publicly held specialty pharmaceutical company.

Terry Allison Rappuhn.  Ms. Rappuhn was appointed a director by the Board in April 2015. In February 2016, Ms. Rappuhn was elected to the board of directors of Span-America Medical Systems, Inc. (NASDAQ: SPAN), a manufacturer of beds and pressure management products for the medical market. From 2006 to 2010, she served on the board of AGA Medical Holdings, Inc. (previously a publicly held company that was acquired by St. Jude Medical), a medical device company, where she served as the audit committee chairperson. From 2003 to 2007, she served on the board of directors of Genesis HealthCare Corporation (previously a publicly held company that merged), an operator of skilled nursing and assisted living centers, where she served as the audit committee chairperson. From 1999 to April 2001, Ms. Rappuhn served as Senior Vice President and Chief Financial Officer of Quorum Health Group, Inc. (previously a publicly held company that was acquired by Triad Healthcare Corporation), an owner and operator of acute care hospitals. From 1996 to 1999 and from 1993 to 1996, Ms. Rappuhn served as Quorum’s Vice President, Controller and Assistant Treasurer and as Vice President, Internal Audit, respectively. Ms. Rappuhn has 15 years of experience with Ernst & Young, LLP and is a Certified Public Accountant.

Among other qualifications, Ms. Rappuhn brings to Akorn’s Board expertise in the fields of finance and accounting in various segments of the healthcare industry, especially hospital operations, knowledge of information technology controls, including cybersecurity, and understanding of strategic, operational and financial issues of public companies, gained from serving as a board member and chief financial officer of rapidly expanding healthcare public companies that were building infrastructure, processes and teams.

Brian Tambi.  Mr. Tambi was appointed a director by the Board in June 2009.  Mr. Tambi serves as a member of the board of directors of Insys Therapeutics (NASDAQ: INSY), a publicly held drug development company focused on pain and oncology. Since forming the company in 2006, Mr. Tambi has served as the Chairman of its board, President and Chief Executive Officer of Atrium Pharmaceuticals, LLC, a pharmaceutical company focused on developing, manufacturing and marketing combinations of leading single agent drugs and delivery systems.  From November 1995 to July 2006, Mr. Tambi was the Chairman of the board of directors, President and Chief Executive Officer of Morton Grove Pharmaceuticals, Inc., a leading manufacturer and marketer of oral liquid and topical pharmaceuticals. Prior to Morton Grove, Mr. Tambi served as

President of Ivax North American Pharmaceuticals and as a member of the board of directors of Ivax Corporation (previously a publicly held pharmaceutical company that was acquired by Teva). Mr. Tambi also served as Chief Operating Officer of Fujisawa USA, Inc., a subsidiary of Fujisawa Pharmaceutical Company, Ltd. Mr. Tambi also held executive positions at Lyphomed, Inc. and Bristol-Myers Squibb. Mr. Tambi earned his MBA in International Finance & Economics and his B.S. in Corporate Finance from Syracuse University. Under our April 13, 2009 Modification, Warrant and Investor Rights Agreement with EJ Funds, EJ Funds has the right to require us to nominate two directors to seats on our Board. Mr. Tambi was designated by EJ Funds for one of the seats (the other seat remains vacant).

Among other qualifications, Mr. Tambi brings to Akorn’s Board extensive pharmaceutical industry experience, particularly FDA knowledge and drug development and commercialization expertise, as well as business leadership skills gained from his experience as a founder, executive and board member of numerous public and private pharmaceutical companies.

Alan Weinstein.  Mr. Weinstein was appointed a director by the Board in July 2009.  Since 2000, Mr. Weinstein has provided consulting services to supplier clients in the areas of hospital organization, hospital operations, and working with GPOs.  Mr. Weinstein founded and served as President of Premier, Inc., a national GPO providing services for hospitals nationwide.  Mr. Weinstein serves as a director on the board of OpenMarkets, which provides a services and technology platform for efficiently purchasing healthcare equipment, and on the board of trustees of the Rosalind Franklin University of Medicine and Science. Previously, Mr. Weinstein served on the boards of privately companies in the healthcare industry whose primary customers were hospitals, including: Vascular Pathways, Inc. (a medical device company), Precyse (a healthcare services and technology company), SutureExpress (a healthcare services company) and Sterilmed, Inc. (a healthcare services company).

Among other qualifications, Mr. Weinstein brings to Akorn’s Board in-depth knowledge of the provider side of the healthcare industry, specifically hospital management, materials management and channel partner relationships, as well as business leadership and innovative and strategic planning skills gained from his years of service as a founder, and later a consultant, advisor and board member, for a number of privately held healthcare services/technology companies.

None of our directors or executive officers has a family relationship that is required to be disclosed under Item 401(d) of Regulation S-K of the Exchange Act.

During the past ten years none of the persons currently serving as an executive officer and/or director of the Company has been the subject matter of any legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K, which include:  (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Executive Officers

Please refer to Part I for a description of the current Executive Officers of the Company and their role, background and experience.

Audit Committee

The Audit Committee of the Board oversees our corporate accounting and financial reporting process and audits of our financial statements.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance and assesses the qualifications of the Company’s independent registered public accounting firm (the “independent auditors”); determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on our audit engagement team as required by law; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews and approves related person transactions; reviews the financial statements to be included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q; and discusses with management and the independent auditors the results of the annual audit and the results of the reviews of our quarterly financial statements.  The Audit Committee met fifty-two (52) times during the 2015 fiscal year.  A current copy of the Audit Committee Charter, which has been adopted and approved by the Board, is available on our website at http://www.akorn.com (the contents of such website are not incorporated into this Form 10-K).

The Board has reviewed NASDAQ’s definition of independence for Audit Committee members and has determined that all members of our Audit Committee are “independent” under the listing standards of NASDAQ.  Further, the Board determined that each of the members of the Audit Committee is “independent” in accordance with Rule 10A-3 of the Exchange Act. The Board has determined that Mr. Meyer qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.  The Board made a qualitative assessment of Mr. Meyer’s level of knowledge and experience based on a number of factors, including his formal education, and his experience as the Chief Financial Officer of JVM Realty, a private firm specializing in the acquisition, re-positioning and management of multi-family housing for qualified investors, as well as his experience as Corporate Treasurer and International Controller and Vice President of Global Operations at Baxter International, Inc.  Shareholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Meyer’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Meyer any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of our Audit Committee or the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file reports of security ownership and changes in such ownership with the SEC. Based solely on our review of the reports that have been filed by or on behalf of such persons in this regard and written representations from them, we believe that all such persons have timely filed all reports required by Section 16(a) of the Exchange Act during 2015.

CODE OF ETHICS

Our Board has adopted a Code of Ethics that is applicable to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, as well as members of the Board.   We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Ethics with respect to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.  A copy of the Code of Ethics can be obtained at our website.  Our website address is http://www.akorn.com (the contents of such website are not incorporated into this Form 10-K).

Our Audit Committee has adopted a whistleblower policy in compliance with Section 806 of the Sarbanes-Oxley Act and Section 21F of the Exchange Act.  The whistleblower policy allows employees to confidentially submit a good faith complaint regarding accounting or audit matters to the Audit Committee and management without fear of dismissal or retaliation.  This policy, as well as a copy of our Code of Ethics, is distributed to all our employees for signature and signed copies are on file in our Human Resources Department.

Item 11. Executive Compensation.

Executive Summary

Despite facing challenges, our financial performance in 2015 was solid and included the following highlights:

•                  We generated net revenue of $985.1 million and maintained a consolidated gross margin of 60.5%.

•                  We generated operating income of $294.6 million (or 29.9% of net revenues).

•                  We generated cash flows of $346.3 million, including operating cash inflows of $297.6 million.

•                  We received 15 product approvals and 2 tentative approvals from the FDA, including 11 ANDA approvals, 2 ANADA approvals, 1 NDA approval, 1 significant supplemental ANDA new product approval and 2 tentative ANDA approvals.

•                  Our R&D organization submitted 18 ANDA filings and 1 NDA filing to the FDA for approval during 2015.

•                  We launched 12 new products.

•                  We completed the operational integrations of Hi-Tech Pharmacal Co., Inc. and VersaPharm, Inc.

•                  We closed the acquisition of a sterile ophthalmic manufacturing facility in Hettlingen, Switzerland.

•                  We invested in our organizational capital, significantly expanding our accounting and finance organization, manufacturing and operations leadership and commercial infrastructure.

Changes in Our Executive Team in 2015

In 2015, we made several changes and additions to our executive team, and we believe these changes have better situated our Company for growth and success.  Among our Named Executive Officers (as defined below) these changes involved the addition of our new Chief Financial Officer and our Corporate Controller as well as the addition of our Executive Vice President, Sales and Marketing, and our Executive Vice President, Pharmaceutical Operations.

2015 Named Executive Officers

We refer to the following individuals as our 2015 “Named Executive Officers” or “NEOs”:

NEO	Principal Position
Raj Rai	Chief Executive Officer
Duane A. Portwood	Executive Vice President and Chief Financial Officer effective October 30, 2015
Randall E. Pollard	Senior Vice President, Corporate Controller and Chief Accounting Officer, also served as Interim Chief Financial Officer from August 3, 2015 to October 30, 2015
Timothy A. Dick	Former Chief Financial Officer, resigned August 3, 2015
Joseph Bonaccorsi	Senior Vice President, General Counsel and Secretary
Bruce Kutinsky	Chief Operating Officer
Steven Lichter	Executive Vice President, Pharmaceutical Operations
Jonathan Kafer	Executive Vice President, Sales and Marketing

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis section we present an overview of our compensation program, focusing on the elements of compensation awarded or paid to our Named Executive Officers. Below is a roadmap of the discussion that follows.

How We Determine Pay

Compensation Philosophy and Objectives and Role of the Compensation Committee

The Compensation Committee leads the development of our compensation philosophies and practices to assure that the total compensation paid to our executive officers is fair and reasonable relative to the extremely competitive nature of the specialty pharmaceutical industry of which we are a part. For several years, our Company experienced major business and financial challenges, and has more recently experienced a significant turn-around that is largely attributable to the success of our current management team. During the challenging downturn years, the Compensation Committee focused intently on attracting and rewarding executives with the unique intersection of industry and turnaround skills and made compensation decisions based on our objective of aligning the Company’s key executives’ goals and incentive pay with the goals of our shareholders in order to enable and encourage the turn-around effort. Consistent with our ongoing goal to keep the Company’s key executives’ objectives and incentive pay aligned with the goals of our shareholders, we continue to pursue a compensation philosophy that is intended to provide total compensation opportunities, which include base salary, performance-based cash bonus, long term equity compensation, and a health and welfare benefits package. These are intended to incentivize the uniquely skilled employees who will continue to carry out our strategic plan, mission and goals, while maintaining our required high quality standards and growth.

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

Our compensation philosophy is based on the following goals and principles:

•                              Attract and retain results-oriented executives with proven track records of success to ensure the Company has the caliber of executives needed to perform at the highest levels of the industry,

•                              Support Company growth, alignment with shareholder interests and the achievement of other key corporate goals and objectives,

•                              Design Packages to achieve external competitiveness, internal equity, and be cost-effective,

•                              Focus attention on and appropriately balance current priorities and the longer-term strategy of the Company through short- and long-term incentives,

•                              Encourage teamwork and cooperation while recognizing individual contributions by linking variable compensation to Company and individual performance based on position responsibilities and ability to influence financial and organizational results,

•                              Promote ownership of Company stock by executives to enhance the alignment of interests with shareholders,

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

Our Compensation Committee is composed exclusively of independent directors and meets regularly both with and without management. The Compensation Committee annually approves Named Executive Officer base salaries, establishes annual incentive compensation pay for performance objectives based on both goals for the company and individual employees, makes actual awards of annual incentive compensation based on attainment of these goals and other factors the Compensation Committee deems appropriate and considers awards of long-term equity compensation. In connection with its review and determinations, the Compensation Committee considers the input of the Chairman of our Board and then presents its recommendations to the Board for approval.

Role of the CEO

The Compensation Committee also seeks input from the CEO, particularly related to the establishment and measurement of corporate and individual objectives and recommendations related to overall employee compensation matters. The CEO provides the Board with a self-evaluation of his performance, but the CEO does not participate in discussions or make recommendations with respect to his own compensation.

Our CEO reviews the performance of, and proposes salary increases for, all managers who report to him, including the other Named Executive Officers. Any increases are generally based upon the individual’s performance during the previous year and any changes in responsibilities for the upcoming year.  The Compensation Committee reviews the reasonableness of any proposed compensation for the Named Executive Officers. In conducting its review and making its determinations, the Compensation Committee reviews a history of base salary, cash incentive bonus targets and payouts, and equity awards, prepared by the Company’s Human Resources Department.  During the year, our CEO may change the base salary of the managers who report to him, with the exception of our Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”) and General Counsel, without approval of our Compensation Committee.  He may do so in order to address significant changes in the individual’s responsibilities, to be competitive in the market or for other business reasons. Proposed compensation changes for the CFO, COO and General Counsel are submitted by our CEO to the Compensation Committee for review and approval.

Our Human Resources Department (“HR”) evaluates total compensation levels and elements of compensation and fashions competitive pay packages on a company-wide basis.  HR also works with the Compensation Committee and the CEO in planning for recruitment and retention of employees.  Based on HR’s research and the CEO’s recommendations, we fix these salaries at rates that we believe are generally competitive, but we do not attempt to pay at the high end of our competition.

Role of the Compensation Consultants

The Compensation Committee has maintained a structured approach to compensation for our Named Executive Officers, and, since 2012, has retained Willis Towers Watson as its independent compensation consultant to provide the Compensation Committee with support, advice and recommendations on our compensation program for our executive officers.

The Compensation Committee has analyzed whether the work of our compensation consultant Willis Towers Watson has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to the Company by Willis Towers Watson; (ii) the amount of fees from the Company paid to Willis Towers Watson as a percentage of Willis Towers Watson’s total revenue; (iii) the policies and procedures of Willis Towers Watson that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Willis Towers Watson or the individual compensation advisors employed by Willis Towers Watson with our CEO; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any stock of the Company owned by Willis Towers Watson or the individual compensation advisors employed by Willis Towers Watson. The Compensation Committee has determined, based on its analysis of the above factors, that the work of Willis Towers Watson and the individual compensation advisors employed by Willis Towers Watson as compensation consultants to the company has not created any conflict of interest.

In addition, in 2016 in connection with our restatement process, the Compensation Committee engaged legal counsel to provide advice regarding the recovery of bonuses paid to our executive officers for 2014.

Role of Peer Group

In 2015, 2014 and 2013, our compensation consultant worked with the Compensation Committee in comparing our executive compensation with pertinent market data. The data was taken from filings made with the SEC by a selected peer group, which peer group we updated and refined in 2015.

The following companies comprised our selected peer group in 2015:

2015 Peer Group
Alkermes Plc.	Pharmacyclics Inc.
Biomarin Pharmaceutical Inc.	Prestige Brands Holdings, Inc.
Endo International Plc.	Quintiles Transnational Inc.
Impax Laboratories Inc.	Salix Pharmaceuticals Ltd.
Incyte Corporation	The Medicines Company
Jazz Pharmaceuticals Company	United Therapeutics Corporation
Mallinckrodt Plc.

Specifically, the Compensation Committee requested the consultant to report base and annual salary incentive percentages for executives in similar sized companies based on revenue and market capitalization and/or similar industries.  The Compensation Committee reviewed the data in order to obtain a general understanding of current compensation practices and trends for specific positions held rather than focusing on the Named Executive Officers.  This analysis was reviewed and updated in 2015, 2014 and 2013 in order to confirm the appropriate data, measures and comparisons.

With respect to establishing the CEO and CFO compensation, we gather, analyze and evaluate the compensation mix provided by our peer group, as well as consider the other factors set forth in the Compensation Committee’s charter.  We do not target or benchmark our Named Executive Officers’ compensation at a certain level or percentage based on other companies’ compensation arrangements.

Role of the Shareholders

The Compensation Committee considers shareholder input when setting compensation for the Company’s Named Executive Officers.  At the last annual shareholder meeting, which was held in 2014, the Company’s advisory vote on executive compensation was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
85,598,356	204,544	359,134	6,673,489

This represents a 99% level of approval. Although the effect of the advisory vote on executive compensation is non-binding, the Board and the Compensation Committee considered these results and determined that, given the significant level of shareholder support, no major re-examination of our executive compensation program was necessary at this time.  The Compensation Committee will continue to consider the outcome of the future advisory votes, as well as shareholder feedback that we receive from our shareholder outreach program, when making compensation decisions for our Named Executive Officers and our compensation programs generally.  Akorn values the opinions of its shareholders and is committed to considering their opinions in making compensation decisions.  See “Shareholder Outreach Program.”

Elements of our Compensation Program

For 2015, the principal components of compensation for our Named Executive Officers were base salary, performance based annual cash incentive and long-term equity incentive.

Element	Type	At Risk
Base salary	Cash	No, fixed
Performance-based annual incentive (1)	Cash	Yes, at risk based on Company and individual performance
Long-term incentives (2)	Equity	Yes, at risk because time-based vesting occurs over a period of years

(1)         We occasionally also provide non-recurring discretionary cash bonuses to reflect superior individual performance, new responsibilities or to compensate new hires for amounts forfeited from their previous employer.

(2)         Historically, we have awarded options and/or RSUs.

In addition, we offer health and welfare benefits and certain limited perquisites and separation benefits.

Base Salary

The salaries for our Named Executive Officers are established to be competitive with market practices in order to allow us to attract and retain senior executive talent. Salary decisions are also influenced by internal equity taking into consideration the relationship between salaries among the executives and each executive’s role and responsibilities and the impact on Company performance.  Other factors considered by the Compensation Committee include an executive’s experience, specific skills, tenure and individual performance. In setting base salaries for the CEO, CFO, COO and General Counsel, we also consider external equity based on analysis of peer group data.  The Compensation Committee typically reviews the base salaries of our Named Executive Officers annually in the first quarter with any increases effective as of January 1 of that year.

Performance-Based Annual Incentive Plan

Each year, the Compensation Committee adopts guidelines pursuant to which it calculates the annual performance-based cash incentive awards available to our Named Executive Officers. We have instituted management-by-objectives (MBO) to assess performance as a basis for determining awards for all of our Named Executive Officers paid out under our 2014 Plan.  Our MBO based incentive program has continued to be a major component of our compensation strategy.  It affords us the opportunity and framework for establishing both corporate and individual performance objectives.  Individual MBOs extend beyond financial performance and include actions required for the continued future growth of the company.  Each Named Executive Officer’s MBOs align with each of the corporate MBOs.  The Compensation Committee believes that our annual incentive program provides our Named Executive Officers with a team incentive to both enhance our financial performance and perform at the highest level. No payments are made under the incentive plan unless a threshold Company objective, such as Adjusted EBITDA, is attained. See “2015 Performance-Based Annual Incentive Awards.”

In addition to cash bonus payments made under our annual cash incentive plan, the Compensation Committee may provide discretionary bonuses to reward an executive’s superior performance in overcoming unforeseen circumstances and exceptional achievements.

Long-Term Equity Incentive Plan

Under our 2014 Plan, the Compensation Committee has the flexibility to make equity awards based on the common stock of the Company, including time- and performance-based awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other equity based awards.  In 2014, based in part upon the recommendation of the compensation consultant, our Board developed and approved a long-term equity incentive plan as part of our goal to structure our compensation in a manner where the largest increase in total direct compensation for our Named Executive Officers comes from appreciation in a long-term equity incentive award made under our 2014 Plan (“Long-Term Incentive Award”).  Under the plan, the Long-Term Incentive Awards to executive officers would be awarded such that 75% of the grant-date fair value of each executive’s equity grant would be provided in the form of options and 25% in RSUs.  We believe that Long-Term Incentive Awards should provide a large majority of compensation opportunity for our Named Executive Officers. The Company does not have any long-term cash incentives nor does it maintain a pension plan or a supplemental executive retirement plan.  Our current Form of Non-Qualified Stock Option Award Agreement, Form of Incentive Stock Option Award Agreement and Form of Restricted Stock Unit Award Agreement are filed as exhibits to this Form 10-K. The Company may from time to time grant other types of equity awards using other forms of award agreements.

Stock Options

Historically we have primarily awarded stock options as the long-term incentive awards. We grant non-qualified stock options (“NSOs”) to our Named Executive Officers as a means of rewarding past performance and encouraging continued efforts to achieve personal and Company objectives in the current and future years.  Our options are awarded at the closing price of our stock on the date of grant. Options awarded to our executive officers vest at 25% of the award per year on each of the first four anniversaries of the date of grant and expire five or seven years from the date of grant, as determined by the Compensation Committee and set forth in the applicable award agreement. Our current Form of Non-Qualified Stock Option Agreement and Form of Incentive Stock Option Agreement are attached to this Form 10-K as exhibits 10.1 and 10.2.

Restricted Stock Units

Beginning in 2014, based in part upon the recommendation of the compensation consultant, the Compensation Committee determined that the long-term incentive awards to executive officers would be awarded such that 75% of the grant-date fair value of each executive’s equity grant would be provided in the form of options and 25% in RSUs.  Each RSU represents the right to receive one share of our common stock on a stated date (the “vesting date”) unless the award is terminated earlier in accordance with terms and conditions established by the administrator of our 2014 Plan. The RSUs generally vest in equal installments, 25% of the award per year on each of the first four anniversaries of the date of grant.  Unless the Compensation Committee determines otherwise, RSUs that do not vest will be forfeited.  Holders of RSUs have no voting, dividend or other rights as a shareholder until such units are vested. A copy of our Form of Restricted Stock Unit Award Agreement is attached to this Form 10-K as exhibit 10.3.

Timing of Equity Grants and Equity Grant Practices.

At the Board meeting held immediately after our annual meeting of shareholders, the Compensation Committee typically will recommend equity compensation, if any, to be awarded to our Named Executive Officers and all other Company employees.  All awards are made based on the closing price of our stock on the date of grant.  In addition, awards may be made to new employees upon their joining the Company, and to employees who are promoted during the year.  The timing of such awards depends on those specific circumstances and is not tied to any other particular company event, anticipated events or announcements. Under our long-term equity incentive plan, in 2015 each executive officer was eligible to receive an award with a value up to a certain percentage of the executive’s annual salary as follows: Mr. Rai 400%; Mr. Portwood 250%, Mr. Bonaccorsi 250%, Mr. Kutinsky 300%, Mr. Lichter 100%, Mr. Pollard 100%, Mr. Kafer 100% and Mr. Dick 250%.

In addition to awards made under our performance-based annual incentive plan and our long-term equity incentive plan, the Compensation Committee may provide discretionary bonuses to reward an executive’s superior performance in overcoming unforeseen circumstances and exceptional achievements.

Analysis of What We Paid

2015 Base Salaries

In 2015, the Compensation Committee reviewed the base salaries of our Named Executive Officers and increases to base salaries were implemented with the weighted average base salary of our Named Executive Officers increasing approximately 11% in comparison to 2014. The Compensation Committee again reviewed the base salaries of our Named Executive Officers in 2016 and increases to base salaries were implemented with the weighted average base salary of our Named Executive Officers increasing approximately only 2% in comparison to 2015.

	2016 Base Salary ($)		2015 Base Salary ($)(1)		2014 Base Salary ($)	What We Took Into Consideration in Setting 2015 Salaries
Raj Rai	824,000		800,000		750,000	Mr. Rai’s performance in 2014 in completing the acquisitions of Hi-Tech Pharmacal and VersaPharm, as well as veterinary products from Lloyd, Inc.
Duane A. Portwood	450,000		450,000	(1)	N/A	Offering a competitive salary in connection with Mr. Portwood’s appointment as Chief Financial Officer of our Company in October 2015
Joseph Bonaccorsi	437,750		425,000		350,000	Mr. Bonaccorsi’s performance in 2014 in handling special legal projects, managing increased growth in our legal department and outside counsels and contributing to increased compliance measures
Bruce Kutinsky	484,100		470,000		425,000	Mr. Kutinsky’s performance in 2014 in obtaining 14 unique product approvals, launching 5 products, and integrating more than 62 products acquired through acquisitions
Steven Lichter	309,000		300,000	(1)	N/A	Offering a competitive salary in connection with Mr. Lichter’s appointment as Executive Vice President, Pharmaceutical Operations in April 2015
Randall E. Pollard	275,000		275,000	(1)(2)	N/A	Offering a competitive salary in connection with Mr. Pollard’s appointment as Vice President and Corporate Controller in April 2015
Jonathan Kafer	309,000		300,000	(1)	N/A	Offering a competitive salary in connection with Mr. Kafer’s appointment as Executive Vice President, Sales and Marketing in April 2015
Timothy Dick		(3)	385,000		385,000	It was decided that Mr. Dick’s salary was competitive with the market.

(1)         The base salaries actually paid to Messrs. Portwood, Lichter, Pollard and Kafer were pro-rated to their respective start dates of October 30, February 16, April 20, and April 20, 2015.

(2)         In connection with his promotion to Interim Chief Financial Officer, Mr. Pollard’s salary was increased to $275,000 as of August 3, 2015 from $235,000.

(3)         Mr. Dick resigned as Chief Financial Officer as of August 3, 2015.

2015 Performance-Based Annual Incentive Awards

We structured specific annual incentive awards for 2015 based upon MBOs for our CEO, CFO, COO and General Counsel, as well as the Company’s achievement of its overall goals.  After the Board reviewed the strategic plan and budget for the year, the Compensation Committee set annual incentive compensation targets designed to induce achievement of that plan and budget.

For 2015, we set the CEO’s bonus target at 100% of base salary, the CFO’s bonus at 50% of base salary, the COO’s bonuses at 50% of base salary and the General Counsel’s bonus at 50% of base salary.  These were the same bonus targets set for the CEO, CFO and COO for 2014 and an increase for the General Counsel who had a bonus target of 40% of base salary for 2014.  Messrs. Lichter, Pollard and Kafer had 2015 target bonus opportunities of 40% of base salary. In 2015, the Named Executive Officers each had additional opportunity for “stretch” bonus of between 20% to up to 60% of their base salary (as set forth below) if certain additional objectives were achieved.

In general, the Compensation Committee considered the experience, responsibilities, title and historical performance of each particular Named Executive Officer when determining the target and stretch bonus opportunities and approved specific performance objectives based on the CEO’s recommendation and the Compensation Committee’s review.

	2015 Target Base Incentive Bonus Opportunity as % of Base Salary*	2015 Target Base Incentive Bonus Opportunity as $		2015 Stretch Incentive Bonus Opportunity as % of Base Salary	2015 Stretch Incentive Bonus Opportunity as $		2015 Total Incentive Bonus Opportunity		Total Incentive Bonus Earned for 2015 (1)
Raj Rai	100%	$800,000		50%	$400,000		$1,200,000		$724,399
Duane A. Portwood	(2)		(2)	(2)		(2)		(2)		(2)
Joseph Bonaccorsi	50%	212,500		25%	106,250		318,750		218,510
Bruce Kutinsky	50%	235,000		25%	117,500		352,500		122,200
Steven Lichter	40%	103,846	(3)	20%	51,923	(3)	155,769	(3)	90,865
Randall E. Pollard	40%	110,000	(3)	20%	55,000	(3)	165,000	(3)	110,000
Jonathan Kafer (4)	40%	83,077	(3)	60%	124,616	(3)	207,693	(3)	83,077
Timothy Dick	50%	192,500		25%	96,250		288,750		(5)

(*)    For purposes of our performance-based incentive plan, bonus eligible Base Salary is defined as the officer’s base pay earnings as shown on the officer’s W-2 for the applicable year.

(1)    Upon the recommendation of management, the Compensation Committee unanimously decided to delay the payment of all bonuses earned by our Named Executive Officers for 2015 until the Company filed the audited financial statements for 2014 and 2015 in this Form 10-K.

(2)    Mr. Portwood joined Akorn on October 30, 2015, and so did not receive bonus targets for 2015, however, the Company agreed to pay a bonus of $56,250 to partially compensate for the bonus opportunity he gave up at his prior employer when joining Akorn. See “Summary Compensation Table.”

(3)    The bonus opportunities for Messrs. Lichter and Kafer are pro-rated to each executive’s start date of February 16 and April 20, 2015, respectively. Pursuant to his offer letter, Mr. Pollard was entitled to the bonus opportunity for the full year.

(4)    Pursuant to his offer letter, Mr. Kafer was entitled to receive a bonus payment in the amount of 50%, 75% or 100% of his base salary if certain objectives were achieved, if the objectives were exceeded by 5% or if specified additional objectives were achieved.  Mr. Kafer’s maximum bonus opportunity for 2015 was $207,693.

(5)    Mr. Dick resigned from the Company as of August 3, 2015 and so did not receive a bonus for 2015.

For the year 2015, the Compensation Committee determined the above bonus amounts were earned by each Named Executive Officer based on the Company’s achievement of its performance targets and each Named Executive Officer’s achievement of personal MBOs. However, upon the recommendation of management, the Compensation Committee unanimously decided to delay the payment of all bonuses earned by our Named Executive Officers for 2015 until the Company filed its audited financial statements for 2014 and 2015 in this Form 10-K.  For purposes of determining the target bonus amount earned by each Named Executive Officer, the Company objectives were weighted 50% as a group, and the individual MBOs were weighted 50% as a group. In addition, the Compensation Committee reviewed the Company’s performance and each individual executive’s performance against their respective objectives that were set in 2015 and then assigned the Company and each Named Executive Officer a performance rating from 0-100. An executive officer must have achieved at least 50% of his MBOs in order to receive a bonus under the incentive bonus plan.  The Named Executive Officers were also eligible to receive a “stretch” bonus if certain objectives were achieved under the “stretch” portion of the incentive bonus plan.

Target Base Incentive Bonus Calculation

(Base Salary x Target bonus opportunity % x 50% x Company rating) plus (Base Salary x Target bonus opportunity % x 50% x Personal rating)

Stretch Bonus Calculation

(Stretch bonus opportunity % x Base Salary) x Stretch rating

Under the 2015 incentive bonus plan, if the Company did not achieve its Adjusted EBITDA target for the year, no bonuses would be paid even if other objectives were achieved.

2015 Performance-Based Annual Incentive Award for our Chief Executive Officer

For 2015, the Company achieved the following financial metrics: Sales of $985.0 million, Adjusted EBITDA of $460.0 million and Adjusted EPS of $2.02.

In addition to reviewing the Company’s financial metrics, the Compensation Committee evaluated the Company’s performance against key strategic initiatives designed to promote the Company’s long-term success, as well as significant events during 2015. We continue to make progress on our plan to prepare Akorn India Private Limited (AIPL) for FDA certification. We submitted 18 ANDAs and 1 NDA to the FDA, and we launched 12 new products. We also have concentrated our efforts to enhance our culture and develop organizational talent.

The Compensation Committee determined that Mr. Rai should be awarded an incentive bonus based on the following achievements in 2015. Mr. Rai led the Company to deliver $985.0 million in sales and $151.0 million (GAAP) net earnings.  Additionally, Mr. Rai provided the leadership and direction during the unstable restatement environment that enabled the company to have these business successes.  He significantly strengthened the talent of the organization through the hiring of key executives across all functions.  He personally negotiated with lenders and regulatory agencies to ensure the Company maintained its ability to operate effectively.  Mr. Rai ensured that all of the Company’s operations maintained regulatory compliance so that we could continue to manufacture, distribute and sell our products.

2015 Performance-Based Annual Incentive Award for our Other Named Executive Officers

Similar to prior years, for fiscal year 2015, Mr. Rai recommended and the Compensation Committee approved corporate goals and personal MBOs required for incentive payout to other Named Executive Officers.  The goals for the other Named Executive Officers were significantly aligned with the Company’s overall stated goals and objectives, and were tailored to each Named Executive Officer’s role and responsibilities within the Company.  The plan required achievement of the Adjusted EBITDA target before any individual payouts could be earned as well as achievement of at least 50% of the executive’s individual MBOs. The amounts of actual individual payouts to the other Named Executives Officers varied based on achievement of their personal MBOs which were in the range of 0% to 100% of individual goal achievement.  Mr. Dick resigned from the Company as of August 3, 2015 and so did not receive a bonus for 2015.

The Compensation Committee determined that Mr. Kutinsky should be awarded an incentive bonus based on the following achievements. Mr. Kutinsky provided leadership across our Pharmaceutical Operations and Sales and Marketing organizations during 2015.  He greatly increased the effectiveness of our Sales, Marketing and Operations organizations through the addition new talent, especially at the senior levels, and the establishment of new business processes. The teams launched new products that contributed $36.0 million of revenue (growth of $31.0 million over the year ended December 31, 2014) to the company, negotiated contracts with major customers to increase our revenue opportunity, and responded to over 150 inquiries from regulatory agencies to ensure they had the information to review our ANDA, ANADA and NDA filings.

The Compensation Committee determined that Mr. Bonaccorsi should be awarded an incentive bonus based on the following achievements. In 2015, Mr. Bonaccorsi managed diverse litigation and regulatory challenges that not only required the deployment of the Company’s legal team, but more so the breadth of outside counsel required to meet the demands of regulators, board committees and litigation.  In addition, he and his team provided outstanding legal services to the Company on a wide range of legal and regulatory matters.

The Compensation Committee determined that Mr. Pollard should be awarded an incentive bonus based on the following achievements. Mr. Pollard joined the Company on April 20, 2015 and much of his year was focused on addressing the issue of the financial restatement and establishing processes, fixing weaknesses, partnering with our auditors and investigators while at the same time dramatically increasing the size and caliber of our Finance organization.  Mr. Pollard also served as the interim CFO for three months following the resignation of Mr. Dick.  Mr. Pollard’s leadership in managing the Company’s debt was important to maintaining efficiency in our operations.

The Compensation Committee determined that Mr. Lichter should be awarded an incentive bonus based on the following achievements in 2015. Mr. Lichter ensured all manufacturing facilities maintained their regulatory compliance to operate.  Additionally, he led the reduction of our weekly backorders by almost 60% from Q1to year-end.  Much of his effort, and his success, was focused on the creation of the Pharmaceutical Operations function within the Company and the associated organizational structure and the recruiting of talent and implementation of business processes such as S&OP, technical transfers and cost management programs.

Mr. Kafer’s bonus for 2015 was directly linked to the sales performance of the Company and targets established by the Compensation Committee and the Board of Directors.  In 2015, the Company achieved $985.0 million in sales, and while not a factor in the determination of Mr. Kafer’s bonus amount, the Compensation Committee noted Mr. Kafer’s successful implementation of business processes for new product launches and the evaluation of commercial viability of products, and the streamlining of the commercial organization.

2015 Long-Term Incentive Grants

Due to the restatement process, no equity awards were granted in 2015 under our long-term incentive plan. However, the following grants were made to our Named Executive Officers in connection with their joining the Company in 2015:  Mr. Lichter was awarded 200,000 options on February 23, 2015, Mr. Pollard was awarded 50,000 options May 1, 2015, Mr. Kafer was awarded 125,000 options on May 1, 2015 and Mr. Portwood was awarded 300,000 options on October 30, 2015.  In addition, Mr. Pollard was awarded 10,000 options on October 30, 2015 in recognition for his service as Interim Chief Financial Officer.  The stock options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

The long-term incentive awards that were intended to be made in 2015 were delayed until 2016 and were granted 100% in options.

During 2015, the Board made the following grants of stock options to our Named Executive Officers:

	Number of Options Granted in 2015(1)	Grant Date Fair Value $
Raj Rai	—	—
Duane A. Portwood	300,000	$3,186,270
Joseph Bonaccorsi	—	—
Bruce Kutinsky	—	—
Steven Lichter	200,000	$3,641,160
Randall E. Pollard	60,000	$941,269
Jonathan Kafer	125,000	$2,087,650
Timothy A. Dick	—	—
Total	685,000	$9,856,349

(1) Long-term incentive awards were scheduled to be granted in May 2015 to our executive officers with 75% of the grant-date fair value of each executive’s equity grant to be provided in the form of options and 25% in RSUs.  However, due to the restatement process, the grants were delayed until early this year and were awarded 100% in options as follows: on March 24, 2016, Mr. Rai was awarded 191,387 options; Mr. Kutinsky was awarded 26,058 options and Mr. Bonaccorsi was awarded 65,453 options.

In addition to the incentive awards described above, the Compensation Committee made discretionary cash bonuses to Named Executive Officers for their extraordinary contributions in 2015. See the “Summary Compensation Table” for the amounts of those awards.

2016 Performance Objectives

For the 2016 performance-based annual incentive plan, the following Company financial goals were set: at Sales of $1.08 billion, Adjusted EBITDA of $499 million and Adjusted EPS of $2.15, as well as individual MBOs for each executive officer.

Other Elements of Compensation

Below are additional elements of compensation that we provide to our executive officers. For information regarding employment agreements and our executive severance plan, see “Potential Payments Upon Termination.”

Company-Wide Benefits.

The Company does not have a pension plan and does not have a supplemental executive retirement plan. Executive officers and all full-time employees are eligible to participate in the Company’s benefit programs, which include health insurance (which is partially funded by the employee), 401(k), disability and life insurance (separate programs for executives and all other employees), flexible spending accounts, an employee stock purchase plan, an employee assistance program, an education assistance program, travel assistance, paid time off and holidays.  Part-time employees are eligible to participate in a limited benefits program which includes a 401(k) plan, an employee stock purchase plan, and limited holiday and paid time off.  Since January 1, 2011, the Company has been matching employee 401(k) contributions at a rate of 50% of the first 6% contributed by the employee.

Perquisites.

In 2009, the Company largely eliminated perquisites for its executive officers.  However, in 2015, the Company made several additions to its team of executive officers, and in doing so paid moving, temporary housing and related relocation costs to some of its Named Executive Officers. See “Summary Compensation Table” and “All Other Compensation Table.”

ESPP.

Historically, the ESPP has permitted eligible employees to acquire shares of our common stock at a 15% discount from market price, through payroll deductions not exceeding 15% of base wages.  Purchases under the ESPP were subject to an annual maximum purchase of $25,000 in market value of our common stock. Due to our restatement process, however, we were required to suspend purchases under and terminate our prior ESPP.  Once our restatement process is complete, we intend to develop and obtain shareholder approval of a new employee stock purchase plan.

Executive Share Retention and Ownership Guidelines.

In order to promote equity ownership and further align the interests of management with the Company’s shareholders, the Company adopted stock ownership guidelines for the Company’s executive officers. The executive officers are expected to achieve the ownership level associated with their position within five years of their respective appointments.

Role	Guideline
Chief Executive Officer	5 times base salary
All Other Executive Officers	3 times base salary

Until the specified ownership levels are met, an executive officer will be required to retain 50% of all shares acquired upon option exercises and the vesting of RSUs (in both cases, less shares withheld to pay taxes or cost of exercise). The value of a share shall be measured as the greater of the then current market price or the closing price of a share of the Company’s common stock on the acquisition date.  For purposes of the stock ownership guidelines, stock ownership includes:

•                                    shares purchased on the open market,

•                                    shares owned jointly with, or separately, by the officer’s spouse and dependent children,

•                                    shares held in trust for the officer or immediate family member,

•                                    shares held through any Company-sponsored plan, including specifically the Employee Stock Purchase Plan,

•                                    shares obtained through the exercise of stock options, and

•                                    50% of unvested restricted shares of stock.

As of December 31, 2015, Messrs. Rai, Bonaccorsi, Kutinsky and Dick had all met the minimum ownership guidelines, and Messrs. Portwood, Lichter, Pollard and Kafer have until five years from their respective appointments to attain the required ownership levels.

Hedging Policy.

Under the Company’s hedging policy, executive officers are discouraged from engaging in the purchase of puts, calls or other hedging transactions involving Company stock.

Clawback Policy.

In February 2016, the Company adopted a compensation clawback policy (“Clawback Policy”) that applies to all executive officers and incentive-based compensation (including discretionary bonuses) awarded to such officers.  Under the policy, the Company may require the forfeiture and repayment of incentive-based compensation if (1) the Company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements under the federal securities laws, (2) an executive officer received incentive-based compensation based on materially inaccurate financial statements or materially inaccurately determined performance metrics, (3) an action or omission by an executive officer results in material financial or reputational harm to the Company, or (4) an executive officer violated a non-compete or non-solicit provision or engaged in a felony or professional conduct injurious to the Company, its customers, employees, suppliers, or shareholders.  In any such event, the Compensation Committee may require that an executive officer forfeit or repay all or any portion of any outstanding unpaid incentive-based compensation that was awarded to the officers and any incentive-based compensation that was paid to the officers during the 36 months prior. If a restatement occurs or an award is based on materially inaccurate financial statements or performance metrics, the Compensation Committee will consider all facts and circumstances that it determines relevant, including whether anyone responsible engaged in misconduct and issues of accountability.  Any amount repaid by an executive officer shall not exceed the amount of incentive-based compensation awarded by the Company in excess of what would have been awarded to such employee under the circumstances reflected by the accounting restatement since the effective date of the policy. Pursuant to the provisions of the Clawback Policy, the Company shall amend the policy as necessary to satisfy the requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act and the NASDAQ.  In order to ensure the enforceability of the Clawback Policy, the Company is inserting appropriate language regarding the policy into applicable award agreements and other documents.

In addition to the Clawback Policy, the Company’s CEO and CFO are subject to statutory clawback requirements under the Sarbanes Oxley Act of 2002, which generally requires public company chief executive officers and chief financial officers to disgorge bonuses, other incentive- or equity-based compensation and profits on sales of company stock that they receive within the 12-month period following the public release of financial information if there is a restatement because of material noncompliance, due to misconduct, with financial reporting requirements under the federal securities laws.

Recovery of Bonuses in Connection with the Restatement.

In light of our restatement, and as referenced in the Form 10-K/A filed in April 2015, in May 2016 the Compensation Committee re-evaluated the base, “stretch” and discretionary bonuses paid to the individuals listed as “named executive officers” for fiscal year 2014 (the “2014 NEOs”).  Under our performance-based annual incentive plan in which the 2014 NEOs participated, if we do not achieve our Adjusted EBITDA target for a year, no awards are to be paid under the plan, even if other objectives were achieved. As a result of our restatement, it was determined that the Adjusted EBITDA that we actually achieved for 2014 did not meet the target threshold for that year. As a result, the Compensation Committee determined, and the Board approved, that the Company would seek repayment of 100% of the after-tax bonuses (base, “stretch” and discretionary) that were paid to each of the 2014 NEOs who are still employed by the Company for their service in 2014.  Although the Company’s Clawback Policy generally applies to incentive payments prospectively since its adoption in February 2016, the steps taken by the Compensation Committee with respect to the 2014 bonuses are consistent with such policy.  The Compensation Committee indicated that the recovery of bonuses is not tied to any determination of fault on the part of the 2014 NEOs and results solely from the financial restatement. The 2014 NEOs are cooperating with the Company, and the Company and the 2014 NEOs will be implementing repayment terms.

Tax Considerations.

Section 162(m) of the Internal Revenue Code generally prohibits publicly held companies from deducting more than $1.0 million per year in compensation paid to each of certain of the Company’s highest paid executive officers, unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our shareholders, such as our 2014 Plan.  It has been and continues to be our intent that all non-equity incentive payments be deductible unless maintaining such deductibility would undermine our ability to meet our primary compensation objectives or is otherwise not in our best interest.  In general, historically the Compensation Committee has structured awards to the executive officers under the Company’s non-equity incentive program to qualify for this exemption. However, in 2015, due to the restatement process and hiring of new executive officers, the Company set its performance objects later in the year than is typical and thus was unable to structure its non-equity incentive program to meet the strict compliance requirements of Section 162(m) for the 2015 performance period. As a result, the CEO’s total compensation exceeded the Section 162(m) deductibility limit by approximately $1,400,000, which represented a cost to the Company of approximately $526,000 as a result of the lost tax deduction.  The Compensation Committee believes that this amount, including the cost of the lost tax deduction was justifiable in order to be able to hire and retain key strategic executives through the restatement process and set meaningful objectives. However, going forward, it is our intent that we will continue to strive to structure compensation (excluding certain equity incentives) paid to the Named Executive Officers so that it is deductible under Section 162(m) of the Internal Revenue Code to the extent practical, but we may award non-deductible compensation in certain circumstances as we deem appropriate.

We also regularly analyze the tax effects of various forms of compensation and the potential for excise taxes to be imposed on the executive officers which might have the effect of frustrating the purposes of such compensation.

Accounting Treatment Considerations.

We are especially attuned to the impact of ASC 718 - Stock Compensation, with respect to the granting and vesting of equity compensation awards.  Prior to the granting of such awards, we analyze the short and longer-term effects of any particular award on our budget for the year of grant and anticipated financial impact in future years.  This information is taken into account in determining the type and vesting parameters for equity-based compensation awards.

Compensation Committee Report

Management of the Company has prepared the Compensation Discussion and Analysis describing the Company’s compensation program for senior executives, including the named executive officers.  The Compensation Committee of Akorn has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2015 and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

This report is submitted by the Compensation Committee, consisting of:

Adrienne L. Graves, Ph.D., Chair

Ronald Johnson

Alan Weinstein

Executive Compensation Tables

The following table sets forth information concerning compensation paid to or earned by our Named Executive Officers for the years ended December 31, 2015, 2014 and 2013.

2015 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus* ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation* ($) (3)		All Other Compensation ($) (4)	Total* ($)

Raj Rai	2015	800,000		391,400		—	—	724,399		3,211	1,919,010
Chief Executive Officer	2014	750,000		375,000	(*)	4,412,253	1,948,882	1,125,000	(*)	3,721	8,614,856
	2013	—		250,000		—	443,725	500,000		500,000	1,693,725

Duane A. Portwood	2015	70,962	(5)	56,250	(6)	—	3,186,270	—		104	3,313,586
Executive Vice President and Chief Financial Officer	2014	—		—		—	—	—		—	—
	2013	—		—		—	—	—		—	—

Joseph Bonaccorsi	2015	425,000		100,000		—	—	218,510		8,810	752,320
Senior Vice President, General Counsel and Secretary	2014	350,000		—		3,913,930	389,703	168,000	(*)	10,769	4,832,402
	2013	286,340		—		—	82,348	114,400		9,290	492,378

Bruce Kutinsky	2015	470,000		—		—	—	122,200		8,511	600,711
Chief Operating Officer	2014	425,000		—		184,140	552,102	255,000	(*)	4,668	1,420,910
	2013	313,685		—		—	144,279	122,070		6,453	586,487

Steven Lichter	2015	259,616	(5)	94,854	(7)	—	3,641,160	$90,866		8,925	4,095,421
Executive Vice President, Pharmaceutical Operations	2014	—		—		—	—	—		—	—
	2013	—		—		—	—	—		—	—

Randall E. Pollard	2015	178,846	(8)	127,000	(7)	—	941,269	132,000		30,284	1,409,399
Former Interim CFO. Current Executive Vice President, Corporate Controller and Chief Accounting Officer	2014	—		—		—	—	—		—	—
	2013	—		—		—	—	—		—	—

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

Jonathan Kafer	2015	207,692	(5)	39,100	—	2,087,650	$83,077	20,786	2,438,305
Executive Vice President, Sales and Marketing	2014	—		—	—	—	—	—	—
	2013	—		—	—	—	—	—	—

Timothy A. Dick	2015	232,480	(9)	—	—	—	—	175,050	407,530
Former Chief Financial Officer	2014	385,000		—	1,669,754	428,737	—	9,007	2,492,498
	2013	309,000		—	—	133,390	77,250	9,110	528,750

(*)                                  In light of our restatement, the Compensation Committee re-evaluated the base, “stretch” and discretionary bonuses paid to our 2014 NEOs.  Consistent with the terms of the Company’s new Clawback Policy, the Compensation Committee determined, and the Board approved, that the Company would seek repayment of 100% of the after-tax bonuses (base, “stretch” and discretionary) in respect of 2014 service that were paid to each of the 2014 NEOs who are still employed by the Company.  See “Recovery of Bonuses in Connection with the Restatement.”

(1)                                  This column shows the grant date fair value of RSUs granted during the applicable year.  Due to the restatement process, no RSUs were awarded under our long-term incentive plan in 2015. Such long-term incentive awards were delayed until 2016 and were granted 100% in options. See “Long-Term Incentive Plan” and “2015 Long-Term Incentive Grants.”

(2)                                  This column shows the grant-date fair value of stock options granted during the applicable year.  These amounts were determined as of the options’ grant dates in accordance with ASC 718 using the Black Scholes-Merton valuation model.  The assumptions used were the same as those reflected in Note 11 — “Stock Options, Employee Stock Purchase Plan and Restricted Stock.” Due to the restatement process, no stock options were awarded under our long-term incentive plan in 2015. However, in connection with joining the Company, Mr. Lichter was awarded 200,000 options on February 23, 2015, Mr. Pollard was awarded 50,000 options May 1, 2015, Mr. Kafer was awarded 125,000 options on May 1, 2015 and Mr. Portwood was awarded 300,000 options on October 30, 2015.  In addition, Mr. Pollard was awarded 10,000 options on October 30, 2015 in recognition for his service as Interim Chief Financial Officer. The stock options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. The long-term incentive awards intended to be granted in 2015 were delayed until 2016 and were granted 100% in options. See “Long-Term Incentive Plan,” “2015 Long-Term Incentive Grants” and the notes to the “Grants of Plan-Based Awards” and “Outstanding Equity Awards” tables.

(3)                                  The amounts shown in this column are performance-based annual incentive awards earned in the applicable year. Annual performance-based incentive awards are typically paid to the Named Executive Officers in the first quarter of the subsequent year in which they were earned. However, upon the recommendation of management, the Compensation Committee unanimously decided to delay payment of all bonuses earned by the Named Executive Officers for 2015 until the Company has filed this Annual Report on Form 10-K for 2015.  See “Performance-Based Annual Incentive” for additional information.

(4)                                  The amounts reported in this column represent the dollar amount for each Named Executive Officer as set forth in more detail in the “All Other Compensation Table” below.

(5)                                  The amounts shown represent the base salaries of Messrs. Portwood, Lichter and Kafer - $450,000, $300,000 and $300,000, respectively, pro-rated to their respective start dates of October 30, February 16 and April 20, 2015.

(6)                                  Mr. Portwood joined Akorn on October 30, 2015, and so did not receive bonus targets for 2015; however, he received a guaranteed payment of $56,250 to partially compensate for the bonus opportunity he gave up at his prior employer when joining Akorn.

(7)                                  Messrs. Lichter and Pollard were granted signing bonuses of $46,154 and $50,000, respectively.  Messrs. Lichter and Pollard were also awarded discretionary bonuses in the amounts of $48,700 and $55,000, respectively. In addition, for his service as Interim Chief Financial Officer, Mr. Pollard was awarded a bonus in the amount of $22,000.

(8)                                  In connection with his promotion to Interim Chief Financial Officer, Mr. Pollard’s salary was increased from his starting salary of $235,000 to $275,000 as of August 3, 2015.

(9)                                  This amount represents Mr. Dick’s base salary of $385,000 pro-rated through his resignation date of August 3, 2015.

All Other Compensation Table
Name	Year	Fees for Consulting Services ($)		401(k) Match ($)	Group Term Life Insurance Premium ($)	All Other ($)		Total ($)
Raj Rai	2015	—		2,650	561	—		3,211
Duane A. Portwood	2015	—		—	104	—		104
Joseph Bonaccorsi	2015	—		7,950	860	—		8,810
Bruce Kutinsky	2015	—		7,950	561	—		8,511
Steven Lichter	2015	—		7,615	1,310	—		8,925
Randall E. Pollard	2015	—		—	249	30,035	(b)	30,284
Jonathan Kafer	2015	—		4,846	573	15,367	(b)	20,786
Timothy A. Dick	2015	160,417	(a)	7,950	395	6,288	(c)	175,050

(a)         These consulting fees were paid pursuant to a consulting arrangement entered into between the Company and Mr. Dick upon his resignation from the Company. See “Potential Payments Upon Termination.”

(b)         The amount shown reflects moving, temporary housing and related relocation costs reimbursed to the executive.

(c)          The amount shown represents the cost paid for continued health coverage after Mr. Dick’s resignation in 2015.  See “Potential Payments Upon Termination.”

2015 Grants of Plan-Based Awards

The following table provides additional information about non-equity incentive compensation and stock option awards granted to our Named Executive Officers in 2015 under our 2014 Plan.

2015 GRANTS OF PLAN-BASED AWARDS TABLE
Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)					Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards (3) ($/Sh)	Grant Date Fair Value of Stock and Option Awards($) (4)
		Threshold ($)	Target ($)		Maximum ($)		Threshold ($)	Target ($)	Maximum ($)
Raj Rai
Non-Equity Incentive Compensation	07/30/2015	$0	800,000		1,200,000
Duane A. Portwood
Stock Option	10/30/2015										300,000	$26.74	$3,186,270
Joseph Bonaccorsi
Non-Equity Incentive Compensation	07/30/2015	$0	212,500		318,750
Bruce Kutinsky
Non-Equity Incentive Compensation	07/30/2015	$0	235,000		352,500
Steven Lichter
Non-Equity Incentive Compensation	07/30/2015	$0	103,846	(5)	155,769	(5)
Stock Option	2/23/2015										200,000	$48.05	$3,641,160
Randall E. Pollard
Non-Equity Incentive Compensation	07/30/2015	$0	110,000	(5)	165,000	(5)
Stock Option	5/1/2015										50,000	$43.00	$835,060
Stock Option	10/30/2015										10,000	$26.74	$106,209
Jonathan Kafer
Non-Equity Incentive Compensation	07/30/2015	$0	83,077	(5)	207,693	(5)
Stock Option	5/1/2015										125,000	$43.00	$2,087,650
Timothy A. Dick
Non-Equity Incentive Compensation (6)	07/30/2015	$0	192,500		288,750

(1)                                     For information on performance-based annual incentive awards granted in 2015, see “Performance-Based Annual Incentive” and “Summary Compensation Table - Non-Equity Incentive Plan Compensation.”

(2)                                     The stock options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. Due to the restatement process, no equity awards were granted in 2015 under our long-term incentive plan. However, the following grants were made to Named Executive Officers in connection with their joining the Company in 2015:  Mr. Lichter was awarded 200,000 options on February 23, 2015, Mr. Pollard was awarded 50,000 options May 1, 2015, Mr. Kafer was awarded 125,000 options on May 1, 2015 and Mr. Portwood was awarded 300,000 options on October 30, 2015.  In addition, Mr. Pollard was awarded 10,000 options on October 30, 2015 in recognition for his service as Interim Chief Financial Officer.  The long-term incentive awards that were intended to be granted in 2015 were granted earlier this year on March 24, 2016, as follows:  Mr. Rai was awarded 191,387 options; Mr. Kutinsky was awarded 26,058 options and Mr. Bonaccorsi was awarded 65,453 options.

(3)                                     The per-share exercise or base price of the options granted in the fiscal year is based on the closing price of our common stock on the grant date of each respective option.

(4)                                     The grant date fair value of the option award granted during 2015 was based on the closing prices of our common stock on the grant date, and was calculated in accordance with ASC 718.   The assumptions used for this grant were the same as those reflected in Note 11 — “Stock Options, Employee Stock Purchase Plan and Restricted Stock.”

(5)                                     The amounts shown for Messrs. Lichter and Kafer are pro-rated to their respective start dates of February 16 and April 20, 2015. Pursuant to his offer letter, Mr. Pollard was entitled to the bonus opportunity for the full year.

(6)                                     Mr. Dick resigned from the Company as of August 3, 2015 and so did not receive a bonus for 2015.

Outstanding Equity Awards at 2015 Year-End

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2015. Market values have been determined based on the closing price of our common stock on December 31, 2015 of $37.31.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END TABLE
OPTION AWARDS (1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Raj Rai
Option (1)	32,600	32,600		$15.36	5/3/2018
Option (2)	52,923	158,767		$24.74	5/2/2019
RSU (3)						19,703	735,128
RSU (4)						73,944	2,758,879

Duane A. Portwood
Option (5)	—	300,000		$26.74	10/30/2022

Joseph Bonaccorsi
Option (6)	100,000	—		$2.61	(6)
Option	75,000	—		$6.62	4/29/2016
Option (1)	6,050	6,050		$15.36	5/3/2018
Option (2)	10,583	31,747		$24.74	5/2/2019
RSU (3)						3,940	147,020
RSU (4)						74,370	2,774,775

Bruce Kutinsky
Option (6)	250,000	—		$5.43	(6)
Option	125,000	—		$6.62	4/29/2016
Option (7)	75,000	25,000		$13.35	8/3/2017
Option (1)	10,600	10,600		$15.36	5/3/2018
Option (2)	14,493	44,977		$24.74	5/2/2019
RSU (3)						5,582	208,274

Steven Lichter
Option (8)	—	200,000		$48.05	2/23/2022

Randall E. Pollard
Option (9)	—	50,000		$43.00	5/1/2022
Option (5)	—	10,000		$26.74	10/30/2022

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END TABLE
OPTION AWARDS (1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jonathan Kafer
Option (9)	—	125,000		$43.00	5/1/2022

Timothy A. Dick
Option	125,000	—		$6.62	4/29/2016
Option (1)	9,800	—		$15.36	5/3/2018
Option (2)	11,643	—		$24.74	5/2/2019
RSU (3)						4,334	161,711
RSU (4)						30,008	1,119,543

NOTES:

(1)             The amounts shown represent the number of options granted to each executive officer May 3, 2013 that had not vested as of December 31, 2015. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. Mr. Dick’s remaining 9,800 options were forfeited as of his resignation August 3, 2015. Subsequent to December 31, 2015, the following options vested: Mr. Rai 3,025, Mr. Bonaccorsi 16,300 and Mr. Kutinsky 5,300.

(2)             The amounts shown represent the number of options granted to each executive officer May 2, 2014 that had not vested as of December 31, 2015. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. Mr. Dick’s remaining 34,927 options were forfeited as of his resignation August 3, 2015. Subsequent to December 31, 2015, the following options vested:  Mr. Rai 52,923, Mr. Bonaccorsi 10,583 and Mr. Kutinsky 14,993.

(3)             The amounts shown represent the number of RSUs granted to each executive officer May 2, 2014 that had not vested as of December 31, 2015. These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. RSUs that were scheduled to vest in 2015 are treated as vested for accounting purposes and purposes of determining diluted earnings per share.  However, due to the Company’s restatement process, no shares could be issued with respect to any RSUs that vested in 2015 and the Company intends to issue such shares as soon as it is allowed.  Subsequent to December 31, 2015, the following RSUs vested:  Mr. Rai 6,568, Mr. Bonaccorsi 1,314 and Mr. Kutinsky 1,861. In accordance with his letter agreement, Mr. Dick’s remaining 4,334 RSUs vested on February 3, 2016.

(4)             The amounts shown represent the number of RSUs granted to each executive officer September 5, 2014 that had not vested as of December 31, 2015.  These RSUs vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. RSUs that were scheduled to vest in 2015 are treated as vested for accounting purposes and purposes of determining diluted earnings per share. However, due to the Company’s restatement process, no shares could be issued with respect to any RSUs that vested in 2015 and the Company intends to issue such shares as soon as it is allowed. In accordance with his letter agreement, Mr. Dick’s remaining 30,008 RSUs vested on February 3, 2016.

(5)             The amounts shown represent the number of options granted on October 30, 2015 to Mr. Pollard in connection with his service as our Interim Chief Financial Officer and to Mr. Portwood in connection with his hire as our new Chief Financial Officer that had not vested as of December 31, 2015. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.

(6)             These options are fully vested and were scheduled to expire in 2015 if not exercised. However, due to legal restrictions under the securities laws, during the restatement process the options could not be exercised. Once the restrictions are lifted, the executives will have 30 days to exercise such options before they expire.

(7)             The amounts shown represent the number of options granted to each executive officer August 3, 2012 that had not vested as of December 31, 2015. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. The remaining options vest August 3, 2016.

(8)             The amounts shown represent the number of options granted on February 23, 2015 to Mr. Lichter in connection with his hire that had not vested as of December 31, 2015. These options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date. Subsequent to December 31, 2015 50,000 of Mr. Lichter’s options vested.

(9)             The amounts shown represent the number of options granted on May 1, 2015 to Mr. Pollard and Mr. Kafer in connection with their hires. The options vest in four equal installments of 25% of the award per year beginning on the first anniversary of the grant date.  Subsequent to December 31, 2015, the following options vested:  Mr. Pollard 12,500 and Mr. Kafer 31,250.

2015 Option Exercises and Stock Vested Table

The following table provides a summary of the value realized by our Named Executive Officers from the exercise of option awards or the vesting of stock awards during the year ended December 31, 2015.

2015 OPTION EXERCISES AND STOCK VESTED TABLE
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Number of Shares Withheld to Cover Tax Liability (2)	Value Realized on Vesting ($) (2)
Raj Rai (3)	1,700,000	64,090,976	31,216	—	1,261,183
Duane A. Portwood	—	—	—	—	—
Joe Bonaccorsi (4)	100,000	4,661,094	26,104	—	1,045,060
Bruce Kutinsky (5)	—	—	1,861	—	78,542
Steven Lichter	—	—	—	—	—
Randall E. Pollard	—	—	—	—	—
Jonathan Kafer	—	—	—	—	—
Timothy A. Dick (6)	122,222	4,526,517	11,447	—	460,283

(1)                                 The stock option exercises included above were either same-day sales or were sales to cover the exercise price and taxes due upon exercise of the options. The value realized on exercise of these options equaled the difference between the average sales prices and the exercise prices for the underlying shares.

(2)                                 As a result of the Company’s restatement process, no shares associated with vesting RSUs were issued in 2015 and accordingly, no shares could be withheld. For disclosure purposes, the Company has still reported the number of shares and value realized associated with the vesting of the RSUs.

(3)                                 Of the 1,700,000 options exercised by Mr. Rai during the year ended December 31, 2015, 873,985 shares were sold to cover the exercise price and taxes due upon exercise of options and the remaining 826,015 shares were held by Mr. Rai. Of the $1.3 million of value realized on vesting of RSUs during the year ended December 31, 2015, $0.3 million of value was based on the vesting of 6,568 shares at the closing price of our common stock on the first trading day following the annual vesting on May 4, 2015 of $42.21 per share and $1.0 million of value was based on the vesting of 24,648 shares at the closing price of our common stock on the first trading day following the annual vesting on September 8, 2015 of $39.92 per share.

(4)                                 Of the 100,000 options exercised by Mr. Bonaccorsi during the year ended December 31, 2015, 40,827 shares were sold to cover the exercise price and taxes due upon exercise of options and the remaining 59,173 shares were held by Mr. Bonaccorsi. Of the $1.0 million of value realized on vesting of RSUs during the year ended December 31, 2015, $0.1 million of value was based on the vesting of 1,314 shares at the closing price of our common stock on the first trading day following the annual vesting on May 4, 2015 of $42.21 per share and $1.0 million of value was based on the vesting of 24,790 shares at the closing price of our common stock on the first trading day following the annual vesting on September 8, 2015 of $39.92 per share.

(5)                                 The value for Mr. Kutinsky was based on the closing price of our common stock on the first trading day following the annual vesting on May 4, 2015 of $42.21 per share.

(6)                                 Of the 122,222 options exercised by Mr. Dick during the year ended December 31, 2015, 60,300 shares were sold to cover the exercise price and taxes due upon exercise of options and the remaining 61,922 shares were held by Mr. Dick. Of the $0.5 million of value realized on vesting of RSUs during the year ended December 31, 2015, $0.1 million of value was based on the vesting of 1,445 shares at the closing price of our common stock on the first trading day following the annual vesting on May 4, 2015 of $42.21 per share and $0.4 million of value was based on the vesting of 10,003 RSUs at the closing price of our common stock on the first trading day following the annual vesting on September 8, 2015 of $39.92 per share and $0.9 million of value was based on the accelerated vesting of the remaining 34,342 outstanding RSUs in connection with his resignation as discussed above, based on the price of our common stock on the first trading day following the vesting date of February 3, 2016 of $25.41 per share.

Potential Payments Upon Termination

Employment Agreements and Offer Letters

We have entered into employment agreements with our CEO, CFO, COO and General Counsel that, in addition to providing bonus opportunity, provide the officers with compensation if they are terminated without cause, they leave the Company with good reason or their employment terminates in certain circumstances in connection with a change of control. The agreements renew automatically for a one-year period unless written notice of termination is provided.  We believe the terms of the employment agreements promote stability and continuity of senior management. Specifically, these common protections promote our ability to attract and retain management and assure us that our executive officers will continue to be dedicated and available to provide objective advice and counsel notwithstanding the possibility, threat or occurrence of a change in their circumstances or in the control of the Company. All of the employment agreements are listed in the Exhibit Index to this Annual Report on Form 10-K.

Each of our CEO, CFO, COO and General Counsel is entitled to receive benefits under the employment agreements if (1) we terminate the executive’s employment without cause, (2) the executive resigns for good reason or (3) if there is a change of control during the term of the agreement and within the 90 days prior to and 12 months following the change of control we terminate the executive’s employment without cause or he resigns for good reason. Under these scenarios, each of the executives is entitled to receive (1) any accrued but unpaid salary and pro-rata bonus, (2) reimbursement for any outstanding reasonable business expense, (3) vacation pay, (4) continued life and health insurance as described below and (5) a severance payment calculated as described below.

The term “cause” includes termination due to willful and continued failure to substantially perform assigned duties, the conviction of any felony or crime involving fraud, and breach of any material term of the employment agreement. The term “good reason” includes termination due to a material adverse change in status or responsibilities, relocation beyond fifty (50) miles from the executive’s job location or residence, a substantial reduction in base salary that is not comparable to that of other executives and is not part of a comprehensive reduction, and the failure of the Company to obtain an agreement satisfactory to the executive from any successor entities to assume the employment agreement.

If we terminate the executive without cause or the executive resigns for good reason, the severance payment will be equal to one times his then current base salary plus his total bonus opportunity most recently approved under the Company’s annual bonus incentive plan. In addition, the executive is eligible to receive payment of life and health insurance coverage for a period of 12 months following such executive’s termination of employment.

If there is a change of control during the term of the agreement and within the period from 90 days prior to and 12 months following the change in control we terminate the executive without cause or the executive resigns for good reason, the severance payment will be equal to three times in the case of the CEO and two times in the case of the CFO, COO or General Counsel, the sum of the greater of (a) the executive’s then current base salary and (b) his base salary immediately prior to the change of control, plus his total bonus opportunity most recently approved under the Company’s annual bonus incentive plan. In addition, the executive will be eligible to receive payment of life and health insurance coverage for a period of 36 months for the CEO and 24 months for each of the CFO, COO and General Counsel, following such executive’s termination of employment as well as vesting (as of the executive’s last day of employment) of any unvested options or RSUs previously granted to the executive.

Severance payments will be made in one lump sum within 30 days, or as soon as administratively practicable, following the termination date, subject to all applicable tax and other withholdings.

If the executive’s employment is terminated by the Company for cause, or by the executive without good reason, or due to the executive’s death or disability or retirement pursuant to the Company’s policies applicable to executive officers, the executive is not entitled to severance pay or continuation of payment of life and health insurance but will receive accrued, but unpaid salary, reimbursement for any outstanding reasonable business expense and pro-rata pay for unused vacation time.

The employment agreements contain non-competition and non-solicitation covenants that apply during the term and until the sooner to occur of 12 months following the executive’s termination date and 12 months following the change of control.

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

In connection with his promotion to Chief Accounting Officer and Interim Chief Financial Officer, Mr. Pollard entered into a letter agreement dated August 25, 2015, which entitles Mr. Pollard to severance in an amount equal to twelve months of his then current base salary if his employment is terminated prior to August 3, 2016 without cause or due to a change in control that occurs within 60 days of August 3, 2016. Eligibility for this severance benefit is dependent upon execution of a termination and severance agreement at the time of termination of his employment.

A copy of each of the employment agreements and letter agreements we have with our Named Executive Officers has been filed with the SEC. Please see the exhibit list at Item 15. Exhibits, Financial Statement Schedules.

Executive and Key Management Change in Control Severance Plan

The severance and change in control arrangements for our CEO, CFO, COO and GC are set forth in their individual employment agreements, as set forth above. Severance and change in control arrangements for our other Named Executive Officers and key executives is set forth in the Executive Change in Control Severance Plan (the “Executive CIC Plan”) that has been instituted by our Compensation Committee. Participants in the Executive CIC Plan are selected by the Company’s Compensation Committee or Board of Directors.  Under the Executive CIC Plan, if a Named Executive Officer, within the 90 days prior to and 12 months following a change of control of the Company, experiences an involuntary termination without cause or voluntarily terminates his employment for good reason, then he will be entitled to receive (i) a lump-sum cash severance payment equal to one year of his then current base salary, (ii) continued payment of health insurance coverage for a period of one year following termination of employment and (iii) vesting as of the executive’s last day of employment of any unvested options or RSUs previously granted to the executive.  See “Payments in Connection with Various Termination Scenarios.”

The Executive CIC Plan provides the Company with assurance that it will have the continued dedication of, and the availability of objective advice and counsel from, key executives of the Company and its affiliates and to promote certainty and minimize potential disruption for key executives of the Company in the event the Company is faced with or undergoes a change in control. The Company updated its equity award agreements for its Named Executive Officers. Each of the Company’s equity award agreements for Named Executive Officers now provides for this “double trigger” vesting of equity awards in the event the Company undergoes a change in control transaction in which the awards are continued or assumed — that is, the award will vest if the recipient experiences an involuntary termination without cause or voluntarily terminates his employment for good reason within the 90 days prior to and 12 months following a change in control of the Company.  Our current Form of Non-Qualified Stock Option Award Agreement is filed as Exhibit 10.1 to this Form 10-K, Form of Incentive Stock Option Award

Agreement as Exhibit 10.2, and Form of Restricted Stock Unit Award Agreement as Exhibit 10.3. Other equity awards may be granted under our 2014 Stock Option Plan using other forms of award agreements as may be determined from time to time in the form approved by the Compensation Committee.

The Executive CIC Plan does not provide for any tax gross-up of severance pay.  In addition, payment of any cash severance under the Executive CIC Plan is contingent upon the participant’s execution of a separation agreement containing a release of claims in favor of the Company and its affiliates and covenants restricting the executive officer’s competition, solicitation of employees, disparagement of the Company and its affiliates and disclosure of confidential information.

Payments in Connection with Various Termination Scenarios

The following table indicates the cash amounts, accelerated vesting and other payments and benefits that each Named Executive Officer would have been entitled to receive upon termination under various circumstances pursuant to the terms of their respective employment agreements, the 2003 Plan and 2014 Plan, the award agreements made under the 2003 Plan and the 2014 Plan and the Company’s Executive CIC Plan. The table assumes that the executive’s termination of employment with the Company under the scenario shown occurred on December 31, 2015.

Executive / Termination Event (1) (2)	Cash Severance Payment	Acceleration of Equity Awards (3)		Life/Health Insurance Benefits		Total Termination Benefits
Raj Rai
without cause or with good reason,	$2,000,000	—		$11,250	(4)	$2,011,250
without cause or with good reason within 90 days prior to or 12 months following a change of control	$6,000,000	$6,205,284		$33,750	(5)	$12,239,034
Duane A. Portwood
without cause or with good reason,	$787,500	—		$11,250	(4)	$798,750
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,575,000	$3,171,000		$22,500	(5)	$4,768,500
Joseph Bonaccorsi
without cause or with good reason	$680,000	—		$11,250	(4)	$691,250
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,360,000	$3,453,628		$22,500	(5)	$4,836,128
Bruce Kutinsky
without cause or with good reason,	$822,500	—		$11,250	(4)	$833,750
without cause or with good reason within 90 days prior to or 12 months following a change of control	$1,645,000	$1,605,311		$22,500	(5)	$3,272,811
Steven Lichter
without cause or with good reason	—	—		—		—
without cause or with good reason within 90 days prior to or 12 months following a change of control	$300,000		(6)	$11,250	(4)	$311,250
Randall E. Pollard
without cause (7)	$275,000	—		—		$275,000
without cause or with good reason within 90 days prior to or 12 months following a change of control	$275,000	$105,700	(6)	$11,250	(4)	$391,950
Jonathan Kafer
without cause or with good reason	—	—		—		—
without cause or with good reason within 90 days prior to or 12 months following a change of control	$300,000		(6)	$11,250	(4)	$311,250

(1)                                 The table does not give effect to any reduction in payments to any executive that might occur under his employment agreement in the event that the payment would become subject to additional taxes under Section 4999 of the Internal Revenue Code for receipt of excess parachute payments in the event of a termination or resignation following a change in control. In addition, the amounts shown in this table do not include accrued but unpaid salary, reimbursement for any outstanding reasonable business expense or vacation pay.

(2)                                 If the executive’s employment is terminated by the Company for cause, or by the executive without good reason, or due to the executive’s death or disability or retirement pursuant to the Company’s policies, the executive will receive all accrued but unpaid salary, reimbursement for any outstanding reasonable business expense and vacation pay.

(3)                                 The amount represents the intrinsic value of “in-the-money” unvested stock options and unvested RSUs based on $37.31 per share, which was the closing stock price of Akorn, Inc. common stock on December 31, 2015.

(4)                                 The amount represents the estimated cost to continue health and life insurance coverage for 1 year.

(5)                                 The amount represents the estimated cost to continue health and life insurance coverage for Mr. Rai for 3 years, for Messrs. Portwood, Bonaccorsi and Kutinsky for 2 years.

(6)                                 All of Messrs. Lichter’s and Kafer’s stock options were out of the money as of December 31, 2015. The amount shown for Mr. Pollard does not include 50,000 of his stock options which were out of the money as of December 31, 2015.

(7)                                 Pursuant to his letter agreement dated August 25, 2015, Mr. Pollard is entitled to severance in an amount equal to twelve months of base salary if his employment is terminated prior to August 3, 2016 without cause.

Mr. Dick’s Resignation

On August 3, 2015, Mr. Dick tendered his resignation to pursue other opportunities. In connection with his departure, the Company entered into a letter agreement with Mr. Dick. Pursuant to the letter agreement, Mr. Dick agreed to serve as a consultant to the Company until February 3, 2016, all of Mr. Dick’s unvested stock options were immediately forfeited, his RSUs continued to vest through the consulting period, and the Company agreed to continue paying health coverage for one year. The table below shows the total amounts paid or to be paid to Mr. Dick in connection his resignation.

	Cash Severance Payment	Acceleration of Equity Awards (1)	Life/Health Insurance Benefits (2)	Consulting Payments (3)	Total Termination Benefits
Timothy A. Dick	$—	$872,624	$19,589	$256,667	$1,148,880

(1)         Represents the intrinsic value as of December 31, 2015 of unvested RSUs based on the closing stock price of Akorn, Inc. common stock on February 4, 2016 or $25.41.

(2)         The amount represents the cost to continue health coverage for one year following Mr. Dick’s resignation - $6,288 in 2015 and $13,202 in 2016.

(3)         The Company paid Mr. Dick $160,417 for consulting services he provided in 2015, and an additional $96,250 for consulting services provided in 2016.

Director Compensation

Director compensation is set by the Compensation Committee in coordination with management and submitted to the Board for approval.  Each year, the Compensation Committee works with its independent compensation consultant to review current director compensation using published survey data of companies of similar size based on revenue and market capitalization and in the pharmaceutical industry, as well as director compensation of companies in our self-selected peer group, in order to guide the Compensation Committee towards establishing director compensation that falls in an appropriate range. In 2015, based upon the recommendations of the compensation consultant, the Compensation Committee revised our director compensation program to better align the program with median peer group practices to compensate for additional time commitment and risk associated with participation on Board committees.

Annual Compensation Element	Amount
Chairman of the Board Annual Cash Retainer	$125,000
Board Member Annual Cash Retainer	$75,000
Board Member Annual Equity Award Grant Value	$230,000

Audit Committee Chair Cash Compensation	$25,000
Audit Committee Member Cash Compensation	$12,500

Compensation Committee Chair Cash Compensation	$20,000
Compensation Committee Member Cash Compensation	$10,000

Nominating and Governance Committee Chair Cash Compensation	$15,000
Nominating and Governance Committee Member Cash Compensation	$7,500

Special Litigation Committee Chair Cash Compensation	$20,000
Special Litigation Committee Member Cash Compensation	$12,500

Special Committee Chair Cash Compensation (1)	$15,000
Special Committee Member Cash Compensation (1)	$7,500

Stock Ownership Guidelines	5x annual equity and cash retainer

(1)         From time to time, the Board may create one or more special committees. Generally, a chair of a special committee is paid $15,000 and a member $7,500 for his or her services, however, the compensation paid may vary and is approved on a case-by-case basis by the Compensation Committee.

All retainers are paid quarterly in arrears. Annual equity awards are generally made immediately following the annual meeting of shareholders. In addition to the above fees, we reimburse our directors for reasonable and necessary expenses they incur in performing their duties as directors.

Annual equity awards are typically made to our directors at the Board meeting held immediately after our annual meeting of shareholders. In 2014, the annual equity awarded to our directors was 100% in options, vesting one year from the date of grant and expiring five years from the date of grant if not exercised. Beginning in 2015, the Compensation Committee determined that the annual equity awarded to our directors would be awarded 50% in options and 50% in RSUs. However, due to the Company’s restatement process, the Company paid each director cash in lieu of their annual equity award for 2015.

In connection with her appointment to the Board on May 1, 2015, Ms. Rappuhn was granted the option to purchase 20,000 shares of our common stock at the market price in effect on the date of grant.  The option vested 100% upon the anniversary of the date of grant and expires five years from grant date if not exercised.

In connection with their service as our directors, we have provided to each of our independent directors supplemental indemnity assurances with respect to any claims associated with their serving as one of our directors, as a director of any of our subsidiaries, as a fiduciary of any of our employee benefit plans and in other positions held at our request.

Director Stock Ownership Guidelines

The Compensation Committee believes that it is in the best interests of the Company and its shareholders to align the financial interests of the Company’s directors with those of the shareholders.  Accordingly, the Compensation Committee established the following stock ownership guidelines for directors.  Each director is expected to acquire and retain shares of the Company’s common stock having a value equal to at least five times the total value of the director’s annual stock and cash retainer. Directors shall have three years from the date of election or appointment to attain such ownership levels. The Nominating and Governance Committee in its discretion may extend the period of time for attainment of such ownership levels in appropriate circumstances. In the event a director’s annual retainer increases, he or she will have one year from the date of the increase to acquire any additional shares needed to meet the guidelines.

As of May 1, 2016, Messrs. Kapoor, Abramowitz, Johnson, Meyer, Tambi and Weinstein had all met the minimum ownership guidelines. Ms. Graves has not yet achieved the required level, largely because the Company paid the equity portion of the directors’ 2015 retainer fee in cash rather than equity.  Ms. Rappuhn has until April 20, 2018 (three years from the date of her appointment) to attain the required ownership level.

The following table sets forth compensation paid to our directors for the year 2015:

2015 DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash ($) (1)	Bonus		Option Awards ($)(2)	Total ($)
Dr. John N. Kapoor (Chairman)	$355,000	$—		$—	$355,000
Kenneth S. Abramowitz	314,375	—		—	314,375
Dr. Adrienne Graves	336,938	—		—	336,938
Ronald M. Johnson	335,625	—		—	335,625
Steven Meyer	336,250	100,000	(3)	—	436,250
Terry Allison Rappuhn	293,750	100,000	(3)	362,994	756,744
Brian Tambi	305,000	—		—	305,000
Alan Weinstein	340,000	—		—	340,000

(1)                                 The amounts shown in this column represent the retainer fees earned by each for serving as a director, including any retainer fees for serving as a chair or committee member.  The amounts shown in this column also include $230,000 paid in cash to each director in lieu of their 2015 annual equity award.  The amounts shown for Ms. Rappuhn and Mr. Weinstein each include $7,500, and for Mr. Johnson $15,000, for their service on a special committee in 2015.

(2)                                 This column represents the aggregate grant date fair value of stock options granted during the year. Ms. Rappuhn was awarded 20,000 options on May 1, 2015, in connection with her appointment to the Board.  The options were granted pursuant to our 2014 Plan and vest one year from the grant date.  The grant date fair values are be determined in accordance with ASC 718 using the Black Scholes-Merton valuation model, and the assumptions used would be the same as those reflected in Note 11 — “Stock Options, Employee Stock Purchase Plan and Restricted Stock.”  As of May 1, 2016, each director had the following number of vested options outstanding: Dr. Kapoor - 10,753; Mr. Abramowitz — 35,753; Dr. Graves - 30,753; Mr. Johnson - 60,753; Mr. Meyer - 35,753; Mr. Tambi - 60,753; Mr. Weinstein - 60,753; and Ms. Rappuhn — 20,000.

(3)                                 Mr. Meyer and Ms. Rappuhn were each awarded a discretionary bonus of $100,000 for leading the Audit Committee’s independent investigation related to the Company’s restatement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dr. Adrienne Graves, Chair, Alan Weinstein and Ronald M. Johnson, who currently comprise the Compensation Committee, are each independent, non-employee directors of the Company.  No executive officer (current or former) of the Company served as a director or member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our Compensation Committee, (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of our Board, or (iv) were directly or indirectly the beneficiary of any related transaction required to be disclosed under the applicable regulations of the Exchange Act, during the year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 29, 2016, the following persons were directors, nominees, Named Executive Officers or others with beneficial ownership of 5% or more of our common stock.  The information set forth below has been determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished to us or to the SEC by the persons listed.  Unless otherwise noted, the address of each of the following persons is 1925 West Field Court, Suite 300, Lake Forest, Illinois 60045.

Beneficial Ownership of Holders of 5% or more of our Common Stock, Directors, and Named Executive Officers:

Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Holders of 5% or more of our common stock (excluding Directors and Named Executive Officers):
BlackRock, Inc.	7,230,228	(2)	6.1%

Directors:
John N. Kapoor, Ph.D.	31,457,558	(3)	26.3%
Kenneth S. Abramowitz	72,068	(4)	*
Adrienne L. Graves, Ph.D.	30,753	(5)	*
Ronald M. Johnson	147,560	(6)	*
Steven J. Meyer	109,309	(7)	*
Terry Allison Rappuhn	20,500	(8)	*
Brian Tambi	94,344	(9)	*
Alan Weinstein	139,810	(10)	*
Named Executive Officers:
Raj Rai	2,315,980	(11)	1.9%
Duane A. Portwood	-0-		*
Joseph Bonaccorsi	576,102	(12)	*
Bruce Kutinsky, Pharm. D.	512,580	(13)	*
Steven Lichter	50,000	(14)	*
Randall E. Pollard	12,500	(15)	*
Jonathon Kafer	31,250	(16)	*
Timothy A. Dick	350,556	(17)	*
Directors and Executive Officers as a group (16 persons)	35,920,870		30.1%

(*) indicates Beneficial Ownership of less than 1%.

(1)

Includes all shares beneficially owned, whether directly and indirectly, individually or together with associates, jointly or as community property with a spouse, as well as any shares as to which beneficial ownership may be acquired within 60 days of April 29, 2016 by the vesting of RSUs or the exercise of options, warrants or other convertible securities.  Unless otherwise specified in the footnotes that follow, the indicated person or entity has sole voting power and sole investment power with respect to the shares.

(2)

The stock ownership of BlackRock, Inc. is as of December 31, 2015 as reflected in the Schedule 13G/A filed with the SEC on January 25, 2016. The address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

(3)

Includes (i) 4,907,524 shares of common stock owned by the Kapoor Trust, of which Dr. Kapoor is the sole trustee and beneficiary, (ii) 500,730 shares of common stock owned directly by Dr. Kapoor, and (iii) 10,753 shares of common stock issuable upon exercise of options. The total also includes (a) 15,050,000 shares of common stock owned by Akorn Holdings, L.P., a Delaware limited partnership, of which Dr. Kapoor is the indirect managing general partner, (b) 2,970,644 shares of common stock owned EJ Financial / Akorn Management L.P., of which Dr. Kapoor is the indirect managing general partner, (c) 3,590,445 shares of common stock owned by EJ Funds LP., of which Dr. Kapoor is the indirect managing general partner, and (d) 4,427,462 shares of common stock held through several trusts, the trustee of which is employed by a company controlled by Dr. Kapoor and the beneficiaries of which include Dr. Kapoor’s children and various other family members, all of which shares in (a) — (d) Dr. Kapoor disclaims beneficial ownership of to the extent of his actual pecuniary interest therein. Dr. Kapoor holds sole voting and dispositive power over 31,457,558 beneficially-owned shares and holds shared voting and dispositive power over 31,457,558 beneficially owned shares.

(4)	Beneficial ownership for Mr. Abramowitz includes 35,753 shares of common stock issuable upon exercise of options.

(5)	Beneficial ownership for Dr. Graves includes 30,753 shares of common stock issuable upon exercise of options.

(6)	Beneficial ownership for Mr. Johnson includes 60,753 shares of common stock issuable upon exercise of options.

(7)	Beneficial ownership for Mr. Meyer includes 35,753 shares of common stock issuable upon exercise of options

(8)	Beneficial ownership for Ms. Rappuhn includes 20,000 shares of common stock issuable upon exercise of options

(9)

Beneficial ownership for Mr. Tambi includes 60,753 shares of common stock issuable upon exercise of options and excludes 6,026 RSUs scheduled to vest in three equal installments on September 5, 2016, September 5, 2017 and September 5, 2018.

(10)	Beneficial ownership for Mr. Weinstein includes (i) 60,753 shares of common stock issuable upon exercise of options.

(11)

Beneficial ownership for Mr. Rai includes 154,745 shares of common stock issuable upon the exercise of options and excludes; (i) 13,136 RSUs scheduled to vest in two equal installments on May 2, 2017 and May 2, 2018, (ii) 73,945 RSUs scheduled to vest in three equal installments on September 5, 2016, September 5, 2017 and September 5, 2018, (iii) 16,300 shares of common stock issuable upon the exercise of stock options scheduled to vest on May 3, 2017 and (iv) 105,485 shares of common stock issuable upon the exercise of stock options scheduled to vest in two equal installments on May 2, 2017 and May 2, 2018.

(12)

Beneficial ownership for Mr. Bonaccorsi includes 205,240 shares of common stock issuable upon the exercise of options and excludes (i) 2,627 RSUs scheduled to vest in two equal installments on May 2, 2017 and May 2, 2018, (ii) 74,370 RSUs scheduled to vest in three equal installments on September 5, 2016, September 5, 2017 and September 5, 2018, (iii) 3,025 shares of common stock issuable upon the exercise of stock options scheduled to vest on May 3, 2017 and (iv) 21,165 shares of common stock issuable upon the exercise of stock options scheduled to vest in two equal installments on May 2, 2017 and May 2, 2018.

(13)

Beneficial ownership for Dr. Kutinsky includes 495,885 shares of common stock issuable upon the exercise of stock options and excludes (i) 3,722 RSUs scheduled to vest in two equal installments on May 2, 2017 and May 2, 2018, (ii) 5,300 shares of common stock issuable upon the exercise of stock options scheduled to vest on May 3, 2017 and (iv) 29,985 shares of common stock issuable upon the exercise of stock options scheduled to vest in two equal installments on May 2, 2017 and May 2, 2018.

(14)

Beneficial ownership for Mr. Lichter includes 50,000 shares of common stock issuable upon the exercise of stock options and excludes 150,000 shares of common stock issuable upon the exercise of stock options schedule to vest in three equal installments on February 23, 2017, February 23, 2018 and February 23, 2019.

(15)

Beneficial ownership for Mr. Pollard includes 12,500 shares of common stock issuable upon the exercise of stock options and excludes (i) 37,500 shares of common stock issuable upon the exercise of stock options schedule to vest in three equal installments on May 1, 2017, May 1, 2018 and May 1, 2019 and (ii) 10,000 shares of common stock issuable upon the exercise of stock options scheduled to vest in four equal installments on October 30, 2016, October 30, 2017, October 30, 2018 and October 30, 2019.

(16)

Beneficial ownership for Mr. Kafer includes 31,250 shares of common stock issuable upon the exercise of stock options and excludes 93,750 shares of common stock issuable upon the exercise of stock options schedule to vest in three equal installments on May 1, 2017, May 1, 2018 and May 1, 2019.

(17)	Beneficial ownership for Mr. Dick includes (i) 146,443 shares of common stock issuable upon the exercise of stock options and (ii) 45,789 RSUs.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Review and Approval of Transactions with Related Persons

Under the Company’s Code of Ethics, all employees and directors must report any activity that would cause or appear to cause a conflict of interest on his or her part, including any potential related party transactions. Akorn’s Board recognizes that certain transactions present a heightened risk of conflicts of interest or the perception of a conflict of interest. As a result, in 2016, the Company adopted a written Policy on Related-Party Transactions (“Related-Party Transactions Policy”) to help ensure that all related-party transactions will be subject to review, approval or ratification in accordance with certain procedures.

The Related-Party Transactions Policy applies to any transaction where the Company is a participant and a related person has or will have a direct or indirect material interest. A “related person” is defined as our directors, director nominees, executive officers, beneficial owners more than 5% of the outstanding shares of our common stock and the respective immediate family members of all such persons. Under the policy, a “related-party transaction” is defined as any transaction or relationship in which the Company is or will be a participant and any related party has or will have a direct or indirect material interest.

Pursuant to our Related-Party Transactions Policy, prior to entering into a related-party transaction, a related party is required to notify the General Counsel of any material interest that such person (or his or her immediate family member) has or may have in the proposed transaction. The notice should include a description of the material terms of the transaction, including the related person and his or her relationship to the Company, the related person’s interest and role in the proposed transaction, and the aggregate cost to or benefit to be derived by the related person and the Company if known. From time to time, the Company may also take measures to identify potential related party transactions that might not have been self-reported. For example, in 2016, the internal audit department required all employees at the director level and above to answer a survey regarding their knowledge of any potential related-party transactions involving themselves, their direct reports or any other employees of the Company since January 1, 2015. In 2016, the internal audit department also cross-checked names of related parties of the Company’s officers and directors against the names in the Company’s accounts payable and accounts receivable databases to identify any potential related party transactions that may have occurred since January 2015. Any transactions that were identified during such processes (self-reporting, survey, cross-checking names in databases) were presented to the General Counsel and the Audit Committee for review.

Under our Related-Party Transactions Policy, the General Counsel notifies the Audit Committee of any pending or proposed related-party transaction (or existing transaction that was not previously reported). Pursuant to the policy, our General Counsel is responsible for the review and, if appropriate, approval of related-party transactions in which the aggregate amount involved is expected to be $50,000 or less in any fiscal year.  Pursuant to the policy, the General Counsel will consult with one or more officers when making such determination. The Audit Committee is responsible for the review and, if appropriate, approval of related-party transactions in which the aggregate amount involved may be expected to exceed $50,000 in any fiscal year. No related party is allowed to participate in any deliberation or approval of a related party transaction for which he or she or any member of his or her immediate family is a related party.

Pursuant to the policy, in the event the Company, a director, any member of senior management or other employee becomes aware of a related-party transaction with a related person at any time since the beginning of the previous fiscal year which has not been approved under the policy, he or she is required to report the transaction to the General Counsel, who will refer the matter to the Audit Committee as appropriate.

In determining whether to approve or ratify a transaction, the Audit Committee or General Counsel, as the case may be, considers all of the relevant facts and circumstances they deem appropriate, including, but not limited to, the terms and circumstances of the transaction, the extent of the related party’s interest in the transaction, the nature of the Company’s participation in the transaction, the availability to the Company of alternative means or transactions to obtain like benefits, the results of an appraisal, whether the transaction was entered into on terms no less favorable to the Company than the terms generally available to an unaffiliated third-party under the same or similar circumstances, and whether the transaction is fair to the Company and in the interest of the Company and its stockholders.  In addition, pursuant to the Audit Committee Charter, the Audit Committee discusses with the independent auditor the Company’s identification, accounting for and disclosures of related-party transactions and any concerns members of the Audit Committee have regarding any related-party transactions.

The Related-Party Transaction Policy classifies certain transactions as pre-approved, including: (a) employment of executive officers and director compensation, if the compensation is required to be reported under Item 402 of Regulation S-K and the officer is not an immediate family member of another officer or director; (b) transactions with another company or charitable contributions if the related person’s only relationship is as an employee (other than executive officer), director or beneficial owner of less than 10% of that company’s outstanding equity if the aggregate amount involved does not exceed the greater of (or in the case of a charity, the lesser of) $200,000 or 2% of that company’s total annual revenues or charitable organization’s total annual receipts; (c) transactions where the related person’s interest arises solely from the ownership of the Company’s stock and all stockholders benefit on a pro rata basis; (d) regulated transactions involving services as a common or contract carrier or public utility at rates fixed in conformity with law or governmental authority; and (e) transactions where the rates or charges involved are determined by competitive bids.

Certain Transactions and Relationships

In accordance with Item 404(a) of Regulation S-K, below are descriptions of related-party transactions that existed or that we have entered into since the beginning of 2015 and the amount involved was more than $120,000 and certain other relationships.

John N. Kapoor, Ph.D., our Chairman of the Board and an over 5% shareholder, is the President of EJ Financial Enterprises, Inc., a healthcare consulting investment company (“EJ Financial”).  EJ Financial is involved in the management of healthcare companies in various fields and Dr. Kapoor is involved in various capacities with the management and operation of these companies.  The John N. Kapoor Trust dated September 20, 1989 (the “Kapoor Trust”), the beneficiary and sole trustee of which is Dr. Kapoor, is a principal shareholder of each of these companies.  Although these companies do not currently compete directly with us, certain companies with which EJ Financial is involved are in the pharmaceutical business.  Discoveries made by, or other activities of, one or more of these companies could render our products less competitive or obsolete.

As of December 31, 2015, Dr. Kapoor beneficially controls more than 25% of our common stock. As a result, Dr. Kapoor can strongly influence, and potentially control, the outcome of our corporate actions, including the election of our directors and transactions involving a change of control. This concentrated control limits other shareholders’ ability to influence corporate matters and, as a result, the Company may take actions that other shareholders do not view as beneficial. Further, decisions made by Dr. Kapoor with respect to his and his related parties’ ownership or trading of our common stock could have an adverse effect on the market value of our common stock and an adverse effect on our business.

The Kapoor Trust is entitled to nominate one person to serve on our Board of Directors pursuant to the Stock Purchase Agreement dated November 15, 1990. Dr. Kapoor was designated by the Kapoor Trust for this purpose. See “Directors” and “Director Compensation” for more information.

EJ Funds, LP, a company controlled by Dr. Kapoor, is entitled to nominate two persons to serve on our Board of Directors pursuant to the Modification, Warrant and Investor Rights Agreement dated April 13, 2009.  Mr. Tambi was nominated by EJ Funds, LP to serve on our Board of Directors for this purpose. The other seat for nomination remains vacant.  See “Directors” and “Director Compensation” for more information.

The Company obtained legal services totaling $1.7 million for the year ended December 31, 2015 from Polsinelli PC, a firm for which the spouse of the Company’s Senior Vice President, General Counsel and Secretary is a shareholder.

The Company has entered into employment agreements and offer letters with its Named Executive Officers.  The terms of such agreements are described under “Compensation Discussion and Analysis” and “Potential Payments Upon Termination.”

Our former CFO entered into a letter agreement with the Company in connection with his resignation. The material terms of the letter agreement are described under “Potential Payments Upon Termination.”

Our executive officers and directors have equity ownership in our Company. See “Outstanding Equity Awards at 2015 Fiscal Year End Table” and Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Board Independence

Our Board has determined that all of our directors, other than Dr. Kapoor and Mr. Tambi, are “independent” as defined in the federal securities laws and applicable NASDAQ rules for service on our Board.  In recommending to the Board that each of the independent directors be classified as independent, the Nominating and Governance Committee also considered whether there were any facts or circumstances that might impair the independence of each of those directors. In making this determination, the Board considered all transactions discussed above under “Certain Transactions and Relationships.”

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

In 2016, the Company engaged BDO USA LLP (“BDO”) as its independent registered public accounting firm to audit its annual consolidated financial statements for fiscal years 2015, 2014 and 2013, as included in this Annual Report on Form 10-K, review interim condensed consolidated financial statements and audit our internal controls over financial reporting.  It is not possible to break out the Audit Fees related to each of 2015, 2014 and 2013 and therefore the following table and footnotes present fees for professional audit services of BDO for the audit of Akorn’s annual financial statements for the years ended December 31, 2013, December 31, 2014 and December 31, 2015 and fees billed for other services rendered by BDO during 2014 and 2015:

	2015		2014
Audit Fees		(1)		(1)
Audit-Related Fees	—		—
Tax Fees	26,428	(2)	—
All Other Fees	94,416	(3)	133,496	(4)
Total	$120,844	(1)	$133,496	(1)

(1)                                 As of the date of this filing, BDO’s Audit Fees totaled $5.4 million for its services to audit the Company’s annual consolidated financial statements for fiscal years 2015, 2014 and 2013, review interim condensed consolidated financial statements and audit our internal controls over financial reporting.  Also, although difficult to provide an estimate of the total fees, an estimated additional $1.2 million is expected to be billed for BDO’s audit services for these periods. It is not possible to break out the Audit Fees related to each of 2015, 2014 and 2013 and therefore the amounts represent fees for auditing all three years.

(2)                                 The amount shown represents fees billed for tax services rendered in connection with the acquisition of VersaPharm.

(3)                                 The amount shown represents fees billed for consulting services provided to AIPL, including training and related services.

(4)                                 The amount shown represents fees billed for services in connection with the acquisition of VersaPharm.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has considered whether the provision of services covered in the preceding paragraphs is compatible with maintaining independence of our registered public accounting firm.  At their regularly scheduled and special meetings, the Audit Committee considered and pre-approved any audit and non-audit services to be performed for us by our independent registered public accounting firm.  The Audit Committee did not pre-approve all of the audit services, audit-related services and tax services that were performed by BDO in 2014 and 2015, because BDO was not its registered public accounting firm at that time. However, in 2016, prior to the Company engaging BDO as its independent registered public accounting firm to audit its annual consolidated financial statements for fiscal years 2015, 2014 and 2013, the Audit Committee reviewed the services provided by BDO to the Company in 2014 and 2015 in determining BDO’s independence.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee oversees Akorn’s financial reporting process on behalf of the Board.  As part of this oversight function, the Audit Committee oversees Akorn’s compliance with legal and regulatory compliance and monitors Akorn’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which includes receiving regular reports and representations by management of Akorn and its independent auditors, each of whom is given full and unlimited access to the Audit Committee to discuss any matters which they believe should be brought to our attention.

In carrying out its responsibilities, the Audit Committee acts in an oversight capacity.  Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

In this context, the Audit Committee has met and discussed the audited financial statements with management.  Management represented to the Audit Committee that Akorn’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent auditors.

The Audit Committee discussed with the independent auditors matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No.16.  In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from Akorn and its management, including the matters in the written disclosures and the applicable letter received by the Audit Committee from the independent auditors as required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence.  The Audit Committee has also reviewed the certifications of the executive officers of Akorn attached as exhibits to Akorn’s Annual Report on Form 10-K for the 2015 fiscal year as well as all reports issued by Akorn’s independent auditor related to its audit of Akorn’s financial statements for the 2014 and 2015 fiscal years and the effectiveness of Akorn’s internal control over financial reporting.

The Audit Committee has also considered whether the independent auditors’ provision of non-audit services to Akorn is compatible with the auditors’ independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, the inclusion of the audited comprehensive consolidated financial statements in Akorn’s Annual Report on Form 10-K for the years ended December 31, 2014 and December 31, 2015, for filing with the SEC.

This report is submitted by the Audit Committee, consisting of:

Steven J. Meyer (chair)

Kenneth S. Abramowitz

Ronald M. Johnson

Terry Allison Rappuhn

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

10.1*†	Form of Akorn, Inc. Non-Qualified Stock Option Agreement (May 2016).

10.2*†	Form of Akorn, Inc. Incentive Stock Option Agreement (May 2016).

10.3*†	Form of Akorn, Inc. Restricted Stock Unit Award Agreement (May 2016).

10.4†	Amended and Restated Akorn, Inc. 2003 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on March 8, 2012.

10.5†	Amended and Restated Employee Stock Purchase Plan incorporated by reference to Appendix B to the Akorn, Inc. definitive proxy statement on Schedule 14A filed on July 24, 2009.

10.6†	Form of Akorn Inc. 2014 Stock Option Plan, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on May 8, 2014.

10.7†

Form of Amendment to Executive Consulting Agreement between Akorn, Inc. and Raj Rai, dated December 8, 2009, incorporated by reference to Exhibit 10.1 to Akorn, Inc’s report on Form 8-K filed on December 22, 2009.

10.8†

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

10.12†

Form of Employment Agreement, dated April 11, 2014, between Akorn, Inc. and Bruce Kutinsky, its Chief Operating Officer, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on April 16, 2014.

10.13*†	Letter Offer Agreement, dated October 13, 2014, as amended December 18, 2014, between Akorn, Inc. and Steve Lichter.

10.14*†	Letter Offer Agreement, dated March 5, 2015, between Akorn, Inc. and Jonathan Kafer.

10.15*†	Letter Offer Agreement, dated March 26, 2015, between Akorn, Inc. and Randall Pollard.

10.16*†	Letter Agreement, dated August 25, 2015, between Akorn, Inc. and Randall Pollard.

10.17*†	Letter Agreement, dated September 4, 2015, between Akorn, Inc. and Randall Pollard.

10.18

Series A-2 Preferred Stock Purchase Agreement dated as of August 1, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.19

Amendment #1 to Series A-2 Preferred Stock Purchase Agreement dated as of September 30, 2011 by and between Akorn, Inc. and Aciex Therapeutics, Inc., incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 10-Q filed on November 9, 2011.

10.20

Lease Agreement dated July 15, 2010, by and between Veronica Development Associates, a New Jersey general partnership, and Akorn (New Jersey), Inc., an Illinois corporation, for the Company’s 50,000 square foot manufacturing facility at 72-6 Veronica Avenue, Somerset, New Jersey, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on July 30, 2010.

10.21

Subordinated Promissory Note dated July 28, 2008, issued by Akorn, Inc. to The John N. Kapoor Trust Dated September 20, 1989, in the principal amount of $5,000,000, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.22

Subordination and Intercreditor Agreement dated July 28, 2008, by and among Akorn, Inc., The John N. Kapoor Trust Dated September 20, 1989, LaSalle Bank National Association, as administrative agent for all senior lenders party to the senior credit agreement, and Akorn (New Jersey), Inc., incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on August 1, 2008.

10.23

Reimbursement and Warrant Agreement, dated April 15, 2009, among Akorn, Inc. Akorn (New Jersey), Inc., John N. Kapoor Trust dated 09/20/89, and EJ Funds LP, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 21, 2009.

10.24

Amended and Restated Subordinated Note dated August 17, 2009, made by the Company and Akorn (New Jersey), Inc., in favor of John N. Kapoor Trust Dated 9/20/89, incorporated by reference to Exhibit 10.3 of a Form 8-K filed on August 21, 2009.

10.25

Loan and Security Agreement dated as of October 7, 2011 among Akorn, Inc., a Louisiana corporation, and its domestic subsidiaries, with certain financial institutions as lenders (Lenders), and Bank of America, N.A. as agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on October 13, 2011.

10.26

Joinder and Fourth Amendment to Loan and Security Agreement and Second Amendment to Pledge Agreement dated as of October 4, 2013 among Akorn, Inc., its domestic subsidiaries, and Bank of America, N.A., incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

10.27

Replacement Note dated as of October 4, 2013 in the principal amount of $60 million by Akorn, Inc. and its domestic subsidiaries in favor of Bank of America, N.A, incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

10.28

First Amendment to Trademark Security Agreement dated as of October 4, 2013 among Akorn, Inc. and Advanced Vision Research, Inc. in favor of Bank of America, N.A., incorporated by reference to Akorn’s current report on Form 8-K filed on October 10, 2013.

10.29

Loan Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.30

Credit Agreement dated as of April 17, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders), and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.2 to Akorn Inc.’s report on Form 8-K filed on April 23, 2014.

10.31

Incremental Facility Joinder Agreement dated as of August 12, 2014 among Akorn, Inc., with certain financial institutions as lenders (Lenders) and JPMorgan Chase Bank as administrative agent (Agent) for the Lenders, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on August 15, 2014.

10.32

ABL Consent Memorandum, dated as of May 19, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn Inc.’s report on Form 8-K filed on May 20, 2015

10.33

Term Loan Consent Memorandum, dated as of May 19, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on Form 8-K filed on May 20, 2015

10.34†

Form of Employment Agreement, dated October 5, 2015, between Akorn, Inc. and Duane A. Portwood, its Chief Financial Officer, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on Form 8-K filed on October 13, 2015.

10.35

ABL Consent Memorandum, dated as of November 13, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to Akorn, Inc.’s report on November 13, 2015.

10.36

Term Loan Consent Memorandum, dated as of November 13, 2015, among Akorn, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.2 to Akorn, Inc.’s report on November 13, 2015

21.1 *	Listing of Subsidiaries of Akorn, Inc.

23.1 *	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 *	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350.

32.2 *	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350.

101

The financial statements and footnotes from the Akorn, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, filed on May 10, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKORN, INC.

	By:	/s/ RAJAT RAI
Rajat Rai
Chief Executive Officer

Date: May 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAJAT RAI	Chief Executive Officer	May 9, 2016
Rajat Rai

/s/ DUANE A. PORTWOOD	Executive Vice President and Chief Financial Officer	May 9, 2016
Duane A. Portwood	(Principal Financial Officer)

/s/ RANDALL E. POLLARD	Corporate Controller and Chief Accounting Officer	May 9, 2016
Randall E. Pollard	(Principal Accounting Officer)

/s/ JOHN N. KAPOOR, PH.D.	Director, Chairman of the Board	May 9, 2016
John N. Kapoor, Ph.D.

/s/ KENNETH S. ABRAMOWITZ	Director	May 9, 2016
Kenneth S. Abramowitz

/s/ ADRIENNE L. GRAVES, PH.D.	Director	May 9, 2016
Adrienne L. Graves, Ph.D.

/s/ RONALD M. JOHNSON	Director	May 9, 2016
Ronald M. Johnson

/s/ STEVEN J. MEYER	Director	May 9, 2016
Steven J. Meyer

/s/ TERRY ALLISON RAPPUHN	Director	May 9, 2016
Terry Allison Rappuhn

/s/ BRIAN TAMBI	Director	May 9, 2016
Brian Tambi

/s/ ALAN WEINSTEIN	Director	May 9, 2016
Alan Weinstein